Form 10-Q
period 2010-06-30
CAPITAL ONE FINANCIAL CORP
filed 2010-08-09
CIK 927628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____   to  ______

Commission File No. 1-13300
________________________

CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Capital One Drive, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(703) 720-1000

(Not applicable)
(Former name, former address and former fiscal year, if changed since last report)
________________________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

As of July 31, 2010, there were 456,773,296 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

INDEX OF MD&A TABLES AND SUPPLEMENTAL TABLES

Table	Description	Page
—	MD&A Tables:
1	Consolidated Corporate Financial Summary and Selected Metrics	2
2	Business Segment Results	3
3	Net Interest Income	12
4	Non-Interest Income	13
5	Non-Interest Expense	12
6	Securities Available for Sale	13
7	Loan Portfolio Composition	14
8	30+ Day Performing Delinquencies	15
9	Nonperforming Loans	16
10	Net Charge-Offs	17
11	Loan Modifications and Restructurings	17
12	Summary of Allowance for Loan and Lease Losses	19
13	Allocation of the Allowance for Loan and Lease Losses	20
14	Credit Card Business Results	23
15	Commercial Banking Business Results	26
16	Consumer Banking Business Results	27
17	Liquidity Reserves	30
18	Deposits	30
19	Borrowing Capacity	32
20	Interest Rate Sensitivity Analysis	34
21	Capital Ratios	35

—	Supplemental Statistical Tables:
A	Statements of Average Balances, Income and Expense, Yields and Rates	42
B	Interest Variance Analysis	44
C	Managed Loan Portfolio	45
D	Composition of Reported Loan Portfolio	47
E	Delinquencies	47
F	Net Charge-Offs	48
G	Nonperforming Assets	48

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes, and the more detailed information contained in our 2009 Annual Report on Form 10-K (“2009 Form 10-K”). This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances.  For additional information, see “Forward-Looking Statements” below. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this report in “Part II —Item 1A. Risk Factors” and in our 2009 Form 10-K in “Part I—Item 1A. Risk Factors.”

I.  INTRODUCTION

Capital One Financial Corporation (the “Company”) is a diversified financial services company with banking and non-banking subsidiaries that market a variety of financial products and services.   The Company and its subsidiaries are hereafter collectively referred to as the “We”, “Us” or “Our.”  We continue to deliver on our strategy of combining the power of national scale lending and local scale banking. Our principal subsidiaries include:

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

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses and income taxes. We had $127.1 billion in total loans outstanding and $117.3 billion in deposits as of June 30, 2010, compared with $136.8 billion in total managed loans outstanding and $115.8 billion in deposits as of December 31, 2009.

We prepare our consolidated financial statements using generally accepted accounting principles in the U.S. (“U.S. GAAP”).  We refer to the presentation as “reported basis.”  Effective January 1, 2010, we prospectively adopted two new accounting standards that resulted in the consolidation of a substantial portion of our securitization trusts.  Prior to January 1, 2010, we also presented and analyzed our results on a non-GAAP “managed basis.”  Our managed basis presentation assumed that loans that had been securitized and accounted for as sold in accordance with U.S. GAAP remained on our consolidated balance sheets.  As a result of the adoption of the new consolidation accounting standards, our reported and managed basis presentations are generally comparable for periods beginning after January 1, 2010.  We provide more information on the impact from the adoption of the new consolidation accounting standards on our reported financial statements and our non-GAAP managed basis financial results below under “Impact from Adoption of New Consolidation Accounting Standards.”

Table 1 presents selected consolidated financial data and metrics for the three and six months ended June 30, 2010 and 2009, and as of June 30, 2010 and December 31, 2009.  We present both reported and managed basis financial information for periods prior to 2010.

Table 1:  Consolidated Corporate Financial Summary and Selected Metrics

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	2009		% Change		2010	2009(1)		% Change

(Dollars in millions)	Reported	Reported	Managed	Reported	Managed	Reported	Reported	Managed	Reported	Managed
Income statement data:
Net interest income	$3,097	$1,945	$2,957	59%	5%	$6,325	$3,738	$5,707	69%	11%
Non-interest income	807	1,232	1,190	(35)	(32)	1,868	2,322	2,175	(20)	(14)
Total revenue(2)	3,904	3,177	4,147	23	(6)	8,193	6,060	7,882	35	4
Provision for loan and lease losses	723	934	1,904	(23)	(62)	2,201	2,213	4,036	(1)	(46)
Restructuring expenses(3)	—	43	43	(100)	(100)	—	61	61	(100)	(100)
Other non-interest expense	2,000	1,879	1,879	6	6	3,847	3,606	3,606	7	7
Income (loss) from continuing operations before taxes	1,181	321	321	268	268	2,145	180	180	1,092	1,092
Provision for income taxes	369	92	92	301	301	613	34	34	1,703	1,703
Income (loss) from continuing operations, net of tax	812	229	229	255	255	1,532	146	146	949	949
Loss from discontinued operations, net of tax(4)	(204)	(6)	(6)	**	**	(288)	(31)	(31)	**	**
Net income	$608	$223	$223	173%	173%	$1,244	$115	$115	982%	982%
Net income (loss) available to common shareholders	$608	$(277)	$(277)	319%	319%	$1,244	$(449)	$(449)	377%	377%

Per common share data:
Basic earnings per share	$1.34	$(0.66)	$(0.66)	303%	303%	$2.75	$(1.11)	$(1.11)	347%	347%
Diluted earnings per share	1.33	(0.66)	(0.66)	302	302	2.73	(1.11)	(1.11)	346	346

Average balances:
Loans held for investment	$128,203	$104,682	$148,013	23%	(13)%	$131,222	$104,016	$147,649	26%	(11)%
Investment securities	39,022	37,499	37,499	4	4	38,525	35,871	35,871	7	7
Interest-bearing deposits	104,163	107,033	107,033	(3)	(3)	104,083	104,047	104,047	—	—
Total deposits	118,484	119,604	119,604	(1)	(1)	118,011	115,967	115,967	2	2
Other borrowings	6,375	10,399	10,399	(39)	(39)	6,900	9,537	9,537	(28)	(28)

Selected metrics:
Revenue margin(5)	8.94%	8.43%	8.68%	51bps	26bps	9.19%	8.21%	8.36%	98bps	83bps
Net interest margin(6)	7.09	5.16	6.19	193	90	7.09	5.06	6.05	204	105
Risk-adjusted margin(7)	5.01	5.46	4.31	(45)	70	5.00	5.15	4.04	(15)	96
Net charge-off rate(8)	5.36	4.28	5.64	108	(28)	5.69	4.34	5.52	135	17
Return on average assets(9)	1.63	0.52	0.42	111	121	1.51	0.17	0.14	134	137
Return on average equity(10)	13.24	3.31	3.31	993	993	12.71	1.06	1.06	1,165	1,165
Period-end 30 + day performing delinquency rate	3.81	3.71	4.10	10	(29)	3.81	3.71	4.10	10	(29)
____________
**Not meaningful.
(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first three and six months of 2009 include only a partial impact from Chevy Chase Bank.

(2)
Billed finance charges and fees not recognized as revenue because we have established an allowance for estimated uncollectible amounts totaled $261 million and $572 million for the three months ended June 30, 2010 and 2009, respectively, and $616 million and $1.1 billion for the six months ended June 30, 2010 and 2009, respectively.

(3)	In 2009, we completed the restructuring of our operations that was initiated in 2007 to reduce expenses and improve our competitive cost position.

(4)
Discontinued operations reflect ongoing costs, which primarily consist of loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007.

(5)	Calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(6)	Calculated by dividing annualized net interest income for the period by average interest-earning assets.

(7)	Calculated by dividing annualized total revenues less net charge-offs for the period by average interest-earning assets.

(8)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(9)	Calculated by dividing annualized net income (loss) available to common stockholders for the period by average total assets.

(10)	Calculated by dividing annualized net income (loss) available to common stockholders for the period by average equity.

We evaluate our financial performance and report our results through three operating segments: Credit Card, Consumer Banking and Commercial Banking.

•
Credit Card: Consists of our domestic consumer and small business card lending, domestic small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer mortgage lending and servicing activities.

•
Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small ticket commercial real-estate loans that are in run-off mode.

Table 2 summarizes our results by business segments for the three and six months ended June 30, 2010 and 2009.  We report our business segment results based on income from continuing operations, net of tax.  In 2009, we realigned our organizational structure and business segment reporting to reflect our operating results by product type and customer segment and to integrate the operations of Chevy Chase Bank.  We revised our reportable segments and the results for our segments for all periods presented to conform to the organizational and segment reporting changes.

Table 2:  Business Segment Results

	Three Months Ended June 30,
	2010				2009
	Total Revenue (1)		Net Income (Loss)(2)		Total Revenue (1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$2,636	67%	$568	70%	$2,695	65%	$173	76%
Consumer Banking	1,097	28	305	38	1,052	25	81	35
Commercial Banking	379	10	77	9	328	8	33	14
Other(3)	(206)	(5)	(138)	(17)	72	2	(58)	(25)
Total continuing operations	$3,906	100%	$812	100%	$4,147	100%	$229	100%

	Six Months Ended June 30,
	2010				2009
	Total Revenue (1)		Net Income (Loss)(2)		Total Revenue (1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$5,467	67%	$1,057	69%	$5,372	68%	$176	121%
Consumer Banking	2,309	28	610	40	1,939	25	107	73
Commercial Banking	733	9	28	2	614	8	50	34
Other(3)(4)	(311)	(4)	(163)	(11)	(43)	(1)	(187)	(128)
Total continuing operations	$8,198	100%	$1,532	100%	$7,882	100%	$146	100%
____________
(1)
Total revenue consists of net interest income and non-interest income. Total company revenue displayed for 2009 is based on our non-GAAP managed basis results.  For more information on this measure and a reconciliation to the comparable GAAP measure, see “Exhibit 99.3— Reconciliation to GAAP Financial Measures.”

(2)	Represents net income from continuing operations, net of tax.

(3)
Other includes our corporate treasury function, the net impact of our funds transfer pricing inter-segment allocation process, brokered deposits, certain unallocated costs, and gains and losses from securitizations.

(4)	During the first quarter of 2009, Chevy Chase Bank was included within the Other category.

II.  IMPACT FROM ADOPTION OF NEW CONSOLIDATION ACCOUNTING STANDARDS

Impact on Reported Financial Information

Effective January 1, 2010, we prospectively adopted two new accounting standards that have a significant impact on our accounting for entities previously considered to be off-balance sheet arrangements. The adoption of these new accounting standards resulted in the consolidation of our credit card securitization trusts, one of our installment loan trusts and certain option-adjustable rate mortgage (“option-ARM”) loan trusts originated by Chevy Chase Bank. Prior to January 1, 2010, transfers of our credit card receivables, installment loans and certain option-adjustable rate mortgage loans to our securitization trusts were accounted for as sales and treated as off-balance sheet. At the adoption of these new accounting standards on January 1, 2010, we added to our reported consolidated balance sheet approximately $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with approximately $44.3 billion of related debt issued by these trusts to third-party investors. We also recorded an after-tax charge to retained earnings on January 1, 2010 of $2.9 billion, reflecting the net cumulative effect of adopting these new accounting standards. This charge primarily related to the addition of $4.3 billion to our allowance for loan and lease losses for the newly consolidated loans and the recording of $1.6 billion in related deferred tax assets. The initial recording of these amounts on our reported balance sheet as of January 1, 2010 had no impact on our reported income. We provide additional information on the impact on our financial statements from the adoption of these new accounting standards in “Note 1—Summary of Significant Accounting Policies” and “Note 13—Securitizations.”  We discuss the impact on our capital ratios below in “Capital.”

Although the adoption of these new accounting standards does not change the economic risk to our business, specifically our exposure to liquidity, credit and interest rate risks, the prospective adoption of these rules has a significant impact on our capital ratios and the presentation of our reported consolidated financial statements, including changes in the classification of specific income statement line items. The most significant changes to our reported consolidated financial statements are outlined below:

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

•     Changes in the amount recorded for the provision for loan and lease losses, resulting from the establishment of an allowance for loan and lease losses for the loans underlying the consolidated securitization trusts.

•     Amounts previously recorded as servicing and securitization income are now classified in our results of operations in the same manner as the earnings on loans not held in securitization trusts.

Statement of Cash Flows	• Significant change in the amounts of cash flows from investing and financing activities.

Beginning with the first quarter of 2010, our reported consolidated income statements no longer reflect securitization and servicing income related to newly consolidated loans. Instead, we report interest income, net charge-offs and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trust to third party investors in the same income statement categories as loan receivables and corporate debt. Additionally, we no longer record initial gains on new securitization activity since the majority of our securitized loans will no longer receive sale accounting treatment. Because our securitization transactions are being accounted for under the new consolidation accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities. Notwithstanding this change in accounting, our securitization transactions are structured to legally isolate the receivables from the Company, and we do not expect to be able to access the assets of our securitization trusts. We do, however, continue to have the rights associated with our retained interests in the assets of these trusts.

Because we prospectively adopted the new consolidation accounting standards, our historical reported results and consolidated financial statements for periods prior to January 1, 2010 reflect our securitization trusts as off-balance sheet in accordance with the applicable accounting guidance in effect during this period. Accordingly, our reported results and consolidated financial statements subsequent to January 1, 2010 are not presented on a basis consistent with our reported results and consolidated financial statements for periods prior to January 1, 2010. This inconsistency limits the comparability of our post-January 1, 2010 reported results to our prior period reported results.

Impact on Non-GAAP Managed Financial Information

In addition to analyzing our results on a reported basis, management historically evaluated our total company and business segment results on a non-GAAP “managed” basis. Our managed presentations reflected the results from both our on-balance sheet loans and off-balance sheet loans and excluded the impact of card securitization activity. Our managed presentations assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. Our managed results also reflected differences in accounting for the valuation of retained interests and the recognition of gains and losses on the sale of interest-only strips. Our managed results did not include the addition of an allowance for loan and lease losses for the loans underlying our off-balance sheet securitization trusts. Prior to January 1, 2010, we used our non-GAAP managed basis presentation to evaluate the credit performance and overall financial performance of our entire managed loan portfolio because the same underwriting standards and ongoing risk monitoring are used for both securitized loans and loans that we own. In addition, we used the managed presentation as the basis for making decisions about funding our operations and allocating resources, such as employees and capital. Because management used our managed basis presentation to evaluate our performance, we also provided this information to investors. We believed that our managed basis information was useful to investors because it portrayed the results of both on- and off-balance sheet loans that we managed, which enabled investors to understand the credit risks associated with the portfolio of loans reported on our consolidated balance sheet and our retained interests in securitized loans.

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

We believe that investors will be able to better understand our financial results and evaluate trends in our business if our period-over-period data are reflected on a more comparable basis. Accordingly, unless otherwise noted, this MD&A compares our reported GAAP financial information as of and for the three months and six months ended June 30, 2010 with our non-GAAP managed based financial information as of and for the three months and six months ended June 30, 2009 and as of December 31, 2009. We provide a reconciliation of our non-GAAP managed based information for periods prior to January 1, 2010 to the most comparable reported GAAP information in “Exhibit 99.3— Reconciliation to GAAP Financial Measures.”

III. EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

Financial Highlights

We reported net income attributable to common shareholders of $608 million ($1.33 per diluted share) in the second quarter of 2010, which included the benefit of a $1.0 billion reduction in our allowance for loan and lease losses.  In comparison, we reported net income of $636 million ($1.40 per diluted share) in the first quarter of 2010 and a net loss of $277 million ($(0.66) per diluted share) in the second quarter of 2009.  We generated net income of $1.2 billion ($2.73 per diluted share) in the first six months of 2010, compared with a net loss of $449 million ($(1.11) per diluted share) in the first six months of 2009.  As noted above, the presentation of our results on a non-GAAP managed basis prior to January 1, 2010 assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. These classification differences resulted in differences in certain revenue and expense components of our results of operations on a reported basis and our results of operations on a managed basis, although net income for both bases was the same.

The $28 million, or 4%, decrease in our net income in the second quarter of 2010 from the first quarter of 2010 was attributable to a decline in total revenue and an increase in non-interest expense and loss from discontinued operations, which were offset by a decrease in our provision for loan and lease losses.  Total revenue decreased by $385 million, or 9%, in the second quarter of 2010 from the first quarter of 2010, primarily due to a decline in average loans as a result of the expected continued run-off of our installment loan, mortgage loan and small-ticket commercial real estate loan portfolios, charge-offs and weaker consumer loan demand.  We experienced increases in non-interest expense and loss from discontinued operations due in part to recording additional mortgage loan repurchase claims expense of $404 million in the second quarter of 2010, compared with $224 million in the first quarter of 2010.  The significant increase in our representation and warranty reserves in the second quarter of 2010 was primarily attributable to a refinement we made in estimating our mortgage representation and warranty reserves.  During the second quarter, we were able to extend the timeframe, in most instances, over which we estimate repurchase liability to the full life of the loans sold by our subsidiaries.  We provide additional information on this change below in “Critical Accounting Policies and Estimates.” The unfavorable impact from these items was offset by a $755 million decrease in our provision for loan and lease losses, attributable to continued improvement in credit performance trends across our portfolios. The continued improvement in credit performance reflects the slowly improving economy, coupled with actions taken by us over the past several years to improve underwriting standards and exit portfolios with unattractive credit metrics.

Our financial strength and capacity to absorb risk remained high during the second quarter of 2010.  Our Tier-1 risk-based capital ratio of 9.9% as of June 30, 2010, was up 30 basis points from 9.6% at the end of the first quarter of 2010 and comfortably above the regulatory well-capitalized minimum.  Our tangible common equity to tangible managed assets (“TCE ratio”), a non-GAAP measure, increased to 6.1%, up 60 basis points from 5.5% at the end of the first quarter of 2010.

Below are additional highlights of our performance for the second quarter and first six months of 2010. These highlights generally are based on a comparison of our reported results for the second quarter and first six months of 2010 to our managed results for the second quarter and first six months of 2009. The highlights of changes in our financial condition and credit performance are generally based on our reported financial condition and credit statistics as of June 30, 2010, compared with our financial condition and credit performance on a managed basis as of December 31, 2009. We provide a more detailed discussion of our results of operation, financial condition and credit performance in “Consolidated Financial Performance,” “Consolidated Balance Sheet Analysis and Credit Performance” and “Business Segment Financial Performance.”

•
Credit Card: Our Credit Card business generated net income of $568 million and $1.1 billion in the second quarter and first six months of 2010, respectively, up from $173 million and $176 million in the second quarter and first six months of 2009, respectively. The primary drivers of the improvement in our Credit Card business results were an increase in the net interest margin and a significant decrease in the provision for loan and lease losses. The increase in the net interest margin was attributable to the combined impact of higher asset yields and lower funding costs. The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that we implemented during 2009, while the decrease in our funding costs reflected the continued shift in the mix of our funding to lower cost consumer deposits from higher cost wholesale sources. The decrease in the provision for loan and lease losses was due to more favorable credit quality trends as well as a decline in outstanding loan balances. Of the $1.0 billion reduction in the allowance in the second quarter of 2010, $665 million was attributable to our Credit Card business.

•
Consumer Banking: Our Consumer Banking business generated net income of $305 million and $610 million in the second quarter and first six months of 2010, up from $81 million and $107 million in the second quarter and first six months of 2009, respectively. The significant improvement in profitability in our Consumer Banking business was attributable to improved credit conditions and consumer credit performance, particularly within our auto loan portfolio. Although our mortgage portfolio includes the distressed portfolio we acquired from Chevy Chase Bank, the fair value that we recorded for this portfolio at the date of acquisition already includes an estimate of credit losses expected to be realized over the remaining lives of the loans. The credit performance of these loans has been relatively consistent with our estimate of credit losses at the acquisition date.

•
Commercial Banking: Our Commercial Banking business generated net income of $77 million and $28 million in the second quarter and first six months of 2010, compared with net income of $33 million and $50 million in the second quarter and first six months of 2009.  Lending and loan commitments have increased in our Commercial Banking business.  The stress on our commercial real estate portfolio from the weak economy, however, continues to have an adverse impact on our Commercial Banking business, although we are seeing some signs that commercial real-estate values are beginning to stabilize.

•
Total Loans: Total loans held for investment decreased by $9.7 billion, or 7%, during the first six months of 2010 to $127.1 billion as of June 30, 2010, from $136.8 billion as of December 31, 2009. This decrease was primarily due to charge-offs and run-off of loans in our Credit Card and Consumer Banking businesses.

•
Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remain elevated, these rates continued to show signs of improvement in the second quarter of 2010. The net charge-off rate decreased to 5.36% in the second quarter of 2010, from 6.01% in the first quarter of 2010, and the 30+ day performing delinquency rate decreased to 3.81%, from 4.22% in the first quarter of 2010.  Based on strong credit performance trends, such as the significant decline in the 30+ day performing delinquency rate from 4.73% at the end of 2009, we believe our net-charge offs peaked in the first quarter of 2010.

•
Allowance for Loan and Lease Losses:  As a result of the adoption of the new consolidation accounting guidance, we increased our allowance for loan and lease losses by $4.3 billion to $8.4 billion on January 1, 2010. The initial recording of this amount on our reported balance sheet as of January 1, 2010 reduced our stockholders’ equity but had no impact on our reported results of operations. After taking into consideration the $4.3 billion addition to our allowance for loan and lease losses on January 1, 2010, our allowance for loan and lease losses decreased by $1.6 billion during the first six months of 2010, to $6.8 billion as of June 30, 2010.  The $1.6 billion decrease in our allowance was attributable to an overall improvement in credit quality trends, as well as a decrease in the balance of our loan portfolio.  The allowance as a percentage of our total reported loans was 5.35% as of June 30, 2010, compared with 5.96% as of March 31, 2010 and 4.55% as of December 31, 2009.

Business Environment and Significant Developments

We continue to operate in an environment of significant economic and regulatory uncertainty.  We currently believe that the economic recovery will remain fragile and modest at best.

The recent enactment of the Dodd−Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to establish more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us and limiting fees we can charge.  For example, the Dodd-Frank Act may affect our qualifying Tier 1 regulatory capital.  Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions as of the time we filed this Quarterly Report on Form 10-Q, the regulatory environment and our business strategies.   The statements contained in this section are based on our current expectations regarding the Company’s outlook for its financial results and business strategies.  Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.  Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those in our forward-looking statements. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of our 2009 Form 10-K for factors that could materially influence our results.

Total Company Expectations

Total Loans:  The pace of loan balance decline has slowed, reflecting the decline in charge-offs and gradual abatement of expected portfolio run-offs.  We believe our portfolio balances will reach a bottom over the next several quarters, stabilize and begin to grow modestly in 2011. The timing and pace of expected growth will depend on broader economic trends that impact overall consumer and commercial demand.  Although we are uncertain of the exact magnitude and timing of a pick-up in demand, we believe we are well positioned to gain market share in our Domestic Card business and to grow modestly in our Commercial Banking business.  We expect the securitized debt obligation to decline further in the second half of 2010, to approximately $23.9 billion by the end of 2010, which would represent a decrease of 51% from the balance as of January 1, 2010.

Earnings:  Over the next several quarters, we expect our quarterly margins to decline, driven primarily by a continued decline in our Domestic Card revenue margin, as well as the stabilization of funding costs.  While we expect our marketing expenses to continue to increase in the second half of 2010, the extent of the increase will depend on growth opportunities.  We expect that our operating expenses, excluding marketing expenses, will remain at approximately the same level in the second half of 2010 as in the first half of 2010.  We believe that the combined impact of these expected trends will result in a decline in our quarterly “pre-provision” earnings (earnings excluding our provision for loan and lease losses) into 2011. As we move past the early part of 2011, we expect that our quarterly pre-provision earnings will begin to grow in 2011.

Based on favorable credit performance and economic trends, we expect a continued decline in the level of charge-offs.  Given the historically high levels of allowance coverage and improvement in credit performance, coupled with the decline in outstanding loans, we expect continued reductions in our allowance for loan and lease losses over the remainder of 2010.  We believe the reductions in our allowance will cushion the bottom-line impact of the expected decline in pre-provision earnings.

Capital:  We expect our TCE ratio to follow an upward trajectory.  We previously indicated, however, that the trends in our Tier 1 capital and TCE ratios would diverge in 2010 and early 2011 as a result of our adoption of the new consolidation accounting standards.  As permitted under the capital rules issued by banking regulators in January 2010, we elected to phase in the impact from the adoption of the new consolidation accounting standards on risk-based capital over 2010 and the first quarter of 2011.  During the phase-in period, we expect that our Tier 1 ratios will continue to be adversely affected by (i) a decrease in the numerator resulting from the disallowance of a portion of the deferred tax assets associated with the increase in our allowance for loan and lease losses from consolidation and (ii) an increase in the denominator through the first quarter of 2011 due in part to the new consolidation accounting standards.

Despite the near-term decline in our Tier 1 capital ratios, we expect our Tier 1 ratios will remain above well-capitalized minimum levels throughout the regulatory capital phase-in period for the new consolidation standards. Once the phase-in period is complete in early 2011 and as credit loss levels continue to normalize, we expect the pro-cyclical Tier 1 ratios to more than proportionately follow the upward trajectory of the TCE ratios.

Business Segment Expectations

Credit Card Business

As a result of increasing new originations, reduced charge-offs and the gradual abatement of the run-off of installment loans in our Credit Card business, we believe credit card loan balances will stabilize in the second half of 2010.  Over the next few quarters, we expect that quarterly Domestic Card revenue margin will decline to around 15% by the end of 2010 or early 2011, as the major impacts from the Credit CARD Act and cyclical forces are fully absorbed.  While the over-limit fee impact has been largely reflected in the first and second quarter results of our Credit Card business, there are three primary factors contributing to the expected downward pressure on the Domestic Card revenue margin, with each factor accounting for approximately one-third of the expected revenue margin decline.  These factors include the following:

•
As higher-margin loan account balances pay down or charge-off, we expect that these accounts will be partially replaced by new loan originations with lower introductory promotional rates. These reduced rates will decrease our average asset yields, which we expect will reduce our net interest margin.

•
The credit-related benefit to revenue we experienced in the first and second quarters of 2010 from the recognition of previously billed finance charges and fees is likely to diminish, as the backlog of billed but unrecognized finance charges has decreased significantly due to the more favorable credit performance trends.

•
We expect a reduction in late fees as a result of the August 22, 2010 implementation of the Federal Reserve “reasonable and proportional” fee regulations related to the CARD Act.  We expect a partial quarter impact in the third quarter of 2010 and a full quarter impact in the fourth quarter of 2010.

Longer term, the Domestic Card revenue margin may decline modestly as credit conditions continue to improve. As a result, we expect that the Domestic Card revenue margin will remain at a level consistent with overall healthy returns.

Consumer Banking Business

We continue to expect an overall decline in the balance of loans in our Consumer Banking business, primarily attributable to the run-off of our mortgage loan portfolios. We expect the balance of loans in our mortgage portfolio, which largely remains in a run-off mode, to continue to decline during 2010.  We are beginning to approach a point where our new auto loan originations are close to offsetting the run-offs from our previous business.  We expect consumer deposit balances to continue to grow with an improved mix away from time deposits.

Commercial Banking Business

Although the use of committed lines of credit in our Commercial Banking business remains low by historical standards, the level of loan originations and commitments has begun to increase.  Based on recent activity, we expect modest growth in our commercial banking portfolio over the remainder of 2010.  While the credit performance of our commercial loan portfolio appears to be stabilizing, we believe that the rate of charge-offs and nonperforming loans is likely to fluctuate over the next few quarters due to continuing economic uncertainty.  We expect commercial deposit volumes to show further growth with a continued focus on our core client relationships.

IV. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Significant Accounting Policies” of our 2009 Form 10-K.

We have identified the following accounting policies as our most critical accounting policies and estimates because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.

•	Fair value measurement, including the assessment of other-than-temporary impairment of available-for-sale securities;

•	Representation and Warranty Reserve;

•	Allowance for loan and lease losses;

•	Valuation of goodwill and other intangibles;

•	Finance charge, interest and fee revenue recognition;

•	Derivative and hedge accounting;

•	Loss contingency reserves; and

•	Income taxes.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions.  The use of fair value to measure our financial instruments is fundamental to the preparation of our consolidated financial statements because we account for and record a substantial portion of our assets and liabilities at fair value.  Accordingly, we provide information below on financial instruments recorded at fair value on our consolidated balance sheets.  We also discuss below refinements we made in the second quarter of 2010 in estimating our loss contingency reserves for mortgage loan repurchase claims pursuant to representation and warranty provisions, which had a material impact on the amount of the loan repurchase expense we recorded in the second quarter of 2010.  Management has discussed any significant changes in judgments or assumptions with the Audit and Risk Committee of the Board of Directors.

Fair Value

The fair value accounting rules provide a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Each financial asset or liability is assigned to a level based on the lowest level of any input that is significant to its fair value measurement. The three levels of the fair value hierarchy are described below:

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 21% of our total reported assets of $197.5 billion as of June 30, 2010, compared with 26% of our total reported assets of $169.6 billion as of December 31, 2009.  Financial assets for which fair values were measured using significant Level 3 inputs represented approximately 4% of these financial instruments (1% of total assets) as of June 30, 2010, and approximately 14% (4% of total assets) as of December 31, 2009. The decreases in the percentage of financial instruments measured at a fair value on a recurring basis and the percentage of financial instruments measured using Level 3 inputs were primarily attributable to the increase in our assets from the adoption of the new consolidation accounting standards, as the consolidated loans are generally classified as held for investment and are therefore not measured at fair value on a recurring basis. We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 7—Fair Value of Financial Instruments.”

Representation and Warranty Reserve

The representation and warranty reserve is available to provide for probable losses inherent with the sale of mortgage loans by certain of our subsidiaries in the secondary market. In the normal course of business, certain representations and warranties with respect to the characteristics of the mortgage loans and the origination process are made to investors at the time of sale.  A subsidiary may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties.  In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others), and the subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. A subsidiary is exposed to any losses on the repurchased loans after giving effect to any recoveries on the collateral.  In some instances, a subsidiary may agree to make cash payments to make an investor whole on losses or to settle repurchase claims.  In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of breaches of representations and warranties.  In some cases, the amount of such losses could exceed the repurchase amount of the related loans.

The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed on a quarterly basis.  Factors currently considered in the evaluation process for establishing the reserve include:  identity of counterparty, trends in repurchase requests, the number of currently open repurchase requests, the status of any litigation arising from the repurchase requests, current and future level of loan losses to the extent the losses can reasonably be determined, trends in success rates (i.e. the probability that repurchase requests lead to payments) where such trends are meaningful, estimated future success rates, estimated gross loss per claim and estimated value of the underlying collateral.  The estimate for the reserve is refined as additional information becomes available with respect to the various factors.  During the second quarter of 2010, we were able to extend the timeframe, in most instances, over which we estimate repurchase liability to the full life of the loans sold by our subsidiaries.

Changes in the reserve are included in non-interest income for continuing operations or discontinued operations for changes related to GreenPoint Mortgage. Losses incurred on loans that we are required to either repurchase or make payments to the investor under the indemnification provisions are charged against the reserve. The representation and warranty reserve is included in other liabilities.

As of June 30, 2010 and December 31, 2009, the representation and warranty reserve was $853 million and $238 million, respectively, which are included within other liabilities and of which $630 million and $210 million were part of discontinued operations, respectively.  For the six month periods ended June 30, 2010 and 2009, the amounts recorded in non-interest expense for the representation and warranty reserve were $628 million and $27 million, respectively, of which $433 million and $26 million were part of discontinued operations, respectively.  See “Note 14- Commitments Contingencies and Guarantees” for additional discussion related to GreenPoint representation and warranty claims.

We provide additional information on our critical accounting policies and estimates in our 2009 Form 10-K in “Part I-Item 7. MD&A—Critical Accounting Estimates.”

V. RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, financial condition, stockholders’ equity, capital ratios or business operations. As discussed above, effective January 1, 2010, we adopted two new accounting standards that had a significant impact on the manner in which we account for our securitization transactions, our consolidated financial statements and our capital ratios. These new accounting standards eliminated the concept of qualified special purpose entities (“QSPEs”), revised the accounting for transfers of financial assets and changed the consolidation criteria for variable interest entities (“VIEs”). Under the new accounting guidance, the determination to consolidate a VIE is based on a qualitative assessment of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. Consolidation is required when an entity has the power to direct matters which significantly impact the economic performance of the VIE, together with either the obligation to absorb losses or the rights to receive benefits that could be significant to the VIE. The prospective adoption of this new accounting guidance resulted in our consolidating substantially all our existing securitization trusts that had previously been off-balance sheet and eliminated sales treatment for new transfers of loans to securitization trusts.

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

VI. OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

In the ordinary course of business, we are involved in various types of transactions with limited liability companies, partnerships or trusts that often involve special purpose entities (“SPEs”) and VIEs. Some of these arrangements are not recorded on our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and accounting required to be applied to, the arrangement. Because these arrangements involve separate legal entities that have significant limitations on their activities, they are commonly referred to as “off-balance sheet arrangements.” These arrangements may expose us to potential losses in excess of the amounts recorded in the consolidated balance sheets. Our involvement in these arrangements can take many forms, including securitization and servicing activities, the purchase or sale of mortgage-backed or other asset-backed securities in connection with our mortgage portfolio, and loans to VIEs that hold debt, equity, real estate or other assets. Under previous accounting guidance, we were not required to consolidate the majority of our securitization trusts because they were QSPEs. Accordingly, we considered these trusts to be off-balance sheet arrangements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two new accounting standards that eliminated the concept of QSPEs, revised the accounting for transfers of financial assets and changed the consolidation criteria for VIEs. As discussed above in “Impact from Adoption of New Consolidation Accounting Standards,” these standards were effective January 1, 2010 and adopted prospectively, which resulted in the consolidation of our credit card securitization trusts, one installment loan trust and certain option-ARM loan trusts originated by Chevy Chase Bank for which we provide servicing.

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $1.2 billion and $259 million, respectively, as of June 30, 2010, and our maximum exposure to loss was $1.2 billion. We provide a discussion of our activities related to these VIEs in “Note 15—Other Variable Interest Entities.”

VII. CONSOLIDATED FINANCIAL PERFORMANCE

The section below provides a comparative discussion of our consolidated corporate financial performance for the three months and six months ended June 30, 2010 and 2009.  Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below displays the major sources of our interest income and interest expense for the three and six months ended June 30, 2010 and 2009. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. We provide additional supplemental tables in “Supplemental Statistical Tables” to assist in analyzing changes in our net interest income. Table A under “Supplemental Statistical Tables” presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, the interest earned or paid and the average yield or cost during the period. Table B under “Supplemental Statistical Tables” presents a rate/volume analysis that shows the variance in our net interest income between periods and the extent to which that variance is attributable to (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 3: Net Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009 (1)		2010	2009 (1)
(Dollars in millions)	Reported	Reported	Managed	Reported	Reported	Managed
Interest income:
Loans held-for-investment:
Consumer loans(2)(3)	$3,178	$1,853	$3,184	$6,445	$3,670	$6,289
Commercial loans	298	384	384	689	758	758
Total loans held for investment, including past-due fees	3,476	2,237	3,568	7,134	4,428	7,047
Investment securities	342	412	412	691	808	808
Other	17	68	17	40	131	33
Total interest income	3,835	2,717	3,997	7,865	5,367	7,888

Interest expense:
Deposits	368	560	560	767	1,187	1,187
Securitized debt obligations	212	74	342	454	165	717
Senior and subordinated notes	72	57	57	140	115	115
Other borrowings	86	81	81	179	162	162
Total interest expense	738	772	1,040	1,540	1,629	2,181
Net interest income	$3,097	$1,945	$2,957	$6,325	$3,738	$5,707
____________
(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first six months of 2009 include only a partial impact from Chevy Chase Bank.

(2)	Interest income on credit card, auto, mortgage and retail banking loans is reflected in consumer loans.

(3)	Interest income generated from small business credit cards is included in consumer loans.

Our reported net interest income of $3.1 billion for the second quarter of 2010 increased by 5% from managed net interest income of $3.0 billion for the second quarter of 2009, driven by a 15% (90 basis point) expansion of our net interest margin to 7.09%, which was partially offset by a 9% decrease in our average interest-earning assets.

Our reported net interest income of $6.3 billion for the first six months of 2010 increased by 11% from managed net interest income of $5.7 billion for the first six months of 2009, driven by a 17% (104 basis point) expansion of our net interest margin to 7.09%, which was partially offset by a 5% decrease in our average interest-earning assets.

The increase in net interest margin in the second quarter and first six months of 2010 was primarily attributable to significant reduction in our average cost of funds, coupled with an increase in the average yield on our interest-earning assets. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. In addition, the overall interest rate environment, combined with our disciplined pricing, drove a decrease in our average deposit interest rates. The increase in the average yield on our interest-earning assets reflected the benefit of pricing changes that we implemented during 2009, which contributed to an increase in the average yields on our loan portfolio, as well as improved credit conditions, which allowed us to recognize a greater proportion of uncollected finance charges in income during the second quarter of 2010.

The decrease in our average interest-earning assets in the second quarter and first six months of 2010 reflected the combined impact of the run-off of our installment loan and mortgage loan portfolios, elevated charge-offs and a decline in  credit card account loan balances.

Non-Interest Income

Non-interest income consists of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income. Table 4 displays the components of non-interest income for the three and six months ended June 30, 2010 and 2009. Prior to the adoption of the new consolidation accounting standards on January 1, 2010, our reported non-interest income included servicing fees, finance charges, other fees, net charge-offs and interest paid to third party investors related to our securitization trusts as a component of non-interest income. In addition, when we created securitization trusts, we recognized gains or losses on the transfer of loans to these trusts and recorded our initial retained interests in the trusts. Beginning January 1, 2010, unless we qualify for sale accounting under the new consolidation accounting standards, we will no longer recognize a gain or loss or record retained interests when we transfer loans into securitization trusts. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are now reported as a component of net interest income instead of as a component of non-interest income.

Table 4: Non-Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009 (1)		2010	2009(1)
(Dollars in millions)	Reported	Reported	Managed	Reported	Reported	Managed
Non-interest income:
Servicing and securitizations	$21	$363	$(130)	$(15)	$816	$(259)
Service charges and other customer-related fees	496	492	725	1,081	998	1,505
Interchange	333	126	344	644	267	688
Net other-than-temporary impairment	(26)	(10)	(10)	(57)	(10)	(10)
Other	(17)	261	261	215	251	251
Total non-interest income	$807	$1,232	$1,190	$1,868	$2,322	$2,175
____________
(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first six months of 2009 include only a partial impact from Chevy Chase Bank.

Non-interest income of $807 million for the second quarter of 2010 decreased by $383 million, or 32%, over managed non-interest income of $1.2 billion for the second quarter of 2009. Non-interest income of $1.9 billion for the first six months of 2010 decreased by $307 million, or 14%, over managed non-interest income of $2.2 billion for the second quarter of 2009.

The decrease in non-interest income in the second quarter and first six months of 2010 was primarily attributable to a reduction in over-limit fees as result of provisions under the CARD Act, a decline in the fair value of our mortgage servicing rights due to the run-off of our mortgage portfolio and enhancements in valuation inputs and assumptions, increased loan repurchase charges related to mortgage representation and warranty claims and an increase in other-than-temporary impairment losses.  We recorded other-than-temporary losses in the second quarter and first six months of 2010 on certain non-agency mortgage-related securities as a result of further deterioration in the credit performance of these securities resulting from the continued weakness in the housing market and high unemployment.  In addition, we recorded other-than-temporary impairment on certain other non-agency mortgage-related securities because of our intent to sell these securities.

We provide additional information on representation and warranty claims in “Critical Accounting Polices and Estimates” and in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”   We provide additional information on other-than-temporary recognized on our available-for-sale securities in “Note 5—Investment Securities.”

Provision for Loan and Lease Losses

We build our allowance for loan and lease losses through the provision for loan and lease losses. Our provision for loan and lease losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable credit losses inherent in our loan portfolio as of each balance sheet date. Table 12 below under “Consolidated Balance Sheet Analysis—Summary of Allowance for Loan and Lease Losses” summarizes changes in our allowance for loan and lease losses and details the provision for loan and lease losses recognized in our income statement and the charge-offs recorded against our allowance for loan and lease losses for the three and six months ended June 30, 2010 and 2009.

We recorded a provision for loan and lease losses of $723 million and $2.2 billion for the second quarter and first six months of 2010, respectively, compared with a provision for loan and lease losses on a managed basis of $1.9 billion and $4.0 billion for the second quarter and first six months of 2009, respectively. The decrease in our provision expense for loan and lease losses reflected the significant reduction in our allowance for loan and lease losses during the second quarter and first six months of 2010, attributable to continued improvement in credit performance trends across our portfolios.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses also are included in non-interest expense. Table 5 displays the components of non-interest expense for the three and six months ended June 30, 2010 and 2009.

Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in millions)	Reported	Reported/Managed(1)	Reported	Reported/Managed(1)
Non-interest expense:
Salaries and associated benefits	$650	$634	$1,296	$1,188
Marketing	219	134	399	297
Communications and data processing	164	195	333	394
Supplies and equipment	129	128	253	247
Occupancy	117	115	237	215
Restructuring expense	0	43	0	61
Other(2)	721	673	1,329	1,265
Total non-interest expense	$2,000	$1,922	$3,847	$3,667
____________
(1)	Non-interest expense reported and managed amounts were the same for the three and six months ended June 30, 2009.

(2)	Consists of professional services expenses, credit collection costs, fee assessments and intangible amortization expense.

Non-interest expense of $2.0 billion for the second quarter of 2010 was up $78 million, or 4%, from the first quarter of 2009, and non-interest expense of $3.8 billion for the first six months of 2010 was up $180 million, or 5%, from the first six months of 2009.   The increase in non-interest expense was primarily attributable to higher marketing costs, legal reserves and non-income tax-related accruals.

Income Taxes

Our effective income tax rate from continuing operations was 31.2% in the second quarter of 2010, up from 28.7% in the second quarter of 2009, and 28.6% for the first six months of 2010, up from 18.9% for the first six months of 2009.  The variance in our effective tax rate between periods is due in part to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and permanent tax items.  The increase in our effective tax rate reflected a higher proportion of income earned.  We recorded a $50 million tax benefit from the settlement of certain pre-acquisition tax liabilities related to North Fork and resolution of certain tax issues before the U.S. Tax Court during the first six months of 2010, which partially offset the increase in our effective tax rate for this period.

We provide additional information on items affecting our income taxes and effective tax rate in our 2009 Form 10-K under “Note 18—Income Taxes.”

VIII. CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $197.5 billion as of June 30, 2010, after taking into consideration the $41.9 billion of assets added to our balance sheet on January 1, 2010 as a result of the adoption of the new consolidation standards,  decreased by $14 billion, or 8%, during the first six months of 2010.  Total liabilities of $172.2 billion as of June 30, 2010, after taking into consideration the $44.3 billion of securitization debt added to our balance sheet on January 1, 2010 as a result of the adoption of the new consolidation standards, decreased by $15.2 billion, or 11%, during the first six months of 2010. Our stockholders’ equity, after taking into account the cumulative effect after-tax charge of $2.9 billion to retained earnings on January 1, 2010 from the adoption of the new consolidation accounting standards, increased by $1.6 billion during the first six months of 2010, to $25.3 billion as of June 30, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $1.2 billion for the first six months of 2010.

Following is a discussion of material changes, excluding the impact from our January 1, 2010 adoption of the new consolidation accounting standards, in the major components of our assets and liabilities during the first six months of 2010.

Investment Securities

Our investment securities portfolio, which had a fair value of $39.4 billion and $38.8 billion, as of June 30, 2010 and December 31, 2009, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage related securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans and home equity lines of credit; municipal securities; and limited Community Reinvestment Act (“CRA”) equity securities.  Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored entities or agencies.  Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 72% of our total investment securities portfolio as of June 30, 2010, compared with 76% as of December 31, 2009.

All of our investment securities were classified as available for sale as of June 30, 2010 and reported in our consolidated balance sheet at fair value.  Table 6 presents, for the major categories of our investment securities, the amortized cost and fair value as of June 30, 2010 and December 31, 2009.

Table 6: Investment Securities Available for Sale

	June 30, 2010		December 31, 2009

(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$376	$391	$379	$392
U.S. Agency debt obligations(1)	379	399	455	477
Collateralized mortgage obligations (“CMO”):
Agency(2)	13,429	13,903	8,174	8,300
Non-agency	1,293	1,148	1,608	1,338
Total CMOs	14,722	15,051	9,782	9,638
Mortgage-backed securities (“MBS”):
Agency(2)	12,599	13,154	19,429	19,858
Non-agency	873	783	1,011	826
Total MBS	13,472	13,937	20,440	20,684
Asset-backed securities(3)	9,036	9,175	7,043	7,192
Other securities(4)	415	471	440	447
Total	$38,400	$39,424	$38,539	$38,830
____________
(1)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $151 million and $227 million, respectively, and fair values of $157 million and $241 million, respectively, as of June 30, 2010.

(2)
Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized costs of $14.3 billion, $6.3 billion and $2.2 billion, respectively, and fair values of $14.8 billion, $6.5 billion and $2.3 billion, respectively, as of June 30, 2010. The Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of June 30, 2010.

(3)
Consists of securities collateralized by credit card loans, auto loans, auto dealer floor plan inventory loans, equipment loans, and home equity lines of credit.  The distribution among these asset types was approximately 77.2% credit card loans, 6.6% auto loans, 10.1% student loans, 4.3% auto dealer floor plan inventory loans, 1.6% equipment loans, and 0.2% home equity lines of credit as of June 30, 2010.  In comparison, the distribution was approximately 76.3% credit card loans, 14.0% auto loans, 6.9% student loans, 1.7% auto dealer floor plan inventory loans, 0.8% equipment loans and 0.3% home equity lines of credit as of December 31, 2009.  Approximately 81.2% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2010, compared with 84.2% as of December 31, 2009.

(4)	Consists of municipal securities and equity investments, primarily related to CRA activities.

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”).  We had gross unrealized gains of $1.3 billion and gross unrealized losses of $261 million on available-for sale securities as of June 30, 2010, compared with gross unrealized gains of $840 million and gross unrealized losses of $549 million as of December 31, 2009.  The increase in gross unrealized gains and decrease in gross unrealized losses in the first six months of 2010 was primarily driven by a tightening of credit spreads, attributable to the improvement in credit performance and increased liquidity, and lower interest rates. Of the $261 million gross unrealized losses as of June 30, 2010, $255 million related to securities that had been in a loss position for more than 12 months.

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment based on a number of criteria, including the extent and duration of the decline in value, the severity and duration of the impairment, recent events specific to the issuer and/or industry to which the issuer belongs, the payment structure of the security, external credit ratings and the failure of the issuer to make scheduled interest or principal payments, the value of underlying collateral, our intent and ability to hold the security and current market conditions.

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

We recognized net other-than-temporary impairment on available-for-sale securities of $26 million and $52 million in the second quarter and first six months of 2010, respectively, due in part to deterioration in the credit performance of certain securities resulting from the continued weakness in the housing market and high unemployment and our decision to sell certain other securities before recovery of the impairment amount.

We provide additional information on our available-for-sale securities in “Note 5—Investment Securities.”

Total Loans

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts.  Prior to our January 1, 2010 adoption of the new consolidation standards, a portion of our managed loans were accounted for as off-balance sheet.  Loans underlying our securitization trusts are now reported on our consolidated balance sheets in restricted loans for securitization investors.  Our total reported loans declined by $9.7 billion, or 7%, during the first six months of 2010 to $127.1 billion as of June 30, 2010, from managed loans of $136.8 billion as of December 31, 2009.  The decline was primarily due to the run-off of loans in businesses that we either exited or repositioned early in the economic recession and charge-offs. The run-offs are related to installment loans in our Credit Card business and mortgage loans in our Consumer Banking business. Table 7 represents the composition of our loan portfolio, by business segments, as of June 30, 2010 and December 31, 2009.

Table 7: Loan Portfolio Composition

	June 30, 2010	December 31, 2009
(Dollars in millions)	Reported On-Balance Sheet	Reported On-Balance Sheet	Off-Balance Sheet	Total Managed
Credit Card business:
Credit card loans:
Domestic credit card loans	$49,625	$13,374	$39,827	$53,201
International credit card loans	7,249	2,229	5,951	8,180
Total credit card loans	56,874	15,603	45,778	61,381
Installment loans:
Domestic installment loans	4,888	6,693	406	7,099
International installment loans	20	44	—	44
Total installment loans	4,908	6,737	406	7,143
Total credit card	61,782	22,340	46,184	68,524

Consumer Banking business:
Automobile	17,221	18,186	—	18,186
Mortgage	13,322	14,893	—	14,893
Other retail	4,770	5,135	—	5,135
Total consumer banking	35,313	38,214	—	38,214
Total consumer(1)	97,095	60,554	46,184	106,738

Commercial Banking business:
Commercial and multifamily real estate(2)	13,580	13,843	—	13,843
Middle market	10,203	10,062	—	10,062
Specialty lending	3,815	3,555	—	3,555
Total commercial lending	27,598	27,460	—	27,460
Small-ticket commercial real estate	1,977	2,153	—	2,153
Total commercial banking	29,575	29,613	—	29,613
Other:
Other loans	470	452	—	452
Total company	$127,140	$90,619	$46,184	$136,803
____________
(1)	Consumer loans consist of all of the loans within our Credit Card business and our Consumer Banking business.

(2)	Includes construction and land development loans totaling $2.6 billion and $2.5 billion as of June 30, 2010 and December 31, 2009, respectively.

Credit Performance

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Key metrics that we track and use in evaluating the credit quality of our loan portfolio include delinquency rates, nonperforming loans, non accrual loans, loans classified as criticized and charge-off rates. High unemployment, the decline in home prices and continued weak economic conditions have adversely affected the ability of consumers and businesses to meet their debt obligations, which has contributed to elevated rates of delinquencies, nonperforming loans and charge-offs. We present information in the section below on the credit performance of our total loans, including the key metrics that we use in tracking changes in the credit quality of our loan portfolio.

Delinquent and Nonperforming Loans

We consider the entire balance of an account to be delinquent if the minimum contractually required payment is not received by the due date. Our policies for classifying loans as nonperforming and placing them on nonaccrual status are as follows:

•
Credit card loans:  We continue to classify credit card loans as performing until the loan is charged-off. We also continue to accrue finance charges and fees on credit card loans until the account is charged-off. We reduce, however, the carrying amount of credit card loan balances by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

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

Table 8 compares 30+ day performing loan delinquency rates, by loan category, as of June 30, 2010, December 31, 2009 and June 30, 2009.  Delinquency rates for all loan categories, except commercial and multifamily real estate, showed signs of improvement during the first six months of 2010, reflecting positive trends in credit conditions. In addition, expected seasonal trends and the diminishing initial adverse impact from the pricing changes we made during 2009 contributed to a reduction in the delinquency rate for domestic credit cards.

Table 8: 30+ Day Performing Delinquencies(1)

	June 30, 2010		December 31, 2009(2)		June 30, 2009(2)
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Credit Card business:
Domestic credit card and installment	$2,617	4.80%	$3,487	5.78%	$3,087	4.77%
International credit card and installment	438	6.03	539	6.55	578	6.69
Total credit card	3,055	4.95	4,026	5.88	3,665	4.99

Consumer Banking business:
Automobile	1,334	7.74	1,824	10.03	1,770	8.89
Mortgage	91	0.68	188	1.26	161	0.97
Retail banking	41	0.87	63	1.23	49	0.91
Total consumer banking	1,466	4.15	2,075	5.43	1,980	4.73

Commercial Banking business:
Commercial and multifamily real estate	138	1.01	84	0.61	79	0.56
Middle market	13	0.13	46	0.46	29	0.24
Specialty lending	42	1.10	60	1.69	58	1.79
Small ticket commercial real estate	100	5.07	121	5.59	112	4.47
Total commercial banking	293	0.99	311	1.05	278	0.92

Other:
Other loans	30	6.29	53	11.60	64	9.26
Total company	$4,844	3.81%	$6,465	4.73%	$5,987	4.10%
____________
(1)
Loans acquired from Chevy Chase Bank are not classified as delinquent unless they do not perform in accordance with our expectations as of the purchase date. We do, however, include these loans in the denominator used in calculating our delinquency rates. The 30 day+ delinquency rates, excluding loans acquired from Chevy Chase Bank, for mortgage, retail banking, total consumer banking and commercial banking were 1.14%, 0.91%, 4.93% and 1.02%, respectively, as of June 30, 2010, compared with 2.18%, 1.30%, 6.56% and 1.08%, respectively, as of December 31, 2009.

(2)
Delinquency statistics are based on our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

Table 9 presents the amount of nonperforming loans and the ratio of nonperforming loans to total loans, by loan category, as of June 30, 2010 and December 31, 2009. The increase in our nonperforming loan ratio to 1.03% as of June 30, 2010, from 0.94% as of December 31, 2009 was primarily attributable to our mortgage and other loan portfolios. The weak economy, decline in property values and high unemployment continued to have an adverse impact on our commercial and mortgage loan portfolios.

Table 9: Nonperforming Loans (1)(2)

	June 30, 2010		December 31, 2009(3)
(Dollars in millions)	Amount	% of Loans Held for Investment	Amount	% of Loans Held for Investment
Consumer Banking business:
Automobile	$85	0.49%	143	0.79
Mortgage	478	3.59	323	2.17
Retail banking	79	1.66	87	1.69
Total consumer banking	642	1.82	553	1.45

Commercial Banking business:
Commercial and multifamily real estate	359	2.64	429	3.10
Middle market	120	1.18	104	1.03
Specialty lending	63	1.65	74	2.08
Small-ticket commercial real estate	60	3.03	95	4.41
Total commercial banking	602	2.04	702	2.37
Other	66	14.04	34	7.52
Total company	$1,310	1.03%	$1,289	0.94%
____________
(1)
Loans acquired from Chevy Chase Bank are not classified as nonperforming unless they do not perform in accordance with our expectations as of the purchase date. We do, however, include these loans in the denominator used in calculating our nonperforming loan ratios. The nonperforming loan ratios, excluding loans acquired from Chevy Chase Bank, for commercial and multifamily real estate, middle market, total commercial banking, mortgages, retail banking and total consumer banking were 2.72, 1.23, 2.09, 5.99, 1.76 and 2.16, respectively, as of June 30, 2010, compared with 3.18, 1,07, 2.43, 3.75, 1.78 and 1.75, respectively, as of December 31, 2009.

(2)
As permitted by regulatory guidance issued by The Federal Financial Institutions Examination Council (“FFIEC”), we continue to classify credit card loans as performing until the loan is charged off.  Excluding credit card loans from the denominator, our nonperforming loans as a percentage of loans held for investment would 2.00% and 1.89% as of June 30, 2010 and December 31, 2009.

(3)
Nonperforming loans are based on our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

Net Charge-Offs

Our net charge-offs consist of the unpaid principal balance of loans that are charged off net of recoveries of principal amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from net charge-offs. Our charge-off time frame for loans varies based on the loan type. We generally charge-off credit card loans when the account is 180 days past due from the statement cycle date. We charge-off consumer loans at the earlier of the date when the account is 120 days past due (90 days for auto) or upon repossession of the underlying collateral. We generally charge-off mortgage loans when the account is 180 days past due. The charge-off amount is based on the estimated home value as of the date of the charge-off. We update our home value estimates quarterly and recognize additional charge-offs for declines in home values below our initial estimate at the date mortgage loans are charged-off. We charge-off commercial loans when we determine that amounts are uncollectible. Credit card loans in bankruptcy are charged-off within 30 days of notification, and other non-credit card consumer loans are charged off within 60 days. Credit card and other non-credit card consumer loans of deceased account holders are charged-off within 60 days of notification. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our net charge-offs do not include losses related to the loans we acquired from Chevy Chase Bank, which we considered to be impaired at the date of purchase. We recorded the purchased impaired Chevy Chase Bank loan portfolio at fair value at acquisition, which already takes into account estimated credit losses.

Table 10 presents our net charge-off rates, by business segment, for the three months and six months ended June 30, 2010 and 2009. We present the dollar amount of charge-offs by loan category below in Table 12 under “Summary of Allowance for Loan and Lease Losses.”

Table 10: Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010		2009(1)		2010		2009(1)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit card	$1,463	9.36%	$1,713	9.24%	$3,156	9.84%	$3,319	8.75%
Consumer banking(2)(3)	131	1.47	238	2.23	326	1.76	539	2.72
Commercial banking(2)(3)	90	1.21	68	0.89	191	1.29	109	0.73
Other(4)	33	28.51	68	50.75	62	26.11	111	10.72
Total company	$1,717	5.36%	$2,087	5.64%	$3,735	5.69%	$4,078	5.52%
Average loans held for investment(5)	$128,203		$148,013		$131,222		$147,649
____________
(1)
Net charge-offs reflect charge-offs, net of recoveries, related to our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

(2)	Excludes losses on the purchased credit-impaired loans acquired from Chevy Chase Bank.

(3)
Loans acquired as part of the Chevy Chase Bank acquisition are included in the total average loans held for investment used in calculating the net charge-off rates.  The net charge-off rates for our total loan portfolio, excluding these loans, was 5.64% and 5.98% for the three months ended June 30, 2010 and 2009, respectively, and 6.00% and 5.70% for the six months ended June 30, 2010 and 2009, respectively.

(4)	During the first quarter of 2009, Chevy Chase Bank was included within the Other category.

(5
The average balances of the Chevy Chase Bank acquired loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $6.5 billion and $8.7 billion for the three months ended June 30, 2010 and 2009, respectively, and $6.8 billion and $4.3 billion for the six months ended June 30, 2010 and 2009 respectively.

The overall decrease in net charge-offs in the second quarter and first six months of 2010 from the second quarter and first six months of 2009 reflects the ongoing improvement in credit performance since the end of 2009, as well as declining loan balances. The increase in our commercial banking net charge-offs and net charge-off rate was driven by continued elevation of construction loan charge-offs and increased charge-offs in our office building loan portfolio and across our middle market and small-ticket commercial real-estate portfolios. Improved credit performance from our more recent automobile loan originations, coupled with stabilization in the auction prices of repossessed automobiles, contributed to the reduction in the net charge-off rate for consumer banking.

Loan Modifications and Restructurings

As part of our loss mitigation effort, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term loan performance and collectability. Our modifications typically result in a reduction in the borrower’s initial monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate or a combination of both. In some cases, we may curtail the amount of principal owed by the borrower. A troubled debt restructuring is a form of loan modification in which an economic concession is granted to a borrower experiencing financial difficulty. Other modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. We classify restructured loans for which the principal balance of the loan has not been reduced as performing if the borrower complies with the terms of the modified loan and makes payments over several payment cycles in accordance with the modified loan terms.

Table 11 provides a summary of the unpaid principal balance of restructured and modified loans, which are considered troubled debt restructurings, as of June 30, 2010 and December 31, 2009. We do not include acquired loans from Chevy Chase Bank that were restructured prior to our acquisition in our loan modification and restructuring amounts, as the initial fair value at acquisition recorded for these loans reflected the terms of the loans that existed at the date of purchase.

Table 11: Loan Modifications and Restructurings

(Dollars in millions)	June 30, 2010	December 31, 2009(1)
Commercial and multifamily real estate	$81	$41
Mortgage	23	10
Credit card	805	678
Other	5	4
Total company (2)	$914	$733
____________
(1)
Reflects modifications and restructuring of loans in our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts. Certain prior period amounts have been reclassified to conform with the current period presentation.

(2)	Balances include nonperforming loans of $37 million and $20 million as of June 30, 2010 and December 31, 2009, respectively.

Purchased Credit-Impaired Loans

Purchased credit-impaired loans decreased to $4.6 billion as of June 30, 2010, from $5.3 billion as of December 31, 2009. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. We do not report these loans as delinquent or nonperforming or include net charge-offs as long as they continue to perform in accordance with our expectations as of the date of acquisition. However, we regularly update the amount of expected principal and interest to be collected from these loans. If we determine that it is probable that the amount of expected cash flows for these loans is less than our recorded investment, we would recognize impairment through our provision for loan and lease losses. The credit performance of these loans has been fairly consistent with our estimate of credit losses at the acquisition date. We provided additional information on the loans acquired from Chevy Chase Bank in “Note 2—Loans Acquired in a Transfer.”

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

We generally review and assess our allowance methodologies and adequacy of the allowance for loan and lease losses on a quarterly basis. Our assessment involves evaluating many factors including, but not limited to, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, deceased and recovered amounts, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about unemployment rates, home prices, and the valuation of commercial properties, consumer real estate, and automobiles.

Table 12, which displays changes in our allowance for loan and lease losses for the three months and six months ended June 30, 2010 and 2009, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses. Table 13 presents an allocation of our allowance for loan and lease losses by loan categories as of June 30, 2010 and December 31, 2009.

Table 12: Summary of Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010		2009
Balance at beginning of period, as reported	$7,752	$4,648	$4,127		$4,524
Impact from January 1, 2010 adoption of new consolidation accounting standards	53 (1)	—	4,316	(1)	—
Balance at beginning of period, as adjusted	$7,805	$4,648	$8,443		$4,524
Charge-offs:
Credit Card business:
Domestic credit card and installment	(1,607)	(654)	(3,414)		(1,456)
International credit card and installment	(195)	(226)	(408)		(294)
Total credit card	(1,802)	(880)	(3,822)		(1,750)

Consumer Banking business:
Automobile	(150)	(249)	(343)		(567)
Mortgage	(16)	(18)	(53)		(30)
Retail banking	(32)	(41)	(65)		(78)
Total consumer banking	(198)	(308)	(461)		(675)

Commercial Banking business:
Commercial and multifamily real estate	(52)	(32)	(102)		(53)
Middle market	(22)	(17)	(45)		(19)
Specialty lending	(9)	(9)	(18)		(17)
Total commercial lending	(83)	(58)	(165)		(89)
Small-ticket commercial real estate	(23)	(12)	(47)		(23)
Total commercial banking	(106)	(70)	(212)		(112)
Other loans	(36)	(68)	(66)		(112)
Total charge-offs	(2,142)	(1,326)	(4,561)		(2,649)
Recoveries:
Credit Card business:
Domestic credit card and installment	299	104	586		209
International credit card and installment	40	32	80		45
Total credit card	339	136	666		254

Consumer Banking business:
Automobile	60	64	120		124
Mortgage	1	1	2		1
Retail banking	6	6	13		12
Total consumer banking	67	71	135		137

Commercial Banking business:
Commercial and multifamily real estate	13	—	13		—
Middle market	1	2	4		2
Specialty lending	1	—	2		—
Total commercial lending	15	2	19		2
Small-ticket commercial real estate	1	—	2		—
Total commercial banking	16	2	21		2
Other loans	3	—	4		1
Total recoveries	425	209	826		394
Total charge-offs, net of recoveries	(1,717)	(1,117)	(3,735)		(2,255)
Provision for loan and lease losses	723	934	2,201		2,213
Impact from acquisitions, sales and other changes	(12)	17	(110	)(2)	0
Balance at end of period	$6,799	$4,482	$6,799		$4,482

____________
(1)	Represents an adjustment made in the second quarter for the impact of impairment on loans consolidated as of January 1, 2010 accounted for as troubled debt restructurings.
(2)
Includes a reduction in our allowance for loan and lease losses of $73 million during the first six months of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

Table 13: Allocation of the Reported Allowance for Loan and Lease Losses

	June 30, 2010		December 31, 2009
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment	$4,579	8.40%	$1,927	9.60%
International credit card and installment	530	7.28	199	8.75
Total credit card	5,109	8.27	2,126	9.52

Consumer Banking:
Automobile	366	2.13	665	3.66
Mortgage	115	0.86	175	1.18
Retail banking	220	4.61	236	4.60
Total consumer banking	701	1.99	1,076	2.82

Commercial Banking:
Commercial and multifamily real estate	524	3.86	471	3.40
Middle market	172	1.69	131	1.30
Specialty lending	109	2.86	90	2.54
Total commercial lending	805	2.92	692	2.52
Small-ticket commercial real estate	77	3.90	93	4.34
Total commercial banking	882	2.98	785	2.65
Other loans	107	22.74	140	30.91
Total company	$6,799	5.35%	$4,127	4.55%
Total allowance for loan and lease losses as a percentage of:
Period-end loans	$127,140	5.35%	$90,619	4.55%
Nonperforming loans(2)	1,310	519.01	1,289	320.17
Allowance for loan and lease losses, by loan category, as a percentage of:
Credit card (30 + day performing delinquent loans)	$3,055	167.23%	$1,308	162.54%
Consumer banking (30 + day performing delinquent loans)	1,466	47.82	2,075	51.86
Commercial banking (nonperforming loans)	602	146.51	702	111.82
____________
(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.

(2)
As permitted by regulatory guidance issued by the FFEIC, our policy is generally not to classify credit card loans as nonperforming. Instead, we typically charge-off credit cards loans when the account becomes 180 days past due.

As a result of our prospective adoption on January 1, 2010 of the new consolidation accounting standards, we added to our consolidated balance sheet approximately $41.9 billion of assets and $4.3 billion of related allowance for loan and lease losses, consisting primarily of credit card loan receivables underlying our consolidated securitization trusts. Our allowance for loan and lease losses, after taking into consideration the $4.3 billion addition from the January 1, 2010 adoption of the new consolidation accounting standards and subsequent related adjustments, decreased by $1.6 billion during the first six months of 2010 to $6.8 billion.  The reduction in our allowance reflected the continued improvement in credit performance trends across our portfolios as a result of the slowly improving economy coupled with actions we have taken over the past several years to tighten our underwriting standards and exit certain portfolios. While we reduced the amount of our allowance for loan and lease losses in the first six months of 2010, our allowance as a percentage of our total loan portfolio increased to 5.35% as of June 30, 2010, from 4.55% as of December 31, 2009.

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $1.5 billion, or 1%, in first six months of 2010, to $117.3 billion as of June 30, 2010. The increase in deposits was primarily driven by an increase of $4.8 billion in money market deposits, which was partially offset by a decrease of $6.2 billion in other consumer time deposits, certificate of deposits of $100,000 or more and NOW accounts, reflecting our shift to more relationship driven, lower cost liquid savings and transaction accounts. We provide additional information on deposits, including the composition of our deposits, average outstanding balances, interest expense and yields, below in “Liquidity and Funding.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings decreased to $15.0 billion as of June 30, 2010, from $17.1 billion as of December 31, 2009. The decrease was primarily attributable to a reduction in Federal Home Loan Bank (“FHLB”) advances. Because of the decrease in our loan portfolio during the first six months of 2010, our funding needs were lower and we reduced our level of borrowings. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors, after taking into consideration the addition of $44.3 billion of debt issued to third-party investors by securitization trusts that we were required to consolidate on January 1, 2010 as a result of the adoption of the new consolidation accounting standards, decreased by $15.3 billion during the first six months to $33.0 billion as of June 30, 2010, from $48.3 billion as of January 1, 2010.  This decrease was attributable to pay downs and charge-offs of the loans underlying the securitization trusts and maturities.

Potential Mortgage Representation and Warranty Liabilities

As part of broader acquisitions, we acquired three subsidiaries that originated residential mortgage loans and sold them to various purchasers, including securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, which was acquired in February 2009 and subsequently merged into CONA. In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing representations and warranties about, among other things, the characteristics of the mortgage loans and the origination process. The subsidiaries do not make representations or warranties as to the performance of the mortgage loans, but that performance has an effect on the amount of any loss in the event of a breach of a representation or warranty.  A subsidiary may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others), and the subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. A subsidiary is exposed to any losses on the repurchased loans after giving effect to any recoveries on the collateral.  In some instances, a subsidiary may agree to make cash payments to make an investor whole on losses or to settle repurchase claims.  In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of breaches of representations and warranties.  In some cases, the amount of such losses could exceed the repurchase amount of the related loans.

These subsidiaries, in total, originated and sold an aggregate of approximately $121.9 billion original principal balance of mortgage loans between 2005 and 2008, which are the relevant years with respect to which the vast majority of the repurchase requests and other claims described in more detail below relate.  Of this amount, approximately $11 billion was sold to either Fannie Mae or Freddie Mac (the “GSEs”), and at least another $15 billion was sold into securitizations that are supported by financial guaranty bond insurers making repurchase requests (”insured securitizations”).  The vast majority of the repurchase claims that have been made over the past year and the vast majority of our associated reserves relate to the $26 billion of loans originally sold to GSEs or to insured securitizations.

We have established reserves for inherent losses associated with the loans sold by each subsidiary that we consider to be both probable and estimable.  Wherever possible, we have estimated the total repurchase liability over the full life of the loans sold by our subsidiaries.  We evaluate these estimates on a quarterly basis and report changes in the reserves in non-interest income.  Factors we consider to establish the reserves include: identity of counterparty, trends in repurchase requests, the number of currently open repurchase requests, the status of any litigation arising from repurchase requests, current and future level of loan losses to the extent the losses can reasonably be determined, trends in success rates (i.e. the probability that repurchase requests lead to payments) where such trends are meaningful, estimated future success rates, estimated gross loss per claim, and estimated value of the underlying collateral.  The reserve-setting process relies heavily on estimates, which are inherently uncertain and require the application of judgment.

At June 30, 2010, the aggregate reserve for all three subsidiaries was $853 million, compared to $454 million at March 31, 2010, and $238 million at December 31, 2009. The $399 million change in the reserve from March 31, 2010 was primarily due to our ability, in most instances, to extend the timeframe over which we estimate repurchase liability to the full life of loans sold by our subsidiaries.

The provision expense in the second quarter of 2010 for our representation and warranty exposure was $404 million.  It includes $6 million of expenses associated with settlements of repurchase requests that we charged against the reserve.

Details about certain amounts included within the reserve follow:

GreenPoint is a defendant in a lawsuit wherein plaintiffs allege GreenPoint is obligated to repurchase an entire portfolio of approximately 30,000 mortgage loans with an aggregate original principal balance of $1.8 billion based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio (the “U.S. Bank Litigation” — see discussion within the Litigation section in “Note 14 — Commitments, Contingencies and Guarantees”)  Alternatively, plaintiffs allege in the U.S. Bank Litigation that GreenPoint is obligated to repurchase individual loans contained within the 30,000 mortgage loan portfolio where GreenPoint has allegedly breached representations and warranties (the “Loan-by-Loan theory”).

In addition, GreenPoint has received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities fraud class actions for which GreenPoint was identified as the originator of some of the underlying mortgage loans.

Our reserves include amounts established for the Loan-by-Loan theory of recovery alleged in the U.S. Bank Litigation and in various other threatened litigation matters, and they include amounts for the indemnification requests received with respect to pending third-party representation and warranty litigation matters.   The reserves do not include amounts for the portfolio-wide repurchase claim at issue in the U.S. Bank litigation nor for the indemnification requests received with respect to securities fraud class actions because neither exposure, if any, is currently considered to be both probable and estimable.  In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim in the U.S. Bank Litigation, GreenPoint could possibly incur the current and future economic losses inherent in the portfolio’s associated securitization trust, GreenPoint Mortgage Funding Trust 2006-HE1.

The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices).

Due to the uncertainties discussed above and the lack of predictive measures to guide the range of litigation outcomes or the number of future claims that might arise, we do not believe a meaningful range of reasonably possible loss (as defined by the relevant accounting literature) in excess of the aggregate reserve can be determined as of June 30, 2010.  In addition, we cannot reasonably estimate the total amount of losses that will actually be incurred as a result of each subsidiary’s repurchase and indemnification obligations, and there can be no assurance that our current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations.

We provide additional information on the representation and warranty and litigation claims related to GreenPoint in “Note 14—Commitments, Contingencies and Guarantees.”

IX. BUSINESS SEGMENT FINANCIAL PERFORMANCE

We report the results of our operations through three segments:  Credit Card, Consumer Banking and Commercial Banking.  Our business segments are based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management.  The management reporting process that we use to derive our business segment results includes the allocation of revenue and expenses and assets and liabilities directly and indirectly attributable to each segment.  The net interest income for each of our business segments incorporates the impact from our internal funds transfer pricing process, which matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.  Our consumer and commercial deposit accounts provide a relatively stable source of funding and liquidity.  We earn net interest spread revenue from investing the liquidity provided by our deposits in interest-earning assets.  As part of our internal funds transfer pricing, we allocate interest expense to our Credit Card business for the cost associated with funding our credit card assets from consumer and commercial deposits.  We allocate interest income to our Consumer Banking and Commercial Banking businesses for the net interest spread revenue generated from these deposits.

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment.  In 2009, we realigned our organizational structure and business segment reporting to reflect our operating results by product type and customer segment and to integrate the operations of Chevy Chase Bank.  Prior period amounts have been recast to conform to the current period presentation.  We describe the management reporting and allocation process used to generate our segment results in our 2009 Form 10-K in “Note 5—Segments.”

We summarize our business segment results for the three and six months ended June 30, 2010 and 2009 in the tables below and provide a comparative discussion of these results.  We provide additional information on our business segments, including a reconciliation of our business segment results to our consolidated results, in “Note 4—Business Segments” of this report.

Credit Card Business

Our Credit Card business recorded net income of $568 million and $1.1 billion for the second quarter and first six months of 2010, respectively, compared with net income of $173 million and $176 million for the second quarter and first six months of 2009, respectively.  Table 14 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.  Our Credit Card business is divided into two components:  Domestic Card and International Card.  We present the results for the Domestic and International components of our Credit Card business in Tables 14.1 and 14.2.

Table 14: Credit Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Selected income statement data:
Net interest income	$1,977	$1,797	10%	$4,090	$3,489	17%
Non-interest income	659	898	(27)	1,377	1,883	(27)
Total revenue	2,636	2,695	(2)	5,467	5,372	2
Provision for loan and lease losses	765	1,520	(50)	1,940	3,203	(39)
Non-interest expense	1,002	910	10	1,916	1,898	1
Income before taxes	869	265	228	1,611	271	494
Provision for income taxes	301	92	227	554	95	483
Net income	$568	$173	228%	$1,057	$176	501%

Selected metrics:
Average loans held for investment	$62,679	$74,190	(16)%	$64,292	$75,871	(15)%
Average yield on loans held for investment	14.24%	12.31%	193 bps	14.57%	11.90%	267bps
Revenue margin(1)	16.82	14.53	229	17.01	14.16	285
Net charge-off rate(2)	9.36	9.24	12	9.84	8.75	109
Purchase volume(3)	$26,570	$25,747	3%	$50,494	$49,220	3%

Selected period-end data:	June 30, 2010	December 31, 2009	% Change
Loans held for investment	$61,897	$68,524	(10)%
30+ day performing delinquency rate	4.94%	5.88%	(94	)bps

Domestic Card represented 87% of total revenues for the Credit Card business for the three and six months ended June 30, 2010, compared with 88% and 89% of total revenues for the three and six months ended June 30, 2009.  Net income attributable to Domestic Card represented 85% and 81% of net income for the Credit Card business for the three and six months ended June 30, 2010, respectively, compared with 97% and 95% of net income for the three and six months ended June 30, 2009.

Table 14.1: Domestic Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Selected income statement data:
Net interest income	$1,735	$1,586	9%	$3,600	$3,090	17%
Non-interest income	560	795	(30)	1,178	1,679	(30)
Total revenue	2,295	2,381	(4)	4,778	4,769	--
Provision for loan and lease losses	675	1,336	(49)	1,771	2,858	(38)
Non-interest expense	869	788	10	1,678	1,653	2
Income before taxes	751	257	192	1,329	258	415
Provision for income taxes	268	90	198	474	90	427
Net income	$483	$167	189	$855	$168	409%

Selected metrics:
Average loans held for investment	$55,252	$65,862	(16)%	$56,672	$67,516	(16)%
Average yield on loans held for investment	13.98%	12.17%	181bps	14.39%	11.77%	262bps
Revenue margin(1)	16.61	14.46	215	16.86	14.13	273
Net charge-off rate(2)	9.49	9.23	26	10.00	8.80	120
Purchase volume(3)	$24,513	$23,611	4%	$46,501	$45,213	3%

Selected period-end data:	June 30, 2010	December 31, 2009	% Change
Loans held for investment	$54,628	$60,300	(9)%
30+ day performing delinquency rate	4.79%	5.78%	(99	)bps

International Card represented 13% of total revenues for the Credit Card business for the three and six months ended June 30, 2010, compared with 12% and 11% of total revenues for the three and six months ended June 30, 2009.  Net income attributable to International Card represented 15% and 19% of net income for the Credit Card business for the three and six months ended June 30, 2010, respectively, compared with 3% and 5% of net income for the three and six months ended June 30, 2009.

Table 14.2:  International Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Selected income statement data:
Net interest income	$242	$211	15%	$490	$398	23%
Non-interest income	99	103	(4)	199	205	(3)
Total revenue	341	314	9	689	603	14
Provision for loan and lease losses	90	184	(51)	169	345	(51)
Non-interest expense	133	122	9	238	245	(3)
Income before taxes	118	8	1,375	282	13	2,069
Provision for income taxes	33	2	1,550	80	4	1,900
Net income	$85	$6	1,317%	$202	$9	2,144%

Selected metrics:
Average loans held for investment	$7,427	$8,328	(11)%	$7,620	$8,355	(9)%
Average yield on loans held for investment	16.21%	13.40%	281bps	15.93%	12.93%	300bps
Revenue margin(1)	18.37	15.08	329	18.09	14.43	366
Net charge-off rate(2)	8.38	9.32	(94)	8.61	8.30	31
Purchase volume(3)	$2,057	$2,136	(4)%	$3,993	$4,008	—

Selected period-end data:	June 30, 2010	December 31, 2009	% Change
Loans held for investment	$7,269	$8,224	(12)%
30+ day performing delinquency rate	6.03%	6.55%	(52	)bps
_____________
(1)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(2)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(3)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

The net income generated by our Credit Card business of $568 million and $1.1 billion for the second quarter and first six months of 2010, respectively, represented an increase of $395 million and $881 million from the second quarter and first six months of 2009, respectively.  Key factors contributing to the significant improvement in the results of our Credit Card business for the second quarter and first six months of 2010, compared with the second quarter and first six months of 2009 included the following.

•
Higher Net Interest Income:  Despite a decline in average outstanding loans due to the run-off of the installment loan portfolio and reduced consumer demand, our Credit Card business experienced a significant increase in net interest income attributable to higher asset yields. The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that we implemented during 2009 and a reduction in the level of loans with low introductory promotional rates due to lower loan origination volumes.   Net interest income also reflected the benefit of a net increase in previously suppressed billed finance charges and fees recognized in income, attributable to improving credit trends.

•
Lower Non-Interest Income:  The decrease in non-interest income reflected the impact of an expected decline in overlimit fee revenue resulting from the February 22, 2010 implementation of Credit CARD Act regulations, as well as a reduction in customer accounts.

•
Lower Provision for Loan and Lease Losses:  The significant reduction in the provision for loan and lease losses was attributable to continued improvement in credit performance trends, due in part to the slowly improving economic conditions, as well as lower period-end loans.  As a result, we reduced the allowance for loan and lease losses for our Credit Card business by $665 million and $1.2 billion in the second quarter and first six months of 2010, respectively.

•
Higher Non-Interest Expense: Non-interest expense increased 10% in the second quarter of 2010 as compared to the second quarter of 2009, driven largely by an increase in reserves recorded for legal and non-income tax related contingencies.  Non-interest expense in the first six months of 2010 was relatively flat compared with the first six months of 2009.

•
Decrease in Total Loans: Period-end loans held for investment in the Credit Card business declined by $6.6 billion, or 10%, during the first six months of 2010 to $61.9 billion as of June 30, 2010, from $68.5 billion as of December 31, 2009.  The decrease was largely due to the expected run-off of installment loans in our Domestic Card division, continued low levels of marketing investment in response to the economic environment, elevated charge-off levels and normal seasonality in our revolving card portfolio.

•
Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remain elevated, these rates have continued to show signs of improvement in the second quarter of 2010.  The net charge-off rate, after increasing from 9.24% in the second quarter of 2009 to a peak of 10.29% in the first quarter of 2010, decreased to 9.36% in the second quarter of 2010. The 30+ day performing delinquency rate decreased to 4.94% as of June 30, 2010, from 5.43% as of March 31, 2010 and 5.88% as of December 31, 2009.  Based on strong credit performance trends, such as the significant decline in the 30+ day performing delinquency rate from 5.88% at the end of 2009, we believe net charge-offs for our Credit Card business peaked in the first quarter of 2010.

We provide information on the outlook for our Credit Card business above under “Executive Summary and Business Outlook.”

Consumer Banking Business

Our Consumer Banking business recorded net income of $305 million and $610 million for the second quarter and first six months of 2010, respectively, compared with net income of $81 million and $107 million for the second quarter and first six months of 2009, respectively.  Our Consumer Banking results for the first six months of 2010 include the full impact of our acquisition of Chevy Chase Bank in February 2009, whereas our results for the first six months of 2009 include only a partial impact from the acquisition.  Table 15 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 15:  Consumer Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Selected income statement data:
Net interest income	$935	$826	13%	$1,831	$1,550	18%
Non-interest income	162	226	(28)	478	389	23
Total revenue	1,097	1,052	4	2,309	1,939	19
Provision (benefit) for loan and lease losses	(112)	202	(155)	(62)	470	(113)
Non-interest expense	735	725	1	1,423	1,305	9
Income before taxes	474	125	279	948	164	478
Provision for income taxes	169	44	284	338	57	493
Net income	$305	$81	277%	$610	$107	470%

Selected metrics:
Average loans held for investment:
Automobile	$17,276	$20,303	(15)%	$17,521	$20,711	(15)%
Mortgage	13,573	16,707	(19)	14,531	13,303	9
Retail banking	4,811	5,712	(16)	4,926	5,636	(13)
Total consumer banking	$35,660	$42,722	(17)%	$36,978	$39,650	(7)%
Average yield on loans held for investment	8.99%	8.69%	30bps	8.97%	9.03%	(6)bps
Average deposits	$77,082	$74,321	4%	$76,104	$68,558	11%
Average deposit interest rate	1.18%	1.76%	(58)bps	1.23%	1.89%	(66)bps
Core deposit intangible amortization	$36	$47	(23)%	$74	$83	(11)%
Net charge-off rate(1)	1.47%	2.23%	(76)bps	1.76%	2.72%	(96)bps
Auto loan originations	$1,765	$1,342	32%	$3,108	$2,805	11%

Selected period-end data:	June 30, 2010	December 31, 2009	% Change
Loans held for investment:
Automobile	$17,221	$18,186	(5)%
Mortgage	13,322	14,893	(11)
Retail banking	4,770	5,135	(7)
Total consumer banking	$35,313	$38,214	(8)%
Nonperforming loans as a percentage of loans held for investment(2)	1.82%	1.45%	37	bps
Nonperforming asset rate(3)	2.00	1.60	40	bps
Period-end deposits	$77,407	$74,145	4
30+ day performing delinquency rate(4)	4.15%	5.43%	(128	)bps
Period-end loans serviced for other investors	$23,730	$30,283	(22)%
_____________
(1)
The denominator used in calculating the credit performance metrics includes the loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rates, excluding Chevy Chase Bank loans from the denominator, was 1.76% and 2.72% for the three months ended June 30, 2010 and 2009, respectively, and 2.10% and 3.13% for the six months ended June 30, 2010 and 2009, respectively.

(2)	Nonperforming loans as a percentage of period-end loans held for investment, excluding Chevy Chase Bank loans from the denominator, was 2.16% as of June 30, 2010 and 1.75% as of December 31, 2009.

(3)
Nonperforming assets consist of nonperforming loans and real-estate owned (“REO”).  The nonperforming asset rate is calculated by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO. The nonperforming asset rate, excluding Chevy Chase Bank loans from the denominator, was 2.38% as of June 30, 2010 and 1.93% as of December 31, 2009.

(4)	The 30+ day performing delinquency rate, excluding Chevy Chase Bank loans from the denominator, was 4.93% as of June 30, 2010 and 6.56% as of December 31, 2009

The net income generated by our Consumer Banking business of $305 million and $610 million for the second quarter and first six months of 2010, respectively, represented an increase of $224 million and $503 million from the second quarter and first six months of 2009.  Key factors contributing to the significant improvement in the results of our Consumer Banking business for the second quarter and first six months of 2010, compared with the second quarter and first six months of 2009 included the following.

•
Higher Net Interest Income:  Despite a decline in average interest-earning assets due to the continued expected run-off of mortgage loans, our Consumer Banking business experienced a significant increase in net interest income.  The increase was primarily attributable to improved margins in the auto portfolio, growth in deposits and improved deposit spreads as the mix of our deposits shifted to lower cost consumer savings and money market deposits from higher cost time deposits.  In addition, as a result of the overall low interest rate environment, we made targeted pricing changes and repriced higher interest rate deposit accounts to lower rates.

•
Non-Interest Income:  The decrease in non-interest income in the second quarter of 2010 from the second quarter of 2009 was due to the recognition of mortgage servicing rights impairment in the second quarter of 2010 due to the expected reduction in servicing advance expenses. In the first quarter of 2010, we recognized a net gain of $128 million from the sale of interest-only bonds and the related deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards.  The increase in non-interest income in the first six months of 2010 from the first six months of 2009 was primarily attributable to the deconsolidation-related gain recorded in the first quarter of 2010.

•
Lower Provision for Loan and Lease Losses:  The significant reduction in the provision for loan and lease losses was attributable to continued improvement in credit performance trends, due in part to the slowly improving economic conditions, as well as lower period-end loans.  As a result, we reduced the allowance for loan and lease losses for our Consumer Banking business by $234 million and $375 million in the second quarter and first six months of 2010, respectively.

•
Higher Non-Interest Expense: The modest increase in non-interest expense was attributable to infrastructure investments made in the second quarter and first six months of 2010 to attract and support new business volume.

•
Decrease in Total Loans:  Period-end loans held for investment in the Consumer Banking business declined by $2.9 billion, or 8%, during the first six months of 2010 to $35.3 billion as of June 30, 2010, from $38.2 billion as of December 31, 2009, primarily due to the expected run-off of mortgage loans.

•
Increase in Deposits:  Period-end deposits in the Consumer Banking business increased by $3.3 billion, or 4%, during the first six months of 2010 to $77.4 billion as of June 30, 2010, from $74.1 billion as of December 31, 2009, reflecting the success of our retail banking strategy and continued efforts to attract new business in our National Direct Bank.

•
Charge-off and Delinquency Statistics:  The net charge-off and delinquency rates for the Consumer Banking business continued to show signs of improvement in the second quarter of 2010. The net charge-off rate, after increasing from 2.23% in the second quarter of 2009 to a peak of 2.85% in the fourth quarter of 2009, began to decrease in 2010 to 1.47% in the second quarter of 2010.  The 30+ day performing delinquency rate, which remained relatively stable at 4.15% as of June 30, 2010, compared with 4.13% as of March 31, 2010, reflected a decline from the rate of 5.43% as of December 31, 2009.

We provide information on the outlook for our Consumer Banking business above under “Executive Summary and Business Outlook.”

Commercial Banking Business

Our Commercial Banking business recorded net income of $77 million and $28 million for the second quarter and first six months of 2010, respectively, compared with net income of $33 million and $50 million for the second quarter and first six months of 2009, respectively.  Our Commercial Banking results for the first six months of 2010 include the full impact of our acquisition of Chevy Chase Bank in February 2009, whereas our results for the first six months of 2009 include only a partial impact from the acquisition.  In addition, our Commercial Banking business includes the financial results of small-ticket commercial real estate portfolio of national broker-originated real estate loans that we acquired as part of our North Fork Bank acquisition. We exited this business in 2007; however, there is a remaining unpaid principal balance of loans related to this portfolio totaling $2.0 billion as of June 30, 2010, down from $2.2 billion as of December 31, 2009.  Table 16 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 16:  Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change		2010	2009	% Change
Selected income statement data:
Net interest income	$319	$279	14%		$631	$524	20%
Non-interest income	60	49	22		102	90	13
Total revenue	379	328	16		733	614	19
Provision for loan and lease losses	62	122	(49)		300	240	25
Non-interest expense	198	156	27		390	297	31
Income before taxes	119	50	138		43	77	(44)
Provision for income taxes	42	17	147		15	27	(44)
Net income	$77	$33	133%		$28	$50	(44)%

Selected metrics:
Average loans held for investment:
Commercial and multifamily real estate	$13,543	$14,122	(4)%		$13,629	$13,782	(1)%
Middle market	10,276	10,429	(1)		10,300	10,217	1
Specialty lending	3,654	3,472	5		3,632	3,488	4
Total commercial lending	27,473	28,023	(2)		27,561	27,487	**
Small-ticket commercial real estate	2,060	2,542	(19)		2,067	2,571	(20)
Total commercial banking	$29,533	$30,565	(3)%		$29,628	$30,058	(1)%
Average yield on loans held for investment	4.94%	5.01%	(7	)bps	4.99%	4.97%	2	bps
Average deposits	$22,171	$17,021	30%		$22,016	$16,536	33%
Average deposit interest rate	0.67%	0.77%	(10	)bps	0.71%	0.86%	(15	)bps
Core deposit intangible amortization	$14	$10	40%		$28	$19	47%
Net charge-off rate(1)	1.21%	0.89%	32	bps	1.29%	0.73%	56	bps

Selected period-end data:	June 30, 2010	December 31, 2009	% Change
Loans held for investment:
Commercial and multifamily real estate	$13,580	$13,843		(2)%
Middle market	10,203	10,062		1
Specialty lending	3,815	3,555		7
Total commercial lending	27,598	27,460		1
Small-ticket commercial real estate	1,977	2,153		(8)
Total commercial banking	$29,575	$29,613		** %
Nonperforming loans as a percentage of loans held for investment(2)	2.04%	2.37%	(33	)bps
Nonperforming asset rate(3)	2.20	2.52		(32)
Period-end deposits	$21,527	$20,480		5%
_____________
**	Change is less than one percent.

(1)
The denominator used in calculating the credit performance metrics includes the loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rates, excluding Chevy Chase Bank loans from the denominator, was 1.24% and 0.92% for the three months ended June 30, 2010 and 2009, respectively, and 1.33% and 0.75% for the six months ended June 30, 2010 and 2009, respectively.

(2)	Nonperforming loans as a percentage of period-end loans held for investment, excluding Chevy Chase Bank loans from the denominator, was 2.09% as of June 30, 2010 and 2.43% as of December 31, 2009.

(3)
Nonperforming assets consist of nonperforming loans and real-estate owned (“REO”).  The nonperforming asset rate is calculated by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO. The nonperforming asset rate, excluding Chevy Chase Bank loans from the denominator, was 2.26% as of June 30, 2010 and 2.62% as of December 31, 2009.

The net income generated by our Commercial Banking business of $77 million and $28 million for the second quarter and first six months of 2010, respectively, represented an increase of $44 million from the second quarter of 2009 and a decline of $23 million from the first six months of 2009.  Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2010, compared with the second quarter and first six months of 2009 included the following.

•	Higher Net Interest Income: The increase in net interest income was driven by strong deposit growth and a reduction in deposit interest rates.

•	Higher Non-Interest Income: The increase in non-interest income was driven by growth in the middle market segment driven by improvements in energy banking and commercial and industrial portfolios.

•
Lower Provision for Loan and Lease Losses:  The decrease in the provision for loan and lease losses in the second quarter of 2010 from the second quarter of 2009 was attributable to a stabilization in credit performance trends since the end of 2009, coupled with the favorable impact from refinements we made in the second quarter of 2010 in estimating the allowance for our commercial loan portfolio.  See “Critical Accounting Policies and Estimates—Allowance for Loan and Lease Losses” for additional information on this change.  The increase in the provision for loan and lease losses for the first six months of 2010 was attributable to a higher build in our allowance for loan and lease losses as a result of the deterioration in the credit performance trends in the second half of 2009.  Since the end of 2009, however, the credit performance trends for our commercial loan portfolio have stabilized and began to show some signs of improvement.

•
Higher Non-Interest Expense: The increase in non-interest expense was attributable to higher loan workout expenses and losses related to the write-down of REO, combined with increases in core deposit intangible amortization expense, integration costs related to the Chevy Chase Bank acquisition and corporate overhead costs.

•
Decrease in Total Loans:  Period-end loans held for investment in the Commercial Banking business declined by $38 million, or less than one percent, during the first six months of 2010 to $29.6 billion as of June 30, 2010, due to run-off of the small-ticket commercial loan portfolio, which was partially offset by an increase in loan originations in the second quarter of 2010.

•
Increase in Deposits:  Period-end deposits in the Commercial Banking business increased by $1.0 billion, or 5%, during the first six months of 2010 to $21.5 billion as of June 30, 2010, driven by growth in the government banking, commercial real estate and middle market segments.

•
Charge-off Statistics: Charge-offs in our Commercial Banking business, which increased significantly during the third and fourth quarters of 2009, have declined and begun to stabilize.  The net charge-off rate, after increasing from 0.89% in the second quarter of 2009 to 2.91% in the fourth quarter of 2009, began to decrease in 2010 to 1.21% in the second quarter of 2010.

We provide information on the outlook for our Commercial Banking business above under “Executive Summary and Business Outlook.”

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

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents, unencumbered available-for-sale securities and undrawn committed securitization borrowing facilities. Table 17 below presents the composition of our liquidity reserves as of June 30, 2010 and December 31, 2009.  Our liquidity reserves increased by $1.1 billion during the first six months of 2010, to $39.6 billion as of June 30, 2010.

Table 17: Liquidity Reserves

(Dollars in millions)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$5,199	$8,685
Securities available for sale(1)	39,424	38,830
Less: Pledged securities available for sale	(10,583)	(11,883)
Unencumbered available-for-sale securities	28,841	26,947
Undrawn committed securitization borrowing facilities	5,569	2,913
Total liquidity reserves	$39,609	$38,545
____________
(1)	The weighted average life of our available-for-sale securities was approximately 4.0 and 4.9 years as of June 30, 2010 and December 31, 2009, respectively.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, loan securitizations, debt and equity securities, securitization borrowing facilities and FHLB advances. We also have access to certain programs and facilities established on a temporary basis by a number of U.S. regulatory agencies.

Deposits

Our deposits provide a stable and relatively low cost of funds and have become our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, NOW accounts and certificates of deposit. Table 18 presents the composition of our deposits by type as of June 30, 2010 and December 31, 2009. Total deposits increased by $1.5 billion, or 1%, in the first six months of 2010, to $117.3 billion as of June 30, 2010.

Table 18: Deposits

(Dollars in millions)	June 30, 2010	December 31, 2009
Non-interest bearing	$14,159	$13,439
NOW accounts	10,928	12,077
Savings accounts	21,761	17,019
Money market deposit accounts	42,927	38,094
Other consumer time deposits	19,208	25,456
Total core deposits	108,983	106,085
Public fund certificates of deposit $100,000 or more	219	579
Certificates of deposit $100,000 or more	7,245	8,248
Foreign time deposits	884	897
Total company deposits	$117,331	$115,809

Of our total deposits, approximately $884 million and $897 million were held in foreign banking offices as of June 30, 2010 and December 31, 2009, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $7.5 billion and $8.8 billion of our total deposits as of June 30, 2010 and December 31, 2009, respectively. Our funding and liquidity strategy takes into consideration the scheduled maturities of large denomination time deposits. Of the $7.5 billion in large domestic denomination certificates of deposit as of June 30, 2010, $0.8 billion is scheduled to mature within the next three months; $2.3 billion is scheduled to mature over three to 12 months and $4.4 billion is scheduled to mature over 12 months. Based on past activity, we expect to retain a portion of these deposits as they mature.

We have brokered deposits, which we obtained through the use of third-party intermediaries, that are included above in Table 18 in money market deposit accounts and other consumer time deposits. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of June 30, 2010, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $16.0 billion, or 14% of total deposits, as of June 30, 2010. Brokered deposits totaled $18.8 billion, or 16% of total deposits, as of December 31, 2009. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits. If our brokered deposits do not renew at maturity, we would use our liquidity reserves or alternative funding to meet our liquidity needs.

Other Funding Sources

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt.  In addition, we utilize advances from the Federal Home Loan Bank that are secured by our investment securities, residential mortgage loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit for our funding needs.

We have committed loan securitization conduit lines of $7.0 billion, of which $1.5 billion was outstanding as of June 30, 2010. Senior and subordinated notes and other borrowings, including FHLB advances, totaled $15.0 billion as of June 30, 2010, down from $17.1 billion as of December 31, 2009. The $2.0 billion decrease was primarily attributable to a reduction in FHLB advances. We did not issue any senior or subordinated debt during the second quarter of 2010. Our FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $298 million as of June 30, 2010.

We are eligible or may be eligible to participate in a number of U.S. Government programs designed to support financial institutions and increase access to credit markets. We evaluate each of these programs, and determine, based on the costs and benefits of each program, whether to participate. During the first six months of 2010, we were eligible to participate in the Federal Reserve’s Discount Window (the “Discount Window”) and the Federal Reserve’s Term Auction Facility (“TAF”).

•
Federal Reserve’s Discount Window:  The Discount Window allows eligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. As of June 30, 2010, we were eligible to borrow up to $5.3 billion through the Discount Window. The eligible amount is reduced dollar for dollar by any borrowings under the TAF program. We did not borrow funds from the Discount Window during the second quarter or for the six months of 2010.

•
Federal Reserve’s Term Auction Facility:  The TAF is designed to help increase liquidity in the U.S. credit markets. The Federal Reserve auctions collateral-backed short term loans under TAF. The auctions allow financial institutions to borrow funds at an interest rate below the Federal Reserve’s discount rate. As of June 30, 2010, we were eligible to borrow up to $2.6 billion under the TAF. The eligible amount is reduced dollar for dollar by any borrowings made under the Discount Window. We did not borrow funds through the TAF during the second quarter or for the six months of 2010.

Borrowing Capacity

As of June 30, 2010, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any senior or subordinated debt securities, preferred stock or common stock under the shelf registration statement in the first six months of 2010.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs. Table 19 summarizes our borrowing capacity as of June 30, 2010 under the Global Bank Note Program, FHLB Advances, securitization conduits and government programs.

Table 19: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity (1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program(3)	6/05	$3,141	$1,341	$1,800	—
FHLB Advances (4)	—	10,162	1,455	8,707	—
Committed Securitization Conduits(5)	—	7,032	1,463	5,569	11/11
Federal Reserve Discount Window	—	5,284	0	5,284	—
Federal Reserve Term Auction Facility	—	2,642	0	2,642	—
____________
(1)
All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility

(2)	Maturity date refers to the date the facility terminates, where applicable.

(3)
The Global Bank Note Program gives COBNA the ability to issue senior and subordinated notes with maturities of 30 days or more. COBNA last issued notes under the program in 2004, and the program was last updated in 2005.

(4)	The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.

(5)	Securitization committed capacity was established at various dates and is scheduled to terminate in November 2011.

XI. MARKET RISK MANAGEMENT

Market risk generally represents the risk that our earnings and/or economic value of equity will be adversely affected by changes in market conditions.  Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives.  Market conditions that may change from time to time, thereby exposing us to market risk, include changes in interest and currency exchange rates, credit spreads and price fluctuation or changes in value due to changes in market perception or actual credit quality of issuers.

Interest rate risk, which represents exposure to instruments whose values vary with the level or volatility of interest rates, is our most significant market risk exposure. Banks are inevitably exposed to interest rate risk due to the repricing and maturity mismatches of their assets and liabilities, as well as the need to invest most of their equity in financial assets.  We manage our market risk within limits governed by our risk management policies as established by the Asset Liability Management Committee and approved by the Board of Directors.  We manage interest rate sensitivity through several techniques, primarily by entering into interest rate derivatives.  See “Note 12—Derivative Instruments and Hedging Activities” for information on our derivatives activity.

We consider the impact on both earnings and economic value of equity in measuring and managing our market risk.  We use generally accepted, industry-standard market risk measurement techniques and analysis to measure the impact of changes in interest rates or foreign exchange rates on earnings and economic value of equity, including scenario analysis, stress testing and various interest rate sensitivity simulations. The measurement of the impact on our current earnings includes the impact on our net interest income and the valuation of our mortgage servicing rights (net of hedges) as a result of movements in interest rates. Under our current asset/liability management policy, we seek to limit the potential decrease in our projected earnings resulting from a gradual plus or minus 200 basis point change to forward rates to less than 5% over the next 12 months.  Our current asset/liability management policy also includes limiting the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%.

The federal funds rate remained at a target range of zero to 0.25% throughout the first six months of 2010. Given the level of short-term rates as of June 30, 2010 and December 31, 2009, a scenario where interest rates would decline by 200 basis points is not plausible and we therefore revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease.  Table 20 compares the estimated impact on net interest income and the economic value of equity of our selected hypothetical interest rate scenarios as of June 30, 2010 and December 31, 2009. All changes in income and value are measured as percentage changes from the projected net interest income and economic value of our equity at the base interest rate scenario.

Table 20: Interest Rate Sensitivity Analysis

	June 30, 2010	December 31, 2009

Impact to projected base-line net interest income:
+ 200 basis points (1)	0.2%	(0.4)%
- 50 basis points (1)	(0.3)%	(0.1)%

Impact to economic value of equity:
+ 200 basis points (2)	(0.2)%	(3.2)%
- 50 basis points (2)	(0.7)%	0.3%
 _____________
(1)
The impact includes our net interest income and mortgage servicing rights valuation change (net of hedges).  For net interest income, the rate scenarios are based on a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next 9 months. For the mortgage servicing rights valuation change (net of hedges), the rate scenarios are based on a hypothetical instantaneous parallel rate shock of plus 200 basis points and minus 50 basis points to spot rates.

(2)	Based on a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates.

Our interest rate risk sensitivity measures are based on industry standard financial modeling techniques that depend to some extent on our internally developed assumptions and proprietary modeling methodologies. Our interest rate risk models contain many assumptions, including those regarding borrower and deposit behavior in certain interest rate environments. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as we believe appropriate to reflect our best assessment of the market environment and our balance sheet dynamics.

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates.  The above sensitivity analyses contemplate only certain movements in interest rates and are performed at a particular point in time based on the existing balance sheet, and do not incorporate other factors that may have a significant effect, most notably future business activities and strategic actions that management may take to manage interest rate risk. Actual earnings and economic value of equity could differ from the above sensitivity analyses.

We provide additional information on our market risk exposure and interest risk management process in our 2009 Form 10-K under “Part II—Item 7. MD&A—Market Risk Management.”

XII. CAPITAL

Capital Standards and Prompt Corrective Action

Table 21 provides a comparison of our capital ratios as of June 30, 2010 and December 31, 2009. As of June 30, 2010, each of COBNA and CONA exceeded minimum regulatory requirements and, therefore, was considered “well-capitalized” under applicable capital adequacy guidelines. As of June 30, 2010, the Company also exceeded minimum capital requirements and was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies. For purposes of applying the prompt corrective action provisions under the Federal Deposit Insurance Corporation Act of 1991, each of the Banks met the requirements for a “well capitalized” institution.

Table 21: Capital Ratios (1)

	Regulatory Filing Basis Ratios	Minimum for Capital Adequacy Purposes	To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of June 30, 2010:
Capital One Financial Corp.(2)
Tier 1 capital	9.93%	4.00%	N/A
Total capital	16.99	8.00	N/A
Tier 1 leverage	6.73	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 capital	14.13%	4.00%	6.00%
Total capital	28.26	8.00	10.00
Tier 1 leverage	7.95	4.00	5.00
Capital One, N.A.
Tier 1 capital	10.52%	4.00%	6.00%
Total capital	11.87	8.00	10.00
Tier 1 leverage	7.79	4.00	5.00

As of December 31, 2009:
Capital One Financial Corp.(2)
Tier 1 capital	13.75%	4.00%	N/A
Total capital	17.70	8.00	N/A
Tier 1 leverage	10.28	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 capital	18.27%	4.00%	6.00%
Total capital	26.40	8.00	10.00
Tier 1 leverage	13.03	4.00	5.00
Capital One, N.A.
Tier 1 capital	10.22%	4.00%	6.00%
Total capital	11.46	8.00	10.00
Tier 1 leverage	7.42	4.00	5.00
_____________
(1)
Effective January 1, 2010, we are no longer required to apply the subprime capital provisions to credit card loans with a credit score equal to or greater than 660. Accordingly, we will no longer disclose these ratios. See our 2009 Form 10-K under “Part II—Item 7. MD&A—Capital” for these ratios as of December 31, 2009.

(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.

The January 1, 2010 adoption of the new consolidation accounting standards had a significant impact on our capital ratios.  The capital rules issued by banking regulators in January 2010 provides for an optional phase-in of the impact from the adoption of the new consolidation accounting standards on risk-based capital, including a two-quarter implementation delay followed by an optional two-quarter partial implementation of the effect on Tier 1 and total capital ratios. Because we elected the phase-in option, we will take into account 50% of our assets from consolidation in the third and fourth quarters of 2010 and the remaining 50% in the first quarter of 2011 for purposes of determining our risk weighted assets used in our Tier 1 and total capital ratios.

The Tier 1and total capital ratios as of June 30, 2010 continue to reflect the benefit of the phase-in of the regulatory capital rules. As a result of the phase-in option, we expect these ratios will be higher for each of the remaining quarters of 2010 than they otherwise would be had we not elected the phase-in option. The benefit from the phase-in election will be reduced in the third quarter and eliminated by the end of the first quarter of 2011 when the phase-in is completed.  There is no impact on the leverage ratio with the phase-in option.

Dividend Policy

The declaration and payment of dividends to Capital One’s stockholders, as well as the amount thereof, are subject to the discretion of the our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of our banks to transfer funds to us.  As of June 30, 2010, funds available for dividend payments from COBNA and CONA were $1.3 billion and zero, respectively. The funds of COBNA are available for payment as dividends to us without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

We provide additional information on capital in our 2009 Form 10-K in “Part II- Item 7. MD&A—Capital.”

XIV. SUPERVISION AND REGULATION

New Regulations of Consumer Lending Activities

On June 15, 2010, the Federal Reserve released its final rule for the two remaining provisions of the Credit CARD Act. These provisions, effective on August 22, 2010, require the amount of any penalty fee or charge to be “reasonable and proportional to the omission or violation” and require issuers to review interest rates increased since January 1, 2009, for possible reductions on a rolling six-month basis. Under the final rule, issuers will be limited to charging penalty fee amounts that do not exceed the dollar amount of the violation. Penalty fee amounts also may not exceed an amount justified on a cost basis or permissible under the safe harbor ($25 for initial violations and $35 for any repeat violations within a six-month period). For all rates increased on or after January 1, 2009, every six months issuers must consider changes in either the factors used to increase the rate or the current factors used to determine rates.   However, the first two reviews of rates increased on or after January 1, 2009, and before February 21, 2010, for reasons other than those specific to a customer may only consider the current factors used to determine rates.  If a decrease is merited on such bases, it must take effect no later than 45 days from completion of the review; a decrease by a specific amount or a return to the original rate is not required, although reviews must continue until rates are returned to pre-repricing levels.

Legislation

Preamble

The information contained in this section is current as of July 21, 2010.

Financial Regulatory Reform

Throughout 2009 and 2010 Congress and the Administration have been focused on Financial Regulatory Reform, and on July 21, 2010, the President signed into law the Dodd-Frank Act.  The legislation overhauls the financial regulatory structure both structurally and as it relates to requirements on financial institutions.

A new Financial Stability Oversight Council (the “Council”) will monitor emerging risks to financial stability, recommend heightened prudential standards for large, interconnected financial companies and require certain non-bank financial companies to be supervised by the Federal Reserve Board (the “FRB”) if their activities are determined to pose a risk to financial stability.  Additionally, beginning two years after enactment, the new Office of Financial Research (the “OFR”), whose function will be to support the Council by collecting data, performing research, and developing tools for risk measurement and monitoring, will levy new assessments on systemically important companies.  These assessments will provide funding for the OFR and the Council and cover certain implementation expenses incurred by the FDIC related to its new liquidation authority.

As part of the “Financial Stability” title of the Dodd-Frank Act, language was adopted that disallows trust preferred securities (the “TPS”) from counting as Tier 1 capital at the holding company level (those entities under $15 billion in assets are grandfathered).   A three-year phase-in period beginning on January 1, 2013, was included for TPS previously issued by bank holding companies not eligible for the grandfather provision.

New liquidation authority is also granted that may be used to liquidate a financial company if the Treasury Secretary, in consultation with the President, based on the recommendation of the FRB and another federal agency, determines that doing so is necessary to mitigate serious adverse effects on U.S. financial stability.  Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard.  The costs of a liquidation under these new resolution provisions would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies.

Other additional assessments and costs are also created under the law.  The FDIC is directed to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts beginning December 31, 2010 for two years.  The FRB is also directed to collect fees from systemically important companies to cover the costs associated with its supervisory and regulatory responsibilities with respect to such companies.  The law also provides the Office of the Comptroller of the Currency (the “OCC”) with new authority to impose assessments, fees and charges to carry out the OCC’s responsibilities.

The Dodd-Frank Act also imposes new prudential regulation on depository institutions and their holding companies.  The law imposes new, more stringent standards and requirements with respect to (1) bank and nonbank acquisitions/mergers, (2) financial holding companies engaged in “financial activities,” (3) affiliate transactions and (4) proprietary trading, among other provisions.  Additionally, provisions related to securitizations prohibit conflicts of interest relating to securitizations and generally require securitizers to retain a 5% economic interest in the credit risk of assets sold through the issuance of asset-backed securitization, with an exemption for traditionally underwritten residential mortgage loans.

The Dodd-Frank Act also creates a new independent agency, the Consumer Financial Protection Bureau (the “CFPB”), that is housed within the Federal Reserve.  The CFPB will become the primary regulator for consumer statutes.  The OCC will continue to determine whether specific state laws are preempted under the National Bank Act under the existing standard as set forth in the Supreme Court decision in the Barnett Bank of Marion County, N.A. v. Nelson. However, its determinations must be on a case-by-case basis, and courts reviewing the OCC's determinations will now independently consider the appropriateness of the determination rather than deferring to the OCC.  The law also addresses a number of specific consumer protection provisions, including Federal Reserve rules required on debit and certain prepaid product interchange fees that must be “reasonable and proportional” to the costs incurred by the issuer for the transaction.  Additionally, the interchange provision addresses the network rules and states that retailer discrimination by issuer is prohibited; the minimum transaction amount to be set by the retailer cannot exceed $10, and maximum transaction amounts may be set by the Federal government and institutions of higher education.

The Dodd-Frank Act addresses mortgage lending and makes significant changes to the origination and servicing of dwelling-secured loans.  The law creates a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated so as to avoid steering borrowers to more expensive loans, an obligation on the part of lenders to assess and verify a borrower’s “ability to repay” a residential mortgage loan and a lower threshold for “high-cost” loans that are subject to even greater restrictions.  The bill also strengthens appraiser independence and requires greater monitoring of all real estate valuation methods.

In addition to the provisions enumerated above, the Dodd-Frank Act also addresses provisions related to corporate governance and executive compensation, derivatives, payment clearing and hedge fund and private equity managers, among others, and establishes a new Federal Insurance Office under the Department of Treasury.

Proposed TARP Assessment

In January 2010, the President announced additional proposals that would impact financial institutions. The first proposal would levy a new tax on institutions within the financial sector to recoup the benefits certain institutions have received under government assistance programs, including TARP. The annual fee would be assessed at a rate of 15 basis points of “covered liabilities” for financial firms with more than $50 billion in consolidated assets (excluding Tier 1 capital, FDIC-assessed deposits and insurance policy reserves). While various fees were contemplated during the Conference Committee debate on the Dodd-Frank Act to address TARP-specific taxes, none were ultimately included.  To date, Congress has not put forth legislation on this issue. If the proposal is enacted as described above, we estimate the impact would be approximately $154 million.

Credit Card

In May 2009, the President signed the Credit CARD Act into law. Certain provisions of this legislation became effective in August 2009 and February 2010, and other provisions become effective on August 22, 2010. For further information on the Credit CARD Act, see “New Regulations of Consumer Lending Activities” above as well as in our 2009 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

The Credit CARD Act also requires the Government Accountability Office (the “GAO”) to conduct a study on interchange fees. The GAO released their report, “Credit Cards: Rising Interchange Fees Have Increased Costs for Merchants, but Options for Reducing Fees Pose Challenges” on November 19, 2009.

As discussed above, the Dodd-Frank Act requires the FRB to issue rules that debit and certain prepaid product interchange fees be “reasonable and proportional” to the cost incurred by the issuer for the transaction.  Additionally, provisions addressing the network rules were included that state retailer discrimination by issuer is prohibited; the minimum transaction amount to be set by the retailer cannot exceed $10, and maximum transaction amounts may be set by the Federal government and institutions of higher education.

Other legislation around the regulation of interchange fees has also been introduced in the U.S. House and the U.S. Senate. House Judiciary Chairman John Conyers (D-MI) and Congressman Bill Shuster (R-PA) have introduced legislation in the U.S. House and Senator Dick Durbin (D-IL) has introduced legislation in the U.S. Senate that provides an antitrust exemption to allow merchants to collectively bargain with the networks and the banks regarding the rates (including merchant discount) and terms (including rules) for payment card acceptance. The Senate bill also includes a three judge panel that would determine the rates and terms if an agreement is not reached under the antitrust exemption. This legislation is under the jurisdiction of the Judiciary Committees. The House Judiciary Committee held a hearing on the legislation on April 28, 2010.   In addition, Congressman Peter Welch (D-VT) has also introduced a bill that attempts to change many of the fundamental rules of the networks and focuses on: (i) honoring all cards: (ii) minimum/maximum transaction amounts; and (iii) premium card pricing, among other issues. To date, a companion bill has not been introduced in the Senate. A legislative hearing was held on October 8, 2009 in the House Financial Services Committee.  No further action on these bills is currently scheduled.

We expect that attempts to regulate interchange fees will continue at the state level as well.

Please see “Compliance With New and Existing Laws and Regulations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges” under “Part I—Item 1A. Risk Factors” in our 2009 Form 10-K for a discussion of the risks posed to the Company as a result of the current legislative environment.

Regulation of International Business by Non—U.S. Authorities

COBNA is subject to regulation in foreign jurisdictions where it currently operates. In the United Kingdom, COBNA operates through the U.K. Bank, which was established in 2000.

Following the general election held in May 2010, the former Labour Government of the U.K. was replaced by a coalition Government of the Liberal Democrat and Conservative parties.  The new Chancellor of the Exchequer of the coalition Government announced during a speech made on June 16, 2010 the plans of the Government to change the structure of the current “tripartite” regulation (by HM Treasury, Bank of England and The Financial Services Authority ( the “FSA”)) by the end of 2012.  The FSA will cease to exist in its current form. The Government will legislate to create a new Prudential Regulatory Authority (the “PRA”), which will operate as a subsidiary of the Bank of England. The PRA will be solely responsible for the day-to-day prudential supervision of financial institutions. A new Financial Policy Committee (the “FPC”) will be established at the Bank of England. The FPC will be able to look across the economy at the macroeconomic and financial issues that may threaten stability and address the risks it identifies. The FPC will be chaired by the Governor of the Bank of England and made up of independent members. In addition, a new Consumer Protection and Markets Authority will also be established, with responsibility for the conduct of all financial services firms.

In July 2009, the U.K. government published “Review of the Regulation of Credit and Store Cards,” a report on the credit card industry, and issued a formal consultation in October 2009.  On March 15, 2010, the industry and U.K. Government announced its joint commitment to a package of measures that will be incorporated into the U.K.’s Lending Code by the end of the year (from which point subscribers to the Lending Code including the U.K. Bank will need to comply with the changes). The key changes that have been agreed to include allocating customer payments to higher rate balances first; setting minimum payments to cover at least interest, fees, charges and 1% of the principal balance; banning unsolicited credit limit increases; controls over re-pricing of existing debt; and providing annual electronic statements to customers regarding the cost to use a credit card over the year.

In addition, the U.K. Government has passed the Financial Services Act 2010 which restricts the issuance of unsolicited credit card checks. The commencement date has not yet been confirmed, but it means credit card issuers would not be able to issue credit card checks unless requested by a cardholder and each request would be limited to up to three checks.

Following the passing of the Consumer Credit Directive (the “CCD”) in May 2008 by the European Commission (the “EC”), the U.K. consumer credit regime, including the laws and regulations with respect to the marketing of consumer credit products and the design of and disclosure in consumer credit agreements, is due to change significantly. The CCD is also introducing new regulations requiring that certain information be provided to consumers before a credit agreement is entered into and explicit requirements to ensure that any such consumer is creditworthy. The new law enacted in the U.K. to implement the CCD will become fully effective on February 1, 2011, but lenders can voluntarily comply with the legislation beginning on April 30, 2010.

The Office of Fair Trading (the “OFT”) is investigating Visa and MasterCard’s current methods of setting interchange fees applicable to U.K. domestic transactions. Cross-border interchange fees are also coming under scrutiny from the EC, which in December 2007 issued a decision notice stating that MasterCard’s interchange fees applicable to cross border transactions are in breach of European Competition Law. MasterCard has appealed this decision. A similar decision is expected in relation to Visa’s cross border interchange fees. The timing of any final resolution of the matter by EC or OFT is uncertain, and it is unlikely that there will be any determination before the end of 2011. However, it is likely that interchange fees will be reduced, which could adversely affect the yield on U.K. credit card portfolios.

Following a referral by the OFT, the Competition Commission (the “CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the U.K. PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans is included. The CC published its final report on remedies on January 29, 2009, which included point of sale changes and the introduction of an annual PPI statement to customers. At the end of 2009, Barclays Bank successfully challenged the remedies package at the Competition Appeals Tribunal, and the CC was made to revisit its proposals. The new provisional remedies package was delivered in May 2010 and still includes the Point of Sale prohibition.  This will be followed by a consultation period at which point the U.K Bank will be able to assess the impact of the proposed new remedies. The U.K. Bank is now expecting the remedies will not be implemented until 2011.

As in the U.S., in non-U.S. jurisdictions where we operate, we face a risk that the laws and regulations that are applicable to us (or the interpretations of existing laws by relevant regulators) may change in ways that adversely impact our business.

For additional information on our Supervision and Regulation activities, see our 2009 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.” We discuss the risks to the company resulting from the current legislative environment in our 2009 Form 10-K in “Part I—Item 1A. Risk Factors.”

XV. ENTERPRISE RISK MANAGEMENT

Our business activities expose us to four major categories of risks: liquidity risk, credit risk, reputational risk and capital adequacy. We also are exposed to market risk, strategic risk, operational risk, compliance risk and legal risk. Our risk management framework is intended to identify, assess, and mitigate risks that affect or have the potential to affect our business, to target financial returns commensurate with our risk appetite and to avoid excessive risk-taking. We follow three key principles related to this policy.

1.	Individual businesses take and manage risk in pursuit of strategic, financial and other business objectives.

2.	Independent risk management organizations support individual businesses by providing risk management tools and policies and by aggregating risks; in some cases, risks are managed centrally.

3.	The Board of Directors and top management review our aggregate risk position and establish the risk appetite.

We provide additional information on our enterprise risk management framework and activities in our 2009 Form 10-K in “Part I—Item 1. Business—Enterprise Risk Management.”

XVI. FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, accruals for claims in litigation and for other claims against us, earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; and the assumptions that underlie these matters. To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•
general economic and business conditions in the U.S., the U.K., or our local markets, including conditions affecting employment levels, interest rates, consumer income and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•
financial, legal, regulatory (including the impact of the Dodd-Frank Act and the regulations to be promulgated thereunder), tax or accounting changes or actions, including with respect to any litigation matter involving us;

•	increases or decreases in interest rates;

•	the success of our marketing efforts in attracting and retaining customers;

•	our ability to securitize our credit cards and consumer loans and to otherwise access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•
with respect to financial and other products, increases or decreases in our aggregate loan balances and/or the number of customers and the growth rate and composition thereof, including increases or decreases resulting from factors such as shifting product mix, amount of actual marketing expenses we incurred and attrition of loan balances;

•
the level of future repurchase or indemnification requests we may receive, the actual future performance of loans relating to such requests, the success rates of claimants against us, any developments in litigation and the actual recoveries we may make on any collateral relating to claims against us;

•	the amount and rate of deposit growth;

•	our ability to control costs;

•	changes in the reputation of or expectations regarding the financial services industry and/or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for our size and complexity;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	the risk that cost savings and any other synergies from our acquisitions may not be fully realized or may take longer to realize than expected;

•	disruptions from our acquisitions negatively impacting our ability to maintain relationships with customers, employees or suppliers;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC, including, but not limited to, our 2009 Form 10-K.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this report, see the risk factors in “Part II —Item 1A. Risk Factors” in this report and our Form 10-Q for the quarter ended March 31, 2010, and also in our 2009 Form 10-K in “Part I—Item 1A. Risk Factors.”

XVII. SUPPLEMENTAL STATISTICAL TABLES

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A provides average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30, 2010			June 30, 2009(2)
	Reported			Reported			Managed
(Dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans(1)
Domestic	$91,243	$2,882	12.63%	$71,489	$1,771	9.91%	$109,120	$2,906	10.65%
International	7,427	296	15.94%	2,628	82	12.48%	8,328	278	13.35%
Total consumer loans	$98,670	$3,178	12.88%	$74,117	$1,853	10.00%	$117,448	$3,184	10.84%
Commercial loans	29,533	298	4.04%	30,565	384	5.03%	30,565	384	5.03%
Total loans held for investment	$128,203	$3,476	10.85%	$104,682	$2,237	8.55%	$148,013	$3,568	9.64%
Investment securities	39,022	342	3.51%	37,499	412	4.39%	37,499	412	4.39%
Other
Domestic	6,911	17	0.98%	7,638	60	3.14%	5,121	17	1.33%
International	514	0	0.00%	985	8	3.25%	575	0	0.00%
Total	$7,425	$17	0.92%	$8,623	$68	3.15%	$5,696	$17	1.19%
Total interest-earning assets(3)	$174,650	$3,835	8.78%	$150,804	2,717	7.21%	$191,208	$3,997	8.36%
Cash and due from banks(3)	2,411			3,129			3,129
Allowance for loan and lease losses (3)	(7,735)			(4,657)			(4,657)
Premises and equipment, net(3)	2,723			2,812			2,812
Other (3)	27,280			25,540			25,910
Total assets from discontinued operations	28			38			38
Total assets	$199,357			$177,666			$218,440

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$104,163	$368	1.41%	$105,769	$551	2.08%	$105,769	$551	2.08%
International (4)	0	0	0.00%	1,264	9	2.85%	1,264	9	2.85%
Total deposits	$104,163	$368	1.41%	$107,033	$560	2.09%	$107,033	$560	2.09%
Securitized debt
Domestic	$30,333	$182	2.40%	$5,876	74	5.04%	$41,089	305	2.97%
International	4,915	30	2.44%	0	0	0.00%	5,593	37	2.65%
Total securitized debt	$35,248	$212	2.41%	$5,876	74	5.04%	$46,682	$342	2.93%
Senior and subordinated notes	8,760	72	3.29%	8,323	57	2.74%	8,323	57	2.74%
Other borrowings
Domestic	$4,871	$84	6.90%	$9,315	79	3.39%	$9,315	79	3.39%
International	1,504	2	0.53%	1,084	2	0.74%	1,084	2	0.74%
Total other borrowings	$6,375	$86	5.40%	$10,399	$81	3.12%	$10,399	$81	3.12%
Total interest-bearing liabilities(3)	$154,546	$738	1.91%	$131,631	772	2.35%	$172,437	1,040	2.41%
Non-interest bearing deposits(3)	14,321			12,570			12,570
Other (3)	5,617			5,641			5,609
Total liabilities from discontinued operations	347			156			156
Total liabilities	$174,831			$149,998			$190,772
Equity (5)	24,526			27,668			27,668
Total liabilities and equity	$199,357			$177,666			$218,440
Net interest spread			6.87%			4.86%			5.95%
Interest income to average earning assets			8.78%			7.21%			8.36%
Interest expense to average earning assets			1.69%			2.05%			2.17%
Net interest margin			7.09%			5.16%			6.19%

__________________________________________
(1)
Interest income includes past due fees on loans totaling approximately $312  million for the three months ended June 30, 2010 and $170 million and $335 million on the reported and managed basis, respectively, for the three months ended June 30, 2009.

(2)	Certain prior period amounts have been reclassified to conform with the current period presentation.

(3)	Based on continuing operations.

(4)	U.K. deposit business was sold during the third quarter of 2009.

(5)	Includes a reduction of $2.9 billion due to the impact from the consolidation of certain securitization trusts.

	Six Months Ended
	June 30, 2010			June 30, 2009(2)
	Reported			Reported			Managed
(Dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans(1)
Domestic	$93,975	$5,844	12.44%	$71,151	$3,496	9.83%	$109,236	$5,749	10.53%
International	7,619	601	15.78%	2,806	174	12.40%	8,355	540	12.93%
Total consumer loans	$101,594	$6,445	12.69%	$73,957	$3,670	9.92%	$117,591	$6,289	10.70%
Commercial loans	29,627	689	4.65%	30,058	758	5.04%	30,058	758	5.04%
Total loans held for investment	$131,221	$7,134	10.87%	$104,015	$4,428	8.51%	$147,649	$7,047	9.55%
Investment securities	38,525	691	3.59%	35,871	808	4.51%	35,871	808	4.51%
Other
Domestic	7,920	39	0.98%	6,791	118	3.48%	4,412	31	1.41%
International	608	1	0.33%	912	13	2.85%	577	2	0.69%
Total	$8,528	$40	0.94%	$7,703	$131	3.40%	$4,989	$33	1.32%
Total interest-earning assets(3)	$178,274	$7,865	8.82%	$147,589	$5,367	7.27%	$188,509	$7,888	8.37%
Cash and due from banks(3)	2,336			3,110			3,110
Allowance for loan and lease losses (3)	(8,040)			(4,590)			(4,590)
Premises and equipment, net(3)	2,724			2,653			2,653
Other (3)	27,839			24,365			24,669
Total assets from discontinued operations	26			26			26
Total assets	$203,159			$173,153			$214,377

Liabilities and Equity:
Interest-bearing liabilities
Deposits
Domestic	$104,083	$767	1.47%	$102,728	$1,166	2.27%	$102,728	$1,166	2.27%
International (4)	0	0	0.00%	1,319	21	3.18%	1,319	21	3.18%
Total deposits	$104,083	$767	1.47%	$104,047	$1,187	2.28%	$104,047	$1,187	2.28%
Securitized debt
Domestic	$34,253	$390	2.28%	$6,458	$165	5.11%	$42,296	$638	3.02%
International	5,230	64	2.45%	0	0	0.00%	5,446	79	2.90%
Total securitized debt	$39,483	$454	2.30%	$6,458	$165	5.11%	$47,742	$717	3.00%
Senior and subordinated notes	8,758	140	3.20%	$8,050	$115	2.86%	$8,050	$115	2.86%
Other borrowings
Domestic	$5,292	$173	6.54%	$8,350	$158	3.78%	$8,350	$158	3.78%
International	1,608	6	0.75%	1,187	4	0.67%	1,187	4	0.67%
Total other borrowings	$6,900	$179	5.19%	$9,537	$162	3.40%	$9,537	$162	3.40%
Total interest-bearing liabilities(3)	$159,224	$1,540	1.93%	$128,092	1,629	2.54%	$169,376	2,181	2.58%
Non-interest bearing deposits(3)	13,928			11,920			11,920
Other (3)	5,628			5,633			5,573
Total liabilities from discontinued operations	288			146			146
Total liabilities	$179,068			$145,791			$187,015
Equity (5)	24,091			27,362			27,362
Total liabilities and equity	$203,159			$173,153			$214,377
Net interest spread			6.89%			4.73%			5.79%
Interest income to average earning assets			8.82%			7.27%			8.37%
Interest expense to average earning assets			1.73%			2.21%			2.31%
Net interest margin			7.09%			5.06%			6.06%

__________________________________________
(1)
Interest income includes past due fees on loans totaling approximately $644 million for the six months ended June 30, 2010 and $332 million and $698 million on the reported and managed basis, respectively, for the six  months ended June 30, 2009.

(2)	Certain prior period amounts have been reclassified to conform with the current period presentation.

(3)	Based on continuing operations.

(4)	U.K. deposit business was sold during the third quarter of 2009.

(5)	Includes a reduction of $2.9 billion due to consolidation impact of certain securitized trusts.

TABLE B—INTEREST VARIANCE ANALYSIS

	Three Months Ended June 30, 2010 vs. 2009 Managed
		Change due to(1)
(Dollars in millions)	Increase (Decrease)	Volume	Increase (Decrease)
Interest Income(3) :
Consumer loans
Domestic	$(23)	$(518)	$495
International	18	(32)	50
Total	$(5)	$(553)	$548
Commercial loans	(87)	(13)	(74)
Total loans held for investment	$(92)	$(508)	$416
Investment securities	(71)	16	(87)
Other
Domestic	0	5	(5)
International	0	0	0
Total	$0	$5	$(5)
Total interest income	$(163)	$(357)	$194
Interest Expense(3) :
Deposits
Domestic (2)	$(183)	$(8)	$(175)
International	(9)	(9)	0
Total	(192)	(15)	(177)
Senior notes	14	3	11
Other borrowings
Domestic (2)	4	(50)	54
International	1	1	0
Total (2)	$5	$(39)	$44
Securitized debt
Domestic (2)	(124)	(71)	(53)
International	(6)	(4)	(2)
Total (2)	$(130)	$(75)	$(55)
Total interest expense	$(303)	$(100)	$(203)
Net interest income	$140	$(270)	$410

	Six Months Ended June 30, 2010 vs. 2009 Managed
		Change due to(1)
(Dollars in millions)	Increase (Decrease)	Volume	Increase (Decrease)
Interest Income(3) :
Consumer loans
Domestic	$94	$(867)	$961
International	62	(50)	112
Total	$156	$(923)	$1,079
Commercial loans	(69)	(11)	(58)
Total loans held for investment	$87	$(832)	$919
Investment securities	(117)	57	(174)
Other
Domestic	7	19	(12)
International	0	0	0
Total	$7	$19	$(12)
Total interest income	$(23)	$(439)	$416
Interest Expense(3) :
Deposits
Domestic (2)	$(400)	$15	$(415)
International	(21)	(21)	0
	(421)	0	(421)
Senior notes	25	11	14
Other borrowings
Domestic (2)	15	(72)	87
International	2	1	1
Total (2)	$17	$(53)	$70
Securitized debt
Domestic (2)	(248)	(108)	(140)
International	(15)	(3)	(12)
Total (2)	$(263)	$(112)	$(151)
Total interest expense	$(642)	$(124)	$(518)
Net interest income	$619	$(323)	$942
____________
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

(2)	Certain prior period amounts have been reclassified to conform with the current period presentation.

(3)	Based on continuing operations.

TABLE C—MANAGED LOAN PORTFOLIO

(Dollars in millions)	June 30, 2010	December 31, 2009
Period-End Balances:
Reported loans held for investment:
Consumer loans
Credit card loans
Domestic	$49,625	$13,374
International	7,249	2,229
Total credit card loans	$56,874	$15,603
Installment loans
Domestic	4,888	6,693
International	20	44
Total installment loans	$4,908	$6,737
Total Credit Card business	$61,782	$22,340
Auto loans	17,221	18,186
Mortgage loans	13,322	14,893
Retail banking	4,770	5,135
Total Consumer Banking business	$35,313	$38,214
Total consumer loans	$97,095	$60,554
Commercial loans
Commercial and multi-family real estate	13,580	13,843
Middle market	10,203	10,062
Specialty lending	3,815	3,555
Small ticket commercial real estate	1,977	2,153
Total commercial loans	$29,575	$29,613
Other loans	470	452
Total reported loans held for investment	$127,140	$90,619
Securitization adjustments(1) :
Consumer loans
Credit cards
Domestic	$—	$39,827
International	—	5,951
Total credit card loans	$—	$45,778
Installment loans – Domestic	115	406
Total credit card	$115	$46,184
Total consumer loans	$115	$46,184
Total securitization adjustments	$115	$46,184
Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$49,625	$53,201
International	7,249	8,180
Total credit card loans	$56,874	$61,381
Installment loans
Domestic	5,003	7,099
International	20	44
Total installment loans	$5,023	$7,143
Total Credit Card business	$61,897	$68,524
Auto loans	17,221	18,186
Mortgage loans	13,322	14,893
Retail banking	4,770	5,135
Total Consumer Banking business	$35,313	$38,214
Total consumer loans	$97,210	$106,738
Commercial loans
Commercial and multi-family real estate	13,580	13,843
Middle market	10,203	10,062
Specialty lending	3,815	3,555
Small ticket commercial real estate	1,977	2,153
Total commercial loans	$29,575	$29,613
Other loans	470	452
Total managed loans held for investment	$127,255	$136,803

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Average Balances:
Reported loans held for investment:
Consumer loans:
Credit Card business:
Credit card loans:
Domestic	$49,962	$18,955	$50,827	$19,776
International	7,418	2,544	7,597	2,712
Total credit card loans	$57,380	$21,499	$58,424	$22,488
Installment loans:
Domestic	5,159	9,276	5,693	9,656
International	9	84	23	94
Total installment loans	$5,168	$9,360	$5,716	$9,750
Total Credit Card business	$62,548	$30,859	$64,140	$32,238
Consumer Banking business:
Auto loans	17,276	20,303	17,521	20,711
Mortgage loans	13,573	16,707	14,531	13,302
Retail banking	4,811	5,712	4,926	5,636
Total Consumer Banking business	$35,660	$42,722	$36,978	$39,649
Total consumer loans	$98,208	$73,581	$101,118	$71,887
Commercial loans:
Commercial and multifamily real estate	13,543	14,122	13,629	13,782
Middle market	10,276	10,428	10,300	10,217
Specialty lending	3,654	3,472	3,632	3,488
Small-ticket commercial real estate	2,060	2,542	2,067	2,571
Total commercial loans	$29,533	$30,565	$29,628	$30,058
Other loans	463	536	475	2,071
Total reported loans held for investment	$128,204	$104,682	$131,221	$104,016
Securitization adjustments: (1)
Consumer loans:
Credit cards:
Domestic	$—	$36,937	$—	$37,313
International	—	5,700	—	5,549
Total credit card loans	$—	$42,637	$—	$42,862
Installment loans – Domestic	131	694	152	771
Total Credit Card business	$131	$43,331	$152	$43,633
Auto loans	—	—	—	—
Total consumer banking	$131	$43,331	$152	$43,633
Total consumer loans	$131	$43,331	$152	$43,633
Total securitization adjustments	$131	$43,331	$152	$43,633
Managed loans held for investment:
Consumer loans
Credit cards
Domestic	$49,962	$55,892	$50,827	$57,809
International	7,418	8,244	7,597	8,261
Total credit card loans	$57,380	$64,136	$58,424	$65,350
Installment loans
Domestic	5,290	9,970	5,845	10,427
International	9	84	23	94
Total installment loans	$5,299	$10,054	$5,868	$10,521
Total Credit Card business	$62,679	$74,190	$64,292	$75,871
Consumer Banking business:
Auto loans	17,276	20,303	17,521	20,711
Mortgage loans	13,573	16,707	14,531	13,302
Retail banking	4,811	5,712	4,926	5,636
Total Consumer Banking business	$35,660	$42,722	$36,978	$39,649
Total consumer loans	$98,339	$116,912	$101,270	$115,520
Commercial loans
Commercial and multi-family real estate	13,543	14,122	13,629	13,782
Middle market	10,276	10,429	10,300	10,217
Specialty lending	3,654	3,472	3,632	3,488
Small ticket commercial real estate	2,060	2,542	2,067	2,571
Total commercial loans	$29,533	$30,565	$29,628	$30,058
Other loans	463	536	475	2,071
Total managed loans held for investment	$128,335	$148,013	$131,373	$147,649
____________
(1)
Effective January 1, 2010, we consolidated all but one installment loan trust under the new consolidation accounting standards. All credit card loans restricted for the benefit of securitization investors are included in reported loans held for investment as they are no longer accounted for as off-balance sheet.

TABLE D—COMPOSITION OF LOAN PORTFOLIO

	June 30, 2010		December 31, 2009
	Reported		Reported		Managed
(Dollars in millions)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans

Consumer loans	$97,095	76.37%	$60,554	66.82%	$106,738	78.02%
Commercial loans	29,575	23.26%	29,613	32.68%	29,613	21.65%
Other	470	0.37%	452	0.50%	452	0.33%
Total	$127,140	100.00%	$90,619	100.00%	$136,803	100.00%

TABLE E—DELINQUENCIES

Table E shows the Company’s loan delinquency trends for the periods presented on a reported and managed basis.

	June 30, 2010(4)		December 31, 2009(4)				June 30, 2009(4)
	Reported		Reported		Managed		Reported		Managed
(Dollars in millions)	Loans(3)	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans

Loans held for investment(1)(2)	$127,140	100.0%	$90,619	100.0%	$136,803	100.0%	$100,940	100.0%	$146,117	100.0%
Loans delinquent(3):
30-59 days	2,027	1.59%	1,908	2.10%	2,623	1.92%	1,860	1.84%	2,467	1.69%
60-89 days	1,113	0.88%	985	1.09%	1,576	1.15%	967	0.96%	1,421	0.97%
90-119 days	697	0.55%	499	0.55%	1,038	0.76%	525	0.52%	966	0.66%
120-149 days	563	0.44%	190	0.21%	660	0.48%	204	0.20%	596	0.41%
150 or more days	444	0.35%	164	0.18%	568	0.42%	190	0.19%	537	0.37%
Total	$4,844	3.81%	$3,746	4.13%	$6,465	4.73%	$3,746	3.71%	$5,987	4.10%
Loans delinquent by geographic area:
Domestic	4,406	3.68%	3,613	4.09%	5,926	4.61%	3,590	3.56%	5,409	3.93%
International	438	6.03%	133	5.85%	539	6.55%	156	6.63%	578	6.69%
__________
(1)
All loans are accruing except for consumer auto loans included in the 90-119 days past due bucket of $85 million, $143 million and $131 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

(2)
Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts are net of finance charges and fees considered uncollectible that are suppressed and are not recognized in income. Amounts reserved for finance charges and fees considered uncollectible are $261 million, $490 million and $572 million for the three months ended June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  Reported and Managed credit card loans 90 days or greater past due totaled $1.6 billion as of June 30, 2010, $640 million and $1.9 billion as of December 31, 2009, and $697 million and $1.9 billion as of June 30, 2009.

(3)
The Chevy Chase Bank acquired loan portfolio is included in loans held for investment, but excluded from loans delinquent as these loans are considered performing under accounting guidance for purchased loans with credit impairment. As of June 30, 2010, December 31, 2009 and June 30, 2009, the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $200 million and $294 million and $254 million, respectively. For loans 90+ days past due see Table G – Nonperforming Assets.

(4)
Our managed results prior to the adoption of new consolidation standards on January 1, 2010 is more comparable to our reported results as the managed results were previously adjusted to include securitized loans related to our credit card and installment loan securitization trusts previously accounted for as sales and treated as off-balance sheet. Because of the January 1, 2010, adoption of the new consolidation accounting standards, our consolidated reported results subsequent to January 1, 2010 will be comparable to our consolidated results on a “managed” basis.

TABLE F—NET CHARGE-OFFS

Table F shows the Company’s net charge-offs for the periods for three and six months ended presented on a reported and managed basis.

(Dollars in millions)	Three Months Ended June 30,			Six Months Ended June 30
	2010(1)	2009(2)		2010(1)	2009(2)
	Reported	Reported	Managed	Reported	Reported	Managed
Average loans held for investment	$128,203	$104,682	$148,013	$131,222	$104,016	$147,649
Net charge-offs	1,717	1,117	2,087	3,735	2,255	4,078
Net charge-offs as a percentage of average loans held for investment	5.36%	4.28%	5.64%	5.69%	4.34%	5.52%
__________
(1)
Includes average Chevy Chase Bank acquired loan portfolio of $6.5 billion and $6.8 billion for three and six months ended June 30, 2010, respectively, compared with of $8.7 billion and $4.4 billion for three and six months ended June 30, 2009, respectively. Charge-offs exclude net charge-offs of $82 million and $180 million on the Chevy Chase Bank acquired loan portfolio for three and six months ended June 30, 2010, respectively, compared with of $152 million and $193 million for three and six months ended June 30, 2009, respectively.  Charge-offs on the Chevy Chase Bank acquired loan portfolio are applied against the expected principal losses established under ASC 805-10/FAS 141(R) upon acquisition.

(2)
Our “managed” results prior to the adoption of new consolidation standards on January 1, 2010 is more comparable to our  current period reported results as the “managed” results were previously adjusted to include securitized loans related to the our credit card and installment loan securitization trusts previously accounted for as sales and treated as off-balance sheet. Because of the adoption of the new consolidation accounting standards, our consolidated reported results subsequent to January 1, 2010 will be comparable to our consolidated results on a “managed” basis.

TABLE G—NONPERFORMING ASSETS

Table G presents a summary of nonperforming assets as of June 30, 2010 and December 31, 2009.

(Dollars in millions)	June 30, 2010	December 31, 2009
Nonperforming loans held for investment(1) (2) :
Commercial lending
Commercial and multi-family real estate	$359	$429
Middle market	120	104
Specialty lending	63	74
Small-ticket commercial real estate	60	95
Total commercial loans	602	702
Consumer lending
Automobile	85	143
Mortgage	478	323
Other consumer loans	145	121
Total consumer loans	708	587
Total nonperforming loans held for investment	1,310	1,289
Foreclosed property	289	234
Repossessed assets	23	24
Total nonperforming assets	$1,622	$1,547
Nonperforming loans as a percentage of loans held for investment(3) (4)	1.03%	0.94%
Nonperforming assets as a percentage of loans held for investment(3) (4)	1.28%	1.13%
__________
(1)	Our policy is not to classify credit card loans as nonperforming loans. See Table E-Delinquencies for accruing loans contractually past due 90 days or more.
(2)
Excludes loans acquired from the Chevy Chase Bank acquisition and previously considered nonperforming of $1.1 billion as these loans were recorded at fair value and are considered performing in accordance with ASC 805/SFAS 141(R) and/or ASC 310/SOP 03-3.

(3)
Includes the loans acquired from the CCB acquisition totaling $6.5 and $7.3 billion as of June 30, 2010 and December 31, 2009, respectively, in the denominator.  The nonperforming loan rate excluding the Chevy Chase Bank loans is 1.08% and 0.99% for June 30, 2010 and December 31, 2009, respectively.  The nonperforming asset rate excluding the Chevy Chase Bank loans is 1.34% and 1.19% for June 30, 2010 and December 31, 2009, respectively.

(4)
Nonperforming loans are based on our total loan portfolio, which we previously referred to as our "managed" loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.  The nonperforming loan rate excluding credit card loans is 2.00% and 1.89% as of June 30, 2010 and December 31, 2009, respectively.

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share-related data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans held for investment, including past-due fees	$3,476	$2,237	$7,134	$4,428
Investment securities	342	412	691	808
Other	17	68	40	131
Total interest income	3,835	2,717	7,865	5,367

Interest expense:
Deposits	368	560	767	1,187
Securitized debt obligations	212	74	454	165
Senior and subordinated notes	72	57	140	115
Other borrowings	86	81	179	162
Total interest expense	738	772	1,540	1,629

Net interest income	3,097	1,945	6,325	3,738
Provision for loan and lease losses	723	934	2,201	2,213
Net interest income after provision for loan and lease losses	2,374	1,011	4,124	1,525

Non-interest income:
Servicing and securitizations	21	363	(15)	816
Service charges and other customer-related fees	496	492	1,081	998
Interchange fees	333	126	644	267
Net other-than-temporary impairment losses recognized in earnings (2)	(26)	(10)	(57)	(10)
Other	(17)	261	215	251
Total non-interest income	807	1,232	1,868	2,322

Non-interest expense:
Salaries and associate benefits	650	634	1,296	1,188
Marketing	219	134	399	297
Communications and data processing	164	195	333	394
Supplies and equipment	129	128	253	247
Occupancy	117	115	237	215
Restructuring expense(1)	0	43	0	61
Other	721	673	1,329	1,265
Total non-interest expense	2,000	1,922	3,847	3,667
Income from continuing operations before income taxes	1,181	321	2,145	180
Income tax provision	369	92	613	34
Income from continuing operations, net of tax	812	229	1,532	146
Loss from discontinued operations, net of tax	(204)	(6)	(288)	(31)
Net income	$608	$223	$1,244	$115
Net income (loss) available to common shareholders	$608	$(277)	$1,244	$(449)

Basic earnings per common share:
Income (loss) from continuing operations	$1.79	$(0.64)	$3.38	$(1.03)
Loss from discontinued operations	(0.45)	(0.01)	(0.63)	(0.07)
Net income (loss) per basic common share	$1.34	$(0.66)	$2.75	(1.11)

Diluted earnings per common share:
Income (loss) from continuing operations	$1.78	$(0.64)	$3.36	$(1.03)
Loss from discontinued operations	(0.45)	(0.01)	(0.63)	(0.07)
Net income (loss) per diluted common share	$1.33	$(0.66)	$2.73	(1.11)
Dividends paid per common share	$0.05	$0.05	$0.10	$0.43
____________
(1)	We completed our 2007 restructuring initiative during 2009.
(2)
For the three months ended June 30, 2010 and June 30, 2009, we recorded other-than-temporary impairment losses of $26 million and $10 million, respectively. For the six months ended June 30, 2010 and June 30, 2009, we recorded other-than-temporary impairment losses of $57 million and $10 million, respectively. Unrealized losses of $120 million and $149 million on these securities have been recognized in accumulated other comprehensive income as a component of stockholders’ equity at June 30, 2010 and June 30, 2009, respectively.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2010	December 31, 2009
Assets:
Cash and due from banks	$2,668	$3,100
Interest-bearing deposits with banks	2,147	5,043
Federal funds sold and repurchase agreements	384	542
Cash and cash equivalents	5,199	8,685
Restricted cash for securitization investors	3,446	501
Investment in securities:
Available for sale, at fair value	39,424	38,830
Held to maturity, at amortized cost	0	80
Total investment in securities	39,424	38,910
Loan held for investment:
Unsecuritized loans held for investment, at amortized cost	71,491	75,097
Restricted loans for securitization investors	55,649	15,522
Total loans held for investment	127,140	90,619
Less: Allowance for loan and lease losses	(6,799)	(4,127)
Net loans held for investment	120,341	86,492
Loans held for sale, at lower-of-cost-or-fair value	249	268
Accounts receivable from securitizations	206	7,128
Premises and equipment, net	2,730	2,736
Interest receivable	1,077	936
Goodwill	13,588	13,596
Other	11,229	10,394
Total assets	$197,489	$169,646
Liabilities:
Interest payable	$543	$509
Customer deposits	117,331	115,809
Securitized debt obligations	33,009	3,954
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	728	1,140
Senior and subordinated notes	9,424	9,045
Other borrowings	4,857	6,875
Total other debt	15,009	17,060
Other liabilities	6,327	5,725
Total liabilities	172,219	143,057
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 504,473,510 and 502,394,396 issued as of June 30, 2010 and December 31, 2009, respectively	5	5
Paid-in capital, net	19,029	18,955
Retained earnings	8,969	10,726
Accumulated other comprehensive income	467	83
Less: Treasury stock, at cost; 47,726,876 and 47,224,200 shares as of June 30, 2010 and December 31, 2009 respectively	(3,200)	(3,180)
Total stockholders’ equity	25,270	26,589
Total liabilities and stockholders’ equity	$197,489	$169,646

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
(Dollars in millions, except per share-related data)	Shares	Amount	Preferred Stock	Paid-In Capital, Net	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2008	438,434,235	$4	$3,096	$17,278	$10,621	$(1,221)	$(3,166)	$26,612
Comprehensive income:
Net income					115			115
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $345						679		679
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $53						(96)		(96)
Defined benefit pension plans,						(1)		(1)
Foreign currency translation adjustments						184		184
Unrealized gains in cash flow hedging instruments, net of income taxes of $37						56		56
Other comprehensive income						822		822
Comprehensive income								937
Cash dividends-Common stock $0.43 per share					(168)			(168)
Cash dividends-Preferred stock 5% per annum			(23)		(82)			(105)
Purchase of treasury stock							(3)	(3)
Issuances of common stock and restricted stock, net of forfeitures	60,856,434	1		1,522				1,523
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,900			(2)				(2)
Accretion of preferred stock discount			34		(34)			0
Redemption of preferred stock			(3,107)		(448)			(3,555)
Compensation expense for restricted stock awards and stock options				61				61
Issuance of common stock for acquisition	2,560,601	0		31				31
Allocation of ESOP shares				1				1
Balance, June 30, 2009	501,853,170	$5	$0	$18,891	$10,004	$(399)	$(3,169)	$25,332

Balance, December 31, 2009	502,394,396	$5	$0	$18,955	$10,726	$83	$(3,180)	$26,589
Cumulative effect from adoption of new consolidation accounting standards					(2,955)	(16)		(2,971)
Comprehensive income:
Net Income					1,244			1,244
Other comprehensive income (loss), net of income tax:
Unrealized gains on securities, net of income taxes of $226						447		447
Other-than-temporary impairment not recognized in earnings on securities, net of income taxes of $17						30		30
Defined benefit pension plans						(1)		(1)
Foreign currency translation adjustments						(98)		(98)
Unrealized gains in cash flow hedging instruments, net of income taxes of $14						22		22
Other comprehensive income (loss)						400		400
Comprehensive income (loss)								1,644
Cash dividends-Common stock $0.10 per share					(46)			(46)
Purchase of treasury stock							(20)	(20)
Issuances of common stock and restricted stock, net of forfeitures	1,600,902			15				15
Exercise of stock options and tax benefits of exercises and restricted stock vesting	478,212			4				4
Compensation expense for restricted stock awards and stock options				55				55
Balance, June 30, 2010	504,473,510	$5	$0	$19,029	$8,969	$467	$(3,200)	$25,270

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)	Six Months Ended June 30,
	2010	2009
Operating activities:
Income from continuing operations, net of tax	$1,532	$146
Loss from discontinued operations, net of tax	(288)	(31)
Net income	1,244	115
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	2,201	2,213
Depreciation and amortization, net	316	381
Net gains on sales of securities available for sale	(108)	(52)
Net gains on deconsolidation	(177)	0
Loans held for sale:
Transfers in and originations	(450)	(815)
Losses on sales	1	0
Proceeds from sales	488	794
Stock plan compensation expense	87	58
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
Increase in interest receivable	(144)	(123)
(Increase) decrease in accounts receivable from securitizations(1)	(61)	965
Decrease in other assets(1)	1,647	471
Increase (decrease) in interest payable	34	(16)
Decrease in other liabilities(1)	(286)	(1,126)
Net cash provided by (used in) operating activities attributable to discontinued operations	19	(9)
Net cash provided by operating activities	4,811	2,856

Investing activities:
Increase in restricted cash for securitization investors(1)	552	157
Purchases of securities available for sale	(14,982)	(11,930)
Proceeds from paydowns and maturities of securities available for sale	6,085	4,414
Proceeds from sales of securities available for sale	9,061	3,057
Proceeds from securitizations of loans	0	7,050
Proceeds from sale of interest-only bonds	57	0
Net (increase) decrease in loans held for investment (1)	5,023	(565)
Principal recoveries of loans previously charged off	826	402
Additions of premises and equipment	(150)	(178)
Net cash provided by companies acquired	0	778
Net cash provided by investing activities	6,472	3,185
Financing activities:
Net increase (decrease) in deposits	1,522	(5,453)
Net decrease in other borrowings(1)	(16,225)	(2,613)
Maturities of senior notes	0	(418)
Redemptions of acquired company debt and noncontrolling interest	0	(465)
Issuance of senior and subordinated notes and junior subordinated debentures	0	2,500
Purchases of treasury stock	(20)	(3)
Dividends paid on common stock	(46)	(168)
Dividends paid on preferred stock	0	(105)
Net proceeds from issuances of common stock	15	1,524
Net payments from redemption of preferred stock and warrants	0	(3,555)
Proceeds from share-based payment activities	4	(2)
Net cash used in financing activities attributable to discontinued operations	(19)	(3)
Net cash used in financing activities	(14,769)	(8,761)
Net decrease in cash and cash equivalents	(3,486)	(2,720)
Cash and cash equivalents at beginning of the period	8,685	7,492
Cash and cash equivalents at end of the period	$5,199	$4,772
Supplemental cash flow information:
Non-cash items:
Cumulative effect from adoption of new consolidation accounting standards	$2,971
_________
(1) Excludes the initial impact of adoption of the new consolidation standards on January 1, 2010.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Capital One Financial Corporation (the “Company”) is a diversified financial services company with banking and non-banking subsidiaries that market a variety of financial products and services. Our principal subsidiaries include:

•	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

•	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

Our revenues are primarily driven by lending to consumers and commercial customers, by deposit-taking activities which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses, and income taxes.

The Company and its subsidiaries are hereafter collectively referred to as “We”, “Us” or “Our.” CONA and COBNA are hereafter collectively referred to as the “Banks.”

On February 27, 2009, we acquired Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) for $476 million comprised of cash of $445 million and 3 million shares of common stock valued at $31 million. Chevy Chase Bank has the largest retail branch presence in the Washington D.C. region. On July 30, 2009, we merged Chevy Chase Bank with and into CONA.

We report the results of our business through three operating segments: Credit Card, Consumer Banking and Commercial Banking.

Credit Card: Consists of our domestic consumer and small business card lending, domestic small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer mortgage lending and servicing activities.

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small ticket commercial real-estate loans that are in run-off mode.

Chevy Chase Bank’s operations are included in the Commercial Banking and Consumer Banking segments beginning in the second quarter of 2009 but remained in the Other category for the first quarter due to the short duration since acquisition. The Other category includes GreenPoint originated consumer mortgages originated for sale but held for investment since originations were suspended in 2007, the results of corporate treasury activities, including asset-liability management and the investment portfolio, the net impact of transfer pricing, brokered deposits, certain unallocated expenses, gains/losses related to the securitization of assets, and restructuring charges related to our cost initiative and to the Chevy Chase Bank acquisition.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (“2009 Form 10-K”).

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

The consolidated financial statements include the accounts in which we have a controlling financial interest. Investments in unconsolidated entities where we have the ability to exercise significant influence over the operations of the investee are accounted for using the equity method of accounting. This includes interests in variable interest entities (“VIEs”) where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other non-interest income. All significant intercompany balances and transactions have been eliminated.

Certain prior period amounts have been revised to conform to current presentation. All amounts in the following notes, excluding per share data, are presented in millions unless noted otherwise.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which is intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  In addition, ASU 2010-20 aims to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  This ASU is effective for our interim and annual reporting periods ending after December 15, 2010, except for certain disclosures related to activity occurring during a reporting period which will be effective for interim and annual reporting periods beginning after December 15, 2010.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset which states that loans acquired with deteriorated credit quality, which are accounted for within pools, and are modified will not trigger the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The ASU allows an entity to make a one-time election to terminate its accounting for loans as a pool under Loans and Debt Securities Acquired with Deteriorated Credit Quality .  The ASU is effective for our first fiscal quarter ending on or after July 15, 2010, and is to be applied prospectively.  This ASU will not have an impact on our accounting or disclosures regarding our acquired loan portfolio.

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, which addresses application of the embedded derivative scope exception in Derivatives and Hedging. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of ASU 2010-11 to have a material impact on consolidated earnings or financial position of us.

Significant Accounting Policies

Except for accounting policies that have been modified or recently adopted as described below, there have been no significant changes to our accounting policies as disclosed in the 2009 Form 10-K.

Special Purpose Entities and Variable Interest Entities

In June 2009, the FASB issued new guidance on Accounting for Transfers of Financial Assets and Consolidations which was effective for periods starting as of January 1, 2010.

The new accounting consolidation guidance, which removed the concept of a QSPE, resulted in the consolidation of our credit card trusts, one installment loan trust and certain mortgage trusts. We were considered to be the primary beneficiary of these trusts due to the combination of power over the activities that most significantly impact the economic performance of the trusts through the right to service the securitized loans and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts through its retained interests. The assets and liabilities of the credit card and installment loan trusts were consolidated on our balance sheet at their carrying values and the assets and liabilities of the mortgage trusts were consolidated at their unpaid principal balances using the practicable expedient provisions permitted upon adoption.

The table below reflects the financial impacts as of January 1, 2010.

(Dollars in millions)	Ending balance sheet December 31, 2009	VIE Consolidation Impact		Opening Balance sheet January 1, 2010
Assets:
Cash and cash equivalents	$8,685	$3,998		$12,683
Loans held for investment	90,619	47,565		138,184
Less: Allowance for loan and lease losses	(4,127)	(4,264	)(1)	(8,391)
Net loans held for investment	86,492	43,301		129,793
Accounts receivable from securitizations	7,629	(7,463)		166
Other assets	66,840	2,029		68,869
Total assets	$169,646	$41,865		$211,511

Liabilities:
Securitized debt obligations	$3,954	$44,346		$48,300
Other liabilities	139,103	458		139,561
Total liabilities	143,057	44,804		187,861
Stockholders’ Equity:	26,589	(2,939	)(1)	23,650
	$169,646	$41,865		$211,511

(1) An adjustment for $34 million to retained earnings and the allowance for loan and lease losses was made in the second quarter for the impact of impairment on consolidated loans accounted for as troubled debt restructurings.  These adjustments are not reflected in the above table.

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

After the adoption of the new consolidation guidance, the Consolidated Statements of Income no longer reflects securitization and servicing income related to the consolidated securitized loans receivable, but instead reports interest income, provision expense and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trusts to third party investors. Amounts are recorded in the same categories as non-securitized loan receivables and corporate debt. Additionally, we treat securitized loans as secured borrowings and no longer record initial gains on new securitization activity unless the transfer qualifies for sale accounting and achieves deconsolidation under the new guidance.

On January 21, 2010, the OCC and the Federal Reserve announced a final rule regarding capital requirements related to the adoption of new consolidation guidance which requires additional capital in relation to our consolidated assets and any associated creation of loan loss reserves to be held. The rule allows for two quarter deferral in implementing the capital requirements with a phase out of the deferral beginning in the third quarter of 2010 and ending in the first quarter of 2011. We are utilizing this available deferral and the capital ratios reflect this treatment.

We recorded a $2.9 billion cumulative effect adjustment in stockholders’ equity from adoption of the new consolidation accounting standards. The table below summarizes the impact on certain of our regulatory capital ratios related to the adoption of new standards on January 1, 2010:

	January 1, 2010	December 31, 2009	Difference
Tier 1 Capital	9.93%	13.75%	(3.82)%
Total Capital	17.58%	17.70%	(0.12)%
Tier 1 Leverage	5.84%	10.28%	(4.44)%

NOTE 2—LOANS ACQUIRED IN A TRANSFER

In connection with the acquisition of Chevy Chase Bank on February 27, 2009, we acquired loans with a contractual outstanding unpaid principal and interest balance at acquisition of $15.4 billion.  We recorded these loans on our consolidated balance sheet at estimated fair value at the date of acquisition of $9.0 billion.  We concluded that the substantial majority of the loans we acquired from Chevy Chase Bank were purchased credit-impaired loans. Purchased-credit impaired loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that we will be unable to collect all contractually required payments.  The Chevy Chase Bank loans that we concluded were credit impaired had a contractual outstanding unpaid principal and interest balance at acquisition of $12.0 billion and an estimated fair value of $6.3 billion.  These loans consisted of Chevy Chase Bank’s entire portfolio of option-adjustable rate mortgage loans, hybrid adjustable-rate mortgage loans and construction-to-permanent mortgage loans.  We also concluded that Chevy Chase Bank’s portfolio of commercial loans, auto loans, fixed-mortgage loans, home equity loans and other consumer loans included segments of purchased credit-impaired loans.

Initial Fair Value and Accretable Yield of Acquired Loans

At acquisition, we estimated the cash flows we expected to collect on these loans. Under the accounting guidance for the purchase of credit-impaired loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on our consolidated balance sheet.  The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, using the effective yield method.  The table below displays the contractually required principal and interest, cash flows expected to be collected and fair value at acquisition related to the Chevy Chase Bank loans we acquired.  The table also displays the nonaccretable difference and the accretable yield at acquisition.

	At Acquisition on February 27, 2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non-Impaired Loans
Contractually required principal and interest at acquisition	$15,387	$12,039	$3,348
Less: Nonaccretable difference (expected principal losses of $2,207 and foregone interest of $1,820) (1)	(4,027)	(3,851)	(176)
Cash flows expected to be collected at acquisition(2)	$11,360	8,188	3,172
Less: Accretable yield	(2,360)	(1,861)	(499)
Fair value of loans acquired(3)	$9,000	$6,327	$2,673
____________
(1)
Expected principal losses and foregone interest on purchased credit-impaired loans at acquisition totaled $2.1 billion and $1.8 billion, respectively. Expected principal losses and foregone interest on non-impaired loans at acquisition totaled $154 million and $23 million, respectively.

(2)	Represents undiscounted expected principal and interest cash flows at acquisition.
(3)
A portion of the loans acquired in connection with the Chevy Chase Bank acquisition was classified as held for sale.  These loans, which had an estimated fair value at acquisition of $235 million, are not included in the above tables.

Outstanding Balance and Carrying Value of Acquired Loans

The table below displays the outstanding contractual balance and the carrying value of the Chevy Chase Bank acquired loans as of June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non-Impaired Loans	Total Acquired Loans	Purchased Credit-Impaired Loans	Non-Impaired Loans
Contractual balance	$8,189	$6,263	$1,926	$9,264	$7,114	$2,150

Carrying value	$6,381	$4,579	$1,802	$7,251	$5,256	$1,995

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses.  During the three and six months ended June 30, 2010, we recorded allowance related to these loans of $5 million.

The following table shows changes in the accretable yield related to the acquired Chevy Chase Bank loans.

(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2008	$0	$0	$0
Additions from new acquisitions	2,360	1,861	499
Accretion recognized in earnings	(293)	(210)	(83)
Accretable yield as of December 31, 2009	2,067	1,651	416
Accretion recognized in earnings	(200)	(144)	(56)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	214	214	0
Accretable yield as of June 30, 2010	$2,081	$1,721	$360
____________
(1)	Represents the change in expected cash flows due to improved credit performance.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations for GreenPoint and its wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”). GreenPoint was acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the results of continuing operations for the three months and six months ended June 30, 2010 and 2009. We have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations includes an expense of $309 million and $433 million, for the three months and six months ended June 30, 2010, respectively, and an expense of zero and $26 million, for the three months and six months ended June 30, 2009, respectively, recorded in non-interest expense, primarily for representations and warranties provided on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net interest income (expense)	$0	$0	$(1)	$0
Non-interest income (expense)	(316)	(9)	(445)	(48)
Income tax benefit	(112)	(3)	(158)	(17)
Loss from discontinued operations, net of taxes	$(204)	$(6)	$(288)	$(31)

The mortgage origination operations of our wholesale mortgage banking unit had assets of approximately $4 million and $24 million as of June 30, 2010 and December 31, 2009, respectively, consisting of mortgage loans held for sale and other related assets. The related liabilities consisted of obligations to fund these assets and obligations for representations and warranties that we provided on loans previously sold to third parties.

NOTE 4—BUSINESS SEGMENTS

We report the results of our business through three operating segments: Credit Card, Commercial Banking and Consumer Banking.

Credit Card: Consists of domestic consumer and small business card lending, domestic small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

Commercial Banking: Consists of lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small ticket commercial real-estate loans that are in run-off mode.

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer mortgage lending and servicing activities.

We maintain the books and records on a legal entity basis for the preparation of financial statements in conformity with GAAP. The following tables present information prepared from our internal management information systems, which is maintained based on managed financial statement view and on a line of business level through allocations from the consolidated financial results. Effective January 1, 2010, we adopted two new accounting standards that resulted in the consolidation of the majority of our credit card securitization trusts. Because of the January 1, 2010, adoption of the new consolidation accounting standards, our consolidated reported results subsequent to January 1, 2010 will be comparable to our consolidated results on a “managed” basis (except for the larger allowance for loan and lease losses). However, the total segment results differ from our reported consolidated results because our segment results include the loans underlying one of our installment loan securitization trusts that remains unconsolidated. The outstanding balance of the loans in this off-balance sheet trust that are reflected in the segment results was $115 million as of June 30, 2010.

The following tables present certain information regarding our continuing operations by segment:

(Dollars in millions)	Three Months Ended June 30, 2010
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment (1)	Total Reported
Net interest income (expense)	$1,977	$319	$935	$(132)	$3,099	$(2)	$3,097
Non-interest income (expense)	659	60	162	(74)	807	0	807
Total revenues	2,636	379	1,097	(206)	3,906	(2)	3,904
Provision (benefit) for loan and lease losses	765	62	(112)	10	725	(2)	723
Core deposit intangible amortization	0	14	36	0	50	0	50
Other non-interest expense	1,002	184	699	65	1,950	0	1,950
Income tax provision (benefit)	301	42	169	(143)	369	0	369
Net income (loss) from continuing operations net of tax	$568	$77	$305	$(138)	$812	$0	$812

	Three Months Ended June 30, 2009
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment (2)	Total Reported
Net interest income (expense)	$1,797	$279	$826	$55	$2,957	$(1,012)	$1,945
Non-interest income (expense)	898	49	226	17	1,190	42	1,232
Total revenues	2,695	328	1,052	72	4,147	(970)	3,177
Provision for loan and lease losses	1,520	122	202	60	1,904	(970)	934
Restructuring expense(3)	0	0	0	43	43	0	43
Core deposit intangible amortization	0	10	47	0	57	0	57
Other non-interest expense	910	146	678	88	1,822	0	1,822
Income tax provision (benefit)	92	17	44	(61)	92	0	92
Net income (loss) from continuing operations net of tax	$173	$33	$81	$(58)	$229	$0	$229

(1)
Income statement adjustments for the three months ended June 30, 2010 reclassify the finance charge of $3 million, and interest expense of $1 million; from non –interest income to net interest income. Net charge-offs of $2 million are reclassified from non-interest income to provision for loan losses.

(2)
Income statement adjustments for the three months ended June 30, 2009 reclassify the finance charge of $1.2 billion, past due fees of $165 million, other interest income of $(39) million and interest expense of $268 million; from non – interest income to net interest income. Net charge-offs of $1 billion are reclassified from non-interest income to provision for loan losses.

(3)	We completed the 2007 restructuring initiative during 2009.

(Dollars in millions)	Six Months Ended June 30, 2010
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment (1)	Total Reported
Net interest income(expense)	$4,090	$631	$1,831	$(223)	$6,329	$(4)	$6,325
Non-interest income (expense)	1,377	102	478	(88)	1,869	(1)	1,868
Total revenues	5,467	733	2,309	(311)	8,198	(5)	8,193
Provision (benefit) for loan and lease losses	1,940	300	(62)	28	2,206	(5)	2,201
Core deposit intangible amortization	0	28	74	0	102	0	102
Other non-interest expense	1,916	362	1,349	118	3,745	0	3,745
Income tax provision (benefit)	554	15	338	(294)	613	0	613
Net income (loss) from continuing operations net of tax	$1,057	$28	$610	$(163)	$1,532	$0	$1,532

	Six Months Ended June 30, 2009
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment (2)	Total Reported
Net interest income (expense)	$3,489	$524	$1,550	$144	$5,707	$(1,969)	$3,738
Non-interest income (expense)	1,883	90	389	(187)	2,175	147	2,322
Total revenues	5,372	614	1,939	(43)	7,882	(1,822)	6,060
Provision for loan and lease losses	3,203	240	470	122	4,035	(1,822)	2,213
Restructuring expense(3)	0	0	0	61	61	0	61
Core deposit intangible amortization	0	19	83	0	102	0	102
Other non-interest expense	1,898	278	1,222	106	3,504	0	3,504
Income tax provision (benefit)	95	27	57	(145)	34	0	34
Net income (loss) from continuing operations net of tax	$176	$50	$107	$(187)	$146	$0	$146

	As of June 30, 2010
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment	Total Reported
Loans held for investment	$61,897	$29,575	$35,313	$470	$127,255	$(115)	$127,140
Total deposits	$0	$21,527	$77,407	$18,397	$117,331	$0	$117,331

	As of December 31, 2009
Total Company	Credit Card	Commercial Banking	Consumer Banking	Other	Total Managed	Securitization Adjustment	Total Reported
Loans held for investment	$68,524	$29,613	$38,214	$452	$136,803	$(46,184)	$90,619
Total deposits	$0	$20,480	$74,145	$21,184	$115,809	$0	$115,809

(1)
Income statement adjustments for the six months ended June 30, 2010 reclassify the finance charge of $7 million, and interest expense of $3 million; from non –interest income to net interest income. Net charge-offs of $5 million are reclassified from non-interest income to provision for loan losses.

(2)
Income statement adjustments for the six months ended June 30, 2009 reclassify the finance charge of $2.2 billion, past due fees of $366 million, other interest income of $(72) million and interest expense of $551 million; from non–interest income to net interest income. Net charge-offs of $1.8 billion are reclassified from non-interest income to provision for loan losses.

(3)	We completed the 2007 restructuring initiative during 2009.

Significant Segment Adjustments That Affect Comparability

On February 27, 2009, we acquired Chevy Chase Bank, which was included within the Other category during the first quarter of 2009 due to the short duration from the date of acquisition.

During the second quarter of 2009, we elected to convert and sell 404,508 shares of MasterCard class B common stock, which resulted in a gain of $66 million that is included in non-interest income within the Other category.

Our total segment results differ from its reported consolidated results because our segment results include the loans underlying one of our securitization trusts that remain unconsolidated after the adoption of the new consolidation accounting standards. See “Note 1 – Summary of Significant Accounting Policies” for additional discussion regarding these new standards.

During the first quarter of 2010, we deconsolidated certain mortgage trusts which resulted in an increase to non-interest income for Consumer Banking of $128 million.

During the second and first quarters of 2010, we recorded charges of $404 million and $224 million, respectively, related to representation and warranty matters, of which $309 million and $124 million is included in discontinued operations, respectively, and the remainder is included in non-interest income within the Other category.

NOTE 5—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $39.4 billion and $38.9 billion, as of June 30, 2010 and December 31, 2009, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage related securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans, and home equity lines of credit; municipal securities and limited Community Reinvestment Act (“CRA”) equity securities.  Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored entities or agencies.  Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 72% of our total investment securities portfolio as of June 30, 2010, compared with 75% as of December 31, 2009.

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available for sale as of June 30, 2010, and reported in our consolidated balance sheet at fair value.  The following tables present the amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses, by major security type, for our investment securities as of June 30, 2010 and December 31, 2009.  The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).  We had negative amortization mortgage related securities related to retained securitizations that were classified as held to maturity as of December 31, 2009. We did not have any securities classified as trading as of the periods presented.

	June 30, 2010
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses-OTTI(1)	Gross Unrealized Losses-Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$376	$15	$0	$0	$0	$391
U.S. Agency debt obligations(3)	379	20	0	0	0	399
Collateralized mortgage obligations (“CMOs”):
Agency(4)	13,429	478	0	(4)	(4)	13,903
Non-agency	1,293	0	(64)	(81)	(145)	1,148
Total CMOs	14,722	478	(64)	(85)	(149)	15,051
Mortgage-backed securities (“MBS”):
Agency(4)	12,599	566	0	(11)	(11)	13,154
Non-agency	873	0	(56)	(34)	(90)	783
Total MBS	13,472	566	(56)	(45)	(101)	13,937
Asset-backed securities(5)	9,036	146	0	(7)	(7)	9,175
Other(6)	415	60	0	(4)	(4)	471
Total securities available for sale	$38,400	$1,285	$(120)	$(141)	$(261)	$39,424
Securities held to maturity:
Total securities held to maturity(7)	$0	$0	$0	$0	$0	$0

	December 31, 2009
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses-OTTI(1)	Gross Unrealized Losses-Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$379	$13	$0	$0	$0	$392
U.S. Agency debt obligations(3)	455	22	0	0	0	477
CMO:
Agency(4)	8,174	173	0	(47)	(47)	8,300
Non-agency	1,608	0	(96)	(174)	(270)	1,338
Total CMOs	9,782	173	(96)	(221)	(317)	9,638
MBS:
Agency(4)	19,429	466	0	(37)	(37)	19,858
Non-agency	1,011	0	(85)	(100)	(185)	826
Total MBS	20,440	466	(85)	(137)	(222)	20,684
Asset-backed securities(5)	7,043	154	0	(5)	(5)	7,192
Other securities(6)	440	12	0	(5)	(5)	447
Total securities available for sale	$38,539	$840	$(181)	$(368)	$(549)	$38,830
Securities held to maturity:
Total securities held to maturity(7)	$80	$0	$0	$0	$0	$80

____________
(1)	Represents the amount of cumulative non-credit OTTI losses recorded in AOCI on securities that also had credit impairments. These losses are included in total gross unrealized losses.

(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI impairment.

(3)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $151 million and $227 million, respectively, and fair values of $157 million and $241 million, respectively, as of June 30, 2010.

(4)
Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized costs of $14.3 billion, $6.3 billion and $2.2 billion, respectively, and fair values of $14.8 billion, $6.5 billion and $2.3 billion, respectively, as of June 30, 2010. The book value of the Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of June 30, 2010.

(5)
Consists of securities collateralized by credit card loans, auto loans, auto dealer floor plan inventory loans, equipment loans, and home equity lines of credit.  The distribution among these asset types was approximately 77.2% credit card loans, 6.6% auto loans, 10.1% student loans, 4.3% auto dealer floor plan inventory loans, 1.6% equipment loans, and 0.2% home equity lines of credit as of June 30, 2010.  In comparison, the distribution was approximately 76.3% credit card loans, 14.0% auto loans, 6.9% student loans, 1.7% auto dealer floor plan inventory loans, 0.8% equipment loans and 0.3% home equity lines of credit as of December 31, 2009.  Approximately 89.2% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2010, compared with 84.2% as of December 31, 2009.

(6)	Consists of municipal securities and equity investments, primarily related to CRA activities.

(7)	Consists of negative amortization mortgage-backed securities.

The fair value of our investment securities portfolio increased to $39.4 billion as of June 30, 2010, from $38.9 billion as of December 31, 2009.  This increase was primarily driven by a tightening of credit spreads, attributable to the improvement in credit performance and increased liquidity, and lower interest rates during the first six months of 2010, which resulted in unrealized gains on our agency securities and a reduction in the unrealized losses on our non-agency securities.

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	0	0	0	0	0	0
CMO:
Agency(2)	470	(2)	507	(2)	977	(4)
Non-agency	4	0	1,139	(145)	1,143	(145)
Total CMOs	474	(2)	1,646	(147)	2,120	(149)
MBS:
Agency(2)	29	0	229	(11)	258	(11)
Non-agency	31	0	743	(90)	774	(90)
Total MBS	60	0	972	(101)	1,032	(101)
Asset-backed securities	1,015	(3)	42	(4)	1,057	(7)
Other	176	(1)	102	(3)	278	(4)
Total securities available for sale in a gross unrealized loss position	$1,725	$(6)	$2,762	$(255)	$4,487	$(261)
	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	27	0	0	0	27	0
CMO:
Agency(2)	2,188	(38)	689	(9)	2,877	(47)
Non-agency	3	(1)	1,313	(269)	1,316	(270)
Total CMOs	2,191	(39)	2,002	(278)	4,193	(317)
MBS:
Agency(2)	2,520	(30)	325	(7)	2,845	(37)
Non-agency	0	0	810	(185)	810	(185)
Total MBS	2,520	(30)	1,135	(192)	3,655	(222)
Asset-backed securities	490	(1)	56	(4)	546	(5)
Other	30	0	115	(5)	145	(5)
Total securities available for sale in a gross unrealized loss position	$5,258	$(70)	$3,308	$(479)	$8,566	$(549)
____________
(1)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(2)	Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities of $261 million as of June 30, 2010 relate to approximately 223 individual securities.  Our investments in non-agency CMOs, non-agency residential MBS and asset-backed securities accounted for $242 million, or 93% of total gross unrealized losses as of June 30, 2010.  Of the $261 million gross unrealized losses as of June 30, 2010, $255 million related to securities that had been in a loss position for more than 12 months.  As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other than temporary.  Based on our assessments, we have recorded other-than-temporary impairment for a portion of our non-agency CMO, non-agency residential MBS and asset-backed securities, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2010.

	June 30, 2010
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$483	$489
Due after 1 year through 5 years	7,653	7,807
Due after 5 years through 10 years	1,995	2,043
Due after 10 years(1)	28,269	29,085
Total	$38,400	$39,424
____________
(1)	Investments with no stated maturities are included with contractual maturities due after 10 years.

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.  The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of June 30, 2010.  Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	June 30, 2010
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
Fair value of securities available for sale:
U.S. Treasury debt obligations	$70	0.81%	$321	2.80%	$0	0%	$0	0%	$391	2.44%
Agency debt obligations(1)	191	4.67	180	4.52	28	3.29	0	0	399	4.49
CMO:
Agency(2)	313	5.26	7,923	4.66	5,645	4.46	22	4.64	13,903	4.59
Non-agency	223	5.23	863	5.73	57	8.51	5	6.58	1,148	5.76
Total CMOs	536	5.25	8,786	4.77	5,702	4.50	27	5.00	15,051	4.68
MBS:
Agency(2)	38	5.24	8,325	4.56	4,791	5.17	0	0	13,154	4.78
Non-agency	33	5.87	679	5.96	71	5.95	0	0	783	5.96
Total MBS	71	5.53	9,004	4.67	4,862	5.18	0	0	13,937	4.85
Asset-backed securities	2,419	3.52	6,512	3.35	244	4.79	0	0	9,175	3.43
Other	151	3.12	112	4.21	41	4.53	167	4.57	471	4.04
Total securities available for sale	$3,438	3.81%	$24,915	4.33%	$10,877	4.81%	$194	4.65%	$39,424	4.42%
___________

(1)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(2)	Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Credit Ratings

Approximately 92% and 90% of our total investment securities portfolio was rated AAA or its equivalent as of June 30, 2010 and December 31, 2009, respectively, while approximately 5% were below investment grade as of June 30, 2010 and December 31, 2009. All of our agency securities were rated AAA as of June 30, 2010 and December 31, 2009. The table below presents information on the credit ratings of our non-agency CMOs, non-agency MBS and asset-backed securities, which account for the substantial majority of the unrealized losses related to our investment securities portfolio as of June 30, 2010 and December 31, 2009.

	June 30, 2010				December 31, 2009
(Dollars in millions)	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency CMOs	3%	1%	14%	85%	4%	2%	24%	74%
Non-agency MBS	2%	4%	2%	94%	3%	4%	7%	89%
Asset-backed securities	24%	89%	11%	0%	18%	84%	16%	0%
____________
(1)	Calculated based on the amortized cost of the major security type presented divided by the amortized cost of our total investment securities portfolio as of the end of each period.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position at least quarterly, and more often as market conditions require, to assess whether the impairment is other than temporary.  Our other-than-temporary impairment (“OTTI”) assessment is a subjective process requiring the use of judgments and assumptions.  Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral, and current market conditions.

Effective April 1, 2009, we adopted new accounting guidance that changed our method for assessing, measuring and recognizing other-than-temporary impairment. Under this guidance, if we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings.  If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of other-than-temporary impairment in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in AOCI.  We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield.  The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.  Prior to the adoption of this new accounting guidance, the entire unrealized loss amount related to a security that was determined to be other-than-temporarily impaired was recognized in earnings.  We provide additional information on this change in accounting and our assessment of other-than-temporary impairment in our 2009 Form 10-K under “Note 1—Significant Accounting Policies.”

For the three and six month periods ended June 30, 2010, we recorded $26 million and $52 million of credit related OTTI losses in earnings.  The cumulative non credit related OTTI losses on these securities at June 30, 2010 was $120 million and is included in AOCI.  We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools.  These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities.  Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates.  Assumptions used can vary widely from loan to loan and are influenced by factors such as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.

We believe the remaining gross unrealized losses related to all other securities of $141 million as of June 30, 2010 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads, and therefore, we do not expect to incur any credit losses related to these securities.  In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost.  Accordingly, we have concluded that the impairment on these securities is not other than temporary.

The table below presents activity for the three and six months ended June 30, 2010 and 2009 related to credit losses on debt securities recognized in earnings for which a portion of the other-than-temporary impairment, the non-credit component, was recorded in AOCI.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Beginning balance of credit losses	$34	$0	$32	$0
Additions for the credit component of OTTI on debt securities for which OTTI losses were not previously recognized	2	10	3	10
Additions for the credit component of OTTI on debt securities for which OTTI losses were previously recognized	7	0	14	0
Reductions for securities for which the non-credit component previously recorded in AOCI comprehensive income was recognized in earnings because of our intent to sell the securities(1)	(2)	0	(8)	0
Ending balance of credit losses	$41	$10	$41	$10

(1)
During the three and six months ended June 30, 2010, we recognized $17 million and $35 million of other-than-temporary impairment losses on securities for which no portion of the other-than-temporary impairment losses remained in AOCI.

AOCI, Net of Taxes, Related to Securities Available for Sale

The table below presents the changes in AOCI, net of taxes, related to our available-for-sale securities.  The net unrealized holding gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax during the period. The net reclassification adjustment for net realized losses (gains) represent the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of an available-for-sale security or the recognition of an impairment loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Beginning balance AOCI related to securities available for sale, net of tax(1)	$333	$376	$186	$725
Net unrealized holding gains (losses), net of tax(2)	337	(181)	509	(536)
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	4	8	(21)	14
Ending balance AOCI related to securities available for sale, net of tax	$674	$203	$674	$203

(1)
Net of tax benefit (expense) of $(183) million and (207) million for the three months ended June 30, 2010 and 2009, respectively, and $(102) million and $(399) million for the six months ended June 30, 2010 and 2009, respectively.

(2)
Net of tax benefit (expense) of $(185) million and $100 million for the three months ended June 30, 2010 and 2009, respectively, and $(280) million and $295 million for the six months ended June 30, 2010 and 2009, respectively.

(3)
Net of tax benefit (expense) of $2 million and $4 million for the three months ended June 30, 2010 and 2009, respectively, and ($11) million and $8 million for the six months ended June 30, 2010 and 2009, respectively.

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and call of available-for-sale securities recognized in earnings for the three and six months ended June 30, 2010 and 2009. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to other-than-temporary impairment.  We also present the proceeds from the sale of available-for-sale investment securities for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Gross realized investment gains	$14	$51	$108	$53
Gross realized investment losses	(0)	0	(0)	(1)
Net realized gains (losses)	$14	$51	$108	$52
Total proceeds from sales	$1,632	$2,317	$9,061	$3,057

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank.  We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We had securities pledged with a fair value of $10.6 billion and $11.9 billion at June 30, 2010 and at December 31, 2009, respectively.  We did not pledge any securities where the secured party had the right to sell or repledge the collateral as of these respective dates.

NOTE 6—LOANS HELD FOR INVESTMENT, ALLOWANCE FOR LOAN AND LEASE LOSSES AND UNFUNDED LENDING COMMITMENTS, LOAN MODIFICATIONS AND RESTRUCTURINGS

The composition of the loans held for investment portfolio (including loans restricted for securitization investors) was as follows:

(Dollars in millions)	June 30, 2010	December 31, 2009
Credit Card business:
Domestic credit card loans	$49,625	$13,374
International credit card loans	7,249	2,229
Total credit card loans	56,874	15,603
Domestic installment loans	4,888	6,693
International installment loans	20	44
Total installment loans	4,908	6,737
Total credit card	61,782	22,340
Consumer Banking business:
Automobile	17,221	18,186
Mortgage	13,322	14,893
Other retail	4,770	5,135
Total consumer banking	35,313	38,214
Total consumer	97,095	60,554
Commercial Banking business:
Commercial and multifamily real estate	13,580	13,843
Middle market	10,203	10,062
Specialty lending	3,815	3,555
Total commercial lending	27,598	27,460
Small-ticket commercial real estate	1,977	2,153
Total commercial banking	29,575	29,613
Other:
Other loans	470	452
Total loans	$127,140	$90,619

Of the $127.1 billion and $90.6 billion in the loans held for investment portfolio, $55.6 billion and $15.5 billion relate to restricted loans for securitization investors as of June 30, 2010 and December 31, 2009, respectively.

Loans totaling approximately $1.7 billion and $853 million, were greater than 90 days past due, are included in our reported loan portfolio as of June 30, 2010 and December 31, 2009, respectively.  With the adoption of the new consolidation standards on January 1, 2010 $1.8 billion of loans greater than 90 days past due were brought back on balance sheet.

As of June 30, 2010 and December 31, 2009, we had $1.3 billion in non-performing loans.

Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses:

	Three Months Ended			Six Months Ended
	June 30 , 2010		June 30, 2009	June 30, 2010		June 30, 2009
Balance at beginning of year	$7,752		$4,648	$4,127		$4,524
Impact of consolidation of securitization trusts	53	(1)	0	4,316	(1)	0
Adjusted balance at the beginning of the period	7,805		4,648	8,443		4,524
Provision for loan and lease losses	723		934	2,201		2,213
Other	(12)		17	(110)		0
Charge-offs	(2,142	)(2)	(1,326)	(4,561	)(2)	(2,649)
Principal recoveries	425	(2)	209	826	(2)	394
Net charge-offs	(1,717)		(1,117)	(3,735)		(2,255)
Balance at June 30	$6,799		$4,482	$6,799		$4,482

(1)	Represents an adjustment made in the second quarter for the impact of impairment on loans consolidated as of January 1, 2010 accounted for as troubled debt restructurings.
(2)	Includes charge-offs and recoveries for newly consolidated loans related to trusts previously accounted for as off-balance sheet arrangements.

Our acquired loans from the Chevy Chase Bank acquisition were initially recorded at fair value and no separate allowance for loan and lease losses is recorded for these loans as long as the loans perform as initially expected. Charge-offs of $82 million and $165 million at June 30, 2010 and 2009, respectively, were applied against the non-accretable difference established at acquisition. See “Note 2- Loans Acquired in a Transfer” for a more detailed discussion.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities.

As of June 30, 2010 and December 31, 2009, we had $153.2 billion and $154.9 billion, respectively, of unused credit card lines. While this amount represented the total unused available credit card lines, we have not experienced, and do not anticipate, that all of our customers will exercise their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements. We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $12.7 billion and $12.0 billion as of June 30, 2010 and December 31, 2009, respectively. A reserve of $120 million and $119 million has been established as of June 30, 2010 and December 31, 2009, respectively.

Loan Modifications and Restructurings

As part of our loss mitigation effort, we may provide modifications to a borrower experiencing financial difficulty to improve long-term loan performance and collectability. Our modifications typically result in a reduction in the borrower’s initial monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. In some cases, we may curtail the amount of principal owed by the borrower. A troubled debt restructuring is a form of loan modification in which an economic concession is granted to a borrower experiencing financial difficulty. Other modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.

Impaired Loans

Impaired loans include loans which have been placed in nonaccrual status based on management’s view that it is probable that we will be unable to collect all contractual principal and interest or the loan has been modified in a troubled debt restructuring.  Our policies for classifying loans as nonperforming and placing them on nonaccrual status are as follows:

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

We classify restructured loans for which the principal balance of the loan has not been reduced as performing if the borrower complies with the terms of the modified loan and makes payments over several payment cycles in accordance with the modified loan terms.  We generally consider a loan that has been modified in a troubled debt restructuring to be impaired until its maturity regardless of whether the borrower performs under the modified terms.

The following table presents information on our nonperforming loans, which are considered impaired, excluding purchased credit impaired loans.  See “Note 2—Loans Acquired in a Transfer” for a more detailed discussion.

	June 30, 2010			December 31, 2009
(Dollars in millions)	Commercial	Consumer(1)	Total	Commercial	Consumer(1)	Total
Nonperforming loans	$602	$708	$1,310	$702	$507	$1,289
Total allowance for nonperforming loans	88	106	194	94	160	254
____________

(1) As permitted by regulatory guidance issued by the FFIEC, our policy is not to classify credit card loans as nonperforming.  Credit card loans greater than 90-days past due at June 30, 2010 and December 31, 2009 was $1.6 billion and $ 640 million, respectively.  The allowance for loan and lease losses for our credit card loans greater than 90-days past due at June 30, 2010 and December 31, 2009 was $1.1 billion and $451 million, respectively.

The following tables display information about our impaired loans considered to be troubled debt restructurings ("TDRs"), excluding purchased credit-impaired loans, see “Note 2—Loans Acquired in a Transfer” for a more detailed discussion.

	June 30, 2010			December 31, 2009
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
TDR loans:(1)
With an allowance	$17	$833	$850	$1	$238	$239
Without an allowance	64	0	64	41	0	41
Total TDR loans	81	833	914	42	238	280
Allowance for TDR loans	2	392	394	1	65	66
Net investment TDR loans	$79	$441	$520	$41	$173	$214

	Three Months Ended June 30,			Six Months Ended June 30,
	2010			2010
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Average balance of TDR loans	$59	$811	$870	$62	$819	$881
Interest income recognized on TDR loans	$1	$17	$18	$1	$32	$33
____________
(1)	Reflects the recorded investment that are TDR loans.

The loans presented above are consolidated TDRs.  As of June 30, 2010, $34 million and $3 million of the commercial and consumer loans, respectively are considered nonperforming.  At December 31, 2009, $20 million of commercial TDRs were nonperforming.  The remaining loans were on accrual status as of June 30, 2010 and December 31, 2009, respectively.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price).  The fair value accounting rules establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy is based on whether the inputs to the valuation techniques are observable or unobservable.  The use of observable inputs should be maximized.  Each financial asset or liability is assigned to a level based on the lowest level of any input that is significant to its fair value measurement. The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

Under the fair value accounting rules, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and thereafter, with any changes in fair value recorded in current earnings. We have not made any material fair value option elections as of and for the period ended June 30, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2010
	Fair Value Measurements Using (2)			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale
U.S. Treasury and other U.S. Gov’t agency	$391	$399	$0	$790
Collateralized mortgage obligations	0	14,418	633	15,051
Mortgage-backed securities	0	13,509	428	13,937
Asset-backed securities	0	9,043	132	9,175
Other	126	326	19	471
Total securities available for sale	$517	$37,695	$1,212	$39,424
Other assets
Mortgage servicing rights	0	0	137	137
Derivative receivables(1) (2)	21	1,391	51	1,463
Retained interests in securitization	0	0	196	196
Total Assets	$538	$39,086	$1,596	$41,220

Liabilities
Other liabilities
Derivative payables(1)	$5	$525	$47	$577
Total Liabilities	$5	$525	$47	$577

	December 31, 2009
	Fair Value Measurements Using (2)			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale
U.S. Treasury and other U.S. Gov’t agency	$392	$477	$0	$869
Collateralized mortgage obligations	0	8,656	982	9,638
Mortgage-backed securities	0	20,198	486	20,684
Asset-backed securities	0	7,179	13	7,192
Other	73	349	25	447
Total securities available for sale	$465	$36,859	$1,506	$38,830
Other assets
Mortgage servicing rights	0	0	240	240
Derivative receivables(1)(2)	4	625	440	1,069
Retained interests in securitizations	0	0	3,945	3,945
Total Assets	$469	$37,484	$6,131	$44,084

Liabilities
Other liabilities
Derivative payables(1)	$8	$366	$33	$407
Total Liabilities	$8	$366	$33	$407

___________
(1)
We do not offset the fair value of derivative contracts in a loss position against the fair value of contracts in a gain position. We also do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

(2)
The above table does not reflect $20 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2010 and December 31, 2009, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

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

During the second quarter of 2010, we had minimal movements between Levels 1 and 2. In connection with the adoption of the new consolidation accounting standards on January 1, 2010, retained interests in securitizations, which were considered a Level 3 security, were reclassified to loans held for investment when the underlying trusts were consolidated.

Level 3 Instruments Only

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3).

	For the Three Months Ended June 30, 2010
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, March 31, 2010	$1,253	$230	$38	$196	$35
Total realized and unrealized gains (losses):
Included in earnings	0	(47)	12	6	11
Included in other comprehensive income	(28)	0	0	0	0
Purchases, issuances and settlements, net	0	(46)	1	(6)	1
Impact of adoption of consolidation standards	0	0	0	0	0
Transfers in to Level 3(4)	437	0	0	0	0
Transfers out of Level 3 (4)	(450)	0	0	0	0
Balance, June 30, 2010	$1,212	$137	$51	$196	$47
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2010	$0	$(47)	$12	$5	$11

	For the Three Months Ended June 30, 2010
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, March 31, 2010	$0	$774	$371	$83	$25	$1,253
Total realized and unrealized gains (losses):
Included in earnings	0	0	0	0	0	0
Included in other comprehensive income	0	(13)	(14)	(1)	0	(28)
Purchases, issuances and settlements, net	0	0	0	0	0	0
Transfers in to Level 3 (4)	0	172	215	50	0	437
Transfers out of Level 3 (4)	0	(300)	(144)	0	(6)	(450)
Balance, June 30, 2010	$0	$633	$428	$132	$19	$1,212
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2010	$0	$0	$0	$0	$0	$0

	For the Three Months Ended June 30, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, March 31, 2009	$2,311	$259	$654	$2,186	$54
Total realized and unrealized gains (losses):
Included in earnings	0	25	(148)	(117)	(17)
Included in other comprehensive income	(142)	0	0	28	0
Purchases, issuances and settlements, net	(92)	(3)	(554)	1,842	1
Transfers in/(out) of Level 3	(107)	0	589	0	(1)
Balance, June 30, 2009	$1,970	$281	$541	$3,939	$37
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$0	$25	$(148)	$(4)	$(17)

	For the Three Months Ended June 30, 2009
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, March 31, 2009	$0	$1,650	$627	$2	$32	$2,311
Total realized and unrealized gains (losses):
Included in earnings	0	0	0	0	0	0
Included in other comprehensive income	0	(136)	(6)	0	0	(142)
Purchases, issuances and settlements, net	0	(137)	48	0	(3)	(92)
Transfers in to Level 3 (4)	0	0	0	0	0	0
Transfers out of Level 3 (4)	0	(67)	(40)	0	0	(107)
Balance, June 30, 2009……………………	$0	$1,310	$629	$2	$29	$1,970
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$0	$0	$0	$0	$0	$0

	For the Six Months Ended June 30, 2010
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, December 31, 2009	$1,506	$240	$441	$3,945	$33
Total realized and unrealized gains (losses):
Included in earnings	0	(53)	10	9	13
Included in other comprehensive income	(49)	0	0	0	0
Purchases, issuances and settlements, net	61	(50)	1	(7)	1
Impact of adoption of consolidation standards	0	0	(401)	(3,751)	0
Transfers in to Level 3(4)	752	0	0	0	0
Transfers out of Level 3 (4)	(1,058)	0	0	0	0
Balance, June 30, 2010	$1,212	$137	$51	$196	$47
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2010	$0	$(53)	$10	$8	$13

	For the Six Months Ended June 30, 2010
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, December 31, 2009	$0	$982	$486	$13	$25	$1,506
Total realized and unrealized gains (losses):
Included in earnings	0	0	0	0	0	0
Included in other comprehensive income	0	(36)	(12)	(1)	0	(49)
Purchases, issuances and settlements, net	0	(9)	0	70	0	61
Transfers in to Level 3 (4)	0	285	417	50	0	752
Transfers out of Level 3 (4)	0	(589)	(463)	0	(6)	(1,058)
Balance, June 30, 2010	$0	$633	$428	$132	$19	$1,212
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2010	$0	$0	$0	$0	$0	$0

	For the Six Months Ended June 30, 2009
	Securities Available for Sale	Mortgage Servicing Rights(1)	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, December 31, 2008	$2,380	$151	$60	$1,470	$61
Total realized and unrealized gains (losses):
Included in earnings	0	27	(154)	(218)	(23)
Included in other comprehensive income	(253)	0	0	51	0
Purchases, issuances and settlements, net	(30)	103	46	2,636	0
Transfers in/(out) of Level 3	(127)	0	589	0	(1)
Balance, June 30, 2009	$1,970	$281	$541	$3,939	$37
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$0	$27	$(154)	$(30)	$(23)

	For the Six Months Ended June 30, 2009
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, December 31, 2008	$0	$1,580	$773	$0	$27	$2,380
Total realized and unrealized gains (losses):
Included in earnings	0	0	0	0	0	0
Included in other comprehensive income	0	(222)	(31)	0	0	(253)
Purchases, issuances and settlements, net	0	(79)	48	(1)	2	(30)
Transfers in to Level 3 (4)	0	31	0	3	0	34
Transfers out of Level 3 (4)	0	0	(161)	0	0	(161)
Balance, June 30, 2009	$0	$1,310	$629	$2	$29	$1,970
Change in unrealized gains (losses) included in earnings related to financial instruments held at June 30, 2009	$0	$0	$0	$0	$0	$0

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
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

(4)
The transfer out of Level 3 for the second quarter of 2010 was driven by a combination of greater consistency amongst multiple pricing sources and the on-going run-off of non-agency MBS. The transfers into Level 3 were driven by the overall tightening in the differences amongst vendor pricing on non-agency MBS, which were caused by individual instances where either the differences amongst vendor pricing were too great or there were an inadequate number of vendors providing pricing for corroboration. This resulted in transfers in a number of securities being moved from Level 2 to Level 3, but the trend has most of the non-agency movement going from Level 3 to Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet at June 30, 2010 and December 31, 2009, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets. Fair value adjustments for loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	June 30, 2010
	Fair Value Measurements Using			Assets at Fair	Total
	Level 1	Level 2	Level 3	Value	Losses
Assets
Loans held for sale	$0	$245	$0	$245	$4
Loans held for investment	0	19	181	200	107
Foreclosed assets(1)	0	238	0	238	20
Other	0	8	0	8	2
Total	$0	$510	$181	$691	$133

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair	Total
	Level 1	Level 2	Level 3	Value	Losses
Assets
Loans held for sale	$0	$266	$0	$266	$16
Loans held for investment	0	39	232	271	115
Foreclosed assets(1)	0	197	0	197	26
Other	0	31	0	31	(4)
Total	$0	$533	$232	$765	$153
___________
(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value(1)
Financial Assets
Cash and cash equivalents	$5,199	$5,199	$8,685	$8,685
Restricted cash for securitization investors	3,446	3,446	501	501
Securities available for sale	39,424	39,424	38,830	38,830
Securities held to maturity	0	0	80	80
Loans held for sale	249	249	268	268
Net loans held for investment	120,341	123,962	86,492	86,158
Interest receivable	1,077	1,077	936	936
Accounts receivable from securitization	206	206	7,128	7,128
Derivatives	1,463	1,463	1,069	1,069
Mortgage servicing rights	137	137	240	240
Financial Liabilities
Non-interest bearing deposits	$14,159	$14,159	$13,439	$13,439
Interest-bearing deposits	103,172	103,637	102,370	102,616
Senior and subordinated notes	9,424	9,922	9,045	9,156
Securitized debt obligations	33,009	33,101	3,954	3,890
Other borrowings	5,585	5,288	8,015	7,833
Interest payable	543	543	509	509
Derivatives	577	577	407	407
___________
(1)	Certain prior period amounts have been revised to conform to current presentation.

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2010 and December 31, 2009. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs into our established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Restricted cash for securitization investors

The carrying amounts of restricted cash for securitization investors approximate their fair value due to their relatively short term nature.

Securities held to maturity

The carrying amounts of securities held to maturity, which consists of negative amortization bonds, approximate fair value. We recorded these securities at fair value on the date of acquisition. Fair value is determined using a discounted cash flow method, a form of the income approach. Discount rates were determined considering market rates at which similar instruments would be sold to third parties.

Securities available for sale

Quoted prices in active markets are used to measure the fair value of U.S. Treasury securities. For other investment categories, we utilize multiple third party pricing services to obtain fair value measures for the large majority of our securities. A pricing service may be considered as the primary pricing provider for certain types of securities, and the designation of the primary pricing provider may vary depending on the type of securities. The determination of the primary pricing provider is based on our experience and validation benchmark of the pricing service’s performance in terms of providing fair value measurement for the various types of securities.

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

We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

As of June 30, 2010, we saw significant improvements in the market value of our portfolio holdings driven by stabilization of the financial markets and reduced risk premiums as compared to 2009. The decrease in the amount of Level 3 securities reflected continued run-off of the securities, the liquidation of our CMBS and MBS securities, and improvement in pricing consistency.

Loans held for sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of June 30, 2010 and December 31, 2009 approximate fair value.

Loans held for investment, net

The fair values of credit card loans, installment loans, auto loans, mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at June 30, 2010 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our credit card and auto portfolios. The most significant discounts to carrying amount were seen in our commercial and mortgage portfolios.

Commercial loans are considered impaired when it is probable that all amounts due in accordance with the contractual terms will not be collected. From time to time, we record nonrecurring fair value adjustments to reflect the fair value of the loan’s collateral. See table within “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” above.

Interest Receivable

The carrying amount approximates the fair value of this asset due to its relatively short-term nature.

Accounts receivable from securitizations

Accounts receivable from securitizations include the interest-only strip, retained notes accrued interest receivable, cash reserve accounts and cash spread accounts for those securitization structures achieving off-balance sheet treatment. Refer to “Note 13 – Securitizations” for discussion regarding the adoption of the new accounting consolidation standards on January 1, 2010. We use a valuation model that calculates the present value of estimated future cash flows. The model incorporates our estimate of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, discount rates including adjustments for liquidity, and contractual interest and fees. Other retained interests related to securitizations are carried at cost, which approximates fair value. The valuation technique for these securities is discussed in more detail in “Note 13—Securitizations”.

Derivative assets

Most of our derivatives are not exchange traded, but instead traded in over the counter markets where quoted market prices are not readily available. The fair value derived for those derivatives using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates are classified as Level 2. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other assets on the balance sheet.

We validate the pricing obtained from the internal models through comparison of pricing to additional sources, including external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. We record MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in “Note 11—Mortgage Servicing Rights”.

Financial liabilities

Interest bearing deposits

The fair value of other interest-bearing deposits was determined based on discounted expected cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Non-interest bearing deposits

The carrying amount approximates fair value.

Senior and subordinated notes

We engage multiple third party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models.

Securitized debt obligations

We utilized multiple third party pricing services to obtain fair value measures for the large majority of our securitized debt obligations.  The techniques used by the pricing services utilize observable market data to the extent available; and pricing models may be used which incorporate available trade, bid and other market information as described in the above section.  We used internal pricing models, discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third party pricing was not provided.

Other borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The decrease in fair value of other borrowings below carrying values at June 30, 2010 was primarily due to interest rate spreads across the industry and the discounts in secondary trading activity exhibited in the junior subordinated borrowings during the second quarter of 2010.

Interest payable

The carrying amount approximates the fair value of this liability due to its relatively short-term nature.

Derivative liabilities

Most of our derivatives are not exchange traded, but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives is derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates are classified as Level 2. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other liabilities on the balance sheet.

We validate the pricing obtained from the internal models through comparison of pricing to additional sources, including external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding at June 30, 2010 and December 31, 2009 that have been issued since January 1, 2003, are $4 million and $3 million, respectively, and was included in other liabilities. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At June 30, 2010 and December 31, 2009 there was no material unrealized appreciation or depreciation on these financial instruments.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance for the quarter ended June 30, 2010 was $13.6 billion; the decrease of $8 million from December 31, 2009 was attributed to foreign currency translation adjustments. Goodwill is allocated to the Company’s Credit Card, Commercial Banking and Consumer Banking segments and is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the quarter ended June 30, 2010.

The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships.

The following table summarizes our intangible assets subject to amortization.

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(816)	$746	7.5 years
Lease intangibles	54	(25)	29	22.2 years
Trust intangibles	11	(5)	6	13.4 years
Other intangibles	35	(22)	13	2.7 years
Total	$1,662	$(868)	$794

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(713)	$849	8.0 years
Lease intangibles	54	(23)	31	22.7 years
Trust intangibles	11	(5)	6	13.9 years
Other intangibles	35	(15)	20	3.2 years
Total	$1,662	$(756)	$906

Intangible assets are amortized on an accelerated basis using the sum of the year's digits methodology over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense for intangibles of $55 million and $52 million, is recorded to non-interest expense for the three months ended June 30, 2010 and June 30, 2009, respectively. The weighted average amortization period for all purchase accounting intangibles is 7.9 years.

The following table summarizes our estimated future amortization expense for intangible assets as of June 30, 2010:

Current Period Amortization Amount
Three months ended June 30, 2010	$55

Estimated Future Amortization Amounts
2010 (remaining six months)	$103
2011	183
2012	151
2013	122
2014	94
2015	67
Thereafter	74
Total	$794

NOTE 9—DEPOSITS AND BORROWINGS

Our customer deposits consist of non-interest bearing and interest-bearing deposits.  Our short-term borrowings, which have an original contractual maturity of one year or less, consist of the federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term debt borrowings with an original contractual maturity of one year or less as of each balance sheet date.  Our long-term debt consists of borrowings with an original contractual maturity of greater than one year.  The table below presents information on our deposits and borrowings as of June 30, 2010 and December 31, 2009.

(Dollars in millions)	June 30, 2010	December 31, 2009
Customer deposits:
Non-interest bearing deposits	$14,159	$13,439
Interest-bearing deposits	103,172	102,370
Total customer deposits	$117,331	$115,809
Securitized debt obligations:
Securitized debt obligations—fixed rate	$9,262	$995
Securitized debt obligations—variable rate	23,747	2,959
Total securitized debt obligations	$33,009	$3,954
Borrowings:
Senior and subordinated notes:
Bank notes—fixed rate	$3,139	$2,997
Corporate debt—fixed rate	6,285	6,048
Total senior and subordinated notes	$9,424	$9,045
Other borrowings:
Junior subordinated borrowings:
Junior subordinated borrowings—fixed rate	$3,631	$3,629
Junior subordinated borrowings—variable rate	11	11
Total junior subordinated borrowings	$3,642	$3,640
FHLB advances:
FHLB advances—fixed rate	$290	$2,309
FHLB advances—variable rate	925	925
Total FHLB advances	$1,215	$3,234
Federal funds purchased and repurchase agreements due 2010	728	1,140
Other borrowings	0	1
Total other borrowings	5,585	8,015
Total debt	$15,009	$17,060

Deposits

Interest-Bearing Deposits

As of June 30, 2010, we had $103.2 billion in interest-bearing deposits of which $7.5 billion represents large denomination certificates of $100,000 or more. As of December 31, 2009, we had $102.4 billion in interest-bearing deposits of which $8.8 billion represents large denomination certificates of $100,000 or more.

Corporation Shelf Registration Statement

As of June 30, 2010, we had an effective shelf registration statement under which we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the Automatic Shelf Registration Statement expires three years after filing and is effective through May 2012.

Securitized Debt Obligations

Upon adoption of the new consolidation guidance on January 1, 2010, we consolidated all of our credit card securitization trusts and all but one installment loan program which resulted in an increase of $44.3 billion in securitized debt obligations. The balance as of June 30, 2010 consists of $30.5 billion in credit card and installment loan securitized debt obligations and $2.5 billion in auto securitized debt obligations.

We issue securitizations in which we transfer pools of credit card receivables, installment loans and auto loans to various trusts. These securitizations are accounted for as secured borrowings at June 30, 2010. Principal payments on the borrowings are based on principal collections and finance charge and fee collections reclassified to cover losses on the transferred loans. The secured borrowings accrue interest at either fixed or variable rates and mature between July 2010 and July 2025, but may mature earlier or later, depending upon the repayment of the underlying loans. At June 30, 2010 and December 31, 2009, $33.0 billion and $4.0 billion, respectively, of the securitized debt obligations were outstanding. We continue to service the receivables in the trusts and we retain certain other interests in the trusts, including retained notes, which are eliminated upon consolidation and cash collateral accounts and cash reserve accounts, which are presented as restricted cash. See “Note 13—Securitizations” for further discussion of secured borrowings.

Secured borrowings also include tender option bonds of $32 million and $33 million at June 30, 2010 and December 31, 2009, respectively.

Borrowings

Senior and Subordinated Notes

The Senior and Subordinated Global Bank Note Program gives COBNA the ability to issue securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $1.3 billion outstanding at June 30, 2010 and December 31, 2009, respectively.

We issued senior and subordinated notes that as of June 30, 2010 and December 31, 2009, had an outstanding balance of $9.4 billion and $9.0 billion, respectively. The outstanding balance of senior and subordinated bank notes include fair value adjustments of $683 million and $302 million related to fair value accounting hedges at June 30, 2010 and December 31, 2009, respectively. See “Note 12—Derivative Instruments and Hedging Activities” for a further discussion of fair value interest rate hedges.

Other Borrowings

Junior Subordinated Borrowings

At June 30, 2010 and December 31, 2009, we had junior subordinated borrowings outstanding of $3.6 billion.

For the three months ended June 30, 2010 and the year ended December 31, 2009, respectively, no junior subordinated borrowings were called or matured.

FHLB Advances

We utilize FHLB advances which are secured by our investment in FHLB stock and by specified loans in our residential and commercial real estate loan portfolios. FHLB advances outstanding were $1.2 billion and $3.2 billion at June 30, 2010 and December 31, 2009, respectively, and include fixed and variable rate advances. FHLB stock totaled $298 million and $264 million at June 30, 2010 and December 31, 2009, respectively, and is included in other assets.

NOTE 10—SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Preferred Shares

On November 14, 2008, we entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share (the “Series A Preferred Stock”), to the United States Department of the Treasury (the “U.S. Treasury”) as part of our participation in the Capital Purchase Program (the “CPP”), having a liquidation amount per share equal to $1,000. The Series A Preferred Stock paid cumulative dividend at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. In addition, we issued a warrant (the “Warrant”) to purchase 12,657,960 of our common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Warrant has an exercise price of $42.13 per share and expires ten years from the issuance date.

In 2009, we repurchased all 3,555,199 preferred shares at par, under the TARP Capital Purchase Program for approximately $3.6 billion including accrued dividends. With the repurchase, the remaining accretion of the discount of $462 million was accelerated and treated as dividend which reduced income available to common shares. On December 9, 2009, the warrants were sold in a public offering by the U.S. Treasury for $11.75 per warrant. The sale by the U.S. Treasury had no impact on our equity and the warrants remain outstanding and are included in paid in capital.

Common Shares

Secondary Equity Offering

On May 11, 2009, we raised $1.5 billion through the issuance of 56,000,000 shares of common stock at $27.75 per share.

Accumulated Other Comprehensive Income (AOCI)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $315 million and $67 million as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Net unrealized gains on securities(1)	$676	$199
Net unrecognized elements of defined benefit plans	(30)	(29)
Foreign currency translation adjustments	(124)	(26)
Unrealized losses on cash flow hedging instruments	(38)	(60)
Initial application of the measurement date provisions for postretirement benefits other than pensions	(1)	(1)
Initial application from adoption of consolidation standards	(16)	0
Total accumulated other comprehensive income	$467	$83

(1)
Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $120 million (net of income tax was $77 million) and $181 million (net of income tax was $117 million) was reported in accumulated other comprehensive income as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, we reclassified $(31) million, and $(63) million, respectively, of net gains (losses), after tax, on derivative instruments from accumulated other comprehensive income into earnings.

During the six months ended June 30, 2010 and 2009, we reclassified $(21) million and $14 million, respectively, of net gains (losses) on sales of securities, after tax, from accumulated other comprehensive income into earnings.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations, net of tax	$812	$229	$1,532	$146
Loss from discontinued operations, net of tax	(204)	(6)	(288)	(31)
Net income (loss)	$608	$223	$1,244	$115
Preferred stock dividends and accretion of discount	0	(500)	0	(564)
Net income (loss) available to common shareholders	$608	$(277)	$1,244	$(449)
Denominator:
Denominator for basic earnings per share-weighted-average shares	452	422	452	406
Effect of dilutive securities (1) :
Stock options	1	0	1	0
Contingently issuable shares	0	0	0	0
Restricted stock and units	3	0	3	0
Dilutive potential common shares	4	0	4	0
Denominator for diluted earnings per share-adjusted weighted-average shares	456	422	456	406
Basic earnings per share
Income (loss) from continuing operations	$1.79	$(0.64)	$3.38	$(1.03)
Loss from discontinued operations	(0.45)	(0.01)	(0.63)	(0.07)
Net income (loss)	$1.34	$(0.66)	$2.75	$(1.11)
Diluted earnings per share
Income (loss) from continuing operations	$1.78	$(0.64)	$3.36	$(1.03)
Loss from discontinued operations	(0.45)	(0.01)	(0.63)	(0.07)
Net income (loss)	$1.33	$(0.66)	$2.73	$(1.11)

(1)
Excluded from the computation of diluted earnings per share were 17 million and 37 million, respectively of awards, options or warrants, for the three months ended June 30, 2010 and 2009, respectively, and 24 million and 38 million for the six months ended June 30, 2010 and 2009, respectively, because their inclusion would be antidilutive.

NOTE 11—MORTGAGE SERVICING RIGHTS

MSRs are recognized at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. MSRs are recorded at fair value and changes in fair value as a component of mortgage servicing and other income. We may enter into derivatives to economically hedge changes in fair value of MSRs. We have no other loss exposure on MSRs in excess of the recorded fair value.

We continue to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements.

The following table sets forth the changes in the fair value of MSRs during the three and six months ended June 30, 2010 and June 30, 2009:

Mortgage Servicing Rights:	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Balance, beginning of period	$230	$259	$240	$151
Acquired in acquisitions (1)	0	0	0	110
Originations	3	5	6	7
Sales	(42)	0	(42)	0
Change in fair value, net	(54)	17	(67)	13
Balance at June 30	$137	$281	$137	$281
Ratio of mortgage servicing rights to related loans serviced for others	0.65%	0.91%	0.65%	0.91%
Weighted average service fee	0.28	0.30	0.28	0.30

(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

Fair value adjustments to the MSRs for the three and six months ended June 30, 2010 included decreases of $7 million and of $17 million, respectively, due to run-off and cash collections, and decreases of $47 million and $50 million, respectively, due to enhancements in the valuation inputs and assumptions.

Fair value adjustments to the MSRs for the three and six months ended June 30, 2009 included decreases of $8 million and $14 million, respectively, due to run-off and cash collections, and a $25 million and $27 million increase due to enhancements in the valuation inputs and assumptions, respectively.

The significant assumptions used in estimating the fair value of the MSRs at June 30, 2010 and 2009 were as follows:

	June 30, 2010	June 30, 2009

Weighted average prepayment rate (includes default rate)	18.26%	18.98%
Weighted average life (in years)	4.97	4.89
Discount rate	11.83%	11.89%

The decrease in the weighted average prepayment rate, and corresponding increase in the weighted average life, were both driven by an estimated reduction in voluntary attrition due to market conditions.

At June 30, 2010, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $7 million and $20 million, respectively.

At June 30, 2010, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $10 million and $19 million, respectively.

As of June 30, 2010, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $33.1 billion, of which $21.4 billion was serviced for other investors. As of June 30, 2009, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $45.5 billion, of which $31.5 billion was serviced for other investors.

During the three months ended June 30, 2010, we sold MSRs to Fannie Mae.  The value of these rights on our books was $42 million and the sale price to Fannie Mae of $28 million which led to a loss of $14 million.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset/liability risk position and exposure to market risk in accordance with prescribed risk management policies and limits established by our Asset Liability Management Committee and approved by our Board of Directors.  Our primary market risk stems from the impact on our earnings and our economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates.  Our market risk management activities include the use of derivatives, primarily interest rate swaps, to manage the sensitivity of our earnings and the economic value of equity to changes in interest rates and foreign exchange rates.  Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We execute our derivative contracts in both the OTC and exchange-traded derivative markets.  In addition to interest rate swaps, we use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk.  From time to time, we enter into customer-accommodation derivative transactions. We engage in these transactions as a service to our customers to facilitate their risk management objectives.  We typically offset the market risk exposure to our customer-accommodation derivatives through derivative transactions with other counterparties.

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging.  The outstanding notional amount of our derivative contracts totaled 49.6 billion as of June 30, 2010, compared with 59.2 billion as of December 31, 2009. We previously entered into interest rate swaps with one of the securitization trusts and essentially offset the derivatives with separate interest rate swaps with third parties. Upon consolidation of the trusts on January 1, 2010, the interest rate swap agreements between the Company and the trust are considered intercompany agreements, with a notional value of approximately 6.5 billion as of December 31, 2009, and any related receivables and payables are eliminated in consolidation, leading to the reduction in notional balance seen in the period.  The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged.  Derivatives are recorded at fair value in our consolidated balance sheets.  The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants.  We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets.  We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities.  Our policy is to report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting.  The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheet was $1.5 billion and $577 million, respectively, as of June 30, 2010, compared with $1.1 billion and $407 million, respectively, as of December 31, 2009.

Our derivatives are designated as either qualifying accounting hedges or free-standing derivatives.  Free-standing derivatives consist of customer-accommodation derivatives and economic hedges that we enter into for risk management purposes that are not linked to specific assets or liabilities or to forecasted transactions and, therefore, do not qualify for hedge accounting.  Qualifying accounting hedges are designated as fair value hedges, cash flow hedges or net investment hedges.

•
Fair Value Hedges:   We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness.  Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed-rate senior notes, subordinated notes, brokered certificates of deposits and U.S. agency investments. These hedges have maturities through 2019 and have the effect of converting some of our fixed-rate debt, deposits and investments to variable rate.

•
Cash Flow Hedges:   We designate derivatives as cash flow hedges to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions occur. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges consist of interest rate swaps that are intended to hedge the variability in interest payments on some of our variable-rate debt issuances and assets through 2017.  These hedges have the effect of converting some of our variable-rate debt and assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign-currency denominated debt.  These hedges are used to hedge foreign exchange exposure on foreign-currency denominated debt by converting the funding currency to the same currency as the assets being financed.

•
Net Investment Hedges:   We use net investment hedges, primarily forward foreign exchange contracts, to manage the exposure related to our net investments in consolidated foreign operations that have functional currencies other than the U.S. dollar.  Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI.

•
Free-Standing Derivatives:  We use free-standing derivatives, or economic hedges, to hedge the risk of changes in the fair value of residential MSRs, mortgage loan origination and purchase commitments and other interests held.  We also categorize our customer-accommodation derivatives and the related offsetting contracts as free-standing derivatives.  Changes in the fair value of free-standing derivatives are recorded in earnings as a component of servicing and securitizations income or as a component of other non-interest income.

We provide additional information on our derivatives and hedging strategy and objectives and our accounting for derivatives in our 2009 Form 10-K under “Note 1—Significant Accounting Policies” and “Note 19—Derivatives Instruments and Hedging Activities.”

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of June 30, 2010 and December 31, 2009. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	June 30, 2010			December 31, 2009
		Derivatives at Fair Value			Derivatives at Fair Value
(Dollars in millions)	Notional or Contractual Amount	Assets(1)	Liabilities(1)	Notional or Contractual Amount	Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	16,531	$862	$5	17,289	$359	$27
Cash flow interest rate contracts	8,145	7	144	5,096	0	91
Total interest rate contracts	24,676	869	149	22,385	359	118
Foreign exchange contracts:
Cash flow foreign exchange contracts	1,395	49	0	1,576	15	12
Net investment foreign exchange contracts	49	4	0	53	0	0
Total foreign exchange contracts	1,444	53	0	1,629	15	12
Total derivatives designated as accounting hedges	26,120	922	149	24,014	374	130
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	895	6	28	935	4	20
Customer accommodation	10,367	297	271	9,968	193	173
Other interest rate exposures	9,996	71	42	23,338	494	77
Total interest rate contracts	21,258	374	341	34,241	691	270
Foreign exchange contracts	1,295	148	82	0	0	0
Other contracts	892	19	5	981	4	7
Total derivatives not designated as accounting hedges	23,445	541	428	35,222	695	277
Total derivatives	49,565	$1,463	$577	59,236	$1,069	$407
___________

(1)  Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments.  We recorded a net cumulative credit risk valuation adjustment related to our derivative counterparties of $20 million and $4 million as of June 30, 2010 and December 31, 2009, respectively.  See “Derivative Counterparty Credit Risk” below for additional information.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives:(1)	$374	$(262)	$525	$(309)
Gain (loss) recognized in earnings on hedged items: (1)	(353)	269	(487)	316
Net fair value hedge ineffectiveness gain (loss)	21	7	38	7
Derivatives not designated as accounting hedges:
Gain (loss) recognized in earnings on derivatives:
Interest rate contracts covering:
MSRs(2)	(7)	(12)	(13)	(17)
Customer accommodation (1)	6	5	8	7
Other interest rate exposures(1)	2	61	6	(5)
Total interest rate contracts	1	54	1	(15)
Foreign exchange contracts (1)	(3)	0	9	0
Other interest rate contracts (1)	(8)	0	(10)	0
Other contracts (2)	31	(21)	42	(12)
Total gain (loss) on derivatives not designated as accounting hedges	21	33	42	(27)
Net derivatives gain (loss) recognized in earnings	$42	$40	$80	$(20)
___________
(1) Amounts are recorded in our consolidated statements of income in other non-interest income.

(2) Amounts are recorded in our consolidated statements of income in servicing and securitizations income.

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Cash flow hedges:
Gain (loss) recognized in AOCI(1):
Interest rate contracts	$19	$43	$57	$106
Foreign exchange contracts	(1)	(4)	(4)	12
Subtotal	18	39	53	118
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	(11)	(24)	(34)	(60)
Foreign exchange contracts(3)	0	7	3	(3)
Subtotal	(11)	(17)	(31)	(63)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0	1	0
Foreign exchange contracts(3)	0	0	0	0
Subtotal	0	0	1	0
Net investment hedges:
Gain (loss) recognized in AOCI(1):
Foreign exchange contracts	0	(4)	3	(4)
Gain (loss) recognized in earnings due to ineffectiveness:
Foreign exchange contracts	0	0	0	0
Foreign exchange contracts	0	(4)	3	(4)
Net derivatives gain (loss) recognized in earnings	$(11)	$(17)	$(30)	$(63)
___________
(1) Amounts represent the effective portion.

(2) Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(3) Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify $21 million (after-tax) of net losses recorded in AOCI as of June 30, 2010, related to derivatives designated as cash flow hedges to earnings over the next 12 months, with the impact offset by cash flows from the related hedged items.  The maximum length of time over which forecasted transactions were hedged was 7 years as of June 30, 2010.  The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $30 million and $33 million as of June 30, 2010 and December 31, 2009, respectively.  These agreements are recorded in our consolidated balance sheets as a component of other liabilities.  The value of our obligations under these swaps was $24 million and $18 million as of June 30, 2010 and December 31, 2009, respectively.  See “Note 13— Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Some of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies.  In the event of a downgrade of our debt credit rating below investment grade, we would be in violation of those provisions.  The derivative counterparties would have the right to request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $577 million and $407 million as of June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, we were required to post collateral, consisting of a combination of cash and securities, totaling $184 million and $95 million, respectively.  If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $15 million and $28 million as of June 30, 2010 and December 31, 2009, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract.  Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral.  To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties.  These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments meet established thresholds. We received cash collateral from derivatives counterparties totaling $830 million and $338 million as of June 30, 2010 and December 31, 2009, respectively.  We posted cash collateral in accounts maintained by derivatives counterparties totaling $163 million and $254 million as of June 30, 2010 and December 31, 2009, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty.  We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty.  The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $23 million and $5 million as of June 30, 2010 and December 31, 2009, respectively.   We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality.  We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve.  The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as reduction in the derivative liability balance was $3 million and $1 million as of June 30, 2010 and December 31, 2009, respectively.

We provide additional information on our management of derivative counterparty credit risk in our 2009 Form 10-K

“Note 19—Derivatives Instruments and Hedging Activities.”

NOTE 13—SECURITIZATIONS

Securitization transactions have been utilized for liquidity and funding purposes. We receive the proceeds from third party investors for debt securities issued from securitization trusts which are collateralized by transferred receivables from our portfolio. We remove loans from our consolidated balance sheet when securitizations qualify as sales to non-consolidated VIEs. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing, or when the sale is to a consolidated VIE, the assets will remain on our consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

For periods prior to January 1, 2010, we used QSPEs to conduct the majority of our securitization transactions. Those transactions previously qualified as sales to non-consolidated trusts, resulting in off-balance sheet treatment of all of the assets and liabilities of the trusts, including the securitized loans and the securities issued to third parties.  Effective January 1, 2010, we adopted the new consolidation guidance which removed the concept of a QSPE resulting in the consolidation of our credit card trusts, one installment loan trust, and certain mortgage trusts. We were considered to be the primary beneficiary of the impacted trusts due to the combination of power over the activities that most significantly impact the economic performance of the trusts through the right to service the securitized loans and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts through our retained interests.

Prior to consolidation of the applicable QSPEs, the consolidated balance sheet included retained interests in the securitized loans in the form of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. We also included on our consolidated balance sheet a retained transferor’s interest in credit card loan receivables transferred to the trusts, carried on a historical cost basis and reported as loans held for investment on the consolidated balance sheet.

As a result of consolidation of our credit card trusts and applicable installment loan and mortgage trusts, we recorded a $47.6 billion increase in loan receivables, a $4.3 billion increase in allowance for loan and lease losses related to the newly consolidated loans, a $44.3 billion increase to securitized debt obligations, a $2.0 billion increase to other net assets and a $2.9 billion reduction in stockholders’ equity. As part of the impact of consolidation, any retained interests in previously off-balance sheet securitizations were either eliminated or reclassified, generally to loans held for investment, accrued interest receivable or restricted cash. See “Note 1—Summary of Significant Accounting Policies” for more detail on the impacts of consolidation on our financial statements.

The following table presents the carrying amount of assets and liabilities of those securitization related VIEs for which we are the primary beneficiary and the carrying amount of assets and liabilities and maximum exposure to loss of those securitization related VIEs of which we are not the primary beneficiary, but hold a variable interest. Please see “Note 15- Other Variable Interest Entities” for remaining VIEs.

	Consolidated		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets(1)	Carrying Amount of Liabilities(2)	Maximum Exposure to Loss(3)
Variable interest entities, June 30, 2010
Credit card securitizations	$50,329	$42,514	$0	$0	$0
Auto securitizations	3,561	2,634	0	0	0
Installment loan securitizations	173	48	49	0	49
Mortgage securitizations	0	0	200	41	326
Total variable interest entities	$54,063	$45,196	$249	$41	$375

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

(3)
The maximum exposure to loss represents the amount of loss we would incur in the unlikely event that all of our assets in the VIEs became worthless and we were required to meet our maximum remaining funding obligations.

Accounts Receivable from Securitizations

Retained interests in off-balance sheet securitizations are reported as accounts receivable from securitizations on the consolidated balance sheet and are comprised of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables.

As a result of consolidation of certain trusts, the related interest-only strip and retained tranches were eliminated and the remaining retained interests were reclassified to either loans held for investment, accrued interest receivable or restricted cash for these trusts. The following table provides details of accounts receivable from securitizations as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010
	Installment Loans	Mortgage (3)	Total
Interest-only strip classified as trading	$18	$85	$103
Retained interests classified as trading:
Retained notes	0	0	0
Cash collateral	20	9	29
Investor accrued interest receivable	0	0	0
Total retained interests classified as trading	20	9	29
Retained notes classified as available for sale	11	53	64
Other retained interests	0	10	10
Total retained residual interests	49	157	206
Payments due to investors for interest on the notes	0	0	0
Total Accounts Receivable from Securitizations	$49	$157	$206

	As of December 31, 2009
	Non Mortgage (2)	Mortgage (3)	Total
Interest-only strip classified as trading	$22	$223	$245
Retained interests classified as trading:
Retained notes	573	0	573
Cash collateral	138	3	141
Investor accrued interest receivable	898	0	898
Total retained interests classified as trading	1,609	3	1,612
Retained notes classified as available for sale	2,088	0	2,088
Other retained interests	0	12	12
Total retained residual interests	3,719	238	3,957
Payments due to investors for interest on the notes	(61)	(1)	(62)
Collections on deposit for off-balance sheet securitizations (1)	3,233	0	3,233
Total Accounts Receivable from Securitizations	$6,891	$237	$7,128

(1)
Collections on deposit for off-balance sheet securitizations include $2.2 billion of principal collections accumulated for expected maturities of securitization transactions as of December 31, 2009. There were no collections on deposit for off-balance sheet securitizations as of June 30, 2010. Collections on deposit for secured borrowings are included in restricted cash on the consolidated balance sheet as of January 1, 2010 and thereafter.

(2)
As of December 31, 2009, non mortgage related accounts receivable from securitizations includes credit card, installment loan and auto trusts. Effective January 1, 2010, we only have one installment loan trust that we have not consolidated and continues to treat as an off-balance sheet arrangement.

(3)	The mortgage securitization transactions relate to the Chevy Chase Bank acquisition which occurred on February 27, 2009.

Credit Card Securitizations

Securitization of credit card receivables has been utilized for liquidity and funding purposes. We transfer receivables to a trust. The trust issues undivided interests in the pool of receivables to external investors as debt securities. We receive the proceeds from the issuance of the debt securities as consideration for the receivables transferred. Securities held by external investors totaling $30.4 billion and $42.5 billion as of June 30, 2010 and December 31, 2009, respectively, represent undivided interests in the pools of loan receivables. At June 30, 2010 and December 31, 2009 there were $52.9 billion and $56.5 billion, respectively, of credit card receivables in the trusts which includes both transferor and investor interest backing the securities. We continue to service the receivables in the trusts and we retain certain other interests in the trusts, including retained notes, which are eliminated upon consolidation and cash collateral accounts and cash reserve accounts, which are presented as restricted cash.

Collections of interest and fees received on securitized receivables are passed to the trust and used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. Amounts collected in excess of the amount needed to pay the above expenses of the trust are available, in general, to the Company. However, under certain conditions, a portion of the cash collected is required to be maintained in restricted accounts (spread accounts) to ensure future payments to investors. For the credit card trusts, the amount of cash held in spread accounts increased from $161 million as of December 31, 2009 to $356 million as of June 30, 2010. Collections of principal are generally reinvested in the purchase of new principal loan receivables (“revolving securitization”). Also, principal collections are remitted to the trust to pay down the debt securities when the securitization transaction is scheduled to mature. Types of credit enhancements include subordinated notes and spread account and reserve account balances. No other assets are available to pay interest and principal on the securities. Furthermore, the trusts have no recourse to our general credit. We have not provided any financial or other support to the trusts during the periods presented that we were not previously contractually required to provide.

Securitization transactions may amortize earlier than scheduled due to certain early amortization events that are generally triggered due to loan performance. In addition, early amortization could cause the loss of our ability to securitize similar receivables in the future at desirable rates. While spread account funding triggers for some trusts have been reached, a performance related early amortization event is not triggered for the majority of the card trusts until the three month average excess spread is less than 0%. Three month average excess spread for the credit card trusts ranged from 5.7% to 9.8% as of June 30, 2010. No early amortization events related to our credit card securitizations have occurred to date.

Upon the adoption of the new accounting consolidation guidance at January 1, 2010, we consolidated the trusts used for the securitization of credit card receivables because we are considered to have a controlling financial interest in the trusts and thus, are their primary beneficiary. The trusts previously qualified as QSPEs and as a result were exempt from the consolidation provisions of ASC 860-10. We are considered the primary beneficiary of the credit card trusts because we have both the power, through our servicing of the receivables within the trusts, to direct the activities that most significantly impact the trusts’ economic performance and the rights to receive benefits from the trusts or the obligation to absorb losses of the trusts that could potentially be significant to the trusts. The rights to receive potentially significant benefits are held within our retained interest-only strip and other retained interests. Also, depending on the performance of the trusts, the obligations to absorb potentially significant losses are held within our retained subordinate tranches and other retained interests.

Installment Loan Securitizations

We are currently involved in two amortizing installment loan securitization programs, one of which was consolidated as of January 1, 2010 upon the adoption of the consolidation provisions of the new accounting consolidation guidance. We are considered the primary beneficiary of the consolidated installment loan trust because we have both the power, through the servicing of the loans within the trust, to direct the activities that most significantly impact the trust’s economic performance and the rights to receive benefits from the trust or the obligation to absorb losses of the trust that could potentially be significant to the trust. The rights to potentially significant benefits are held within our retained interest-only strip and other retained interests. Also, depending on the performance of the trusts, the obligations to absorb potentially significant losses are held within our retained subordinate tranches and other retained interests. The installment loans and related debt securities that remain off-balance sheet were transferred to a multi-seller conduit that holds loans significantly in excess of the loans we transferred and that has issued debt securities significantly in excess of the securities backed by the installment loans we transferred. We are not considered to be the primary beneficiary of the non-consolidated installment loan program because we are not considered to have either the power to direct the activities that most significantly impact the overall program’s economic performance or the rights to receive benefits from the program or the obligation to absorb losses of the program that could potentially be significant to the program.

Consolidation of the installment loan trust on January 1, 2010 resulted in an increase to loans held for investment of $209 million, an increase to the allowance for loan losses of $19 million, an increase to other borrowings of $88 million, a decrease to other net assets of $105 million, and a reduction in stockholders’ equity of $2 million.

The installment loan securitization program that remains off-balance has outstanding loans of $115 million and outstanding securities to external investors of $89 million at June 30, 2010. The program breached an amortization trigger within the first quarter of 2009, due to the performance of the loans within the program. The impact of breaching the amortization trigger resulted in the program moving from a pro rata amortization to a sequential amortization, which means that we are no longer receiving pro rata cash allocations on the retained subordinated tranches we hold. We have no requirements to provide the program with additional funding or to transfer additional receivables. As of June 30, 2010, the balance of the cash reserve account was $21 million and we hold a retained subordinated note with a face amount of $12 million. The cash reserve account is carried at a fair value of $20 million as of June 30, 2010 with total fair value adjustments of $1 million recorded in earnings. The retained subordinated note is carried at a fair value of $11 million as of June 30, 2010 with total fair value adjustments of $1 million recorded in other comprehensive income. The aggregate fair value of the cash reserve account and the retained subordinated note represents our maximum exposure to loss. The change in amortization will not significantly impact us. The expected amortization period of this installment loan securitization did not change as a result of hitting the early amortization trigger.

Accounting for Off-Balance Sheet Non Mortgage Securitizations

The following discusses the accounting that is applicable to credit card and installment loan securitization transactions that qualified as off-balance sheet securitizations prior to January 1, 2010.

Prior to January 1, 2010, we accounted for the securitization of all credit card and installment loan receivables as off-balance sheet securitizations. Off-balance sheet securitizations involved the transfer of pools of loan receivables to one or more non-consolidated third-party trusts or QSPEs in transactions that qualified as sales. In order to maintain QSPE status, the trusts could engage only in limited business activities. Each new off-balance sheet securitization resulted in the removal of principal loan receivables equal to the sold undivided interests in the pool of loan receivables (“off-balance sheet loans”), the recognition of certain retained residual interests and a gain on the sale.

Our retained interests in the off-balance sheet securitizations were recorded in accounts receivable from securitizations and were comprised of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. Because our retained residual interests are generally restricted or subordinated to investors’ interests, their value was subject to substantial credit, repayment and interest rate risks. As such, the interest-only strip and retained subordinated interests were classified as trading assets, and changes in the estimated fair value were recorded in servicing and securitization income. Additionally, we retained other tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches were classified as available-for-sale securities, and changes in the estimated fair value were recorded in other comprehensive income.

During the three months ended June 30, 2010, and 2009, respectively, we recorded a $6 million gain and a $127 million loss in earnings from changes in the fair value of retained interests, made up of the items in the following table. The majority of the change is due to the elimination or reclassification of retained interests at January 1, 2010 upon the adoption of the new consolidation guidance.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Interest only strip valuation changes	$6	$(1)
Fair value adjustments related to spread accounts	0	(41)
Fair value adjustments related to investors’ accrued interest receivable	0	(24)
Fair value adjustments related to retained subordinated notes	0	(61)
Total income statement impact	$6	$(127)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Interest only strip valuation changes	$10	$(119)
Fair value adjustments related to spread accounts	0	(46)
Fair value adjustments related to investors’ accrued interest receivable	0	(24)
Fair value adjustments related to retained subordinated notes	0	(65)
Total income statement impact	$10	$(254)

The changes in the fair value of retained interests are primarily driven by rate assumption changes and volume fluctuations. All of these retained residual interests were subject to loss in the event assumptions used to determine the estimated fair value did not prevail, or if borrowers default on the related securitized receivables and our retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

The gain on sale recorded from off-balance sheet securitizations was based on the estimated fair value of the assets sold and retained and liabilities incurred, and was recorded at the time of sale, net of transaction costs, in servicing and securitizations income on the Consolidated Statements of Income. The related receivable was the interest-only strip, which was based on the present value of the estimated future cash flows from excess finance charges and past-due fees over the sum of the return paid to security holders, estimated contractual servicing fees and credit losses. We periodically reviewed the key assumptions and estimates used in determining the value of the interest-only strip and other retained interests. We classified the interest-only strip as a trading asset. We recognized all changes in the fair value of the interest-only strip immediately in servicing and securitizations income on the Consolidated Statements of Income. The interest component of cash flows attributable to retained interests in securitizations was recorded in other interest income.

Key Assumptions for Non Mortgage Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests include the weighted average ranges for net charge-off rates, principal payment rates, lives of receivables and discount rates is included in the following table. The net charge-off rates were determined using forecasted net charge-offs expected for the trust calculated consistently with our other net charge-off forecasts. The principal repayment rate assumptions were determined using actual and forecast trust principal payment rates based on the collateral. The lives of receivables were determined as the number of months necessary to repay the investors given the principal payment rate assumptions. The discount rates were determined using primarily trust specific statistics and forward rate curves, and were reflective of what market participants would use in a similar valuation. Additionally accrued interest receivable, cash reserve and spread accounts were discounted over the estimated life of the assets.

As of June 30, 2010, the assumptions and sensitivities shown below relate to only one installment loan program that remained off-balance sheet, whereas as of December 31, 2009 the assumptions and sensitivities shown below also included all credit card and installment loan securitizations.

	As of June 30, 2010	As of December31, 2009
Weighted average life for receivables (months)	7	7 to 9
Principal repayment rate (weighted average rate)	19%	13% to 16%
Charge-off rate (weighted average rate)	8%	9% to 10%
Interest-only strip discount rate (weighted average rate)	11%	12% to 15%
Retained Interests discount rate (weighted average rate)	11%	8% to 12%

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

For the period ending June 30, 2010, the interest-only strip and the retained interests related to one installment loan trust that remains off-balance sheet is reflected; whereas, as of December 31, 2009 the assumptions and sensitivities shown below included all credit card and installment loan securitizations.

Key Assumptions and Sensitivities for Non Mortgage Retained Interest Valuations

As of	June 30, 2010		December 31, 2009
	Interest-only strip	Retained Interests	Interest-only strip	Retained Interests
Interest-only strip/ Retained Interests	$18	$31	$22	$3,697
Weighted average life for receivables (months)	7	7	7	7
Principal repayment rate (weighted average rate)	19%	19%	16%	16%
Impact on fair value of 10% adverse change	$0	$0	$1	$(5)
Impact on fair value of 20% adverse change	$0	$0	$2	$(8)
Charge-off rate (weighted average rate)	8%	8%	10%	10%
Impact on fair value of 10% adverse change	$0	$0	$(9)	$(6)
Impact on fair value of 20% adverse change	$(1)	$0	$(11)	$(12)
Discount rate (weighted average rate)	11%	11%	12%	8%
Impact on fair value of 10% adverse change	$0	$0	$(1)	$(11)
Impact on fair value of 20% adverse change	$0	$0	$(2)	$(23)

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

We act as a servicing agent and receive contractual servicing fees of between 0.5% and 4% of the investor principal outstanding, based upon the type of assets serviced. For off-balance sheet securitizations, we generally did not record material servicing assets or liabilities for these rights since the contractual servicing fee approximates market rates.

Cash Flows Related to the Off-Balance Sheet Non Mortgage Securitizations

The following provides the details of the cash flow related to credit card and installment loan securitization transactions that qualified as off-balance sheet for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Proceeds from new securitizations	$0	$4
Collections reinvested in revolving securitizations	$0	$16
Repurchases of accounts from the trust	$0	$0
Servicing fees received	$0	$0
Cash flows received on retained interests (1)	$4	$1

	Six Months Ended June 30,
	2010	2009
Proceeds from new securitizations	$0	$7
Collections reinvested in revolving securitizations	$0	$33
Repurchases of accounts from the trust	$0	$0
Servicing fees received	$1	$0
Cash flows received on retained interests (1)	$6	$3

(1)
Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program. Cash flows for the three and six months ended June 30, 2010 include credit card securitizations that no longer qualify as off -balance sheet.

For the three months ended June 30, 2010 and 2009, we recognized gross gains of $0 and $8 million, respectively, on both the public and private sale of $0 and $3.9 billion of loan principal. These gross gains are included in servicing and securitizations income. In addition, we recognized, as a reduction to servicing and securitizations income, upfront securitization transaction costs and recurring credit facility commitment fees of $0 and $17 million for the three months ended June 30, 2010 and 2009, respectively. The remainder of servicing and securitizations income represents servicing income and excess interest and non-interest income generated by the transferred receivables, less the related net losses on the transferred receivables and interest expense related to the securitization debt.

Auto Loan Securitizations

We engage in auto loan securitizations that have always been accounted for as secured borrowings because we do not qualify for sale accounting. Similar to the newly consolidated credit card and installment loan trusts, the transferred loan receivables are recorded as loans held for investment on the consolidated balance sheet, with an adequate allowance for loan and lease losses. We receive proceeds for the trust’s issuance of debt securities to third parties, and record the securitization debt on the consolidated balance sheet. The investors and the trusts have no recourse to our assets if the loans associated with these secured borrowings are not paid when due. We have not provided any financial or other support during the periods presented that we were not previously contractually required to provide.

Principal payments on the borrowings are based on principal collections, net of losses, on the transferred auto loans. The secured borrowings accrue interest predominantly at variable rates and mature between July 2010 and August 2011, but may mature earlier or later, depending upon the repayment of the underlying auto loans. At June 30, 2010 and December 31, 2009, $2.5 billion and $4.0 billion, respectively, of the external secured borrowings were outstanding. At June 30, 2010 and December 31, 2009, the auto loans within the trust totaled $2.6 billion and $4.2 billion, respectively. The difference primarily represents over collateralization of loans.

No early amortization events related to our auto loan securitizations have occurred as of June 30, 2010.

Collections of interest and fees received on securitized receivables are used to pay interest to investors, servicing and other fees, and are available to absorb the investors’ share of credit losses. Under certain conditions, some of the cash collected may be retained to ensure future payments to investors. Amounts collected in excess of the amount that is used to pay the above amounts are generally available to us.

Mortgage Securitizations

Option ARM Loan Securitizations

We had previously securitized option arm mortgage loans by transferring loan receivables to trusts, which in turn issued mortgage backed securities to investors. The outstanding balance of debt securities held by external investors at June 30, 2010 and December 31, 2009 was $1.5 billion and $4.6 billion, respectively. There were no loans transferred into new trusts during the period and no gains recognized during the period.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights, which may be subordinated, to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, and certain of which we sold during the six month period ended June 30, 2010. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved.

In connection with the securitization of certain option arm mortgage loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are classified as available for sale securities. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 12—Derivative Instruments and Hedging Activities” for further details on these derivatives.

Prior to January 1, 2010, 21 mortgage securitization trusts were off-balance sheet due to the QSPE exemption from the consolidation provisions of the new consolidation guidance. Upon the adoption of the new consolidation guidance on January 1, 2010, we were required to consolidate 15 of the mortgage trusts because we were considered the primary beneficiary of the impacted trusts, due to the power held through our servicing rights and due to the right to receive benefits that could potentially be significant to the trusts through the interest-only bonds we retained. As a result of consolidation, we recorded a $1.5 billion increase to loans held for investment, a $73 million increase to the allowance for loan losses, a $1.5 billion increase to securitized debt obligations, a $29 million decrease to other net assets, and a $114 million reduction in stockholders’ equity. As part of the consolidation, we eliminated retained interests from our consolidated balance sheet, including mortgage servicing rights, interest-only bonds and negative amortization bonds. See “Note 1 - Summary of Significant Accounting Policies.”

On March 10, 2010, we sold the interest-only bonds associated with each of the consolidated mortgage trusts to a third party. While continuing to service the related loans, we are no longer considered the primary beneficiary of the mortgage trusts because without the interest-only bonds, we no longer have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts. Therefore, we deconsolidated the mortgage trusts as of March 10, 2010. Deconsolidation resulted in the removal of all trust assets and liabilities from the consolidated balance sheet including $1.5 billion of mortgage loan receivables along with the related allowance of $73 million, debt securities held by third party investors of $1.5 billion, and other net assets of $52 million. It also resulted in the recognition on the consolidated balance sheet of $64 million of interests in the mortgage securitization that continued to be retained after the sale of the interest-only bonds, including mortgage servicing rights, negative amortization bonds, and other interests. The deconsolidation resulted in an increase to non-interest income of $128 million.

The remaining mortgage trusts with $3.0 billion of outstanding mortgage loans and $3.1 billion of securities issued to third parties were not consolidated because we are no longer servicing the mortgage loans and are not considered to be the primary beneficiary of the mortgage trusts. These trusts were not consolidated upon initial adoption because the insurer of the mortgage securitization had the power to remove us as the servicer of the loans prior to the adoption of the new consolidation standards and formally exercised that right during the first quarter of 2010.

Key Assumptions and Sensitivities for Mortgage Retained Interest Valuations

Servicing, securitization and other includes the initial gains on securitization and sale transactions and income from interest-only strips recognized in connection with securitization and sale transactions.

As of June 30, 2010 and December 31, 2009, the key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	As of June 30, 2010 (1)	As of December 31, 2009 (1)
Interest-only strip/Retained Interests (2)(3)	$147	$226
Weighted average life (in years)	4.3 – 4.8	3.4
Prepayment speed assumption	18.3% - 19.0%	27.8%
Impact on fair value at 10% adverse change	$(3)	$(5)
Impact on fair value at 20% adverse change	$(6)	$(9)
Residual cash flow discount rate (annual)	25.4% - 42.2%	11.5%
Impact on fair value at 10% adverse change	$(8)	$(6)
Impact on fair value at 20% adverse change	$(15)	$(12)

(1)	Mortgage related retained interests were acquired in connection with the Chevy Chase Bank acquisition during 2009.

(2)
We sold interest-only bonds during the period ended June 30, 2010 which resulted in the decline in retained interests from December 31, 2009. Additionally, we reclassified the negative amortization bonds from held to maturity to available for sale and recognized an other-than-temporary impairment of $5 million on these securities during the six months ending June 30, 2010. We also recorded non credit related unrealized losses of $14 million ($9 million net of tax) in other comprehensive income.

(3)
The sale of certain interest-only bonds provided us with updated market observable inputs to incorporate into the valuations of the interest-only bonds that continue to be held by us.  As a result, we recorded a $49 million decrease to the fair value of the interest-only bonds during the six months ended June 30, 2010 through an increase to the discount rate, which is attributable to illiquidity in the market for these types of securities.

Cash Flows Related to the Off-Balance Sheet Mortgage Securitizations

The following table summarizes certain cash flows received from securitization trusts for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Proceeds from new securitizations	$0	$0
Servicing fees received	4	5
Other cash flows received on retained interests	13	25

	Six Months Ended June 30, 2010	Sin Months Ended June 30, 2009
Proceeds from new securitizations	$0	$0
Servicing fees received	8	7
Other cash flows received on retained interests	88	34

Supplemental Loan Information

Principal balances of off-balance sheet single family residential loans, delinquent amounts and net credit losses on loans we serviced for the six months ended June 30, 2010 and year ended December 31, 2009, were as follows:

	As of June 30, 2010	As of December 31, 2009
Total Principal Amount of Loans	$1,505	$4,642

Principal Amount of Loans Past Due 90 Days or More	$277	$1,247

Net Credit Losses
Six months ended June 30, 2010 and year ended December 31, 2009	$28	$217

Other Mortgage Securitizations

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. The trusts had aggregate assets of $333 million at June 30, 2010, representing the amount outstanding on the home equity lines of credit. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We have funded $25 million in advances through June 30, 2010, all of which has been expensed as funded. We did not consolidate the trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

We retain the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit LLC (“GPC”) which was sold to a third party in 2004. Although we are the primary obligor, recourse obligations related to former GPC whole loan sales, commitments to exercise mandatory clean-up calls on certain GPC securitization transactions and servicing were transferred to a third party in the sale transaction. We do not consolidate the trusts used for the securitization of manufactured housing loans because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts since we no longer services the loans.

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $192 million and $205 million at June 30, 2010 and December 31, 2009, respectively. The fair value of the expected residual balances on the funded letters of credit was $50 million and $46 million at June 30, 2010 and December 31, 2009, respectively, and is included in other assets on the Consolidated Balance Sheet. Our maximum exposure under the swap agreements was $30 million and $33 million at June 30, 2010 and December 31, 2009, respectively. The value of our obligations under these swaps was $24 million and $18 million at June 30, 2010 and December 2009, respectively, and is recorded in other liabilities on the Consolidated Balance Sheet.

The principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.5 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and approximately $420 million of loans receivable would be assumed by us upon our execution of the clean-up call and we would be required to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

Management monitors the underlying assets for trends in delinquencies and related losses and reviews the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

NOTE 14—COMMITMENTS, CONTINGENCIES AND GUARANTEES

Letters of Credit

We issue letters of credit (financial standby, performance standby and commercial) to meet the financing needs of our customers. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. Collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of our allowance for loan and lease losses.

We had contractual amounts of standby letters of credit and commercial letters of credit of $1.8 billion at June 30, 2010. As of June 30, 2010, financial guarantees had expiration dates ranging from 2010 to 2030.  The fair value of the guarantees outstanding at June 30, 2010 that have been issued since January 1, 2003, was $4 million and was included in other liabilities.

Chevy Chase Bank Acquisition

On February 27, 2009, we acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash.  In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, we are obligated to share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). The maximum payment under the earn-out is $300 million and would occur after December 31, 2013. As of June 30, 2010, we have not recognized a liability with the earn-out based on our expectation of credit losses on the portfolio.

Potential Mortgage Representation & Warranty Liabilities

As part of broader acquisitions, we acquired three subsidiaries that originated residential mortgage loans and sold them to various purchasers, including securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, which was acquired in February 2009 and subsequently merged into CONA. In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing representations and warranties about, among other things, the characteristics of the mortgage loans and the origination process. The subsidiaries do not make representations or warranties as to the performance of the mortgage loans, but that performance has an effect on the amount of any loss in the event of a breach of a representation or warranty.  A subsidiary may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others), and the subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. A subsidiary is exposed to any losses on the repurchased loans after giving effect to any recoveries on the collateral.  In some instances, a subsidiary may agree to make cash payments to make an investor whole on losses or to settle repurchase claims.  In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of breaches of representations and warranties.  In some cases, the amount of such losses could exceed the repurchase amount of the related loans.

These subsidiaries, in total, originated and sold an aggregate of approximately $121.9 billion original principal balance of mortgage loans between 2005 and 2008, which are the relevant years with respect to which the vast majority of the repurchase requests and other claims described in more detail below relate.  Of this amount, approximately $11 billion was sold to either Fannie Mae or Freddie Mac (the “GSEs”), and at least another $15 billion was sold into securitizations that are supported by financial guaranty bond insurers making repurchase requests (”insured securitizations”).  The vast majority of the repurchase claims that have been made over the past year and the vast majority of our associated reserves relate to the $26 billion of loans originally sold to GSEs or to insured securitizations.

We have established reserves for inherent losses associated with the loans sold by each subsidiary that we consider to be both probable and estimable.  Wherever possible, we have estimated the total repurchase liability over the full life of the loans sold by our subsidiaries.  We evaluate these estimates on a quarterly basis and report changes in the reserves in non-interest income.  Factors we consider to establish the reserves include: identity of counterparty, trends in repurchase requests, the number of currently open repurchase requests, the status of any litigation arising from repurchase requests, current and future level of loan losses to the extent the losses can reasonably be determined, trends in success rates (i.e. the probability that repurchase requests lead to payments) where such trends are meaningful, estimated future success rates, estimated gross loss per claim, and estimated value of the underlying collateral.  The reserve-setting process relies heavily on estimates, which are inherently uncertain and require the application of judgment.

At June 30, 2010, the aggregate reserve for all three subsidiaries was $853 million, compared to $454 million at March 31, 2010, and $238 million at December 31, 2009. The $399 million change in the reserve from March 31, 2010 was primarily due to our ability, in most instances, to extend the timeframe over which we estimate repurchase liability to the full life of loans sold by our subsidiaries.

The provision expense in the second quarter of 2010 for our representation and warranty exposure was $404 million.  It includes $6 million of expenses associated with settlements of repurchase requests that we charged against the reserve.

Details about certain amounts included within the reserve follow:

GreenPoint is a defendant in a lawsuit wherein plaintiffs allege GreenPoint is obligated to repurchase an entire portfolio of approximately 30,000 mortgage loans with an aggregate original principal balance of $1.8 billion based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio (the “U.S. Bank Litigation” — see discussion within the Litigation section below).  Alternatively, plaintiffs allege in the U.S. Bank Litigation that GreenPoint is obligated to repurchase individual loans contained within the 30,000 mortgage loan portfolio where GreenPoint has allegedly breached representations and warranties (the “Loan-by-Loan theory”).

In addition, GreenPoint has received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities fraud class actions for which GreenPoint was identified as the mortgage loan originator of some of the underlying mortgage loans.

Our reserves include amounts established for the Loan-by-Loan theory of recovery alleged in the U.S. Bank Litigation and in various other threatened litigation matters, and they include amounts for the indemnification requests received with respect to pending third-party representation and warranty litigation matters.   The reserves do not include amounts for the portfolio-wide repurchase claim at issue in the U.S. Bank litigation nor for the indemnification requests received with respect to securities fraud class actions because neither exposure, if any, is currently considered to be both probable and estimable.  In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim in the U.S. Bank Litigation, GreenPoint could possibly incur the current and future economic losses inherent in the portfolio’s associated securitization trust, GreenPoint Mortgage Funding Trust 2006-HE1.

The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices).

Due to the uncertainties discussed above and the lack of predictive measures to guide the range of litigation outcomes or the number of future claims that might arise, we do not believe a meaningful range of reasonably possible loss (as defined by the relevant accounting literature) in excess of the aggregate reserve can be determined as of June 30, 2010.  In addition, we cannot reasonably estimate the total amount of losses that will actually be incurred as a result of each subsidiary’s repurchase and indemnification obligations, and there can be no assurance that our current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations.

Litigation

In accordance with the provisions of Accounting for Contingencies, we accrue for a litigation related liability when it is probable that such a liability has been incurred and the amount of the loss can be estimated. In addition, our subsidiary banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Fact discovery has closed and limited expert discovery is ongoing. The parties have briefed and presented oral argument on motions to dismiss and class certification and are awaiting decisions from the court.  At this time, we do not believe a meaningful range of reasonably possible loss related to our potential loss from the Interchange Lawsuits can be determined, especially given the inherent difficulty in predicting the long-term competitive effects of any changes in industry structure that may result from the injunctive relief requested in the suits.

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Company made a Fair Value Option for Financial Assets and Liabilities, election on the indemnification guarantee to Visa and the fair value of the guarantee at June 30, 2010 and December 31, 2009 was zero.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their National Bank Act, Depository Institutions Deregulation Act of 1980 and California Unfair Competition Law claims, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. In November 2009 and April 2010, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.   No discovery has occurred in the In Re Late Fees Litigation, and plaintiffs have not articulated what damages they are seeking in the case.  Moreover, plaintiffs request injunctive relief in the complaint.   Especially for these reasons, we do not believe a meaningful range of reasonably possible loss can be determined with respect to the In Re Late Fees Litigation.

Between January and April 2010, eight substantially similar putative class actions were filed against COBNA and Capital One Services, LLC (“COSI”) challenging various marketing practices relating to the payment protection product: Blackie v. Capital One Bank, et al. (United States District Court for the Eastern District of Pennsylvania); Carr v. Capital One Bank, et al. (United States District Court for the District of New Jersey); McCoy v. Capital One Bank, et al. (United States District Court for the Southern District of California); Mitchell v. Capital One Bank, et al. (United States District Court for the Central District of California); Salazar v. Capital One Bank, et al. (United States District Court for the District of South Carolina); Smith v. Capital One Bank, et al. (United States District Court for the District of Arkansas); Sullivan v. Capital One Bank, et al, (United States District Court for the District of Connecticut); Watlington v. Capital One Bank, et al. (United States District Court for the Middle District of North Carolina) (collectively “The Payment Protection Class Actions”). The Payment Protection Class Actions seek a range of remedies, including compensatory damages, punitive damages, restitution, disgorgement, injunctive relief, and attorneys’ fees. Each of these cases is in early stages. In addition, in September 2009, the United States District Court for the Middle District of Florida certified a statewide class action in Spinelli v. Capital One Bank, et al. with respect to the marketing of the payment protection product in Florida. In May 2010, the United States Court of Appeals for the Eleventh Circuit denied COBNA’s and COSI’s petition for interlocutory review of the class certification order, allowing the case to proceed toward the summary judgment stage.  In May 2010, COBNA and COSI entered into a preliminary global settlement with the various putative class counsel in The Payment Protection Class Actions, which settlement will not be effective until it is finalized by the parties and approved through the appropriate judicial approval processes.  We have established litigation reserves in an amount expected to cover the estimated costs of the preliminary class action settlement, which we do not believe is material.

In July 2010, the United States Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the United States District Court for the Central District of California in 2007.  The plaintiff in Rubio alleged in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and California’s Unfair Competition Law (the “UCL”) when it raised interest rates on certain credit card accounts.  The District Court granted COBNA’s motion to dismiss all claims as a matter of law prior to any discovery.  On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings.   The Ninth Circuit upheld the dismissal of the plaintiff's breach of contract claim, finding that COBNA was contractually allowed to increase interest rates.  Because of the uncertainty around whether a class will ultimately be certified, the dimensions of any such class, and the range of remedies that might be sought on any certified claims, we are not in a position at this time to provide a meaningful range of reasonably possible loss with respect to this litigation.

In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act, including practices relating to the payment protection product. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA removed the case to the United States District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint.   In July 2010, the United States District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot.  In light of the breadth of practices challenged by the West Virginia Attorney General and the breadth of remedies sought by the West Virginia Attorney General, we are not in a position at this time to provide a meaningful range of reasonably possible loss with respect to this litigation.

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc.  (the “U.S. Bank Litigation”).  Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to a limited number of specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank.  In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing.  In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG.  GreenPoint has filed a motion to dismiss the amended complaint.  As described above, GreenPoint has established reserves with respect to the loan-by-loan theory of recovery alleged in the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve.  Also as described above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable.  In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio.  With respect to the mortgage loan portfolio at issue with U.S. Bank Litigation, we believe approximately $702 million of losses have been incurred, approximately $488 million in mortgage loans are still in-force, and approximately $44 million are more than 90 days delinquent.

Since July 2009, we began providing documents and information on a voluntary basis in response to an informal inquiry by the Staff of the SEC. In the first quarter of 2010, the SEC issued a formal order of investigation with respect to this inquiry. Although the order, as is generally customary, authorizes a broader inquiry by the Staff, we believe that the investigation is focused largely on our method of determining the loan loss reserves for our auto finance business for certain quarterly periods in 2007. We are cooperating fully with the Staff’s investigation. At this time, given the inherent uncertainties of a governmental investigation, we cannot provide a meaningful range of reasonably possible losses, if any, that may be incurred with respect to this investigation.

Other Pending and Threatened Litigation

In addition, we are commonly subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to our consolidated financial position or our results of operations.

On September 21, 2009, the Tax Court issued a decision in the case Capital One Financial Corporation and Subsidiaries v. Commissioner covering tax years 1995-1999, with both parties prevailing on certain issues. On July 6, 2010 we filed a motion to appeal on certain issues.  The IRS has until August 9, 2010 to file a cross appeal on other issues.  Although the final resolution of the case is uncertain and involves unsettled areas of law, we have accounted for this matter applying the recognition and measurement criteria of Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“ASC 740-10”).

NOTE 15—OTHER VARIABLE INTEREST ENTITIES

We are involved with various entities that are considered to be VIEs. With respect to these interests, we are required to consolidate any VIE in which we are determined to be the primary beneficiary. We review all significant interests in the VIEs we are involved with including the amounts and types of financial and other support including equity investments, debt financing and guarantees. We also consider the activities of the VIEs that most significantly impact the VIEs economic performance and whether it has control over those activities. To provide the necessary disclosures, we aggregate similar VIEs based on the nature and purpose of the entities.

We are also involved in various securitization transactions in the ordinary course of business. Please refer to “Note 11—Mortgage Servicing Rights”, “Note 13—Securitizations” and “Note 14—Commitments, Contingencies and Guarantees” for disclosures on involvement with other types of VIEs. This note is limited to non-securitization trusts and entities.

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

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. As a result of new consolidation guidance certain investment funds are no longer considered to be variable interest entities and are not included in the June 30, 2010 balances in the table below. These investment funds were consolidated as of January 1, 2010, the net consolidation impact to retained earnings was $3 million. The assets of the unconsolidated investment funds that were VIEs at June 30, 2010 and December 31, 2009 were approximately $6.7 billion and $7.3 billion, respectively. We are not required to consolidate the investment funds that are VIEs as we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in the unconsolidated VIEs in loans held for investment, other assets and other liabilities. Our maximum exposure to these entities is limited to our variable interests in the entities. Please refer to the table below for additional details. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide.

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. As a result of new consolidation guidance certain CDEs are no longer considered to be variable interest entities and are not included in the June 30, 2010 balances in the table below. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs that we consolidated at June 30, 2010 and December 31, 2009 were approximately $221 million and $155 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the VIEs that we held an interest in but were not required to consolidate at June 30, 2010 and December 31, 2009 were approximately $6 million and $58 million, respectively. We record our interests in these unconsolidated VIEs in loans held for investment and other assets. As referenced in the table below, our maximum exposure to these entities is limited to our variable interests in the entities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that it was not previously contractually required to provide.

We also have a variable interest in a trust that is included in the other unconsolidated VIEs in the table below. The trust has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at June 30, 2010 and December 31, 2009 were approximately $402 million and $430 million, respectively. We are not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impacts the trust’s economic performance. We record our interest in the trust in loans held for investment. As referenced in the table below, our maximum exposure to the trust is limited to our variable interest. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide. The following table presents the carrying amount of assets and liabilities of those VIEs for which we are the primary beneficiary and the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which we are not the primary beneficiary, but hold a variable interest.

	Consolidated		Unconsolidated
	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(1)
Variable interest entities, June 30, 2010
Affordable housing entities	$0	$0	$1,006	$257	$1,006
Entities that provide capital to low-income and rural communities	221	0	6	2	6
Other	0	0	185	0	185
Total variable interest entities	$221	$0	$1,197	$259	$1,197
Variable interest entities, December 31, 2009
Affordable housing entities	$0	$0	$1,401	$638	$1,401
Entities that provide capital to low-income and rural communities	155	0	58	2	58
Other	0	0	203	0	203
Total variable interest entities	$155	$0	$1,662	$640	$1,662

(1)	The maximum exposure to loss represents the amount of loss we would incur in the unlikely event that all of our assets in the VIEs became worthless.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk Management.”

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). These disclosure controls and procedures are the responsibility of the Company’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the SEC’s rules and forms. The Company has established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b)  Changes in Internal Control Over Financial Reporting

During the second quarter of 2010, we implemented enhancements to our consolidated financial reporting systems which involved restructuring our general ledger chart of accounts, integrating several existing financial reporting platforms and upgrading our management accounting technology.  The changes are intended to align our chart of accounts with the detailed reporting requirements of a regulated banking institution in order to provide us with a more flexible architecture and an integrated and automated management information system.

The decision to enhance our financial reporting platform was made to improve the efficiency and effectiveness of our management and financial reporting system and was not made in response to any actual or perceived deficiencies in our internal control over financial reporting.  Management, however, believes that the enhancement to the financial reporting platform and the related workflow changes represent a material change in our internal control over financial reporting (as defined in Rule 13(a)-15 under the Exchange Act).  In conjunction with the system changes and migration, management has assessed the effectiveness of internal control over financial reporting.  Based on this assessment, management continues to believe that its internal control over financial reporting is effective.

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting.  Other than the changes described above, there have been no changes in internal control over financial reporting that occurred in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Note 14—Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the second quarter of 2010.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1)
April 1-30, 2010	8,936	$45.64	—	$2,000
May 1-31, 2010	7,112	43.29	—	2,000
June 1-30, 2010	3,020	38.02	—	2,000
Total	19,068		—
______________
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

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: August 9, 2010	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

Exhibit No.	Description

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
_____________

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.