Form 10-Q
period 2010-09-30
CAPITAL ONE FINANCIAL CORP
filed 2010-11-08
CIK 927628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File No. 1-13300
_______________________________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Capital One Drive, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(703) 720-1000

(Not applicable)
(Former name, former address and former fiscal year, if changed since last report)
_______________________________

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

As of October 31, 2010, there were 456,926,449 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

INDEX OF MD&A TABLES AND SUPPLEMENTAL TABLES

Table	Description	Page
—	MD&A Tables:
1	Consolidated Corporate Financial Summary and Selected Metrics	2
2	Business Segment Results	3
3	Net Interest Income	13
4	Rate/Volume Analysis of Net Interest Income—Reported	14
5	Rate/Volume Analysis of Net Interest Income—Reported 2010 vs. Managed 2009	15
6	Non-Interest Income	16
7	Non-Interest Expense	17
8	Investment Securities	19
9	Loan Portfolio Composition	21
10	30+ Day Performing Delinquencies	22
11	Aging of 30+ Day Delinquent Loans	23
12	90+ Days Delinquent Loans Accruing Interest	24
13	Nonperforming Loans and Other Nonperforming Assets	25
14	Net Charge-Offs	26
15	Loan Modifications and Restructurings	27
16	Summary of Allowance for Loan and Lease Losses	29
17	Allocation of the Allowance for Loan and Lease Losses	30
18	Original Principal Balance of Mortgage Loans Originated and Sold to Third Parties	32
19	Changes in Representation and Warranty Reserves	33
20	Allocation of Representation and Warranty Reserves	33
21	Credit Card Business Results	35
22	Commercial Banking Business Results	39
23	Consumer Banking Business Results	41
24	Liquidity Reserves	43
25	Deposits	43
26	Borrowing Capacity	44
27	Interest Rate Sensitivity Analysis	46
28	Risk-Based Capital Components	47
29	Capital Ratios	47

—	Supplemental Statistical Table:
A	Statements of Average Balances, Income and Expense, Yields and Rates	54

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

I. INTRODUCTION

Capital One Financial Corporation (the “Company”) is a diversified financial services company with banking and non-banking subsidiaries that market a variety of financial products and services.   The Company and its subsidiaries are hereafter collectively referred to as “we”, “us” or “our.”  We continue to deliver on our strategy of combining the power of national scale lending and local scale banking. Our principal subsidiaries include:

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

CONA and COBNA are hereafter collectively referred to as the “Banks.”

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses and income taxes. We had $126.3 billion in total loans outstanding and $119.2 billion in deposits as of September 30, 2010, compared with $136.8 billion in total managed loans outstanding and $115.8 billion in deposits as of December 31, 2009.

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

Table 1 presents selected consolidated financial data and metrics for the three and nine months ended September 30, 2010 and 2009, and as of September 30, 2010 and 2009.  We present both reported and managed basis financial information for periods prior to 2010.

Table 1:  Consolidated Corporate Financial Summary and Selected Metrics

	Three Months Ended September 30,							Nine Months Ended September 30,
	2010	2009		Change				2010	2009(1)		Change
(Dollars in millions)	Reported	Reported	Managed	Reported		Managed		Reported	Reported	Managed	Reported		Managed
Income statement data:
Net interest income	$3,109	$2,005	$3,212	55%		(3)%		$9,434	$5,743	$8,919	64%		6%
Non-interest income	907	1,553	1,373	(42)		(34)		2,775	3,874	3,548	(28)		(22)

Total revenue(2)	4,016	3,558	4,585	13		(12)		12,209	9,617	12,467	27		(2)
Provision for loan and lease losses	867	1,173	2,200	(26)		(61)		3,069	3,386	6,236	(9)		(51)
Non-interest expense(3)	1,996	1,802	1,802	11		11		5,843	5,469	5,469	7		7

Income (loss) from continuing operations before taxes	1,153	583	583	98		98		3,297	762	762	333		333
Provision for income taxes	335	146	146	129		129		948	179	179	430		430

Income (loss) from continuing operations, net of tax	818	437	437	87		87		2,349	583	583	303		303
Loss from discontinued operations, net of tax(4)	(15)	(43)	(43)	(65)		(65)		(303)	(75)	(75)	304		304

Net income	$803	$394	$394	104%		104%		$2,046	$508	$508	303%		303%

Net income (loss) available to common shareholders	$803	$394	$394	104%		104%		$2,046	$(56)	$(56)	**		**

Per common share data:
Basic earnings per share	$1.78	$0.88	$0.88	102%		102%		$4.53	$(0.13)	$(0.13)	**		**
Diluted earnings per share	1.76	0.87	0.87	102		102		4.49	(0.13)	(0.13)	**		**

Average balances:
Loans held for investment	$126,307	$99,354	$143,540	27%		(12)%		$129,565	$101,491	$145,311	28%		(11)%
Investment securities	39,872	37,377	37,377	7		7		38,979	36,378	36,378	7		7
Interest-bearing deposits	104,186	103,105	103,105	1		1		104,119	103,730	103,730	-		-
Total deposits	118,255	115,882	115,882	2		2		118,095	115,939	115,939	2		2
Other borrowings	6,483	8,553	8,553	(24)		(24)		6,932	9,205	9,205	(25)		(25)

Selected metrics:
Revenue margin(5)	9.31%	9.80%	9.87%	(49	)bps	(56	)bps	9.23%	8.79%	8.90%	44	bps	33	bps
Net interest margin(6)	7.21	5.52	6.91	169		30		7.13	5.25	6.37	188		76
Risk-adjusted margin(7)	5.78	6.69	5.23	(91)		55		5.26	5.70	4.45	(44)		81
Net charge-off rate(8)	4.82	4.54	6.00	28		(118)		5.41	4.44	5.72	97		(31)
Return on average assets(9)	1.66	1.01	0.81	65		85		1.56	0.45	0.36	111		120
Return on average equity(10)	12.93	6.72	6.72	621		621		12.78	2.92	2.92	986		986
Period-end 30+ day performing delinquency rate	3.71	4.12	4.55	(41)		(84)		3.71	4.12	4.55	(41)		(84)
______________

**Not meaningful.

(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first nine months of 2009 include only a partial impact from Chevy Chase Bank.

(2)
The estimated uncollectible portion of billed finance charges and fees, which were not recognized as revenue, totaled $190 million and $517 million for the three months ended September 30, 2010 and 2009, respectively, and $805 million and $1.6 billion for the nine months ended September 30, 2010 and 2009, respectively.

(3)
In 2009, we completed the restructuring of our operations that was initiated in 2007 to reduce expenses and improve our competitive cost position.  Non-interest expense includes restructuring expenses totaling $26 million for the three months ended September 30, 2009, and $87 million for the nine months ended September 30, 2009.

(4)
Discontinued operations reflect ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of Greenpoint and its wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”) which we closed in 2007.

(5)	Calculated by dividing annualized revenues for the period by average earning assets for the period.

(6)	Calculated by dividing annualized net interest income for the period by average interest-earning assets.

(7)	Calculated by dividing annualized total revenues less net charge-offs for the period by average interest-earning assets.

(8)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(9)	Calculated by dividing annualized net income (loss) available to common stockholders for the period by average total assets.

(10)	Calculated by dividing annualized net income (loss) available to common stockholders for the period by average equity.

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

•
Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small-ticket commercial real-estate loans that are in run-off mode.

Table 2 summarizes our results by business segments for the three and nine months ended September 30, 2010 and 2009.  We report our business segment results based on income from continuing operations, net of tax.  In 2009, we realigned our organizational structure and business segment reporting to reflect our operating results by product type and customer segment and to integrate the operations of Chevy Chase Bank.  We revised our reportable segments and the results for our segments for all periods presented to conform to the organizational and segment reporting changes.

Table 2:  Business Segment Results (1)

	Three Months Ended September 30,
	2010				2009
	Total Revenue (2)		Net Income (Loss)		Total Revenue (2)		Net Income (Loss)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$2,605	65%	$631	77%	$2,991	65%	$292	67%
Consumer Banking	1,142	28	175	21	1,060	23	145	33
Commercial Banking	355	9	39	5	344	8	(128)	(29)
Other(3)	(86)	(2)	(27)	(3)	190	4	128	29

Total from continuing operations	$4,016	100%	$818	100%	$4,585	100%	$437	100%

	Nine Months Ended September 30,
	2010				2009
	Total Revenue (2)		Net Income (Loss)		Total Revenue (2)		Net Income (Loss)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$8,072	66%	$1,688	72%	$8,363	67%	$468	80%
Consumer Banking	3,451	28	785	33	2,999	24	252	43
Commercial Banking	1,088	9	67	3	959	8	(77)	(13)
Other(3)(4)	(397)	(3)	(191)	(8)	146	1	(60)	(10)

Total from continuing operations	$12,214	100%	$2,349	100%	$12,467	100%	$583	100%
______________

(1)	See “Note 12 – Business Segments” for a reconciliation of our total business segment results to our consolidated GAAP results.

(2)
Total revenue consists of net interest income and non-interest income. Total company revenue displayed for 2009 is based on our non-GAAP managed basis results.  For more information on this measure and a reconciliation to the comparable GAAP measure, see “Exhibit 99.3— Reconciliation to GAAP Financial Measures.”

(3)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 12 – Business Segments”.

(4)	During the first quarter of 2009, Chevy Chase Bank was included within the Other category.

II. IMPACT FROM ADOPTION OF NEW CONSOLIDATION ACCOUNTING STANDARDS

Impact on Reported Financial Information

Effective January 1, 2010, we prospectively adopted two new accounting standards that had a significant impact on our accounting for entities previously considered to be off-balance sheet arrangements. The adoption of these new accounting standards resulted in the consolidation of our credit card securitization trusts, one of our installment loan trusts and certain option-adjustable rate mortgage (“option-ARM”) loan trusts originated by Chevy Chase Bank. Prior to January 1, 2010, transfers of our credit card receivables, installment loans and certain option-adjustable rate mortgage loans to our securitization trusts were accounted for as sales and treated as off-balance sheet. At the adoption of these new accounting standards on January 1, 2010, we added to our reported consolidated balance sheet $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors. We also recorded an after-tax charge to retained earnings on January 1, 2010 of $2.9 billion, reflecting the net cumulative effect of adopting these new accounting standards. This charge primarily related to the addition of $4.3 billion to our allowance for loan and lease losses for the newly consolidated loans and the recording of $1.6 billion in related deferred tax assets. The initial recording of these amounts on our reported balance sheet as of January 1, 2010 had no impact on our reported income. We provide additional information on the impact on our financial statements from the adoption of these new accounting standards in “Note 1—Summary of Significant Accounting Policies” and “Note 5—Variable Interest Entities and Securitizations.”  We discuss the impact on our capital ratios below in “Capital.”

Although the adoption of these new accounting standards does not change the economic risk to our business, specifically our exposure to liquidity, credit and interest rate risks, the prospective adoption of these rules has a significant impact on our capital ratios and the presentation of our reported consolidated financial statements, including changes in the classification of specific consolidated statements of income line items. The most significant changes to our reported consolidated financial statements are outlined below:

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

	•	Amounts previously recorded as servicing and securitization income are now classified in our results of operations in the same manner as the earnings on loans not held in securitization trusts.

Financial Statement	Accounting and Presentation Changes

Statement of Cash Flows	•	Significant change in the amounts of cash flows from investing and financing activities.

Beginning with the first quarter of 2010, our reported consolidated statements of income no longer reflect securitization and servicing income related to newly consolidated loans. Instead, we report interest income, net charge-offs and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trust to third party investors in the same consolidated statements of income categories as loan receivables and corporate debt. Additionally, we no longer record initial gains on new securitization activity since the majority of our securitized loans will no longer receive sale accounting treatment. Because our securitization transactions are being accounted for under the new consolidation accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities. Notwithstanding this change in accounting, our securitization transactions are structured to legally isolate the receivables from the Company, and we do not expect to be able to access the assets of our securitization trusts. We do, however, continue to have the rights associated with our retained interests in the assets of these trusts.

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

We believe that investors will be able to better understand our financial results and evaluate trends in our business if our period-over-period data are reflected on a more comparable basis. Accordingly, unless otherwise noted, this MD&A compares our reported GAAP financial information as of and for the three months and nine months ended September 30, 2010 with our non-GAAP managed based financial information as of and for the three months and nine months ended September 30, 2009 and as of December 31, 2009. We provide a reconciliation of our non-GAAP managed based information for periods prior to January 1, 2010 to the most comparable reported GAAP information in “Exhibit 99.3— Reconciliation to GAAP Financial Measures.”

III. EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

Financial Highlights

We reported net income attributable to common shareholders of $803 million ($1.76 per diluted share) in the third quarter of 2010, with all of our business segments contributing to earnings.   In comparison, we reported net income of $608 million ($1.33 per diluted share) in the second quarter of 2010 and net income of $394 million ($0.87 per diluted share) in the third quarter of 2009.  We generated net income of $2.0 billion ($4.49 per diluted share) in the first nine months of 2010, compared with a net loss of $56 million ($(0.13) per diluted share) in the first nine months of 2009.  As noted above, the presentation of our results on a non-GAAP managed basis prior to January 1, 2010 assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. These classification differences resulted in differences in certain revenue and expense components of our results of operations on a reported basis and our results of operations on a managed basis, although net income for both bases was the same.

The increase in our net income of $195 million, or 32%, in the third quarter of 2010 from the second quarter of 2010 was attributable to an increase in total revenue and reduction in loss from discontinued operations, which were offset by an increase in our provision for loan and lease losses.

•
Increase in total revenue:  Total revenue in the third quarter of 2010 increased by $112 million, or 3%, from the second quarter of 2010, reflecting a modest increase in net interest income and an increase in non-interest income of $100 million due to a significant reduction in the mortgage loan repurchase provision related to continuing operations recorded in the third quarter of 2010.

•
Decrease in loss from discontinued operations:  The loss from discontinued operations decreased by $189 million from the second quarter of 2010 to $15 million in the third quarter of 2010, attributable to the absence of the prior quarter after-tax provision for mortgage loan repurchase losses of $199 million ($309 million pre-tax) related to discontinued operations in the third quarter of 2010 related to discontinued operations.

•
Increase in provision for loan and lease losses:  The favorable impact from the increase in total revenue and decrease in loss from discontinued operations was partially offset by an increase in our provision for loan and lease losses of $144 million, driven by a smaller allowance release of $624 million in the third quarter of 2010, compared with a release of $1.0 billion in the second quarter of 2010.  Although we reduced our allowance release, our credit quality indicators continued to show signs of improvement as a result of the slowly improving economy and actions taken by us over the past several years to improve underwriting standards and exit portfolios with unattractive credit metrics.

As a result of our earnings in the third quarter of 2010, our financial strength and capacity to absorb risk remained high. Our Tier 1 risk-based capital ratio of 11.1% as of September 30, 2010, was up 120 basis points from 9.9% at the end of the second quarter of 2010 and comfortably above the regulatory well-capitalized minimum.  Our Tier 1 common equity ratio, a non-GAAP measure, increased to 8.2%, up 120 basis points from 7.0% at the end of the second quarter of 2010, and our tangible common equity to tangible managed assets (“TCE ratio”), also a non-GAAP measure, increased to 6.6%, up 50 basis points from 6.1% at the end of the second quarter of 2010.  We provide a reconciliation of these non-GAAP measures to the comparable GAAP measures in the "Capital" section of this report and in “Exhibit 99.3— Reconciliation to GAAP Financial Measures.”

Below are additional highlights of our performance for the third quarter and first nine months of 2010. These highlights generally are based on a comparison of our reported results for the third quarter and first nine months of 2010 to our managed results for the third quarter and first nine months of 2009. The highlights of changes in our financial condition and credit performance are generally based on our reported financial condition and credit statistics as of September 30, 2010, compared with our financial condition and credit performance on a managed basis as of December 31, 2009. We provide a more detailed discussion of our results of operation, financial condition and credit performance in “Consolidated Financial Performance,” “Consolidated Balance Sheet Analysis and Credit Performance” and “Business Segment Financial Performance.”

•
Credit Card: Our Credit Card business generated net income of $631 million and $1.7 billion in the third quarter and first nine months of 2010, respectively, up from $292 million and $468 million in the third quarter and first nine months of 2009, respectively. The primary drivers of the improvement in our Credit Card business results were an increase in the net interest margin and a significant decrease in the provision for loan and lease losses. The increase in the net interest margin was attributable to the combined impact of higher asset yields and lower funding costs. The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that we implemented during 2009 and the continued benefit from rising collectability estimates due to favorable credit trends, while the decrease in our funding costs was attributable to the lower interest rate environment. The decrease in the provision for loan and lease losses was due to more favorable credit quality trends as well as a decline in outstanding loan balances. Of the $624 million and $2.2 billion reduction in the allowance in the third quarter and first nine months of 2010, respectively, $569 million and $1.8 billion, respectively, was attributable to our Credit Card business.

•
Consumer Banking: Our Consumer Banking business generated net income of $175 million and $785 million in the third quarter and first nine months of 2010, up from $145 million and $252 million in the third quarter and first nine months of 2009, respectively. The significant improvement in profitability in our Consumer Banking business was attributable to improved credit conditions and consumer credit performance, particularly within our auto loan portfolio, including reduced charge-offs. The decrease in charge-offs resulted in a substantial reduction in the provision for loan and lease losses and allowance releases.  Our Consumer Banking business also benefited from deposit growth resulting from our continued strategy to leverage our bank outlets to attract lower cost funding sources and from improved deposit spreads, as we continue to shift the mix of our deposits to lower cost consumer savings and money market deposits from higher cost time deposits.

•
Commercial Banking: Our Commercial Banking business generated net income of $39 million and $67 million in the third quarter and first nine months of 2010, compared with a net loss of $128 million and $77 million in the third quarter and first nine months of 2009.  The improvement in results for our Commercial Banking business was attributable to the stabilization in credit performance trends since the end of 2009, resulting in a significant reduction in the provision for loan and lease losses.  Strong deposit growth resulting from our continued strategy to grow deposits as a lower cost funding source, as well as  improved deposit spreads resulting from repricing of higher rate deposits to lower rates in response to the overall lower interest rate environment also provided a benefit to our Commercial Banking business. While our Commercial Banking credit metrics remain elevated, the commercial real estate market has exhibited signs of continuing improvement, including increasing leasing activity, declining vacancies and re-entry of traditional commercial real estate investors and sponsors into the market, particularly in New York where we have our most significant concentration.

•
Total Loans: Total loans held for investment decreased by $10.5 billion, or 8%, during the first nine months of 2010 to $126.3 billion as of September 30, 2010, from $136.8 billion as of December 31, 2009. This decrease was primarily due to the expected run-off of intallment loans in our Credit Card business and mortgage loans in our Consumer Banking business, elevated charge-offs and weak consumer demand.

•
Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remain elevated, these rates continued to show signs of improvement in the third quarter of 2010. The net charge-off rate decreased to 4.82% in the third quarter of 2010, from 5.36% in the second quarter of 2010, and the 30+ day performing delinquency rate decreased to 3.71%, from 3.81% in the second quarter of 2010.  Based on strong credit performance trends, such as the significant decline in the 30+ day performing delinquency rate from 4.73% at the end of 2009, we believe our net-charge offs peaked in the first quarter of 2010.

•
Allowance for Loan and Lease Losses:  As a result of the adoption of the new consolidation accounting guidance, we increased our allowance for loan and lease losses by $4.3 billion to $8.4 billion on January 1, 2010. The initial recording of this amount on our reported balance sheet as of January 1, 2010 reduced our stockholders’ equity but had no impact on our reported results of operations. After taking into consideration the $4.3 billion addition to our allowance for loan and lease losses on January 1, 2010, our allowance for loan and lease losses decreased by $2.2 billion during the first nine months of 2010, to $6.2 billion as of September 30, 2010.  The decrease was attributable to an overall improvement in credit quality trends, as well as the decrease in loan balances. The allowance as a percentage of our total reported loans held for investment was 4.89% as of September 30, 2010, compared with 5.35% as of June 30, 2010 and 4.55% as of December 31, 2009.

•
Representation and Warranty Reserve: We have established reserves for our mortgage loan repurchase exposure related to the sale of mortgage loans to various parties under contractual provisions that include various representations and warranties. These reserves reflect inherent losses as of each balance sheet date that we consider to be both probable and estimable.  We recorded a provision for this exposure of $16 million in the third quarter of 2010, all of which was included in non-interest income, compared with $404 million in the second quarter of 2010, of which $95 million was included in non-interest income and $309 million was included in discontinued operations.  We recorded a provision of $644 million for the first nine months of 2010, of which $211 million was included in non-interest income and $433 million was included in discontinued operations.  The significant decrease in the mortgage loan repurchase provision in the third quarter of 2010 was attributable to refinements we made during the first and second quarters of 2010 in estimating our mortgage representation and warranty reserves, which resulted in a much higher expense for the second quarter of 2010.  These refinements included extending the timeframe over which we estimate our repurchase liability, in most cases to the full life of the mortgage loans sold by our subsidiaries for groups of loans for which we believe repurchases are probable.  Our representation and warranty reserves totaled $836 million as of September 30, 2010, compared with $238 million as of December 31, 2009.

Business Environment and Significant Recent Developments

We continue to operate in an environment of elevated economic and regulatory uncertainty.   The overall economic recovery remains modest and fragile, which has been reflected in the assumptions we have applied in our underwriting standards and in determining our allowance for loan and lease losses for several quarters.   Recent labor market statistics indicate continuing stagnation.  The unemployment rate continues to be persistently high, remaining close to ten percent.  We also continue to see risks in the housing market, due in part to the large backlog of homes in the foreclosure process and high rate of delinquent loans, which could be exacerbated if recent disruptions in industry foreclosure practices continue.  Regulatory uncertainty remains elevated with the ongoing and expected development of new regulations and regulatory organizations resulting from the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.  We provide more information on recent regulatory developments in “Supervision and Regulation.”

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Quarterly Report on Form 10-Q. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies.  Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.  Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those in our forward-looking statements.  Forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.  See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of our 2009 Form 10-K for factors that could materially influence our results.

Total Company Expectations

•
Total Loans:  The pace of loan balance decline has slowed, reflecting the decline in charge-offs, gradual abatement of expected portfolio run-offs and seasonal consumer spending trends.  We expect loan balances to reach a bottom over the next few quarters, stabilize and begin to grow modestly in 2011. The timing and pace of expected growth will depend on broader economic trends that impact overall consumer and commercial demand.  As consumer demand returns, we believe our Domestic Card business is well positioned to gain market share in the new more level playing field created by the CARD Act, due in part to recent product innovations and partnership growth opportunities, such as the expected launching of the recently announced Kohl’s Corp. private-label credit card partnership.

•
Securitization Liability:  We expect the securitized debt obligation to decline to approximately $27 billion by the end of 2010, which represents a decrease of 44% from the balance as of January 1, 2010.

•
Earnings:   We expect our quarterly revenue margins, which remain at elevated levels, to decline, driven primarily by a decline in our Domestic Card revenue margin from the current level as the factors keeping it elevated normalize over time.  We expect our marketing expenses to increase to more normal levels.  Based on current trends, we believe our quarterly “pre-provision” earnings (earnings excluding our provision for loan and lease losses) will decline heading into 2011 and stabilize in 2011.

Based on the underlying credit trends we are experiencing, we believe our allowance for loan and lease losses will likely continue to decline in the near-term.

•
Capital:   As permitted under the capital rules issued by banking regulators in January 2010, we elected to phase in the impact from the adoption of the new consolidation accounting standards on risk-based capital over 2010 and the first quarter of 2011.  We expect our Tier 1 risk-based capital ratio and our non-GAAP Tier 1 common equity ratio to decline into the first quarter of 2011, primarily due to two factors that affect the numerator and denominator used in calculating these ratios: (i) a decrease in the numerator resulting from the disallowance of a portion of the deferred tax assets and (ii) an increase in the denominator due to the remaining phase-in during the first quarter of 2011 of risk-weighted assets resulting from the new consolidation accounting standards.  The disallowance of the deferred tax asset is expected to peak in the first quarter of 2011.  As we reduce our allowance for loan and lease losses and generate earnings, we expect our disallowed deferred tax asset amount will decrease and contribute to an increase in our Tier 1 capital ratios in 2011.  Despite the near-term decline in our Tier 1 risk-based capital ratio, we expect our Tier 1 risk-based capital ratio will remain above well-capitalized minimum levels throughout the regulatory capital phase-in period for the new consolidation standards.  Because the phase-in of the new consolidation accounting standards does not impact the TCE ratio, we expect our TCE ratio to reflect our underlying business performance and balance sheet growth.

Based on the current definitions proposed by the Basel Committee, we expect to reach the Basel III minimum common equity ratio, including the capital conservation buffer, in 2011.

Business Segment Expectations

Credit Card Business

We experienced a partial quarter impact in the third quarter of 2010 from the reduction in late fees resulting from the August 22, 2010 implementation of the Federal Reserve “reasonable and proportional” fee regulations related to the CARD Act.  Although the major impacts from the Credit CARD Act and cyclical forces will be fully absorbed in the fourth quarter of 2010, our Domestic Card revenue margin remains elevated because of better than expected credit performance and lower than expected account balances with low introductory promotional interest rates due to weak consumer demand.  We expect both of these factors to normalize over time, resulting in a decline in our quarterly Domestic Card revenue margin from the current level.

After the CARD Act revenue impacts are absorbed, we believe that Domestic Card revenue margin will be driven by market pricing, the competitive environment and credit performance.  Purchase volume and loan growth from increased origination, portfolio acquisitions or partnerships, including the expected launch of the Kohl’s partnership in early 2011, will also affect revenue margins.

Consumer Banking Business

In our Consumer Banking business, we expect the balance of loans in our mortgage portfolio, which largely remains in a run-off mode, to continue to decline during 2010.

Commercial Banking Business

In our Commercial Banking business, nonperforming asset rates and criticized loans improved modestly for two consecutive quarters.  We believe, however, that the charge-off rate for our Commercial Banking business will fluctuate over the next several quarters, consistent with typical quarterly variability in commercial banking charge-off rates.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions.  The use of fair value to measure our financial instruments is fundamental to the preparation of our consolidated financial statements because we account for and record a significant portion of our assets and liabilities at fair value.  Accordingly, we provide information below on financial instruments recorded at fair value in our consolidated balance sheets. We also discuss below refinements we made during the first nine months of 2010 in estimating our loss contingency reserves for mortgage loan repurchase claims pursuant to representation and warranty provisions.  Management has discussed significant changes in the judgments or assumptions involved in applying our critical accounting policies with the Audit and Risk Committee of the Board of Directors.

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 21% of our total reported assets of $196.9 billion as of September 30, 2010, compared with 26% of our total reported assets of $169.6 billion as of December 31, 2009.  Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 3% of these financial instruments (1% of total assets) as of September 30, 2010, and approximately 14% (4% of total assets) as of December 31, 2009.  The decreases in the percentage of financial instruments measured at a fair value on a recurring basis and in the percentage of financial instruments measured using Level 3 inputs were primarily attributable to the increase in our assets from the adoption of the new consolidation accounting standards, as the consolidated loans are generally classified as held for investment and are therefore not measured at fair value on a recurring basis. We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 11—Fair Value of Financial Instruments.”

Representation and Warranty Reserve

We sell mortgage loans to various parties, including government sponsored enterprises (“GSEs”), under contractual provisions that include various representations and warranties which typically cover the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan's compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor for credit losses incurred on the loan in the event of a material breach of contractual representations or warranties.

We have established a mortgage repurchase reserve related to various representations and warranties that reflects management’s estimate of probable losses as of each balance sheet date. We regularly evaluate our process for estimating our representation and warranty reserve and assess the adequacy of the reserve on a quarterly basis based on a combination of factors.  Factors we consider in establishing the representation and warranty reserve include without limitation: identity of counterparty and the nature of the representation and warranties made to it, trends in repurchase requests, the number and amount of currently open repurchase requests, the status of any litigation arising from repurchase requests, current and future levels of estimated lifetime loan losses to the extent the losses can reasonably be determined, trends in success rates (i.e. the probability that repurchase requests lead to payments), estimated future success rates, estimated gross loss per claim, and estimated value of the underlying collateral.  The reserve-setting process relies heavily on estimates, which are inherently uncertain and require the application of judgment.

During the first and second quarters of 2010, we refined our process for estimating our representation and warranty reserve due primarily to counterparty activity and our ability to extend the timeframe over which we estimate our repurchase liability, in most cases, to the full life of the mortgage loans sold by our subsidiaries for groups of loans for which we believe repurchases are probable.

Our representation and warranty mortgage repurchase reserve, which we report as a component of other liabilities in our consolidated balance sheets, totaled $836 million as of September 30, 2010, compared with $238 million as of December 31, 2009.  We provide additional information on our representation and warranty reserves below in “Consolidated Balance Sheet Analysis and Credit Performance—Representation and Warranty Reserve” and in “Note 13—Commitments Contingencies and Guarantees.”

See our 2009 Form 10-K in “Part I—Item 7. MD&A—Critical Accounting Estimates” for an additional discussion of our critical accounting policies and estimates.

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.2 billion and $801 million, respectively, as of September 30, 2010, and our maximum exposure to loss was $2.3 billion. We provide a discussion of our activities related to these VIEs in “Note 5—Variable Interest Entities and Securitizations.”

VII. CONSOLIDATED FINANCIAL PERFORMANCE

The section below provides a comparative discussion of our consolidated corporate financial performance for the three and nine months ended September 30, 2010 and 2009.  Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below displays the major sources of our interest income and interest expense for the three and nine months ended September 30, 2010 and 2009.  We present for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, the interest earned or paid and the average yield or cost during the period in Table A under “Supplemental Statistical Tables.”  We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

Table 3: Net Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009 (1)
(Dollars in millions)	Reported	Reported	Managed	Reported	Reported	Managed
Interest income:
Loans held-for-investment:
Consumer loans(2)	$3,148	$1,839	$3,369	$9,594	$5,509	$9,657
Commercial loans	299	381	381	988	1,140	1,140
Total loans held for investment, including past-due fees	3,447	2,220	3,750	10,582	6,649	10,797
Investment securities	347	399	399	1,037	1,206	1,206
Other	21	83	18	60	214	51
Total interest income	3,815	2,702	4,167	11,679	8,069	12,054
Interest expense:
Deposits	358	479	479	1,125	1,666	1,666
Securitized debt obligations	191	63	321	644	228	1,037
Senior and subordinated notes	72	74	74	211	189	189
Other borrowings	85	81	81	265	243	243
Total interest expense	706	697	955	2,245	2,326	3,135
Net interest income	$3,109	$2,005	$3,212	$9,434	$5,743	$8,919
______________

(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first nine months of 2009 include only a partial impact from Chevy Chase Bank.

(2)	Interest income on credit card, auto, mortgage and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.

Table 4 presents the changes in our reported net interest income for the three and nine months ended September 30, 2010 from our reported net interest income for the three and nine months ended September 30, 2009, and the extent to which those changes were attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4:  Rate/Volume Analysis of Net Interest Income—Reported

	Three Months Ended September 30, 2010 vs. 2009(1)			Nine Months Ended September 30, 2010 vs. 2009(1)
	Total	Variance Due to(2)		Total	Variance Due to (2)
(Dollars in millions)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Loans held-for-investment:
Consumer loans	$1,309	$837	$472	$4,085	$2,538	$1,547
Commercial loans	(82)	(7)	(75)	(152)	(19)	(133)
Total loans held for investment, including past-due fees	1,227	676	551	3,933	2,079	1,854
Investment securities	(52)	25	(77)	(169)	82	(251)
Other	(62)	(18)	(44)	(154)	(6)	(148)
Total interest income	1,113	554	559	3,610	1,856	1,754
Interest expense:
Deposits	(121)	5	(126)	(541)	7	(548)
Securitized debt obligations	128	(27)	156	416	598	(182)
Senior and subordinated notes	(2)	(7)	5	22	3	19
Other borrowings	4	(23)	27	22	(69)	91
Total interest expense	9	4	5	(81)	467	(548)
Net interest income	$1,104	$419	$685	$3,691	$1,358	$2,333
______________

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)
We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Table 5 presents the changes in our reported net interest income for the three and nine months ended September 30, 2010 from our managed net interest income for the three and nine months ended September 30, 2009, and the extent to which those changes were attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 5:  Rate/Volume Analysis of Net Interest Income—Reported  2010 vs. Managed 2009

	Three Months Ended September 30, 2010 vs. 2009(1)			Nine Months Ended September 30, 2010 vs. 2009(1)
	Total	Variance Due to(2)		Total	Variance Due to (2)
(Dollars in millions)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Loans held-for-investment:
Consumer loans	$(221)	$(521)	$300	$(63)	$(1,365)	$1,302
Commercial loans	(82)	(7)	(75)	(152)	(19)	(133)
Total loans held for investment, including past-due fees	(303)	(465)	162	(215)	(1,230)	1,015
Investment securities	(52)	25	(77)	(169)	82	(251)
Other	3	5	(2)	9	24	(15)
Total interest income	(352)	(297)	(55)	(375)	(679)	304
Interest expense:
Deposits	(121)	5	(126)	(541)	7	(548)
Securitized debt obligations	(130)	(99)	(31)	(393)	(213)	(180)
Senior and subordinated notes	(2)	(7)	5	22	3	19
Other borrowings	4	(23)	27	22	(69)	91
Total interest expense	(249)	(93)	(156)	(890)	(220)	(670)
Net interest income	$(103)	$(237)	$134	$515	$(513)	$1,028
______________

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)
We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Our reported net interest income of $3.1 billion for the third quarter of 2010 decreased by 3% from managed net interest income of $3.2 billion for the third quarter of 2009, driven by a 4% (30 basis points) expansion of our net interest margin to 7.21%, which was more than offset by a 7% decrease in our average interest-earning assets.

Our reported net interest income of $9.4 billion for the first nine months of 2010 increased by 6% from managed net interest income of $8.9 billion for the first nine months of 2009, driven by a 12% (76 basis points) expansion of our net interest margin to 7.13%, which was partially offset by a 6% decrease in our average interest-earning assets.

The increase in net interest margin in the third quarter and first nine months of 2010 was primarily attributable to a significant reduction in our average cost of funds.  In addition, the average yield on interest-earning assets increased during the first nine months of 2010. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. Also, the overall interest rate environment, combined with our disciplined pricing, drove a decrease in our average deposit interest rates. The increase in the average yield on our interest-earning assets during the first nine months of 2010 reflected the benefit of pricing changes that we implemented during 2009, which contributed to an increase in the average yield on our loan portfolio, as well as improved credit conditions, which has allowed us to recognize a greater proportion of previously reserved uncollected finance charges into income.

The decrease in our average interest-earning assets in the third quarter and first nine months of 2010 reflected the combined impact of the run-off of our installment loan and mortgage loan portfolios, elevated charge-offs and a decline in credit card account loan balances.

Non-Interest Income

Non-interest income consists of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income. We also record the mortgage loan repurchase provision related to continuing operations in non-interest income.  Prior to the adoption of the new consolidation accounting standards on January 1, 2010, our reported non-interest income included servicing fees, finance charges, other fees, net charge-offs and interest paid to third party investors related to our securitization trusts as a component of non-interest income. In addition, when we created securitization trusts, we recognized gains or losses on the transfer of loans to these trusts and recorded our initial retained interests in the trusts. Beginning January 1, 2010, unless we qualify for sale accounting under the new consolidation accounting standards, we will no longer recognize a gain or loss or record retained interests when we transfer loans into securitization trusts. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are now reported as a component of net interest income instead of as a component of non-interest income.

Table 6 displays the components of non-interest income for the three and nine months ended September 30, 2010 and 2009.

Table 6: Non-Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009(1)
(Dollars in millions)	Reported	Reported	Managed	Reported	Reported	Managed
Non-interest income:
Servicing and securitizations	$13	$721	$24	$(3)	$1,537	$(235)
Service charges and other customer-related fees	496	496	766	1,577	1,494	2,271
Interchange	346	123	370	991	389	1,058
Net other-than-temporary impairment	(5)	(11)	(11)	(62)	(22)	(22)
Other	57	224	224	272	476	476
Total non-interest income	$907	$1,553	$1,373	$2,775	$3,874	$3,548
______________

(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first nine months of 2009 include only a partial impact from Chevy Chase Bank.

Non-interest income of $907 million for the third quarter of 2010 decreased by $466 million, or 34%, from managed non-interest income of $1.4 billion for the third quarter of 2009.  Non-interest income of $2.8 billion for the first nine months of 2010 decreased by $773 million, or 22%, from managed non-interest income of $3.5 billion for the third quarter of 2009.

The decrease in non-interest income in the third quarter and first nine months of 2010 was primarily attributable to a reduction in over-limit fees as result of provisions under the CARD Act, a decline in the fair value of our mortgage servicing rights due to the run-off of our mortgage portfolio, and an increase in the provision for mortgage loan repurchases.

We recorded a provision for mortgage loan repurchase exposure of $16 million in the third quarter of 2010, all of which was included in non-interest income, and a provision of $644 million in the first nine months of 2010, of which $211 million was included in non-interest income.   We provide additional information on representation and warranty claims in “Critical Accounting Polices and Estimates” and in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”

The net other-than-temporary losses of $5 million and $62 million recorded in the third quarter and first nine months of 2010, respectively, primarily resulted from the deterioration in the credit quality of certain non-agency mortgage-related securities due to the continued weakness in the housing market and high unemployment.  We also recorded other-than-temporary impairment on certain other non-agency mortgage-related securities in the first and second quarters of 2010 because of our intent to sell the securities. We provide additional information on other-than-temporary recognized on our available-for-sale securities in “Note 3—Investment Securities.”

Provision for Loan and Lease Losses

We build our allowance for loan and lease losses through the provision for loan and lease losses. Our provision for loan and lease losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable credit losses inherent in our loan portfolio as of each balance sheet date. Table 16 below under “Consolidated Balance Sheet Analysis—Summary of Allowance for Loan and Lease Losses” summarizes changes in our allowance for loan and lease losses and details the provision for loan and lease losses recognized in our consolidated statements of income and the charge-offs recorded against our allowance for loan and lease losses for the three and nine months ended September 30, 2010 and 2009.

We recorded a provision for loan and lease losses of $867 million and $3.1 billion for the third quarter and first nine months of 2010, respectively, compared with a provision for loan and lease losses on a managed basis of $2.2 billion and $6.2 billion for the third quarter and first nine months of 2009, respectively. The decrease in our provision expense for loan and lease losses reflected the significant reduction in our allowance for loan and lease losses during the third quarter and first nine months of 2010, attributable to the overall continued improvement in credit performance trends.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses also are included in non-interest expense. Table 7 displays the components of non-interest expense for the three and nine months ended September 30, 2010 and 2009.

Table 7: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in millions)	Reported	Reported/ Managed(1)	Reported	Reported/ Managed(1)
Non-interest expense:
Salaries and associated benefits	$641	$648	$1,937	$1,837
Marketing	250	104	650	400
Communications and data processing	178	176	512	569
Supplies and equipment	129	123	381	370
Occupancy	135	114	371	329
Restructuring expense	—	26	—	87
Other(2)	663	611	1,992	1,877
Total non-interest expense	$1,996	$1,802	$5,843	$5,469
______________

(1)	There were no differences in reported and managed non-interest expense amounts for the three and nine months ended September 30, 2009.

(2)	Consists of professional services expenses, credit collection costs, fee assessments and intangible amortization expense.

Non-interest expense of $2.0 billion for the third quarter of 2010 was up $194 million, or 11%, from the third quarter of 2009, and non-interest expense of $5.8 billion for the first nine months of 2010 was up $374 million, or 7%, from the first nine months of 2009.   The increase in non-interest expense in both periods was primarily attributable to higher marketing costs, legal reserves and non-income tax-related accruals.

Income Taxes

Our effective income tax rate on income from continuing operations was 29.1% in the third quarter of 2010, up from 25.0% in the third quarter of 2009, and 28.8% for the first nine months of 2010, up from 23.5% for the first nine months of 2009.  The variance in our effective tax rate between periods is due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and permanent tax items.  The increase in our effective tax rate in the third quarter and first nine months of 2010 reflected the reduced relative benefit of tax-exempt income and tax credits as a result of the increase in our pre-tax earnings.  We recorded a $71 million tax benefit primarily from the settlement of certain pre-acquisition tax liabilities related to North Fork and resolution of certain tax issues before the U.S. Tax Court in the first nine months of 2010, which partially offset the increase in our effective tax rate for this period.

We provide additional information on items affecting our income taxes and effective tax rate in our 2009 Form 10-K under “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflect ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007.  We recorded a loss from discontinued operations, net of tax of $15 million in the third quarter of 2010, compared with a loss of $43 million in the third quarter of 2009.  Loss from discontinued operations totaled $303 million in the first nine months of 2010, compared with a loss of $75 million in the first nine months of 2009.

The significant increase in loss from discontinued operations in the first nine months of 2010 was attributable to the increase in our mortgage loan repurchase representation and warranty reserves.  We recorded a provision for mortgage loan repurchase exposure of $644 million in the first nine months of 2010, of which $433 million was included in discontinued operations.  We provide additional information on representation and warranty claims in “Critical Accounting Polices and Estimates” and in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”

VIII. CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $196.9 billion as of September 30, 2010, after taking into consideration the $41.9 billion of assets added to our balance sheet on January 1, 2010 as a result of the adoption of the new consolidation standards,  decreased by $14.6 billion, or 9%, during the first nine months of 2010. Total liabilities of $170.9 billion as of September 30, 2010, after taking into consideration the $44.3 billion of securitization debt added to our balance sheet on January 1, 2010 as a result of the adoption of the new consolidation standards, decreased by $16.5 billion, or 12%, during the first nine months of 2010. Our stockholders’ equity, after taking into account the cumulative effect after-tax charge of $2.9 billion to retained earnings on January 1, 2010 from the adoption of the new consolidation accounting standards, increased by $2.4 billion during the first nine months of 2010, to $26.1 billion as of September 30, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $2.0 billion for the first nine months of 2010.

Following is a discussion of material changes, excluding the impact from our January 1, 2010 adoption of the new consolidation accounting standards, in the major components of our assets and liabilities during the first nine months of 2010.

Investment Securities

Our investment securities portfolio, which had a fair value of $39.9 billion and $38.9 billion, as of September 30, 2010 and December 31, 2009, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage related securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans and home equity lines of credit; municipal securities; and limited Community Reinvestment Act (“CRA”) equity securities.  Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies.  Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 69% of our total investment securities portfolio as of September 30, 2010, compared with 75% as of December 31, 2009.

All of our investment securities were classified as available for sale as of September 30, 2010 and reported in our consolidated balance sheet at fair value.  Table 8 presents, for the major categories of our investment securities, the amortized cost and fair value as of September 30, 2010 and December 31, 2009.

Table 8: Investment Securities

	September 30, 2010		December 31, 2009
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$374	$390	$379		$392
U.S. Agency debt obligations(1)	351	368	455		477
Collateralized mortgage obligations (“CMO”):
Agency(2)	11,845	12,231	8,174		8,300
Non-agency	1,182	1,084	1,608		1,338
Total CMOs	13,027	13,315	9,782		9,638
Mortgage-backed securities (“MBS”):
Agency(2)	14,278	14,755	19,429		19,858
Non-agency	794	734	1,011		826
Total MBS	15,072	15,489	20,440		20,684
Asset-backed securities(3)	9,821	9,916	7,043		7,192
Other securities(4)	394	448	440		447
Total securities available for sale	$39,039	$39,926	$38,539		$38,830
Securities held to maturity:
Total securities held to maturity	$—	$—	$80	(5)	$80	(5)
______________

(1)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $350 million and $454 million, as of September 30, 2010 and December 31, 2009, respectively, and fair values of $367 million and $476 million, as of September 30, 2010 and December 31, 2009, respectively.

(2)
Consists of mortgage-related securities issued by Fannie Mae and Freddie Mac with amortized cost of $16.0 billion and $8.0 billion, respectively, and fair value of $16.5 billion and $8.3 billion, respectively, as of September 30, 2010. Our Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of stockholders’ equity as of September 30, 2010.

(3)
Consists of securities collateralized by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans and home equity lines of credit. The distribution among these asset types was approximately 79.3% credit card loans, 5.8% auto loans, 7.6% student loans, 5.1% auto dealer floor plan inventory loans, 2.0% equipment loans and 0.2% home equity lines of credit as of September 30, 2010.  In comparison, the distribution was approximately 76.3% credit card loans, 14.0% auto loans, 6.9% student loans, 1.7% auto dealer floor plan inventory loans, 0.8% equipment loans and 0.3% home equity lines of credit as of December 31, 2009.  Approximately 90.7% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2010, compared with 84.2% as of December 31, 2009.

(4)	Consists of municipal securities and equity investments, primarily related to CRA activities.

(5)	Consists of negative amortization mortgage-backed securities.

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”).  We had gross unrealized gains of $1.1 billion and gross unrealized losses of $179 million on available-for sale securities as of September 30, 2010, compared with gross unrealized gains of $840 million and gross unrealized losses of $549 million as of December 31, 2009.  The increase in gross unrealized gains and decrease in gross unrealized losses in the first nine months of 2010 was primarily driven by a tightening of credit spreads, attributable to the improvement in credit performance and increased liquidity, and lower interest rates. Of the $179 million gross unrealized losses as of September 30, 2010, $167 million related to securities that had been in a loss position for more than 12 months.

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

Other-than-temporary impairment is recognized in earnings if one of the following conditions exists: (1) a decision to sell the security has been made; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) the amortized cost basis is not expected to be recovered. If, however, we have not made a decision to sell the security and we do not expect that we will be required to sell prior to recovery of the amortized cost basis, only the credit component of other-than-temporary impairment is recognized in earnings. The noncredit component is recorded in other comprehensive income (“OCI”). The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted based on the original yield, while the noncredit component is the remaining difference between the security’s fair value and amortized cost.

We recognized net OTTI on debt securities of $5 million and $62 million in the third quarter and first nine months of 2010, respectively, due in part to deterioration in the credit performance of certain securities resulting from the continued weakness in the housing market and high unemployment and our decision to sell certain other securities before recovery of the impairment amount.

We provide additional information on our available-for-sale securities in “Note 3—Investment Securities.”

Total Loans

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts.  Prior to our January 1, 2010 adoption of the new consolidation standards, a portion of our managed loans were accounted for as off-balance sheet. Loans underlying our securitization trusts are now reported on our consolidated balance sheets in restricted loans for securitization investors.  Table 9 presents the composition of our total loan portfolio, by business segments, as of September 30, 2010 and December 31, 2009.

Table 9: Loan Portfolio Composition

	September 30, 2010		December 31, 2009
(Dollars in millions)	Reported On-Balance Sheet	% of Total Loans	Reported On-Balance Sheet	Off-Balance Sheet	Total Managed	% of Total Loans
Credit Card business:
Credit card loans:
Domestic credit card loans	$49,324	39%	$13,374	$39,827	$53,201	39%
International credit card loans	7,473	6	2,229	5,951	8,180	6
Total credit card loans	56,797	45	15,603	45,778	61,381	45
Installment loans:
Domestic installment loans	4,515	4	6,693	406	7,099	5
International installment loans	14	—	44	—	44	—
Total installment loans	4,529	4	6,737	406	7,143	5
Total credit card	61,326	49	22,340	46,184	68,524	50
Consumer Banking business:
Automobile	17,643	14	18,186	—	18,186	13
Mortgage	12,763	10	14,893	—	14,893	11
Other retail	4,591	4	5,135	—	5,135	4
Total consumer banking	34,997	28	38,214	—	38,214	28
Total consumer(1)	96,323	77	60,554	46,184	106,738	78
Commercial Banking business:
Commercial and multifamily real estate(2)	13,383	11	13,843	—	13,843	10
Middle market	10,456	8	10,062	—	10,062	7
Specialty lending	3,813	3	3,555	—	3,555	3
Total commercial lending	27,652	22	27,460	—	27,460	20
Small-ticket commercial real estate	1,890	1	2,153	—	2,153	2
Total commercial banking	29,542	23	29,613	—	29,613	22
Other:
Other loans	469	—	452	—	452	—
Total	$126,334	100%	$90,619	$46,184	$136,803	100%
____________

(1)	Consumer loans consist of all of the loans in our Credit Card and Consumer Banking businesses.

(2)	Includes construction and land development loans totaling $2.7 billion and $2.5 billion as of September 30, 2010 and December 31, 2009, respectively.

Our total reported loans declined by $10.5 billion, or 8%, during the first nine months of 2010 to $126.3 billion as of September 30, 2010, from managed loans of $136.8 billion as of December 31, 2009.  The decline was primarily due to the run-off of loans in businesses that we either exited or repositioned early in the economic recession, elevated charge-offs and weak consumer demand. The run-offs are related to installment loans included in our Credit Card business, mortgage loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. Additionally, the decline was attributable to the sale of a portion of the small-ticket commercial real estate loan portfolio in the third quarter of 2010.  The decline was partially offset by the acquisition of the $807 million legacy Sony Card portfolio in the third quarter of 2010.

Credit Performance

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Key metrics that we track and use in evaluating the credit quality of our loan portfolio include delinquency rates, nonperforming assets, charge-off rates and loans classified as criticized. High unemployment, the decline in home prices and continued weak economic conditions have adversely affected the ability of consumers and businesses to meet their debt obligations, which has contributed to elevated rates of delinquencies, nonperforming loans and charge-offs. We present information in the section below on the credit performance of our loan portfolio, including the key metrics that we use in tracking changes in the credit quality of our loan portfolio.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum contractually required payment is not received by the due date.  Table 10 below compares 30+ day performing loan delinquency rates, by loan category, as of September 30, 2010, December 31, 2009 and September 30, 2009.  This table excludes delinquent loans classified as nonperforming, except for nonperforming delinquent automobile loans 90 days or more past due.  The delinquency rates presented are calculated, by loan category, based on our total loan portfolio.  Our total loan portfolio consists of loans recorded on our balance sheet, which includes loans acquired from Chevy Chase Bank, and loans held in our securitization trusts, which we previously referred to as our “managed” loan portfolio.  Loans acquired from Chevy Chase Bank were recorded at fair value at acquisition.  Because the fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, we do not report these loans as delinquent unless they do not perform in accordance with our expectations as of the purchase date.

Table 10:  30+ Day Performing Delinquencies(1)

	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Credit Card business:
Domestic credit card and installment	$2,437	4.53%	$3,487	5.78%	$3,331	5.38%
International credit card and installment	437	5.84	539	6.55	562	6.63
Total credit card	2,874	4.69	4,026	5.88	3,893	5.53
Consumer Banking business:
Automobile(1)	1,403	7.95	1,824	10.03	1,837	9.52
Mortgage(2)	88	0.69	188	1.26	182	1.17
Retail banking(2)	50	1.08	63	1.23	65	1.26
Total consumer banking(2)	1,541	4.40	2,075	5.43	2,084	5.19
Commercial Banking business:
Commercial and multifamily real estate	110	0.82	84	0.61	149	1.06
Middle market	13	0.13	46	0.46	32	0.32
Specialty lending	36	0.96	60	1.69	71	2.09
Small-ticket commercial real estate	88	4.65	121	5.59	128	5.32
Total commercial banking(2)	247	0.84	311	1.05	380	1.27
Other:
Other loans	24	5.10	53	11.60	60	9.10
Total	$4,686	3.71%	$6,465	4.73%	$6,417	4.55%
______________

(1)
Excludes delinquent loans classified as nonperforming, except for nonperforming delinquent automobile loans 90 days or more past on nonaccrual status.  Nonperforming delinquent auto loans 90 days or more past due on nonaccrual status included in this table totaled $93 million, $143 million and $145 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

(2)
The 30+ day performing delinquency rates, excluding the impact of loans acquired from Chevy Chase Bank, for mortgage, retail banking, total consumer banking, commercial and multifamily real estate, middle market, and total commercial banking were 1.15%, 1.12%, 5.18%, 0.84%, 0.13% and 0.85%, respectively, as of September 30, 2010, compared with 2.18%, 1.30%, 6.56%, 0.63%, 0.47% and 1.08%, respectively, as of December 31, 2009.

Delinquency rates for all loan categories, except commercial and multifamily real estate, showed signs of improvement during the first nine months of 2010, reflecting positive trends in credit conditions. In addition, expected seasonal trends and the diminishing initial adverse impact from the pricing changes we made during 2009 contributed to a reduction in the delinquency rate for domestic credit cards.

Table 11 presents an aging of 30+ day performing delinquent loans included in the above table. All loans presented in Table 11 were on accrual status as of the reported date except for automobile loans in our Consumer Banking business that were 90+ days delinquent.

Table 11:  Aging of 30+ Day Performing Delinquent Loans(1)

	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loan portfolio	$126,334	100.00%	$136,803	100.00%	$140,990	100.00%
Delinquency status:
30 – 59 days	$1,985	1.57%	$2,623	1.92%	$2,703	1.92
60 – 89 days	1,120	0.89	1,576	1.15	1,677	1.19
90 – 119 days	683	0.54	1,038	0.76	992	0.70
120 – 149 days	492	0.39	660	0.48	575	0.41
150 + days	406	0.32	568	0.42	470	0.33
Total	$4,686	3.71%	$6,465	4.73%	$6,417	4.55%
Geographic region:
Domestic	$4,249	3.58%	$5,926	4.61%	$5,855	4.42%
International	437	5.84	539	6.55	562	6.63
Total	$4,686	3.71%	$6,465	4.73%	$6,417	4.55%
90+ day performing delinquent loans(2)	$1,581	1.25%	$2,266	1.66%	$2,037	1.44%
____________

(1)
Excludes delinquent loans classified as nonperforming, except for nonperforming delinquent automobile loans 90 days or more past due on nonaccrual status.  Nonperforming delinquent auto loans 90 days or more past due on nonaccrual status included in this table totaled $93 million, $143 million and $145 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

(2)
Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect.  Credit card loans 90 days or greater past due which continue to accrue interest totaled $1.4 billion, $1.9 billion and $1.8 billion as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The reserve for billed credit card finance charges and fees considered uncollectible totaled $190 million, $490 million and $517 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Table 12 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of September 30, 2010 and December 31, 2009.  These loans consist primarily of credit card accounts between 90 days and 179 days past due.  As permitted by regulatory guidance issued by The Federal Financial Institutions Examination Council (“FFIEC”),  we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due.  While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 12:  90+ Days Delinquent Loans Accruing Interest

	September 30, 2010		December 31, 2009
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:
Credit card	$1,438	1.14%	$640	0.71%
Consumer	8	0.01	8	0.01
Commercial	42	0.03	11	0.01

Total	$1,488	1.18%	$659	0.73%
Geographic region:
Domestic	$1,286	1.02%	$589	0.65%
International	202	0.16	70	0.08

Total	$1,488	1.18%	$659	0.73%

Nonperforming Assets

We generally classify loans as nonperforming and place them on nonaccrual status when we believe the collectability of interest and principal is not reasonably assured.  When a loan is placed on nonaccrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.  Our policies for classifying loans, by loan category, as nonperforming are as follows:

•
Credit card loans:  As permitted by regulatory guidance issued by FFIEC, our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. We continue to accrue finance charges and fees on credit card loans until the account is charged-off.  However, we reduce the carrying amount of credit card loan balances by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

•
Consumer loans: We classify consumer loans as nonperforming at the earlier of the date when we determine that the collectability of interest or principal on the loan is not reasonably assured or when the loan is 90 days past due for automobile and mortgage loans and 120 days past due for other non-credit card consumer loans.

•
Commercial loans: We classify commercial loans as nonperforming at the earlier of the date we determine that the collectability of interest or principal on the loan is not reasonably assured or the loan is 90 days past due.

•
Modified loans and troubled debt restructurings (“TDRs”):  We initially classify modified loans, including TDRs, as nonperforming unless the borrower has demonstrated performance under the previous terms and the underwriting process indicates that the borrower has the capacity to continue to perform under the restructured terms.  Otherwise, the modified loan is classified as nonperforming and placed on nonaccrual status until the borrower demonstrates a sustained period of performance over several payment cycles, generally six months of consecutive payments, under the modified terms of the loan.

•
Loans acquired from Chevy Chase Bank: Loans that we acquired from Chevy Chase Bank were recorded at fair value at acquisition. Accordingly, we do not classify loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date.

Table 13 presents comparative information on nonperforming loans, by loan category, as of September 30, 2010 and December 31, 2009, and the ratio of nonperforming loans to our total loans.  Nonperforming loans held for sale are excluded from nonperforming loans, as they are recorded at lower of cost or fair value.

Table 13:  Nonperforming Loans and Other Nonperforming Assets(1)(2)

	September 30, 2010		December 31, 2009
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Automobile	$93	0.53%	$143	0.79%
Mortgage	494	3.87	323	2.17
Other retail	84	1.83	87	1.69
Total consumer banking	671	1.92	553	1.45
Commercial Banking business:
Commercial and multifamily real estate	308	2.30	429	3.10
Middle market	136	1.30	104	1.03
Specialty lending	60	1.57	74	2.08
Total commercial lending	504	1.82	607	2.21
Small-ticket commercial real estate	30	1.59	95	4.41
Total commercial banking	534	1.81	702	2.37
Other:
Other loans	62	13.22	34	7.52
Total nonperforming loans held for investment(3)	$1,267	1.00%	$1,289	0.94%
Other nonperforming assets:
Foreclosed property(4)	$299	0.24%	$234	0.17%
Repossessed assets	19	0.01	24	0.02
Total other nonperforming assets	318	0.25	258	0.19
Total nonperforming assets	$1,585	1.25%	$1,547	1.13%
____________

(1)
The ratio of nonperforming loans as a percentage of total loans held for investment are calculated based on the nonperforming loans in each loan category divided by the total outstanding unpaid principal balance of loans held for investment in each loan category. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(2)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank.  However, we do not report loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank, for commercial and multifamily real estate, middle market, total commercial banking, mortgages, retail banking, total consumer banking, and total nonperforming loans held for investment were 2.34%, 1.35%, 1.84%, 6.47%, 1.90%, 2.26% and 1.05%, respectively, as of September 30, 2010, compared with 3.18%, 1.07%, 2.43%, 3.75%, 1.78%, 1.75%, and 0.99%, respectively, as of December 31, 2009.  The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 1.32% and 1.19% as of September 30, 2010 and December 31, 2009, respectively.

(3)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 1.95% and 1.89% as of September 30, 2010 and December 31, 2009, respectively.

(4)	Includes $195 million of foreclosed properties related to loans acquired from Chevy Chase Bank.

The increase in our nonperforming loan ratio to 1.00% as of September 30, 2010, from 0.94% as of December 31, 2009 was primarily attributable to our mortgage and other loan portfolios. The weak economy, decline in property values and high unemployment continued to have an adverse impact on our commercial and mortgage loan portfolios.

Total nonperforming loans included TDRs totaling $72 million and $20 million as of September 30, 2010 and December 31, 2009, respectively.

Net Charge-Offs

Our net charge-offs consist of the unpaid principal balance of loans that are charged off net of recoveries of principal amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from net charge-offs. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans, which varies based on the loan type, is presented below.

•
Credit card loans:  We generally charge-off credit card loans when the account is 180 days past due from the statement cycle date. Credit card loans in bankruptcy are charged-off within 30 days of notification.  Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.

•
Consumer loans: We generally charge-off consumer loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for mortgage loans and 120 days for auto and other non-credit card consumer loans.  We calculate the charge-off amount for mortgage loans based on the difference between our recorded investment in the loan and the fair value of the underlying property and estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for declines in home values below our initial fair value and selling cost estimate at the date mortgage loans are charged-off.  Consumer loans in bankruptcy, except for auto and mortgage loans, generally are charged-off within 30 days of receipt of notification from the bankruptcy court.  Auto and mortgage loans in bankruptcy that are 60 days past due are charged-off within 60 days of receipt of notification. Consumer loans of deceased account holders are charged-off within 60 days of receipt of notification.

•	Commercial loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•
Loans acquired from Chevy Chase Bank: Loans that we acquired from Chevy Chase Bank were recorded at fair value, including those considered to be credit impaired at the date of purchase. The fair value at acquisition took into consideration estimated credit losses over the life of the loans.  Therefore, our net charge-offs exclude losses related to the Chevy Chase Bank acquired loans unless these loans perform worse than originally expected.

Table 14 presents our net charge-off amounts and rates, by business segment, for the three and nine months ended September 30, 2010 and 2009.  We provide additional information on the amount of charge-offs by loan category below in Table 16: Summary of Allowance for Loan and Lease Losses.

Table 14: Net Charge-Offs(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010		2009		2010		2009
	Amount	Rate(2)	Amount	Rate(2)	Amount	Rate(2)	Amount		Rate(2)
Credit card	$1,251	8.16%	$1,724	9.59%	$4,407	9.30%	$5,042		9.02%
Consumer banking(3)(4)	157	1.79	276	2.69	483	1.77	815		2.71
Commercial banking(3)(4)	93	1.27	107	1.42	284	1.28	216		0.96
Other	21	17.63	48	28.53	83	21.20	160	(5)	12.42
Total company	$1,522	4.82%	$2,155	6.00%	$5,257	5.41%	$6,233		5.72%
Average loans held for investment(6)	$126,307		$143,540		$129,565		$145,311
____________

(1)
Net charge-offs reflect charge-offs, net of recoveries, related to our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

(2)	Calculated for each loan category by dividing annualized net charge-offs for the period divided by average loans held for investment during the period.

(3)	Excludes losses on the purchased credit-impaired loans acquired from Chevy Chase Bank unless they do not perform in accordance with our expectations as of the purchase date.

(4)
The average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. Our total net charge-off rate, excluding the impact of acquired Chevy Chase Bank loans, was 5.06% and 6.36% for the three months ended September 30, 2010 and 2009, respectively, and 5.7% and 5.91% for the nine months ended September 30, 2010 and 2009, respectively.

(5)	During the first quarter of 2009, loans acquired from Chevy Chase Bank were included in the “Other” category.

(6)
The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $6.0 billion and $8.0 billion for the three months ended September 30, 2010 and 2009, respectively, and $6.5 billion and $5.5 billion for the nine months ended September 30, 2010 and 2009 respectively.

The overall decrease in net charge-offs in the third quarter and first nine months of 2010 from the third quarter and first nine months of 2009 reflects the ongoing improvement in credit performance since the end of 2009, as well as declining loan balances.

Loan Modifications and Restructurings

As part of our customer retention efforts, we may modify loans for certain borrowers who have demonstrated performance under the previous terms.  As part of our loss mitigation efforts, we may make certain other loan modifications, which include providing short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term loan performance and collectability.   Our modifications typically result in a reduction in the borrower’s initial monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate or a combination of both.  In some cases, we may curtail the amount of principal owed by the borrower.  A TDR is a form of loan modification in which an economic concession is granted to a borrower experiencing financial difficulty. Our loan modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.

Table 15 provides a summary of the unpaid principal balance of restructured and modified loans, all of which are considered TDRs, as of September 30, 2010 and December 31, 2009.  Table 15 excludes acquired loans from Chevy Chase Bank that were restructured prior to acquisition because the fair value of these loans recorded at acquisition reflected the terms of the loans that existed as of the purchase date and included an estimate of credit losses expected to be realized over the remaining lives of the loans.

Table 15: Loan Modifications and Restructurings(1)

(Dollars in millions)	September 30, 2010	December 31, 2009
Modified and restructured loans:
Credit card(2)	$800	$678
Mortgage	40	10
Commercial and multifamily real estate	128	41
Other	0	4
Total	$968	$733
Status of modified and restructured loans:
Performing	$896	$713
Nonperforming	72	20
Total	$968	$733
____________

(1)
Reflects modifications and restructuring of loans in our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Amount reported reflects the total outstanding customer balance.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is not reasonably assured that we will be able to collect all principal and interest amounts due from the borrower in accordance with the contractual terms of the loan.  A loan that has been modified in a TDR is generally considered to be impaired until maturity, regardless of whether the borrower performs under the modified terms.  Accordingly, impaired loans generally include all TDRs and other loans that we individually evaluate for impairment, primarily nonperforming criticized commercial loans.   Impaired loans exclude smaller balance homogeneous consumer loans that we collectively evaluate to measure an impairment allowance.  Impaired loans also exclude loans acquired from Chevy Chase Bank because these loans were recorded at fair value upon acquisition and nonperforming loans held for sale because these loans are recorded at lower of cost or fair value.

Impaired loans, including TDRs, totaled $1.5 billion as of September 30, 2010, compared with $1.0 billion as of December 31, 2009.  TDRs accounted for $968 million and $733 million of impaired loans as of September 30, 2010 and December 31, 2009, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 4— Loans Held for Investment and Allowance for Loan and Lease Losses.”

Purchased Credit-Impaired Loans

Purchased credit-impaired loans decreased to $4.3 billion as of September 30, 2010, from $5.3 billion as of December 31, 2009. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. We do not report these loans as delinquent or nonperforming or include net charge-offs as long as they continue to perform in accordance with our expectations as of the date of acquisition. However, we regularly update the amount of expected principal and interest to be collected from these loans. If we determine that it is probable that the amount of expected cash flows for these loans is less than our recorded investment, we would recognize impairment through our provision for loan and lease losses. Overall, the credit performance of these loans has been in line with or, in some instances, better than we originally expected at the acquisition date.  As a result, we reclassified $214 million from the nonaccretable difference to accretable yield during the first nine months of 2010.  This increase in accretable yield will be recognized over the remaining life of these loans.  We provide additional information on the loans acquired from Chevy Chase Bank in “Note 4— Loans Held for Investment and Allowance for Loan and Lease Losses.”

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

Table 16, which displays changes in our allowance for loan and lease losses for the three months and nine months ended September 30, 2010 and 2009, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 16: Summary of Reported Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010		2009
Balance at beginning of period, as reported	$6,799	$4,482	$4,127		$4,524
Impact from January 1, 2010 adoption of new consolidation accounting standards	—	—	4,317	(1)	—
Balance at beginning of period, as adjusted	$6,799	$4,482	$8,444		$4,524
Provision for loan and lease losses	867	1,173	3,069		3,386
Charge-offs:
Credit Card business:
Domestic credit card and installment	(1,381)	(573)	(4,793)		(2,036)
International credit card and installment	(182)	(246)	(591)		(540)
Total credit card	(1,563)	(819)	(5,384)		(2,576)
Consumer Banking business:
Automobile	(166)	(274)	(508)		(841)
Mortgage	(14)	(29)	(68)		(59)
Retail banking	(32)	(38)	(97)		(117)
Total consumer banking	(212)	(341)	(673)		(1,017)
Commercial Banking business:
Commercial and multifamily real estate	(60)	(48)	(162)		(101)
Middle market	(17)	(14)	(62)		(33)
Specialty lending	(8)	(15)	(26)		(32)
Total commercial lending	(85)	(77)	(250)		(166)
Small-ticket commercial real estate	(17)	(33)	(63)		(56)
Total commercial banking	(102)	(110)	(313)		(222)
Other loans	(23)	(49)	(89)		(161)
Total charge-offs	(1,900)	(1,319)	(6,459)		(3,976)
Recoveries:
Credit Card business:
Domestic credit card and installment	269	74	853		291
International credit card and installment	43	48	123		93
Total credit card	312	122	976		384
Consumer Banking business:
Automobile	48	59	168		183
Mortgage	1	1	3		2
Retail banking	6	5	19		17
Total consumer banking	55	65	190		202
Commercial Banking business:
Commercial and multifamily real estate	—	—	13		—
Middle market	6	—	10		2
Specialty lending	3	2	4		2
Total commercial lending	9	2	27		4
Small-ticket commercial real estate	—	1	2		1
Total commercial banking	9	3	29		5
Other loans	2	1	6		2
Total recoveries	378	191	1,201		593
Net charge-offs	(1,522)	(1,128)	(5,258)		(3,383)
Impact from acquisitions, sales and other changes	31	(14)	(80	)(2)	(14)
Balance at end of period	$6,175	$4,513	$6,175		$4,513
____________

(1)	Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.

(2)
Includes a reduction in our allowance for loan and lease losses of $73 million during the first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

Table 17 presents an allocation of our allowance for loan and lease losses by loan categories as of September 30, 2010 and December 31, 2009.

Table 17: Allocation of the Reported Allowance for Loan and Lease Losses

	September 30, 2010		December 31, 2009
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment	$4,043	7.51%	$1,927	9.60%
International credit card and installment	497	6.64	199	8.75
Total credit card	4,540	7.40	2,126	9.52
Consumer Banking:
Automobile	361	2.05	665	3.66
Mortgage	93	0.72	175	1.18
Retail banking	204	4.47	236	4.60
Total consumer banking	658	1.88	1,076	2.82
Commercial Banking:
Commercial and multifamily real estate	538	4.02	471	3.40
Middle market	180	1.72	131	1.30
Specialty lending	96	2.52	90	2.54
Total commercial lending	814	2.94	692	2.52
Small-ticket commercial real estate	77	4.07	93	4.34
Total commercial banking	891	3.02	785	2.65
Other loans	86	18.34	140	30.91
Total	$6,175	4.89%	$4,127	4.55%
Total allowance for loan and lease losses as a percentage of:
Period-end loans	$126,334	4.89%	$90,619	4.55%
Nonperforming loans(2)	1,267	487.37	1,289	320.17
Allowance for loan and lease losses, by loan category, as a percentage of:
Credit card (30 + day performing delinquent loans)	$2,874	157.97%	$1,308	162.54%
Consumer banking (30 + day performing delinquent loans)	1,541	42.70	2,075	51.86
Commercial banking (nonperforming loans)	534	166.85	702	111.82
______________

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.

(2)
As permitted by regulatory guidance issued by the FFEIC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due.  The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 129.04% as of September 30, 2010 and 155.33% as of December 31, 2009.

As a result of our prospective adoption on January 1, 2010 of the new consolidation accounting standards, we added to our consolidated balance sheet $41.9 billion of assets and $4.3 billion of related allowance for loan and lease losses, consisting primarily of credit card loan receivables underlying our consolidated securitization trusts. Our allowance for loan and lease losses, after taking into consideration the $4.3 billion addition from the January 1, 2010 adoption of the new consolidation accounting standards and subsequent related adjustments, decreased by $2.1 billion during the first nine months of 2010 to $6.2 billion.  The reduction in our allowance reflected the continued improvement in credit performance trends across our portfolios as a result of the slowly improving economy coupled with actions we have taken over the past several years to tighten our underwriting standards and exit certain portfolios. While we reduced the amount of our allowance for loan and lease losses in the first nine months of 2010, our allowance as a percentage of our total loan portfolio increased to 4.89% as of September 30, 2010, from 4.55% as of December 31, 2009.

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $3.4 billion, or 3%, in first nine months of 2010, to $119.2 billion as of September 30, 2010. The increase in deposits was primarily driven by increases of $6.6 billion, and $3.7 billion, savings accounts and money market deposits, which was partially offset by a decrease of $7.3 billion in other consumer time deposits and $1.2 billion in certificate of deposits of $100,000 or more, reflecting our shift to more relationship driven, lower cost liquid savings and transaction accounts. We provide additional information on deposits, including the composition of our deposits, average outstanding balances, interest expense and yields, below in “Liquidity and Funding.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings decreased to $14.8 billion as of September 30, 2010, from $17.1 billion as of December 31, 2009. The decrease was primarily attributable to a reduction in Federal Home Loan Bank (“FHLB”) advances. Because of the decrease in our loan portfolio and the increase in deposits during the first nine months of 2010, our funding needs were lower and we reduced our level of borrowings. We provide additional information on our borrowings in “Note 8—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors, after taking into consideration the addition of $44.3 billion of debt issued to third-party investors by securitization trusts that we were required to consolidate on January 1, 2010, as a result of the adoption of the new consolidation accounting standards, decreased by $18.8 billion during the first nine months to $29.5 billion as of September 30, 2010, from $48.3 billion as of January 1, 2010.  This decrease was attributable to pay downs and charge-offs of the loans underlying the securitization trusts and maturities.

Potential Mortgage Representation & Warranty Liabilities

In recent years, we acquired three subsidiaries that originated residential mortgage loans and sold them to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, which was acquired in February 2009 and subsequently merged into CONA.

In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws.   The representations and warranties do not address the credit performance of the mortgage loans, but that performance often influences whether a claim for breach of representation and warranty will be asserted and has an effect on the amount of any loss in the event of a breach of a representation or warranty.

Each of these subsidiaries may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others).  The subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The subsidiary is exposed to any losses on the repurchased loans after giving effect to any recoveries on the collateral.  In some instances, rather than repurchase the loans, a subsidiary may agree to make a cash payment to make an investor whole on losses or to settle repurchase claims.  In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of certain breaches of representations and warranties.  In some cases, the amount of such losses could exceed the repurchase amount of the related loans.

These subsidiaries, in total, originated and sold to non-affiliates approximately $111 billion original principal balance of mortgage loans between 2005 and 2008, which are the relevant years (or “vintages”) with respect to which our subsidiaries have received the vast majority of the repurchase requests and other related claims.  We believe a significant amount of the original principal balance of these mortgage loans remains outstanding, and we believe significant credit losses have been and will in the future be incurred with respect to these mortgage loans.

The following table sets forth the original principal balance of mortgage loan originations by year for three general categories of purchasers of mortgage loans:

Table 18:  Original Principal Balance of Mortgage Loans Originated and Sold to Third Parties

(Dollars in billions)	2005	2006	2007	2008	Total

Government sponsored enterprises (“GSEs”)(1)	$3	$3	$4	$1	$11
Insured securitizations	9	8	1	0	18
Uninsured securitizations and other whole loan sales	33	30	16	3	82
Total	$45	$41	$21	$4	$111
_______________

(1)	GSEs include Fannie Mae and Freddie Mac.

Of the total original principal balance amount, approximately $11 billion was sold to either Fannie Mae or Freddie Mac (the “GSEs”), and approximately $13 billion was sold to purchasers who placed the loans into private-label securitizations supported by financial guaranty bond insurers that have made repurchase requests relating to those securitizations (“Active Insured Securitizations”).  Another $5 billion was sold to purchasers who placed the loans into private-label securitizations supported by financial guaranty bond insurers where the bond insurer is not currently making repurchase requests on those securitizations (“Inactive Insured Securitizations”). Insured securitizations often allow the bond insurer to act independently of the investors.  Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans we sold to others, we do not have complete information about the current ownership of the remaining $82 billion in original principal balance of mortgage loans. We have determined from third-party databases that about half of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance. In contrast to these insured securitizations, investors in uninsured securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes.   We have seen very few repurchase requests from uninsured securitizations in the past 12 months.  The portion of the remaining $82 billion in mortgage loans that are not within private-label publicly issued securitizations are likely either in privately placed securitizations or continue to be held by purchasers as whole loans.  We have received very few repurchase requests from claimants holding whole loans or from investors in privately placed securitizations in the past 12 months.

As of September 30, 2010, the subsidiaries had open repurchase requests relating to approximately $1.6 billion original principal balance of mortgage loans (up from $1.4 billion as of June 30, 2010, and from $1.0 billion as of December 31, 2009).  Over the last year, the vast majority of repurchase claims received and, as discussed below, almost all of our $836 million reserves, relate to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations.   Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages.  We have received relatively few repurchase requests from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

We have established representation and warranty reserves for losses that we consider to be both probable and reasonably estimable associated with the mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities.  These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment.  We evaluate these estimates on a quarterly basis.  We build our representation and warranty reserves through the provision for repurchase losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by Chevy Chase Bank and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint.  In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.  These factors include, without limitation: identity of counterparty and the nature of the representations and warranties made to it, trends in repurchase requests, the number and amount of currently open repurchase requests, the status of any litigation arising from repurchase requests, current and future levels of estimated lifetime loan losses to the extent the losses can reasonably be determined, trends in success rates (i.e., the probability that repurchase requests lead to payments), estimated future success rates, estimated gross loss per claim and estimated value of the underlying collateral.

The aggregate reserves for all three subsidiaries was $836 million as of September 30, 2010, compared with $853 million as of June 30, 2010 and $238 million as of December 31, 2009.  We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $16 million and $644 million in the third quarter and first nine months of 2010, respectively.  During the third quarter of 2010, we had settlements of repurchase requests totaling $33 million that were charged against the reserve.  The table below summarizes changes in our representation and warranty reserves for the three and nine months ended September 30, 2010 and 2009.

Table 19:  Changes in Representation and Warranty Reserves

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010		2009
Representation and warranty repurchase reserve, beginning of period(1)	$853	$162	$238		$140
Provision for repurchase losses(2)	16	91	644	(3)	134
Net realized losses	(33)	(47)	(46)		(68)
Representation and warranty repurchase reserve, end of period(1)	$836	$206	$836		$206
_______________

(1)	Reported in our consolidated balance sheets as a component of other liabilities.

(2)
The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $16 million and $211 million for the three and nine months ended September 30, 2010, respectively, and $8 million and $25 million for the three and nine months ended September 30, 2009, respectively. The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $433 million, pre-tax, for the nine months ended September 30, 2010, and $83 million and $109 million, pre-tax, for the three and nine months ended September 30, 2009, respectively. There was no portion of the provision for mortgage repurchase claims recorded in discontinued operations for the three months ended September 30, 2010.

(3)
Includes increases to the representation and warranty reserves in the first and second quarter of 2010 due primarily to counterparty activity and our ability to extend the timeframe over which we estimate our repurchase liability in most cases to the full life of the mortgage loans sold by our subsidiaries for groups of loans for which we believe repurchases are probable.

As indicated in the table below, almost all of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold by others into Active Insured Securitizations. We have not established significant reserves with respect to the Inactive Insured Securitizations or the remaining $82 billion original principal balance of mortgage loans, other than a very small amount attributable to actual repurchase requests, because we limit our reserves to probable and reasonably estimable outcomes and we have received very few repurchase requests from this group during the past 12 months.

Table 20:  Allocation of Representation and Warranty Reserves

		September 30, 2010
(Dollars in millions, except for loans sold)	Loans Sold 2005 to 2008(1)	Reserve Liability
GSEs and Active Insured Securitizations	$24	$814
Inactive Insured Securitizations and others	87	22
Total	$111	$836
_______________

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by us and sold to third party investors between 2005 and 2008.

There is some risk that Inactive Insured Securitizations become Active Insured Securitizations and that some percentage of currently inactive investors with respect to the remaining $82 billion in mortgage loans clear the various legal and logistical hurdles necessary to pursue repurchase requests or otherwise become active.  If this risk were to become probable and reasonably estimable, we would establish reserves at that time.  Although we have no reason to believe the loan loss performance of the Inactive Insured Securitizations or the $82 billion in other mortgage loans will be materially different from the loan loss performance of the $24 billion in mortgage loans sold to the GSEs and Active Insured Securitizations, at this time, we have no basis to predict reliably how many, if any, of the owners of or investors in the $82 billion of mortgage loans will pursue repurchase requests or whether the Inactive Insured Securitizations will become active.  Moreover, it is uncertain whether the other reserve factors that would apply to any new claims brought by inactive investors would be the same as the reserve factors that are currently applicable to the GSEs or to the reserve factors that are currently applicable to the Active Insured Securitizations.  Until we have a meaningful repurchase experience with respect to these inactive categories, we believe it is not possible to determine the probability of or reasonably estimate this exposure.

The adequacy of the reserves and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests (including the extent, if any, to which Inactive Insured Securitizations and other currently inactive investors ultimately assert claims), the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

Due to these and other uncertainties and the lack of predictive measures to guide the range of litigation outcomes or the number of future claims that might arise, we do not believe a meaningful range of reasonably possible loss (as defined by the relevant accounting literature) in excess of the aggregate reserve can be determined as of September 30, 2010.  In addition, we cannot reasonably estimate the total amount of losses that will actually be incurred as a result of each subsidiary’s repurchase and indemnification obligations, and there can be no assurance that our current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations.

More details about certain amounts included within the reserves follow:

GreenPoint is a defendant in a lawsuit wherein plaintiffs allege GreenPoint is obligated to repurchase an entire portfolio of approximately 30,000 mortgage loans with an aggregate original principal balance of $1.8 billion based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio (the “U.S. Bank Litigation” — see discussion within the Litigation section below).  Alternatively, plaintiffs allege in the U.S. Bank Litigation that GreenPoint is obligated to repurchase individual loans contained within the 30,000 mortgage loan portfolio where GreenPoint has allegedly breached representations and warranties (the “Loan-by-Loan theory”).  Similarly, GreenPoint is a defendant in a lawsuit that may ultimately allege GreenPoint is obligated to indemnify DB Structured Products, Inc. with respect to losses on an entire portfolio of approximately 6,200 mortgage loans with aggregate original principal balance of $353 million (the “DBSP Litigation” – see discussion within the Litigation section below). In addition, GreenPoint has received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities fraud class actions for which GreenPoint was identified as the mortgage loan originator of some of the underlying mortgage loans.

With respect to litigation where plaintiffs allege either that a Capital One subsidiary or an alleged third-party indemnitee of a Capital One subsidiary is obligated to repurchase entire portfolios, our reserves are limited to what we consider to be the probable and reasonably estimable losses associated with a loan-by-loan approach to representation and warranty claims.  The reserves do not include amounts for the portfolio-wide repurchase claim at issue in either the U.S. Bank litigation or the DBSP Litigation, nor do they include amounts for the indemnification requests received with respect to securities fraud class actions because none of these exposures, if any, is currently considered to be both probable and reasonably estimable.  In the event GreenPoint is obligated to repurchase all mortgage loans under the portfolio-wide repurchase claims in the U.S. Bank Litigation and DBSP Litigation, GreenPoint could possibly incur the current and future economic losses inherent in the portfolios’ associated securitization trusts.

Also see representation and warranty liabilities and litigation claims in “Note 13—Commitments, Contingencies and Guarantees.”

IX. BUSINESS SEGMENT FINANCIAL PERFORMANCE

Our principal operations are currently organized into three major business segments, which are defined based on the products and services provided, or the type of customer served:  Credit Card, Consumer Banking and Commercial Banking.  The operations of acquired businesses have been integrated into our existing business segments.

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.  Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results.  Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain managed balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment.

We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on GAAP.  There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the managed basis presentation of our business segment results may not be comparable to similar information provided by other financial service companies.  In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with GAAP.  We provide additional information on our business segments, including the basis of presentation, business segment reporting methodologies, and a reconciliation of our total business segment results to our reported consolidated results in “Note 12—Business Segments.”

We summarize our business segment results for the three and nine months ended September 30, 2010 and 2009 in the tables below and provide a comparative discussion of these results. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. In 2009, we realigned our organizational structure and business segment reporting to reflect our operating results by product type and customer segment and to integrate the operations of Chevy Chase Bank. Prior period amounts have been recast to conform to the current period presentation.

Credit Card Business

Table 21 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card operations, and displays selected key metrics for the periods indicated.  In conjunction with our Sony Card partnership, we acquired the $807 million legacy Sony Card portfolio on September 1, 2010.  The acquisition did not have a material impact on the results of our Credit Card business in the third quarter of 2010.

Table 21: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Change		2010	2009	Change
Selected income statement data:
Net interest income	$1,934	$2,024	(4)%		$6,024	$5,513	9%
Non-interest income	671	967	(31)		2,048	2,850	(28)
Total revenue	2,605	2,991	(13)		8,072	8,363	(3)
Provision for loan and lease losses	660	1,644	(60)		2,600	4,847	(46)
Non-interest expense	978	897	9		2,894	2,796	4
Income before income taxes	967	450	115		2,578	720	258
Provision for income taxes	336	158	113		890	252	253
Net income	$631	$292	116%		$1,688	$468	261%
Selected metrics:
Average loans held for investment	$61,391	$71,908	(15)%		$63,314	$74,535	(15)%
Average yield on loans held for investment	14.27%	13.75%	52	bps	14.48%	12.50%	198	bps
Revenue margin(1)	16.97	16.64	33		17.00	14.96	204
Net charge-off rate(2)	8.16	9.59	(143)		9.30	9.02	28
Purchase volume(3)	$27,039	$25,982	4%		$77,533	$75,203	3%

	September 30, 2010	December 31, 2009	Change
Selected period-end data:
Loans held for investment(4)	$61,326	$68,524	(11)%
30+ day performing delinquency rate(4)	4.69%	5.88%	(119	)bps
 _______________

(1)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(2)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(3)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

(4)
The statistics for the third quarter of 2010 and as of September 30, 2010 reflect the impact of the acquisition of the legacy portfolio associated with the Sony Card partnership announced on September 15, 2010, which resulted in increases of $731 million in loans held for investment and $35 million in 30+ day performing delinquencies as of September 30, 2010.  The legacy Sony Card portfolio did not have a significant impact on other selected metrics or balances for the third quarter and first nine months of 2010.

Net income generated by our Credit Card business of $631 million and $1.7 billion for the third quarter and first nine months of 2010, respectively, represented an increase of $339 million and $1.2 billion over the third quarter and first nine months of 2009, respectively.  Key factors contributing to the significant improvement in the results of our Credit Card business for the third quarter and first nine months of 2010, compared with the third quarter and first nine months of 2009 included the following:

•
Net Interest Income:  Our Credit Card business experienced a decrease in net interest income of $90 million, or 4%, in the third quarter of 2010 from the third quarter of 2009, which was primarily attributable to a reduction in late payment fees resulting from recently enacted Federal Reserve guidelines regarding reasonable fees, which became effective in August 2010 and lower loan balances.  Despite the decrease in net interest income in the third quarter of 2010, net interest income increased by $511 million, or 9%, for the first nine months of 2010, primarily attributable to higher asset yields that more than offset a decline in average loans held for investment.  The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that were implemented during 2009 and a reduction in the level of loans with low introductory promotional rates due to lower loan origination volumes.   Net interest income also reflected the benefit of a net increase in previously suppressed billed finance charges and fees recognized in income, attributable to improving credit trends.

•
Non-Interest Income:  Non-interest income decreased by $296 million, or 31%, in the third quarter of 2010 and by $802 million, or 28%, in the first nine months of 2010 from the same prior year periods.  The decrease in both periods was due to a reduction in overlimit fee revenue resulting from the February 22, 2010 implementation of CARD Act regulations and a reduction in customer accounts.

•
Provision for Loan and Lease Losses:  The significant reduction in the provision for loan and lease losses in the third quarter and first nine months of 2010 was attributable to continued improvement in credit performance trends, due in part to the slowly improving economic conditions and successful loss mitigation strategies, as well as lower period-end loans.  As a result, we released $569 million and $1.8 billion in the third quarter and first nine months of 2010, respectively, from the allowance for loan and lease losses related to our Credit Card business.

•
Non-Interest Expense: Non-interest expense increased by $81 million, or 9%, in the third quarter of 2010 and by $98 million, or 4% in the first nine months of 2010 from the same prior year periods. These increases reflect the impact of an increase in marketing expenses, which have been partially offset by a decrease in operating expenses due to the reduction in customer accounts and targeted cost savings across our Card businesses. As the economy gradually improved, we increased our marketing expenses during 2010 from suppressed levels to attract and support new business volume through a variety of channels.

•
Total Loans: Period-end loans held for investment in the Credit Card business declined by $7.2 billion, or 11%, during the first nine months of 2010 to $61.3 billion as of September 30, 2010, from $68.5 billion as of December 31, 2009.  Approximately $2.2 billion of the decrease was due to the run-off of installment loans in our Domestic Card division.  The remaining decrease, which was partially offset by the addition of the legacy Sony Card portfolio, was attributable to elevated charge-offs, weak consumer demand, and the significantly lower levels of marketing expenditures in 2009 in response to the economic environment.

•
Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remain elevated, these rates continued to show signs of improvement in the third quarter of 2010.  The net charge-off rate, after increasing from 9.59% in the third quarter of 2009 to a peak of 10.29% in the first quarter of 2010, decreased to 8.16% in the third quarter of 2010.  The 30+ day performing delinquency rate decreased to 4.69% as of September 30, 2010, from 4.94% as of June 30, 2010 and 5.88% as of December 31, 2009.  Based on strong credit performance trends, such as the significant decline in the 30+ day performing delinquency rate from 5.88% at the end of 2009, we believe net charge-offs for our Credit Card business peaked in the first quarter of 2010.

Table 21.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.  Domestic Card accounted for 87% of total revenues for our Credit Card business in both the third quarter and first nine months of 2010, compared with 89% of total revenues in both the third quarter and first nine months of 2009.  Net income attributable to Domestic Card represented 86% and 83% of total net income for our Credit Card business for the third quarter and first nine months of 2010, respectively, compared with 99% and 98% of net income for the third quarter and first nine months of 2009, respectively.

Table 21.1:  Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010(4)	2009	Change		2010(4)	2009	Change
Selected income statement data:
Net interest income	$1,691	$1,797	(6)%		$5,291	$4,888	8%
Non-interest income	575	856	(33)		1,753	2,534	(31)
Total revenue	2,266	2,653	(15)		7,044	7,422	(5)
Provision for loan and lease losses	577	1,437	(60)		2,348	4,296	(45)
Non-interest expense	844	770	10		2,522	2,423	4
Income before income taxes	845	446	89		2,174	703	209
Provision for income taxes	301	156	93		775	246	215
Net income	$544	$290	88%		$1,399	$457	206%
Selected metrics:
Average loans held for investment	$54,049	$63,299	(15)%		$55,788	$66,095	(16)%
Average yield on loans held for investment	13.95%	13.74%	21	bps	14.25%	12.41%	185	bps
Revenue margin(1)	16.77	16.76	1		16.84	14.97	187
Net charge-off rate(2)	8.23	9.64	(141)		9.43	9.07	36
Purchase volume(3)	$24,858	$23,761	5%		$71,359	$68,974	3%

	September 30, 2010	December 31, 2009	% Change
Selected period-end data:
Loans held for investment	$53,839	$60,300	(11)%
30+ day performing delinquency rate	4.53%	5.78%	(125	)bps
 _______________

(1)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(2)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(3)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

(4)
The statistics for the third quarter and the first nine months of 2010 and as of September 30, 2010 reflect the impact of the acquisition of the legacy portfolio associated with the Sony Card partnership announced on September 15, 2010, which resulted in increases of $731 million in loans held for investment and $35 million in 30+ day performing delinquencies as of September 30, 2010.  The legacy Sony Card portfolio did not have a significant impact on other selected metrics or balances for the third quarter and first nine months of 2010.

Net income for Domestic Card of $544 million and $1.4 billion in the third quarter and first nine months of 2010, respectively, represented an increase of $254 million and $944 million over the third quarter and first nine months of 2009, respectively.  Because Domestic Card currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.  These factors include a decline in total revenue due in part to lower loan balances and a reduction in overlimit and other penalty fees; a significant reduction in the provision for loan and lease losses, as we continued to reduce our allowance for loan and lease losses in 2010 due to continued improvement in credit performance trends; and an increase in non-interest expense attributable to higher marketing expenditures.

Table 21.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.  International Card accounted for 13% of total revenues generated by our Credit Card business for both the third quarter and first nine months of 2010, compared with 11% of total revenues for both the third quarter and first nine months of 2009. Net income attributable to International Card represented 14% and 17% of total net income for our Credit Card business for the third quarter and first nine months of 2010, respectively, compared with 1% and 2% of net income for the third quarter and first nine months of 2009, respectively.

Table 21.2:  International Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Change		2010	2009	Change
Selected income statement data:
Net interest income	$243	$227	7%		$733	$625	17%
Non-interest income	96	111	(14)		295	316	(7)
Total revenue	339	338	**		1,028	941	9
Provision for loan and lease losses	83	207	(60)		252	551	(54)
Non-interest expense	134	127	6		372	373	**
Income before income taxes	122	4	2950		404	17	2276
Provision for income taxes	35	2	1650		115	6	1817
Net income	$87	$2	4250%		$289	$11	2527%
Selected metrics:
Average loans held for investment	$7,342	$8,609	(15)%		$7,526	$8,441	(11)%
Average yield on loans held for investment	16.62%	13.80%	282	bps	16.16%	13.22%	294	bps
Revenue margin(1)	18.47	15.70	277		18.21	14.86	333
Net charge-off rate(2)	7.60	9.19	(159)		8.28	8.60	(32)
Purchase volume(3)	$2,181	$2,221	(2)%		$6,174	$6,229	(1)%

	September 30, 2010	December 31, 2009	Change
Selected period-end data:
Loans held for investment	$7,487	$8,224	(9)%
30+ day performing delinquency rate	5.84%	6.55%	(71	)bps
_______________

**	Change is less than one percent.

(1)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(2)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(3)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

Net income for International Card of $87 million and $289 million in the third quarter and first nine months of 2010, respectively, represented an increase of $85 million and $278 million over the third quarter and first nine months of 2009, respectively.  Total revenues for International Card in the third quarter and first nine months of 2010 were relatively flat compared with the same prior year periods.  Increases in average asset yields stemming from pricing changes we implemented during 2009, as well as a reduced percentage of loans with low introductory promotional rates, were offset by a decline in loan balances attributable to the reduced level of marketing efforts in 2009.  The most significant driver of the improvement in results for our International Card division was the lower level of the provision for loan and lease losses in third quarter and first nine months 2010, attributable to the reduction in our allowance for loan and lease losses due to continued improvement in credit performance trends resulting from gradually improving economic conditions in the United Kingdom and Canada and successful loss mitigation strategies.

We provide information on the outlook for our Credit Card business above under “Executive Summary and Business Outlook.”

Consumer Banking Business

Table 22 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 22:  Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Change		2010	2009	Change
Selected income statement data:
Net interest income	$946	$848	12%		$2,777	$2,397	16%
Non-interest income	196	212	(8)		674	602	12
Total revenue	1,142	1,060	8		3,451	2,999	15
Provision (benefit) for loan and lease losses	114	156	(27)		52	626	(92)
Non-interest expense	757	681	11		2,180	1,985	10
Income before income taxes	271	223	22		1,219	388	214
Provision for income taxes	96	78	23		434	136	219
Net income	$175	$145	21%		$785	$252	212%
Selected metrics:
Average loans held for investment:
Automobile	$17,397	$19,636	(11)%		$17,479	$20,349	(14)%
Mortgage	13,024	15,925	(18)		14,002	14,202	(1)
Retail banking	4,669	5,515	(15)		4,840	5,580	(13)
Total consumer banking	$35,090	$41,076	(15)%		$36,321	$40,131	(9)%
Average yield on loans held for investment	9.28%	8.89%	39	bps	9.07%	8.98%	9	bps
Average deposits	$78,224	$73,284	7%		$76,818	$70,150	10%
Average deposit interest rate	1.18%	1.58%	(40	)bps	1.21%	1.78%	(58	)bps
Core deposit intangible amortization	$36	$46	(22)%		$110	$129	(15)%
Net charge-off rate(1)	1.79%	2.69%	(90	)bps	1.77%	2.71%	(94	)bps
Automobile loan originations	$2,439	$1,513	61%		$5,547	$4,318	28%
	September 30, 2010	December 31, 2009	Change
Selected period-end data:
Loans held for investment:
Automobile	$17,643	$18,186	(3)%
Mortgage	12,763	14,893	(14)
Retail banking	4,591	5,135	(11)
Total consumer banking	$34,997	$38,214	(8)%
Nonperforming loans as a percentage of loans held for investment(2)	1.92%	1.45%	47	bps
Nonperforming asset rate(2)	2.11	1.60	51
30+ day performing delinquency rate(3)	4.40	5.43	(103)
Period-end deposits	$79,506	$74,145	7%
Period-end loans serviced for others	20,298	30,283	(33)%
_______________

(1)
The average loans held for investment used in calculating net charge-off rates includes the impact of the loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rates, excluding loans acquired from Chevy Chase Bank from the denominator, was 2.11% and 3.28% for the three months ended September 30, 2010 and 2009, respectively, and 2.10% and 3.18% for the nine months ended September 30, 2010 and 2009, respectively.

(2)
Our calculation of nonperforming loan and asset ratios include the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank, was 2.26% as of September 30, 2010 and 1.75% as of December 31, 2009. Nonperforming assets consist of nonperforming loans and real-estate owned ("REO"). The nonperforming asset rate is calculated by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank, was 2.49% as of September 30, 2010 and 1.93% as of December 31, 2009.

(3)	The 30+ day performing delinquency rate, excluding Chevy Chase Bank loans from the denominator, was 5.19% as of September 30, 2010 and 6.56% as of December 31, 2009.

Net income generated by our Consumer Banking business of $175 million and $785 million for the third quarter and first nine months of 2010, respectively, represented an increase of $30 million and $533 million over the third quarter and first nine months of 2009.  Key factors contributing to the significant improvement in the results of our Consumer Banking business for the third quarter and first nine months of 2010, compared with the third quarter and first nine months of 2009 included the following:

•
Net Interest Income: Our Consumer Banking business experienced an increase in net interest income of $98 million, or 12%, in the third quarter of 2010 and an increase of $380 million, or 16%, in the first nine months of 2010 from the same prior year periods.  The primary drivers of the increase in net interest income were improved loan margins, primarily resulting from higher pricing for new auto loan originations; deposit growth resulting from our continued strategy to leverage our bank outlets to attract lower cost funding sources; and improved deposit spreads due to the shift in the mix of our deposits to lower cost consumer savings and money market deposits from higher cost time deposits.  In addition, as a result of the overall low interest rate environment, we made targeted pricing changes and repriced higher interest rate deposit accounts to lower rates. The favorable impact from these factors more than offset the decline in average loans held for investment resulting from the continued expected run-off of mortgage loans and reduced auto loan originations in 2009.

•
Non-Interest Income:  Non-interest income decreased by $16 million, or 8%, in the third quarter of 2010 from the third quarter of 2009, which was primarily attributable to a reduction in overdraft charges due to recently implemented overdraft policy changes under Regulation E.  Non-interest income increased by $72 million, or 12%, in the first nine months of 2010.  The increase was primarily attributable to a gain of $128 million recorded in the first quarter of 2010 related to the deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards.

•
Provision for Loan and Lease Losses:  The significant reduction in the provision for loan and lease losses in the third quarter and first nine months of 2010 was attributable to continued improvement in credit performance trends, due in part to the slowly improving economic conditions and higher credit quality of our most recent auto loan vintages, as well as lower period-end loans.  As a result, we reduced the allowance for loan and lease losses for our Consumer Banking business by $44 million and $418 million in the third quarter and first nine months of 2010, respectively.

•
Non-Interest Expense: Non-interest expense increased by $76 million, or 11%, in the third quarter of 2010 and by $195 million, or 10% in the first nine months of 2010 from the same prior year periods. These increases were attributable to infrastructure costs in the third quarter and first nine months of 2010 to attract and support new business volume.

•
Total Loans:  Period-end loans held for investment in the Consumer Banking business declined by $3.2 billion, or 8%, during the first nine months of 2010 to $35.0 billion as of September 30, 2010, from $38.2 billion as of December 31, 2009, primarily due to the run-off of mortgage loans as well as lower auto loans.

•
Deposits:  Period-end deposits in the Consumer Banking business increased by $5.4 billion, or 7%, during the first nine months of 2010 to $79.5 billion as of September 30, 2010, from $74.1 billion as of December 31, 2009, reflecting the impact of our strategy to replace maturing higher cost wholesale deposit funding sources with lower cost funding sources and our increased retail marketing efforts to attract new business to meet this objective.

•
Charge-off and Delinquency Statistics:  The net charge-off and delinquency rates for the Consumer Banking business, which improved during the first six months of 2010 as a result of the improved economic environment and a tightening of our underwriting standards on new loan originations, remained relatively stable in the third quarter of 2010.  Although the net charge-off rate increased to 1.79% in the third quarter of 2010, from 1.47% in the second quarter of 2010 due to expected seasonal trends in our auto business, the net charge-off rates of 1.79% and 1.77% for the third quarter and first nine months of 2010, respectively, are significantly down from the net charge-off rates of 2.69% and 2.71% for the third quarter and first nine months of 2009, respectively.  The 30+ day performing delinquency rate, which increased to 4.40% as of September 30, 2010 from 4.15% as of June 30, 2010 due to the expected seasonal increase in delinquent auto loans, has declined from a rate of 5.43% as of December 31, 2009.

We provide information on the outlook for our Consumer Banking business above under “Executive Summary and Business Outlook.”

Commercial Banking Business

Table 23 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 23:  Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Change		2010	2009	Change
Selected income statement data:
Net interest income	$325	$301	8%		$956	$826	16%
Non-interest income	30	43	(30)		132	133	(1)
Total revenue	355	344	3		1,088	959	13
Provision (benefit) for loan and lease losses	95	375	(75)		395	615	(36)
Non-interest expense	199	166	20		589	463	27
Income before income taxes	61	(197)	131		104	(119)	187
Provision for income taxes	22	(69)	132		37	(42)	188
Net income	$39	$(128)	130%		$67	$(77)	187%
Selected metrics:
Average loans held for investment:
Commercial and multifamily real estate	$13,411	$13,938	(4)%		$13,556	$13,834	(2)%
Middle market	10,352	9,911	4		10,317	10,114	2
Specialty lending	3,715	3,753	(1)		3,660	3,578	2
Total commercial lending	27,478	27,602	**		27,533	27,526	**
Small-ticket commercial real estate	1,957	2,471	(21)		2,030	2,537	(20)
Total commercial banking	$29,435	$30,073	(2)%		$29,563	$30,063	(2)%
Average yield on loans held for investment	5.13%	5.06%	7	bps	5.03%	5.00%	3	bps
Average deposits	$21,899	$17,761	23%		$21,976	$16,949	30%
Average deposit interest rate	0.67%	0.75%	(8	)bps	0.71%	0.83%	(12	)bps
Core deposit intangible amortization	$14	$10	40%		$42	$29	45%
Net charge-off rate(1)	1.27%	1.42%	(15	)bps	1.28%	0.96%	32	bps

	September 30, 2010	December 31, 2009	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$13,383	$13,843	(3)%
Middle market	10,456	10,062	4
Specialty lending	3,813	3,555	7
Total commercial lending	27,652	27,460	1%
Small-ticket commercial real estate	1,890	2,153	(12)
Total commercial banking	$29,542	$29,613	**
Nonperforming loans as a percentage of loans held for investment(2)	1.81%	2.37%	(56	)bps
Nonperforming asset rate(2)	1.94	2.52	(58)
Period-end deposits	$22,100	$20,480	8%
_______________

**	Change is less than one percent.

(1)
The average loans held for investment used in calculating net charge-off rates includes the impact of the loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rates, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.30% and 1.46% for the three months ended September 30, 2010 and 2009, respectively, and 1.32% and 0.98% for the nine months ended September 30, 2010 and 2009, respectively.

(2)
Our calculation of nonperforming loan and asset ratios include the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank, was 1.84% as of September 30, 2010 and 2.43% as of December 31, 2009. Nonperforming assets consist of nonperforming loans and real-estate owned ("REO"). The nonperforming asset rate is calculated by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank, was 1.98% as of September 30, 2010 and 2.62% as of December 31, 2009.

The net income generated by our Commercial Banking business of $39 million and $67 million for the third quarter and first nine months of 2010, respectively, represented increases of $167 million and $144 million for the third quarter and first nine months of 2009, respectively. Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2010, compared with the third quarter and first nine months of 2009 included the following.

•
Net Interest Income:   Our Commercial Banking business experienced an increase in net interest income of $24 million, or 8%, in the third quarter of 2010 and an increase of $130 million, or 16%, in the first nine months of 2010 from the same prior year periods.  The primary drivers of the increase in net interest income were strong deposit growth resulting from our continued strategy to leverage our bank outlets to attract lower cost funding sources, improved deposit spreads resulting from repricing of higher rate deposits to lower rates in response to the overall lower interest rate environment, and higher average loan yields driven by wider spreads on new originations.

•
Non-Interest Income:  Non-interest income decreased by $13 million, or 30%, in the third quarter of 2010 and by $1 million in the first nine months of 2010 from the same prior year periods.  The decrease was primarily attributable to a loss of $18 million in the third quarter of 2010 on the disposition of a legacy portfolio totaling $87 million of small-ticket commercial real estate loans.  This loss was partially offset by growth in fees in the middle market segment.

•
Provision for Loan and Lease Losses:  The significant reduction in the provision for loan and lease losses in the third quarter and first nine months of 2010 was attributable to the recent stabilization in credit performance trends since the end of 2009, due in part to the slowly improving economic conditions.

•
Non-Interest Expense: Non-interest expense increased by $33 million, or 20%, in the third quarter of 2010 and by $126 million, or 27% in the first nine months of 2010 from the same prior year periods.  The increase was attributable to higher loan workout expenses and losses related to the write-down of REO, combined with increases in core deposit intangible amortization expense, integration costs related to the Chevy Chase Bank acquisition and corporate overhead costs.

•
Total Loans:  Period-end loans held for investment in the Commercial Banking business declined by $71 million, or less than one percent, during the first nine months of 2010 to $29.5 billion as of September 30, 2010, due to the disposition of the small-ticket commercial loan portfolio, which we reclassified to loans held-for-sale from loans held-for-investment in the third quarter of 2010.

•
Deposits:  Period-end deposits in the Commercial Banking business increased by $1.6 billion, or 8%, during the first nine months of 2010 to $22.1 billion as of September 30, 2010, driven by our increased efforts to attract lower cost funding sources.

•
Charge-off and Nonperforming Loan Statistics:  Credit metrics in our Commercial Banking business remained elevated but have significantly improved since the end of 2009 as a result of the improved economic environment.  The net charge-off rate was 1.27% in the third quarter of 2010, down from 2.91% in the fourth quarter of 2009.  The nonperforming loan rate declined to 1.81% as of September 30, 2010, from 2.37% as of December 31, 2009.

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

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents, unencumbered available-for-sale securities and undrawn committed securitization borrowing facilities. Table 24 below presents the composition of our liquidity reserves as of September 30, 2010 and December 31, 2009.  Our liquidity reserves decreased by $150 million during the first nine months of 2010, to $38.4 billion as of September 30, 2010.

Table 24: Liquidity Reserves

(Dollars in millions)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$4,942	$8,685
Securities available for sale(1)	39,926	38,830
Less: Pledged available for sale securities	(9,677)	(11,883)
Unencumbered available-for-sale securities	30,249	26,947
Undrawn committed securitization borrowing facilities	3,204	2,913
Total liquidity reserves	$38,395	$38,545
____________

(1)	The weighted average life of our available-for-sale securities was approximately 3.6 and 4.9 years as of September 30, 2010 and December 31, 2009, respectively.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, loan securitizations, debt and equity securities, securitization borrowing facilities and FHLB advances.

Deposits

Our deposits provide a stable and relatively low cost of funds and have become our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit. Table 25 presents the composition of our deposits by type as of September 30, 2010 and December 31, 2009. Total deposits increased by $3.4 billion, or 3%, in the first nine months of 2010, to $119.2 billion as of September 30, 2010.

Table 25: Deposits

(Dollars in millions)	September 30, 2010	December 31, 2009
Non-interest bearing	$14,471	$13,439
NOW accounts	12,987	12,077
Savings accounts	23,593	17,019
Money market deposit accounts	41,792	38,094
Other consumer time deposits	18,129	25,456
Total core deposits	110,972	106,085
Public fund certificates of deposit $100,000 or more	219	579
Certificates of deposit $100,000 or more	7,067	8,248
Foreign time deposits	954	897
Total deposits	$119,212	$115,809

Of our total deposits, approximately $954 million and $897 million were held in foreign banking offices as of September 30, 2010 and December 31, 2009, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $7.3 billion and $8.8 billion of our total deposits as of September 30, 2010 and December 31, 2009, respectively. Our funding and liquidity strategy takes into consideration the scheduled maturities of large denomination time deposits. Of the $7.3 billion in large domestic denomination certificates of deposit as of September 30, 2010, $1.3 billion is scheduled to mature within the next three months; $2.0 billion is scheduled to mature between three and 12 months and $4.0 billion is scheduled to mature over 12 months. Based on past activity, we expect to retain a portion of these deposits as they mature.

We have brokered deposits, which we obtained through the use of third-party intermediaries, that are included above in Table 25 in money market deposit accounts and other consumer time deposits. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of September 30, 2010, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $15.9 billion, or 13% of total deposits, as of September 30, 2010. Brokered deposits totaled $18.8 billion, or 16% of total deposits, as of December 31, 2009. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits. If our brokered deposits do not renew at maturity, we would expect to use our liquidity reserves or alternative sources of funding to meet our liquidity needs.

Other Funding Sources

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt.  In addition, we utilize advances from the FHLB that are secured by our investment securities, residential mortgage loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit for our funding needs.

We have committed loan securitization conduit lines of $4.3 billion, of which $1.1 billion was outstanding as of September 30, 2010. Senior and subordinated notes and other borrowings, including FHLB advances, totaled $14.8 billion as of September 30, 2010, down from $17.1 billion as of December 31, 2009. The $2.3 billion decrease was primarily attributable to a reduction in FHLB advances. Our FHLB membership is secured by our investment in FHLB stock, which totaled $278 million as of September 30, 2010.  We did not issue any senior or subordinated debt during the first nine months of 2010.

We are eligible or may be eligible to participate in U.S. Government programs designed to support financial institutions and increase access to credit markets. We evaluate these programs and determine, based on the costs and benefits of each program, whether to participate. For example, the Federal Reserve’s Discount Window allows elligible institutions to borrow funds from the Federal Reserve, typically on a short-term basis, to meet temporary liquidity needs. Borrowers must post collateral, which can be made up of securities or consumer or commercial loans. We did not borrow funds from the Discount Window during the first nine months of 2010.

Borrowing Capacity

As of September 30, 2010, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any debt securities, preferred stock, common stock or other securities under the shelf registration statement in the first nine months of 2010.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs. Table 26 summarizes our borrowing capacity as of September 30, 2010 under the Global Bank Note Program, FHLB Advances, and securitization conduits.

Table 26: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity(1)	Outstanding	Availability(1)	Final Maturity(2)
Senior and Subordinated Global Bank Note Program(3)	06/05	$2,630	$830	$1,800	—
FHLB Advances (4)	—	9,748	1,396	8,352	—
Committed Securitization Conduits(5)	—	4,261	1,057	3,204	11/11
______________

(1)
All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.

(2)	Maturity date refers to the date the facility terminates, where applicable.

(3)	The Global Bank Note Program gives COBNA the ability to issue senior and subordinated notes with maturities of 30 days or more. COBNA last issued notes under the program in 2004.

(4)	The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.

(5)	Securitization committed capacity was established at various dates, with the last termination being in November 2011.

XI. MARKET RISK MANAGEMENT

Market risk generally represents the risk that our earnings and/or economic value of equity may be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market conditions that may change from time to time, thereby exposing us to market risk, include changes in interest and currency exchange rates, credit spreads and price fluctuation or changes in value due to changes in market perception or actual credit quality of issuers.

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

The use of interest rate derivatives is one of the primary tools we use in managing interest rate risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets.  Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk.  The outstanding notional amount of our derivative contracts totaled $49.1 billion as of September 30, 2010, compared with $59.2 billion as of December 31, 2009.  See “Note 9—Derivative Instruments and Hedging Activities” for additional information on our derivatives activity.

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

The federal funds rate remained at a target range of zero to 0.25% throughout the first nine months of 2010. Given the level of short-term rates as of September 30, 2010 and December 31, 2009, a scenario where interest rates would decline by 200 basis points is not plausible and we therefore revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease.  Table 27 compares the estimated impact on net interest income and the economic value of equity of our selected hypothetical interest rate scenarios as of September 30, 2010 and December 31, 2009. All changes in income and value are measured as percentage changes from the projected net interest income and economic value of our equity at the base interest rate scenario.

Table 27: Interest Rate Sensitivity Analysis

	September 30, 2010	December 31, 2009
Impact to projected base-line net interest income:
+ 200 basis points(1)	0.5%	(0.4)%
- 50 basis points(1)	(0.7)	(0.1)
Impact to economic value of equity:
+ 200 basis points(2)	(0.4)%	(3.2)%
- 50 basis points(2)	(0.8)	0.3
_______________

(1)
These sensitivities include our net interest income and mortgage servicing rights valuation change (net of hedges).  For net interest income, the rate scenarios are based on a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next 9 months. For the mortgage servicing rights valuation change (net of hedges), the rate scenarios are based on a hypothetical instantaneous parallel rate shock of plus 200 basis points and minus 50 basis points to spot rates.

(2)	Based on a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates.

Our earnings sensitivity and economic value of equity measurements are based on our existing assets and liabilities, including our derivatives, and do not incorporate business growth assumptions or projected funding mix changes.  The interest rate risk models that we use in deriving these measures incorporates contractual information,  internally-developed assumptions and proprietary modeling methodologies, which project borrower and deposit behavior patterns in certain interest rate environments.  Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as we believe appropriate to reflect our best assessment of the market environment and the expected behavior patterns of our existing assets and liabilities.

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

XII. CAPITAL

Capital Standards and Prompt Corrective Action

Banks and bank holding companies currently are required to maintain a Tier 1 risk-based capital ratio of 4% and a Total risk-based capital ratio of 8% to meet adequately capitalized regulatory requirements under Basel I.  A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. The Tier 1 leverage ratio guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating.  Banks not meeting these criteria are required to maintain a leverage ratio of 4% to meet “adequately capitalized” regulatory requirements.  All banks are required to maintain a leverage ratio of 5% to meet “well capitalized” regulatory requirements.  There is no “well capitalized” Tier 1 leverage ratio requirement for bank holding companies..

In addition to disclosing our regulatory capital ratios, we also disclose Tier 1 common equity and TCE ratios, which are non-GAAP measures widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. There is no mandated minimum or “well capitalized” standard for Tier 1 common equity; instead the risk-based capital rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity.  Management reviews our Tier 1 common equity and TCE ratios, along with other measures of capital, as part of its financial analyses and discloses these non-GAAP capital measures because of current interest in such information on the part of market participants.  Please see "Financial Highlights" under "Executive Summary and Business Outlook" for more information on our TCE ratio. Table 28 provides the details of the calculation of our capital ratios, including a reconciliation of the total stockholders’ equity reported in our consolidated balance sheets to Tier 1 common equity.

Table 28: Risk-Based Capital Components

(Dollars in millions)	September 30, 2010	December 31, 2009
Total stockholders’ equity	$26,061	$26,589
Less: Net unrealized (gains) losses on available-for sale-securities recorded in AOCI(1)	(580)	(200)
Net (gains) losses on cash flow hedges recorded in AOCI(1)	79	92
Disallowed goodwill and other intangible assets	(13,993)	(14,125)
Disallowed deferred tax assets	(1,324)	—
Other	(2)	(9)
Tier 1 common equity	$10,241	$12,347
Plus:Tier 1 restricted core capital items(2)	3,636	3,642
Tier 1 capital	$13,877	$15,989
Plus: Long-term debt qualifying as Tier 2 capital	2,827	3,018
Qualifying allowance for loan and lease losses	3,726	1,581
Other Tier 2 components	24	4
Tier 2 capital	6,577	4,603
Total risk-based capital	$20,454	$20,592
Risk-weighted assets(3)	$124,726	$116,309
_____________

(1)	Amounts presented are net of tax.

(2)	Consists primarily of trust preferred securities.

(3)
Under regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

Table 29 provides a comparison of our capital ratios as of September 30, 2010 and December 31, 2009. As of September 30, 2010, COBNA and CONA exceeded minimum regulatory requirements and, therefore, were considered “well-capitalized” under applicable capital adequacy guidelines. As of September 30, 2010, the Company also exceeded minimum capital requirements and was considered “well-capitalized” under Federal Reserve capital standards for bank holding companies. For purposes of applying the prompt corrective action provisions under the Federal Deposit Insurance Corporation Act of 1991, each of the Banks met the requirements for a “well capitalized” institution.

Table 29: Capital Ratios(1)

	September 30, 2010			December 31, 2009
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp: (2)
Tier 1 common equity(3)	8.21%	N/A	N/A	10.62%	N/A	N/A
Tier 1 risk-based capital(4)	11.13	4.00%	N/A %	13.75	4.00%	N/A %
Total risk-based capital(5)	16.40	8.00	N/A	17.70	8.00	N/A
Tier 1 leverage(6)	7.68	4.00	N/A	10.28	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	12.88%	4.00%	6.00%	18.27%	4.00%	6.00%
Total risk-based capital	23.53	8.00	10.00	26.40	8.00	10.00
Tier 1 leverage	7.48	4.00	5.00	13.03	4.00	5.00
Capital One, N.A.
Tier 1 risk-based capital	10.94%	4.00%	6.00%	10.22%	4.00%	6.00%
Total risk-based capital	12.23	8.00	10.00	11.46	8.00	10.00
Tier 1 leverage	8.08	4.00	5.00	7.42	4.00	5.00
_____________

(1)
Effective January 1, 2010, we are no longer required to apply the subprime capital provisions to credit card loans with a credit score equal to or greater than 660. Accordingly, we no longer disclose these ratios. See our 2009 Form 10-K under “Part II—Item 7. MD&A—Capital” for these ratios as of December 31, 2009.

(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.

(3)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.

(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.

(6)	Calculated based on Tier 1 capital divided by divided by quarterly average total assets, after certain adjustments.

The January 1, 2010 adoption of the new consolidation accounting standards resulted in our consolidating a substantial portion of our securitization trusts and establishing an allowance for loan and lease losses for the assets underlying these trusts, which reduced retained earnings and our Tier 1 risk-based capital ratio. In January 2010, banking regulators issued regulatory capital rules related to the impact of the new consolidation accounting standards. Under these rules, we are required to hold additional capital for the assets we consolidated. The capital rules also provided for an optional phase-in of the impact from the adoption of the new consolidation accounting standards, including a two-quarter implementation delay followed by a two-quarter partial implementation of the effect on regulatory capital ratios.

We elected the phase-in option, which required us to phase-in 50% of consolidated assets in the third quarter of 2010 for purposes of determining risk-weighted assets.  However, the phase-in impact was effectively accelerated over the first three quarters of 2010 due to pay downs of outstanding securitization debt.  We will phase in the impact of the remaining consolidated assets on risk-weighted assets by the end of the first quarter of 2011.

Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013. See “Supervision and Regulation” for more information.

Dividend Policy

The declaration and payment of dividends to Capital One’s stockholders, as well as the amount thereof, are subject to the discretion of the our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of our banks to transfer funds to us.  As of September 30, 2010, funds available for dividend payments from COBNA and CONA were $803 billion and zero, respectively. The funds of COBNA are available for payment as dividends to us without prior approval of the OCC while a dividend payment by CONA would require prior approval of the OCC. Additionally, applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

We provide additional information on capital in our 2009 Form 10-K in “Part II—Item 7. MD&A—Capital” and in the Basel III section in “Part I—Item 2. MD&A—Supervision and Regulation” in this report.

XIV. SUPERVISION AND REGULATION

New Regulations of Consumer Lending Activities

The compliance date for the last implementing rule for the CARD Act occurred on August 22, 2010.  These provisions require the amount of any penalty fee or charge to be “reasonable and proportional to the omission or violation” and require issuers to review interest rates increased since January 1, 2009, for possible reductions on a rolling six-month basis. Issuers are now limited to charging penalty fee amounts that do not exceed the dollar amount of the violation. Penalty fee amounts also may not exceed an amount justified on a cost basis or permissible under the safe harbor ($25 for initial violations and $35 for any repeat violations within a six-month period). For all rates increased on or after January 1, 2009, every six months issuers must consider changes in either the factors used to increase the rate or the current factors used to determine rates.   However, the first two reviews of rates increased on or after January 1, 2009, and before February 21, 2010, for reasons other than those specific to a customer may only consider the current factors used to determine rates.  If a decrease is merited on such bases, it must take effect no later than 45 days from completion of the review; a decrease by a specific amount or a return to the original rate is not required, although reviews of individual accounts must continue until rates on the accounts are returned to a level at or below the interest rate in effect before the increase in rate of individual accounts..

Basel III

In December 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released proposals for additional capital and liquidity requirements, which have been clarified and amended in recent pronouncements.   In September 2010, the Basel Committee announced a package of reforms that included detailed capital ratios and capital conservation buffers, subject to transition periods through 2018.  How U.S. banking regulations will be modified to reflect these international standards remains unclear, particularly given the forthcoming capital and other prudential requirement regulations under the Dodd-Frank Act and the current Prompt Corrective Action framework.  We expect, however, that minimum capital requirements for the Company and other institutions will increase as a result of recent Basel and related activity.  We will continue to monitor regulators’ implementation of the new rules with respect to the institutions that are subject to it and assess the potential impact to us.

Overdraft Protection

On November 12, 2009, The Federal Reserve amended Regulation E to limit the ability to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer opts into such payment of overdrafts. The new rule does not apply to overdraft services with respect to checks, ACH transactions or recurring debit card transactions, or to the payment of overdrafts pursuant to a line of credit or a service that transfers funds from another account. We are required to provide to customers written notice describing our overdraft service, fees imposed and other information, and to provide customers with a reasonable opportunity to opt into the service. Before we may assess fees for paying discretionary overdrafts, a customer must affirmatively opt in, which could negatively impact our deposit business revenue.  The new rule was effective for all new accounts opened on or after July 1, 2010, and on August 15, 2010, it became effective for accounts opened prior to July 1, 2010.

Legislation

Preamble

The information contained in this section is current as of October 21, 2010.

Financial Regulatory Reform

Throughout 2009 and 2010, Congress and the Administration have been focused on Financial Regulatory Reform, and on July 21, 2010, the President signed into law the Dodd-Frank Act.  The legislation overhauls the financial regulatory structure both structurally and as it relates to requirements on financial institutions.

A new Financial Stability Oversight Council (the “Council”) will monitor emerging risks to financial stability, recommend heightened prudential standards for large, interconnected financial companies and require certain non-bank financial companies to be supervised by the Federal Reserve Board (the “FRB”) if their activities are determined to pose a risk to financial stability.  Additionally, beginning two years after enactment, the new Office of Financial Research (the “OFR”), whose function will be to support the Council by collecting data, performing research and developing tools for risk measurement and monitoring, will levy new assessments on systemically important companies.  These assessments will provide funding for the OFR and the Council and cover certain implementation expenses incurred by the FDIC related to its new liquidation authority.

As part of the “Financial Stability” title of the Dodd-Frank Act, language was adopted that disallows trust preferred securities (“TPS”) from counting as Tier 1 capital at the holding company level (those entities under $15 billion in assets are grandfathered).   A three-year phase-in period beginning on January 1, 2013, was included for TPS previously issued by bank holding companies not eligible for the grandfather provision.

New liquidation authority is also granted that may be used to liquidate a financial company if the Secretary of the U.S. Department of the Treasury, in consultation with the President, based on the recommendation of the FRB and another federal agency, determines that doing so is necessary to mitigate serious adverse effects on U.S. financial stability.  Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard.  The costs of a liquidation under these new resolution provisions would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies.

Other additional assessments and costs are also created under the law.  The FDIC is directed to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts beginning December 31, 2010, for two years.  The FRB is also directed to collect fees from systemically important companies to cover the costs associated with its supervisory and regulatory responsibilities with respect to such companies.  The law also provides the Office of the Comptroller of the Currency (the “OCC”) with new authority to impose assessments, fees and charges to carry out the OCC’s responsibilities.

The Dodd-Frank Act also imposes new prudential regulation on depository institutions and their holding companies.  The law imposes new, more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) financial holding companies engaged in “financial activities,” (3) affiliate transactions and (4) proprietary trading, among other provisions.  Additionally, provisions related to securitizations prohibit conflicts of interest relating to securitizations and generally require securitizers to retain a 5% economic interest in the credit risk of assets sold through the issuance of asset-backed securitization, with an exemption for traditionally underwritten residential mortgage loans.

The Dodd-Frank Act also creates a new independent agency, the Consumer Financial Protection Bureau (the “CFPB”), that is housed within the Federal Reserve.  The CFPB will become the primary regulator for consumer statutes.  The OCC will continue to determine whether specific state laws are preempted under the National Bank Act under the existing standard as set forth in the Supreme Court decision in the Barnett Bank of Marion County, N.A. v. Nelson. However, its determinations must be on a case-by-case basis, and courts reviewing the OCC's determinations will now independently consider the appropriateness of the determination rather than deferring to the OCC.  The law also addresses a number of specific consumer protection provisions, including Federal Reserve rules required on debit and certain prepaid product interchange fees that must be “reasonable and proportional” to the costs incurred by the issuer for the transaction.  Additionally, the interchange provision addresses the network rules and provides that retailer discrimination by issuer is prohibited, that the minimum transaction amount to be set by the retailer cannot exceed $10 and that maximum transaction amounts may be set by the Federal government and institutions of higher education.

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

In addition to the provisions enumerated above, the Dodd-Frank Act also includes provisions related to corporate governance and executive compensation, derivatives, payment clearing and hedge fund and private equity managers, among others, and establishes a new Federal Insurance Office under the Department of the Treasury.

Proposed TARP Assessment

In January 2010, the President announced additional proposals that would impact financial institutions. The first proposal would levy a new tax on institutions within the financial sector to recoup the benefits certain institutions have received under government assistance programs, including TARP. The annual fee would be assessed at a rate of 15 basis points of “covered liabilities” (excluding Tier 1 capital, FDIC-assessed deposits and insurance policy reserves) for financial firms with more than $50 billion in consolidated assets. While various fees were contemplated during the Conference Committee debate on the Dodd-Frank Act to address TARP-specific taxes, none were ultimately included.  To date, Congress has not put forth legislation on this issue.

Credit Card

In May 2009, the President signed the CARD Act into law. Certain provisions of this legislation became effective in August 2009 and February 2010, and other provisions became effective on August 22, 2010. For further information on the CARD Act, see “New Regulations of Consumer Lending Activities” above as well as in our 2009 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

As discussed above, the Dodd-Frank Act requires the FRB to issue rules that debit and certain prepaid product interchange fees be “reasonable and proportional” to the cost incurred by the issuer for the transaction.  Additionally, provisions addressing the network rules were included that provide that retailer discrimination by issuer is prohibited, that the minimum transaction amount to be set by the retailer cannot exceed $10 and that maximum transaction amounts may be set by the Federal government and institutions of higher education.

Other legislation around the regulation of interchange fees has also been introduced in the U.S. House and the U.S. Senate. House Judiciary Chairman John Conyers (D-MI) and Congressman Bill Shuster (R-PA) have introduced legislation in the U.S. House, and Senator Dick Durbin (D-IL) has introduced legislation in the U.S. Senate, that provides an antitrust exemption to allow merchants to collectively bargain with the networks and the banks regarding the rates (including merchant discount) and terms (including rules) for payment card acceptance. The Senate bill also includes a three judge panel that would determine the rates and terms if an agreement is not reached under the antitrust exemption. This legislation is under the jurisdiction of the Judiciary Committees. The House Judiciary Committee held a hearing on the legislation on April 28, 2010.   In addition, Congressman Peter Welch (D-VT) has also introduced a bill that attempts to change many of the fundamental rules of the networks and focuses on, among other issues, honoring all cards, minimum/maximum transaction amounts and premium card pricing. To date, a companion bill has not been introduced in the Senate. A legislative hearing was held on October 8, 2009 in the House Financial Services Committee.  No further action on these bills is currently scheduled.

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

During 2010, the U.K. Government announced plans to change the structure of financial regulation by the end of 2012. As part of this change, the Financial Services Authority (the “FSA”) will cease to exist in its current form. The Government will create a new Prudential Regulatory Authority (the “PRA”), responsible for the day-to-day prudential supervision of financial institutions, and a new Financial Policy Committee (the “FPC”), which will look across the economy at the macroeconomic and financial issues that may threaten stability and address the risks it identifies. In addition, a new Consumer Protection and Markets Authority will also be established, responsible for the conduct of all financial services firms. A “shadow” structure is expected to be built during 2011 in preparation for the changes while the Government consults on detailed proposals.

Following a review of the credit card industry by the U.K. Government, the industry and U.K. Government announced a joint commitment to a package of measures that will be incorporated into the U.K.’s Lending Code by the end of 2010. The key measures include allocating customer payments to higher rate balances first; setting minimum payments on new customer accounts to cover at least interest, fees, charges and 1% of the principal balance; creating the option for customers to opt out of unsolicited credit limit increases and to request reductions in their credit line; providing additional communication over re-pricing of existing debt and allowing customers to opt out of the increase and pay down their balance at the existing rate; and providing annual electronic statements to customers regarding the cost to use a credit card over the year.  It is still under discussion as to when this final standard regarding annual statements will be implemented, but we expect that it will be after 2010.

The U.K. Government has also passed the Financial Services Act 2010 which restricts the issuance of unsolicited credit card checks. The commencement date has not yet been confirmed, but it means credit card issuers would not be able to issue credit card checks unless requested by a cardholder, and each request would be limited to up to three checks.

Following the passing of the Consumer Credit Directive (the “CCD”) in May 2008 by the European Commission (the “EC”), the U.K. consumer credit regime, including the laws and regulations with respect to the marketing of consumer credit products and the design of and disclosure in consumer credit agreements, is due to change significantly. The CCD is also introducing new regulations that require certain information be provided to consumers before a credit agreement is entered into and that provide explicit requirements designed to ensure that any such consumer is creditworthy. The new law enacted in the U.K. to implement the CCD will become fully effective on February 1, 2011, but lenders could voluntarily comply with the legislation, with the exception of the new advertising rules, starting April 30, 2010.

The Office of Fair Trading (the “OFT”) is investigating Visa and MasterCard’s current methods of setting interchange fees applicable to U.K. domestic transactions. Cross-border interchange fees are also coming under scrutiny from the EC, which in December 2007 issued a decision notice stating that MasterCard’s interchange fees applicable to cross border transactions are in breach of European Competition Law. MasterCard has appealed this decision. A similar decision is expected in relation to Visa’s cross border interchange fees. The timing of any final resolution of the matter the EC or the OFT is uncertain.

Following a referral by the OFT, the Competition Commission (the “CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the U.K. PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans is included. The CC published its final report on remedies on January 29, 2009, which included point of sale changes and the introduction of an annual PPI statement to customers. At the end of 2009, Barclays Bank successfully challenged the remedies package at the Competition Appeals Tribunal, and the CC was required to revisit its proposals. The new provisional remedies package was delivered in May 2010 and still includes the point of sale prohibition. The final report on remedies is expected in October 2010, which will be followed by a draft Order setting out the detail of the remedies and then a further consultation period during which the U.K Bank will be able to assess the impact of the proposed new remedies. We expect that the remedies will not be implemented until 2011.

New rules on PPI complaints handling and redress, some of which have retrospective effect, were published by the FSA during August 2010 and will come into force in December 2010. The British Bankers Association has issued judicial review proceedings to challenge the validity of the new rules. The implementation of the new rules and the outcome of judicial review proceedings may have a material effect on the U.K. Bank’s PPI complaints activity.

XV. ENTERPRISE RISK MANAGEMENT

Our business activities expose us to eight major categories of risks: liquidity risk, credit risk, reputational risk, market risk, strategic risk, operational risk, compliance risk and legal risk. Our risk management framework is intended to identify, assess and mitigate risks that affect or have the potential to affect our business in order to target financial returns commensurate with our risk appetite and to avoid excessive risk-taking. We follow four key risk management principles:

1.	Individual businesses take and manage risk in pursuit of strategic, financial and other business objectives.

2.	Independent risk management organizations support individual businesses by providing risk management tools and policies and by aggregating risks; in some cases, risks are managed centrally.

3.
The Board of Directors and senior management review our aggregate risk position, establish the risk appetite and work with management to ensure conformance to policy and adherence to our adopted mitigation strategy.

4.	We employ a top risk identification system to maintain the appropriate focus on the risks and issues that may have the most impact and to identify emerging risks of consequence.

We provide additional information on our enterprise risk management framework and activities in our 2009 Form 10-K in “Part I—Item 1. Business—Enterprise Risk Management.”

XVI. FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; and the assumptions that underlie these matters. To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

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

•	increases or decreases in interest rates;

•	the success of our marketing efforts in attracting and retaining customers;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•
with respect to financial and other products, increases or decreases in our aggregate loan balances and/or the number of customers and the growth rate and composition thereof, including increases or decreases resulting from factors such as shifting product mix, amount of actual marketing expenses we incur and attrition of loan balances;

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this report, see the risk factors in “Part II —Item 1A. Risk Factors” in this report and our Form 10-Q for the quarters ended June 30, 2010, and March 31, 2010, and also in our 2009 Form 10-K in “Part I—Item 1A. Risk Factors.”

XVII. SUPPLEMENTAL STATISTICAL TABLES

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A presents average balance sheet data and an analysis of net interest income, net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) and net interest margin for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009(1)
	Reported			Reported			Managed
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(3)
Domestic	$89,530	$2,846	12.72%	$66,836	$1,755	10.50%	$104,858	$3,072	11.72%
International	7,342	302	16.45	2,445	84	13.74	8,609	297	13.80
Total consumer loans	96,872	3,148	13.00	69,281	1,839	10.62	$113,467	3,369	11.88
Commercial loans	29,435	299	4.06	30,073	381	5.07	30,073	381	5.07
Total loans held for investment	126,307	3,447	10.92	99,354	2,220	8.94	$143,540	3,750	10.45
Investment securities	39,872	347	3.48	37,377	399	4.27	37,377	399	4.27
Other interest-earning assets:
Domestic	5,793	20	1.38	7,258	78	4.30	4,310	18	1.67
International	501	1	0.80	1,291	5	1.55	647	0	0
Total other	6,294	21	1.33	8,549	83	3.88	$4,957	18	1.45
Total interest-earning assets(4)	$172,473	$3,815	8.85%	$145,280	$2,702	7.44%	$185,874	$4,167	8.97%
Cash and due from banks(4)	2,012			4,652			4,652
Allowance for loan and lease losses(4)	(6,803)			(4,486)			(4,486)
Premises and equipment, net(4)	2,709			2,807			2,807
Other assets	26,194			25,178			25,810
Total assets from discontinued operations	13			38			38
Total assets	$196,598			$173,469			$214,695
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Domestic	$104,186	$358	1.37%	$102,760	$477	1.86%	$102,760	$477	1.86%
International(5)	-	-	-	345	2	2.32	345	2	2.32
Total deposits	104,186	358	1.37	103,105	479	1.86	103,105	479	1.86
Securitized debt:
Domestic	25,928	159	2.45	4,928	63	5.11	40,123	285	2.84
International	4,822	32	2.65	—	—	—	6,056	36	2.38
Total securitized debt	30,750	191	2.48	4,928	63	5.11	46,179	321	2.78
Senior and subordinated notes	8,677	72	3.32	9,554	74	3.10	9,554	74	3.10
Other borrowings:
Domestic	4,753	82	6.90	6,894	77	4.47	6,894	77	4.47
International	1,730	3	0.69	1,659	4	0.96	1,659	4	0.96
Total other borrowings	6,483	85	5.24	8,553	81	3.79	8,553	81	3.79
Total interest-bearing liabilities(4)	$150,096	$706	1.88%	$126,140	$697	2.21%	$167,391	$955	2.28%
Non-interest bearing deposits(4)	14,069			12,777			12,777
Other liabilities(4)	6,508			8,429			8,404
Total liabilities from discontinued operations	618			120			120
Total liabilities	171,291			147,466			188,692
Stockholders’ equity(6)	25,307			26,003			26,003
Total liabilities and stockholders’ equity	$196,598			$173,469			$214,695
Net interest income/spread		$3,109	6.97%		$2,005	5.23%		$3,212	6.69%
Interest income to average earning assets			8.85%			7.44%			8.97%
Interest expense to average earning assets			1.64			1.92			2.06
Net interest margin			7.21%			5.52%			6.91%

_____________

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)
Past due fees included in interest income totaled approximately $249 million for the three months ended September 30, 2010, and $166 million and $364 million on a reported basis and managed basis, respectively, for the three months ended September 30, 2009.

(3)	Interest income on credit card, auto, mortgage and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.

(4)	Based on continuing operations.

(5)	The U.K. deposit business, which was included in international deposits, was sold during the third quarter of 2009.

(6)	Includes a reduction of $2.9 billion recorded on January 1, 2010, in conjunction with the adoption of the new consolidation accounting guidance.

	Nine Months Ended September 30,
	2010			2009(1)
	Reported			Reported			Managed
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(3)
Domestic	$92,476	$8,691	12.53%	$68,743	$5,252	10.19%	$106,807	$8,821	11.01%
International	7,526	903	16.00	2,685	257	12.76	8,441	836	13.21
Total consumer loans	100,002	9,594	12.79	71,428	5,509	10.28	115,248	9,657	11.17
Commercial loans	29,563	988	4.46	30,063	1,140	5.06	30,063	1,140	5.06
Total loans held for investment	129,565	10,582	10.89	101,491	6,649	8.74	145,311	10,797	9.91
Investment securities	38,979	1,037	3.55	36,378	1,206	4.42	36,378	1,206	4.42
Other interest-earning assets:
Domestic	7,202	58	1.07	6,950	197	3.78	4,380	49	1.49
International	572	2	0.47	1,040	17	2.18	601	2	0.44
Total other	7,774	60	1.03	7,990	214	3.57	4,981	51	1.37
Total interest-earning assets(4)	$176,317	$11,679	8.83%	$145,859	$8,069	7.38%	$186,670	$12,054	8.61%
Cash and due from banks(4)	2,212			3,521			3,521
Allowance for loan and lease losses(4)	(7,623)			(4,456)			(4,456)
Premises and equipment, net(4)	2,719			2,705			2,705
Other assets	27,284			24,609			25,023
Total assets from discontinued operations	22			24			24
Total assets	$200,931			$172,262			$213,487
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Domestic	$104,119	$1,125	1.44%	$102,739	$1,643	2.13%	$102,739	$1,643	2.13%
International(5)	-	-	-	991	23	3.09	991	23	3.09
Total deposits	104,119	1,125	1.44	103,730	1,666	2.14	103,730	1,666	2.14
Securitized debt:
Domestic	31,275	548	2.34	5,943	228	5.12	41,564	922	2.96
International	5,092	96	2.51	—	—	—	5,652	115	2.71
Total securitized debt	36,367	644	2.36	5,943	228	5.12	47,216	1,037	2.93
Senior and subordinated notes	8,731	211	3.22	8,556	189	2.95	8,556	189	2.95
Other borrowings:
Domestic	5,283	256	6.46	7,859	236	4.00	7,859	236	4.00
International	1,649	9	0.73	1,346	7	0.69	1,346	7	0.69
Total other borrowings	6,932	265	5.10	9,205	243	3.52	9,205	243	3.52
Total interest-bearing liabilities(4)	$156,149	$2,245	1.92%	$127,434	$2,326	2.43%	$168,707	$3,135	2.48%
Non-interest bearing deposits(4)	13,976			12,209			12,209
Other liabilities(4)	5,909			5,843			5,795
Total liabilities from discontinued operations	399			137			137
Total liabilities	176,433			145,623			186,848
Stockholders’ equity(6)	24,498			26,639			26,639
Total liabilities and stockholders’ equity	$200,931			$172,262			$213,487
Net interest income/spread		$9,434	6.91%		$5,743	4.95%		$8,919	6.13%
Interest income to average earning assets			8.83%			7.38%			8.61%
Interest expense to average earning assets			1.70			2.13			2.24
Net interest margin			7.13%			5.25%			6.37%
_____________

(1)
Certain prior period amounts have been reclassified to conform to the current period presentation. Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first nine months of 2009 include only a partial impact from Chevy Chase Bank.

(2)
Past due fees included in interest income totaled approximately $893 million for the nine months ended September 30, 2010, and $498 million and $1.1 billion on a reported basis and managed basis, respectively, for the nine months ended September 30, 2009.

(3)	Interest income on credit card, auto, mortgage and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.

(4)	Based on continuing operations.

(5)	The U.K. deposit business, which was included in international deposits, was sold during the third quarter of 2009.

(6)	Includes a reduction of $2.9 billion recorded in January 1, 2010, in conjunction with the adoption of the new consolidation accounting guidance.

PART I—Financial information

Item 1. Financial Statements

 CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share-related data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans held for investment, including past-due fees	$3,447	$2,220	$10,582	$6,649
Investment securities	347	399	1,037	1,206
Other	21	83	60	214
Total interest income	3,815	2,702	11,679	8,069
Interest expense:
Deposits	358	479	1,125	1,666
Securitized debt obligations	191	63	644	228
Senior and subordinated notes	72	74	211	189
Other borrowings	85	81	265	243
Total interest expense	706	697	2,245	2,326
Net interest income	3,109	2,005	9,434	5,743
Provision for loan and lease losses	867	1,173	3,069	3,386
Net interest income after provision for loan and lease losses	2,242	832	6,365	2,357
Non-interest income:
Servicing and securitizations	13	721	(3)	1,537
Service charges and other customer-related fees	496	496	1,577	1,494
Interchange fees	346	123	991	389
Net other-than-temporary impairment losses recognized in earnings(1)	(5)	(11)	(62)	(22)
Other	57	224	272	476
Total non-interest income	907	1,553	2,775	3,874
Non-interest expense:
Salaries and associate benefits	641	648	1,937	1,837
Marketing	250	104	650	400
Communications and data processing	178	176	512	569
Supplies and equipment	129	123	381	370
Occupancy	135	114	371	329
Restructuring expense(2)	0	26	0	87
Other	663	611	1,992	1,877
Total non-interest expense	1,996	1,802	5,843	5,469
Income from continuing operations before income taxes	1,153	583	3,297	762
Income tax provision	335	146	948	179
Income from continuing operations, net of tax	818	437	2,349	583
Loss from discontinued operations, net of tax	(15)	(43)	(303)	(75)
Net income	$803	$394	$2,046	$508
Net income (loss) available to common shareholders	$803	$394	$2,046	$(56)
Basic earnings per common share:
Income from continuing operations	$1.81	$0.97	$5.19	$0.04
Loss from discontinued operations	(0.03)	(0.09)	(0.66)	(0.18)
Net income (loss) per basic common share	$1.78	$0.88	$4.53	$(0.13)
Diluted earnings per common share:
Income from continuing operations	$1.79	$0.96	$5.15	$0.04
Loss from discontinued operations	(0.03)	(0.09)	(0.66)	(0.18)
Net income (loss) per diluted common share	$1.76	$0.87	$4.49	(0.13)
Dividends paid per common share	$0.05	$0.05	$0.15	$0.48
____________

(1)
Total other-than-temporary losses on securities were $39 million and $68 million for the three months ended September 30, 2010 and 2009, respectively, and $102 million and $227 million for the nine months ended September 30, 2010 and 2009, respectively. The non-credit component of these losses recorded in OCI was $34 million and $57 million for the three months ended September 30, 2010 and 2009, respectively, and $40 million and $205 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	In 2009, we completed the restructuring of operations that was initiated in 2007 to reduce expenses and improve our competitive cost position.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	September 30, 2010	December 31, 2009
Assets:
Cash and due from banks	$2,015	$3,100
Interest-bearing deposits with banks	2,391	5,043
Federal funds sold and repurchase agreements	536	542
Cash and cash equivalents	4,942	8,685
Restricted cash for securitization investors	2,686	501
Investment in securities:
Available for sale, at fair value	39,926	38,830
Held to maturity, at amortized cost	0	80
Total investment in securities	39,926	38,910
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	74,719	75,097
Restricted loans for securitization investors	51,615	15,522
Total loans held for investment	126,334	90,619
Less: Allowance for loan and lease losses	(6,175)	(4,127)
Net loans held for investment	120,159	86,492
Loans held for sale, at lower-of-cost-or-fair value	197	268
Accounts receivable from securitizations	127	7,128
Premises and equipment, net	2,722	2,736
Interest receivable	1,025	936
Goodwill	13,593	13,596
Other	11,556	10,394
Total assets	$196,933	$169,646
Liabilities:
Interest payable	$464	$509
Customer deposits	119,212	115,809
Securitized debt obligations	29,504	3,954
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	947	1,140
Senior and subordinated notes	9,083	9,045
Other borrowings	4,799	6,875
Total other debt	14,829	17,060
Other liabilities	6,863	5,725
Total liabilities	170,872	143,057
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 504,658,282 and 502,394,396 issued as of September 30, 2010 and December 31, 2009, respectively	5	5
Paid-in capital, net	19,059	18,955
Retained earnings	9,730	10,726
Accumulated other comprehensive income	469	83
Less: Treasury stock, at cost; 47,773,195 and 47,224,200 shares as of September 30, 2010 and December 31, 2009 respectively	(3,202)	(3,180)
Total stockholders’ equity	26,061	26,589
Total liabilities and stockholders’ equity	$196,933	$169,646

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in millions, except per share-related data)	Shares	Amount
Balance, December 31, 2009	502,394,396	$5	$0	$18,955	$10,726	$83	$(3,180)	$26,589
Cumulative effect from January 1, 2010 adoption of new consolidation accounting standards, net of taxes					(2,957)	(16)		(2,973)
Cumulative effect from July 1, 2010 adoption of new embedded credit derivatives accounting standard, net of taxes					(16)			(16)
Comprehensive income:
Net income					2,046			2,046
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of taxes of $178 million						355		355
Other-than-temporary impairment not recognized in earnings on securities, net of taxes of $24 million						40		40
Defined benefit pension plans						(1)		(1)
Foreign currency translation adjustments						(9)		(9)
Unrealized gains in cash flow hedging instruments, net of taxes of $9 million						17		17
Other comprehensive income (loss)						402		402
Comprehensive income (loss)								2,448
Cash dividends—common stock $0.15 per share					(69)			(69)
Purchases of treasury stock							(22)	(22)
Issuances of common stock and restricted stock, net of forfeitures	1,727,412			22				22
Exercise of stock options and tax benefits of exercises and restricted stock vesting	536,474			6				6
Compensation expense for restricted stock awards and stock options				76				76
Balance, September 30, 2010	504,658,282	$5	$0	$19,059	$9,730	$469	$(3,202)	$26,061

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Preferred Stock	Paid-In Capital, Net	Retained Earnings	Accumulated OtherComprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in millions, except per share-related data)	Shares	Amount
Balance, December 31, 2008	438,434,235	$4	$3,096	$17,278	$10,621	$(1,221)	$(3,166)	$26,612
Comprehensive income:
Net income					508			508
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of taxes of $544 million						1,026		1,026
Defined benefit pension plans						(3)		(3)
Foreign currency translation adjustments						178		178
Unrealized gains in cash flow hedging instruments, net of taxes of $52 million						77		77
Other comprehensive income						1,278		1,278
Comprehensive income								1,786
Cash dividends—common stock $0.48 per share					(191)			(191)
Cash dividends—preferred stock 5% per annum			(23)		(82)			(105)
Purchases of treasury stock							(6)	(6)
Issuances of common stock and restricted stock, net of forfeitures	61,009,827	1		1,528				1,529
Exercise of stock options and tax benefits of exercises and restricted stock vesting	92,917			1				1
Accretion of preferred stock discount			34		(34)			0
Redemption of preferred stock			(3,107)		(448)			(3,555)
Compensation expense for restricted stock awards and stock options				89				89
Issuance of common stock for acquisition	2,560,601	0		31				31
Allocation of ESOP shares				1				1
Balance, September 30, 2009	502,097,500	$5	$0	$18,928	$10,374	$57	$(3,172)	$26,192

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)	Nine Months Ended September 30,
	2010	2009
Operating activities:
Income from continuing operations, net of tax	$2,349	$583
Loss from discontinued operations, net of tax	(303)	(75)
Net income	2,046	508
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	3,069	3,386
Depreciation and amortization, net	422	585
Net gains on sales of securities available for sale	(134)	(217)
Net gains on deconsolidation	(177)	0
Loans held for sale:
Transfers in and originations	(400)	(459)
Losses on sales	(25)	0
Proceeds from sales	516	617
Stock plan compensation expense	117	102
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
Increase in interest receivable	(92)	(83)
(Increase) decrease in accounts receivable from securitizations(1)	17	(823)
Decrease in other assets(1)	1,473	1,040
Decrease in interest payable	(45)	(93)
Increase (decrease) in other liabilities(1)	1,215	(1,722)
Net cash provided by operating activities attributable to discontinued operations	18	40
Net cash provided by operating activities	8,020	2,881
Investing activities:
Increase in restricted cash for securitization investors(1)	1,312	180
Purchases of securities available for sale	(20,561)	(22,369)
Proceeds from paydowns and maturities of securities available for sale	8,710	7,711
Proceeds from sales of securities available for sale	11,483	10,978
Proceeds from securitizations of loans	0	8,816
Proceeds from sale of interest-only bonds	57	0
Net decrease in loans held for investment(1)	3,974	445
Principal recoveries of loans previously charged off	1,201	593
Additions of premises and equipment	(225)	(214)
Net cash provided by companies acquired	0	778
Net cash provided by (used in) investing activities attributable to discontinued operations	(1)	1
Net cash provided by investing activities	5,950	6,919
Financing activities:
Net increase (decrease) in deposits	3,403	(7,675)
Net decrease in other borrowings(1)	(20,518)	(4,749)
Maturities of senior notes	(516)	(1,447)
Redemptions of acquired company debt and noncontrolling interest	0	(465)
Issuance of senior and subordinated notes and junior subordinated debentures	0	3,500
Purchases of treasury stock	(22)	(6)
Dividends paid on common stock	(69)	(191)
Dividends paid on preferred stock	0	(105)
Net proceeds from issuances of common stock	22	1,530
Net payments from redemption of preferred stock and warrants	0	(3,555)
Proceeds from share-based payment activities	6	1
Net cash used in financing activities attributable to discontinued operations	(19)	(3)
Net cash used in financing activities	(17,713)	(13,165)
Net decrease in cash and cash equivalents	(3,743)	(3,365)
Cash and cash equivalents at beginning of the period	8,685	7,492
Cash and cash equivalents at end of the period	$4,942	$4,127
Supplemental cash flow information:
Non-cash items:
Cumulative effect from adoption of new consolidation accounting standards	$2,973	$0
_________
(1)	Excludes the initial impact of adoption of the new consolidation standards on January 1, 2010.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 1—SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

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

CONA and COBNA are hereafter collectively referred to as the “Banks.”

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

On February 27, 2009, we acquired Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”) for $476 million, consisting of cash of $445 million and the issuance of 3 million shares of common stock valued at $31 million. On July 30, 2009, we merged Chevy Chase Bank with and into CONA.

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

•
Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small-ticket commercial real-estate loans that are in run-off mode.

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

The consolidated financial statements include the accounts of the company, our wholly owned subsidiaries and other entities in which we have a controlling financial interest. Investments in entities where we have the ability to exercise significant influence over the operations of the investee are accounted for using the equity method of accounting.  This includes interests in variable interest entities (“VIEs”) where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and our share of income or loss is recorded in other non-interest income. All significant intercompany balances and transactions have been eliminated.

Certain prior period amounts have been revised to conform to current presentation. All amounts in the following notes, excluding per share data, are presented in millions unless noted otherwise.

Recent Accounting Pronouncements

In July 2010, the FASB issued new accounting guidance that requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its loan portfolio.  The additional disclosures include a rollforward of the allowance for credit losses on a disaggregated basis and more information, by type of receivable, on credit quality indicators including aging and troubled debt restructurings (“TDRs”) as well as significant purchases and sales.  This guidance is effective for our interim and annual reporting periods ending after December 15, 2010, except for certain disclosures related to activity occurring during a reporting period which will be effective for interim and annual reporting periods beginning after December 15, 2010.

In April 2010, the FASB issued new accounting guidance on loan modifications inside a pool of loans accounted for as a single asset.  This new guidance states that loans acquired with deteriorated credit quality, which are accounted for within pools, and are modified will not trigger the removal of those loans from the pool even if the modification of those loans would otherwise be considered a TDR. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  This guidance allows an entity to make a one-time election to terminate its accounting for loans as a pool and is effective for our first fiscal quarter ending on or after July 15, 2010, and is to be applied prospectively.  The adoption of this guidance did not have an impact on our accounting or disclosures regarding our acquired loan portfolio.

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives.  This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting.  The guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. In the third quarter, we recorded a cumulative effect adjustment to beginning retained earnings of $16 million, $11 million net of taxes, related to the adoption of this accounting guidance.

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

The new accounting consolidation guidance, which removed the concept of a Qualified Special Purpose Entity (“QSPE”), resulted in the consolidation of our credit card trusts, one installment loan trust and certain mortgage trusts. We were considered to be the primary beneficiary of these trusts due to the combination of power over the activities that most significantly impact the economic performance of the trusts through the right to service the securitized loans and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts through its retained interests. The assets and liabilities of the credit card and installment loan trusts were consolidated on our balance sheet at their carrying values and the assets and liabilities of the mortgage trusts were consolidated at their unpaid principal balances using the practicable expedient provisions permitted upon adoption.

The table below reflects the impact of the adoption of this guidance on our January 1, 2010 consolidated balance sheet.

(Dollars in millions)	December 31, 2009	VIE Consolidation Impact		January 1, 2010
Assets:
Cash and cash equivalents	$8,685	$3,998		$12,683
Loans held for investment	90,619	47,565		138,184
Less: Allowance for loan and lease losses	(4,127)	(4,264	)(1)	(8,391)
Net loans held for investment	86,492	43,301		129,793
Accounts receivable from securitizations	7,629	(7,463)		166
Other assets	66,840	2,029		68,869
Total assets	$169,646	$41,865		$211,511

Liabilities:
Securitized debt obligations	$3,954	$44,346		$48,300
Other liabilities	139,103	458		139,561
Total liabilities	143,057	44,804		187,861
Total stockholders’ equity	26,589	(2,939	)(1)	23,650
Total liabilities and stockholders’ equity	$169,646	$41,865		$211,511
____________

(1)
In the second quarter of 2010, an adjustment of $53 million was made to increase the allowance for loan and lease losses for the impact of impairment on consolidated loans accounted for as troubled debt restructurings, and a related $34 million, net of taxes, was recorded as a reduction to stockholders' equity. These adjustments are not reflected in the above table.

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

We recorded a $2.9 billion cumulative effect adjustment in stockholders’ equity from adoption of the new consolidation accounting standards. The table below summarizes the impact on certain of our regulatory capital ratios related to the adoption of new standards on January 1, 2010:

	January 1, 2010	December 31, 2009	Difference
Tier 1 risk-based capital	9.93%	13.75%	(3.82)%
Total risk-based capital	17.58%	17.70%	(0.12)%
Tier 1 leverage	5.84%	10.28%	(4.44)%

NOTE 2—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations for GreenPoint and its wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”). GreenPoint was acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of GreenPoint have been accounted for as a discontinued operation and have been removed from the results of continuing operations for the three months and nine months ended September 30, 2010 and 2009. We have no significant continuing involvement in the operations of the originate and sell business of GreenPoint.

The loss from discontinued operations includes an expense of zero and $433 million, for the three months and nine months ended September 30, 2010, respectively, and an expense of $83 million and $109 million, for the three months and nine months ended September 30, 2009, respectively, recorded in non-interest expense, primarily for representations and warranties provided on loans previously sold to third parties by GreenPoint’s mortgage origination operation.

The following is summarized financial information for discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Net interest income (expense)	$0	$0	$(1)	$(1)
Non-interest income (expense)	(23)	(67)	(468)	(115)
Income tax benefit	(8)	(24)	(166)	(41)
Loss from discontinued operations, net of taxes	$(15)	$(43)	$(303)	$(75)

The mortgage origination operations of our wholesale mortgage banking unit had assets of $5 million and $24 million as of September 30, 2010 and December 31, 2009, respectively, consisting of mortgage loans held for sale and other related assets and liabilities of $597 million and $229 million as of September 30, 2010 and December 31, 2009 consisting primarily of obligations for representations and warranties that we provided on loans previously sold to third parties.

NOTE 3—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $39.9 billion and $38.9 billion, as of September 30, 2010 and December 31, 2009, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage related securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans, and home equity lines of credit; municipal securities and limited Community Reinvestment Act (“CRA”) equity securities.  Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies.  Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 69% of our total investment securities portfolio as of September 30, 2010, compared with 75% as of December 31, 2009.

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of September 30, 2010, and reported in our consolidated balance sheet at fair value.  The following tables present the amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized (losses), by major security type, for our investment securities as of September 30, 2010 and December 31, 2009.  The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).  We had negative amortization mortgage related securities related to retained securitizations that were classified as held to maturity as of December 31, 2009. We did not have any securities classified as trading as of the periods presented.

	September 30, 2010
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$374	$16	$0	$0	$0	$390
U.S. Agency debt obligations(3)	351	17	0	0	0	368
Collateralized mortgage obligations (“CMOs”):
Agency(4)	11,845	388	0	(2)	(2)	12,231
Non-agency	1,182	0	(70)	(28)	(98)	1,084
Total CMOs	13,027	388	(70)	(30)	(100)	13,315
Mortgage-backed securities (“MBS”):
Agency(4)	14,278	488	0	(11)	(11)	14,755
Non-agency	794	2	(46)	(16)	(62)	734
Total MBS	15,072	490	(46)	(27)	(73)	15,489
Asset-backed securities(5)	9,821	98	0	(3)	(3)	9,916
Other(6)	394	57	0	(3)	(3)	448
Total securities available for sale	$39,039	$1,066	$(116)	$(63)	$(179)	$39,926
Securities held to maturity:
Total securities held to maturity(7)	$0	$0	$0	$0	$0	$0

	December 31, 2009
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$379	$13	$0	$0	$0	$392
U.S. Agency debt obligations(3)	455	22	0	0	0	477
Collateralized mortgage obligations (“CMOs”):
Agency(4)	8,174	173	0	(47)	(47)	8,300
Non-agency	1,608	0	(96)	(174)	(270)	1,338
Total CMOs	9,782	173	(96)	(221)	(317)	9,638
Mortgage-backed securities (“MBS”):
Agency(4)	19,429	466	0	(37)	(37)	19,858
Non-agency	1,011	0	(85)	(100)	(185)	826
Total MBS	20,440	466	(85)	(137)	(222)	20,684
Asset-backed securities(5)	7,043	154	0	(5)	(5)	7,192
Other(6)	440	12	0	(5)	(5)	447
Total securities available for sale	$38,539	$840	$(181)	$(368)	$(549)	$38,830
Securities held to maturity:
Total securities held to maturity(7)	$80	$0	$0	$0	$0	$80
____________

(1)	Represents the amount of cumulative non-credit OTTI losses recorded in AOCI on securities that also had credit impairments. These losses are included in total gross unrealized losses.

(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI impairment.

(3)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $350 million and $454 million, as of September 30, 2010 and December 31, 2009, respectively, and fair values of $367 million and $476 million, as of September 30, 2010 and December 31, 2009, respectively.

(4)
Consists of mortgage-related securities issued by Fannie Mae and Freddie Mac with amortized costs of $16.0 billion and $8.0 billion, respectively, and fair values of $16.5 billion and $8.3 billion, respectively, as of September 30, 2010. The book value of the Fannie Mae investment and Freddie Mac investments exceeded 10% of our stockholders’ equity as of September 30, 2010.

(5)
Consists of securities collateralized by credit card loans, auto loans, auto dealer floor plan inventory loans, equipment loans, and home equity lines of credit.  The distribution among these asset types was approximately 79.3% credit card loans, 5.8% auto loans, 7.6% student loans, 5.1% auto dealer floor plan inventory loans, 2.0% equipment loans, and 0.2% home equity lines of credit as of September 30, 2010.  In comparison, the distribution was approximately 76.3% credit card loans, 14.0% auto loans, 6.9% student loans, 1.7% auto dealer floor plan inventory loans, 0.8% equipment loans and 0.3% home equity lines of credit as of December 31, 2009.  Approximately 90.7% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2010, compared with 84.2% as of December 31, 2009.

(6)	Consists of municipal securities and equity investments, primarily related to CRA activities.

(7)	Consists of negative amortization mortgage-backed securities.

The fair value of our investment securities portfolio increased to $39.9 billion as of September 30, 2010, from $38.9 billion as of December 31, 2009.  This increase was primarily driven by a tightening of credit spreads, attributable to the improvement in credit performance and increased liquidity, and lower interest rates during the first nine months of 2010, which resulted in unrealized gains on our agency securities and a reduction in the unrealized losses on our non-agency securities.

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	0	0	0	0	0	0
CMOs:
Agency(2)	103	0	478	(2)	581	(2)
Non-agency	0	0	1,056	(98)	1,056	(98)
Total CMOs	103	0	1,534	(100)	1,637	(100)
MBS:
Agency(2)	2,304	(10)	196	(1)	2,500	(11)
Non-agency	0	0	649	(62)	649	(62)
Total MBS	2,304	(10)	845	(63)	3,149	(73)
Asset-backed securities	298	(1)	35	(2)	333	(3)
Other	63	(1)	82	(2)	145	(3)
Total securities available for sale in a gross unrealized loss position	$2,768	$(12)	$2,496	$(167)	$5,264	$(179)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	27	0	0	0	27	0
CMOs:
Agency(2)	2,188	(38)	689	(9)	2,877	(47)
Non-agency	3	(1)	1,313	(269)	1,316	(270)
Total CMOs	2,191	(39)	2,002	(278)	4,193	(317)
MBS:
Agency(2)	2,520	(30)	325	(7)	2,845	(37)
Non-agency	0	0	810	(185)	810	(185)
Total MBS	2,520	(30)	1,135	(192)	3,655	(222)
Asset-backed securities	490	(1)	56	(4)	546	(5)
Other	30	0	115	(5)	145	(5)
Total securities available for sale in a gross unrealized loss position	$5,258	$(70)	$3,308	$(479)	$8,566	$(549)
____________

(1)	Consists of debt securities issued by Fannie Mae and Freddie Mac.

(2)	Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities of $179 million as of September 30, 2010 relate to approximately 247 individual securities.  Our investments in non-agency CMOs, non-agency residential MBS and asset-backed securities accounted for $163 million, or 91.1% of total gross unrealized losses as of September 30, 2010.  Of the $179 million gross unrealized losses as of September 30, 2010, $167 million related to securities that had been in a loss position for more than 12 months.  As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary.  Based on our assessments, we have recorded other-than-temporary impairment (“OTTI”) for a portion of our non-agency CMO, non-agency residential MBS and asset-backed securities, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2010.

	September 30, 2010
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$3,307	$3,335
Due after 1 year through 5 years	6,449	6,542
Due after 5 years through 10 years	1,164	1,194
Due after 10 years(1)	28,119	28,855
Total	$39,039	$39,926
____________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above.  The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of September 30, 2010.  Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	September 30, 2010
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
Fair value of securities available for sale:
U.S. Treasury debt obligations	$262	1.56%	$128	4.27%	$0	0%	$0	0%	$390	2.45%
U.S. Agency debt obligations(1)	187	4.60	181	4.52	0	0	0	0	368	4.56
CMOs:
Agency(2)	1,516	5.43	9,596	4.47	1,096	4.27	23	4.64	12,231	4.57
Non-agency	392	5.87	685	5.47	3	5.14	4	6.58	1,084	5.62
Total CMOs	1,908	5.52	10,281	4.53	1,099	4.28	27	4.96	13,315	4.65
MBS:
Agency(2)	106	5.23	9,787	4.88	4,848	4.17	14	4.14	14,755	4.65
Non-agency	31	5.88	703	5.95	0	0	0	0	734	5.95
Total MBS	137	5.38	10,490	4.95	4,848	4.17	14	4.14	15,489	4.71
Asset-backed securities	2,227	3.17	7,145	2.82	544	3.22	0	0	9,916	2.92
Other	116	2.77	116	4.21	48	4.53	168	0.60	448	3.60
Total securities available for sale	$4,837	4.12%	$28,341	4.25%	$6,539	4.11%	$209	1.40%	$39,926	4.20%
____________

(1)	Consists of debt securities issued by Fannie Mae and Freddie Mac.

(2)	Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Credit Ratings

Approximately 93% and 90% of our total investment securities portfolio was rated AAA or its equivalent as of September 30, 2010 and December 31, 2009, respectively, while approximately 5% were below investment grade as of September 30, 2010 and December 31, 2009. All of our agency securities were rated AAA as of September 30, 2010 and December 31, 2009. The table below presents information on the credit ratings of our non-agency CMOs, non-agency MBS and asset-backed securities, which account for the substantial majority of the unrealized losses related to our investment securities portfolio as of September 30, 2010 and December 31, 2009.

	September 30, 2010				December 31, 2009
	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency CMOs	3%	1%	11%	88%	4%	2%	24%	74%
Non-agency MBS	2	0	6	94	3	4	7	89
Asset-backed securities	25	90	10	0	18	84	16	0
______________

(1)	Calculated based on the amortized cost of the major security type presented divided by the amortized cost of our total investment securities portfolio as of the end of each period.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position at least quarterly, and more often as market conditions require, to assess whether the impairment is other-than-temporary.  Our OTTI assessment is a subjective process requiring the use of judgments and assumptions.  Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral, and current market conditions.

Effective April 1, 2009, we adopted new accounting guidance that changed our method for assessing, measuring and recognizing OTTI. Under this guidance, if we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings.  If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in other comprehensive income (“OCI”).  We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield.  The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.  Prior to the adoption of this new accounting guidance, the entire unrealized loss amount related to a security that was determined to be other-than-temporarily impaired was recognized in earnings.  We provide additional information on this change in accounting and our assessment of OTTI in our 2009 Form 10-K under “Note 1—Significant Accounting Policies.”

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Total OTTI losses	$39	$68	$102	$227
Less: Non-credit component of OTTI losses recorded in OCI	(34)	(57)	(40)	(205)
Net OTTI losses recognized in earnings	$5	$11	$62	$22

As indicated in the table above, for the three and nine month periods ended September 30, 2010, we recorded $5 million and $62 million of credit related OTTI losses in earnings.  The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $116 million as of September 30, 2010.  We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools.  These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities.  Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates.  Assumptions used can vary widely from loan to loan and are influenced by factors such as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.

We believe the remaining gross unrealized losses related to all other securities of $63 million as of September 30, 2010 are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads, and therefore, we do not expect to incur any credit losses related to these securities.  In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost.  Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The table below presents activity for the three and nine months ended September 30, 2010 and 2009 related to credit losses on debt securities recognized in earnings for which a portion of the OTTI, the non-credit component, was recorded in AOCI.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Beginning balance of credit losses	$45	$11	$32	$0
Additions for the credit component of OTTI on debt securities for which OTTI losses were not previously recognized	3	8	7	19
Additions for the credit component of OTTI on debt securities for which OTTI losses were previously recognized	2	3	20	3
Reductions for securities for which the non-credit component previously recorded in AOCI comprehensive income was recognized in earnings because of our intent to sell the securities(1)	0	0	(9)	0
Ending balance of credit losses	$50	$22	$50	$22
______________

(1)	We recognized $0 million and $35 million of OTTI losses on securities for which no portion of the OTTI losses remained in AOCI for the three and nine months ended September 30, 2010, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Beginning balance AOCI related to securities available for sale, net of tax(1)	$674	$(203)	$186	$(725)
Net unrealized holding gains (losses), net of tax(2)	(73)	362	436	898
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	(15)	73	(36)	59
Ending balance AOCI related to securities available for sale, net of tax	$586	$232	$586	$232
______________

(1)
Net of tax benefit (expense) of $(350) million and $86 million for the three months ended September 30, 2010 and 2009, respectively, and $(105) million and $384 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)
Net of tax benefit (expense) of $41 million and $(181) million for the three months ended September 30, 2010 and 2009, respectively, and $(214) million and $(483) million for the nine months ended September 30, 2010 and 2009, respectively.

(3)
Net of tax (benefit) expense of $8 million and $(36) million for the three months ended September 30, 2010 and 2009, respectively, and $18 million and $(32) million for the nine months ended September 30, 2010 and 2009, respectively.

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and call of available-for-sale securities recognized in earnings for the three and nine months ended September 30, 2010 and 2009. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI.  We also present the proceeds from the sale of available-for-sale investment securities for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Gross realized investment gains	$27	$158	$135	$230
Gross realized investment losses	(1)	(12)	(1)	(13)
Net realized gains (losses)	$26	$146	$134	$217
Total proceeds from sales	$2,417	$7,921	$11,478	$10,978

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank.  We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We had securities pledged with a fair value of $9.7 billion and $11.9 billion as of September 30, 2010 and December 31, 2009, respectively.  We did not have any securities pledged where the secured party had the right to sell or repledge the collateral as of these dates.

NOTE 4—LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan Portfolio Composition

The table below presents the composition of our held-for investment loan portfolio, which includes loans restricted for securitization investors, as of September 30, 2010 and December 31, 2009.  Loans restricted for securitization investors totaled $51.6 billion and $15.5 billion as of September 30, 2010 and December 31, 2009, respectively.

(Dollars in millions)	September 30, 2010	December 31, 2009
Credit Card business:
Domestic credit card loans	$49,324	$13,374
International credit card loans	7,473	2,229
Total credit card loans	56,797	15,603
Domestic installment loans	4,515	6,693
International installment loans	14	44
Total installment loans	4,529	6,737
Total credit card	61,326	22,340
Consumer Banking business:
Automobile	17,643	18,186
Mortgage	12,763	14,893
Other retail	4,591	5,135
Total consumer banking	34,997	38,214
Total consumer (1)	96,323	60,554
Commercial Banking business:
Commercial and multifamily real estate (2)	13,383	13,843
Middle market	10,456	10,062
Specialty lending	3,813	3,555
Total commercial lending	27,652	27,460
Small-ticket commercial real estate	1,890	2,153
Total commercial banking	29,542	29,613
Other:
Other loans	469	452
Total loans	$126,334	$90,619

(1)	Consumer loans consist of all of the loans in our Credit Card and Consumer Banking businesses.
(2)	Included construction loans and land development loans totaling $2.7 billion and $2.5 billion as of September 30, 2010 and December 31, 2009, respectively.

Loans 90 days or more past due totaled approximately $1.6 billion and $853 million as of September 30, 2010 and December 31, 2009, respectively.  The significant increase in loans 90 days or more past due was due in part to our January 1, 2010 adoption of the new consolidation accounting standards, which resulted in our adding substantially all of the loans underlying our securitization trusts to our consolidated balance sheet.

Loans classified as nonperforming totaled $1.3 billion and $1.3 billion as of September 30, 2010 and December 31, 2009, respectively.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information and events, it is not reasonably assured that we will be able to collect all principal and interest amounts due from the borrower in accordance with the contractual terms of the loan.  A loan that has been modified in a TDR is generally considered to be impaired until maturity, regardless of whether the borrower performs under the modified terms.  Accordingly, impaired loans generally include all TDRs and other loans that we individually evaluate for impairment, primarily nonperforming criticized commercial loans.   Impaired loans exclude smaller balance homogeneous consumer loans that we collectively evaluate to measure an impairment allowance.  Impaired loans also exclude loans acquired from Chevy Chase Bank because these loans were recorded at fair value upon acquisition and nonperforming loans held for sale because these loans are recorded at lower of cost or fair value.  Impaired loans generally include all loans classified as nonperforming and TDRs.  Our policies for classifying loans as nonperforming and placing them on nonaccrual status are as follows:

•
Credit card loans:  As permitted by regulatory guidance issued by FFIEC, our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. We continue to accrue finance charges and fees on credit card loans until the account is charged-off.  However, we reduce the carrying amount of credit card loan balances by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

•
Consumer loans: We classify consumer loans as nonperforming at the earlier of the date when we determine that the collectability of interest or principal on the loan is not reasonably assured or when the loan is 90 days past due for automobile and mortgage loans and 120 days past due for other non-credit card consumer loans.

•
Commercial loans: We classify commercial loans as nonperforming at the earlier of the date we determine that the collectability of interest or principal on the loan is not reasonably assured or the loan is 90 days past due.

•
Modified loans and troubled debt restructurings (“TDRs”):  We initially classify modified loans, including TDRs, as nonperforming unless the borrower has demonstrated performance under the previous terms and the underwriting process indicates that the borrower has the capacity to continue to perform under the restructured terms.  Otherwise, the modified loan is classified as nonperforming and placed on nonaccrual status until the borrower demonstrates a sustained period of performance over several payment cycles, generally six months of consecutive payments, under the modified terms of the loan.

•
Loans acquired from Chevy Chase Bank: Loans that we acquired from Chevy Chase Bank were recorded at fair value at acquisition. Accordingly, we do not classify loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date.

	September 30, 2010			December 31, 2009
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Impaired loans:
With an allowance	$202	$859	$1,061	$271	$241	$512
Without an allowance	411	51	462	453	82	535

Total impaired loans	613	910	1,523	724	323	1,047
Allowance for impairment loans	43	381	424	65	66	131

Net investment impaired loans	$570	$529	$1,099	$659	$257	$916

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(Dollars in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Average balance of impaired loans	$631	$907	$1,538	$686	$839	$1,525
Interest income recognized on impaired loans	$3	$26	$29	$5	$58	$63

TDRs accounted for $968 million and $280 million of impaired loans as of September 30, 2010 and December 31, 2009, respectively. TDRs of commercial and consumer loans included in the above tables and classified as performing totaled $63 million and $833 million, respectively, as of September 30, 2010, and $21 million and $239 million, respectively, as of December 31, 2009.

Purchased Credit Impaired Loans

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

Outstanding Balance and Carrying Value of Acquired Loans

The table below displays the outstanding contractual balance and the carrying value of the Chevy Chase Bank acquired loans as of September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit Impaired Loans	Non-Impaired Loans	Total Acquired Loans	Purchased Credit Impaired Loans	Non-Impaired Loans
Contractual balance	$7,511	$5,930	$1,581	$9,264	$7,114	$2,150
Carrying value	$5,819	$4,347	$1,472	$7,251	$5,256	$1,995

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses.  During the three and nine months ended September 30, 2010, we recorded a provision for loan losses related to these loans of $(1.4) million and $3.8 million, respectively.

The following table shows changes in the accretable yield related to the acquired Chevy Chase Bank loans.

(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2008	$0	$0	$0
Additions from new acquisitions	2,360	1,861	499
Accretion recognized in earnings	(293)	(210)	(83)
Accretable yield as of December 31, 2009	2,067	1,651	416
Accretion recognized in earnings	(292)	(212)	(80)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	214	214	0
Accretable yield as of September 30, 2010	$1,989	$1,653	$336
_____________

(1)	Represents the change in expected cash flows due to improved credit performance.

Allowance for Loan and Lease Losses

The following table summarizes changes in our allowance for loan and lease losses for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Balance at beginning of period	$6,799	$4,482	$4,127	$4,524
Impact from January 1, 2010 adoption of new consolidation accounting standard	0	0	4,317 (1)	0
Adjusted balance at the beginning of the period	6,799	4,482	8,444	4,524
Provision for loan and lease losses(2)	867	1,173	3,069	3,386
Charge-offs(2)	(1,900)	(1,319)	(6,459)	(3,976)
Recoveries of principal(2)	378	191	1,201	593
Net charge-offs(2)	(1,522)	(1,128)	(5,258)	(3,383)
Other(2)	31	(14)	(80)	(14)
Balance at end of period	$6,175	$4,513	$6,175	$4,513
______________

(1)	Includes an adjustment made in the second quarter for the impact of impairment related to loans that we consolidated on January 1, 2010 and accounted for as TDRs.

(2)
Amounts for 2010 include the impact related to loans that were off-balance sheet and consolidated on January 1, 2010 as a result of our prospective adoption of the new consolidation accounting standards.

Our acquired loans from the Chevy Chase Bank acquisition were initially recorded at fair value and no separate allowance for loan and lease losses is recorded for these loans as long as the loans perform as initially expected. Charge-offs of $290 million and $365 million for the nine months ended September 30, 2010 and 2009, respectively, were applied against the non-accretable difference established at acquisition.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities.

Unused credit card lines available to our customers totaled $159.2billion and $154.9 billion as of September 30, 2010 and December 31, 2009, respectively.  While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements. We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $12.9 billion and $12.0 billion as of September 30, 2010 and December 31, 2009, respectively. We had established a reserve of $112 million and $119 million as of September 30, 2010 and December 31, 2009, respectively.

NOTE 5—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

In the normal course of business, we are involved with various entities that are considered to be VIEs. A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. In accordance with existing accounting guidance, we are required to consolidate any VIE of which we are determined to be the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  We review all significant interests in the VIEs we are involved with including the amounts and types of financial and other support including equity investments, debt financing and guarantees. We also consider the activities of the VIEs that most significantly impact the VIEs economic performance and whether we have control over those activities. We assess whether or not we are the primary beneficiary of a VIE on an on-going basis.  To provide the necessary disclosures, we aggregate similar VIEs based on the nature and purpose of the entities.

The following table presents the carrying amount of assets and liabilities of those VIEs for which we are the primary beneficiary and the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which we are not the primary beneficiary, but hold a variable interest.  Securitization related VIEs are only displayed for the period ending September 30, 2010 as transactions prior to January 1, 2010 were conducted through QSPEs or accounted for as secured borrowings and thus were not subject to VIE accounting.

	Consolidated		Non-consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets(1)	Carrying Amount of Liabilities(2)	Maximum Exposure to Loss(3)
VIEs, September 30, 2010
Securitization related VIEs
Credit card securitizations	$52,079	$27,905	$0	$0	$0
Auto securitizations	2,112	1,818	0	0	0
Installment loan securitization	110	33	0	0	0
Mortgage securitizations	0	0	183	39	304
Total securitization related VIEs	$54,301	$29,756	$183	$39	$304
Other VIEs
Affordable housing entities	$0	$0	$1,790	$760	$1,790
Entities that provide capital to low-income and rural communities	221	0	6	2	6
Other	0	0	176	0	176
Total Other VIEs	$221	$0	$1,972	$762	$1,972
Total VIEs	$54,522	$29,756	$2,155	$801	$2,276
VIEs, December 31, 2009
Affordable housing entities	$0	$0	$1,401	$638	$1,401
Entities that provide capital to low-income and rural communities	155	0	58	2	58
Other	0	0	203	0	203
Total VIEs	$155	$0	$1,662	$640	$1,662

(1)
The carrying amount of assets of securitization related VIEs is comprised of retained interests reported as accounts receivable from securitizations and letters of credit related to manufactured housing securitizations, separately disclosed in the Accounts Receivable from Securitizations and Other Mortgage Securitizations sections of this Note, respectively.  See “Note 6 – Mortgage Servicing Rights” for carrying value of mortgage servicing rights related to unconsolidated VIEs.

(2)
The carrying amount of liabilities of securitization related VIEs is comprised of obligations to fund negative amortization bonds associated with the securitization of option arm mortgage loans and obligations on certain swap agreements associated with the securitization of manufacturing housing loans.

(3)
The maximum exposure to loss represents the amount of loss we would incur in the unlikely event that all of our assets in the VIEs became worthless and we were required to meet our maximum remaining funding obligations.

Securitization Related VIEs

The majority of our VIE activity is related to our securitization programs which have historically been utilized for liquidity and funding purposes. We receive the proceeds from third party investors for debt securities issued from securitization trusts which are collateralized by transferred receivables from our portfolio. We remove loans from our consolidated balance sheet when securitizations qualify as sales to non-consolidated VIEs. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing, or when the sale is to a consolidated VIE, the assets will remain on our consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

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

The following table presents the external debt and receivable balances of our securitization programs, information regarding our ongoing involvement in the structures, and any gains/losses recognized on transferred assets for the periods ended September 30, 2010 and December 31, 2009.

	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Installment Loan	Auto Loan	Option Arm	GreenPoint HELOCs
September 30, 2010
Securities held by external investors	$27,697	$33	$1,774	$1,367	$307
Receivables in the trust	49,670	101	1,844	1,465	307
Cash balance of spread or reserve accounts	92	0	147	9	0
Gains/(losses) recognized on sales	0	0	0	0	0
Retained Interests	Yes	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	Yes	Yes (3)	Yes (3)
Amortization event	No	No	No	No	Yes (2)

December 31, 2009
Securities held by external investors	$42,523	$260	$4,035	$4,584	$383
Receivables in the trust	45,778	406	4,166	4,642	383
Cash balance of spread or reserve accounts	161	0	281	9	0
Gains/(losses) recognized on sales	2	39	0	0	0
Retained Interests	Yes	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	Yes	Yes (3)	Yes (3)
Amortization event	No	Yes (1)	No	No	Yes(2)

(1)
One installment loan program breached an amortization trigger in the first quarter of 2009 which moved the program from pro rata to sequential amortization.  We exercised our clean-up call option on this installment loan program on September 15, 2010.

(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.

(3)	We continue to service some of the outstanding balance of securitized mortgage receivables.

Non-Mortgage Securitization

Prior to consolidation of the applicable QSPEs, the consolidated balance sheet included retained interests in the securitized loans in the form of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the investors’ portion of the transferred principal receivables. We also included on our consolidated balance sheet a retained transferor’s interest in credit card loan receivables transferred to the trusts, carried on a historical cost basis and reported as loans held for investment.

See “Note 1—Summary of Significant Accounting Policies” for more detail on the impacts of consolidation on our financial statements.  See Mortgage Securitization section below for details relating to our consolidation and de-consolidation of CCB mortgage securitizations.

On September 15, 2010 we exercised our clean-up call option and paid off the balance of the outstanding notes on the one installment loan securitization program that remained off-balance sheet subsequent to the adoption of the new consolidation guidance.  Accordingly, as of the September 30, 2010, all remaining non-mortgage securitization structures are consolidated on the Company’s financial statements.

Mortgage Securitizations

We had previously securitized option arm mortgage loans by transferring loan receivables to trusts, which in turn issued mortgage backed securities to investors. The outstanding balance of debt securities held by external investors at September 30, 2010 and December 31, 2009 was $1.4 billion and $4.6 billion, respectively. There were no loans transferred into new trusts during the period and no gains recognized during the period.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights, which may be subordinated, to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, and certain of which we sold during the nine month period ended September 30, 2010. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved.

In connection with the securitization of certain option arm mortgage loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are classified as available-for-sale securities. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 9—Derivative Instruments and Hedging Activities” for further details on these derivatives.

Prior to January 1, 2010, 21 mortgage securitization trusts were off-balance sheet due to the QSPE exemption from the consolidation provisions of the old consolidation guidance. Upon the adoption of the new consolidation guidance on January 1, 2010, we were required to consolidate 15 of the mortgage trusts because we were considered the primary beneficiary of the impacted trusts, due to the power held through our servicing rights and due to the right to receive benefits that could potentially be significant to the trusts through the interest-only bonds we retained. As a result of consolidation, we recorded a $1.5 billion increase to loans held for investment, a $73 million increase to the allowance for loan losses, a $1.5 billion increase to securitized debt obligations, a $29 million decrease to other net assets, and a $114 million reduction in stockholders’ equity. As part of the consolidation, we eliminated retained interests from our consolidated balance sheet, including mortgage servicing rights, interest-only bonds and negative amortization bonds. See “Note 1 - Summary of Significant Accounting Policies.”

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

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We have funded $26 million in advances through September 30, 2010, all of which has been expensed as funded.  Our unfunded commitment related to these residual interests was $15 million as of September 30, 2010. We did not consolidate the trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

GreenPoint Mortgage Manufactured Housing

We retain the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit LLC (“GPC”) which was sold to a third party in 2004. Although we are the primary obligor, recourse obligations related to former GPC whole loan sales, commitments to exercise mandatory clean-up calls on certain GPC securitization transactions and servicing were transferred to a third party in the sale transaction. We do not consolidate the trusts used for the securitization of manufactured housing loans because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts since we no longer service the loans.

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $188 million and $205 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the expected residual balances on the funded letters of credit was $37 million and $46 million at September 30, 2010 and December 31, 2009, respectively, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $28 million and $33 million at September 30, 2010 and December 31, 2009, respectively. The value of our obligations under these swaps was $20 million and $18 million at September 30, 2010 and December 2009, respectively, and is recorded in other liabilities on the consolidated balance sheet.

The principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.4 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

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

As a result of consolidation of certain trusts, the related interest-only strip and retained tranches were eliminated and the remaining retained interests were reclassified to either loans held for investment, accrued interest receivable or restricted cash for these trusts. The following table provides details of accounts receivable from securitizations as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
(Dollars in millions)	Mortgage (3)	Non-Mortgage (2)	Mortgage (3)	Total
Interest-only strip classified as trading	$79	$22	$223	$245
Retained interests classified as trading:
Retained notes	36	573	0	573
Cash collateral	9	138	3	141
Investor accrued interest receivable	0	898	0	898
Total retained interests classified as trading	$45	$1,609	$3	$1,612
Retained notes classified as available for sale	0	2,088	0	2,088
Other retained interests	3	0	12	12
Total retained residual interests	$127	$3,719	$238	$3,957
Payments due to investors for interest on the notes	0	(61)	(1)	(62)
Collections on deposit for off-balance sheet securitizations (1)	0	3,233	0	3,233
Total accounts receivable from securitizations	$127	$6,891	237	$7,128

(1)
Collections on deposit for off-balance sheet securitizations include $2.2 billion of principal collections accumulated for expected maturities of securitization transactions as of December 31, 2009. There were no collections on deposit for off-balance sheet securitizations as of September 30, 2010. Collections on deposit for secured borrowings are included in restricted cash on the consolidated balance sheet as of January 1, 2010 and thereafter.

(2)	As of December 31, 2009, non-mortgage related accounts receivable from securitizations includes credit card, installment loan and auto trusts.

(3)	The mortgage securitization transactions relate to the Chevy Chase Bank acquisition which occurred on February 27, 2009.

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

During the three and nine months ended September 30, 2010 and 2009, respectively, we recorded gains of $5 million and $33 million and a $15 million gain and a $221 million loss, respectively, in earnings from changes in the fair value of retained interests, made up of the items in the following table. The majority of the change is due to the elimination or reclassification of retained interests at January 1, 2010 upon the adoption of the new consolidation guidance and the subsequent pay down of the off-balance sheet installment loan trust.

	Three Months Ended September 30,
(Dollars in millions)	2010	2009
Interest only strip valuation changes	$5	$4
Fair value adjustments related to spread accounts	0	19
Fair value adjustments related to investors’ accrued interest receivable	0	8
Fair value adjustments related to retained subordinated notes	0	2
Total consolidated statements of income impact	$5	$33

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009
Interest only strip valuation changes	$15	$(115)
Fair value adjustments related to spread accounts	0	(27)
Fair value adjustments related to investors’ accrued interest receivable	0	(16)
Fair value adjustments related to retained subordinated notes	0	(63)
Total consolidated statements of income impact	$15	$(221)

The changes in the fair value of retained interests in prior periods were primarily driven by rate assumption changes and volume fluctuations. All of these retained residual interests were subject to loss in the event assumptions used to determine the estimated fair value did not prevail, or if borrowers default on the related securitized receivables and our retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

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

Key Assumptions and Sensitivities for Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests include the weighted average ranges for net charge-off rates, principal payment rates, lives of receivables and discount rates are included in the following table. The net charge-off rates were determined using forecasted net charge-offs expected for the trust calculated consistently with our other net charge-off forecasts. The principal repayment rate assumptions were determined using actual and forecast trust principal payment rates based on the collateral. The lives of receivables were determined as the number of months necessary to repay the investors given the principal payment rate assumptions. The discount rates were determined using primarily trust specific statistics and forward rate curves, and were reflective of what market participants would use in a similar valuation. Additionally accrued interest receivable, cash reserve and spread accounts were discounted over the estimated life of the assets.

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

For the periods ending September 30, 2010 and December 31, 2009 the assumptions and sensitivities shown below included all credit card and installment loan securitizations.

	September 30, 2010	December 31, 2009
(Dollars in millions)	Mortgage Related (1)	Interest-only strip	Retained Interests	Mortgage Related (1)
Interest-only strip/ Retained Interests	$142 (2)	$22	$3,697		$226
Weighted average life for receivables (months)	4.3 – 4.7	7	7		3.4
Principal repayment rate (weighted average rate)	17.7-19.6%	16%	16%		27.8%
Impact on fair value of 10% adverse change	$0	$1	$(5)		$(5)
Impact on fair value of 20% adverse change	(6)	2	(8)		(9)
Charge-off rate (weighted average rate)	N/A	10%	10%		N/A
Impact on fair value of 10% adverse change	$ N/A	$(9)	$(6)	$	N/A
Impact on fair value of 20% adverse change	N/A	(11)	(12)		N/A
Discount rate (weighted average rate)	25.4-42.2%	12%	8%		11.5%
Impact on fair value of 10% adverse change	$(7)	$(1)	$(11)		$(6)
Impact on fair value of 20% adverse change	(14)	(2)	(23)		(12)

(1)	Mortgage related retained interests were acquired in connection with the Chevy Chase Bank acquisition which occurred on February 27, 2009.

(2)	Does not include liquidity swap related to the negative amortization bonds of $19 million.

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

Cash Flows Related to the Off-Balance Sheet Securitizations

The following provides the details of the cash flow related to securitization transactions that qualified as off-balance sheet for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
(Dollars in millions)	Non-mortgage	Mortgage	Non-mortgage	Mortgage
Proceeds from new securitizations	$0	0	$1	0
Collections reinvested in revolving securitizations	0	n/a	20	n/a
Repurchases of accounts from the trust	0	0	0	0
Servicing fees received	0	3	0	5
Cash flows received on retained interests (1)	29	14	1	24

	Nine Months Ended September 30,
	2010		2009
(Dollars in millions)	Non-mortgage	Mortgage	Non-mortgage	Mortgage
Proceeds from new securitizations	$0	0	$9	0
Collections reinvested in revolving securitizations	0	n/a	52	n/a
Repurchases of accounts from the trust	0	0	0	0
Servicing fees received	1	11	1	15
Cash flows received on retained interests (1)	35	102	4	75

(1)
Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program. Cash flows for the three and nine months ended September 30, 2009 include securitizations that no longer qualify as off -balance sheet. The three and nine months ended September 30, 2010 includes the clean-up call payment for the off-balance sheet installment loan trust.

Supplemental Loan Information

Principal balances of off-balance sheet single family residential loans, delinquent amounts and net credit losses on loans we serviced for the nine months ended September 30, 2010 and year ended December 31, 2009, were as follows:

(Dollars in millions)	September 30, 2010	December 31, 2009
Total Principal Amount of Loans	$1,452	$4,642

Principal Amount of Loans Past Due 90 Days or More	$270	$1,247

Net Credit Losses	$120	$217

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. As a result of the new consolidation guidance certain investment funds are no longer considered to be VIEs and are not included in the September 30, 2010 balances. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. Our maximum exposure to these entities is limited to our variable interests in the entities. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The assets of the unconsolidated investment funds that were VIEs at September 30, 2010 and December 31, 2009 were approximately $6.7 billion and $7.3 billion, respectively. The remaining investment funds where we have the power to direct activities that most significantly impact the economic performance were consolidated as of January 1, 2010; the net consolidation impact to retained earnings was $3 million.

Entities that Provide Capital to Low-income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs that we consolidated at September 30, 2010 and December 31, 2009 were approximately $221 million and $155 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The assets of the VIEs that we held an interest in but were not required to consolidate at September 30, 2010 and December 31, 2009 were approximately $6 million and $58 million, respectively. We record our interests in these unconsolidated VIEs in loans held for investment and other assets. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that it was not previously contractually required to provide.

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The assets of the trust at September 30, 2010 and December 31, 2009 were $390 million and $430 million, respectively. We are not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impacts the trust’s economic performance. We record our interest in the trust in loans held for investment. Our maximum exposure to the trust is limited to our variable interest. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 6—MORTGAGE SERVICING RIGHTS

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

The following table sets forth the changes in the fair value of MSRs during the three and nine months ended September 30, 2010 and September 30, 2009:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Servicing Rights:	2010	2009	2010	2009
Balance, beginning of period	$137	$281	$240	$150
Acquired in acquisitions (1)	0	0	0	110
Originations	2	7	8	14
Sales	0	0	(42)	0
Change in fair value, net	(15)	(16)	(82)	(2)
Balance at September 30	$124	$272	$124	$272
Ratio of mortgage servicing rights to related loans serviced for others	0.61%	0.88%	0.72%	0.88%
Weighted average service fee	0.28	0.29	0.28	0.29
_______________

(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

Fair value adjustments to the MSRs for the three and nine months ended September 30, 2010 included decreases of $2 million and of $19 million, respectively, due to run-off and cash collections, and decreases of $13 million and $63 million, respectively, due to changes in the valuation inputs and assumptions.

Fair value adjustments to the MSRs for the three and nine months ended September 30, 2009 included decreases of $8 million and $22 million, respectively, due to run-off and cash collections, and a decrease of $8 million and an increase of $20 million due to enhancements in the valuation inputs and assumptions, respectively.

The significant assumptions used in estimating the fair value of the MSR as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Weighted average prepayment rate (includes default rate)	17.59%	17.61%
Weighted average life (in years)	5.09	5.15
Discount rate	11.71%	11.46%

The decrease in the weighted average prepayment rate was driven by an estimated reduction in voluntary attrition due to market conditions and decrease in weighted average life from runoffs.

At September 30, 2010, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $7 million and $13 million, respectively.

At September 30, 2010, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $17 million and $36 million, respectively.

As of September 30, 2010, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $31.6 billion, of which $20.5 billion was serviced for other investors. As of September 30, 2009, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $43.9 billion, of which $30.7 billion was serviced for other investors.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $13.6 billion as of September 30, 2010 and December 31, 2009.  Goodwill is allocated to our Credit Card, Commercial Banking and Consumer Banking business segments and is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the three and nine months ended September 30, 2010.

The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The purchased credit card relationship reflects the difference between the purchase price and the fair value of the credit card loans acquired in the Sony acquisition.  The other intangible items relate to customer lists and brokerage relationships.

The following table summarizes our intangible assets subject to amortization.

	September 30, 2010
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(864)	$698	7.2 years
Lease intangibles	54	(27)	27	22.0 years
Purchased credit card relationship intangible (1)	47	(1)	46	6.3 years
Trust intangibles	11	(5)	6	13.2 years
Other intangibles	35	(25)	10	3.6 years
Total	$1,709	$(922)	$787

	December 31, 2009
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(713)	$849	8.0 years
Lease intangibles	54	(23)	31	22.7 years
Trust intangibles	11	(5)	6	13.9 years
Other intangibles	35	(15)	20	3.2 years
Total	$1,662	$(756)	$906

(1)	Relates to the acquisition of the legacy Sony Card portfolio in the third quarter of 2010.

Intangible assets are amortized on an accelerated basis using the sum of the year's digits methodology over their respective estimated useful lives. Intangible assets are recorded in other assets on the balance sheet. Amortization expense for intangibles of $54 million and $60 million, is recorded to non-interest expense for the three months ended September 30, 2010 and September 30, 2009, respectively. The weighted average amortization period for all purchase accounting intangibles is 7.6 years.

The following table summarizes our estimated future amortization expense for intangible assets as of September 30, 2010:

(Dollars in millions)	Current Period Amortization Amount
Three months ended September 30, 2010	$54

(Dollars in millions)	Estimated Future Amortization Amounts
2010 (remaining three months)	$54
2011	196
2012	161
2013	130
2014	100
2015	71
Thereafter	75
Total	$787

NOTE 8—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which have become our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts and certificates of deposit.

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt.   As of September 30, 2010, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares representing preferred stock, common stock, warrants, trust preferred securities, junior subordinated debentures, guarantees of trust preferred securities and certain back-up obligations, purchase contracts and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any securities under the shelf registration statement during the first nine months of 2010.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the Federal Home Loan Bank.  Our FHLB membership is secured by the Company’s investment in FHLB stock, which totaled $278 million as of September 30, 2010.

Securitized Debt Obligations

As a result of the January 1, 2010 prospective adoption of the new consolidation accounting standards, we consolidated the substantial majority of our securitization trusts, which significantly increased our securitized debt obligations of the consolidated trusts.  Effective January 1, 2010, we added to our consolidated balance sheet $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors.

Senior and Subordinated Debt

Under the Senior and Subordinated Global Bank Note Program, COBNA has the ability to issue debt securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies.  The Senior and Subordinated Global Bank Note Program had $830 million and $1.3 billion outstanding at September 30, 2010 and December 31, 2009, respectively.  We had $9.1 billion, which included $860 million in fair value hedging gains, of outstanding senior and subordinated notes as of September 30, 2010.  We had $9.0 billion, which included $302 million of fair value hedging gains, of outstanding senior and subordinated notes as of December 31, 2009.  There was one senior note that matured during the nine months ended September 30, 2010. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both September 30, 2010 and December 31, 2009.  There were no junior subordinated borrowings that were called or matured during the nine months ended September 30, 2010.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential mortgage loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $1.2 billion and $3.2 billion as of September 30, 2010 and December 31, 2009, respectively.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2010 and December 31, 2009. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with a remaining contractual maturity of one year or less.  Our long-term debt consists of borrowings with a remaining contractual maturity of greater than one year.  The amounts presented for outstanding borrowings include unamortized debt premiums and discounts and fair value hedge accounting adjustments.

(Dollars in millions)	September 30, 2010	December 31, 2009
Customer deposits:
Non-interest bearing deposits	$14,471	$13,439
Interest-bearing deposits	104,741	102,370
Total customer deposits	$119,212	$115,809
Short-term borrowings:
Federal funds purchased and securities loaned and sold under agreements to repurchase	$947	$1,140
Other short-term borrowings:
Securitized debt obligations of consolidated trusts	12,927	1,675
FHLB advances	82	2,081
Unsecured senior debt	894	523
Unsecured subordinated debt	150	156
Other short-term borrowings	6	1
Total other short-term borrowings	14,059	4,436
Total short-term borrowings	$15,006	$5,576
Long-term debt:
Securitized debt obligations of consolidated trusts	$16,577	$2,279
FHLB advances	1,069	1,152
Unsecured senior debt	4,115	4,747
Unsecured subordinated debt	3,924	3,620
Junior subordinated debentures	3,642	3,640
Total long-term debt	$29,327	$15,438
Total short-term borrowings and long-term debt	$44,333	$21,014

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset/liability risk position and exposure to market risk in accordance with prescribed risk management policies and limits established by our Asset Liability Management Committee and approved by our Board of Directors.  Our primary market risk stems from the impact on our earnings and our economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates.  Our market risk management activities include the use of derivatives, primarily interest rate swaps, to manage and position the sensitivity of our earnings and the economic value of equity to changes in interest rates.  Derivatives are also utilized to manage our exposure to changes in foreign exchange rates.  Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We execute our derivative contracts in both the OTC and exchange-traded derivative markets.  In addition to interest rate swaps, we use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk.  From time to time, we enter into customer-accommodation derivative transactions. We engage in these transactions as a service to our commercial banking customers to facilitate their risk management objectives.  We typically offset the market risk exposure to our customer-accommodation derivatives through derivative transactions with other counterparties.

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging.  The outstanding notional amount of our derivative contracts totaled 49.1 billion as of September 30, 2010, compared with 59.2 billion as of December 31, 2009. We previously entered into interest rate swaps with one of the securitization trusts and essentially offset the derivatives with separate interest rate swaps with third parties. Upon consolidation of the trusts on January 1, 2010, the interest rate swap agreements between the Company and the trust are considered intercompany agreements, with a notional value of approximately 6.5 billion as of December 31, 2009, and any related receivables and payables are eliminated in consolidation, leading to the reduction in notional balance seen in the period.  The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged.  Derivatives are recorded at fair value in our consolidated balance sheets.  The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants.  We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets.  We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities.  Our policy is to report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting.  The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheet was $1.8 billion and $663 million, respectively, as of September 30, 2010, compared with $1.1 billion and $407 million, respectively, as of December 31, 2009.

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of September 30, 2010 and December 31, 2009. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	September 30, 2010			December 31, 2009
		Derivatives at Fair Value			Derivatives at Fair Value
(Dollars in millions)	Notional or Contractual Amount	Assets(1)	Liabilities(1)	Notional or Contractual Amount	Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$15,559	$1,093	$5	$17,289	$359	$27
Cash flow interest rate contracts	8,912	38	173	5,096	0	91
Total interest rate contracts	24,471	1,131	178	22,385	359	118
Foreign exchange contracts:
Cash flow foreign exchange contracts	2,030	7	17	1,576	15	12
Net investment foreign exchange contracts	52	0	1	53	0	0
Total foreign exchange contracts	2,082	7	18	1,629	15	12
Total derivatives designated as accounting hedges	26,553	1,138	196	24,014	374	130
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	695	11	24	935	4	20
Customer accommodation (2)	11,101	368	336	9,968	193	173
Other interest rate exposures	8,359	60	39	23,338	494	77
Total interest rate contracts	20,155	439	399	34,241	691	270
Foreign exchange contracts	1,414	227	65	0	0	0
Other contracts	1,025	1	3	981	4	7
Total derivatives not designated as accounting hedges	22,594	667	467	35,222	695	277
Total derivatives	$49,147	$1,805	$663	$59,236	$1,069	$407
___________

(1)
Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments.  We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $25 million and $4 million as of September 30, 2010 and December 31, 2009, respectively.  See “Derivative Counterparty Credit Risk” below for additional information.

(2)	Customer accommodation derivatives include those entered into with our commercial banking customers and those entered into with other counterparties to offset the market risk.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives(1)	$231	$228	$757	$(81)
Gain (loss) recognized in earnings on hedged items (1)	(230)	(214)	(718)	103
Net fair value hedge ineffectiveness gain (loss)	1	14	39	22
Derivatives not designated as accounting hedges:
Gain (loss) recognized in earnings on derivatives:
Interest rate contracts covering:
MSRs(2)	(4)	(3)	(17)	(20)
Customer accommodation (1)	6	2	14	9
Other interest rate exposures(1)	(1)	16	5	11
Total interest rate contracts	1	15	2	0
Foreign exchange contracts (1)	(7)	0	1	0
Other interest rate contracts (1)	(1)	(4)	(11)	(4)
Other contracts(2)	13	14	55	2
Total gain (loss) on derivatives not designated as accounting hedges	6	25	47	(2)
Net derivatives gain (loss) recognized in earnings	$7	$39	$86	$20
___________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

(2)	Amounts are recorded in our consolidated statements of income in servicing and securitizations income.

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Cash flow hedges:
Gain (loss) recognized in AOCI:(1)
Interest rate contracts	$16	$35	$73	$142
Foreign exchange contracts	2	(4)	(2)	8
Subtotal	18	31	71	150
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	(22)	(11)	(56)	(71)
Foreign exchange contracts(3)	(1)	2	1	(1)
Subtotal	(23)	(9)	(55)	(72)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0	1	0
Foreign exchange contracts(3)	0	0	0	0
Subtotal	0	0	1	0
Net investment hedges:
Gain (loss) recognized in AOCI:(1)
Foreign exchange contracts	(3)	(3)	(1)	(6)
Gain (loss) recognized in earnings due to ineffectiveness:
Foreign exchange contracts	0	0	0	0
Foreign exchange contracts	(3)	(3)	(1)	(6)
Net derivatives gain (loss) recognized in earnings	$(23)	$(9)	$(54)	$(72)
_____________

(1)	Amounts represent the effective portion.

(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify $5 million (after-tax) of net losses recorded in AOCI as of September 30, 2010, related to derivatives designated as cash flow hedges to earnings over the next 12 months, with the impact offset by cash flows from the related hedged items.  The maximum length of time over which forecasted transactions were hedged was 7 years as of September 30, 2010.  The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $28 million and $33 million as of September 30, 2010 and December 31, 2009, respectively.  These agreements are recorded in our consolidated balance sheets as a component of other liabilities.  The value of our obligations under these swaps was $20 million and $18 million as of September 30, 2010 and December 31, 2009, respectively.  See “Note 5— Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies.  In the event of a downgrade of our debt credit rating below investment grade, we would be in violation of those provisions.  The derivative counterparties would have the right to request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $663 million and $407 million as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, we were required to post collateral, consisting of a combination of cash and securities, totaling $213 million and $254 million, respectively.  If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $35 million and $28 million as of September 30, 2010 and December 31, 2009, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract.  Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral.  To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties.  These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments meet established thresholds. We received cash collateral from derivatives counterparties totaling $961 million and $338 million as of September 30, 2010 and December 31, 2009, respectively.  We posted cash collateral in accounts maintained by derivatives counterparties totaling $213 million and $254 million as of September 30, 2010 and December 31, 2009, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty.  We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty.  The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $26 million and $5 million as of September 30, 2010 and December 31, 2009, respectively.   We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality.  We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve.  The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as reduction in the derivative liability balance was $1 million as of both September 30, 2010 and December 31, 2009.

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

Accumulated Other Comprehensive Income (AOCI)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $269 million and $67 million as of September 30, 2010 and December 31, 2009:

(Dollars in millions)	September 30, 2010	December 31, 2009
Net unrealized gains on securities(1)	$594	$199
Net unrecognized elements of defined benefit plans	(30)	(29)
Foreign currency translation adjustments	(35)	(26)
Unrealized losses on cash flow hedging instruments	(43)	(60)
Initial application of the measurement date provisions for postretirement benefits other than pensions	(1)	(1)
Initial application from adoption of consolidation standards	(16)	0
Total accumulated other comprehensive income	$469	$83

(1)
Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $116 million (net of income tax was $75 million) and $181 million (net of income tax was $117 million) was reported in accumulated other comprehensive income as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, we reclassified $(55) million, and $(72) million, respectively, of net gains (losses), after tax, on derivative instruments from accumulated other comprehensive income into earnings.

During the nine months ended September 30, 2010 and 2009, we reclassified $(36) million and $59 million, respectively, of net gains (losses) on sales of securities, after tax, from accumulated other comprehensive income into earnings.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share-related data)	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations, net of tax	$818	$437	$2,349	$583
Loss from discontinued operations, net of tax	(15)	(43)	(303)	(75)
Net income (loss)	$803	$394	$2,046	$508
Preferred stock dividends and accretion of discount	0	0	0	(564)
Net income (loss) available to common shareholders	$803	$394	$2,046	$(56)
Denominator:
Denominator for basic earnings per share-weighted-average shares	$453	$449	$452	$421
Effect of dilutive securities (1)
Stock options	1	1	1	3
Contingently issuable shares	0	0	0	0
Restricted stock and units	3	3	3	0
Dilutive potential common shares	4	4	4	3
Denominator for diluted earnings per share-adjusted weighted-average shares	$457	$453	$456	$424
Basic earnings per share
Income (loss) from continuing operations	$1.81	$0.97	$5.19	$0.04
Loss from discontinued operations	(0.03)	(0.09)	(0.66)	(0.18)
Net income (loss)	$1.78	$0.88	$4.53	$(0.13)
Diluted earnings per share
Income (loss) from continuing operations	$1.79	$0.96	$5.15	$0.04
Loss from discontinued operations	(0.03)	(0.09)	(0.66)	(0.18)
Net income (loss)	$1.76	$0.87	$4.49	$(0.13)
_______________

(1)
Awards, options or warrants totaling shares of 29.7 million and 32.4 million for the three months ended September 30, 2010 and 2009, respectively, and shares of 25.9 million and 36.1 million for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of earnings per share because their inclusion would have been antidilutive.

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3:  Unobservable inputs.

Under the fair value accounting rules, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and thereafter, with any changes in fair value recorded in current earnings. We did not make any material fair value option elections as of and for the nine months ended September 30, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2010
	Fair Value Measurements Using			Assets/ Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale
U.S. Treasury and other U.S. Agency	$390	$368	$0	$758
Collateralized mortgage obligations	0	12,728	587	13,315
Mortgage-backed securities	0	15,048	441	15,489
Asset-backed securities	0	9,835	81	9,916
Other	128	300	20	448
Total securities available for sale	$518	$38,279	$1,129	$39,926
Other assets
Mortgage servicing rights	0	0	124	124
Derivative receivables(1) (2)	2	1,746	57	1,805
Retained interests in securitization	0	0	124	124
Total Assets	$520	$40,025	$1,434	$41,979

Liabilities
Other liabilities
Derivative payables(1)	$3	$607	$53	$663
Total Liabilities	$3	$607	$53	$663

	December 31, 2009
	Fair Value Measurements Using			Assets/ Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale
U.S. Treasury and other U.S. Agency	$392	$477	$0	$869
Collateralized mortgage obligations	0	8,656	982	9,638
Mortgage-backed securities	0	20,198	486	20,684
Asset-backed securities	0	7,179	13	7,192
Other	73	349	25	447
Total securities available for sale	$465	$36,859	$1,506	$38,830
Other assets
Mortgage servicing rights	0	0	240	240
Derivative receivables(1)(2)	4	625	440	1,069
Retained interests in securitizations	0	0	3,945	3,945
Total Assets	$469	$37,484	$6,131	$44,084

Liabilities
Other liabilities
Derivative payables(1)	$8	$366	$33	$407
Total Liabilities	$8	$366	$33	$407
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

(2)
The above table does not reflect $25 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2010 and December 31, 2009, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

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

During the third quarter of 2010, we had minimal movements between Levels 1 and 2. In connection with the adoption of the new consolidation accounting standards on January 1, 2010, retained interests in securitizations, which were considered a Level 3 security, were reclassified to loans held for investment when the underlying trusts were consolidated.

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

	For the Three Months Ended September 30, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, June 30, 2010	$1,212	$137		$51	$196	$47
Total realized and unrealized gains (losses):
Included in earnings	(3)	(13	)(1)	5	0	7
Included in other comprehensive income	(23)	0		0	0	0
Purchases, issuances and settlements, net	(21)	0		2	(72)	0
Transfers in to Level 3(4)	349	0		0	0	0
Transfers out of Level 3 (4)	(385)	0		(1)	0	(1)
Balance, September 30, 2010	$1,129	$124		$57	$124	$53
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2010	$(3)	$(13)		$5	$0	$7

(Dollars in millions)	For the Three Months Ended September 30, 2010
Securities Available for Sale	U.S. Treasury & other U.S. Gov’t agency	Collateralized mortgage obligations	Mortgage- backed securities	Asset- backed securities	Other	Total
Balance, June 30, 2010	$0	$633	$428	$132	$19	$1,212
Total realized and unrealized gains (losses):
Included in earnings	0	(3)	0	0	0	(3)
Included in other comprehensive income	0	(15)	(8)	(1)	1	(23)
Purchases, issuances and settlements, net	0	(21)	0	0	0	(21)
Transfers in to Level 3 (4)	0	195	154	0	0	349
Transfers out of Level 3 (4)	0	(202)	(133)	(50)	0	(385)
Balance, September 30, 2010	$0	$587	$441	$81	$20	$1,129
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2010	$0	$(3)	$0	$0	$0	$(3)

	For the Three Months Ended September 30, 2009
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, June 30, 2009	$1,969	$281		$541	$3,939	$37
Total realized and unrealized gains (losses):
Included in earnings	0	(8	)(1)	17	23	3
Included in other comprehensive income	148	0		0	41	0
Purchases, issuances and settlements, net	(32)	(1)		8	(132)	0
Transfers in/(out) of Level 3	(175)	0		(29)	0	0
Balance, September 30, 2009	$1,910	$272		$537	$3,871	$40
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$0	$(8)		$17	$55	$3

(Dollars in millions)	For the Three Months Ended September 30, 2009
Securities Available for Sale	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset- backed Securities	Other	Total
Balance, June 30, 2009	$0	$1,309	$629	$2	$29	$1,969
Total realized and unrealized gains (losses):
Included in earnings	0	0	0	0	0	0
Included in other comprehensive income	0	103	45	0	0	148
Purchases, issuances and settlements, net	0	(103)	0	75	(4)	(32)
Transfers in to Level 3 (4)	0	0	0	0	0	0
Transfers out of Level 3 (4)	0	(66)	(107)	(2)	0	(175)
Balance, September 30, 2009	$0	$1,243	$567	$75	$25	$1,910
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$0	$0	$0	$0	$0	$0

	For the Nine Months Ended September 30, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, December 31, 2009	$1,506	$240		$440	$3,945	$33
Total realized and unrealized gains (losses):
Included in earnings	(3)	(62	)(1)	15	9	20
Included in other comprehensive income	(72)	0		0	0	0
Purchases, issuances and settlements, net	40	(54)		4	(79)	1
Impact of adoption of consolidation standards	0	0		(401)	(3,751)	0
Transfers in to Level 3(4)	1,101	0		0	0	0
Transfers out of Level 3 (4)	(1,443)	0		(1)	0	(1)
Balance, September 30, 2010	$1,129	$124		$57	$124	$53
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2010	$(3)	$(62)		$14	$8	$20

(Dollars in millions)	For the Nine Months Ended September 30, 2010
Securities Available for Sale	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset-backed Securities	Other	Total
Balance, December 31, 2009	$0	$982	$486	$13	$25	$1,506
Total realized and unrealized gains (losses):
Included in earnings	0	(3)	0	0	0	(3)
Included in other comprehensive income	0	(51)	(20)	(2)	1	(72)
Purchases, issuances and settlements, net	0	(30)	0	70	0	40
Transfers in to Level 3 (4)	0	480	571	50	0	1,101
Transfers out of Level 3 (4)	0	(791)	(596)	(50)	(6)	(1,443)
Balance, September 30, 2010	$0	$587	$441	$81	$20	$1,129
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2010	$0	$(3)	$0	$0	$0	$(3)

	For the Nine Months Ended September 30, 2009
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, December 31, 2008	$2,380	$151		$60	$1,470	$61
Total realized and unrealized gains (losses):
Included in earnings	0	20	(1)	(136)	(195)	(20)
Included in other comprehensive income	(105)	0		0	92	0
Purchases, issuances and settlements, net	(63)	101		53	2,504	0
Transfers in/(out) of Level 3	(302)	0		560	0	(1)
Balance, September 30, 2009	$1,910	$272		$537	$3,871	$40
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$0	$20		$(136)	$71	$(20)

(Dollars in millions)	For the Nine Months Ended September 30, 2009
Securities Available for Sale	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset-backed Securities	Other	Total
Balance, December 31, 2008	$0	$1,580	$773	$0	$27	$2,380
Total realized and unrealized gains (losses):
Included in earnings	0	0	0	0	0	0
Included in other comprehensive income	0	(119)	14	0	0	(105)
Purchases, issuances and settlements, net	0	(183)	48	74	(2)	(63)
Transfers in to Level 3 (4)	0	0	0	0	0	0
Transfers out of Level 3 (4)	0	(34)	(269)	1	0	(302)
Balance, September 30, 2009	$0	$1,244	$566	$75	$25	$1,910
Change in unrealized gains (losses) included in earnings related to financial instruments held at September 30, 2009	$0	$0	$0	$0	$0	$0
_____________

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.

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

(4)
The transfer out of Level 3 for the third quarter of 2010 was primarily driven by greater consistency amongst multiple pricing sources. The transfer into Level 3 were primarily driven by less consistancy amongst vendor pricing on individual instances for non-agency MBS.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet at September 30, 2010 and December 31, 2009, the following table provides the fair value measures by level of valuation assumptions used and the amount of fair value adjustments recorded in earnings for those assets. Fair value adjustments for loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

	September 30, 2010
	Fair Value Measurements Using			Assets at Fair	Total
(Dollars in millions)	Level 1	Level 2	Level 3	Value	Losses
Assets
Loans held for sale	$0	$190	$0	$190	$5
Loans held for investment	0	91	138	229	90
Foreclosed assets(1)	0	268	0	268	29
Other	0	8	0	8	0
Total	$0	$557	$138	$695	$124

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair	Total
(Dollars in millions)	Level 1	Level 2	Level 3	Value	Losses
Assets
Loans held for sale	$0	$266	$0	$266	$16
Loans held for investment	0	39	232	271	115
Foreclosed assets(1)	0	197	0	197	26
Other	0	31	0	31	(4)
Total	$0	$533	$232	$765	$153
_____________

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments whether or not recognized on the consolidated balance sheet at fair value.

	September 30, 2010		December 31, 2009
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value(1)
Financial Assets
Cash and cash equivalents	$4,942	$4,942	$8,685	$8,685
Restricted cash for securitization investors	2,686	2,686	501	501
Securities available for sale	39,926	39,926	38,830	38,830
Securities held to maturity	0	0	80	80
Loans held for sale	197	197	268	268
Net loans held for investment	120,159	124,067	86,492	86,158
Interest receivable	1,025	1,025	936	936
Accounts receivable from securitization	127	127	7,128	7,128
Derivatives	1,805	1,805	1,069	1,069
Mortgage servicing rights	124	124	240	240
Financial Liabilities
Non-interest bearing deposits	$14,471	$14,471	$13,439	$13,439
Interest-bearing deposits	104,741	106,178	102,370	102,616
Senior and subordinated notes	9,083	9,642	9,045	9,156
Securitized debt obligations	29,504	29,638	3,954	3,890
Federal funds purchased and securities loaned or sold under agreements to repurchase	947	947	1,140	1,140
Other borrowings	4,799	4,680	6,875	6,693
Interest payable	464	464	509	509
Derivatives	663	663	407	407
_____________

(1)	Certain prior period amounts have been revised to conform to current presentation.

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2010 and December 31, 2009. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs into our established valuation techniques.

Financial Assets

Cash And Cash Equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Restricted Cash or Securitization Investors

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

As of September 30, 2010, we saw significant improvements in the market value of our portfolio holdings driven by stabilization of the financial markets and reduced risk premiums as compared to 2009. The decrease in the amount of Level 3 securities reflected continued run-off of the securities, the liquidation of our CMBS and MBS securities, and improvement in pricing consistency.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of September 30, 2010 and December 31, 2009 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, mortgage loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at September 30, 2010 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our credit card and auto portfolios. The most significant discounts to carrying amount were seen in our mortgage portfolio.

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

Accounts Receivable From Securitizations

Accounts receivable from securitizations include the interest-only strip, retained notes accrued interest receivable, cash reserve accounts and cash spread accounts for those securitization structures achieving off-balance sheet treatment. Refer to “Note 5—Variable Interest Entities and Securitizations” for discussion regarding the adoption of the new accounting consolidation standards on January 1, 2010. We use a valuation model that calculates the present value of estimated future cash flows. The model incorporates our estimate of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, discount rates including adjustments for liquidity, and contractual interest and fees. Other retained interests related to securitizations are carried at cost, which approximates fair value. The valuation technique for these securities is discussed in more detail in “Note 5—Variable Interest Entities and Securitizations”.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. We record MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in “Note 6—Mortgage Servicing Rights”.

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

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The decrease in fair value of other borrowings below carrying values at September 30, 2010 was primarily due to interest rate spreads across the industry and the discounts in secondary trading activity exhibited in the junior subordinated borrowings during the second quarter of 2010.

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

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding and included in other liabilities as of  September 30, 2010 and December 31, 2009 that have been issued since January 1, 2003 was $3 million. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At September 30, 2010 and December 31, 2009 there was no material unrealized appreciation or depreciation on these financial instruments.

NOTE 12—BUSINESS SEGMENTS

Segment Description

Our principal operations are currently organized into three major business segments, which are defined based on the products and services provided, or the type of customer served:  Credit Card, Consumer Banking and Commercial Banking.  The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment are included in the “Other” category.

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

•
Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our Commercial Banking business results also include the results of a national portfolio of small-ticket commercial real-estate loans that are in run-off mode.

•
Other Category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments.  Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category.  The Other category also includes foreign exchange-rate fluctuations related to revaluation of foreign currency-denominated investments; certain gains (losses) on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as acquisition and restructuring charges;  provisions for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

Basis of Presentation

We report the financial results of our business segments on a continuing operations basis.  See “Note 2—Discontinued Operations” for a discussion of discontinued operations.  The results of our individual businesses, which are prepared on an internal management accounting and reporting basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.  We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on GAAP.  There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the managed basis presentation of our business segment results may not be comparable to similar information provided by other financial service companies.  In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with GAAP.

Prior to January 1, 2010, our managed-basis presentation assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned.  Our managed results also reflected differences in accounting for the valuation of retained interests and the recognition of gains and losses on the sale of interest-only strips. Our managed results did not include the addition of an allowance for loan and lease losses for the loans underlying our off-balance sheet securitization trusts. The adoption on January 1, 2010 of the new consolidation accounting standards resulted in accounting for the loans in our securitization trusts in our reported financial statements in a manner similar to how we account for these loans on a managed basis.  As a result, our total company reported and managed basis presentations are generally comparable for periods beginning after January 1, 2010.

Business Segment Reporting Methodology

The results of our business segments are intended to reflect each segment as if it were a stand-alone business.  We have developed allocation methods for use in our internal management accounting and reporting process to assign certain managed balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment.  These allocation methods include funds transfer pricing and various other internally-developed methodologies and assumptions management believes are appropriate to reflect the results of each business segment.  Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.

Following is a description of the principles and methodologies used in preparing our business segment results.

•
Net interest income:  Interest income from loans held for investment and interest expense from deposits and other interest-bearing liabilities are reflected within each applicable business segment.  Because funding and asset/liability management are managed centrally by our Corporate Treasury Group, net interest income for our business segments also includes the results of a funds transfer pricing process that is intended to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept.  Also, taxable-equivalent benefit of tax-exempt products is allocated to each business unit with a corresponding increase in income tax expense.

•	Non-interest income: Non-interest fees and other revenue associated with loans or customers managed by each business segment and other direct revenues are accounted for within each business segment.

•	Provision for loan and lease losses: The provisions for loan and lease losses are directly attributable to the business segment in which they loans are reported.

•
Non-interest expense:  Non-interest expenses directly managed and incurred by a business segment are accounted for within each business segment.  We allocate certain non-interest expenses indirectly incurred by business segments, such as corporate support functions, to each business segment based on various factors, including the actual cost of the services from the service providers, the utilization of the services, the number of employees or other relevant factors.

•
Goodwill and other intangible assets:  Goodwill and other intangible assets are assigned to business segments based on the relative fair value of each segment.  Intangible amortization is included in the results of the applicable segment.

•
Income taxes: Income taxes are assessed for each business segment based on a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in the Other category.

•	Loans held for investment: Loans are reported within each business segment based on product or customer type.

•	Deposits: Deposits are reported within each business segment based on product or customer type.

Segment Results and Reconciliation

The following tables provide a summary of our business segment results for the three and nine months ended September 30, 2010 and 2009 and selected balance sheet data as of September 30, 2010 and December 31, 2009.  Total consolidated assets are not allocated among our business segments in the information that is reviewed by our chief operating decision maker.  The total of our business segment results and “Other” category, or “Total Managed,” differs from our total consolidated reported results. The impact of these differences is reflected in the “Securitization Adjustments” category.  The securitization adjustments remove the impact of presenting off-balance sheet securitized loans in our business segment results in the same manner as on-balance sheet loans to reconcile to our total consolidated reported results.

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

	Three Months Ended September 30, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income (expense)	$1,934	$946	$325	$(93)	$3,112	$(3)	$3,109
Non-interest income (expense)	671	196	30	7	904	3	907
Total revenue	2,605	1,142	355	(86)	4,016	0	4,016
Provision (benefit) for loan and lease losses	660	114	95	(2)	867	0	867
Non-interest expense:
Core deposit intangible amortization	0	36	14	0	50	0	50
Other non-interest expense	978	721	185	62	1,946	0	1,946
Total non-interest expense	978	757	199	62	1,996	0	1,996
Income from continuing operations before income taxes	967	271	61	(146)	1,153	0	1,153
Income tax provision (benefit)	336	96	22	(119)	335	0	335
Income (loss) from continuing operations, net of tax	$631	$175	$39	$(27)	$818	$0	$818

	Three Months Ended September 30, 2009
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income (expense)	$2,024	$848	$301	$39	$3,212	$(1,207)	$2,005
Non-interest income (expense)	967	212	43	151	1,373	180	1,553
Total revenue	2,991	1,060	344	190	4,585	(1,027)	3,558
Provision (benefit) for loan and lease losses	1,644	156	375	25	2,200	(1,027)	1,173
Non-interest expense:
Restructuring expense(3)	0	0	0	26	26	0	26
Core deposit intangible amortization	0	46	10	0	56	0	56
Other non-interest expense	897	635	156	32	1,720	0	1,720
Total non-interest expense	897	681	166	58	1,802	0	1,802
Income from continuing operations before income taxes	450	223	(197)	107	583	0	583
Income tax provision (benefit)	158	78	(69)	(21)	146	0	146
Income (loss) from continuing operations, net of tax	$292	$145	$(128)	$128	$437	$0	$437

	Nine Months Ended September 30, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income (expense)	$6,024	$2,777	$956	$(316)	$9,441	$(7)	$9,434
Non-interest income (expense)	2,048	674	132	(81)	2,773	2	2,775
Total revenue	8,072	3,451	1,088	(397)	12,214	(5)	12,209
Provision (benefit) for loan and lease losses	2,600	52	395	27	3,074	(5)	3,069
Non-interest expense:
Core deposit intangible amortization	0	110	42	0	152	0	152
Other non-interest expense	2,894	2,070	547	180	5,691	0	5,691
Total non-interest expense	2,894	2,180	589	180	5,843	0	5,843
Income from continuing operations before income taxes	2,578	1,219	104	(604)	3,297	0	3,297
Income tax provision (benefit)	890	434	37	(413)	948	0	948
Income (loss) from continuing operations, net of tax	$1,688	$785	$67	$(191)	$2,349	$0	$2,349

	Nine Months Ended September 30, 2009
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income (expense)	$5,513	$2,397	$826	$183	$8,919	$(3,176)	$5,743
Non-interest income (expense)	2,850	602	133	(37)	3,548	326	3,874
Total revenue	8,363	2,999	959	146	12,467	(2,850)	9,617
Provision (benefit) for loan and lease losses	4,847	626	615	148	6,236	(2,850)	3,386
Non-interest expense:
Restructuring expense(3)	0	0	0	87	87	0	87
Core deposit intangible amortization	0	129	29	0	158	0	158
Other non-interest expense	2,796	1,856	434	138	5,224	0	5,224
Total non-interest expense	2,796	1,985	463	225	5,469	0	5,469
Income from continuing operations before income taxes	720	388	(119)	(227)	762	0	762
Income tax provision (benefit)	252	136	(42)	(167)	179	0	179
Income (loss) from continuing operations, net of tax	$468	$252	$(77)	$(60)	$583	$0	$583
_______________

(1)
The significant increase in the loss from continuing operations reported in the "Other" category for the three and nine months ended September 30, 2010, compared with the three and nine months ended September, 30, 2009 was primarily attributable to an increase in the provision for repurchase losses, an increase in the residual expense from our funds transfer pricing allocation process and a reduced benefit from the sale of securities.

(2)
Reflects the impact of adjustments to reconcile our total business segment results, which are presented on a managed basis, to our reported GAAP results.  These adjustments primarily consist of: (i) the reclassification of finance charges, past due fees, other interest income and interest expense amounts included in non-interest income for management reporting purposes to net interest income for GAAP reporting purposes and (ii) the reclassification of net charge-offs included in non-interest income for management reporting purposes to the provision for loan and lease losses for GAAP reporting purposes.

(3)	In 2009, we completed the restructuring of our operations, which was initiated in 2007 to reduce expenses and improve our competitive cost position.

	September 30, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Loans held for investment	$61,326	$34,997	$29,542	$469	$126,334	$0	$126,334

Total deposits	$0	$79,506	$22,100	$17,606	$119,212	$0	$119,212

	December 31, 2009
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Loans held for investment	$68,524	$38,214	$29,613	$452	$136,803	$(46,184)	$90,619

Total deposits	$0	$74,145	$20,480	$21,184	$115,809	$0	$115,809
 _______________

(1)
Reflects the impact of adjustments to reconcile amounts presented on a managed basis to amounts reported in our consolidated balance sheets. These adjustments primarily consist of the elimination from total managed loans held for investment credit card loans that have been securitized and accounted for as off-balance sheet transactions in accordance with GAAP to reconcile to our reported loans held for investment.

NOTE 13—COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

We had contractual amounts of standby letters of credit and commercial letters of credit of $1.7 billion at September 30, 2010. As of September 30, 2010, financial guarantees had expiration dates ranging from 2010 to 2030.  The fair value of the guarantees outstanding at September 30, 2010 that have been issued since January 1, 2003, was $3 million and was included in other liabilities.

Chevy Chase Bank Acquisition

On February 27, 2009, we acquired all of the outstanding common stock of Chevy Chase Bank in exchange for Capital One common stock and cash.  In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, we are obligated to share a portion of the benefit with the former Chevy Chase Bank common shareholders (the “earn-out”). The maximum payment under the earn-out is $300 million and would occur after December 31, 2013. As of September 30, 2010, we have not recognized a liability with the earn-out based on our expectation of credit losses on the portfolio.

Potential Mortgage Representation & Warranty Liabilities

In recent years, we acquired three subsidiaries that originated residential mortgage loans and sold them to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was acquired in December 2006 as part of the North Fork acquisition; and Chevy Chase Bank, which was acquired in February 2009 and subsequently merged into CONA.

In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws.   The representations and warranties do not address the credit performance of the mortgage loans, but that performance often influences whether a claim for breach of representation and warranty will be asserted and has an effect on the amount of any loss in the event of a breach of a representation or warranty.

Each of these subsidiaries may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others).  The subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The subsidiary is exposed to any losses on the repurchased loans after giving effect to any recoveries on the collateral.  In some instances, rather than repurchase the loans, a subsidiary may agree to make a cash payment to make an investor whole on losses or to settle repurchase claims.  In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of certain breaches of representations and warranties.  In some cases, the amount of such losses could exceed the repurchase amount of the related loans.

These subsidiaries, in total, originated and sold to non-affiliates approximately $111 billion original principal balance of mortgage loans between 2005 and 2008, which are the relevant years (or “vintages”) with respect to which our subsidiaries have received the vast majority of the repurchase requests and other related claims.  We believe a significant amount of the original principal balance of these mortgage loans remains outstanding, and we believe significant credit losses have been and will in the future be incurred with respect to these mortgage loans.

The following table sets forth the original principal balance of mortgage loan originations by year for three general categories of purchasers of mortgage loans:

Original Principal Balance of Mortgage Loans Originated and Sold to Third Parties

(Dollars in billions)	2005	2006	2007	2008	Total

Government sponsored enterprises (“GSEs”)(1)	$3	$3	$4	$1	$11
Insured securitizations	9	8	1	0	18
Uninsured securitizations and other whole loan sales	33	30	16	3	82
Total	$45	$41	$21	$4	$111
_______________

(1)	GSEs include Fannie Mae and Freddie Mac.

Of the total original principal balance amount, approximately $11 billion was sold to either Fannie Mae or Freddie Mac (the “GSEs”), and approximately $13 billion was sold to purchasers who placed the loans into private-label securitizations supported by financial guaranty bond insurers that have made repurchase requests relating to those securitizations (“Active Insured Securitizations”).  Another $5 billion was sold to purchasers who placed the loans into private-label securitizations supported by financial guaranty bond insurers where the bond insurer is not currently making repurchase requests on those securitizations (“Inactive Insured Securitizations”). Insured securitizations often allow the bond insurer to act independently of the investors.  Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans we sold to others, we do not have complete information about the current ownership of the remaining $82 billion in original principal balance of mortgage loans. We have determined from third-party databases that about half of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance. In contrast to these insured securitizations, investors in uninsured securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes.   We have seen very few repurchase requests from uninsured securitizations in the past 12 months.  The portion of the remaining $82 billion in mortgage loans that are not within private-label publicly issued securitizations are likely either in privately placed securitizations or continue to be held by purchasers as whole loans.  We have received very few repurchase requests from claimants holding whole loans or from investors in privately placed securitizations in the past 12 months.

As of September 30, 2010, the subsidiaries had open repurchase requests relating to approximately $1.6 billion original principal balance of mortgage loans (up from $1.4 billion as of June 30, 2010, and from $1.0 billion as of December 31, 2009).  Over the last year, the vast majority of repurchase claims received and, as discussed below, almost all of our $836 million reserves, relate to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations.   Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages.  We have received relatively few repurchase requests from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

We have established representation and warranty reserves for losses that we consider to be both probable and reasonably estimable associated with the mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities.  These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment.  We evaluate these estimates on a quarterly basis.  We build our representation and warranty reserves through the provision for repurchase losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by Chevy Chase Bank and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint.  In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.  These factors include, without limitation: identity of counterparty and the nature of the representations and warranties made to it, trends in repurchase requests, the number and amount of currently open repurchase requests, the status of any litigation arising from repurchase requests, current and future levels of estimated lifetime loan losses to the extent the losses can reasonably be determined, trends in success rates (i.e., the probability that repurchase requests lead to payments), estimated future success rates, estimated gross loss per claim and estimated value of the underlying collateral.

The aggregate reserves for all three subsidiaries was $836 million as of September 30, 2010, compared with $853 million as of June 30, 2010 and $238 million as of December 31, 2009.  We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $16 million and $644 million in the third quarter and first nine months of 2010, respectively.  During the third quarter of 2010, we had settlements of repurchase requests totaling $33 million that were charged against the reserve.  The table below summarizes changes in our representation and warranty reserves for the three and nine months ended September 30, 2010 and 2009.

Changes in Representation and Warranty Reserves

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010		2009
Representation and warranty repurchase reserve, beginning of period(1)	$853	$162	$238		$140
Provision for repurchase losses(2)	16	91	644	(3)	134
Net realized losses	(33)	(47)	(46)		(68)
Representation and warranty repurchase reserve, end of period(1)	$836	$206	$836		$206
_______________

(1)	Reported in our consolidated balance sheets as a component of other liabilities.

(2)
The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $16 million and $211 million for the three and nine months ended September 30, 2010, respectively, and $8 million and $25 million for the three and nine months ended September 30, 2009, respectively. The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $433 million, pre-tax, for the nine months ended September 30, 2010, and $83 million and $109 million, pre-tax, for the three and nine months ended September 30, 2009, respectively.  There was no portion of the provision for mortgage repurchase claims recorded in discontinued operations for the three months ended September 30, 2010.

(3)
Includes increases to the representation and warranty reserves in the first and second quarter of 2010 due primarily to counterparty activity and our ability to extend the timeframe over which we estimate our repurchase liability in most cases to the full life of the mortgage loans sold by our subsidiaries for groups of loans for which we believe repurchases are probable.

As indicated in the table below, almost all of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold by others into Active Insured Securitizations. We have not established significant reserves with respect to the Inactive Insured Securitizations or the remaining $82 billion original principal balance of mortgage loans, other than a very small amount attributable to actual repurchase requests, because we limit our reserves to probable and reasonably estimable outcomes and we have received very few repurchase requests from this group during the past 12 months.

Allocation of Representation and Warranty Reserves

		September 30, 2010
(Dollars in millions, except for loans sold)	Loans Sold 2005 to 2008(1)	Reserve Liability
GSEs and Active Insured Securitizations	$24	$814
Inactive Insured Securitizations and others	87	22
Total	$111	$836
_______________

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by us and sold to third party investors between 2005 and 2008.

There is some risk that Inactive Insured Securitizations become Active Insured Securitizations and that some percentage of currently inactive investors with respect to the remaining $82 billion in mortgage loans clear the various legal and logistical hurdles necessary to pursue repurchase requests or otherwise become active.  If this risk were to become probable and reasonably estimable, we would establish reserves at that time.  Although we have no reason to believe the loan loss performance of the Inactive Insured Securitizations or the $82 billion in other mortgage loans will be materially different from the loan loss performance of the $24 billion in mortgage loans sold to the GSEs and Active Insured Securitizations, at this time, we have no basis to predict reliably how many, if any, of the owners of or investors in the $82 billion of mortgage loans will pursue repurchase requests or whether the Inactive Insured Securitizations will become active.  Moreover, it is uncertain whether the other reserve factors that would apply to any new claims brought by inactive investors would be the same as the reserve factors that are currently applicable to the GSEs or to the reserve factors that are currently applicable to the Active Insured Securitizations.  Until we have a meaningful repurchase experience with respect to these inactive categories, we believe it is not possible to determine the probability of or reasonably estimate this exposure.

The adequacy of the reserves and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests (including the extent, if any, to which Inactive Insured Securitizations and other currently inactive investors ultimately assert claims), the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

Due to these and other uncertainties and the lack of predictive measures to guide the range of litigation outcomes or the number of future claims that might arise, we do not believe a meaningful range of reasonably possible loss (as defined by the relevant accounting literature) in excess of the aggregate reserve can be determined as of September 30, 2010.  In addition, we cannot reasonably estimate the total amount of losses that will actually be incurred as a result of each subsidiary’s repurchase and indemnification obligations, and there can be no assurance that our current reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations.

More details about certain amounts included within the reserves follow:

GreenPoint is a defendant in a lawsuit wherein plaintiffs allege GreenPoint is obligated to repurchase an entire portfolio of approximately 30,000 mortgage loans with an aggregate original principal balance of $1.8 billion based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio (the “U.S. Bank Litigation” — see discussion within the Litigation section below).  Alternatively, plaintiffs allege in the U.S. Bank Litigation that GreenPoint is obligated to repurchase individual loans contained within the 30,000 mortgage loan portfolio where GreenPoint has allegedly breached representations and warranties (the “Loan-by-Loan theory”).  Similarly, GreenPoint is a defendant in a lawsuit that may ultimately allege GreenPoint is obligated to indemnify DB Structured Products, Inc. with respect to losses on an entire portfolio of approximately 6,200 mortgage loans with aggregate original principal balance of $353 million (the “DBSP Litigation” – see discussion within the Litigation section below). In addition, GreenPoint has received requests for indemnification in connection with a number of lawsuits in which GreenPoint is not a party, including both representation and warranty litigation and securities fraud class actions for which GreenPoint was identified as the mortgage loan originator of some of the underlying mortgage loans.

With respect to litigation where plaintiffs allege either that a Capital One subsidiary or an alleged third-party indemnitee of a Capital One subsidiary is obligated to repurchase entire portfolios, our reserves are limited to what we consider to be the probable and reasonably estimable losses associated with a loan-by-loan approach to representation and warranty claims.  The reserves do not include amounts for the portfolio-wide repurchase claim at issue in either the U.S. Bank litigation or the DBSP Litigation, nor do they include amounts for the indemnification requests received with respect to securities fraud class actions because none of these exposures, if any, is currently considered to be both probable and reasonably estimable.  In the event GreenPoint is obligated to repurchase all mortgage loans under the portfolio-wide repurchase claims in the U.S. Bank Litigation and DBSP Litigation, GreenPoint could possibly incur the current and future economic losses inherent in the portfolios’ associated securitization trusts.  Current loss and delinquency information regarding the trusts at issue in the U.S. Bank Litigation and the DBSP Litigation is provided in the Litigation section below in detail.

Litigation

In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation related matters when is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated.  Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance.  Below we provide a description of material legal proceedings and claims.

Our subsidiary banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa.  In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Fact discovery has closed and limited expert discovery is ongoing. The parties have briefed and presented oral argument on motions to dismiss and class certification and are awaiting decisions from the court.  At this time, we do not believe a meaningful range of reasonably possible loss related to our potential loss from the Interchange Lawsuits can be determined, especially given the inherent difficulty in predicting the long-term competitive effects of any changes in industry structure that may result from the injunctive relief requested in the suits.

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, the Company reduced its Visa-related indemnification liabilities of $90.9 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Company made a Fair Value Option for Financial Assets and Liabilities election on the indemnification guarantee to Visa, and the fair value of the guarantee at September 30, 2010 and December 31, 2009 was zero.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief.  In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. In November 2009 , April 2010, and July 2010, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.  No discovery has occurred in the In Re Late Fees Litigation, and plaintiffs have not articulated what damages they are seeking in the case.  Moreover, plaintiffs request injunctive relief in the complaint.   Especially for these reasons, we do not believe a meaningful range of reasonably possible loss can be determined with respect to the In Re Late Fees Litigation.

Between January and April 2010, eight substantially similar putative class actions were filed against COBNA and Capital One Services, LLC (“COSI”) challenging various marketing practices relating to the payment protection product: Blackie v. Capital One Bank, et al. (U.S. District Court for the Eastern District of Pennsylvania); Carr v. Capital One Bank, et al. (U.S. District Court for the District of New Jersey); McCoy v. Capital One Bank, et al. (U.S. District Court for the Southern District of California); Mitchell v. Capital One Bank, et al. (U.S. District Court for the Central District of California); Salazar v. Capital One Bank, et al. (U.S. District Court for the District of South Carolina); Smith v. Capital One Bank, et al. (U.S. District Court for the District of Arkansas); Sullivan v. Capital One Bank, et al, (U.S. District Court for the District of Connecticut); Watlington v. Capital One Bank, et al. (U.S. District Court for the Middle District of North Carolina) (collectively “The Payment Protection Class Actions”). The Payment Protection Class Actions seek a range of remedies, including compensatory damages, punitive damages, restitution, disgorgement, injunctive relief and attorneys’ fees. Each of these cases is in early stages. In addition, in September 2009, the U.S. District Court for the Middle District of Florida certified a statewide class action in Spinelli v. Capital One Bank, et al. with respect to the marketing of the payment protection product in Florida. In May 2010, the U.S. Court of Appeals for the Eleventh Circuit denied COBNA’s and COSI’s petition for interlocutory review of the class certification order, allowing the case to proceed toward the summary judgment stage.  In May 2010, COBNA and COSI entered into a preliminary global settlement with the various putative class counsel in The Payment Protection Class Actions, which settlement will not be effective until it is finalized by the parties and approved through the appropriate judicial approval processes.  In August 2010, the Florida federal court issued a preliminary approval order for the settlement.  The hearing on final approval of the settlement will take place on November 19, 2010.  We have established litigation reserves in an amount expected to cover the estimated costs of the preliminary class action settlement, which we do not believe is material to our financial condition or results of operations.

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007.  The plaintiff in Rubio alleged in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and California’s Unfair Competition Law (the “UCL”) when it raised interest rates on certain credit card accounts.  The District Court granted COBNA’s motion to dismiss all claims as a matter of law prior to any discovery.  On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings.   The Ninth Circuit upheld the dismissal of the plaintiff's breach of contract claim, finding that COBNA was contractually allowed to increase interest rates.  In September 2010, the Ninth Circuit denied COBNA’s Petition for Panel Rehearing and Rehearing En Banc.   Because of the uncertainty around whether a class will ultimately be certified, the dimensions of any such class and the range of remedies that might be sought on any certified claims, we are not in a position at this time to provide a meaningful range of reasonably possible loss with respect to this litigation.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter involves similar issues as Rubio.   This multi-district litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multidistrict Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA -- Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia),  A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL.  On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint.  The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the Truth in Lending Act (the “TILA”), the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts.  The matter is currently in discovery.  Because of the uncertainty around whether a class will ultimately be certified, the dimensions of any such class, and the range of remedies that might be sought on any certified claims, we are not in a position at this time to provide a meaningful range of reasonably possible loss with respect to this litigation.

In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act, including practices relating to the payment protection product. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA removed the case to the U.S. District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint.   In July 2010, the U.S. District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot.  In August 2010, Capital One filed a motion to dismiss and a motion to stay discovery pending resolution of the motion to dismiss.  In light of the breadth of practices challenged by the West Virginia Attorney General and the breadth of remedies sought by the West Virginia Attorney General, we are not in a position at this time to provide a meaningful range of reasonably possible loss with respect to this litigation.

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc.  (the “U.S. Bank Litigation”).  Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to a limited number of specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank.  In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing.  In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG.  GreenPoint has filed a motion to dismiss the amended complaint.  As described above, GreenPoint has established reserves with respect to the loan-by-loan theory of recovery alleged in the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve.  Also as described above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable.  In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio.  With respect to the mortgage loan portfolio at issue with U.S. Bank Litigation, we believe approximately $730 million of losses have been incurred and approximately $455 million in mortgage loans are still outstanding, of which approximately $38 million are more than 90 days delinquent, including foreclosures and REO.

In September 2010, DB Structured Products, Inc. ("DBSP") named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Lawsuit”). In the underlying suit, Assured Guaranty Municipal Corp. ("AGM") sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”).  DBSP purchased the HELOC loans from GreenPoint in 2006.   The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million.  DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP's representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP.  GreenPoint filed a motion to dismiss the complaint in October, 2010.  As described above, GreenPoint has established reserves with respect to the loan-by-loan theory of recovery alleged in the Underlying Lawsuit.  GreenPoint has not established a reserve with respect to any poolwide theory, but in the event GreenPoint is obligated to indemnify for DBSP for the repurchase of all 6,200 mortgage loans, GreenPoint would incur the current and future economic losses inherent in the securitization.   With respect to these loans, we believe approximately $126 million of losses have been incurred and approximately $77 million in mortgage loans are still outstanding, of which approximately $4 million are more than 90 days delinquent, including foreclosures and REO.

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

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana.  Plaintiff challenges Capital One’s practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts.  Plaintiff alleges that Capital One’s methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws.  Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees.  On May 18, 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation involving numerous defendant banks,  In re Checking Account Overdraft Litigation.  Because of the uncertainty around whether a class will ultimately be certified, the dimensions of any such class, and the range of remedies that might be sought on any certified claims, we are not in a position at this time to provide a meaningful range of reasonably possible loss with respect to this litigation.

On September 21, 2009, the Tax Court issued as decision in the case Capital One Financial Corporation and Subsidiaries v. Commissioner covering tax years 1995-1999, with both parties prevailing on certain issues.  On July 6, 2010, Capital One filed a motion to appeal certain issues upon which the IRS prevailed.  The IRS chose not to appeal the issues upon which Capital One prevailed resulting in a final resolution of those issues favorable to Capital One.  Although the final resolution of the remaining issues in the case is uncertain and involves unsettled areas of law, we accounted for this matter applying the recognition and measurement criteria required for accounting for uncertainty in income taxes.

Other Pending and Threatened Litigation

In addition, we are commonly subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions will not be material to our consolidated financial position or our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk Management”.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). These disclosure controls and procedures are the responsibility of our management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have established a Disclosure Committee consisting of members of senior management to assist in this evaluation.

(b)  Changes in Internal Control Over Financial Reporting

During the third quarter of 2010, we integrated legacy Chevy Chase Bank customer account and product data systems into our customer account and product data systems platforms.  We undertook a large-scale initiative to manage the business process and system changes necessary to complete the integration, which is intended to allow us to provide a more integrated sales and servicing experience for customers across segments, products, channels and geographies. In addition, we expect the integration to bring added efficiencies to our financial reporting process.

Management believes that the Chevy Chase Bank integration and related workflow changes represent a material change in our internal control over financial reporting (as defined in Rule 13(a)-15 under the Exchange Act).  In conjunction with the system changes and migration, management has assessed the effectiveness of internal control over financial reporting.  Based on this assessment, management continues to believe that its internal control over financial reporting is effective.

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting.  Other than the changes described above, there have been no changes in internal control over financial reporting that occurred in the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 13, Commitments Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the third quarter of 2010.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
July 1-31, 2010	8,936	$45.64	—	$2,000
August 1-31, 2010	7,112	43.29	—	2,000
September 1-30, 2010	3,020	38.02	—	2,000
Total	19,068		—
_______________

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

(2)	The stock repurchase program is intended to comply with Rules 10b5-1(c) (1) (i) and 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults upon Senior Securities

None .

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2010	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

Exhibit No.	Description

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

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

99.3*	Reconciliation to GAAP Financial Measures

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
_______________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.