Form 10-K
period 2010-12-31
CAPITAL ONE FINANCIAL CORP
filed 2011-03-01
CIK 927628

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____   to  _____

Commission File No. 1-13300
_______________________________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Capital One Drive, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (703) 720-1000
_______________________________

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
7.50% Enhanced Trust Preferred Securities (Enhanced TRUPS®)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:   None
_______________________________
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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2010.

Common Stock, $.01 Par Value: $18,249,844,321*

_______________________________

*
In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2011.

Common Stock, $.01 Par Value: 457,346,953 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 11, 2011 are incorporated by reference into Part III.

i

ii

INDEX OF MD&A TABLES AND SUPPLEMENTAL TABLES

Table	Description	Page
—	MD&A Tables:
1	Business Segment Results	22
2	Net Interest Income	35
3	Rate/Volume Analysis of Net Interest Income—Reported	36
4	Rate/Volume Analysis of Net Interest Income—Managed	36
5	Non-Interest Income	37
6	Non-Interest Expense	38
7	Credit Card Business Results	40
8	Consumer Banking Business Results	44
9	Commercial Banking Business Results	47
10	Investment Securities	49
11	Loan Portfolio Composition	51
12	Reported Loan Maturity Schedule	52
13	Credit Card Concentrations (Managed)	52
14	Consumer Banking Concentrations (Managed)	53
15	Commercial Banking Concentrations (Managed)	54
16	30+ Day Performing Delinquencies	55
17	Aging of 30+ Day Performing Delinquent Loans	55
18	90+ Days Delinquent Loans Accruing Interest	56
19	Nonperforming Loans and Other Nonperforming Assets	57
20	Net Charge-Offs	58
21	Loan Modifications and Restructurings	59
22	Summary of Reported Allowance for Loan and Lease Losses	62
23	Allocation of the Reported Allowance for Loan and Lease Losses	63
24	Original Principal Balance of Mortgage Loans Originated and Sold to Third Parties	65
25	Open Pipeline All Vintages (all entities)	66
26	Changes in Representation and Warranty Reserves	67
27	Allocation of Representation and Warranty Reserves	68
28	Liquidity Reserves	72
29	Deposits	73
30	Maturities of Large Denomination Certificates—$100,000 or More	73
31	Deposit Composition and Average Deposit Rates	74
32	Short Term Borrowings	74
33	Borrowing Capacity	75
34	Contractual Funding Obligations	76
35	Risk-Based Capital Components	77
36	Capital Ratios	78
37	Interest Rate Sensitivity Analysis	80

—	Supplemental Statistical Tables:	81
A	Statements of Average Balances, Income and Expense, Yields and Rates	81
B	Loan Portfolio Composition	84
C	Delinquencies	86
D	Nonperforming Assets	87
E	Net Charge-Offs	88
F	Summary of Allowance for Loan And Lease Losses	89

iii

PART I
Item 1.	Business

OVERVIEW

Capital One Financial Corporation, which was established in 1995, is a diversified financial services holding company headquartered in McLean, Virginia.  Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries include:

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

We had $125.9 billion in total loans outstanding and $122.2 billion in deposits as of December 31, 2010, compared with $136.8 billion in total managed loans outstanding and $115.8 billion in deposits as of December 31, 2009. We serve banking customers through branch locations primarily in New York, New Jersey, Texas, Louisiana, Maryland, Virginia and the District of Columbia. In September 2010, we rebranded Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”), strengthening the Capital One brand in the Washington, D.C. region. In addition to bank lending treasury management and depository services, we offer credit and debit card products, auto loans and mortgage banking in markets across the United States. As of December 31, 2010, we were the fourth largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on managed credit card loans outstanding and the ninth largest depository institution in the United States based on deposits. In addition, we offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (U.K.), and through a branch of COBNA in Canada.  COEP has authority, among other things, to provide credit card and installment loans. On December 1, 2010, our U.K. operations transitioned to an Authorized Payment Institution (API), and, as a result, we are no longer authorized to accept deposits in the U.K. Prior to November 19, 2010, COEP was referred to as Capital One Bank (Europe) plc (“COBEP”) and our U.K. business was referred to as the U.K. Bank. Our branch of COBNA in Canada has the authority to provide credit card loans.

Our common stock is listed on the NYSE and is traded under the symbol “COF.”  As of January 31, 2011, there were 16,065 holders of record of our common stock.  Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000).  We maintain a Web site at www.capitalone.com. Documents available on our Web site include: (i) Our Code of Business Conduct and Ethics for the Corporation; (ii) Our Corporate Governance Principles; and (iii) charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees of the Board of Directors.

These documents also are available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission ("SEC").

BUSINESS SEGMENTS

Our principal operations are currently organized, for management reporting purposes, into three major business segments, which are defined based on the products and services provided, or the type of customer served:  Credit Card, Consumer Banking and Commercial Banking.  The operations of acquired businesses have been integrated into our existing business segments.

•
Credit Card: Consists of our domestic consumer and small business card lending, national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer home loan lending and servicing activities.

•	Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers.

Certain activities that are not part of a segment are included in our “Other” category.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary and Business Outlook,” “MD&A—Business Segment Financial Performance” and “Item 8. Financial Statement and Supplementary Data—Notes to Consolidated Financial Statements” for additional information about our business segments.

SUPERVISION AND REGULATION

General

We are a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) (12 U.S.C. § 1842) and are subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on our nonbanking activities. We are also subject to supervision, examination and regulation by the Federal Reserve Board (the “Federal Reserve”).

Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, we are expected to act as a source of financial and managerial strength to any banks that we control, including the Banks, and to commit resources to support them.

On May 27, 2005, we became a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the non-bank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting and dealing and merchant banking activities), incidental to financial activities or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

Our election to become a financial holding company under the GLBA certifies that the depository institutions we control meet certain criteria, including capital, management and Community Reinvestment Act (“CRA”) requirements. Effective July 21, 2011, under amendments to the BHC Act enacted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we also must be “well capitalized” and “well managed.” If we were to fail to continue to meet the criteria for financial holding company status, we could, depending on which requirements we failed to meet, face restrictions on new financial activities or acquisitions or be required to discontinue existing activities that are not generally permissible for bank holding companies. The Banks are national associations chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of COBNA’s international operations (discussed below), the Banks are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”) and the FDIC.

We are also registered as a financial institution holding company under Virginia law and, as such, we are subject to periodic examination by Virginia’s Bureau of Financial Institutions. We face regulation in the international jurisdictions in which we conduct business (see below under Regulation of International Business by Non–U.S. Authorities).

Regulation of Business Activities

The activities of the Banks as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the CRA and the Servicemembers Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order the Banks to compensate injured borrowers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of the Banks to collect outstanding balances owed by borrowers. These laws plus state sales finance laws also affect the ability of our automobile financing business to collect outstanding balances.

New Regulations of Consumer Lending Activities

The Credit CARD Act (amending the Truth-In-Lending Act) enacted in May 2009, and related changes to Regulation Z, impose a number of restrictions on credit card practices impacting rates and fees and update the disclosures required for open-end credit. For example, increases in rates charged on pre-existing card balances are restricted, and rates increased since January 1, 2009, must now be considered for possible reductions.  Overlimit fees may not be imposed without prior consent, and the number of such fees that can be charged for the same violation is constrained.  The amount of any penalty fee or charge must be “reasonable and proportional” to the violation.  Payments above the minimum payment must be allocated first to balances with the highest interest rate.  The amount of fees charged to credit card accounts with lower credit lines is limited.  A consumer’s ability to pay must be taken into account before issuing credit or increasing credit limits.

State Consumer Financial Laws

The Dodd-Frank Act created a new independent supervisory body, the Consumer Financial Protection Bureau (the “CFPB”) that will become the primary regulator for federal consumer financial statutes.   State attorneys general will be authorized to enforce new regulations issued by the CFPB.  State consumer financial laws will continue to be preempted under the National Bank Act under the existing standard set forth in the Supreme Court decision in Barnett Bank of Marion County, N.A. v. Nelson, which preempts any state law that significantly interferes with or impairs banking powers.  OCC determinations of such preemption, however, must be on a case-by-case basis, and courts reviewing the OCC's preemption determinations will now consider the appropriateness of those determinations under a different standard of judicial review. As a result, state consumer financial laws enacted in the future may be held to apply to our business activities.

Mortgage Lending

The Dodd-Frank Act prescribes additional disclosure requirements and substantive limitations on our mortgage lending activities.  Most of these provisions require the issuance of regulations by the CFPB or other federal agencies before they become effective.  Though we do not expect the resulting regulations to have a material impact on our operations, one new requirement under the Dodd-Frank Act, the requirement for mortgage loan securitizers to retain a portion of the economic risk associated with certain mortgage loans, could impact the type and amount of mortgage loans we offer, depending on the final regulations.

Debit Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.  On December 16, 2010, the Federal Reserve released proposed rules implementing this portion of the Dodd-Frank Act, which among other things, would limit interchange fees to no greater than 12 cents for each debit card transaction.  The proposal was open for public comment through February 22, 2011, with final rules to be effective on July 21, 2011. If finalized as proposed, the rules could negatively impact revenue from our debit card business.

Dividends, Stock Repurchases and Transfers of Funds

Pursuant to Revised Temporary Addendum to SR Letter 09-4, dated November 17, 2010, we, like all large financial institutions subject to the Supervisory Capital Assessment Program ("SCAP BHCs"), must consult with the Federal Reserve in advance of taking any action that could result in a decreased capital base, including increasing dividends, implementing a common stock repurchase program, or repurchasing capital instruments (“planned capital actions”).  As part of that evaluation, the Federal Reserve, in consultation with primary federal bank regulators, will assess capital adequacy of a SCAP BHC and any planned capital actions based on a review of a comprehensive capital plan submitted by the SCAP BHC.  Among other things, the capital plan must incorporate a stress testing framework that considers a range and variety of economic, financial market, and operational events to estimate potential capital needs.

Traditionally, dividends to us from our direct and indirect subsidiaries have represented a major source of funds for us to pay dividends on our stock, make payments on corporate debt securities and meet our other obligations. There are various federal and state law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as the Banks, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. However, we expect that we may receive a material amount of our funding in the form of dividends from our direct and indirect subsidiaries.

Capital Adequacy

The Banks are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see “ MD&A—Liquidity and Capital Management—Capital” and “Note 13—Regulatory and Capital Adequacy”. The Banks exceeded minimum regulatory requirements  under these guidelines as of December 31, 2010.

FDICIA and Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects. As of December 31, 2010, each of the Banks met the requirements for a well-capitalized institution.

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

Heightened Prudential and Other Requirements under the Dodd-Frank Act

With the enactment of the Dodd-Frank Act, because we are a consolidated bank holding company with consolidated assets of $50 billion or greater, we are subject to certain heightened prudential requirements, including requirements that may be recommended by the Financial Stability Oversight Council (the “Council”) and implemented by the Federal Reserve.  As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits, and liquidity requirements. In addition, we expect to be subject to new requirements regarding risk management, resolution planning (for orderly resolution in the event of material financial distress or failure), credit exposure reporting, and concentration limits. As part of the Dodd-Frank enhanced supervision framework, we will be subject to annual stress tests by the Federal Reserve, and the Company and the Banks will be required to conduct semi-annual stress tests, reporting results to the Federal Reserve and the OCC. The Council also may issue recommendations to the Federal Reserve or other primary financial regulatory agency to apply new or heightened standards to risky financial activities or practices.

In addition to the provisions described throughout the Supervision and Regulation section, the Dodd-Frank Act imposes new, more stringent standards and requirements with respect to bank and nonbank acquisitions and mergers, affiliate transactions, and proprietary trading (the “Volcker Rule”).  It is also possible that CONA will be designated as a "swap dealer" under the Dodd-Frank Act, which would result in oversight by the Commodity Futures Trading Commission and more requirements for our current and future derivative transactions. The Dodd- Frank Act prohibits conflicts of interest relating to securitizations and generally requires securitizers to retain a 5% economic interest in the credit risk of assets sold through the issuance of asset-backed securitization, with an exemption for traditionally underwritten residential mortgage loans.  The Dodd-Frank Act also includes provisions related to corporate governance and executive compensation and new fees and assessments, among others.

The federal agencies have significant discretion in drafting the implementation rules and regulations of the Dodd-Frank Act.  As a result, the impact of the Dodd-Frank Act will not be known for many months or, in some cases, years.  In addition, the Dodd-Frank Act requires various studies and reports to be delivered to Congress which could result in additional legislative or regulatory action.

Basel II and III

Implementation of the international accord on revised risk-based capital rules known as “Basel II” continues to progress. U.S. Federal banking regulators finalized the “Advanced” version of Basel II in December 2007 and they issued a Notice of Proposed Rulemaking for the “Standardized” version in June 2008.  Neither the “Advanced” nor “Standardized” version is mandatory for us, but the Advanced version could become so, due to growth in our reported assets or growth in our reported foreign assets. Alternatively, we might elect to comply with either the Advanced or Standardized versions of Basel II in the future.  Compliance might require an increase in the minimum capital that we hold and also require a material investment of resources. We will continue to monitor regulators’ implementation of the new rules with respect to the institutions that are subject to them and assess the potential impact to us.

In December 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released proposals for additional capital and liquidity requirements, which have been clarified and amended in recent pronouncements (“Basel III”).   In September 2010, the Basel Committee announced a package of reforms that included detailed capital ratios and capital conservation buffers, subject to transition periods through 2018.  In December 2010, the Basel Committee published a final framework on capital and liquidity, consistent in large part with the prior proposals. The liquidity framework included two standards for liquidity risk supervision, each subject to observation periods and transitional arrangements.  One standard promotes short-term resilience by requiring sufficient high-quality liquid assets to survive a stress scenario lasting for 30 days; the other promotes longer-term resilience by requiring sufficient stable funding over a one-year period, based on the liquidity characteristics of assets and activities.  How U.S. banking regulations will be modified to reflect these international standards remains unclear, particularly given the forthcoming capital and other prudential requirement regulations under the Dodd-Frank Act and the current Prompt Corrective Action framework.  We expect, however, that minimum capital and liquidity requirements for us and other institutions will increase as a result of Basel III, the Dodd-Frank Act and related activity.  We will continue to monitor regulators’ implementation of the new rules with respect to the institutions that are subject to them and assess the potential impact to us.

Deposits and Deposit Insurance

Each of the Banks, as an insured depository institution, is a member of the Deposit Insurance Fund (the “DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act permits the FDIC to set a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium, and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.

Prior to passage of the Dodd-Frank Act, the FDIC had established a plan to restore the DIF in the face of recent insurance losses and future loss projections, which resulted in several rules that generally increased deposit insurance rates and purported to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. The FDIC previously had issued a rule that required banks to prepay on December 31, 2009, their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for 2010, 2011, and 2012. In connection with that rule, we have prepaid approximately $462 million, which is included within Other Assets.

The Dodd-Frank Act reformed the management of the DIF in several ways: (1) raised the minimum DRR to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the DRR; (2) required that the reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016); (3) required that in setting assessments, the FDIC must offset the effect of meeting the increased reserve ratio on small insured depository institutions; and (4) eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio reaches certain levels.  In a recent final rule, the FDIC set the DRR at 2%.  The FDIC has proposed, in lieu of dividends, establishing progressively lower assessment rate schedules as the reserve ratio meets certain trigger levels.

The Dodd-Frank Act also required the FDIC to change the deposit insurance assessment base from deposits to average consolidated total assets minus average tangible equity. The FDIC recently finalized rules to implement this change and to significantly modify how deposit insurance assessment rates are calculated for those banks with assets of $10 billion or greater.  Absent any actions that management may take to minimize deposit insurance assessments,  the Banks’ assessments will increase significantly starting for the period beginning on April 1, 2011. On October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program (“TLGP”), which included the Transaction Account Guarantee Program (“TAGP”). The TAGP provided unlimited deposit insurance coverage for certain non-interest bearing transaction accounts and very limited interest-bearing accounts held at FDIC-insured depository institutions. The TAGP was originally scheduled to expire on December 31, 2009, but, through several extensions, continued through December 31, 2010 for those institutions that chose to participate.

Banks may accept brokered deposits as part of their funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity and Capital Management”, only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or, for deposits from outside the institution’s normal market area, the national rate on deposits of comparable maturity.

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

Overdraft Protection

The Federal Reserve amended Regulation E on November 12, 2009, to limit the ability to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer opts in to such payment of overdrafts. The new rule does not apply to overdraft services with respect to checks, ACH transactions, or recurring debit card transactions, or to the payment of overdrafts pursuant to a line of credit or a service that transfers funds from another account. We are required to provide to customers written notice describing our overdraft service, fees imposed and other information, and to provide customers with a reasonable opportunity to opt in to the service. Before we may assess fees for paying discretionary overdrafts, a customer must affirmatively opt in, which could negatively impact our deposit business revenue.  The new rule was effective for all new accounts opened on or after July 1, 2010, and on August 15, 2010, it became effective for accounts opened prior to July 1, 2010.

Source of Strength and Liability for Commonly-Controlled Institutions

Under the regulations issued by the Federal Reserve, a bank holding company must serve as a source of financial and managerial strength to its subsidiary banks (the so-called “source of strength doctrine”).  The Dodd-Frank Act codified the source of strength doctrine, directing the Federal Reserve to require bank holding companies to serve as a source of financial strength to its subsidiary banks.

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions such as the Banks may be liable to the FDIC with respect to any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Banks are commonly controlled within the meaning of the FIRREA cross-guarantee provision.

FDIC Orderly Liquidation Authority

The Dodd-Frank Act provided the FDIC with liquidation authority that may be used to liquidate a financial company if the Treasury Secretary, in consultation with the President, based on the recommendation of the Federal Reserve and another federal agency, determines that doing so is necessary to mitigate serious adverse effects on U.S. financial stability.  Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard.  The costs of a liquidation of a financial company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies.  The FDIC is issuing rules implementing this authority.

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

Privacy and Fair Credit Reporting

The GLBA requires a financial institution to describe in a privacy notice certain of its privacy and data collection practices and requires that customers or consumers, before their nonpublic personal information is shared, be given a choice (through an opt-out notice) to limit the sharing of such information about them with nonaffiliated third parties unless the sharing is required or permitted under the GLBA as implemented. We and the Banks have written privacy notices that are available through our website, the relevant legal entity or both, and are delivered to consumers and customers when required under the GLBA. In accordance with the privacy notices noted above, we and the Banks protect the security of information about our customers, educate our employees about the importance of protecting customer privacy and allow our customers to remove their names from the solicitation lists used and shared with others by us and the Banks to the extent they use or share such lists. We and the Banks require business partners with whom we share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLBA. To the extent that the GLBA and the FCRA require us or one or more of the Banks to provide customers and consumers the opportunity to opt out of sharing information, then the relevant entity or entities provide such options in the privacy notice. In addition to adopting federal requirements regarding privacy, the GLBA also permits individual states to enact stricter laws relating to the use of customer information. To date, at least California and Vermont have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on us or the Banks. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, we or one or more of the Banks may need to amend our privacy policies and adapt our internal procedures.

Under Section 501(b) of the GLBA, among other sources of statutory authority, including state law, the Banks and us are required to observe various data security-related requirements, including establishing information security and data security breach response programs and properly authenticating customers before processing or enabling certain types of transactions or interactions. The failure to observe any one or more of these requirements could subject the Banks or us to enforcement action or litigation.

Like other lending institutions, the Banks utilize credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which was enacted by Congress and signed into law in December 2003, extends the federal preemption of the FCRA permanently, although the law authorizes states to enact laws regulating certain subject matters so long as they are not inconsistent with the conduct required by the FCRA. If financial institutions and credit bureaus fail to alleviate the costs and consumer frustration associated with the growing crime of identity theft, financial institutions could face increased legislative/regulatory and litigation risks.

Investment in the Company and the Banks

Certain acquisitions of our capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our capital stock in excess of the amount which can be acquired without regulatory approval. Each of the Banks is an “insured depository institution” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations. Additionally, COBNA and CONA are “banks” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Virginia Bureau of Financial Institutions.

Non-Bank Activities

Our non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Insurance agency subsidiaries are regulated by state insurance regulatory agencies in the states in which we operate. Capital One Agency LLC is a licensed insurance agency that is regulated by the New York State Insurance Department in its home state and by the state insurance regulatory agencies in the states in which it operates. Capital One Agency LLC provides both personal and business insurance services to retail and commercial clients.

Capital One Investment Services LLC and Capital One Southcoast Capital, Inc., are registered broker-dealers regulated by the Securities and Exchange Commission and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.

Capital One Asset Management LLC, which provides investment advice to institutions, foundations, endowments, and high net worth individuals, is a registered investment adviser regulated under the Investment Advisers Act of 1940.  Capital One Financial Advisors LLC is a New York-state registered investment adviser.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 (the “Patriot Act”) contains sweeping anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including:  due diligence requirements for private banking and correspondent accounts; standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism or money laundering; reporting requirements applicable to the receipt of coins and currency of more than $10,000 in nonfinancial trades or businesses; and more broadly applicable suspicious activity reporting requirements.

The Department of Treasury, in consultation with the Federal Reserve and other federal financial institution regulators, has promulgated rules and regulations implementing the Patriot Act that prohibit correspondent accounts for foreign shell banks at U.S. financial institutions; require financial institutions to maintain certain records relating to correspondent accounts for foreign banks; require financial institutions to produce certain records upon request of the appropriate federal banking agency; require due diligence with respect to private banking and correspondent banking accounts; facilitate information sharing between government and financial institutions; require verification of customer identification; and require financial institutions to have an anti-money laundering program in place.

Regulation of International Business by Non—U.S. Authorities

COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the U.K. and Canada.

In the United Kingdom, COBNA operates through COEP, which was established in 2000. Effective December 1, 2010, COEP became an authorized payment institution by the Financial Services Authority (the “FSA”) under the Payment Services Regulations 2009.  This change involved a variation of COEP’s permissions to conduct certain regulated activities in the U.K. (notably cancellation of its permission to accept deposits, which permission had been retained following COEP’s transfer of its savings business in 2009).  To facilitate the change, ownership of COEP’s immediate parent companies (Capital One Holdings Limited and Capital One Investments Limited, both U.K. entities) was transferred from COBNA to Capital One Global Corporation (a new Virginia-chartered corporation), all the shares of which are owned by COBNA.  Capital One Global Corporation is subject to regulation as an “agreement corporation” under the Federal Reserve’s Regulation K.

During 2010, the U.K. Government announced plans to change the structure of financial regulation by the end of 2012. As part of this change, the FSA will cease to exist in its current form. The Government will create a new Prudential Regulatory Authority (the “PRA”), responsible for the day-to-day prudential supervision of financial institutions, and a new Financial Policy Committee (the “FPC”), which will look across the economy at the macroeconomic and financial issues that may threaten stability and address the risks it identifies. In addition, a new Consumer Protection and Markets Authority (the “CPMA”) will also be established, responsible for the conduct of all financial services firms. A “shadow” structure is expected to be built during 2011 in preparation for the changes while the Government consults on detailed proposals. This consultation activity includes consideration of whether the U.K. consumer credit regime currently regulated by the Office of Fair Trading (the “OFT”) should become the responsibility of the new CPMA.

Following a review of the credit card industry by the U.K. Government in late 2009, the industry and U.K. Government announced a joint commitment to a package of measures that has been incorporated into the U.K.’s Lending Code. The key measures include allocating customer payments to higher rate balances first; setting minimum payments on new customer accounts to cover at least interest, fees, charges and 1% of the principal balance; creating the option for customers to opt out of unsolicited credit limit increases and to request reductions in their credit line; providing additional communication over re-pricing of existing debt and allowing customers to opt out of the increase and pay down their balance at the existing rate; and providing annual electronic statements to customers regarding the cost to use a credit card over the year.  It is still under discussion as to when this final standard regarding annual statements will be implemented.

The U.K. Government has also passed the Financial Services Act 2010 which restricts the issuance of unsolicited credit card checks. This provision of the Act will now come into effect through voluntary self-regulation, rather than proceeding with the commencement order for this legislation, with the changes being reflected in the next edition of the Lending Code, due to be published in March 2011. Lenders agreed to be fully compliant with these provisions by the end of 2010, in line with the other commitments that were agreed with the U.K. Government.

Following the passing of the Consumer Credit Directive (the “CCD”) in May 2008 by the European Commission (the “EC”), the U.K. consumer credit regime, including the laws and regulations with respect to the marketing of consumer credit products and the design of and disclosure in consumer credit agreements, is due to change significantly. The CCD is also introducing new regulations that require certain information be provided to consumers before a credit agreement is entered into and that provide explicit requirements designed to ensure that any such consumer is creditworthy. The new law enacted in the U.K. to implement the CCD became fully effective on February 1, 2011, but lenders could voluntarily comply with the legislation, with the exception of the new advertising rules, starting April 30, 2010.

Cross-border interchange fees are under scrutiny from the EC. The timing of any final resolution of the matter by the EC or the OFT, which has suspended its own investigation into domestic interchange, is uncertain, but it is anticipated that the OFT will await the outcome of the EC court decision before concluding its own investigation.

Following a referral by the OFT, the Competition Commission (the “CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the U.K. PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans is included. The CC published its final report on remedies, which included point of sale prohibition, in October 2010, with the draft Order setting out the detail of the remedies published for consultation in November 2010. COEP responded to the consultation and is currently assessing the impact of the proposed new remedies. The final Order is expected in late March/early April 2011.

New rules on PPI complaints handling and redress were published by the FSA in August 2010 and came into force in December 2010. The British Bankers Association has issued judicial review proceedings to challenge the validity of the new rules on the basis that the new rules have retrospective effect. The implementation of the new rules and the outcome of judicial review proceedings may have a material effect on COEP’s PPI complaints handling.

In Canada, COBNA operates as an authorized foreign bank pursuant to the Bank Act (Canada) (the “Bank Act”) and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”).  The primary regulator of Capital One Canada is the Office of the Superintendent of Financial Institutions Canada (“OSFI”).  Other regulators include the Financial Consumer Agency of Canada, the Office of the Privacy Commissioner of Canada, and the Financial Transactions and Reports Analysis Centre of Canada. Capital One Canada is subject to regulation under various Canadian federal laws, including the Bank Act and its regulations, noted more fully below, and the Proceeds of Crime (Money Laundering) and Terrorist Financing Act and the Personal Information Protection and Electronic Documents Act.

In 2010, new consumer disclosure and business practices regulations affecting credit cards issued by federally regulated financial institutions in Canada became effective.  These regulations, issued pursuant to the Bank Act, established new requirements under the Cost of Borrowing (Authorized Foreign Banks) Regulations and introduced the Credit Business Practices (Banks, Authorized Foreign Banks, Trust and Loan Companies, Retail Associations, Canadian Insurance Companies and Foreign Insurance Companies) Regulations.  Among the new requirements are standardized summary "information box" disclosures for applications and credit agreements, increased disclosure for monthly statements as well as for a minimum 21-day grace period and related requirements.  New business practices requirements impose restrictions on the allocation of payments made in excess of the required monthly minimum payment, credit limit increases, and collections practices.  These amendments could increase our operational and compliance costs and affect the types and terms of products that we offer in Canada.

COMPETITION

As a diversified financial institution that markets credit cards and consumer and commercial financial products and services, we operate in a highly competitive environment and face competition in all aspects of our business from numerous bank and non-bank providers of financial services.  We compete with national and state banks for deposits, commercial loans and trust accounts and with savings and loan associations and credit unions for loans and deposits. Our competitors also include other financial services providers that provide loans, deposits, and other similar services and product.  In addition, we compete against non-depository institutions that are able to offer these products and services.

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

Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price.  Competition also varies based on the types of clients, customers, industries and geographies served.  With respect to some of our products and geographies and products, we compete globally and with respect to others, we compete on a regional basis.  Our ability to compete depends on our ability to attract and retain our professional and other associates and on our reputation.  In the current environment, customers are generally attracted to depository institutions that are perceived as stable, with solid liquidity and funding.

We believe that we are able to compete effectively in our current markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, please refer to “Item 1A.  Risk Factors.”

EMPLOYEES

A central part of our philosophy is to attract and retain a highly capable staff. We employed approximately 27,826 employees, whom we refer to as “associates,” as of December 31, 2010. We view current associate relations to be satisfactory, and none of our associates is covered under a collective bargaining agreement.

ADDITIONAL INFORMATION

Geographic Diversity

Our consumer loan portfolios, including credit cards, are diversified across the United States with modest concentration in New York, New Jersey, Louisiana, and Texas. We also have credit card loans in the U.K. and Canada. Our commercial loans are concentrated in New York, New Jersey, Louisiana and Texas. See “MD&A—Risk Management” and “Note 22—Significant Concentration of Credit Risk” for additional information.

Technology/Systems

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

Intellectual Property

As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation, and competition. We also undertake other measures to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property or proprietary information without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property or proprietary information. In addition, our competitors and other third parties also file patent applications for innovations that are used in our industry. The ability of our competitors and other third parties to obtain such patents may adversely affect our ability to compete. Conversely, our ability to obtain such patents may increase our competitive advantage. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results.

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; and the assumptions that underlie these matters. To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•
general economic and business conditions in the U.S., the U.K., Canada, or our local markets, including conditions affecting employment levels, interest rates, consumer income and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•	financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Act and the regulations promulgated thereunder;

•	developments, changes or actions relating to any litigation matter involving us;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

•
increases or decreases in our aggregate loan balances or the number of customers and the growth rate and composition thereof, including increases or decreases resulting from factors such as shifting product mix, amount of actual marketing expenses we incur and attrition of loan balances;

•
the level of future repurchase or indemnification requests we may receive, the actual future performance of mortgage loans relating to such requests, the success rates of claimants against us, any developments in litigation and the actual recoveries we may make on any collateral relating to claims against us;

•	the amount and rate of deposit growth;

•	changes in the reputation of or expectations regarding the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for our size and complexity;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	the risk that cost savings and any other synergies from our acquisitions may not be fully realized or may take longer to realize than expected;

•	disruptions from our acquisitions negatively impacting our ability to maintain relationships with customers, employees or suppliers;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this report, see the risk factors in “Item 1A. Risk Factors” in this report.

Item 1A.	Risk Factors

BUSINESS RISKS

This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks at the time this Annual Report on Form 10-K has been filed, please be aware that other risks may prove to be important in the future. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially from our forward looking statements are the following:

The Current Business Environment, Including A Prolonged Economic Recovery, May Adversely Affect Our Industry, Business, Results Of Operations And Capital Levels

The recent global recession has resulted in a general tightening in the credit markets, lower levels of liquidity, reduced asset values (including residential and commercial properties), reduced business profits, increased rates of business and consumer delinquency, and increased rates of unemployment and consumer bankruptcy, some of which have had a negative impact on our results of operation. Although the overall economic recovery seems to be underway, it has remained modest and fragile.  A recovery that is only shallow and very gradual, marked by continued elevated unemployment rates and reduced home prices, may have a material adverse effect on our financial condition and results of operations as customers default on their loans or maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.

In particular, we may face the following risks in connection with these events:

•
Adverse macroeconomic developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which could have a negative impact on our results of operations. In addition, changes in consumer behavior, including decreased consumer spending and a shift in consumer payment strategies towards avoiding late fees, over-limit fees, finance charges and other fees, could have an adverse impact on our revenues.

•	Increases in consumer bankruptcies could cause increases in our charge-off rates, which could have a negative impact on our revenues.

•	Our ability to recover debt that we have previously charged-off may be limited, which could have a negative impact on our revenues.

•
The processes we use to estimate inherent losses may no longer be reliable because these processes rely on complex judgments, including forecasts of economic conditions which may no longer be capable of accurate estimation, which could have a negative impact on our business.

•
Our ability to assess the creditworthiness of our customers may be impaired if the criteria or models we use to underwrite and manage our customers become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations.

•
Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which could limit our access to funding.

•
Increased charge-offs, rising LIBOR and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding from other sources.

•
We have increased our reliance on deposit funding, and an inability to accept or maintain deposits or to obtain other sources of funding could materially affect our liquidity position and our ability to fund our business. Many other financial institutions have also increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

•
Regulators, rating agencies or investors could change their standards regarding appropriate capital levels for banks in general or our company in particular. If the new standards call for capital levels higher than the capital we have or that we anticipate, it could have negative impacts on our ability to lend or to grow deposits and on our business results.

•	Increased prepayments, refinancing or other factors could lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results.

Compliance With New And Existing Laws And Regulations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges

There has been increased legislation and regulation with respect to the financial services industry in the last few years, and we expect that oversight of our business will continue to expand in scope and complexity. A wide and increasing array of banking, consumer lending and deposit laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs or limit our ability to pursue certain business opportunities.

The Credit CARD Act (amending the Truth-in-Lending Act) and related changes to Regulation Z impose a number of restrictions on credit card practices impacting rates and fees and also update the disclosures required for open-end credit.  For example, increases in rates charged on pre-existing card balances are restricted, and rates increased since January 1, 2009, must now be considered for possible reductions.  Overlimit fees may not be imposed without prior consent of the customer, and the number of such fees that can be charged for the same violation is constrained.  The amount of any penalty fee or charge must be “reasonable and proportional” to the violation. Although we did not engage in many of the practices prohibited by the amendments, the rules could have a material adverse effect on future revenues in our U.S. credit card business and could make the card business generally less resilient in future economic downturns.

 In July 2010, President Obama signed into law the Dodd-Frank Act.  The Dodd-Frank Act, as well as the related rules and regulations adopted by various regulatory agencies, could have a significant adverse impact on our business, results of operations or financial condition.  There are a number of provisions in the Dodd-Frank act that impact our business, including the following:

•
The Dodd-Frank Act created a new independent supervisory body, the Consumer Financial Protection Bureau (the “CFPB”) that is to be housed within the Federal Reserve. The CFPB will become the primary regulator for federal consumer financial statutes. State attorneys general will be authorized to enforce new regulations issued by the CFPB. Although state consumer financial laws will continue to be preempted under the National Bank Act under the existing standard set forth in the Supreme Court decision in Barnett Bank of Marion County, N.A. v. Nelson, OCC determinations of such preemption must be on a case-by-case basis.  Courts reviewing the OCC's preemption determinations will now consider the appropriateness of those determinations under a different standard of judicial review. As a result, state consumer financial laws enacted in the future may be held to apply to our business activities.  The cost of complying with these additional laws could have a negative impact on our financial results.

•
The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. On December 16, 2010, the Federal Reserve released proposed rules implementing this portion of the Dodd-Frank Act, which among other things, would limit interchange fees to no greater than 12 cents for each debit card transaction. If finalized as proposed, the rules could negatively impact revenue from our debit card business.  The issue of interchange generally will continue to be raised by legislators at the state and Federal level.  While the future of these proposals is uncertain, if negative legislation is enacted, any subsequent negotiations with merchants could reduce the interchange fees that we are able to collect.

The Dodd-Frank Act contains a number of other provisions that will impact our business.  For example, the Dodd-Frank Act required the FDIC to change the deposit insurance assessment base from deposits to average consolidated total assets minus average tangible equity. The FDIC recently finalized rules to implement this change and to modify significantly how deposit insurance assessment rates are calculated for those banks with assets of $10 billion or greater.  In addition, under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013.  And the Dodd-Frank Act will most likely subject us to the supervision of regulatory agencies that historically have not regulated our businesses, such as the Commodity Futures Trading Commission with respect to our derivatives activities.  These provisions could have an adverse impact on our results of operations or financial condition by increasing our cost of funding, our cost of capital or our cost of complying with applicable laws and regulations.

Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, but not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the laws and regulations to which we are subject, please refer to Supervision and Regulation in Item 1.  Business.

We May Experience Increased Delinquencies And Credit Losses

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of non-performing loans, higher bankruptcy rates, lower collateral values or elevated unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•
Missed Payments. Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition. Our reported delinquency levels measure these trends. Customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt), causing a long-term rise in delinquencies and charge-offs.

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

•
Collateral. Collateral, when we have it, could be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Particularly with respect to our commercial lending and home loan activities, decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

•
New York Concentration. Although our lending is geographically diversified, approximately 45% of our commercial loan portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. A prolonged decline in the general economic conditions in the New York region could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations.

We May Experience Increased Losses Associated With Mortgage Repurchases and Indemnification Obligations

Certain of our subsidiaries, including GreenPoint Mortgage Funding, Inc. ("GreenPoint"), Capital One Home Loans and CONA, as successor to Chevy Chase Bank, may be required to repurchase mortgage loans that have been sold to investors in the event there are certain breaches of certain representations and warranties contained within the sales agreements. We may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. These subsidiaries also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. We have established a reserve in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by our originating subsidiaries. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our mortgage loan repurchase and indemnification obligations and related reserves, see “MD&A – Consolidated Balance Sheet Analysis and Credit Performance – Potential Mortgage Representation and Warranty Liabilities.”

We May Not Be Able to Maintain Adequate Capital Levels or Liquidity, Which Could Have a Negative Impact on Our Financial Results

As a result of the Dodd-Frank Act and international accords, financial institutions will become subject to new and increased capital and liquidity requirements. While it is not yet clear what form these requirements will take or how they will apply to us, it is possible that we could be required to increase our capital levels above the levels in our current financial plans. These new requirements could have a negative impact on our ability to lend, grow deposit balances or make acquisitions and on our ability to make capital distributions in the form of increased dividends or share repurchases.  Higher capital levels could also lower our return on equity.

Recent developments in capital and liquidity requirements that may impact us include the following:

•
In December 2010, the Basel Committee on Banking Supervision published a final framework (commonly known as Basel III) on capital and liquidity. The key elements of the capital proposal include raising the quality, consistency and transparency of the capital base, strengthening the risk coverage of the capital framework, introducing a leverage ratio that is different from the U.S. leverage ratio measures and promoting the build-up of capital buffers. The liquidity framework includes two standards for liquidity risk supervision, one standard promoting short-term resilience and the other promoting longer-term resilience. How U.S. banking regulations will be modified to reflect these international standards remains unclear, particularly given the forthcoming capital and other prudential requirement regulations under the Dodd-Frank Act and the current Prompt Corrective Action framework.  We expect, however, that minimum capital and liquidity requirements for the Company and other institutions will increase as a result of Basel III, the Dodd-Frank Act and related activity.

•
Because we are a consolidated bank holding company with consolidated assets of $50 billion or greater, we are subject to certain heightened prudential requirements, including requirements that may be recommended by the Financial Stability Oversight Council and implemented by the Federal Reserve. As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits and liquidity requirements.

See "Item 1. Business — Supervision and Regulation — Capital Adequacy" for additional information.

We Face Risk Related To The Strength Of Our Operational, Technological And Organizational Infrastructure

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational, technological and organizational infrastructure. We have substantially completed significant development projects to complete the systems integration of Chevy Chase Bank and to build a scalable banking infrastructure. Implementation of such infrastructure changes and upgrades may, at least temporarily, cause disruptions to our business, including, but not limited to, systems interruptions, transaction processing errors and system conversion delays, all of which could have a negative impact on us.

Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of our company and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems which we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality of our operational and technology systems. Any disruptions or failures of our operational and technology systems, including those associated with improvements or modifications to such systems, could cause us to be unable to market and manage our products and services or to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations.

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

We May Fail To Realize All Of The Anticipated Benefits Of Our Mergers And Acquisitions

We have engaged in merger and acquisition activity over the past several years and may continue to engage in such activity in the future. If we are not able to achieve the anticipated benefits of such mergers and acquisitions, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger or acquisition. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period.

Our acquisitions also may involve our entry into new businesses and new geographic or other markets which present risks resulting from our relative inexperience in these new areas or these new businesses. These new businesses change the overall character of our consolidated portfolio of businesses and could react differently to economic and other external factors. We face the risk that we will not be successful in these new businesses or in these new markets.

We Face the Risk of Fluctuations in Our Expenses and Other Costs That May Hurt Our Financial Results

Our expenses and other costs, such as operating, labor and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provide them with increased operational efficiencies, it is important that we are able to successfully manage our expenses. Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our on-going investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses and establish scalable operations, may increase our expenses. In addition, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.

Reputational Risk and Social Factors May Impact Our Results

Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business practices or our financial health. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. Particularly, negative perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us.

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

We Face Intense Competition in All of Our Markets

We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify. In such a competitive environment, we may lose entire accounts or may lose account balances to competing financial institutions, or we may find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, customer attrition from our deposit products, in addition to an increase in rates or services that we may offer to retain those deposits, may increase our expenses and therefore reduce our earnings. We expect that competition will continue to increase with respect to most of our products. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. In addition, some of our competitors are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.

Fluctuations in Market Interest Rates Or the Capital Markets Could Adversely Affect Our Revenue and Expense, the Value of Assets and Obligations, Our Cost of Capital or Our Liquidity

Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the financial markets. Changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may effect the rate of customer pre-payments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Finally, such market changes could also have a negative impact on the valuation of assets for which we provide servicing.

We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes. We take risk mitigation actions based on those assessments. We face the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than those we assumed.  See “MD&A—Market Risk Management” for additional information.

Our Business Could Be Negatively Affected If It Is Unable to Attract, Retain and Motivate Skilled Senior Leaders

Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of our business. The executive compensation provisions of the Dodd-Frank Act and the regulations issued thereunder, and any further legislation or regulation restricting executive compensation, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with whom we compete for talent. If we are unable to retain talented senior leadership, our business could be negatively affected.

Our Businesses are Subject to the Risk of Increased Litigation

Our businesses are subject to increased litigation as a result of the highly regulated nature of the financial services industry and the structure of the credit card industry, and we face risks from the outcomes of such industry litigation. Substantial legal liability against us could have a material adverse effect or cause significant reputational harm to us, which could seriously harm our business. For a description of the litigation risks that we face, see “Note 21—Commitments, Contingencies and Guarantees.”

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

We Face Risks from the Use of Estimates in Our Financial Statements

Pursuant to United States Generally Accepted Accounting Principles, we are required to use certain assumptions and estimates in preparing our financial statements, including, but not limited to, estimating our allowance for loan and lease losses and the fair value of certain assets and liabilities.  If the assumptions or estimates underlying our financial statements are incorrect, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Note 1—Summary of Significant Accounting Policies.”

Item  1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate real estate portfolio is used to support our business segments. We own our 587,000 square foot headquarters building in McLean, Virginia which houses our executive offices and northern Virginia staff. We own approximately 316 acres of land in Goochland County, Virginia which contains nearly 1.2 million square feet of office space to house various business and staff groups. Additionally, we own 72 acres of land in Plano, Texas which includes nearly 600,000 square feet of office space to support our Auto Finance business and other functions. Our Commercial and Consumer Banking segments utilize approximately 4.0 million square feet in owned properties and 5.1 million square feet in leased locations across the District of Columbia, Louisiana, New Jersey, Maryland, New York, Texas and Virginia for office and branch operations.

Our corporate real estate portfolio also includes leased or owned space totaling, in the aggregate, 2.7 million square feet in Richmond, Toronto, Melville, New York City and various other locations.

Item 3.	Legal Proceedings

The information required by Item 3 is included in “Note 21— Commitments, Contingencies and Guarantees.”

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE and is traded under the symbol “COF.”  As of January 31, 2011, there were 16,065 holders of record of our common stock.  The table below presents the high and low closing sales prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Sales Price		Cash
Quarter Ended	High	Low	Dividends
2010:
December 31	$42.78	$36.55	$0.05
September 30	45.00	37.12	0.05
June 30	46.73	38.02	0.05
March 31	43.02	34.63	0.05
2009:
December 31	$41.05	$33.19	$0.05
September 30	39.00	20.47	0.05
June 30	31.34	12.81	0.05
March 31	34.14	8.31	0.38

Dividend Restrictions

For information regarding our ability to pay dividends, see the discussion under “Item 1. Business—Supervision and Regulation—Dividends and Transfers of Funds,” “MD&A—Liquidity and Capital Management—Dividend Policy,” and “Note 13—Regulatory and Capital Adequacy,” which we incorporate here by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III of this report under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Common Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared with an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P 500 Financials Index”), over the five-year period commencing December 31, 2005 and ending December 31, 2010. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P 500 Financial Index)

	Cumulative Total Stockholder Return December 31,
	2005	2006	2007	2008	2009	2010
Capital One	$100.00	$89.03	$54.86	$38.30	$47.46	$52.95
S&P 500 Index	100.00	113.62	117.63	72.36	89.33	100.75
S&P 500 Financials Index	100.00	116.16	91.95	39.59	45.45	50.37

Recent Sales of Unregistered Securities

We did not have any sales of unregistered equity securities in 2010.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock during the fourth quarter of 2010.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share
October 1-31, 2010	6,670	$37.82
November 1-30, 2010	1,832	37.31
December 1-31, 2010	—	—
Total	8,502	$37.71
______________
(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 6.  Selected Financial Data

We prepare our consolidated financial statements using generally accepted accounting principles in the U.S. (“U.S. GAAP”), which we refer to as our reported results.  Below we present selected consolidated financial data from our reported results of operations for the five-year period ended December 31, 2010, as well as selected consolidated balance sheet data as of the end of each year within this five-year period.  Prior to January 1, 2010, we also presented and analyzed our results on a non-GAAP “managed basis.”  Our managed presentation assumed that securitized loans accounted for as sales and reported as off-balance sheet in accordance with applicable accounting guidance in effect prior to January 1, 2010, remained on balance sheet, and the earnings from the loans underlying these trusts are reported in our results of operations in the same manner as the earnings from loans that we own.  While our managed presentation resulted in differences in the classification of revenues in our income statement, net income on a managed basis was the same as reported net income.

Effective January 1, 2010, we prospectively adopted two new accounting standards that resulted in the consolidation of a substantial portion of our securitization trusts. As a result of the adoption of the new consolidation accounting standards, our reported and managed basis presentations are generally comparable for periods beginning after January 1, 2010. We provide information on the impact from the adoption of the new consolidation accounting standards on our reported financial statements and our non-GAAP managed basis financial results in “MD&A—Impact from Adoption of New Consolidation Accounting Standards.” Certain prior period amounts have been reclassified to conform to the current period presentation. The historical financial information presented may not be indicative of our future performance.

Five-Year Summary of Selected Financial Data

						Change
	Year Ended December 31,					2010 vs.	2009 vs.
(Dollars in millions, except per share data)	2010	2009(1)	2008	2007	2006(2)	2009	2008

Income statement
Interest income	$15,353	$10,664	$11,112	$11,078	$8,165	44%	(4)%
Interest expense	2,896	2,967	3,963	4,548	3,073	(2)	(25)
Net interest income	12,457	7,697	7,149	6,530	5,092	62	8
Non-interest income	3,714	5,286	6,744	8,054	7,001	(30)	(22)
Total revenue	16,171	12,983	13,893	14,584	12,093	25	(7)
Provision for loan and lease losses	3,907	4,230	5,101	2,636	1,476	(8)	(17)
Non-interest expense(3)	7,934	7,417	8,210	8,078	6,944	7	(10)
Income from continuing operations before income taxes	4,330	1,336	582	3,870	3,673	224	130
Income tax provision	1,280	349	497	1,278	1,246	267	(30)
Income from continuing operations, net of tax	3,050	987	85	2,592	2,427	209	1,061
Loss from discontinued operations, net of tax(4)	(307)	(103)	(131)	(1,022)	(12)	198	(21)

Net income (loss)	$2,743	$884	$(46)	$1,570	$2,415	210	2,022
Preferred stock dividends(5)	—	(564)	(33)	—	—	(100)	1,609
Net income (loss) available to common stockholders	$2,743	$320	$(79)	$1,570	$2,415	757%	505%
Common share statistics
Basic earnings per common share:
Income from continuing operations, net of tax	$6.74	$0.99	$0.14	$6.64	$7.84	581%	607%
Loss from discontinued operations, net of tax(4)	(0.67)	(0.24)	(0.35)	(2.62)	(0.04)	179	(31)
Net income (loss) per common share	$6.07	$0.75	$(0.21)	$4.02	$7.80	709%	457%
Diluted earnings per common share:
Income from continuing operations, net of tax	$6.68	$0.98	$0.14	$6.55	$7.65	582%	600%
Loss from discontinued operations, net of tax(4)	(0.67)	(0.24)	(0.35)	(2.58)	(0.03)	179	(31)
Net income (loss) per common share	$6.01	$0.74	$(0.21)	$3.97	$7.62	712%	452%
Dividends per common share	$0.20	$0.53	$1.50	$0.11	$0.11	(62)%	(65)%
Common dividend payout ratio	3.32%	66.80%	722.06%	2.68%	1.34%	**	**
Stock price per common share	$42.56	$38.34	31.89	47.26	76.82	11%	20%
Book value per common share	58.62	59.04	68.38	65.18	61.56	(1)	(14)
Total market capitalization	19,271	17,268	12,412	17,623	31,489	12	39

						Change
	Year Ended December 31,					2010 vs.		2009 vs.
(Dollars in millions, except per share data)	2010	2009(1)	2008	2007	2006(2)	2009		2008

Balance sheet
Loans held for investment	$125,947	$90,619	$101,018	$101,805	$96,512	39%		(10)%
Total assets	197,503	169,646	165,913	150,590	149,739	16		2
Interest-bearing deposits	107,162	102,370	97,327	71,715	74,123	5		5
Total deposits	122,210	115,809	108,621	82,761	85,771	6		7
Borrowings	41,796	21,014	23,178	37,526	33,982	99		(9)
Stockholders’ equity	26,541	26,590	26,612	24,294	25,235	—		—
Average balances
Loans held for investment	$128,526	$99,787	$98,971	$93,542	$63,577	29%		1%
Interest-earning assets	175,730	145,293	133,084	121,420	84,087	21		9
Total assets	200,114	171,598	156,292	148,983	95,810	17		10
Interest-bearing deposits	104,743	103,078	82,736	73,765	45,592	2		25
Total deposits	119,010	115,601	93,508	85,212	50,527	3		24
Borrowings	49,610	23,505	31,096	30,102	24,452	111		(24)
Stockholders’ equity	24,941	26,606	25,278	25,203	16,203	(6)		5
Performance metrics
Revenue margin(6)	9.20%	8.94%	10.44%	12.01%	14.38%	26	bps	(150)	bps
Net interest margin(7)	7.09	5.30	5.38	5.38	6.06	179		(8)
Risk-adjusted margin(8)	5.42	5.79	7.83	10.40	12.71	(37)		(204)
Return on average assets(9)	1.52	0.58	0.05	1.74	2.53	94		53
Return on average equity(10)	12.23	3.71	0.34	10.28	14.98	852		337
Average equity to average assets	12.46	15.50	16.17	16.92	16.91	(304)		(67)
Non-interest expense as a % of average loans held for investment(11)	6.17	7.43	8.30	8.64	10.92	(126)		(87)
Efficiency ratio(12)	49.06	56.21	52.29	54.44	57.42	(715)		392
Effective income tax rate	29.56	26.16	85.47	33.02	33.93	340		(5,931)
Full-time equivalent employees (in thousands)	25.7	25.9	23.7	27.0	30.3	(1)%		9%
Credit quality metrics
Period-end loans held for investment	$125,947	$90,619	$101,018	$101,805	$96,512	39%		(10)%
Allowance for loan and lease losses	5,628	4,127	4,524	2,963	2,180	36		(9)
Allowance as a % of loans held for investment	4.47%	4.55%	4.48%	2.91%	2.26%	(8	)bps	7	bps
30+ day performing delinquency rate	3.52	3.98	4.21	3.50	2.66	(46)		(23)
Net charge-offs	$6,651	$4,568	$3,478	$1,961	$1,407	46%		31%
Net charge-off rate	5.18%	4.58%	3.51%	2.10%	2.21%	60	bps	107	bps
Capital ratios
Tier 1 risk-based capital ratio	11.63%	13.75%	13.81%	10.13%	10.22%	(212	)bps	(6	)bps
Tier 1 common equity ratio(13)	8.78	10.62	12.46	8.80	8.91	(184)		(184)
Tangible common equity (“TCE”) ratio(14)	6.86	8.03	5.57	5.83	6.38	(117)		246
Managed metrics(15)
Average loans held for investment	$128,622	$143,514	$147,812	$144,727	$111,329	(10)%		(3)%
Average interest-earning assets	175,804	185,976	179,348	170,496	129,813	(5)		4
Period-end loans:
Period-end on-balance sheet loans held for investment	$125,947	$90,619	$101,018	$101,805	$96,512	39		(10)
Period-end off-balance sheet securitized loans	—	46,184	45,919	49,557	49,639	(100)		1
Total period-end managed loans	$125,947	$136,803	$146,937	$151,362	$146,151	(8)		(7)
Period-end total loan accounts (in millions)	37.4	37.8	45.4	49.1	50.0	(1)		(17)
30+ day performing delinquency rate	3.52%	4.62%	4.38%	3.77%	2.96%	(110	)bps	24	bps
Net charge-off rate	5.18	5.87	4.35	2.88	2.84	(69)		152
Non-interest expense as a % of average loans held for investment(11)	6.17	5.17	5.01	5.58	6.24	100		16
Efficiency ratio(12)	49.06	43.35	43.14	47.30	50.17	571		21
______________
**	Not meaningful.
(1)
Effective February 27, 2009, we acquired Chevy Chase Bank. Our financial results subsequent to February 27, 2009 include the operations of Chevy Chase Bank.  While our 2010 results include the full year impact of the Chevy Chase Bank acquisition, our 2009 results include on a partial year impact.

(2)
On December 1, 2006, we acquired 100% of the outstanding common stock of North Fork Bancorporation (“North Fork”) for total consideration of $13.2 billion. Our financial results subsequent to December 1, 2006 include the operations of North Fork.

(3)	Non-interest expense for 2008 includes goodwill impairment of $811 million related to the auto division of our Consumer Banking business.
(4)	Discontinued operations reflect ongoing costs related to the mortgage origination operations of Greenpoint; wholesale mortgage banking unit, which we closed in 2007.
(5)
Preferred stock dividends in 2009 and 2008 were attributable to our participation in the U.S. Department of Treasury’s Troubled Asset Relief Program (“TARP program”).  See “Note 12—Stockholders’ Equity” for additional information.

(6)	Calculated based on total revenue for the period divided by average interest-earning assets for the period.
(7)	Calculated based on net interest income for the period divided by average interest-earning assets for the period.
(8)	Calculated based on total revenue less net charge-offs for the period divided by average interest-earning assets for the period.
(9)	Calculated based on income from continuing operations, net of tax, for the period divided by average total assets for the period.
(10)	Calculated based on income from continuing operations, net of tax, for the period divided by average stockholders’ equity.
(11)	Calculated based on non-interest expense, excluding restructuring and goodwill impairment charges, for the period divided by average loans held for investment for the period.
(12)	Calculated based on non-interest expense, excluding restructuring and goodwill impairment charges, for the period divided by total revenue for the period.
(13)
Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.  See “Exhibit 99.1” for the calculation components.  Also see “MD&A—Liquidity and Capital Management—Capital” for additional information.

(14)	TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “Exhibit 99.1” for the calculation components.
(15)	See “MD&A—Supplemental Statistical Tables” in this report and “Exhibit 99.1” for a reconciliation of non-GAAP managed measures to comparable U.S.GAAP measures.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements as of December 31, 2010 and related notes. This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances.  Please review “Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this report.  Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this report in “Item 1A. Risk Factors.”

INTRODUCTION

We are a diversified financial services company with banking and non-banking subsidiaries that market a variety of financial products and services. We continue to deliver on our strategy of combining the power of national scale lending and local scale banking.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements, and branch operations and expansion costs), marketing expenses and income taxes. We had $125.9 billion in total loans outstanding and $122.2 billion in deposits as of December 31, 2010, compared with $136.8 billion in total managed loans outstanding and $115.8 billion in deposits as of December 31, 2009.

We evaluate our financial performance and report our results through three operating segments: Credit Card, Consumer Banking and Commercial Banking.

•
Credit Card: Consists of our domestic consumer and small business card lending, national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer home loan lending and servicing activities.

•	Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers.

Table 1 summarizes our business segment results for 2010, 2009 and 2008.  We report our business segment results based on income from continuing operations, net of tax.

Table 1:  Business Segment Results(1)

	Year Ended December 31,
	2010				2009				2008
	Total Revenue (2)		Net Income (Loss)(3)		Total Revenue (2)		Net Income (Loss)(3)		Total Revenue (2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$10,614	66%	$2,274	75%	$11,289	67%	$978	99%	$12,142	72%	$1,067	1,255%
Consumer Banking	4,597	28	905	30	3,986	24	244	25	3,717	22	(980)	(1,153)
Commercial Banking	1,473	9	160	5	1,316	8	(213)	(22)	1,106	7	254	299
Other(4)	(507)	(3)	(289)	(10)	245	1	(22)	(2)	(126)	(1)	(256)	(301)
Total from continuing operations	$16,177	100%	$3,050	100%	$16,836	100%	$987	100%	$16,839	100%	$85	100%
______________
(1)	See “Note 20—Business Segments” for a reconciliation of our total business segment results to our consolidated U.S. GAAP results.
(2)
Total revenue consists of net interest income and non-interest income. Total revenue displayed for 2009 and 2008 is based on our non-GAAP managed basis results.  For more information on this measure and a reconciliation to the comparable U.S. GAAP measure, see “Exhibit 99.1.”

(3)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 20—Business Segments.”

(4)	During the first quarter of 2009, the results relating to Chevy Chase Bank were included in the Other category.

IMPACT FROM ADOPTION OF NEW CONSOLIDATION ACCOUNTING STANDARDS

Impact on Reported Financial Information

Effective January 1, 2010, we prospectively adopted two new accounting standards that had a significant impact on our accounting for entities previously considered to be off-balance sheet arrangements. The adoption of these new accounting standards resulted in the consolidation of our credit card securitization trusts, one of our installment loan trusts and certain option-adjustable rate mortgages (“option-ARM”) loan trusts originated by Chevy Chase Bank. Prior to January 1, 2010, transfers of our credit card receivables, installment loans and certain option-adjustable rate mortgage loans to our securitization trusts were accounted for as sales and treated as off-balance sheet. At the adoption of these new accounting standards on January 1, 2010, we added to our reported consolidated balance sheet $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors. We also recorded an after-tax charge to retained earnings on January 1, 2010 of $2.9 billion, reflecting the net cumulative effect of adopting these new accounting standards. This charge primarily related to the addition of $4.3 billion to our allowance for loan and lease losses for the newly consolidated loans and the recording of $1.6 billion in related deferred tax assets. The initial recording of these amounts on our reported balance sheet as of January 1, 2010 had no impact on our reported income. We provide additional information on the impact on our financial statements from the adoption of these new accounting standards in “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations.”  We discuss the impact on our capital ratios below in “Liquidity and Capital Management — Capital.”

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

Beginning with the first quarter of 2010, our reported consolidated statements of income no longer reflect securitization and servicing income related to newly consolidated loans. Instead, we report interest income, net charge-offs and certain other income associated with securitized loan receivables and interest expense associated with the debt securities issued from the trust to third party investors in the same consolidated statements of income categories as loan receivables and corporate debt. Additionally, we no longer record initial gains on new securitization activity since the majority of our securitized loans will no longer receive sale accounting treatment. Because our securitization transactions are being accounted for under the new consolidation accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities. Notwithstanding this change in accounting, our securitization transactions are structured to legally isolate the receivables from our company, and we do not expect to be able to access the assets of our securitization trusts. We do, however, continue to have the rights associated with our retained interests in the assets of these trusts.

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

Impact on Non-GAAP Managed Financial Information

In addition to analyzing our results on a reported basis, management historically evaluated our total company and business segment results on a non-GAAP “managed” basis. Our managed presentations reflected the results from both our on-balance sheet loans and off-balance sheet loans and excluded the impact of card securitization activity. Our managed presentations assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. Our managed results also reflected differences in accounting for the valuation of retained interests and the recognition of gains and losses on the sale of interest-only strips. Our managed results did not include the addition of an allowance for loan and lease losses for the loans underlying our off-balance sheet securitization trusts. While our managed presentation resulted in differences in the classification of revenues in our income statement, net income on a managed basis was the same as reported net income.

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

We believe that investors will be able to better understand our financial results and evaluate trends in our business if our period-over-period data are reflected on a more comparable basis. Accordingly, unless otherwise noted, this MD&A compares our reported U.S. GAAP financial information as of and for the year ended December 31, 2010 with our non-GAAP managed based financial information as of and for the years ended December 31, 2009 and 2008. We provide a reconciliation of our non-GAAP managed based information for periods prior to January 1, 2010 to the most comparable reported U.S. GAAP information in “Exhibit 99.1.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

We continued to operate in an environment of elevated economic and regulatory uncertainty during 2010.   The overall economic recovery remained modest and fragile. The unemployment rate remained persistently high at close to 10% and the housing market continued to struggle, due in part to the large backlog of homes in the foreclosure process and high rate of delinquent loans. The ongoing and expected development of new regulations and regulatory organizations resulting from the recently enacted Dodd-Frank Act contributed to continued regulatory uncertainty.

Despite the challenges presented by these conditions, we began to see some stabilization in loan volumes, as well as improvements in our credit results that outpaced the economic recovery during 2010.  Each of our businesses performed well during the year, generating net income of $2.7 billion ($6.01 per diluted share) in 2010, which represented a substantial increase of $1.9 billion over our reported net income of $884 million ($0.74 per diluted share) in 2009.  We provide highlights of our 2010 financial performance below.

Financial Highlights

As noted above, the presentation of our results on a non-GAAP managed basis prior to January 1, 2010 assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. These classification differences resulted in differences in certain revenue and expense components of our results of operations on a reported basis and our results of operations on a managed basis, although net income for both basis was the same. We provide a summary of our managed results for 2009 and 2008 in "Note 20 — Business Segments."

The $1.9 billion increase in our reported net income in 2010 was largely attributable to a substantial reduction in the provision for loan and lease losses, which was partially offset by an increase in losses from discontinued operations and a decrease in total revenue.

•
Decrease in Provision for Loan and Lease Losses:  The provision for loan and lease losses decreased by $4.2 billion, or 52%, to $3.9 billion in 2010. The decrease in the provision was driven by the continued improvement of our credit quality indicators as a result of the slowly improving economy and actions taken by us over the past several years to improve underwriting standards and exit portfolios with unattractive credit metrics.  As a result, we recorded a net release of $2.8 billion in 2010 in our allowance, after taking into consideration the addition to our allowance on January 1, 2010 from the adoption of the new consolidation accounting standards compared with a net allowance release of $397 million in 2009.

•
Increase in Loss from Discontinued Operations:  The loss from discontinued operations increased by $204 million to $307 million in 2010, primarily due to a significant increase in the provision for mortgage loan repurchase losses related to the discontinued operations of the wholesale mortgage banking unit of GreenPoint, which we closed in 2007. We recorded an after-tax provision for mortgage loan repurchase losses related to discontinued operations of $304 million ($432 million pre-tax) in 2010, compared with an after-tax provision related to discontinued operations of $120 million ($162 million pre-tax) in 2009.

•
Decrease in Total Revenue:  Total revenue decreased by $659 million, or 4%, in 2010, largely due to a decline in non-interest fee income attributable to a reduction in customer accounts, and loan balances and the implementation of provisions of the CARD Act, which resulted in a reduction in penalty fees.

Below are additional highlights of our performance for 2010. These highlights generally are based on a comparison of our reported results for 2010 to our managed results for 2009. The highlights of changes in our financial condition and credit performance are generally based on our reported financial condition and credit statistics as of December 31, 2010, compared with our financial condition and credit performance on a managed basis as of December 31, 2009. We provide a more detailed discussion of our results of operation, financial condition and credit performance in “Consolidated Results of Operations Financial Performance,” “Consolidated Balance Sheet Analysis and Credit Performance” and “Business Segment Financial Performance.”

•
Credit Card: Our Credit Card business generated income of $2.3 billion in 2010, compared with income of $978 million in 2009.  The primary drivers of the improvement in our Credit Card business results were an increase in the net interest margin and a significant decrease in the provision for loan and lease losses. The increase in the net interest margin was attributable to the combined impact of higher asset yields and lower funding costs. The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that we implemented during 2009 and the continued benefit from rising collectability estimates due to favorable credit trends, while the decrease in our funding costs was attributable to the lower interest rate environment and shift in our funding mix to lower cost deposits from higher cost wholesale sources. The decrease in the provision for loan and lease losses was due to more favorable credit quality trends as well as a decline in outstanding loan balances.

•
Consumer Banking: Our Consumer Banking business generated income of $905 million in 2010, compared with income of $244 million in 2009. The significant improvement in profitability in our Consumer Banking business was attributable to improved credit conditions and consumer credit performance, particularly within our auto loan portfolio, including reduced charge-offs. Our Consumer Banking business also benefited from deposit growth resulting from our continued strategy to leverage our bank outlets to attract lower cost funding sources and from improved deposit spreads, as we continue to shift the mix of our deposits to lower cost consumer savings and money market deposits from higher cost time deposits.

•
Commercial Banking: Our Commercial Banking business generated income of $160 million in 2010, compared with a loss of $213 million in 2009. The improvement in results for our Commercial Banking business in 2010 from 2009 was attributable to the stabilization in credit performance trends since the end of 2009, resulting in a significant reduction in the provision for loan and lease losses.  Strong deposit growth resulting from our continued strategy to grow deposits as a lower cost funding source, as well as improved deposit spreads resulting from repricing of higher rate deposits to lower rates in response to the overall lower interest rate environment also provided a benefit to our Commercial Banking business. While our Commercial Banking credit metrics remain elevated, the commercial real estate market has exhibited signs of continuing improvement, including increasing leasing activity, declining vacancies and re-entry of traditional commercial real estate investors and sponsors into the market, particularly in New York where we have our most significant concentration.

•
Total Loans: Total loans held for investment decreased by $10.9 billion, or 8%, in 2010 to $125.9 billion as of December 31, 2010, from $136.8 billion as of December 31, 2009. This decrease was primarily due to the expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, elevated charge-offs and weak consumer demand.

•
Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remain elevated, these rates improved significantly in 2010. The net charge-off rate decreased to 5.18% in 2010, from 5.87% in 2009, and the 30+ day performing delinquency rate decreased to 3.52% in 2010, from 4.62% in 2009.  Based on strong credit performance trends, such as the significant decline in the 30+ day performing delinquency rate from 4.62% at the end of 2009, we believe our net-charge offs resulting from the severe economic downturn peaked in the first quarter of 2010.

•
Allowance for Loan and Lease Losses:  As a result of the adoption of the new consolidation accounting guidance, we increased our allowance for loan and lease losses by $4.3 billion to $8.4 billion on January 1, 2010. The initial recording of this amount on our reported balance sheet as of January 1, 2010 reduced our stockholders’ equity but had no impact on our reported results of operations. After taking into consideration the $4.3 billion addition to our allowance for loan and lease losses on January 1, 2010, our allowance for loan and lease losses decreased by $2.8 billion to $5.6 billion as of December 31, 2010.  The decrease was attributable to an overall improvement in credit quality trends, as well as the decrease in loan balances. The allowance as a percentage of our total reported loans held for investment was 4.47% as of December 31, 2010, compared with 4.55% as of December 31, 2009.

•
Representation and Warranty Reserve: We have established reserves for our mortgage loan repurchase exposure related to the sale of mortgage loans by our subsidiaries to various parties under contractual provisions that include various representations and warranties. These reserves reflect inherent losses as of each balance sheet date that we consider to be both probable and reasonably estimable.  We recorded a provision for this exposure of $636 million in 2010, of which $204 million was included in non-interest income and $432 million was included in discontinued operations.  In comparison, we recorded a provision of $181 million in 2009, of which $19 million was included in non-interest income and $162 million was included in discontinued operations.  Because of the significant increase in claim requests from government sponsored entities ("GSEs") and Active Insured Securitizations and litigation activity during 2010, we refined our loss estimation process and made certain changes in assumptions. During second quarter of 2010, we extended the timeframe over which we estimated our repurchase liability for mortgage loans sold by our subsidiaries to GSEs and those mortgage loans placed into Active Insured Securitizations for the full life of the mortgage loans, which resulted in a significant increase in the provision for mortgage loan repurchase losses. Of the $636 million of provision recorded in 2010, approximately $407 million resulted from our ability to extend the timeframe over which we estimated our repurchase liability. The remaining $229 million related primarily to changing counterparty activity in the form of updated estimates around active and probable litigation, most of which occurred in the first quarter of 2010.  Our representation and warranty reserves totaled $816 million as of December 31, 2010, compared with $238 million as of December 31, 2009.

•
Capital Adequacy:While the consolidation of the loans underlying our securitization trusts on January 1, 2010 reduced our capital ratios, our financial strength and capacity to absorb risk remained high.  Our Tier 1 risk-based capital ratio of 11.63% as of December 31, 2010 was comfortably above the current minimum regulatory requirement of 4.0%.  Our non-GAAP Tier 1 common equity ratio was 8.78% as of December 31, 2010, while our non-GAAP tangible common equity to tangible managed assets (“TCE ratio”) was 6.86%.  See “Exhibit 99.1” for a calculation of our regulatory capital ratios and a reconciliation of our non-GAAP capital measures.

Business Environment and Significant Recent Developments

The lingering economic and regulatory impacts of 2010 will likely impact the full year income statement in 2011. We expect that 2011 revenue will reflect the full year effects of revenue impacts that began in 2010, including changes to revenue in our Credit Card business as a result of the CARD Act implementation and the reductions in fee revenues brought on by new regulations.  We expect the slow-paced economic recovery will continue, with the overall unemployment rate expected to remain elevated for an extended period of time.  We also continue to see risks in the housing market, due in part to the large backlog of homes in the foreclosure process and high rate of delinquent loans, which could be exacerbated if recent disruptions in industry foreclosure practices continue.  We anticipate over the course of coming quarters to see evidence of the path to solid and sustained performance.  We believe that substantially all of the impacts on revenue related to CARD Act regulations were reflected in our fourth quarter revenue margins. We expect relatively less impact from other aspects of the recently enacted financial legislation.  We provide more information on recent regulatory developments in “Supervision and Regulation” in “Item 1. Business” of this report.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Annual Report on Form 10-K. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies.  Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Item 1. Business” and “MD&A” of this report.  Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those in our forward-looking statements.  Forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made.  See “Forward-Looking Statements” in “Item 1. Business” of this report for factors that could materially influence our results.

Total Company Expectations

We believe we are emerging  from the recession in a strong position to deliver attractive and sustainable results over the long-term, including moderate growth and attractive risk-adjusted returns on assets in our Credit Card and Auto Finance businesses, moderate growth in low-risk loans in our Commercial Banking business and strong growth in low-cost deposits and high-quality commercial and retail customer relationships.  Based on recent trends and our targeted initiatives to attract new business and develop customer relationships, we believe there is reasonable potential for loan growth during 2011, which will depend on consumer demand.

•
Total Loans:  Loan balances stabilized in the second half of 2010, reflecting the decline in charge-offs, gradual abatement of expected portfolio run-offs and seasonal consumer spending trends.  The lower starting point for loan balances from 2010 will cause the average loan balances in 2011 to be comparable to 2010, even as we expect period-end balances to grow.  The timing and pace of expected growth will depend on broader economic trends that impact overall consumer and commercial demand.

•	Expenses: We anticipate that non-interest expenses will increase in 2011, assuming that the increase in marketing opportunities we observed in late 2010 continues through 2011.

•
Provision for Loan and Lease Losses:  Based on the underlying credit trends we are experiencing, we expect that charge-offs will continue their downward trend, although the pace of the allowance releases of 2010 is likely to abate during 2011.  We expect that the improvement in credit trends in our Consumer Lending businesses will continue to outpace the economic recovery. We believe that the worst of the Commercial Banking business credit downturn is behind us; however, we expect a few more quarters of fluctuations in the charge-off and nonperforming loan metrics in our Commercial Banking business.

•
Margins: Margins will be affected as the onboarding of lower yield and lower loss assets are offset by a lower year-over-year average cost of funds and higher transaction volume. We expect margins to remain at strong levels, although they may drift downward modestly, depending upon the competitive environment and the timing and pace of loan growth. We expect continued funding mix shift towards deposits in 2011, which should provide modest funding cost benefits to net interest margin.

•
Capital:   We expect regulatory capital ratios to rise steadily after a temporary decline in the first quarter of 2011. Although capital measures such as our non-GAAP TCE are expected to rise steadily, we expect our Tier 1 risk-based capital ratio and our non-GAAP Tier 1 common equity ratio to decline into the first quarter of 2011, primarily due to two factors that affect the numerator and denominator used in calculating these ratios: (i) a decrease in the numerator resulting from the disallowance of a portion of the deferred tax assets and (ii) an increase in the denominator due to the remaining phase-in during the first quarter of 2011 of risk-weighted assets resulting from the new consolidation accounting standards.  Even with the expected increase in our loan balances, the completion of this consolidation will most likely lead to slower growth in the denominator of our regulatory capital ratios over the next couple of years as compared to the recent past.  We expect the numerator of these ratios will rise not only as we generate earnings but also with the steady decline in our disallowed deferred tax asset amount, which we expect will be around $2.0 billion at the end of the first quarter of 2011 and will largely disappear over the next couple of years.

Based on the current definitions proposed by the Basel Committee, we expect to exceed in 2011 the Basel III minimum common equity ratio, including the capital conservation buffer.

We expect that our strong capital position and generation will enable us to deploy capital in the service of shareholders to generate attractive returns in 2011 and beyond.

Business Segment Expectations

Credit Card Business

We expect that normal seasonal patterns will drive a decline in Domestic Card loan balances in the first quarter of 2011, and that the first quarter of 2011 will be the low-point for Domestic Card loan balances.  After the first quarter of 2011, we expect loan balances in our Credit Card business to grow.  By the end of the second quarter of 2011, we expect Domestic Card loan balances to be higher than balances at the end of 2010.  We expect further growth in the second half of 2011.  We anticipate modest improvements from current charge-off levels in 2011.  We expect to add partnership loan portfolios and growth platforms, including launching the recently announced partnership with Kohl's Department Stores, Inc., which we expect to settle in the second quarter of 2011.

Consumer Banking Business

In our Consumer Banking business, we expect that Auto Finance origination volumes and returns will remain strong in 2011. We expect our Retail Banking business will continue to deliver strong growth in low-cost deposits and valuable customer relationships.

Commercial Banking Business

In our Commercial Banking business, nonperforming asset rates and criticized loans continue to improve modestly, and, as such, we believe that the worst of the Commercial Banking business credit deterioration cycle is behind us. We believe, however, that the charge-off rate for our Commercial Banking business will continue to fluctuate over the next several quarters.  We expect to grow our Commercial Banking loan portfolio in 2011. Based on strong deposit growth and new commercial customer relationships in 2010, we expect to generate future loan and revenue growth by expanding the relationships with our customers in 2011 and beyond.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies.”

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.  These critical accounting policies govern:

•	Fair value
•	Allowance for loan and lease losses
•	Asset impairment

•	Representation and warranty reserve
•	Revenue recognition
•	Derivative and hedge accounting
•	Income taxes

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions.   Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Risk Committee of the Board of Directors.

Fair Value

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a  financial asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted prices in active markets or observable market parameters. When quoted prices and observable data in active markets are not fully available, management judgment is necessary to estimate fair value.  Changes in market conditions, such as reduced liquidity in the capital markets or changes in secondary market activities, may reduce the availability and reliability of quoted prices or observable data used to determine fair value.

We have developed policies and procedures to determine when markets for our financial assets and liabilities are inactive if the level and volume of activity has declined significantly relative to normal conditions. If markets are determined to be inactive, it may be appropriate to adjust price quotes received.  When significant adjustments are required to price quotes or inputs, it may be appropriate to utilize an estimate based primarily on unobservable inputs.

Significant judgment may be required to determine whether certain financial instruments measured at fair value are included in Level 2 or Level 3.  In making this determination, we consider all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.

Our financial instruments recorded at fair value on a recurring basis represented approximately 22% of our total reported assets of $197.5 billion as of December 31, 2010, compared with 26% of our total reported assets of $169.6 billion as of December 31, 2009. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 2% of these financial instruments (1% of total assets) as of December 31, 2010, and approximately 14% of these financial instruments (4% of total assets) as of December 31, 2009. The decreases in the percentage of financial instruments measured at a fair value on a recurring basis and in the percentage of financial instruments measured using Level 3 inputs were primarily attributable to the increase in our assets from the adoption of the new consolidation accounting standards, as the consolidated loans are generally classified as held for investment and are therefore not measured at fair value on a recurring basis.

We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 19—Fair Value of Financial Instruments.”

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

We generally review and assess our allowance methodologies and adequacy of the allowance for loan and lease losses on a quarterly basis. Our assessment involves evaluating many factors including, but not limited to, historical loss experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, deceased and recovered amounts, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about unemployment rates, home prices, and the valuation of commercial properties, consumer real estate, and automobiles.

Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for loan and lease losses, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual credit loss experience may not be in line with our expectations.  For example, as a result of improving credit performance trends during 2010, charge-offs began to decrease and we recorded a significant allowance release of $2.8 billion.  We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.”  We provide information on the components of our allowance, disaggregated by impairment methodology, and changes in our allowance in “Note 6—Allowance for Loan and Lease Losses.”

Asset Impairment

We review other assets for impairment on a regular basis.  This process requires significant management judgment and involves various estimates and assumptions.  Our investment securities and goodwill and intangible assets represent a significant portion of our other assets.  Accordingly, below we describe our process for assessing impairment of these assets and the key estimates and assumptions involved in this process.

Investment Securities

We regularly review investment securities for other-than-temporary impairment using both quantitative and qualitative criteria. Effective April 1, 2009, the Financial Accounting Standards Board (“FASB”) amended and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. If we intend to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security before its anticipated recovery, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists.  Our evaluation requires significant management judgment and a consideration of many factors, including, but not limited to, the extent and duration of the impairment; the health of and specific prospects for the issuer, including whether the issuer has failed to make scheduled interest or principal payments; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings; the value of underlying collateral and current market conditions. Quantitative criteria include assessing whether there has been an adverse change in expected future cash flows. For equity securities, our evaluation criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position.  See “Note 4—Investment Securities” for additional information.

Goodwill and Other Intangible Assets

As a result of our acquisitions, principally Hibernia Corporation in 2005, North Fork Bancorporation in 2006, and Chevy Chase Bank in 2009, we have goodwill and other intangible assets.  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We had goodwill of $13.6 billion recorded on our consolidated balance sheets as of both December 31, 2010 and 2009.  Other intangible assets consist primarily of core deposit intangibles.  Other intangible assets, which we report on our consolidated balance sheets as a component of other assets, totaled $733 million and $906 million as of December 31, 2010 and 2009, respectively.  Goodwill and other intangible assets together represented 7% of our total assets as of December 31, 2010, compared with 9% of total assets as of December 31, 2009.

Goodwill is not amortized but must be allocated to reporting units and tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment.  A reporting unit is a business segment or one level below.  Our reporting units for purposes of goodwill impairment testing are Domestic Card, International Card, Auto Finance, other Consumer Banking and Commercial Banking.  We perform our annual goodwill impairment test for all reporting units as of October 1 each year using a two-step process.  First, we compare the fair value of each reporting unit to its current carrying amount, including goodwill.If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary.  If, however, the carrying value of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium.  Management judgment is required to assess whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit.  There are widely accepted valuation methodologies, such as the market approach (earnings multiples and/or transaction multiples) and/or discounted cash flow methods, that are used to estimate the fair value of reporting units.  In applying these methodologies, we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data.  We also may engage an independent valuation specialist to assist in our valuation process.

In estimating the fair value of the reporting units in step one of the goodwill impairment analysis, fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analysis is required, changes in the estimated fair values of individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

In conducting our goodwill impairment test for 2010, we determined the fair value of our reporting units using a discounted cash flow analysis, a form of the income approach. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates.  We relied on each reporting unit’s internal cash flow forecast and calculated a terminal value using a growth rate that reflected the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. We adjusted cash flows as necessary to maintain each reporting unit’s equity capital requirements. The cash flows were discounted to present value using reporting unit specific discount rates that were largely based on our external cost of equity, adjusted for risks inherent in each reporting unit.  We corroborated the key inputs used in our discounted cash flow analysis with market data, where available, to validate that our assumptions were within a reasonable range of observable market data.

Based on the results of step one of our 2010 goodwill impairment test, we determined that the carrying amount of each of our reporting units, including goodwill, exceeded the fair value.  Accordingly, the goodwill of our reporting units was considered not impaired, and the second step of impairment testing was not required.  However, assuming all other factors were held constant, a 34% decline in the fair value of the Domestic Card reporting unit, a 14% decline in the fair value of the International Card reporting unit, a 37% decline in the fair value of the Auto Finance reporting unit, a 30% decline in the fair value of the Commercial Banking reporting unit and a 21% decline in the fair value of the other Consumer Banking reporting unit would have caused the carrying amount for those reporting units to be in excess of fair value which would require the second step to be performed.

As part of the annual goodwill impairment test, we assessed our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our  reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry.  During 2009, the lack of liquidity in the financial markets and the continued economic deterioration led to a decline in market capitalization resulting in significantly higher control premiums than what had been seen historically.  Throughout 2010, our capitalization rate increased resulting in a decline in our implied control premium.  We will continue to regularly monitor our market capitalization in 2011, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.

Intangible assets with definite useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.  An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. We did not recognize impairment on our other intangible assets in 2010, 2009 or 2008.

We provide additional information on the nature of and accounting for goodwill and intangible assets, including the process and methodology used to conduct goodwill impairment testing, in “Note 8—Goodwill and Other Intangible Assets.”

Representation and Warranty Reserve

In connection with their sales of mortgage loans, certain subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor for credit losses incurred on the loan in the event of a material breach of contractual representations or warranties.

We have established representation and warranty reserves for losses that we consider to be both probable and reasonably estimable associated with the mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. In establishing the representation and warranty reserves, we consider a variety of factors, depending on the category of purchaser and rely on historical data.  We evaluate these estimates on a quarterly basis.

During the first and second quarters of 2010, we made significant refinements to our process for estimating our representation and warranty reserve, due primarily to increased counterparty activity and our ability to extend the timeframe over which we estimate our repurchase liability for mortgage loans sold by our subsidiaries to GSEs and those mortgage loans placed into Active Insured Securitizations for the full life of the mortgage loans. Prior to the second quarter of 2010, we generally estimated the amount of probable repurchase requests to be received over the next 12 months.  As a result of these refinements, we recorded a substantial increase in our representation and warranty repurchase reserve in the first and second quarters of 2010.  Approximately $407 million of the $636 million of provision for representation and warranty reserves recorded in 2010 resulted from our extension of repurchase liability estimates to the life of the loan effective in the second quarter of 2010. The remaining $229 million related primarily to changing counterparty activity in the form of updated estimates around active and probable litigation, most of which occurred in the first quarter of 2010.

Our aggregate representation and warranty mortgage repurchase reserves, which we report as a component of other liabilities in our consolidated balance sheets, totaled $816 million as of December 31, 2010, compared with $238 million as of December 31, 2009. The adequacy of the reserves and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).  See “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation & Warranty Liabilities” below and “Note 21—Commitments, Contingencies and Guarantees” for additional information.

Revenue Recognition

We recognize earned finance charges, interest income and fees on loans in interest income in accordance with the contractual provisions of the credit arrangements.  Interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against earnings.  Finance charges and fees on credit card loans are included in loan receivables when billed to the customer. We continue to accrue finance charges and fees on credit card loans until the account is charged-off.  However, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges billed but not expected to be collected and exclude this amount from interest income. Revenue was reduced by $950 million, $2.1 billion and $1.9 billion in 2010, 2009 and 2008, respectively, for the estimated uncollectible portion of billed finance charges and fees.

Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables.  Accordingly, the estimation process is subject to similar risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Changes in key assumptions may have a material impact on the amount of billed finance charges and fees we estimate as uncollectible in each period.

Derivative Instruments and Hedging Activities

We primarily use derivative instruments to manage our exposure to interest rate risk, and to a lesser extent, foreign currency risk.  Our derivatives are designated as either qualifying accounting hedges or free-standing derivatives. Free-standing derivatives consist of customer-accommodation derivatives and economic hedges that we enter into for risk management purposes that are not linked to specific assets or liabilities or to forecasted transactions and, therefore, do not qualify for hedge accounting. Qualifying accounting hedges are designated as fair value hedges, cash flow hedges or net investment hedges.  Although all derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets, the accounting for changes in the fair value of derivative instruments differs based on whether the derivative has been designated as a qualifying accounting hedge and the type of accounting hedge.

To obtain and maintain hedge accounting, we must be able to establish at inception that the hedging instrument is effective at offsetting the risk of the hedged item both retrospectively and prospectively, and ensure documentation meets stringent requirements. The process to test effectiveness requires applying judgment and estimation, including the number of data points to test to ensure adequate and appropriate measurement to confirm or dispel hedge effectiveness and valuation of data within effectiveness tests where external existing data available do not perfectly match the company’s circumstances. Without hedge accounting, we may experience significant volatility in our earnings as we would be required to recognize all changes in the fair value of our derivative instruments in earnings. We provide detail on derivatives gains and losses recognized in our earnings in 2010, 2009 and 2008 and amounts related to cash flow hedges recorded in AOCI  as of December 31, 2010 in “Note 11—Derivative Instruments and Hedging Activities.”

Income Taxes

Our annual income tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight.

Amounts recorded for deferred tax assets, net of valuation allowances, were $4.0 billion and $3.7 billion as of December 31, 2010 and 2009, respectively.  We had recorded a valuation allowance of $130 million and $109 million as of December 31, 2010 and 2009, respectively.  We currently expect to fully recover the net deferred tax asset amounts at the end of 2010 within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.  If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we would adjust our valuation allowances in the period that the change in circumstances occurs and record a corresponding increase or charge to income.

We provide additional information on income taxes in “Consolidated Results of Operations Financial Performance” and in “Note 18—Income Taxes.”

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

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

In the ordinary course of business, we are involved in various types of transactions with limited liability companies, partnerships or trusts that often involve special purpose entities (“SPEs”) and VIEs. Some of these arrangements are not recorded on our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements may expose us to potential losses in excess of the amounts recorded in the consolidated balance sheets. Our involvement in these arrangements can take many forms, including securitization and servicing activities, the purchase or sale of mortgage-backed or other asset-backed securities in connection with our home loan portfolio, and loans to VIEs that hold debt, equity, real estate or other assets. Under previous accounting guidance, we were not required to consolidate the majority of our securitization trusts because they were QSPEs. Accordingly, we considered these trusts to be off-balance sheet arrangements.

In June 2009, the FASB issued two new accounting standards that eliminated the concept of QSPEs, revised the accounting for transfers of financial assets and changed the consolidation criteria for VIEs. As discussed above in “Impact from Adoption of New Consolidation Accounting Standards,” we prospectively adopted these new standards on  January 1, 2010, which resulted in the consolidation of our credit card securitization trusts, one installment loan trust, certain option-ARM loan trusts originated by Chevy Chase Bank for which we provide servicing and certain affordable housing entities. All of our remaining securitization trusts were consolidated or liquidated as of December 31, 2010.

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.0 billion and $344 million, respectively, as of December 31, 2010, and our maximum exposure to loss was $2.2 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

CONSOLIDATED RESULTS OF OPERATIONS FINANCIAL PERFORMANCE

As indicated above under “Impact from Adoption of New Consolidation Accounting Standards,” our reported results subsequent to January 1, 2010 are not presented on a basis consistent with our reported results prior to January 1, 2010 as a result of our adoption of the new consolidation accounting standards.  Our reported results subsequent to January 1, 2010 are more comparable to our managed results because we assumed for our managed based reporting that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned.  Accordingly, the section below provides a comparative discussion of our reported consolidated results of operations for 2010 and our managed results for 2009 and 2008.  Our net income on a managed basis in 2009 and 2008 is the same as our reported net income; however, there are differences in the classification of certain amounts in our managed income statement, which we identify in our discussion.  See “Exhibit 99.1” for a reconciliation of our non-GAAP managed based information for periods prior to January 1, 2010 to the most comparable reported U.S. GAAP information.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which includes loans held for investment and investment securities, and the interest expense on our interest-bearing liabilities, which includes interest-bearing deposits, senior and subordinated notes, securitized debt and other borrowings. We include in interest income any past due fees on loans that we deem are collectible. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our interest bearing liabilities, including the impact of non-interest bearing funding. Prior to the adoption of the new consolidation accounting standards on January 1, 2010, our reported net interest income did not include interest income from loans in our off-balance sheet securitization trusts or the interest expense on third-party debt issued by these securitization trusts. Beginning January 1, 2010, servicing fees, finance charges, other fees, net charge-offs and interest paid to third party investors related to consolidated securitization trusts are included in net interest income.

Table 2 below displays the major sources of our interest income and interest expense for 2010, 2009 and 2008.  We present for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, the interest earned or paid and the average yield or cost during the period in Table A under “Supplemental Statistical Tables.”  We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

Table 2: Net Interest Income

	Year Ended December 31,
	2010		2009 (1)		2008
(Dollars in millions)	Reported	Managed	Reported	Managed	Reported	Managed
Interest income:
Loans held-for-investment:
Consumer loans(2)	$12,656	$12,664	$7,237	$12,915	$7,748	$14,316
Commercial loans	1,278	1,278	1,520	1,520	1,712	1,712
Total loans held for investment, including past-due fees	13,934	13,942	8,757	14,435	9,460	16,028
Investment securities	1,342	1,342	1,610	1,610	1,224	1,224
Other	77	77	297	68	428	199
Total interest income	15,353	15,361	10,664	16,113	11,112	17,451
Interest expense:
Deposits	1,465	1,465	2,093	2,093	2,512	2,512
Securitized debt obligations	809	813	282	1,339	550	2,616
Senior and subordinated notes	276	276	260	260	445	445
Other borrowings	346	346	332	332	456	456
Total interest expense	2,896	2,900	2,967	4,024	3,963	6,029
Net interest income	$12,457	$12,461	$7,697	$12,089	$7,149	$11,422
______________
(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for 2009 include only a partial impact from Chevy Chase Bank.
(2)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.

Table 3 presents changes in our reported net interest income between periods and the extent to which those changes were attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 3:  Rate/Volume Analysis of Net Interest Income—Reported

	Years Ended December 31,
	2010 vs. 2009(1)			2009(1) vs. 2008(1)
	Total	Variance Due to (2)		Total	Variance Due to (2)
(Dollars in millions)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Loans held-for-investment:
Consumer loans	$5,419	$3,479	$1,940	$(511)	$(53)	$(458)
Commercial loans	(242)	(22)	(220)	(192)	75	(267)
Total loans held for investment, including past-due fees	5,177	3,457	1,720	(703)	22	(725)
Investment securities	(268)	107	(375)	386	529	(143)
Other	(220)	(28)	(192)	(131)	(21)	(110)
Total interest income	4,689	3,536	1,153	(448)	530	(978)
Interest expense:
Deposits	(628)	33	(661)	(419)	530	(949)
Securitized debt obligations	527	752	(225)	(268)	(232)	(36)
Senior and subordinated notes	16	(1)	17	(185)	(13)	(172)
Other borrowings	14	(104)	118	(124)	(101)	(23)
Total interest expense	(71)	680	(751)	(996)	184	(1,180)
Net interest income	$4,760	$2,856	$1,904	$548	$346	$202
______________
(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)
We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Table 4 presents changes in our reported net interest income for 2010 from our managed net interest income for 2009 and changes between our 2009 and 2008 managed net interest income, and the extent to which those changes were attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4:  Rate/Volume Analysis of Net Interest Income—Managed

	Years Ended December 31,
	2010 vs. 2009(1)			2009(1) vs. 2008(1)
	Total	Variance Due to (2)		Total	Variance Due to (2)
(Dollars in millions)	Variance	Volume	Rate	Variance	Volume	Rate
Interest income:
Loans held-for-investment:
Consumer loans	$(251)	$(1,748)	$1,497	$(1,401)	$(656)	$(745)
Commercial loans	(242)	(22)	(220)	(192)	75	(267)
Total loans held for investment, including past-due fees	(493)	(1,770)	1,277	(1,593)	(581)	(1,012)
Investment securities	(268)	107	(375)	386	529	(143)
Other	9	23	(14)	(131)	(25)	(106)
Total interest income	(752)	(1,640)	888	(1,338)	(77)	(1,261)
Interest expense:
Deposits	(628)	33	(661)	(419)	530	(949)
Securitized debt obligations	(526)	(318)	(208)	(1,277)	(435)	(842)
Senior and subordinated notes	16	(1)	17	(185)	(13)	(172)
Other borrowings	14	(104)	118	(124)	(101)	(23)
Total interest expense	(1,124)	(390)	(734)	(2,005)	(19)	(1,986)
Net interest income	$372	$(1,250)	$1,622	$667	$(58)	$725
______________
(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)
We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Our reported net interest income of $12.5 billion in 2010 increased by 3% from managed net interest income of $12.1 billion in 2009, driven by a 9% (59 basis points) expansion of our net interest margin to 7.09%, which was partially offset by a 5% decrease in average interest-earning assets.

The increase in net interest margin in 2010 was primarily attributable to a significant reduction in our average cost of funds, coupled with an increase in the average yield on interest-earning assets. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. Also, the overall interest rate environment, combined with our disciplined pricing, drove a decrease in our average deposit interest rates. The increase in the average yield on our interest-earning assets during 2010 reflected the benefit of pricing changes that we implemented during 2009, which contributed to an increase in the average yield on our loan portfolio, as well as improved credit conditions, which has allowed us to recognize a greater proportion of previously reserved uncollected finance charges into income.  The decrease in average interest-earning assets resulted from the run-off of loans in business that we exited or repositioned, elevated charge-offs and weak consumer demand.

Our managed net interest income of $12.1 billion in 2009 increased by 6% from managed net interest income of $11.4 billion in 2008, driven by a 2% (13 basis points) expansion of our net interest margin to 6.50% and a 4% increase in our average interest-earning assets.  The increase was largely due to a reduction in our average cost of funds, attributable to the low interest rate environment and shift in our funding mix to lower cost deposits.

Non-Interest Income

Non-interest income consists of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income. We also record the mortgage loan repurchase provision related to continuing operations in non-interest income.  Prior to the adoption of the new consolidation accounting standards on January 1, 2010, our reported non-interest income included servicing fees, finance charges, other fees, net charge-offs and interest paid to third party investors related to our securitization trusts as a component of non-interest income. In addition, when we created securitization trusts, we recognized gains or losses on the transfer of loans to these trusts and recorded our initial retained interests in the trusts. Effective January 1, 2010, unless we qualify for sale accounting under the new consolidation accounting standards, we no longer recognize a gain or loss or record retained interests when we transfer loans into securitization trusts. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are now reported as a component of net interest income instead of as a component of non-interest income.

Table 5 displays the components of non-interest income for the years ended December 31, 2010, 2009 and 2008.

Table 5: Non-Interest Income

	Year Ended December 31,
	2010	2009(1)		2008
(Dollars in millions)	Reported	Reported	Managed	Reported	Managed
Non-interest income:
Servicing and securitizations	$7	$2,280	$(193)	$3,385	$(299)
Service charges and other customer-related fees	2,073	1,997	3,025	2,232	3,687
Interchange	1,340	502	1,408	562	1,464
Net other-than-temporary impairment (“OTTI”)	(65)	(32)	(32)	(11)	(11)
Other	359	539	539	576	576
Total non-interest income	$3,714	$5,286	$4,747	$6,744	$5,417
______________
(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for 2009 include only a partial impact from Chevy Chase Bank.

Non-interest income of $3.7 billion in 2010 decreased by $1.0 billion, or 22%, from managed non-interest income of $4.7 billion in 2009. Managed non-interest income of $4.7 billion in 2009 decreased by $670 million, or 12%, from managed non-interest income of $5.4 billion in 2008.

The $1.0 billion decrease in non-interest income in 2010 from 2009 was primarily attributable to a reduction in over-limit fees as result of provisions under the CARD Act, a decline in the fair value of our mortgage servicing rights due to the run-off of our home loan portfolio, and an increase in the provision for mortgage loan repurchases.  We recorded a provision for mortgage loan repurchase losses of $636 million in 2010, $204 million of which was included in non-interest income, and a provision of $181 million in 2009, of which $19 million was included in non-interest income. We provide additional information on representation and warranty claims in “Critical Accounting Polices and Estimates” and in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”

The net other-than-temporary impairment losses of $65 million and $32 million recorded in 2010 and 2009, respectively, primarily resulted from the deterioration in the credit quality of certain non-agency mortgage-related securities due to the continued weakness in the housing market and high unemployment.  We also recorded other-than-temporary impairment on certain other non-agency mortgage-related securities in 2010 because of our intent to sell the securities. We provide additional information on other-than-temporary impairment recognized on our available-for-sale securities in “Note 4—Investment Securities.”

The $670 million decrease in managed non-interest income in 2009 from 2008 was largely due to reduced service charges and customer-related fees as a result of lower overlimit and cash advance fees.

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

We recorded a reported provision for loan and lease losses of $3.9 billion in 2010, compared with a reported provision for loan and lease losses of $4.2 billion in 2009 and $5.1 billion in 2008. Our managed provision for loan and lease losses totaled $8.1 billon and $8.0 billon in 2009 and 2008, respectively. The significant decrease in the managed provision expense for loan and lease losses in 2010 was attributable to reduced charge-offs and continued improvement in credit performance, as well as a reduction in our loan portfolio balance. As a result, we recorded a significant reduction in our allowance for loan and lease losses during 2010. The decrease in the provision for loan and lease losses in 2009 from 2008 was largely due to a significant decline in our loan portfolio balance.

Table 22 below, under “Consolidated Balance Sheet Analysis—Summary of Reported Allowance for Loan and Lease Losses” summarizes changes in our allowance for loan and lease losses and details the provision for loan and lease losses recognized in our consolidated statements of income and the charge-offs recorded against our allowance for loan and lease losses in 2010, 2009 and 2008.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses are also included in non-interest expense. Table 6 displays the components of non-interest expense for 2010, 2009 and 2008.

Table 6: Non-Interest Expense

	Year Ended December 31,
	2010	2009	2008
(Dollars in millions)	Reported	Reported/ Managed(1)	Reported/ Managed(1)
Non-interest expense:
Salaries and associated benefits	$2,594	$2,478	$2,336
Marketing	958	588	1,118
Communications and data processing	693	740	756
Supplies and equipment	520	500	520
Occupancy	486	451	377
Restructuring expense	—	119	134
Other(2)	2,683	2,541	2,969
Total non-interest expense	$7,934	$7,417	$8,210
______________
(1)	There were no differences between reported and managed non-interest expense amounts for 2009 and 2008.
(2)
Consists of professional services expenses, credit collection costs, fee assessments and intangible amortization expense.  Other non-interest expense for 2008 includes goodwill impairment of $811 million related to the Auto Finance division of our Consumer Banking business.

Non-interest expense of $7.9 billion in 2010 was up $517 million, or 7%, from 2009. The increase was primarily due increases in marketing expenditures and salaries and associate benefits, partially offset by the absence of restructuring charges.  As the economy gradually improved, we substantially increased our marketing expenditures during 2010, from suppressed levels in 2009, to attract and support new business volume through a variety of channels.  In 2009, we completed the restructuring of our operations that was initiated in 2007 to improve our competitive cost position as well as reduce certain expenses.

Non-interest expense of $7.4 billion in 2009 was down $793 million, or 10%, from 2008. The decrease was primarily due to the absence of a goodwill impairment charge of $811 million recorded in 2008, as well as a reduction in marketing expenditures during 2009 in response to the severe economic downturn.  The goodwill impairment charge in 2008 was attributable to the Auto Finance division of our Consumer Banking business and reflected a reduction in the estimated fair value of this business due to our strategic decision to scale back origination volume.

Income Taxes

Our effective income tax rate based on income from continuing operations was 29.56%, 26.16% and 85.47% in 2010, 2009 and 2008, respectively. The variance in our effective tax rate between periods is due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and permanent tax items.

The increase in our effective tax rate in 2010 from 2009 reflected the reduced relative benefit of tax-exempt income and tax credits as a result of the increase in our pre-tax earnings.We recorded a $90 million tax benefit primarily related to the settlement of certain pre-acquisition tax liabilities related to North Fork and the resolution of certain tax issues before the U.S. Tax Court in 2010, which partially offset the increase in our effective tax rate for this period.

The significant decrease in our effective income tax rate in 2009 from 2008 was primarily attributable to the goodwill impairment charge of $811 million recorded in 2008, a portion of which was non-deductible.Our effective tax rate in 2008 excluding the impact of non-deductible goodwill impairment was 37.8%.  In addition, increased tax credits, reductions in unrecognized tax benefits due to tax settlements and resolutions and changes in our international tax position had a favorable impact on our 2009 effective tax rate.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007. We recorded a loss from discontinued operations, net of tax, of $307 million, $103 million and $131 million in 2010, 2009 and 2008, respectively.

The significant increase in loss from discontinued operations in 2010 was attributable to the increase in our mortgage loan repurchase representation and warranty reserves. We recorded a pre-tax provision for mortgage loan repurchase exposure of $636 million in 2010, of which $432 million ($304 million net of tax) was included in discontinued operations.  In comparison, we recorded a pre-tax provision for mortgage loan repurchase exposure of $181 million in 2009, of which $162 million ($120 million net of tax) was included in discontinued operations.

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

We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on U.S. GAAP. There is no comprehensive, authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed basis presentation of our business segment results may not be comparable to similar information provided by other financial service companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP. We provide additional information on our business segments, including the basis of presentation, business segment reporting methodologies, and a reconciliation of our total business segment results to our reported consolidated results in “Note 20—Business Segments.”

We summarize our business segment results for 2010, 2009 and 2008 in the tables below and provide a comparative discussion of these results. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. In 2009, we realigned our organizational structure and business segment reporting to reflect our operating results by product type and customer segment and to integrate the operations of Chevy Chase Bank.  Prior period amounts have been recast to conform to the current period presentation.  We provide information on the outlook for each of our business segments above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated income of $2.3 billion in 2010, compared with income of $978 million in 2009 and $1.1 billion in 2008.  The primary sources of revenue for our Credit Card business are net interest income and non-interest income from customer and interchange fees.  Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs, as well as marketing expenses.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, installment loans and International Card operations, and displays selected key metrics for the periods indicated. In conjunction with our Sony Card partnership, we acquired the $807 million legacy Sony Card portfolio on September 1, 2010. The Sony Card acquisition did not have a material impact on the results of our Credit Card business in 2010.

Table 7: Credit Card Business Results

				Change
	Year Ended December 31,			2010 vs.		2009 vs.
(Dollars in millions)	2010	2009	2008	2009		2008
Selected income statement data:
Net interest income	$7,894	$7,542	$7,464	5%		1%
Non-interest income	2,720	3,747	4,678	(27)		(20)
Total revenue	10,614	11,289	12,142	(6)		(7)
Provision for loan and lease losses	3,188	6,051	6,108	(47)		(1)
Non-interest expense	3,951	3,738	4,393	6		(15)
Income from continuing operations before income taxes	3,475	1,500	1,641	132		(9)
Income tax provision	1,201	522	574	130		(9)
Income from continuing operations, net of tax	$2,274	$978	$1,067	133%		(8)%
Selected metrics:
Average loans held for investment	$62,632	$73,076	$79,209	(14)%		(8)%
Average yield on loans held for investment	14.36%	12.90%	13.20%	146	bps	(30)	bps
Revenue margin(1)	16.95	15.45	15.33	150		12
Net charge-off rate(2)	8.79	9.15	6.26	(36)		289
Purchase volume(3)	$106,912	$102,068	$113,835	5%		(10)%

	December 31,
(Dollars in millions)	2010	2009	Change
Selected period-end data:
Loans held for investment	$61,371	$68,524	(10)%
30+ day delinquency rate	4.29%	5.88%	(159	)bps
Allowance for loan and lease losses(4)	$4,041	$2,126	90%
_______________

(1)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.
(2)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(3)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(4)
As a result of the January 1, 2010 adoption of the new consolidation accounting standards, we added $4.2 billion to the allowance related to our Credit Card business on January 1, 2010, resulting in an allowance of $6.4 billion as of January 1, 2010.  The allowance decreased during the remainder of 2010 by $2.3 billion, or 37%.

Key factors affecting the results of our Credit Card business for 2010, compared with 2009 included the following:

•
Net Interest Income:  Our Credit Card business experienced an increase in net interest income of $352 million, or 5%, in 2010, which was primarily attributable to higher asset yields that more than offset a decline in average loans held for investment.  The increase in the average yield on our credit card loan portfolio reflected the benefit of pricing changes that were implemented during 2009 and a reduction in the level of loans with low introductory promotional rates.  Net interest income also reflected the benefit of the recognition into income of an increased amount of previously suppressed billed finance charges and fees as a result of improving credit trends.

•
Non-Interest Income:  Non-interest income decreased by $1.0 billion, or 27%, in 2010.   The decrease was primarily attributable to a reduction in penalty fees resulting from the implementation of provisions of the CARD Act and a reduction in customer accounts.

•
Provision for Loan and Lease Losses:  The provision for loan and lease losses related to our Credit Card business decreased by $2.9 billion in 2010, to $3.2 billion.  The substantial reduction in the provision was driven by improved credit trends, as evidenced by a reduction in the net charge-off rate and a decrease and stabilization of delinquency rates throughout the year, as well as lower period-end loan balances.  As a result of the more positive credit performance trends and reduced loan balances, the Credit Card business recorded a net allowance release (after taking into consideration the $4.2 billion addition to the allowance on January 1, 2010 from the adoption of the new consolidation accounting standards) of $2.3 billion in 2010.  In comparison, our Credit Card business recorded an allowance release of $611 million in 2009.  The release in 2009 was driven by the reduction in period-end loans, which more than offset the impact of the continued deterioration in the credit performance of our credit card portfolio due to the severe economic downturn.

•
Non-Interest Expense: Non-interest expense increased by $212 million, or 6%, in 2010. The increase reflects the impact of an increase in marketing expenses, which has been partially offset by a decrease in operating expenses due to the reduction in customer accounts and targeted cost savings across our Credit Card business.  As the economy gradually improved, we increased our marketing expenditures during 2010 from suppressed levels in 2009 to attract and support new business volume through a variety of channels.

•
Total Loans: Period-end loans in the Credit Card business declined by $7.2 billion, or 10%, in 2010, to $61.4 billion as of December 31, 2010, from $68.5 billion as of December 31, 2009.  Approximately $3.2 billion of the decrease was due to the run-off of installment loans in our Domestic Card division.  The remaining decrease, which was partially offset by the addition of the Sony Card portfolio, was attributable to elevated net charge-offs, weak consumer demand and historically lower marketing expenditures in 2009 and 2010 as result of the severe economic downturn.

•
Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remain elevated, these rates continued to improve throughout 2010.  The net charge-off rate decreased to 8.79% in 2010, from 9.15% in 2009.  The 30+ day delinquency rate decreased to 4.29% as of December 31, 2010, from 5.88% as of December 31, 2009.  Based on continued improvement and stabilization of credit performance, we believe net charge-offs for our Credit Card business resulting from the severe economic downturn peaked in the first quarter of 2010.

Key factors affecting the results of our Credit Card business for 2009, compared with 2008 included the following:

•
Net Interest Income:  Our Credit Card business experienced a modest increase in net interest income of $78 million, or 1%, in 2009, as higher interest margins slightly offset the reduction in net interest income attributable to declining loan balances.

•
Non-Interest Income:   Non-interest income decreased by $931 million, or 20%, to $3.7 billion, primarily due to lower fees as a result of a reduction in customer accounts and significantly lower purchase volume.  The severe economic downturn led to a contraction in consumer spending, which reduced overlimit fee income.

•
Provision for Loan and Lease Losses:  The provision for loan and lease losses related to our Credit Card business of $6.1 billion in 2009 remained elevated at relatively the same level as 2008, reflecting the impact of continued weak credit performance in 2009 due to the severe economic downturn that began in 2008.  Despite the elevated provision, we recorded an allowance release of $611 million in 2009 driven by the reduction in period-end loans.

•
Non-Interest Expense:  Non-interest expense decreased by $665 million, or 15%, in 2009.  This decrease was driven by a substantial reduction in marketing expenses, by more than half, attributable to the severe economic downturn and lower operating expenses.  The reduction in operating expenses reflected the impact of favorable exchange in our U.K. and the run-off of our closed-end loan portfolio.

•
Total Loans:  Period-end loans in the Credit Card business declined by $11.2 billion, or 14%, in 2009, to $68.5 billion as of December 31, 2009.  Approximately 43% of the decline was attributable to the run-off of the closed end loan portfolio.  The remaining decline was driven by reduced purchase volume in our revolving credit card businesses and elevated net charge-offs.  We added fewer new customer accounts during 2009 and existing customers maintained lower balances, partially attributable to the curtailment of our marketing expenditures during 2009 as well as the uncertain economic environment.

•
Charge-off and Delinquency Statistics:  The substantial increase in the net charge-off rate to 9.15% in 2009, from 6.26% in 2008 was attributable to the significant deterioration in credit performance as a result of the severe economic downturn that began in 2008, which resulted in rising unemployment and higher loan default rates throughout 2009.  Virtually all of our credit metrics were adversely affected by economic conditions, including the 30+ day delinquency rate, which increased to 5.88% as of December 31, 2009, from 4.86% as of December 31, 2008.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated. Domestic Card accounted for 87% of total revenues for our Credit Card business in 2010, compared with 89% in 2009 and 87% in 2008.  Income attributable to Domestic Card represented 83% of income for our Credit Card business for 2010, compared with 94% in both 2009 and 2008. Because our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.

Table 7.1:  Domestic Card Business Results

				Change
	Year Ended December 31,			2010 vs.		2009 vs.
(Dollars in millions)	2010	2009	2008	2009		2008
Selected income statement data:
Net interest income	$6,912	$6,670	$6,492	4%		3%
Non-interest income	2,347	3,328	4,128	(29)		(19)
Total revenue	9,259	9,998	10,620	(7)		(6)
Provision for loan and lease losses	2,853	5,329	5,461	(46)		(2)
Non-interest expense	3,457	3,256	3,623	6		(10)
Income from continuing operations before income taxes	2,949	1,413	1,536	109		(8)
Income tax provision	1,051	495	538	112		(8)
Income from continuing operations, net of tax	$1,898	$918	$998	107%		(8)%
Selected metrics:
Average loans held for investment	$55,133	$64,670	$68,638	(15)%		(6)%
Average yield on loans held for investment	14.09%	12.80%	13.09%	129	bps	(29	)bps
Revenue margin(1)	16.79	15.46	15.47	133		(1)
Net charge-off rate(2)	8.91	9.19	6.33	(28)		286
Purchase volume(3)	$98,344	$93,566	$103,035	5%		(9)%

	December 31,
(Dollars in millions)	2010	2009	Change
Selected period-end data:
Loans held for investment	$53,849	$60,300	(11)%
30+ day delinquency rate	4.09%	5.78%	(169	)bps
_______________
(1)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.
(2)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(3)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

Income generated by our Domestic Card division of $1.9 billion in 2010, represented an increase of $980 million over 2009.  The primary factors affecting Domestic Card results for 2010 compared with 2009 included a decline in total revenue due in part to lower loan balances and a reduction in overlimit and other penalty fees; a significant reduction in the provision for loan and lease losses as we recorded a substantial allowance release in response to more positive credit performance trends, including decreases in charge-off and delinquency rates, and an increase in non-interest expense attributable to higher marketing expenditures.

Income generated by our Domestic Card division of $918 million in 2009, reflected a decrease of $80 million from 2008.  The primary factors affecting Domestic Card results for 2009 compared with 2008 included a decline in total revenue primarily due to reduced fees resulting from the reduction in customer accounts and significantly lower purchase volume, a continued elevated provision for loan and lease losses due to credit performance deterioration and a decrease in non-interest expense due to significantly curtailed marketing expenditures.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated. International Card accounted for 13% of total revenues for our Credit Card business in 2010, compared with 11% in 2009 and 13% in 2008.  Income attributable to International Card represented 17% of income for our Credit Card business for 2010, compared with 6% in both 2009 and 2008.

Table 7.2:  International Card Business Results

				Change
	Year Ended December 31,			2010 vs.		2009 vs.
(Dollars in millions)	2010	2009	2008	2009		2008
Selected income statement data:
Net interest income	$982	$872	$972	13%		(10	) %
Non-interest income	373	419	550	(11)		(24)
Total revenue	1,355	1,291	1,522	5		(15)
Provision for loan and lease losses	335	722	647	(53)		12
Non-interest expense	494	482	770	2		(37)
Income from continuing operations before income taxes	526	87	105	505		(17)
Income tax provision	150	27	36	456		(25)
Income from continuing operations, net of tax	$376	$60	$69	527%		(13)%
Selected metrics:
Average loans held for investment	$7,499	$8,405	$10,571	(11)%		(20)%
Average yield on loans held for investment	16.33%	13.71%	13.88%	262	bps	(17	)bps
Revenue margin(1)	18.07	15.36	14.40	271		96
Net charge-off rate(2)	7.89	8.83	5.77	(94)		306
Purchase volume(3)	$8,568	$8,502	$10,800	1%		(21)%

	December 31,
(Dollars in millions)	2010	2009	Change
Selected period-end data:
Loans held for investment	$7,522	$8,224	(9)%
30+ day delinquency rate	5.75%	6.55%	(80	)bps
_______________
(1)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(2)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(3)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

Income generated by our International Card division of $376 million in 2010 increased $316 million from 2009.  The most significant driver of the improvement in results was a $386 million decrease in the provision for loan and lease losses in 2010.  As a result of decreases in charge-off and delinquency rates, we recorded a substantial allowance release of $256 million in 2010, compared with an allowance release of $20 million in 2009.  In addition, total revenue increased by $64 million, primarily due to the impact of pricing changes implemented during 2009 that resulted in increases in average asset yields that were partially offset by a decline in loan balances.

Income generated by our International Card division of $60 million in 2009 decreased by $9 million from 2008, attributable to a decrease in total revenue and an increase in the provision for loan and lease losses that more than offset a reduction in non-interest expense.  The decline in revenue was due to the combined impact of foreign exchange fluctuations and a decline in customer accounts, which resulted in lower fees.  Although loan balances declined, the provision for loan and lease losses increased due to deterioration in credit performance during 2009 as a result of weak economic conditions in Canada and the U.K.

Consumer Banking Business

Our Consumer Banking business generated income of $905 million in 2010, compared with income of $244 million in 2009 and a loss of $980 million in 2008.  The loss in 2008 was largely attributable to goodwill impairment of $811 million.  The primary sources of revenue for our Consumer Banking business are net interest income and non-interest income from customer fees.  Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8:  Consumer Banking Business Results

				Change
	Year Ended December 31,			2010 vs.		2009 vs.
(Dollars in millions)	2010	2009	2008	2009		2008
Selected income statement data:
Net interest income	$3,727	$3,231	$2,988	15%		8%
Non-interest income	870	755	729	15		4
Total revenue	4,597	3,986	3,717	15		7
Provision for loan and lease losses	241	876	1,534	(72)		(43)
Non-interest expense(1)	2,950	2,734	3,264	8		(16)
Income from continuing operations before income taxes	1,406	376	(1,081)	274		135
Income tax provision	501	132	(101)	280		231
Income from continuing operations, net of tax	$905	$244	$(980)	271%		125%
Selected metrics:
Average loans held for investment:
Automobile	$17,551	$19,950	$23,490	(12)%		(15)%
Home loan	13,629	14,434	10,406	(6)		39
Retail banking	4,745	5,490	5,449	(14)		1
Total consumer banking	$35,925	$39,874	$39,345	(10)%		1%
Average yield on loans held for investment	9.11%	8.94%	9.69%	17	bps	(75	)bps
Average deposits	$78,083	$70,862	$56,998	10%		24%
Average deposit interest rate	1.19%	1.68%	2.52%	(49	)bps	(84	)bps
Core deposit intangible amortization	$144	$169	$153	(15)%		10%
Net charge-off rate(2)	1.82%	2.74%	3.09%	(92	)bps	(35	)bps
Automobile loan originations	$7,764	$5,336	$6,874	46%		(22)%

	December 31,
(Dollars in millions)	2010	2009	Change
Selected period-end data:
Loans held for investment:
Automobile	$17,867	$18,186	(2)%
Home loan	12,103	14,893	(19)
Retail banking	4,413	5,135	(14)
Total consumer banking	$34,383	$38,214	(10)%
Nonperforming loans as a percentage of loans held for investment(3)	1.97%	1.45%	52	bps
Nonperforming asset rate(3)	2.17	1.60	57
30+ day performing delinquency rate(4)	4.28	5.06	(78)
Allowance for loan and lease losses(5)	$675	$1,076	(37)%
Period-end deposits	82,959	74,145	12
Period-end loans serviced for others	20,689	30,283	(32)
_______________
(1)	Non-interest expense for 2008 includes goodwill impairment of $811 million attributable to the Consumer Banking business.
(2)
Average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 2.16% and 3.17% in 2010 and 2009, respectively.

(3)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratio, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 2.30% and 1.75% as of December 31, 2010 and 2009, respectively.  Nonperforming assets consist of nonperforming loans and real-estate owned (“REO”). The nonperforming asset rate is calculated by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 2.54% and 1.93% as of December 31, 2010 and 2009, respectively.

(4)	The 30+ day performing delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 5.01% as of December 31, 2010 and 6.10% as of December 31, 2009.
(5)
As a result of the January 1, 2010 adoption of the new consolidation accounting standards, we added $73 million to the allowance related to our Consumer Banking business on January 1, 2010, resulting in an allowance of $1.1 billion as of January 1, 2010.  The allowance decreased during the remainder of 2010 by $474 million, or 43%.

Key factors affecting the results of our Consumer Banking business for 2010, compared with 2009 included the following:

•
Net Interest Income:  Our Consumer Banking business experienced an increase in net interest income of $496 million, or 15%, in 2010.  The primary drivers of the increase in net interest income were improved loan margins, primarily resulting from higher pricing for new auto loan originations, deposit growth resulting from our continued strategy to leverage our banking branches to attract lower cost funding sources and improved deposit spreads. The favorable impact from these factors more than offset the decline in average loans held for investment resulting from the continued run-off of home loans and reduction in auto loans in 2010.

•
Non-Interest Income:  Non-interest income increased by $115 million, or 15%, in 2010.  The increase was primarily attributable to a gain of $128 million recorded in the first quarter of 2010 related to the deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards.

•
Provision for Loan and Lease Losses:  The provision for loan and lease losses decreased by $635 million in 2010, to $241 million. The substantial reduction in the provision was attributable to continued improvement in credit performance trends and reduced loan balances.  Delinquency and charge-off rates declined throughout the year, reflecting the impact of the gradual improvement in economic conditions and the higher credit quality of our most recent auto loan vintages.  As a result, the Consumer Banking business recorded a net allowance release (after taking into consideration the impact of the $73 million addition to the allowance on January 1, 2010 from the adoption of the new consolidation accounting standards) of $474 million in 2010.  In comparison, the Consumer Banking business recorded an allowance release of $238 million in 2009, primarily due to declining loan balances.

•
Non-Interest Expense: Non-interest expense increased by $216 million, or 8%, in 2010. This increase was largely attributable to infrastructure expenditures, primarily in our home loan and retail banking operations, made in 2010 to attract and support new business volume and to integrate Chevy Chase Bank, and increased marketing expenditures related to our retail banking operations.

•
Total Loans:  Period-end loans in the Consumer Banking business declined by $3.8 billion, or 10%, in 2010 to $34.4 billion as of December 31, 2010, from $38.2 billion as of December 31, 2009, primarily due to the run-off of home loans and a reduction in auto loan balances.

•
Deposits:  Period-end deposits in the Consumer Banking business increased by $8.8 billion, or 12%, during 2010 to $83.0 billion as of December 31, 2010, reflecting the impact of our strategy to replace maturing higher cost wholesale funding sources with lower cost funding sources and our increased retail marketing efforts to attract new business to meet this objective.

•
Charge-off and Delinquency Statistics:  The net charge-off and delinquency rates for the Consumer Banking business, improved during 2010 as a result of the improved economic environment and a tightening of our underwriting standards on new loan originations.  The net charge-off rate decreased to 1.82% as of December 31, 2010, down significantly from the net charge-off rate of 2.74% as of December 31, 2009.  The 30+ day performing delinquency rate, which was 4.28% as of December 31, 2010, has declined from a rate of 5.06% as of December 31, 2009.

Key factors affecting the results of our Consumer Banking business for 2009, compared with 2008 included the following:

•
Net Interest Income:  Our Consumer Banking business experienced an increase in net interest income of $243 million, or 8%, in 2009, primarily attributable to the acquisition of the Chevy Chase Bank portfolio in the first quarter of 2009.

•	Non-Interest Income: Non-interest income increased by $26 million, or 4%, in 2009, primarily driven by the acquisition of the Chevy Chase Bank portfolio in the first quarter of 2009.

•
Provision for Loan and Lease Losses:  The provision for loan and lease losses declined by $658 million, or 43%, in 2009.  The decrease was primarily driven by reduced losses and shrinkage in our auto loan business, partially offset by allowance builds in the retail banking and home loan businesses.

•
Non-Interest Expense: Non-interest expense decreased by $530 million, or 16%, in 2009. Excluding the impact of goodwill impairment of $811 million recognized in 2009, non-interest expense increased by $281 million over 2008.  This increase was driven by incremental operating costs from the Chevy Chase acquisition and increased loan workout and mitigation costs in the home loan business, which was partially offset by a significant decrease in marketing expenditures.

•
Total Loans:  Period-end loans in the Consumer Banking business increased by $1.0 billion, or 3%, to $38.2 billion as of December 31, 2009, primarily due to the acquisition of the Chevy Chase mortgage portfolio.

•	Deposits: Period-end deposits increased by $12.4 billion, or 20%, to $74.1 as of December 31, 2009, primarily due to the acquisition of Chevy Chase Bank.

•
Charge-off and Delinquency Statistics:  The improvement in the net charge-off rate of 2.74% in 2009, compared with 3.09% in 2008 was primarily driven by more positive credit performance in the auto business resulting from a larger proportion of higher quality loans originated in 2008 and 2009 and improvements in auto auction recovery price.  The 30+ day performing delinquency rate also declined to 5.06% as of December 31, 2009, from 6.31% as of December 31, 2008.

Commercial Banking Business

Our Commercial Banking business generated income of $160 million in 2010, compared with a loss of $213 million in 2009 and income of $254 million in 2008.  The primary sources of revenue for our Commercial Banking business are net interest income and non-interest income from customer fees.  Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9:  Commercial Banking Business Results

				Change
	Year Ended December 31,			2010 vs.		2009 vs.
(Dollars in millions)	2010	2009	2008	2009		2008
Selected income statement data:
Net interest income	$1,292	$1,144	$962	13%		19%
Non-interest income	181	172	144	5		19
Total revenue	1,473	1,316	1,106	12		19
Provision for loan and lease losses	429	983	234	(56)		320
Non-interest expense	796	661	481	20		37
Income from continuing operations before income taxes	248	(328)	391	176		(184)
Income tax provision	88	(115)	137	177		(184)
Income from continuing operations, net of tax	$160	$(213)	$254	175%		(184)%
Selected metrics:
Average loans held for investment:
Commercial and multifamily real estate	$13,497	$13,858	$12,830	(3)%		8%
Middle market	10,353	10,098	9,172	3		10
Specialty lending	3,732	3,567	3,596	5		(1)
Total commercial lending	27,582	27,523	25,598	**		8
Small-ticket commercial real estate	1,994	2,491	3,115	(20)		(20)
Total commercial banking	$29,576	$30,014	$28,713	(1)%		5%
Average yield on loans held for investment	5.06%	5.02%	5.89%	4	bps	(87	)bps
Average deposits	$22,186	$17,572	$16,554	26%		6%
Average deposit interest rate	0.69%	0.81%	1.77%	(12)	bps	(96	)bps
Core deposit intangible amortization	$55	$43	$39	28%		10%
Net charge-off rate(1)	1.32%	1.45%	0.29%	(13	)bps	116	bps

	December 31,
(Dollars in millions)	2010	2009	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$13,396	$13,843	(3)%
Middle market	10,484	10,062	4
Specialty lending	4,020	3,555	13
Total commercial lending	27,900	27,460	2
Small-ticket commercial real estate	1,842	2,153	(14)
Total commercial banking	$29,742	$29,613	**
Nonperforming loans as a percentage of loans held for investment(2)	1.66%	2.37%	(71	)bps
Nonperforming asset rate(2)	1.80	2.52	(72)
Allowance for loan and lease losses	$826	$785	5%
Period-end deposits	22,630	20,480	10
_______________
**	Change is less than one percent.
(1)
Average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.35% and 1.48% in 2010 and 2009, respectively.

(2)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratio, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 1.69% and 2.43% as of December 31, 2010 and 2009, respectively.  The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.83% and 2.62% as of December 31, 2010 and 2009, respectively.

Key factors affecting the results of our Commercial Banking business for 2010, compared with 2009 included the following:

•
Net Interest Income: Our Commercial Banking business experienced an increase in net interest income of $148 million, or 13%, in 2010.  The increase was driven by strong deposit growth, improved deposit spreads resulting from repricing of higher rate deposits to lower rates in response to the overall lower interest rate environment, and higher average loan yields driven by wider spreads on new originations.

•
Non-Interest Income:  Non-interest income increased by $9 million, or 5%, in 2010 to $181 million, largely attributable to growth in fees in the middle market segment, which was partially offset by a loss on the disposition of a legacy portfolio of small-ticket commercial real estate loans.

•
Provision for Loan and Lease Losses:  The provision for loan and lease losses decreased by $554 million in 2010, to $429 million. The substantial reduction in the provision was attributable to improvements in charge-off and nonperforming loan rates throughout the year, which resulted in a reduction in our allowance build.  We recorded an allowance build of $41 million in 2010, compared with an allowance build of $484 million in 2009.

•
Non-Interest Expense: Non-interest expense increased by $135 million, or 20%, in 2010 to $796 million. The increase was attributable to higher loan workout expenses and losses related to REO, combined with increases in core deposit intangible amortization expense, integration costs related to the Chevy Chase Bank acquisition and expenditures related to risk management activities and enhancing our infrastructure.

•
Total Loans: Period-end loans in the Commercial Banking business increased by $129 million, or less than 1%, to $29.7 billion as of December 31, 2010. The slight increase was due to modest loan growth, which was partially offset by the disposition of the legacy portfolio of small-ticket commercial real estate loans.

•	Deposits:Period-end deposits increased by $2.1 billion, or 10%, to $22.6 billion as of December 31, 2010, driven by our increased effort to build and expand commercial relationships.

•
Charge-off and Nonperforming Loan Statistics: Credit metrics in our Commercial Banking business remain elevated, but have significantly improved since the second half of 2009 as a result of the improved economic environment and our risk management activities. The net charge-off rate decreased to 1.32% in 2010, from 1.45% in 2009.  The nonperforming loan rate declined to 1.66% as of December 31, 2010, from 2.37% as of December 31, 2009.

Key factors affecting the results of our Commercial Banking business for 2009, compared with 2008 included the following:

•	Net Interest Income: Net interest income increased by $182 million, or 19%, in 2009, largely driven by reduced interest expense on deposits that more than offset the impact of reduced loan margins.

•
Non-Interest Income:  Non-interest income increased by $28 million, or 19%, to $172 million, primarily driven by the acquisition of Chevy Chase Bank, and growth in treasury management, public finance and investment banking fees.

•
Provision for Loan and Lease Losses:  The provision for loan and lease losses increased by $749 million to $983 million in 2009.  The increase was driven by higher charge offs as well as higher loan loss allowance build as the credit environment deteriorated in 2009.

•
Non-Interest Expense:  Non-interest expense increased by $180 million, or 37%, in 2009 to $661 million.  The increase in expense was largely driven by increases in associates and related salaries and benefits as part of our efforts to enhance our infrastructure and restructure our operating model.  In addition, we incurred increased costs related to loan workout and loss mitigation activities due to an increase in problem loans resulting from the severe economic downturn.

•
Total Loans: Period-end loans in the Commercial Banking business increased by $235 million, or 1%, to $29.6 billion as of December 31, 2009.  The increase was primarily due to the acquisition of the Chevy Chase Bank commercial loan portfolio.

•
Deposits:  Period-end deposits increased by $4.0 billion, or 24%, to $20.5 billion as of December 31, 2009. The increase was mainly due to the acquisition of Chevy Chase Bank and our strategy to leverage our bank outlets to attract lower cost funding sources.

•
Charge-off and Nonperforming Loan Statistics:  Credit metrics deteriorated throughout much of 2009 due to the severe economic downturn, which resulted in rising unemployment and significant declines in property values.    The net charge-off rate rose to 1.45% in 2009, from 0.29% in 2008, and the nonperforming loan rate increased to 2.37% as of December 31, 2009, from 1.66% as of December 31, 2008.

CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $197.5 billion as of December 31, 2010, after taking into consideration the $41.9 billion of assets added to our balance sheet on January 1, 2010 as a result of the adoption of the new consolidation accounting standards, decreased by $27.9 billion, or 8%, during 2010. Total liabilities of $171.0 billion as of December 31, 2010, after taking into consideration the $44.3 billion of securitization debt added to our balance sheet on January 1, 2010 as a result of the adoption of the new consolidation standards, decreased by $16.4 billion, or 12%, during 2010. Our stockholders’ equity, after taking into account the cumulative effect after-tax charge of $2.9 billion to retained earnings on January 1, 2010 from the adoption of the new consolidation accounting standards, increased by $2.8 billion during 2010, to $26.5 billion as of December 31, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $2.7 billion in 2010.

Following is a discussion of material changes in the major components of our assets and liabilities during 2010.

Investment Securities

Our investment securities portfolio, which had a fair value of $41.5 billion and $38.9 billion, as of December 31, 2010 and 2009, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans and home equity lines of credit; municipal securities; and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 70% of our total investment securities portfolio as of December 31, 2010, compared with 75% as of December 31, 2009.

All of our investment securities were classified as available for sale as of December 31, 2010 and reported in our consolidated balance sheet at fair value.  Table 10 presents the amortized cost and fair value for the major categories of our investment securities as of December 31, 2010, 2009 and 2008.

Table 10: Investment Securities

	December 31,
	2010		2009				2008
	Amortized	Fair	Amortized		Fair		Amortized	Fair
(Dollars in millions)	Cost	Value	Cost		Value		Cost	Value
U.S. Treasury debt obligations	$373	$386	$379		$392		$201	$223
U.S. Agency debt obligations(1)	301	314	455		477		1,348	1,387
Collateralized mortgage obligations (“CMO”):
Agency(2)	12,303	12,566	8,174		8,300		9,086	9,176
Non-agency	1,091	1,019	1,608		1,338		2,530	1,926
Total CMOs	13,394	13,585	9,782		9,638		11,616	11,102
Mortgage-backed securities (“MBS”):
Agency(2)	15,721	15,983	19,429		19,858		12,763	12,890
Non-agency	735	681	1,011		826		1,254	823
Total MBS	16,456	16,664	20,440		20,684		14,017	13,713
Asset-backed securities(3)	9,901	9,966	7,043		7,192		4,433	4,096
Other securities(4)	563	622	440		447		496	482
Total securities available for sale	$40,988	$41,537	$38,539		$38,830		$32,111	$31,003
Securities held to maturity:
Total securities held to maturity	$—	$—	$80	(5)	$80	(5)	$—	$—
______________
(1)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $200 million and $454 million, as of December 31, 2010 and 2009, respectively, and fair values of $213 million and $476 million, as of December 31, 2010 and 2009, respectively.

(2)
Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized costs of $17.1 billion, $8.1 billion and $2.9 billion, respectively, and fair values of $17.3 billion, $8.3 billion and $3.0 billion, respectively, as of December 31, 2010. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of December 31, 2010.

(3)
Consists of securities collateralized by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans and home equity lines of credit. The distribution among these asset types was approximately 77.8% credit card loans, 6.7% auto loans, 7.2% student loans, 5.6% auto dealer floor plan inventory loans, 2.5% equipment loans and 0.2% home equity lines of credit as of December 31, 2010. In comparison, the distribution was approximately 76.3% credit card loans, 14.0% auto loans, 6.9% student loans, 1.7% auto dealer floor plan inventory loans, 0.8% equipment loans and 0.3% home equity lines of credit as of December 31, 2009. Approximately 90% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of December 31, 2010, compared with 84% as of December 31, 2009.

(4)	Consists of municipal securities and equity investments, primarily related to CRA activities.
(5)	Consists of negative amortization mortgage-backed securities.

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $830 million and gross unrealized losses of $281 million on available-for sale securities as of December 31, 2010, compared with gross unrealized gains of $840 million and gross unrealized losses of $549 million as of December 31, 2009.  The decrease in gross unrealized losses in 2010 was primarily driven by a tightening of credit spreads, attributable to the improvement in credit performance and increased liquidity, and lower interest rates.  Of the $281 million gross unrealized losses as of December 31, 2010, $137 million related to securities that had been in a loss position for more than 12 months.

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

Other-than-temporary impairment is recognized in earnings if one of the following conditions exists: (1) a decision to sell the security has been made; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) the amortized cost basis is not expected to be recovered. If, however, we have not made a decision to sell the security and we do not expect that we will be required to sell prior to recovery of the amortized cost basis, only the credit component of other-than-temporary impairment is recognized in earnings. The noncredit component is recorded in AOCI. The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted based on the original yield, while the noncredit component is the remaining difference between the security’s fair value and amortized cost.

We recognized net OTTI on debt securities of $65 million, $32 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively, due in part to deterioration in the credit performance of certain securities resulting from the continued weaknesses in the housing market, high unemployment, and our decision to sell certain other securities before recovery of the impairment amount.

We provide additional information on our available-for-sale securities in “Note 4—Investment Securities.”

Total Loans

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts. Prior to our January 1, 2010 adoption of the new consolidation standards, a portion of our managed loans were accounted for as off-balance sheet. Loans underlying our securitization trusts are now reported on our consolidated balance sheets in restricted loans for securitization investors. Table 11 presents the composition of our total loan portfolio, by business segments, as of December 31, 2010 and 2009.

Table 11: Loan Portfolio Composition

	December 31,
	2010		2009
(Dollars in millions)	Reported On-Balance Sheet	% of Total Loans	Reported On-Balance Sheet	Off-Balance Sheet	Total Managed	% of Total Loans
Credit Card business:
Credit card loans:
Domestic credit card loans	$50,170	39.8%	$13,374	$39,827	$53,201	38.9%
International credit card loans	7,513	6.0	2,229	5,951	8,180	6.0
Total credit card loans	57,683	45.8	15,603	45,778	61,381	44.9
Installment loans:
Domestic installment loans	3,679	2.9	6,693	406	7,099	5.2
International installment loans	9	—	44	—	44	—
Total installment loans	3,688	2.9	6,737	406	7,143	5.2
Total credit card	61,371	48.7	22,340	46,184	68,524	50.1
Consumer Banking business:
Automobile	17,867	14.2	18,186	—	18,186	13.3
Home loans	12,103	9.6	14,893	—	14,893	10.9
Other retail	4,413	3.5	5,135	—	5,135	3.7
Total consumer banking	34,383	27.3	38,214	—	38,214	27.9
Commercial Banking business:
Commercial and multifamily real estate(1)	13,396	10.6	13,843	—	13,843	10.1
Middle market	10,484	8.3	10,062	—	10,062	7.4
Specialty lending	4,020	3.2	3,555	—	3,555	2.6
Total commercial lending	27,900	22.1	27,460	—	27,460	20.1
Small-ticket commercial real estate	1,842	1.5	2,153	—	2,153	1.6
Total commercial banking	29,742	23.6	29,613	—	29,613	21.7
Other:
Other loans	451	0.4	452	—	452	0.3
Total	$125,947	100.0%	$90,619	$46,184	$136,803	100.0%
____________
(1)	Includes construction and land development loans totaling $2.4 billion and $2.5 billion as of December 31, 2010 and 2009, respectively.

Our total reported loans declined by $10.9 billion, or 8.0%, during the year ended December 31, 2010 to $125.9 billion as of December 31, 2010, from managed loans of $136.8 billion as of December 31, 2009. The decline was primarily due to the run-off of loans in businesses that we either exited or repositioned early in the economic recession, elevated charge-offs and weak consumer demand. The run-offs are related to installment loans included in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. Additionally, the decline was attributable to the sale of a portion of the small-ticket commercial real estate loan portfolio in 2010. The decline was partially offset by the acquisition of the $807 million legacy Sony Card portfolio in the third quarter of 2010.

Table 12 presents a schedule of our loan maturities as of December 31, 2010.

Table 12: Reported Loan Maturity Schedule

	December 31, 2010
(Dollars in millions)	Amounts Due One Year or Less	Amounts Due After One Year Through Five Years	Amounts Due After Five Years	Total
Fixed rate:
Credit card(1)	$4,146	$12,644	$164	$16,954
Consumer	935	16,191	10,317	27,443
Commercial	2,945	8,526	4,315	15,786
Other	27	10	105	142
Total fixed-rate loans	8,053	37,371	14,901	60,325

Variable rate:
Credit card(1)	44,417	-	-	44,417
Consumer	6,408	493	39	6,940
Commercial	12,483	1,407	66	13,956
Other	253	46	10	309
Total variable-rate loans	$63,561	$1,946	$115	$65,622
Total	$71,614	$39,317	$15,016	$125,947

(1)
Due to the revolving nature of credit card loans, we report all variable-rate credit card loans as due in one year or less.  We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less.  We assume that our remaining fixed-rate credit card loans will mature within one to three years

We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom. The Credit Card segment accounted for $61.4 billion, or 49% of our total loan portfolio as of December 31, 2010, compared with 50% as of December 31, 2009. Because of the diversity of our credit card products and national marketing approach, no single geographic concentration exists within the credit card portfolio. Table 13 displays the geographic concentration of our credit card loan portfolio as of December 31, 2010 and 2009.

Table 13: Credit Card Concentrations (Managed)

	December 31,
	2010		2009
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Domestic card:
California	$6,242	10.2%	$7,192	10.5%
Texas	3,633	5.9	4,097	6.0
New York	3,599	5.8	3,917	5.7
Florida	3,298	5.4	3,759	5.5
Illinois	2,403	3.9	2,653	3.9
Pennsylvania	2,389	3.9	2,641	3.8
Ohio	2,109	3.4	2,384	3.5
New Jersey	1,971	3.2	2,146	3.1
Michigan	1,716	2.8	1,989	2.9
Other	26,489	43.2	29,522	43.1
Total domestic card	$53,849	87.7%	$60,300	88.0%
International card:
United Kingdom	$4,102	6.7%	$4,717	6.9%
Canada	3,420	5.6	3,507	5.1
Total international card	$7,522	12.3%	$8,224	12.0%
Total credit card	$61,371	100.0%	$68,524	100.0%
Consumer Banking represented $34.4 billion, or 27% of our loan portfolio as of  December 31, 2010, down from 28% as of Decemberr 31, 2009. The automobile portfolio was originated primarily on a national basis, with additional originations through the retail branch network. It is well diversified with some concentration in Texas, California and Louisiana. The home loan portfolio is concentrated in New York, California and Louisiana which reflects the characteristics of the legacy Hibernia, North Fork and Chevy Chase Bank portfolios that comprise the majority of our home loans. Other retail lending includes our branch and banker based small business loans as well as other consumer lending products originated through the branch network. These portfolios are concentrated in our retail branch geographies. See “Table 14—Consumer Banking Concentrations (Managed)” for further details.

Table 14: Consumer Banking Concentrations (Managed)

	December 31,
	2010		2009
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Auto:
Texas	$3,161	9.2%	$2,901	7.6%
California	1,412	4.1	1,675	4.4
Louisiana	1,334	3.9	1,393	3.6
Florida	954	2.8	1,073	2.8
Georgia	908	2.6	841	2.2
New York	894	2.6	919	2.4
Illinois	843	2.5	789	2.1
Other	8,361	24.3	8,595	22.5
Total auto	$17,867	52.0%	$18,186	47.6%
Home loan:
New York	$2,381	6.9%	$2,907	7.6%
California	2,315	6.7	2,814	7.4
Louisiana	1,836	5.4	2,226	5.8
Maryland	938	2.7	1,033	2.7
Virginia	809	2.4	989	2.6
New Jersey	698	2.0	859	2.3
Other	3,126	9.1	4,065	10.6
Total home loan	$12,103	35.2%	$14,893	39.0%
Retail banking:
Louisiana	$1,754	5.1%	$2,065	5.4%
Texas	1,125	3.3	1,366	3.6
New York	909	2.6	981	2.6
New Jersey	357	1.0	382	1.0
Maryland	89	0.3	135	0.3
Virginia	52	0.2	151	0.4
Other	127	0.3	55	0.1
Total retail banking	$4,413	12.8%	$5,135	13.4%
Total consumer banking	$34,383	100.0%	$38,214	100.0%

Commercial Banking represented $29.7 billion, or 24%, of our loan portfolio as of December 31, 2010, up from 22% as of December 31, 2009. We operate our Commercial Banking business primarily in the geographies in which we maintain retail bank branches. As a result, most of the portfolio is located in New York, Louisiana and Texas, our largest retail banking markets. Our small-ticket commercial real estate portfolio was originated on a national basis through a broker network and is in run-off mode. See “Table 15—Commercial Banking Concentrations” for further details.

Table 15: Commercial Banking Concentrations (Managed)

	December 31,
	2010		2009
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Commercial lending:
New York	$11,997	40.3%	$12,566	42.5%
Texas	2,990	10.1	2,785	9.4
Louisiana	2,968	10.0	3,592	12.1
New Jersey	2,149	7.2	2,253	7.6
Massachusetts	800	2.7	619	2.1
Maryland	646	2.2	509	1.7
California	598	2.0	571	1.9
Other	5,752	19.3	4,565	15.4
Total commercial lending	$27,900	93.8%	$27,460	92.7%
Small-ticket commercial real estate:
New York	$751	2.5%	$864	2.9%
California	402	1.4	468	1.6
Massachusetts	146	0.5	165	0.6
New Jersey	102	0.3	123	0.4
Florida	76	0.3	94	0.3
Other	365	1.2	439	1.5
Total small-ticket commercial real estate	$1,842	6.2%	$2,153	7.3%
Total commercial banking	$29,742	100.0%	$29,613	100.0%

Credit Performance

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance, commercial loans. High unemployment, the decline in home prices and other weak economic conditions resulting from the recent recession adversely affected the ability of consumers and businesses to meet their debt obligations and resulting in deterioration across all of our loan portfolios in 2009. As economic conditions began to improve in 2010, credit performance across our loan categories began to improve and stabilize.  We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 5—Loans” for additional details.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer's billing statement. Table 16 below compares 30+ day performing loan delinquency rates, by loan category, as of December 31, 2010 and 2009. This table excludes delinquent loans classified as nonperforming. The delinquency rates presented are calculated, by loan category, based on our total loan portfolio. Our total loan portfolio consists of loans recorded on our balance sheet, which includes loans acquired from Chevy Chase Bank, and loans held in our securitization trusts, which we previously referred to as our “managed” loan portfolio. Loans acquired from Chevy Chase Bank were recorded at fair value at acquisition. Because the fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, we do not report these loans as delinquent unless they do not perform in accordance with our expectations as of the purchase date.

Table 16:  30+ Day Performing Delinquencies

	December 31,
	2010		2009
(Dollars in millions)	Amount	Rate	Amount	Rate
Credit Card business:
Domestic credit card and installment	$2,200	4.09%	$3,487	5.78%
International credit card and installment	432	5.75	539	6.55
Total credit card	2,632	4.29	4,026	5.88
Consumer Banking business:
Automobile	1,355	7.58	1,681	9.24
Home loans(1)	77	0.64	188	1.26
Retail banking(1)	41	0.93	63	1.23
Total consumer banking(1)	1,473	4.28	1,932	5.06
Commercial Banking business:
Commercial and multifamily real estate(1)	147	1.10	84	0.61
Middle market(1)	28	0.27	46	0.46
Specialty lending	33	0.81	60	1.69
Small-ticket commercial real estate	95	5.17	121	5.59
Total commercial banking(1)	303	1.02	311	1.05
Other:
Other loans	22	4.75	53	11.60
Total	$4,430	3.52%	$6,322	4.62%
______________
(1)
The 30+ day performing delinquency rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loans, retail banking, total consumer banking, commercial and multifamily real estate, middle market, and total commercial banking was 1.06%, 0.97%, 5.35%, 1.12%, 0.28% and 1.04%, respectively, as of December 31, 2010, compared with 2.18%, 1.30%, 6.56%, 0.63%, 0.47% and 1.08%, respectively, as of December 31, 2009.

Delinquency rates for all loan categories, except commercial and multifamily real estate, showed signs of improvement during 2010, reflecting positive trends in credit conditions. In addition, the diminishing initial adverse impact from the pricing changes we made during 2009 contributed to a reduction in the delinquency rate for domestic credit cards.

Table 17 presents an aging of 30+ day performing delinquent loans included in the above table.   All loans included are on accrual status.

Table 17:  Aging of 30+ Day Performing Delinquent Loans

	December 31,
	2010		2009		2008
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loan portfolio	$125,947	100.00%	$136,803	100.00%	$146,937	100.00%
Delinquency status:
30 – 59 days	$1,968	1.56%	$2,623	1.92%	$2,987	2.03%
60 – 89 days	1,064	0.84	1,576	1.15	1,582	1.08
90 – 119 days	559	0.44	895	0.65	817	0.60
120 – 149 days	446	0.35	660	0.48	569	0.39
150 + days	393	0.31	568	0.42	476	0.32
Total	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%
Geographic region:
Domestic	$3,998	3.38%	$5,783	4.23%	$5,915	4.03%
International	432	5.75	539	6.55	516	5.92
Total	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%

90+ day performing delinquent loans(1)	$1,398	1.11%	$2,123	1.55%	$1,862	1.27%
____________
(1)
Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. In accordance with our finance charge and fee revenue recognition policy, amounts billed but not included in revenue totaled $950 million, $2.1 billion and $1.9 billion in 2010, 2009 and 2008, respectively. Credit card loans 90 days or greater past due which continue to accrue interest totaled $1.4 billion, $2.1 billion and $1.9 billion as of December 31, 2010, 2009 and 2008, respectively.

Table 18 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of December 31, 2010 and 2009. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by The Federal Financial Institutions Examination Council (“FFIEC”),  we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 18:  90+ Days Delinquent Loans Accruing Interest

	December 31,
	2010		2009
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:
Credit card	$1,379	1.10%	$2,054	1.50%
Consumer	5	—	58	0.04
Commercial	14	0.01	11	0.01
Total	$1,398	1.11%	$2,123	1.55%
Geographic region:
Domestic	$1,195	0.95%	$1,838	1.34%
International	203	0.16	285	0.21
Total	$1,398	1.11%	$2,123	1.55%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and foreclosed property and repossessed assets.  Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty.  We do not report loans accounted for under the fair value option and loans held for sale as nonperforming.

Our policies for classifying loans as nonperforming, by loan category, are as follows:

•
Credit card loans:  As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off.  When we do not expect full payment of billed finance charges and fees, we reduce the balance of the credit card account by the estimated uncollectible portion of any billed finance charges and fees and exclude this amount from revenue.

•
Consumer loans: We classify other non-credit card consumer loans as nonperforming at the earlier of the date when we determine that the collectability of interest or principal on the loan is not reasonably assured or when the loan is 90 days past due for automobile and mortgage loans, 180 days past due for unsecured small business revolving lines of credit and 120 days past due for all other non-credit card consumer loans, including installment loans.

•
Commercial loans: We classify commercial loans as nonperforming at the earlier of the date we determine that the collectability of interest or principal on the loan is not reasonably assured or the loan is 90 days past due.

•
Modified loans and troubled debt restructurings:  Modified loans, including TDRs, that are current at the time of the restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming and placed on nonaccrual status until the borrower demonstrates a sustained period of performance over several payment cycles, generally six months of consecutive payments, under the modified terms of the loan.

•
Purchased credit-impaired loans:  PCI loans primarily include loans acquired from Chevy Chase Bank, which we recorded at fair value at acquisition.  Because the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, our subsequent accounting for PCI loans differs from the accounting for non-PCI loans.  We therefore separately track and report PCI loans and exclude these loans from our delinquency and nonperforming loan statistics.

Table 19 presents comparative information on nonperforming loans, by loan category, as of December 31, 2010 and 2009, and the ratio of nonperforming loans to our total loans. Nonperforming loans held for sale are excluded from nonperforming loans, as they are recorded at lower of cost or fair value.

Table 19:  Nonperforming Loans and Other Nonperforming Assets(1)(2)

	December 31,
	2010		2009
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Automobile	$99	0.55%	$143	0.79%
Home loan	486	4.01	323	2.17
Other retail	91	2.07	87	1.69
Total consumer banking	676	1.97	553	1.45
Commercial Banking business:
Commercial and multifamily real estate	276	2.06	429	3.10
Middle market	133	1.27	104	1.03
Specialty lending	48	1.20	74	2.08
Total commercial lending	457	1.64	607	2.21
Small-ticket commercial real estate	38	2.04	95	4.41
Total commercial banking	495	1.66	702	2.37
Other:
Other loans	54	12.12	34	7.52
Total nonperforming loans held for investment(3)	$1,225	0.97%	$1,289	0.94%
Other nonperforming assets:
Foreclosed property(4)	$306	0.24%	$234	0.17%
Repossessed assets	20	0.02	24	0.02
Total other nonperforming assets	326	0.26	258	0.19
Total nonperforming assets	$1,551	1.23%	$1,547	1.13%

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Interest income related to nonperforming loans:
Interest income forgone (5)	$47	$44	$25
Interest income recognized for the period (6)	35	46	39
____________
(1)
The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans in each loan category divided by the total outstanding unpaid principal balance of loans held for investment in each loan category. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(2)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank.  However, we do not report loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank, for commercial and multifamily real estate, middle market, total commercial banking, home loans, retail banking, total consumer banking, and total nonperforming loans held for investment were 2.11%, 1.30%, 1.69%, 6.67%, 2.16%, 2.30% and 1.02%, respectively, as of December 31, 2010, compared with 3.18%, 1.07%, 2.43%, 3.75%, 1.78%, 1.75%, and 0.99%, respectively, as of December 31, 2009. The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 1.29% and 1.19% as of December 31, 2010 and 2009, respectively.

(3)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 1.90% and 1.89% as of December 31, 2010 and 2009, respectively.
(4)	Includes $201 million and $154 million of foreclosed properties related to loans acquired from Chevy Chase Bank, as of December 31, 2010 and 2009, respectively.
(5)
Forgone interest income represents the amount of interest income that would have been recorded during the year for nonperforming loans as of the end of the year had the loans performed according to their contractual terms.

(6)	Represents interest income recognized during the year for on-balance sheet loans classified as nonperforming as of the end of each year.

The increase in our nonperforming loan ratio to 0.97% as of December 31, 2010, from 0.94% as of December 31, 2009 was primarily attributable to the weak economy, decline in property values and high unemployment, which continued to have an adverse impact on our commercial and home loan portfolios.

Total nonperforming loans included TDRs totaling $96 million and $20 million as of December 31, 2010 and 2009, respectively.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs.  Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans, which varies based on the loan type, is presented below.

•
Credit card loans:  We generally charge-off credit card loans when the account is 180 days past due from the statement cycle date. Credit card loans in bankruptcy are charged-off within 30 days of receipt of a complete bankruptcy notification from the bankruptcy court, except for U.K. credit card loans, which are charged-off within 60 days.  Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.

•
Consumer loans: We generally charge-off consumer loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for mortgage loans and unsecured small business lines of credit and 120 days for auto and other non-credit card consumer loans.  We calculate the charge-off amount for mortgage loans based on the difference between our recorded investment in the loan and the fair value of the underlying property and estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for declines in home values below our initial fair value and selling cost estimate at the date mortgage loans are charged-off.  Consumer loans in bankruptcy, except for auto and mortgage loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court.  Auto and mortgage loans in bankruptcy are charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date or in the period the loan becomes 120 days past due for auto loans and 180 days past due for mortgage loans regardless of the bankruptcy notification date. Consumer loans of deceased account holders are charged-off within 60 days of receipt of notification.

•	Commercial loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•
Purchased credit-impaired loans:  We do not record charge-offs on purchased-credit impaired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component.  We record charge-offs on purchased credit-impaired loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

Table 20 presents our net charge-off amounts and rates, by business segment, for the years ended December 31, 2010 and 2009.  We provide additional information on the amount of charge-offs by loan category below in Table 22.

Table 20: Net Charge-Offs(1)

	Year Ended December 31,
(Dollars in millions)	2010		2009			2008
Managed;	Amount	Rate(2)	Amount		Rate(2)	Amount	Rate(2)
Credit card	$5,505	8.79%	$6,688		9.15%	$4,956	6.26%
Consumer banking(3)(4)	655	1.82	1,094		2.74	1,218	3.09
Commercial banking(3)(4)	390	1.32	434		1.45	83	0.29
Other	107	21.18	205	(5)	37.11	168	30.87
Total company(4)	$6,657	5.18%	$8,421		5.87%	$6,425	4.35%
Average loans held for investment(6)	$128,622		$143,514			$147,812
Reported:
Total company charge-offs	6,651	5.18%	4,568		4.58%	3,478	3.51%
Average loans heid for investments(6)	128,526		99,787			98,971
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
(4)
The average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. Our total net charge-off rate, excluding the impact of acquired Chevy Chase Bank loans, was 5.44% and 6.09% for the years ended December 31, 2010 and 2009, respectively.

(5)	During the first quarter of 2009, loans acquired from Chevy Chase Bank were included in the “Other” category.
(6)
The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $6.3 billion and $6.8 billion for the years ended December 31, 2010 and 2009, respectively.

The overall decrease in net charge-offs in 2010 from 2009 reflects the ongoing improvement in credit performance since the end of 2009, as well as declining loan balances.  The overall increase in net charge-offs in 2009 from 2008 was predominately due to the continued economic downturn, which persisted in 2009.

Loan Modifications and Restructurings

As part of our customer retention efforts, we may modify loans for certain borrowers who have demonstrated performance under the previous terms.  As part of our loss mitigation efforts, we may make loan modifications to a borrower experiencing financial difficulty that are intended to minimize our economic loss and avoid the need for foreclosure or repossession of collateral.  We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to improve the long-term collectability of the loan.  Our most common types of modifications include a reduction in the borrower’s initial monthly or quarterly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both.  These modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.  In some cases, we may curtail the amount of principal owed by the borrower.  Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as troubled debt restructurings (“TDRs”).

Table 21 presents the unpaid principal balance as of December 31, 2010 and 2009 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs.  Table 21 excludes acquired loans from Chevy Chase Bank that were restructured prior to acquisition, which we track and report separately below under "Purchased Credit - Impaired Loans."

Table 21: Loan Modifications and Restructurings(1)

	December 31,
(Dollars in millions)	2010	2009
Modified and restructured loans:
Credit card(2)	$912	$678
Home loans	57	10
Commercial retail and multifamily real estate	153	41
Other retail	23	4
Total	$1,145	$733
Status of modified and restructured loans:
Performing	$1,049	$713
Nonperforming	96	20
Total	$1,145	$733
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

The outstanding balance of loan modifications made to assist borrowers experiencing financial difficulties increased to $1.1 billion as of December 31, 2010, from $733 million as December 31, 2009.  Of these modifications, approximately $96 million, or 8%, were classified as nonperforming as of December 31, 2010, compared with $20 million, or 3%, as of December 31, 2009.

Credit card loan modifications have accounted for the substantial majority of our loan modifications, representing $912 million, or 80%, of the outstanding balance of total modified loans as of December 31, 2010, and $678 million, or 92%, of the outstanding balance of total modified loans as of December 31, 2009.  The vast majority of our credit card loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.  In all cases, we cancel the customer’s available line of credit on the credit card.  If the cardholder does not comply with the modified payment terms, then the credit card loan agreement will revert back to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency “bucket.”  The loan amount may then be charged-off in accordance with our standard charge-off policy.

We typically measure the re-performance rate of modified credit card loans over a 5-year period. Five years after starting a credit card modification, approximately 84% of the balances of modified loans are paid off in full and approximately 16% are charged-off.  Based on our experience to date, we believe that credit losses are lower for credit card loans that have been modified than those of similar accounts that were not modified. We therefore plan to ramp up our short-term credit card loan modification programs and continue our long-term programs.

Mortgage loan modifications represented $57 million, or 5%, of the outstanding balance of total modified loans as of December 31, 2010, compared with $10 million, or 1%, of the outstanding balance of total modified loans as of December 31, 2009. Approximately 76% of our modified mortgage loans include reduction in the contractual interest rate, approximately 17% include a term extension and approximately 5% include a principal reduction.  The majority of our modified mortgage loans involve a combination of an interest rate reduction, term extension or principal reduction.  Because many of the mortgage loan modification programs have been recently launched and we have had a limited number of modifications under these programs, we do not have sufficient history to fully assess the long-term performance of modified mortgage loans.  Of the modified mortgage loans outstanding as of December 31, 2010, approximately 27% were 90 days or more delinquent.

Commercial loan modifications represented $153 million, or 13%, of the outstanding balance of total modified loans as of December 31, 2010, compared with $41 million, or 6%, of the outstanding balance of total modified loans as of December 31, 2009.  The vast majority of modified commercial loans include a reduction in interest rate or a term extension.  Because we have had only a limited number of commercial loan modifications and the structure of each loan varies, the ultimate success of our commercial loan modifications is uncertain. Of the modified commercial loans outstanding as of December 31, 2010, approximately 22% were 90 days or more delinquent.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance commercial nonperforming loans and TDR loans.  We do not report nonperforming consumer loans that have not been modified in a TDR as individually impaired, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance.  Held for sale loans are also not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude loans acquired from Chevy Chase Bank because these loans were recorded at fair value upon acquisition and loans held for sale because these loans are recorded at lower of cost or fair value.

Impaired loans, including TDRs, totaled $1.5 billion as of December 31, 2010, compared with $1.0 billion as of December 31, 2009. TDRs accounted for $1.1 billion and $733 million of impaired loans as of December 31, 2010 and 2009, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Purchased Credit-Impaired Loans

Purchased credit-impaired loans decreased to $4.2 billion as of December 31, 2010, from $5.3 billion as of December 31, 2009. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. However, we regularly update the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics.  If we determine that it is probable that the amount of expected cash flows for any pool is less than our recorded investment, we would recognize impairment through our provision for loan and lease losses. During 2010, we recorded impairment of $33 million related to certain loan pools.  The credit performance of the remaining pools has generally been in line with or, in some instances, better than we originally expected at the acquisition date. As a result, we reclassified $311 million from the nonaccretable difference to accretable yield during 2010. This increase in accretable yield will be recognized in interest income over the remaining life of these loans. We provide additional information on the loans acquired from Chevy Chase Bank in “Note 5—Loans.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held-for-investment portfolio as of each balance sheet date.  We do not maintain an allowance for held-for-sale loans or purchased-credit impaired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component.  The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs.  The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs.   Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added.  We describe our process for determining our allowance for loan and lease losses in “Note 1—Summary of Significant Accounting Policies.”

Table 22, which displays changes in our allowance for loan and lease losses for the years ended December 31, 2010, 2009 and 2008, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 22: Summary of Reported Allowance for Loan and Lease Losses

	December 31,
(Dollars in millions)	2010	2009	2008
Balance at beginning of period, as reported	$4,127	$4,524	$2,963
Impact from January 1, 2010 adoption of new consolidation accounting standards	4,317 (1)	—	—
Balance at beginning of period, as adjusted	$8,444	$4,524	$2,963
Provision for loan and lease losses	3,907	4,230	5,101
Charge-offs:
Credit Card business:
Domestic credit card and installment	(6,020)	(3,050)	(2,244)
International credit card and installment	(761)	(284)	(255)
Total credit card	(6,781)	(3,334)	(2,499)
Consumer Banking business:
Automobile	(672)	(1,110)	(1,236)
Home loans	(97)	(87)	(38)
Retail banking	(129)	(160)	(122)
Total consumer banking	(898)	(1,357)	(1,396)
Commercial Banking business:
Commercial and multifamily real estate	(207)	(208)	(47)
Middle market	(101)	(53)	(22)
Specialty lending	(36)	(49)	(10)
Total commercial lending	(344)	(310)	(79)
Small-ticket commercial real estate	(100)	(134)	(8)
Total commercial banking	(444)	(444)	(87)
Other loans	(115)	(207)	(169)
Total charge-offs	(8,238)	(5,342)	(4,151)
Recoveries:
Credit Card business:
Domestic credit card and installment	1,113	447	425
International credit card and installment	169	52	65
Total credit card	1,282	499	490
Consumer Banking business:
Automobile	215	238	158
Home loans	4	3	1
Retail banking	24	22	19
Total consumer banking	243	263	178
Commercial Banking business:
Commercial and multifamily real estate	20	2	1
Middle market	24	3	2
Specialty lending	8	3	1
Total commercial lending	52	8	4
Small-ticket commercial real estate	2	2	—
Total commercial banking	54	10	4
Other loans	8	2	1
Total recoveries	1,587	774	673
Net charge-offs	(6,651)	(4,568)	(3,478)
Impact from acquisitions, sales and other changes(2)	(72)	(59)	(62)
Balance at end of period	$5,628	$4,127	$4,524
Allowance for loan and lease losses as a percentage of loans held for investment	4.47%	4.55%	4.48%
Allowance for loan and lease losses by geographic distribution:
Domestic	$5,168	$3,928	$4,331
International	460	199	193
Total allowance for loan and lease losses	$5,628	$4,127	$4,524
Allowance for loan and lease losses by loan category:
Domestic card	$3,581	$1,927	$2,544
International card	460	199	193
Consumer banking	675	1,076	1,314
Commercial banking	826	785	301
Other	86	140	172
Allowance for loan and lease losses	$5,628	$4,127	$4,524
____________
(1)	Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.

(2)
Includes a reduction in our allowance for loan and lease losses of $73 million during the first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

Table 23 presents an allocation of our allowance for loan and lease losses by loan category as of December 31, 2010 and 2009.

Table 23: Allocation of the Reported Allowance for Loan and Lease Losses

	December 31,
	2010		2009
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment	$3,581	6.65%	$1,927	9.60%
International credit card and installment	460	6.12	199	8.75
Total credit card	4,041	6.58	2,126	9.52
Consumer Banking:
Automobile	353	1.98	665	3.66
Home loans	112	0.93	175	1.18
Retail banking	210	4.76	236	4.60
Total consumer banking	675	1.96	1,076	2.82
Commercial Banking:
Commercial and multifamily real estate	495	3.70	471	3.40
Middle market	162	1.55	131	1.30
Specialty lending	91	2.26	90	2.54
Total commercial lending	748	2.68	692	2.52
Small-ticket commercial real estate	78	4.23	93	4.34
Total commercial banking	826	2.78	785	2.65
Other loans	86	19.07	140	30.91
Total	$5,628	4.47%	$4,127	4.55%
Total allowance for loan and lease losses as a percentage of:
Period-end loans	$125,947	4.47%	$90,619	4.55%
Nonperforming loans(2)	1,225	459.43	1,289	320.17
Allowance for loan and lease losses, by loan category, as a percentage of:
Credit card (30 + day performing delinquent loans)	$2,632	153.53%	$1,308	162.54%
Consumer banking (30 + day performing delinquent loans)	1,473	42.94	1,932	51.86
Commercial banking (nonperforming loans)	495	166.87	702	111.82
______________
(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)
As permitted by regulatory guidance issued by the FFEIC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 129.55% as of December 31, 2010 and 155.33% as of December 31, 2009.

As a result of our prospective adoption on January 1, 2010 of the new consolidation accounting standards, we added to our consolidated balance sheet $41.9 billion of assets and $4.3 billion of related allowance for loan and lease losses, consisting primarily of credit card loan receivables underlying our consolidated securitization trusts. Our allowance for loan and lease losses, after taking into consideration the $4.3 billion addition from the January 1, 2010 adoption of the new consolidation accounting standards and subsequent related adjustments, decreased by $2.8 billion during 2010 to $5.6 billion. The reduction in our allowance reflected the continued improvement in credit performance trends across our portfolios as a result of the slowly improving economy coupled with actions we have taken over the past several years to tighten our underwriting standards and exit certain portfolios. While we reduced the amount of our allowance for loan and lease losses in 2010, our allowance as a percentage of our total loan portfolio also decreased to 4.47% as of December 31, 2010, from 4.55% as of December 31, 2009.

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $6.4 billion, or 5.5%, in 2010, to $122.2 billion as of December 31, 2010 from $115.8 billion as of December 31, 2009.  The increase in deposits was primarily driven by increases of $9.1 billion, $6.4 billion, and $1.6 billion in savings accounts, money market deposits, and non-interest bearing deposits, respectively, which was partially offset by a decrease of $9.7 billion in other consumer time deposits and $1.9 billion in certificates of deposit of $100,000 or more, reflecting our shift to more relationship driven, lower cost liquid savings and transaction accounts.  We provide additional information on deposits, including the composition of our deposits, average outstanding balances, interest expense and yield, below in “Liquidity and Funding.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings decreased to $14.9 billion as of December 31, 2010, from $17.1 billion as of December 31, 2009.  The decrease was primarily attributable to a reduction in Federal Home Loan Bank (“FHLB”) advances.  Because of the decrease in our loan portfolio and the increase in deposits during 2010, our funding needs were lower and we reduced our level of borrowings.  We provide additional information on our borrowings in “Note 10—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors, after taking into consideration the addition of $44.3 billion of debt issued to third-party investors by securitization trusts that we were required to consolidate on January 1, 2010, as a result of the adoption of the new consolidation accounting standards, decreased by $21.4 billion to $26.9 billion as of December 31, 2010, from $48.3 billion as of January 1, 2010. This decrease was attributable to pay downs and charge-offs of the loans underlying the securitization trusts and maturities.

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

In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws.  The representations and warranties do not address the credit performance of the mortgage loans, but mortgage loan performance often influences whether a claim for breach of representation and warranty will be asserted and has an effect on the amount of any loss in the event of a breach of a representation or warranty.

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

These subsidiaries, in total, originated and sold to non-affiliates approximately $111 billion original principal balance of mortgage loans between 2005 and 2008, which are the years (or “vintages”) with respect to which our subsidiaries have received the vast majority of the repurchase requests and other related claims.

The following table sets forth the original principal balance of mortgage loan originations by vintage for the three general categories of purchasers of mortgage loans:

Table 24:  Original Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

(Dollars in billions)	2005	2006	2007	2008	Total

Government sponsored enterprises (“GSEs”)(1)	$3	$3	$4	$1	$11
Insured Securitizations	9	8	1	0	18
Uninsured Securitizations and Other	33	30	16	3	82
Total	$45	$41	$21	$4	$111
_______________
(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $18 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately $13 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $5 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”).  Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $82 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations.  We have determined from third-party databases that about $39 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”).  In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes.  An additional approximately $30 billion original principal balance of mortgage loans were initially sold to private investors as whole loans.  Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs.  For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans.  We do not have information about the current holders or disposition of the remaining $13 billion original principal balance mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $45 billion in unpaid principal balance remains outstanding, approximately $12 billion in losses have been realized, and approximately $13 billion in unpaid principal balance is at least 90 days delinquent.  Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels of these mortgage loans, but these amounts reflect our best estimates based on available data, including extrapolated estimates for the $13 billion original principal balance of mortgage loans about which we do not have information about the current holders.  These estimates could change as we get additional data or refine our analysis.

As of December 31, 2010, the subsidiaries had open repurchase requests relating to approximately $1.6 billion original principal balance of mortgage loans as compared with $1.0 billion as of December 31, 2009.

Over the last year, the vast majority of new repurchase demands received and, as discussed below, almost all of our $816 million reserves, relate to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations.  Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages.  We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

Table 25 sets forth information on pending repurchase requests by counterparty category and timing of initial repurchase request:

Table 25: Open Pipeline All Vintages (all entities) (1)

(Dollars in millions) (All amounts are Original Principal Balance)	Open Claims December 31, 2009	Gross New Demands Received in 2010	Loans Repurchased/Made Whole in 2010(2)	Demands Rescinded in 2010(2)	Open Claims December 31, 2010

GSEs	$61	$204	$(52)	$(87)	$126
Insured Securitizations	366	645	(179)	0	832
Uninsured Securitizations and Others	588	104	(5)	(22)	665
Total	$1,015	$953	$(236)	$(109)	$1,623

(1)
The open pipeline includes all repurchase requests ever received by our subsidiaries where either the requesting party has not formally rescinded the repurchase request and where our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses.  Accordingly, repurchase requests denied by our subsidiaries and not pursued by the counterparty remain in the open pipeline.  Moreover, repurchase requests submitted by parties without contractual standing to pursue repurchase requests are included within the open pipeline unless the requesting party has formally rescinded its repurchase request.  Finally, the amounts reflected in this chart are original principal balance amounts and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.

(2)	Activity in 2010 relates to repurchase demands from all years.

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

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes to estimate:  (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases.  We also rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans.  This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests.  The GSEs have stronger contractual rights than non-GSE counterparties because GSE contracts typically do not contain prompt notice requirements for repurchase requests or materiality qualifications to the representations and warranties.  Moreover, although we often disagree with the GSEs about the validity of their repurchase requests, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses.  Our lifetime representation and warranty reserves with respect to GSE loans are grounded in this history.

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests.  Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category.  In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied, such as, for example, the typical requirements that the counterparty promptly notify us upon discovery of any breach and that any breach materially and adversely affect the value of the mortgage loan at issue.  In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation.  Accordingly, our reserves within the Active Insured Securitization are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers.  Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation.  Accordingly, our representation and warranty reserves for this category are litigation reserves.  In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization.  Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization.  Our litigation reserves with respect to both the U.S. Bank Lawsuit and the DBSP Lawsuit, in each case as referenced below, are contained within the Active Insured Securitization reserve category.  Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

For the $5 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $82 billion original principal balance of mortage loans in the Uninsured Securitizations and other whole loans sales categories, we establish reserves by relying on our historical repurchase rates to estimate repurchase liabilities over the next twelve (12) months.  We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively sporadic nature of repurchase requests from these categories. Although we have not seen any significant activity from new counterparties from these categories, there has been a recent uptick in negotiation intensity from some counterparties who had submitted repurchase claims in earlier quarters with respect to whole loans.  In addition, some Uninsured Securitization investors from this category have not made repurchase requests or filed representation and warranty lawsuits, but instead have filed class actions under federal and state securities laws against investment banks and securitization sponsors.  Although we face some indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserves for all three subsidiaries were $816 million as of December 31, 2010 as compared with $238 million as of December 31, 2009.  We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $636 million for the year ended December 31, 2010.  During 2010, we had settlements of repurchase requests totaling $58 million that were charged against the reserve.  Table 26 summarizes changes in our representation and warranty reserves for the twelve months ended December 31, 2010 and 2009.

Table 26:  Changes in Representation and Warranty Reserves

	Year Ended December 31,
(Dollars in millions)	2010		2009
Representation and warranty repurchase reserve, beginning of period(1)	$238		$140
Provision for repurchase losses(2)	636	(3)	181
Net realized losses	(58)		(83)
Representation and warranty repurchase reserve, end of period(1)	$816		$238
_______________
(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)
The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $204 million and $19 million, twelve months ended December 31, 2010 and 2009. The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $432 million and $162 million, pre-tax, for the twelve months ended December 31, 2010 and 2009.

(3)
Includes increases to the representation and warranty reserves in the first and second quarter of 2010 due primarily to counterparty activity and our ability to extend the timeframe over which we estimate our repurchase liability in most cases to the full life of the mortgage loans sold by our subsidiaries for groups of loans for which we believe repurchases are probable. More specifically, of the $636 million increase in representation and warranty reserves for the twelve months ended December 31, 2010, approximately $407 million resulted from our extension of repurchase liability estimates to the life of the loan effective in the second quarter of 2010.  The remaining $229 million reserve accrual related primarily to changing counterparty activity in the form of updated estimates around active and probable litigation, most of which occurred in the first quarter of 2010.

As indicated in Table 27, almost all of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Table 27:  Allocation of Representation and Warranty Reserves

	December 31, 2010
(Dollars in millions, except for loans sold)	Loans Sold 2005 to 2008(1)	Reserve Liability
GSEs and Active Insured Securitizations	$24	$796
Inactive Insured Securitizations and others	87	20
Total	$111	$816
______________
(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

The adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests (including the extent, if any, to which Inactive Insured Securitizations and other currently inactive investors ultimately assert claims), the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not arise to the level of being both probable and reasonably estimable outcomes that would justify an incremental reserve accrual under applicable accounting standards.  We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation and DBSP Litigation , could be as high as $1.1 billion.  Notwithstanding our attempt to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and the amount of reasonably possible losses estimated here.  There is still significant uncertainty as to numerous factors that contribute to ultimate liability levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates, and mortgage loan performance levels.

Also see representation and warranty liabilities and litigation claims in “Note 21— Commitments, Contingencies and Guarantees.”

RISK MANAGEMENT

Our business activities expose us to eight major categories of risks: liquidity risk, credit risk, reputational risk, market risk, strategic risk, operational risk, compliance risk and legal risk. Our risk management framework is intended to identify, assess and mitigate risks that affect or have the potential to affect our business in order to target financial returns commensurate with our risk appetite and to avoid excessive risk-taking. We follow four key risk management principles:

•	Individual businesses take and manage risk in pursuit of strategic, financial and other business objectives.

•	Independent risk management organizations support individual businesses by providing risk management tools and policies and by aggregating risks; in some cases, risks are managed centrally.

•
The Board of Directors and senior management review our aggregate risk position, establish the risk appetite and work with management to ensure conformance to policy and adherence to our adopted mitigation strategy.

•	We employ a top risk identification system to maintain the appropriate focus on the risks and issues that may have the most impact and to identify emerging risks of consequence.

Our approach is reflected in four critical risk management practices of particular importance in the financial services industry due to changing regulatory environments and ongoing economic uncertainty.

First, we seek to mitigate liquidity risk strategically and tactically. From a strategic perspective, we have acquired and built deposit gathering businesses and significantly reduced our loan to deposit ratio. From a tactical perspective, we have accumulated a very large liquidity reserve comprising cash, high-quality, unencumbered securities, and committed collateralized credit lines and conduit facilities.

Second, we recognize that we are exposed to cyclical changes in credit quality. Consequently, we try to ensure our credit portfolio is resilient to economic downturns. Our most important tool is sound underwriting, using what we deem to be conservative assumptions. In unsecured consumer loan underwriting, we generally assume that loans will be subject to an environment in which losses are significantly higher than those prevailing at the time of underwriting. In commercial underwriting, we insist on strong cash flow, strong collateral, and strong covenants and guarantees. In addition to sound underwriting, we aggressively monitor our portfolio and aggressively collect or work out distressed loans.

Third, we recognize that reputational risk is of particular concern for financial institutions as a result of the aftermath of the recent financial crisis and economic downturn, which has resulted in increased regulation and widespread regulatory changes.  Consequently, our Chief Executive Officer and executive team manage both tactical and strategic reputation issues and build our relationships with the government, media, and other constituencies to help strengthen the reputations of both our company and industry.  Our actions include taking public positions in support of better consumer practices in our industry and, where possible, unilaterally implementing those practices in our business.

Finally, we recognize that maintaining a strong capital position is essential to our business strategy and competitive position.  While capital is not a risk unto itself, understanding and managing risks to our capital position is an underlying objective of all our risk programs.  Stress testing and economic capital measurement, both of which incorporate inputs from across the risk spectrum, are key tools for evaluating our capital position and risk adjusted returns.  We also consider risks to our reputation and to our ability to access capital markets as part of our process for evaluating our capital plans.  See “MD&A—Liquidity and Capital Management” for additional information on our capital adequacy and strength.

Risk Management Roles and Responsibilities

The Board of Directors is responsible for establishing our overall risk framework; approving and overseeing execution of the Enterprise Risk Management Policy and key risk category policies; establishing our risk appetite; and regularly reviewing our risk profile.

The Chief Risk Officer, who reports to the CEO, is responsible for overseeing our risk management program and driving appropriate action to resolve any weaknesses. The risk management program begins with a set of policies and risk appetites approved by the Board that are implemented through a system of risk committees and senior executive risk stewards. We have established risk committees at both the corporate and divisional level to identify and manage risk. In addition, we have assigned a senior executive expert to each of eight risk categories (the risk stewards). These executive risk stewards work with the Chief Risk Officer and the risk committees to ensure that risks are identified and given appropriate priority and attention. The Chief Risk Officer aggregates the results of these processes to assemble a view of our risk profile. Both management and the Board regularly review the risk profile.

Risk Management and Control Framework

We use a consistent framework to manage risk. The framework applies at all levels, from the development of the Enterprise Risk Management Program itself to the tactical operations of the front-line business team. The framework has six key elements:

•	Objective Setting;

•	Risk Assessment;

•	Control Activities;

•	Communication and Information;

•	Program Monitoring; and

•	Organization and Culture.

Objective Setting is at the beginning of our risk management approach. We set strategic, financial, operational, and other objectives during our strategic and annual planning processes and throughout the year. These objectives cascade through the organization to individual teams of associates. The risk management approach helps identify and manage risks that have the potential to interfere with the achievement of our stated objectives.

Risk Assessment is the process of identifying risks to our objectives, evaluating the impact of those risks and choosing and executing on a response. Responses include avoidance, mitigation, or acceptance. Generally, risk responses are guided by our established risk appetite. For certain risk categories, risk assessment is largely conducted by central risk groups or jointly between business areas and central groups (market, liquidity, legal, credit, compliance). In other risk categories, risk assessment is primarily the responsibility of business areas with more limited central support (strategic, operational, reputation).

Control Activities are the day-to-day backbone of risk management. Controls provide reasonable assurance that legal, regulatory, and business requirements are being met, and identified risks are being mitigated, avoided, or accepted according to our risk response choices and risk appetite. We have practices in place designed to ensure key controls are established, evaluated, and effective in preventing a breakdown. Control activities include the monitoring of adherence to current policy and procedure requirements, sign-offs, and regular reporting to management. . They also include the resolution of regulatory and audit findings and issues and the procedures that trigger objective setting and risk assessments when new business opportunities are evaluated or business hierarchy changes occur.

Communication and Information infrastructures must be solid and are necessary to support the objective setting, risk assessment, and control activities described above. Specific reports and communication infrastructure are defined within our individual risk category policies.  Our risk governance structure is designed to support solid and ongoing communication.  Robust risk management requires well-functioning communication channels to inform associates of their responsibilities, alert them to issues or changes that might affect their activities, and to enable an open flow of information up, down, and across our company. Robust risk management also requires management information to enable controls to work effectively and to support the analysis needed to set objectives and assess risk accurately.

Program Monitoring is critical to our risk management program overall.  Program monitoring assesses the accuracy, sufficiency, and effectiveness of current objectives, risk assessments, controls, ownership, communication, and management support. The assessment of a risk program or activity can be qualitative or quantitative.  We encourage the use of measurement and metrics, where it is possible and recognizing that some risks or programs cannot be measured quantitatively.  Where deficiencies are discovered, we seek to update the risk management program to resolve the deficiencies in a timely manner. Significant deficiencies are escalated to the appropriate risk executive or risk committee.  Clear accountability is defined when resolving deficiencies to ensure the desired outcome is achieved. Risk management programs are monitored at every level; from the overall Enterprise Risk Management Program to the individual risk management activities in each business area.

Organization and Culture is intended to create and maintain an effective risk management organization and culture.  A strong organization and culture promotes risk management as a key factor in making important business decisions and helps drive risk management activities deeper into the company.  An effective risk management culture starts with a well-defined risk management philosophy. It requires established risk management objectives that align to business objectives and make targeted risk management activities part of ongoing business management activities.  We believe we staff risk functions at the appropriate levels with qualified associates and effective tools that support risk management practices and activities.  Senior management and the Board of Directors are ultimately accountable for promoting adherence to sound risk principles and tolerances.  We seek to incent associates at all levels to perform according to corporate policies and risk tolerance and in conformity with applicable laws and regulations.  Additionally, management tries to ensure that performance goals, plans, and incentives are designed to promote financial performance within the confines of a sound risk management program and within defined risk tolerances.

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

Risk Appetite

We have a defined risk appetite for each of our eight risk categories that is approved by the Board of Directors.  Each risk category has its own risk appetite statement.  Stated risk appetites, and the assessment framework that support them, define the guardrails for taking and accepting risks and are used by senior management and the Board to make business decisions.

The risk appetite framework assesses each risk category across three dimensions, using consistent, comprehensive, and understandable measures.  The three dimensions are:

•	Net Risk: Assessment of the level of risk given internal and external factors
•
Quality of Governance and Controls:  Evidence demonstrating the strength (or weakness) of our risk governance structure and/or controls associated with the risk category and our ability to address issues

•	Mitigation Plan Status: When needed, the status of our key mitigation activity needed to reduce risk

All three framework dimensions are assessed and measured using a five-point scale.  The assessment language in each scale is customized by each risk steward to reflect the tolerance levels of each of the eight risk categories.

Risk Categories

Our risk management program is organized around eight risk categories. They are:

Liquidity Risk: is the risk that future financial obligations are not met or future asset growth cannot occur because of an inability to obtain funds at a reasonable price within a reasonable time. The Chief Financial Officer is the accountable executive for liquidity risk. Liquidity strength is assessed by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation in both deposits and capital marketing funding sources.  Management reports liquidity metrics to the Finance and Trust Oversight Committee of the Board no less than quarterly and to Asset/Liability Management Committee on a monthly basis.  Breaches in liquidity metric limits are reported to the Treasurer as soon as they are identified and to the Asset/Liability Management Committee at the next regularly scheduled committee meeting, unless the breach activates the Liquidity Contingency Plan. Breaches are also reported to the Finance and Trust Oversight Committee no later than the next regularly scheduled meeting. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

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

We have quantitative credit risk guidelines for each of our lines of business. We conduct portfolio and decision level monitoring and stress tests using economic and legislative stress scenarios. Credit risk objectives are achieved by establishing a credit governance framework and by establishing policies, procedures, and controls for each step in the credit process. The Board, Chief Executive Officer, Chief Risk Officer, Chief Consumer and Commercial Credit Officers, and Division Presidents have specific accountable roles in the management of credit risk. These include policy approval, creation of credit strategy, review of credit position, delegation of authority, and appointments and responsibilities of key executives and Credit Policy Committee members. Our evolving credit risk position and recommendations to address issues are reviewed by management’s Credit Policy Committee and the Board of Directors.

Reputation Risk: is the risk to market value, recruitment, and retention of talented associates and a loyal customer base due to the negative perceptions of our internal and external stakeholders regarding our business strategies and activities. Our General Counsel is the accountable executive for reputation risk.

Reputation risk associated with daily interactions are managed by our business areas.  Business area activities are controlled by the frameworks set forth in the Reputation Risk Policy and other risk management policies.  Each business area determines how much risk it is willing to accept and when it is prudent to execute mitigation activities.  The Reputation Risk Management Policy sets forth the obligation of each business area, with direction and guidance from the Reputation Risk Steward and his or her designee to identify, assess and determine whether and how best to mitigate its reputation risk.  The Reputation Risk Steward is responsible for reporting on the assessments of our aggregate reputation risk, as well as the state of our reputation with specific stakeholder groups, to the Chief Risk Officer, the Chief Executive Officer, and the Risk Management Committee as appropriate.

Market Risk: is the risk that earnings or the economic value of equity will under-perform due to changes in interest rates, foreign exchange rates (market rates), or other financial market asset prices. Our ability to manage market risks contributes to our overall capital management. The Chief Financial Officer is the accountable executive for market risk.

The market risk positions of our banking entities and the company are calculated separately and in total and are reported versus pre-established limits to the Asset/Liability Management Committee and the Finance and Trust Oversight Committee of the Board no less than quarterly. Management is authorized to utilize financial instruments as outlined in our policy to actively manage market risk exposure. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Strategic Risk: is the risk that we fail to achieve short and long-term business objectives because we fail to develop the products, capabilities, and competitive position necessary to attract consumers, succeed against competitors and withstand market volatility. The result is a failure to deliver returns expected by stakeholders (customers, associates, stockholders, investors, communities, and regulators). The Chief Executive Officer is the accountable executive for our strategy.

The Chief Executive Officer develops an overall corporate strategy and leads alignment of the entire organization with this strategy through definition of strategic imperatives and top-down communication. The Chief Executive Officer and other senior executives spend significant time throughout the entire company sharing our strategic imperatives to promote an understanding of our strategy and connect it to day-to-day associate activities to enable effective execution. Division Presidents are accountable for defining business strategy within the context of the overall corporate level strategy and Strategic Imperatives. Business strategies are integrated into the Corporate Strategic Plan and are reviewed and approved separately and together on an annual basis by the Chief Executive Officer and the Board of Directors.

Operational Risk: is the risk of loss, adverse customer experience, or negative regulatory or reputation impact resulting from failed or inadequate processes, associate capabilities or systems, or exposure to external events. The Chief Compliance Officer is the accountable executive for establishment of risk management standards and for governance and monitoring of operational risk at a corporate level. Division Presidents have primary accountability for management of operational risk within their business areas.

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

Compliance Risk: is the risk of financial loss due to regulatory fines or penalties, restriction or suspension of business, or cost of mandatory corrective action as a result of failing to adhere to applicable laws, regulations, principles and supervisory guidance as well as our own internal standards intended to adhere to these laws and regulations. Division Presidents are the accountable executives for compliance risk and are responsible for building and maintaining compliance processes. With the Chief Compliance Officer, Division Presidents are jointly accountable for ensuring the Compliance Management Program requirements are met for their division.

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

Legal Risk: is the risk of material adverse impact due to: (i) new and changed laws and regulations; (ii) new interpretations of law; (iii) the drafting, interpretation and enforceability of contracts; (iv) adverse decisions or consequences arising from litigation or regulatory scrutiny; (v) the establishment, management and governance of our legal entity structure; and (vi) the failure to seek or follow appropriate legal counsel when needed. Our General Counsel is the accountable executive for monitoring and controlling legal risk.

Our Legal Department serves as our control against legal risk by providing legal evaluation and guidance to the enterprise and business areas.  This evaluation and guidance is based on the assessment of legal counsel of the type and degree of legal risk associated with the internal business area practices and activities and of the controls the business has in place to mitigate legal risks.  Legal risk is governed by and defined in our Legal Risk Policy.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents, unencumbered available-for-sale securities and undrawn committed securitization borrowing facilities. Table 28 below presents the composition of our liquidity reserves as of December 31, 2010 and 2009.  Our liquidity reserves decreased by $1.5 billion during 2010 to $37.0 billion as of December 31, 2010.

Table 28: Liquidity Reserves
	December 31,
(Dollars in millions)	2010	2009
Cash and cash equivalents	$5,249	$8,685
Securities available for sale(1)	41,537	38,830
Less: Pledged available for sale securities	(9,963)	(11,883)
Unencumbered available-for-sale securities	31,574	26,947
Undrawn committed securitization borrowing facilities	207	2,913
Total liquidity reserves	$37,030	$38,545
____________
(1)	The weighted average life of our available-for-sale securities was approximately 5.1 and 4.9 years as of December 31, 2010 and 2009, respectively.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, loan securitizations, debt and equity securities, securitization borrowing facilities and FHLB advances.

Deposits

Our deposits provide a stable and relatively low cost of funds and have become our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit. Table 29 presents the composition of our deposits by type as of December 31, 2010 and 2009.  Total deposits increased by $6.4 billion, or 5.5%, in 2010, to $122.2 billion as of December 31, 2010.

Table 29: Deposits

	December 31,
(Dollars in millions)	2010	2009
Non-interest bearing	$15,048	$13,439
NOW accounts	13,536	12,077
Money market deposit accounts	44,485	38,094
Savings accounts	26,077	17,019
Other consumer time deposits	15,753	25,456
Total core deposits	114,899	106,085
Public fund certificates of deposit $100,000 or more	177	579
Certificates of deposit $100,000 or more	6,300	8,248
Foreign time deposits	834	897
Total deposits	$122,210	$115,809

Of our total deposits, approximately $834 million and $897 million were held in foreign banking offices as of December 31, 2010 and 2009, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $6.5 billion and $8.8 billion of our total deposits as of December 31, 2010 and 2009, respectively. Our funding and liquidity strategy takes into consideration the scheduled maturities of large denomination time deposits. Of the $6.5 billion in large domestic denomination certificates of deposit as of December 31, 2010, $0.7 billion is scheduled to mature within the next three months; $2.3 billion is scheduled to mature between three and 12 months and $3.5 billion is scheduled to mature over 12 months. Based on past activity, we expect to retain a portion of these deposits as they mature.

We have brokered deposits, which we obtained through the use of third-party intermediaries that are included above in Table 28 in money market deposit accounts and other consumer time deposits. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of December 31, 2010, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $14.8 billion, or 12% of total deposits, as of December 31, 2010. Brokered deposits totaled $18.8 billion, or 16% of total deposits, as of December 31, 2009. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

Table 30 provides a summary of the future maturities of large denomination time deposits. Our funding and liquidity planning factors in the maturities of these deposits. Based on past activity, we expect to retain a portion of these deposits as they mature. Therefore, the expected net cash outflow will be less than reported in the summary table.

Table 30: Maturities of Large Domestic Denomination Certificates—$100,000 or More

	December 31,
	2010		2009
(Dollars in millions)	Balance	Percent	Balance	Percent
Three months or less	$707	10.9%	$1,464	16.6%
Over 3 through 6 months	650	10.0	1,273	14.4
Over 6 through 12 months	1,612	24.9	1,623	18.4
Over 12 months through 10 years	3,508	54.2	4,467	50.6
Total	$6,477	100.0%	$8,827	100.0%

Table 31 provides a summary of the composition of period end, average deposits, interest expense and the average deposit rate paid for the periods presented.

Table 31: Deposit Composition and Average Deposit Rates

	December 31, 2010
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$15,048	$14,267	N/A	12.0%	N/A
NOW accounts	13,536	12,032	$36	10.1	0.30%
Money market deposit accounts	44,485	42,159	409	35.4	0.97
Savings accounts	26,077	21,854	188	18.4	0.86
Other consumer time deposits	15,753	20,655	585	17.4	2.83
Total core deposits	114,899	110,967	1,218	93.3	1.10
Public fund certificates of deposit of $100,000 or more	177	265	5	0.2	2.03
Certificates of deposit of $100,000 or more	6,300	6,912	237	5.8	3.43
Foreign time deposits	834	866	5	0.7	0.57
Total deposits	$122,210	$119,010	$1,465	100.0%	1.23%

	December 31, 2009
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$13,439	$12,523	N/A	10.8%	N/A
NOW accounts	12,077	10,690	$60	9.3	0.57%
Money market deposit accounts	38,094	35,055	412	30.3	1.18
Savings accounts	17,019	11,340	79	9.8	0.69
Other consumer time deposits	25,456	32,736	1,113	28.3	3.40
Total core deposits	106,085	102,344	1,664	88.5	1.63
Public fund certificates of deposit of $100,000 or more	579	1,034	13	0.9	1.31
Certificates of deposit of $100,000 or more	8,248	10,367	385	9.0	3.71
Foreign time deposits	897	1,856	31	1.6	1.66
Total deposits	$115,809	$115,601	$2,093	100.0%	1.81%
Short-Term Borrowings

We also have access to and utilize various other short term borrowings to support our operations. These borrowings are generally in the form of federal funds purchased and resale agreements, most of which are overnight borrowings. Other short term borrowings are not a significant portion of our overall funding.  Table 32 provides summary information about the amounts borrowed and rates paid on other short term borrowings.

Table 32: Short Term Borrowings

(Dollars in millions)	Maximum Outstanding as of any Month-End	Outstanding as of Year-End	Average Outstanding	Average Interest Rate	Year-End Weighted Average Interest Rate
2010:
Federal funds purchased and resale agreements	$2,469	$1,517	$1,731	0.23%	0.13%

2009:
Federal funds purchased and resale agreements	$3,778	$1,140	$2,958	0.25%	0.11%

Other Funding Sources

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt.  In addition, we utilize advances from the FHLB that are secured by our investment securities, residential home loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit for our funding needs.

We have committed loan securitization conduit lines of $1.3 billion, of which $1.1 billion was outstanding as of December 31, 2010. Senior and subordinated notes and other borrowings, including FHLB advances, totaled $14.9 billion as of December 31, 2010, down from $17.1 billion as of December 31, 2009.  The $2.1 billion decrease was primarily attributable to a reduction in FHLB advances.  Our FHLB membership is secured by our investment in FHLB stock, which totaled $269 million as of December 31, 2010.  We did not issue any senior or subordinated debt during 2010.

Borrowing Capacity

As of December 31, 2010, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any securities under the shelf registration statement in 2010.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs. Table 33 summarizes our borrowing capacity as of December 31, 2010.

Table 33: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Effective/ Issue Date	Capacity(1)	Outstanding	Availability(1)	Final Maturity(2)
FHLB Advances and Letters of Credit (3)	—	9,823	1,394	8,429	—
Committed Securitization Conduits(4)	—	1,263	1,056	207	11/11
______________
(1)
All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.

(2)	Maturity date refers to the date the facility terminates, where applicable.
(3)	The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.
(4)	Committed securitization conduits capacity is set at various dates in conjunction with each arrangement, with the last termination scheduled for November 2011.

Contractual Obligations

In the normal course of business, we into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs.  Commitments for future cash expenditures primarily relate to deposits, debt securities and other borrowings and operating leases.  Table 34 provides aggregated information about the listed categories of our contractual obligations as of December 31, 2010. The table includes information about undiscounted future cash payments due under these contractual obligations, including the contractual maturity profile of deposits, debt securities and other borrowings reported on our consolidated balance sheet and our operating leases at December 31, 2010. The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases.  The table excludes certain obligations such as trade payables and trading liabilities, where the obligation is short-term or subject to valuation based on market factors.  The table also excludes the representation and warranty reserve of $816 million.

Table 34: Contractual Funding Obligations

	December 31, 2010
(Dollars in millions)	Up to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)	$10,208	$8,763	$2,814	$449	$22,234
Senior and subordinated notes	884	1,479	1,833	4,454	8,650
Other borrowings(2)	12,222	7,534	4,377	9,013	33,146
Operating leases	159	297	257	785	1,498
Purchase obligations	224	93	6	15	338
Total obligations	$23,697	$18,166	$9,287	$14,716	$65,866
____________
(1)	Includes only those interest bearing deposits which have a contractual maturity date.
(2)
Other borrowings includes secured borrowings for our on-balance sheet auto loan securitizations, junior subordinated capital securities and debentures, FHLB advances, federal funds purchased and resale agreements and other short-term borrowings.

Covenants

In connection with the issuance of certain of our trust preferred securities, we entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt” which was defined in the RCCs as our 5.35% Subordinated Notes due May 1, 2014.  The RCCs prohibited the repayment, redemption or purchase of the trust preferred securities except, with limited exceptions, to the extent that we received specified amounts of proceeds from the sale of certain qualifying securities. We commenced a solicitation of consents from the covered debtholders on November 29, 2010, to terminate the RCCs.  The RCCs were terminated on December 10, 2010, the expiration date of the consent solicitation, at which time we had received the consent of holders of a majority of the principal amount of the covered debt.

The terms of certain lease and credit facility agreements related to other borrowings and operating leases include several financial covenants that require performance measures and equity ratios to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted in Table 32. As of December 31, 2010, we were not in default of any such covenants.

Capital

The level and composition of our equity capital are determined by multiple factors including our consolidated regulatory capital requirements and an internal risk-based capital assessment, and may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the OCC, respectively.  The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items.  Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating).

Under prompt corrective action capital regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and not be subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets the above minimum capital ratios and does not otherwise meet the well capitalized definition.  Currently, prompt corrective action capital requirements do not apply to bank holding companies.

In addition to disclosing our regulatory capital ratios, we also disclose Tier 1 common equity and TCE ratios, which are non-GAAP measures widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common equity; instead the risk-based capital rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. Management reviews our Tier 1 common equity and TCE ratios, along with other measures of capital, as part of its financial analyses and discloses these non-GAAP capital measures because of current interest in such information on the part of market participants. Please see "Financial Highlights" under "Executive Summary and Business Outlook" for more information on our TCE ratio. Table 35 provides the details of the calculation of our capital ratios, including a reconciliation of the total stockholders’ equity reported in our consolidated balance sheets to Tier 1 common equity.

Table 35: Risk-Based Capital Components

	December 31,
(Dollars in millions)	2010	2009
Total stockholders’ equity	$26,541	$26,590
Less: Net unrealized (gains) on available-for sale-securities recorded in AOCI(1)	(368)	(200)
Net losses on cash flow hedges recorded in AOCI(1)	86	92
Disallowed goodwill and other intangible assets	(13,953)	(14,125)
Disallowed deferred tax assets	(1,150)	—
Other	(2)	(10)
Tier 1 common equity	11,154	12,347
Plus: Tier 1 restricted core capital items(2)	3,636	3,642
Tier 1 risk-based capital	14,790	15,989
Plus: Long-term debt qualifying as Tier 2 capital	2,827	3,018
Qualifying allowance for loan and lease losses	3,748	1,581
Other Tier 2 components	29	4
Tier 2 risk-based capital	6,604	4,603
Total risk-based capital	$21,394	$20,592
Risk-weighted assets(3)	$127,043	$116,309
_____________
(1)	Amounts presented are net of tax.
(2)	Consists primarily of trust preferred securities.
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

Table 36 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards; and the capital ratios of the Banks under the OCC’s capital adequacy standards as of December 31, 2010 and 2009. As of December 31, 2010, we exceeded minimum capital requirements and would meet the “well-capitalized” ratio levels specified under prompt corrective action for total risk-based capital and Tier 1 risk-based capital under Federal Reserve capital standards for bank holding companies. As of December 31, 2010, the Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well-capitalized” under prompt corrective action requirements.

Table 36: Capital Ratios(1)

	December 31,
	2010			2009
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp: (2)
Tier 1 common equity(3)	8.78%	N/A	N/A	10.62%	N/A	N/A
Tier 1 risk-based capital(4)	11.63	4.00%	6.00%	13.75	4.00%	6.00%
Total risk-based capital(5)	16.83	8.00	10.00	17.70	8.00	10.00
Tier 1 leverage(6)	8.13	4.00	N/A	10.28	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	13.50%	4.00%	6.00%	18.27%	4.00%	6.00%
Total risk-based capital	23.57	8.00	10.00	26.40	8.00	10.00
Tier 1 leverage	8.29	4.00	5.00	13.03	4.00	5.00
Capital One, N.A.
Tier 1 risk-based capital	11.07%	4.00%	6.00%	10.22%	4.00%	6.00%
Total risk-based capital	12.36	8.00	10.00	11.46	8.00	10.00
Tier 1 leverage	8.06	4.00	5.00	7.42	4.00	5.00
_____________
(1)
Effective January 1, 2010, we are no longer required to apply the subprime capital risk weighting to credit card loans with a credit score equal to or lessr than 660. Accordingly, we no longer disclose these ratios.

(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.
(6)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

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

We elected the phase-in option, which required us to phase-in 50% of consolidated assets beginning with the third quarter of 2010 for purposes of determining risk-weighted assets. However, the phase-in impact was effectively accelerated over the first three quarters of 2010 due to pay downs of outstanding securitization debt.  The phase-in provisions expired after December 31, 2010, and the full impact of the consolidated assets on capital ratios will be realized in the first quarter of 2011.

Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013. See “Supervision and Regulation” for more information.

Dividend Policy

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of the our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. For additional information on dividends, See “Item 1. Business – Supervision and Regulation – Dividends, Stock Purchases and Transfer of Funds.”

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to us. As of December 31, 2010, funds available for dividend payments from the Banks were $1.4 billion and zero, respectively.  Funds available for dividend payments from the Banks in the third quarter of 2010 were $803 million and zero, respectively. Although funds are available for dividend payments from COBNA, we would execute a dividend from COBNA in consultation with the OCC.  Additionally, a dividend payment by CONA would require prior approval of the OCC.  Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

In the fourth quarter of 2010, we participated in a Federal Reserve led Capital Plan Review and stress test along with 19 other top U.S. banks.  We will incorporate any feedback from our regulators in response to the Capital Plan Review in our ongoing capital management actions.

MARKET RISK MANAGEMENT

Market risk generally represents the risk that our earnings and/or economic value of equity may be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market conditions that may change from time to time, thereby exposing us to market risk, include changes in interest rates and currency exchange rates, credit spreads and price fluctuation or changes in value due to changes in market perception or actual credit quality of issuers.  Our most significant market risks include our exposure to interest rate and foreign exchange risk.

We have prescribed risk management policies and limits established by our Asset/Liability Management Committee. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates and foreign exchange rates on our earnings and the economic value of equity.

Interest Rate Risk

Interest rate risk, which represents exposure to instruments whose values vary with the level or volatility of interest rates, is our most significant market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturity or repricing of assets and liabilities. For example, if more assets are repricing than deposits and other borrowings when general interest rates are declining, our earnings will decrease initially.  Similarly, if more deposits and other borrowings are repricing than assets when general interest rates are rising, our earnings will decrease initially.

Interest rate risk also results from changes in customer behavior and competitors’ responses to changes in interest rates or other market conditions.  For example, decreases in mortgage interest rates generally results in faster than expected prepayments, which may adversely affect earnings.  Increases in interest rates, coupled with strong demand from competitors for deposits, may influence industry pricing.  Such competition may affect customer decisions to maintain balances in the deposit accounts, which may require replacing lower cost deposits with higher cost alternative sources of funding.

We employ several strategies to manage our interest rate risk, which include, but are not limited to, changing the maturity and re-pricing characteristics of our various assets and liabilities and using interest rate derivatives.  We consider the impact on both earnings and economic value of equity in measuring and managing our interest rate risk.

Our earnings sensitivity measure estimates the impact on net interest income and the valuation of our mortgage servicing rights (net of derivatives) as a result of movements in interest rates.  Our economic value of equity sensitivity measure estimates the impact on the net preset value of our assets and liabilities, including derivatives, as a result of movements in interest rates.  Our earnings sensitivity and economic value of equity measurements are based on our existing assets and liabilities, including our derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes.  However, we also assess the potential impact of growth assumptions, changing business activities, alternative interest rate scenarios and changing market environments, which we factor into our interest rate risk management decisions.

Under our current asset/liability management policy, we seek to limit the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months. Our current asset/liability management policy also includes limiting the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% throughout 2010. Given the level of short-term rates as of December 31, 2010 and 2009, a scenario where interest rates would decline by 200 basis points is not plausible.  We therefore revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease.

Table 37 compares the estimated impact on net interest income and the economic value of equity of our selected hypothetical interest rate scenarios as of December 31, 2010 and 2009. All changes in income and value are measured as percentage changes from the projected net interest income and economic value of our equity at the base interest rate scenario.  Our earnings and economic value sensitivity measures were low and within our prescribed asset/liability policy limits as of December 31, 2010 and 2009.

Table 37: Interest Rate Sensitivity Analysis

	December 31,
	2010	2009
Impact to projected base-line net interest income:
+ 200 basis points(1)	(0.7)%	(0.4)%
- 50 basis points(1)	(0.2)	(0.1)
Impact to economic value of equity:
+ 200 basis points(2)	(3.8)%	(3.2)%
- 50 basis points(2)	0.1	0.3
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

The interest rate risk models that we use in deriving these measures incorporate contractual information, internally-developed assumptions and proprietary modeling methodologies, which project borrower and deposit behavior patterns in certain interest rate environments. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as we believe appropriate to reflect our best assessment of the market environment and the expected behavior patterns of our existing assets and liabilities.

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

Foreign Exchange Risk

We are exposed to changes in foreign exchange rates, which may impact the earnings of our foreign operations. Our asset/liability management policy requires that we use derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.  The estimated reduction in our 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability was less than 2% as of December 31, 2010 and 2009.  The precision of this estimate is limited due to the inherent uncertainty of the underlying forecast assumptions.

Derivative Instruments

Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $50.8 billion as of December 31, 2010, compared with $59.2 billion as of December 31, 2009. See “Note 11—Derivative Instruments and Hedging Activities” for additional information on our derivatives activity.

SUPPLEMENTAL STATISTICAL TABLES

TABLE A—STATEMENTS OF AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

Table A presents average balance sheet data and an analysis of reported and managed net interest income, net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) and net interest margin for 2010, 2009 and 2008.

Reported Basis	Year Ended December 31,
	2010			2009(1)			2008(1)
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(3)
Domestic	$91,451	$11,444	12.51%	$67,160	$6,889	10.26%	$66,811	$7,303	10.93%
International	7,499	1,212	16.16	2,613	348	13.31	3,446	445	12.90
Total consumer loans	98,950	12,656	12.79	69,773	7,237	10.37	70,257	7,748	11.03
Commercial loans	29,576	1,278	4.32	30,014	1,520	5.06	28,714	1,712	5.96
Total loans held for investment	128,526	13,934	10.84	99,787	8,757	8.78	98,971	9,460	9.56
Investment securities	39,489	1,342	3.40	36,910	1,610	4.36	25,043	1,224	4.89
Other interest-earning assets:
Domestic	7,129	75	1.05	7,489	290	3.87	8,030	407	5.06
International	586	2	0.34	1,107	7	0.64	1,040	21	2.05
Total other	7,715	77	1.00	8,596	297	3.46	$9,070	428	4.71
Total interest-earning assets(4)	$175,730	$15,353	8.74%	$145,293	$10,664	7.34%	$133,084	$11,112	8.35%
Cash and due from banks(4)	2,128			3,476			2,128
Allowance for loan and lease losses(4)	(7,257)			(4,470)			(3,267)
Premises and equipment, net(4)	2,718			2,718			2,318
Other assets	26,752			24,557			21,964
Total assets from discontinued operations	43			24			65
Total assets	$200,114			$171,598			$156,292
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Domestic	$104,743	$1,465	1.40%	$102,337	$2,070	2.02%	$79,294	$2,422	3.06%
International(5)	—	—	—	741	23	3.10	3,442	90	2.60
Total deposits	104,743	1,465	1.40	103,078	2,093	2.03	82,736	2,512	3.04
Securitized debt:
Domestic	29,275	686	2.34	5,516	282	5.11	10,010	550	5.49
International	4,910	123	2.51	—	—	—	—	—	—
Total securitized debt	34,185	809	2.37	5,516	282	5.11	10,010	550	5.49
Senior and subordinated notes	8,571	276	3.22	8,607	260	3.02	8,881	445	5.01
Other borrowings:
Domestic	5,082	333	6.55	7,941	321	4.04	11,166	444	3.98
International	1,772	13	0.73	1,441	11	0.76	1,039	12	1.15
Total other borrowings	6,854	346	5.05	9,382	332	3.54	12,205	456	3.74
Total interest-bearing liabilities(4)	$154,353	$2,896	1.88%	$126,583	$2,967	2.34%	$113,832	$3,963	3.48%
Non-interest bearing deposits(4)	14,267			12,523			10,772
Other liabilities(4)	6,105			5,737			6,261
Total liabilities from discontinued operations	448			149			149
Total liabilities	175,173			144,992			131,014
Stockholders’ equity(6)	24,941			26,606			25,278
Total liabilities and stockholders’ equity	$200,114			$171,598			$156,292
Net interest income/spread		$12,457	6.86%		$7,697	5.00%		$7,149	4.87%
Interest income to average earning assets			8.74%			7.34%			8.35%
Interest expense to average earning assets			1.65			2.04			2.97
Net interest margin			7.09%			5.30%			5.38%
_____________

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Past due fees included in interest income totaled approximately $1.1 billion, $652 million and $695 million on a reported basis for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.
(4)	Based on continuing operations.
(5)	The U.K. deposit business, which was included in international deposits, was sold during the third quarter of 2009.
(6)	Includes a reduction of $2.9 billion recorded on January 1, 2010, in conjunction with the adoption of the new consolidation accounting guidance.

Managed Basis	Year Ended December 31,
	2010			2009(1)			2008(1)
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(3)
Domestic	$91,547	$11,452	12.51%	$105,095	$11,766	11.20%	$108,527	$12,828	11.82%
International	7,499	1,212	16.16	8,405	1,149	13.67	10,571	1,488	14.08
Total consumer loans	99,046	12,664	12.79	113,500	12,915	11.38	119,098	14,316	12.02
Commercial loans	29,576	1,278	4.32	30,014	1,520	5.06	28,714	1,712	5.96
Total loans held for investment	128,622	13,942	10.84	143,514	14,435	10.06	147,812	16,028	10.84
Investment securities	39,489	1,342	3.40	36,910	1,610	4.36	25,043	1,224	4.89
Other interest-earning assets:
Domestic	7,107	75	1.06	4,938	65	1.32	5,826	169	2.88
International	586	2	0.34	614	3	0.49	667	30	4.50
Total other	7,693	77	1.00	5,552	68	1.23	6,493	199	3.05
Total interest-earning assets(4)	$175,804	$15,361	8.74%	$185,976	$16,113	8.66%	$179,348	$17,451	9.73%
Cash and due from banks(4)	2,128			3,476			2,128
Allowance for loan and lease losses(4)	(7,257)			(4,470)			(3,267)
Premises and equipment, net(4)	2,718			2,718			2,318
Other assets	26,749			24,934			22,938
Total assets from discontinued operations	43			24			65
Total assets	$200,185			$212,658			$203,530
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Domestic	$104,743	$1,465	1.40%	$102,337	$2,070	2.02%	$81,019	$2,422	2.99%
International(5)	—	—	—	741	23	3.10	1,717	90	5.24
Total deposits	104,743	1,465	1.40	103,078	2,093	2.03	82,736	2,512	3.04
Securitized debt:
Domestic	29,354	690	2.35	40,931	1,191	2.91	50,579	2,234	4.42
International	4,910	123	2.51	5,686	148	2.60	6,991	382	5.46
Total securitized debt	34,264	813	2.37	46,617	1,339	2.87	57,570	2,616	4.54
Senior and subordinated notes	8,571	276	3.22	8,607	260	3.02	8,881	445	5.01
Other borrowings:
Domestic	5,082	333	6.55	7,941	321	4.04	11,166	444	3.98
International	1,772	13	0.73	1,441	11	0.76	1,039	12	1.15
Total other borrowings	6,854	346	5.05	9,382	332	3.54	12,205	456	3.74
Total interest-bearing liabilities(4)	$154,432	$2,900	1.88%	$167,684	$4,024	2.40%	$161,392	$6,029	3.74%
Non-interest bearing deposits(4)	14,267			12,523			10,772
Other liabilities(4)	6,097			5,696			5,939
Total liabilities from discontinued operations	448			149			149
Total liabilities	175,244			186,052			178,252
Stockholders’ equity(6)	24,941			26,606			25,278
Total liabilities and stockholders’ equity	$200,185			$212,658			$203,530
Net interest income/spread		$12,461	6.86%		$12,089	6.26%		$11,422	5.99%
Interest income to average earning assets			8.74%			8.66%			9.73%
Interest expense to average earning assets			1.65			2.16			3.36
Net interest margin			7.09%			6.50%			6.37%
_____________
(1)
Certain prior period amounts have been reclassified to conform to the current period presentation. Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for the first nine months of 2009 include only a partial impact from Chevy Chase Bank.

(2)	Past due fees included in interest income totaled approximately $1.1billion, $1.4 billion and $1.6 billion on a managed basis for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.
(4)	Based on continuing operations.
(5)	The U.K. deposit business, which was included in international deposits, was sold during the third quarter of 2009.
(6)	Includes a reduction of $2.9 billion recorded in January 1, 2010, in conjunction with the adoption of the new consolidation accounting guidance.

TABLE B—LOAN PORTFOLIO COMPOSITION

	December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
Reported loans held for investment:
Credit Card business:
Credit card loans:
Domestic credit card loans	$50,170	$13,374	$20,624	$17,447	$20,211
International credit card loans	7,513	2,229	2,872	3,657	3,207
Total credit card loans	57,683	15,603	23,496	21,104	23,418
Installment loans:
Domestic installment loans	3,679	6,693	10,131	10,474	7,381
International installment loans	9	44	119	355	638
Total installment loans	3,688	6,737	10,250	10,829	8,019
Total credit card business	61,371	22,340	33,746	31,933	31,437
Consumer Banking business:
Automobile	17,867	18,186	21,495	25,018	21,283
Home loans	12,103	14,893	10,098	11,562	3,419
Retail banking	4,413	5,135	5,604	5,659	4,482
Total consumer banking business	34,383	38,214	37,197	42,239	29,184
Total consumer loans	95,754	60,554	70,943	74,172	60,621
Commercial Banking business:
Commercial and multifamily real estate	13,396	13,843	13,303	12,414	891
Middle market	10,484	10,062	10,082	8,289	3,525
Specialty lending	4,020	3,555	3,547	2,948	—
Total commercial lending	27,900	27,460	26,932	23,651	4,416
Small-ticket commercial real estate	1,842	2,153	2,609	3,396	—
Total commercial banking business	29,742	29,613	29,541	27,047	4,416
Other:
Other loans(1)	451	452	534	586	31,475
Total reported loans held for investment	$125,947	$90,619	$101,018	$101,805	$96,512
Securitization adjustments:
Credit Card business:
Credit card loans:
Domestic credit card loans	$—	$39,827	$39,254	$39,833	$38,365
International credit card loans	—	5,951	5,729	7,645	7,906
Total credit card loans	—	45,778	44,983	47,478	46,271
Installment loans:
Domestic installment loans	—	406	936	1,969	2,899
Consumer Banking business:
Automobile	—	—	—	110	469
Total consumer banking business	—	—	—	110	469
Total securitization adjustments	$—	$46,184	$45,919	$49,557	$49,639
Managed loans held for investment:
Credit Card business:
Credit card loans:
Domestic credit card loans	$50,170	$53,201	$59,878	$57,280	$58,576
International credit card loans	7,513	8,180	8,601	11,302	11,113
Total credit card loans	57,683	61,381	68,479	68,582	69,689
Installment loans:
Domestic installment loans	3,679	7,099	11,067	12,443	10,280
International installment loans	9	44	119	355	638
Total installment loans	3,688	7,143	11,186	12,798	10,918
Total credit card business	61,371	68,524	79,665	81,380	80,607

	December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
Reported loans held for investment:
Consumer Banking business:
Automobile	17,867	18,186	21,495	25,128	21,752
Home loan	12,103	14,893	10,098	11,562	3,419
Retail banking	4,413	5,135	5,604	5,659	4,482
Total consumer banking business	34,383	38,214	37,197	42,349	29,653
Total consumer loans	95,754	106,738	116,862	123,729	110,260
Commercial Banking business:
Commercial and multifamily real estate	13,396	13,843	13,303	12,414	891
Middle market	10,484	10,062	10,082	8,289	3,525
Specialty lending	4,020	3,555	3,547	2,948	—
Total commercial lending	27,900	27,460	26,932	23,651	4,416
Small-ticket commercial real estate	1,842	2,153	2,609	3,396	—
Total commercial banking business	29,742	29,613	29,541	27,047	4,416
Other:
Other loans(1)	451	452	534	586	31,475
Total managed loans held for investment	$125,947	$136,803	$146,937	$151,362	$146,151
_____________
(1)	Includes the North Fork Bank acquisition in 2006, which were allocated to the appropriate loan categories in subsequent years.

TABLE C—DELINQUENCIES

	December 31,
	2010(2)		2009(2)		2008		2007		2006
(Dollars in millions)	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans	Loans	% of Total Loans
Reported:(1)
Loans held for investment	$125,947	100.00%	$90,619	100.00%	$101,018	100.00%	$101,805	100.00%	$96,512	100.00%
Delinquent loans:
30-59 days	$1,968	1.56%	$1,908	2.10%	$2,325	2.30%	$2,052	2.02%	$1,512	1.57%
60-89 days	1,064	0.84	985	1.09	1,094	1.08	869	0.86	563	0.58
90-119 days	559	0.44	356	0.39	410	0.41	290	0.28	210	0.22
120-149 days	446	0.35	190	0.21	230	0.23	195	0.19	167	0.17
150 or more days	393	0.31	164	0.18	194	0.19	155	0.15	114	0.12
Total	$4,430	3.52%	$3,603	3.98%	$4,253	4.21%	$3,561	3.50%	$2,566	2.66%
By geographic area:
Domestic	$3,998	3.38%	$3,460	3.82%	$4,107	4.07%	$3,433	3.37%	$2,461	2.55%
International	432	5.75	143	6.28	146	4.89	128	3.20	105	2.74
Total	$4,430	3.52%	$3,603	3.98%	$4,253	4.21%	$3,561	3.50%	$2,566	2.66%
Managed:(1)
Loans held for investment	$125,947	100.00%	$136,803	100.00%	$146,937	100.00%	$151,362	100.00%	$146,151	100.00%
Delinquent loans:
30-59 days	$1,968	1.56%	$2,623	1.92%	$2,987	2.03%	$2,738	1.81%	$2,130	1.46%
60-89 days	1,064	0.84	1,576	1.15	1,582	1.08	1,343	0.89	946	0.65
90-119 days	559	0.44	895	0.65	817	0.60	681	0.45	521	0.41
120-149 days	446	0.35	660	0.48	569	0.39	513	0.34	412	0.28
150 or more days	393	0.31	568	0.42	476	0.32	429	0.28	323	0.22
Total	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%	$5,704	3.77%	$4,332	2.96%
By geographic area:
Domestic	$3,998	3.38%	$5,783	4.23%	$5,915	4.03%	$5,112	3.34%	$3,743	3.18%
International	432	5.75	539	6.55	516	5.92	592	5.08	589	5.02
Total	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%	$5,704	3.77%	$4,332	2.96%
_____________
(1)
Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. In accordance with our finance charge and fee revenue recognition policy, amounts billed but not included in revenue totaled $950 million, $2.1 billion, $1.9 billion, $1.1 billion and $0.9 billion in 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
The Chevy Chase Bank acquired loan portfolio is included in loans held for investment, but excluded from delinquent loans as these loans are considered performing in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. As of December 31, 2010 and 2009, the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $199 million and $294 million, respectively. For loans 90+ days past due, see Table D—Nonperforming Assets.

TABLE D—NONPERFORMING ASSETS

	December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
Nonperforming loans held for investment: (1) (2)
Consumer Banking business:
Automobile	$99	$143	$165	$157	$87
Home loan	486	323	104	98	55
Retail banking(3)	145	121	150	58	—
Total consumer banking business	730	587	419	313	142
Commercial Banking business:
Commercial and multifamily real estate	276	429	142	29	14
Middle market	133	104	39	29	11
Specialty lending	48	74	37	6	—
Total commercial lending	457	607	218	64	25
Small-ticket commercial real estate	38	95	167	16	—
Total commercial banking business	495	702	385	80	25
Total nonperforming loans held for investment	1,225	1,289	804	393	167
Other nonperforming assets:
Foreclosed property(4)	306	234	89	48	16
Repossessed assets	20	24	66	57	31
Total nonperforming assets	$1,551	$1,547	$959	$498	$214
Nonperforming loans as a percentage of loans held for investment(2)	0.97%	0.94%	0.80%	0.39%	0.17%
Nonperforming assets as a percentage of loans held for investment plus total other nonperforming assets(2)	1.23%	1.13%	0.95%	0.49%	0.22%
____________
(1)
The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans in each loan category divided by the total outstanding unpaid principal balance of loans held for investment in each loan category. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(2)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank.  However, we do not report loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank, for commercial and multifamily real estate, middle market, total commercial banking, home loans, retail banking, total consumer banking, and total nonperforming loans held for investment were 2.11%, 1.30%, 1.69%, 6.67%, 2.16%, 2.30% and 1.02%, respectively, as of December 31, 2010, compared with 3.18%, 1.07%, 2.43%, 3.75%, 1.78%, 1.75%, and 0.99%, respectively, as of December 31, 2009. The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 1.29% and 1.19% as of December 31, 2010 and 2009, respectively.

(3)	Other loans are included in retail banking for all years presented.
(4)	Includes $201 million and $154 million of foreclosed properties related to loans acquired from Chevy Chase Bank, as of December 31, 2010 and 2009, respectively.

TABLE E—NET CHARGE-OFFS(1)

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
Reported:
Average loans held for investment(2)	$128,526	$99,787	$98,971	$93,542	$63,577
Net charge-offs	6,651	4,568	3,478	1,961	1,407
Net charge-offs rate(3)	5.18%	4.58%	3.51%	2.10%	2.21%
Managed:
Average loans held for investment(2)	$128,622	$143,514	$147,812	$144,727	$111,329
Net charge-offs	6,657	8,421	6,425	4,162	3,158
Net charge-off rate(3)	5.18%	5.87%	4.35%	2.88%	2.84%
_____________
(1)
Net charge-offs reflect charge-offs, net of recoveries, related to our total loan portfolio, which we previously referred to as our “managed” loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

(2)
The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $6.3 billion and $6.8 billion for the years ended December 31, 2010 and 2009, respectively.

(3)	Calculated for each loan category by dividing annualized net charge-offs for the period divided by average loans held for investment during the period.

TABLE F—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
Balance at beginning of period, as reported	$4,127	$4,524	$2,963	$2,180	$1,790
Impact from January 1, 2010 adoption of new consolidation accounting standards	4,317 (1)	—	—	—	—
Balance at beginning of period, as adjusted	$8,444	$4,524	$2,963	$2,180	$1,790
Provision for loan and lease losses	3,907	4,230	5,101	2,717	1,477
Charge-offs:
Domestic credit card and installment	(6,020)	(3,050)	(2,244)	(1,315)	(1,576)
International credit card and installment	(761)	(284)	(255)	(253)	(249)
Consumer banking	(898)	(1,357)	(1,396)	(965)	(93)
Commercial banking	(444)	(444)	(87)	(17)	(5)
Other loans	(115)	(207)	(169)	(31)	(9)
Total charge-offs	(8,238)	(5,342)	(4,151)	(2,581)	(1,932)
Recoveries:
Domestic credit card and installment	1,113	447	425	393	450
International credit card and installment	169	52	65	72	68
Consumer banking	243	263	178	151	27
Commercial banking	54	10	4	4	—
Other loans	8	2	1	—	2
Total recoveries	1,587	774	673	620	547
Net charge-offs	(6,651)	(4,568)	(3,478)	(1,961)	(1,385)
Impact from acquisitions, sales and other changes(2)	(72)	(59)	(62)	27	298
Balance at end of period	$5,628	$4,127	$4,524	$2,963	$2,180
Allowance for loan and lease losses as a percentage of loans held for investment	4.47%	4.55%	4.48%	2.91%	2.26%
Allowance for loan and lease losses by geographic distribution:
Domestic	$5,168	$3,928	$4,331	$2,754	$1,950
International	460	199	193	209	230
Total	$5,628	$4,127	$4,524	$2,963	$2,180
Allowance for loan and lease losses by loan category:
Domestic card	$3,581	$1,927	$2,544	$1,429	$1,065
International card	460	199	193	209	230
Consumer banking	675	1,076	1,314	1,005	631
Commercial banking	826	785	301	153	32
Other (3)	86	140	172	167	222
Total	$5,628	$4,127	$4,524	$2,963	$2,180
_____________
(1)	Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.
(2)
Includes a reduction in our allowance for loan and lease losses of $73 million during the first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

(3)	Includes the North Fork Bank acquisition in 2006, which were allocated to the appropriate loan categories in subsequent years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Market Risk Management.”

Item 8.	Financial Statements and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share data)	2010	2009	2008
Interest income:
Loans held for investment, including past-due fees	$13,934	$8,757	$9,460
Investment securities	1,342	1,610	1,224
Other	77	297	428
Total interest income	15,353	10,664	11,112
Interest expense:
Deposits	1,465	2,093	2,512
Securitized debt obligations	809	282	550
Senior and subordinated notes	276	260	445
Other borrowings	346	332	456
Total interest expense	2,896	2,967	3,963
Net interest income	12,457	7,697	7,149
Provision for loan and lease losses	3,907	4,230	5,101
Net interest income after provision for loan and lease losses	8,550	3,467	2,048
Non-interest income:
Servicing and securitizations	7	2,280	3,385
Service charges and other customer-related fees	2,073	1,997	2,232
Interchange fees	1,340	502	562
Total other-than-temporary losses	(128)	(287)	(11)
Less: Non-credit component of other-than-temporary losses recorded in AOCI	63	255	0
Net other-than-temporary impairment losses recognized in earnings	(65)	(32)	(11)
Other	359	539	576
Total non-interest income	3,714	5,286	6,744
Non-interest expense:
Salaries and associate benefits	2,594	2,478	2,336
Marketing	958	588	1,118
Communications and data processing	693	740	756
Supplies and equipment	520	500	520
Occupancy	486	451	377
Restructuring expense(1)	0	119	134
Other	2,683	2,541	2,969
Total non-interest expense	7,934	7,417	8,210
Income from continuing operations before income taxes	4,330	1,336	582
Income tax provision	1,280	349	497
Income from continuing operations, net of tax	3,050	987	85
Loss from discontinued operations, net of tax	(307)	(103)	(131)
Net income	2,743	884	(46)
Preferred stock dividends	0	(564)	(33)
Net income (loss) available to common stockholders	$2,743	$320	$(79)
Basic earnings per common share:
Income from continuing operations	$6.74	$0.99	$0.14
Loss from discontinued operations	(0.67)	(0.24)	(0.35)
Net income (loss) per basic common share	$6.07	$0.75	$(0.21)
Diluted earnings per common share:
Income from continuing operations	$6.68	$0.98	$0.14
Loss from discontinued operations	(0.67)	(0.24)	(0.35)
Net income (loss) per diluted common share	$6.01	$0.74	$(0.21)
Dividends paid per common share	$0.20	$0.53	$1.50
____________
(1)	In 2009, we completed the restructuring of operations that was initiated in 2007 to reduce expenses and improve our competitive cost position.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share data)	2010	2009
Assets:
Cash and due from banks	$2,067	$3,100
Interest-bearing deposits with banks	2,776	5,043
Federal funds sold and securities purchased under agreements to resell	406	542
Cash and cash equivalents	5,249	8,685
Restricted cash for securitization investors	1,602	501
Investment in securities:
Available for sale, at fair value	41,537	38,830
Held to maturity, at amortized cost	0	80
Total investment in securities	41,537	38,910
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	71,921	75,097
Restricted loans for securitization investors	54,026	15,522
Total loans held for investment	125,947	90,619
Less: Allowance for loan and lease losses	(5,628)	(4,127)
Net loans held for investment	120,319	86,492
Loans held for sale, at lower-of-cost-or-fair value	228	268
Accounts receivable from securitizations	118	7,128
Premises and equipment, net	2,749	2,736
Interest receivable	1,070	936
Goodwill	13,591	13,596
Other	11,040	10,394
Total assets	$197,503	$169,646
Liabilities:
Interest payable	$488	$509
Customer deposits
Non-interest bearing deposits	15,048	13,439
Interest bearing deposits	107,162	102,370
Total customer deposits	122,210	115,809
Securitized debt obligations	26,915	3,954
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,517	1,140
Senior and subordinated notes	8,650	9,045
Other borrowings	4,714	6,875
Total other debt	14,881	17,060
Other liabilities	6,468	5,724
Total liabilities	170,962	143,056
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 504,801,064 and 502,394,396 issued as of December 31, 2010 and 2009, respectively	5	5
Paid-in capital, net	19,084	18,955
Retained earnings	10,406	10,727
Accumulated other comprehensive income	248	83
Less: Treasury stock, at cost; 47,787,697 and 47,224,200 shares as of December 31, 2010 and 2009, respectively	(3,202)	(3,180)
Total stockholders’ equity	26,541	26,590
Total liabilities and stockholders’ equity	$197,503	$169,646

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred	Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury	Total Stockholders’
(Dollars in millions, except per share data)	Shares	Amount	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance as of December 31, 2009	502,394,396	$5	$0	$18,955	$10,727	$83	$(3,180)	$26,590
Cumulative effect from January 1, 2010 adoption of new consolidation accounting standards, net of taxes					(2,957)	(16)		(2,973)
Cumulative effect from July 1, 2010 adoption of new embedded credit derivatives accounting standard,					(16)			(16)
Comprehensive income:
Net income					2,743			2,743
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of taxes of $48 million						134		134
Other-than-temporary impairment not recognized in earnings on securities, net of taxes of $27 million						49		49
Foreign currency translation adjustments						(10)		(10)
Unrealized gains in cash flow hedge instruments, net of taxes of $5 million						8		8
Other comprehensive income						181		181
Total comprehensive income								2,924
Cash dividends—common stock $.20 per share					(91)			(91)
Purchases of treasury stock							(22)	(22)
Issuances of common stock and restricted stock, net of forfeitures	1,823,652			30				30
Exercise of stock options and tax benefits of exercises and restricted stock vesting	583,016			3				3
Compensation expense for restricted stock awards and stock options				96				96
Balance as of December 31, 2010	504,801,064	$5	$0	$19,084	$10,406	$248	$(3,202)	$26,541

See Notes to Consolidated Financial Statements.

 CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred	Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury	Total Stockholders’
(Dollars in millions, except per share data)	Shares	Amount	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance as of December 31, 2008	438,434,235	$4	$3,096	$17,278	$10,621	$(1,222)	$(3,166)	$26,611
Comprehensive income:
Net income					884			884
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of taxes of $520 million						996		996
Postretirement benefit plan adjustments, net of taxes of $7 million						13		13
Net change in foreign currency translation adjustments						202		202
Net unrealized gains related to cash flow hedge relationships, net of taxes of $61 million						94		94
Other comprehensive income						1,305		1,305
Total comprehensive income								2,189
Cash dividends—common stock $0.53 per share					(214)			(214)
Cash dividends—preferred stock 5% per annum			(23)		(82)			(105)
Purchases of treasury stock							(14)	(14)
Issuances of common stock and restricted stock, net of forfeitures	61,041,008	1		1,535				1,536
Exercise of stock options and tax benefits of exercises and restricted stock vesting	358,552			(6)				(6)
Accretion of preferred stock discount			34		(34)			0
Redemption of preferred stock			(3,107)		(448)			(3,555)
Compensation expense for restricted stock awards and stock options				116				116
Issuance of common stock for acquisition	2,560,601			31				31
Allocation of ESOP shares				1				1
Balance as of December 31, 2009	502,394,396	$5	$0	$18,955	$10,727	$83	$(3,180)	$26,590

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred	Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury	Total Stockholders’
(Dollars in millions, except per share data)	Shares	Amount	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance as of December 31, 2007	419,224,900	$4	$0	$15,860	$11,268	$315	$(3,153)	$24,294
Cumulative effect from January 1, 2008 adoption of amended accounting principles related to postretirement benefit plans, net of taxes						(1)		(1)
Comprehensive income:
Net loss					(46)			(46)
Other comprehensive income (loss), net of tax:
Unrealized losses on securities, net of taxes of $421 million						(806)		(806)
Postretirement benefit plan adjustments, net of taxes of $55 million						(75)		(75)
Net change in foreign currency translation adjustments						(603)		(603)
Net unrealized losses related to cash flow hedge relationships, net of taxes of $28 million						(52)		(52)
Other comprehensive loss						(1,536)		(1,536)
Total comprehensive loss								(1,582)
Cash dividends—common stock $1.50 per share					(568)			(568)
Cash dividends—preferred stock 5% per annum			23		(23)			0
Purchase of treasury stock							(13)	(13)
Issuances of common stock and restricted stock, net of forfeitures	17,290,281			767				767
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,919,054			59				59
Issuance of preferred stock and warrants			3,063	492				3,555
Accretion of preferred stock discount			10		(10)			0
Compensation expense for restricted stock awards and stock options				95				95
Allocation of ESOP shares				5				5
Balance as of December 31, 2008	438,434,235	$4	$3,096	$17,278	$10,621	$(1,222)	$(3,166)	$26,611
See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Operating activities:
Income from continuing operations, net of tax	$3,050	$987	$85
Loss from discontinued operations, net of tax	(307)	(103)	(131)
Net income (loss)	2,743	884	(46)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	3,907	4,230	5,101
Depreciation and amortization, net	582	683	692
Net gains on sales of securities available for sale	(141)	(218)	(14)
Goodwill impairment	0	0	811
Gains on sales of auto loans			(2)
Gains on extinguishment/repurchase of debt/senior notes	0	0	(54)
Net gains on deconsolidation	(177)	0	0
Loans held for sale:
Transfers in and originations	(180)	(1,194)	(1,949)
(Gains) losses on sales	(1)	0	(31)
Proceeds from sales	241	1,228	2,211
Stock plan compensation expense	149	146	112
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
(Increase) decrease in interest receivable	(137)	(108)	11
(Increase) decrease in accounts receivable from securitizations(1)	(475)	(2,015)	(1,625)
(Increase) decrease in other assets(1)	1,432	339	(3,108)
Increase (decrease) in interest payable	(21)	(167)	45
Increase (decrease) in other liabilities(1)	(133)	(1,709)	1,203
Net cash provided by (used in) operating activities attributable to discontinued operations	353	(17)	126
Net cash provided by operating activities	8,142	2,082	3,483
Investing activities:
Increase in restricted cash for securitization investors(1)	2,897	727	0
Purchases of securities available for sale	(26,378)	(27,827)	(21,698)
Proceeds from paydowns and maturities of securities available for sale	11,567	9,541	6,676
Proceeds from sales of securities available for sale	12,466	13,410	2,628
Proceeds from securitizations of loans	0	12,068	10,047
Proceeds from sale of interest-only bonds	57	0	0
Net (increase) decrease in loans held for investment(1)	2,607	1,934	(13,588)
Principal recoveries of loans previously charged off	1,587	774	673
Additions of premises and equipment	(340)	(243)	(356)
Net cash provided by companies acquired	0	778	0
Net cash provided by investing activities attributable to discontinued operations	0	0	12
Other decrease in investing activities	0	0	(3)
Net cash provided by (used in) investing activities	4,463	11,162	(15,609)
Financing activities:
Net increase (decrease) in deposits	6,401	(6,369)	25,860
Net decrease in securitized debt obligations	(21,385)	(3,557)	(5,557)
Net decrease in other borrowings(1)	(293)	(2,356)	(6,373)
Maturities of senior notes	(666)	(1,447)	(1,802)
Repurchase of senior notes	0	0	(1,121)
Redemptions of acquired debt and noncontrolling interests	0	(464)	0
Issuance of senior and subordinated notes and junior subordinated debentures	0	4,500	0
Purchases of treasury stock	(22)	(14)	(13)
Dividends paid on common stock	(91)	(214)	(568)
Dividends paid on preferred stock	0	(105)	0
Net proceeds from issuances of common stock	30	1,536	772
Net (payments)/proceeds from issuance/(redemption) of preferred stock and warrants	0	(3,555)	3,555
Proceeds from share-based payment activities	3	(6)	59
Net cash provided by (used in) financing activities attributable to discontinued operations	(18)	1	(16)
Net cash provided by (used in) financing activities	(16,041)	(12,050)	14,796
Increase in cash and cash equivalents	(3,436)	1,194	2,670
Cash and cash equivalents at beginning of the period	8,685	7,491	4,821
Cash and cash equivalents at end of the period	$5,249	$8,685	$7,491
Supplemental cash flow information:
Non-cash items:
Cumulative effect from adoption of new consolidation accounting standards	$2,973	$0	$0
____________
(1)	Excludes the initial impact from the January 1, 2010 adoption of the new consolidation standards.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS

NOTE 1— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, which was established in 1995, is a diversified financial services holding company headquartered in McLean, Virginia.  Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries include Capital One Bank (USA), National Association (“COBNA”) and Capital One, National Association (“CONA”). The Company and its subsidiaries are hereafter collectively referred to as “we”, “us” or “our.”  CONA and COBNA are hereafter collectively referred to as the “Banks.” As one of the top 10 largest banks in the United States based on deposits, we serve banking customers through branch locations primarily in New York, New Jersey, Texas, Louisiana, Maryland, Virginia and the District of Columbia.  In addition to bank lending and depository services, we offer credit and debit card products, mortgage banking and treasury management services. We offer our products outside of the United States principally through operations in the United Kingdom and Canada.

Our principal operations are currently organized into three primary business segments, which are defined based on the products and services provided, or the type of customer served:  Credit Card, Consumer Banking and Commercial Banking.

•
Credit Card: Consists of our domestic consumer and small business card lending, domestic small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer home loan lending and servicing activities.

•	Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers.

Certain activities that are not part of a segment are included in the “Other” category.  The results of our individual businesses are prepared based on our internal management accounting system and reflect the manner in which management measures and evaluates performance.  The accounting policies with respect to activities specifically attributable to each business segment are generally the same as those used in preparation of our consolidated financial statements.  However, the preparation of business line results requires management to allocate funding costs and benefits, expenses and other financial elements to each line of business.  For details of our business segment accounting policies, allocation methodologies and business segment results, see “Note 20—Business Segments.”

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements.  While management makes its best judgment, actual amounts or results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period presentation. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

Voting Interest Entities

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that give them the power to make significant decisions relating to the entity’s operations.  The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest.  Accordingly, we consolidate our majority-owned subsidiaries and other voting interest entities in which we hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through other contractual rights.

Investments in entities where we do not have a controlling financial interest but we have significant influence over the entity’s financial and operating decisions (generally defined as owning a voting interest of 20% to 50%) are accounted for under the equity method.  If we own less than 20% of a voting interest entity, we generally carry the investment at cost, except marketable equity securities, which we carry at fair value with changes in fair value included in accumulated other comprehensive income.  We typically report investments accounted for under the equity or cost method in other assets on our consolidated balance sheets, and include our share of income or loss in other non-interest income in our consolidated statements of income.

Variable Interest Entities (“VIEs”)

VIEs are entities that lack one or more of the characteristics of a voting interest entity.  Either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the equity investors do not have the characteristics of a controlling financial interest.  The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

Prior to January 1, 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE based on an analysis of projected probability-weighted cash flows.  On January 1, 2010, we implemented new consolidation accounting guidance that amended several key consolidation provisions related to VIEs. The new guidance eliminated the concept of qualified special purpose entities (“QSPEs”), which were previously exempt from consolidation, and introduced a new framework for determining the primary beneficiary of a VIE. Under the new guidance, the primary beneficiary is the entity that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  The new consolidation guidance also requires companies to continually reassess whether they are the primary beneficiary of a VIE, whereas the previous rules only required reconsideration upon the occurrence of certain triggering events.  We discuss the impact from the adoption of the new consolidation accounting guidance below under “Special Purpose Entities and Variable Interest Entities.”

In determining whether we are the primary beneficiary of a VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE, such as our role in establishing the VIE and our ongoing rights and responsibilities; our economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE; the design of the VIE, including the capitalization structure, subordination of interests, payment priority, relative share of interests held across various classes within the VIE’s capital structure and the reasons why the interests are held by us.

We perform on-going reassessments of whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework and whether changes in the facts and circumstances regarding our involvement with a VIE result in a change in our  consolidation conclusion regarding the VIE to change. Our reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks, all of which, if applicable, have stated maturities of three months or less when acquired. Cash payments for interest expense totaled $2.9 billion, $3.1 billion and $4.0 billion in 2010, 2009 and 2008, respectively. Cash payments for income taxes totaled $0.3 billion, $0.4 billion and $1.2 billion in 2010, 2009 and 2008, respectively.

Resale and Repurchase Agreements

Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government and agency obligations, are generally not accounted for as sales but as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold, plus accrued interest. We receive securities purchased under agreements to resell, make delivery of securities sold under agreements to repurchase, continually monitor the market value of these securities and deliver or obtain additional collateral as appropriate.

Investment Securities

Our investment securities consist primarily of fixed-income debt securities and equity securities.  We regularly evaluate our securities whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary.  Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and other-than-temporary impairment writedowns. We discuss the techniques we use in determining the fair value of our investment securities in “Note 19—Fair Value of Financial Instruments.”  We discuss our assessment of and accounting for other-than-temporary impairment in “Note 4—Investment Securities.”  Unamortized premiums and discounts on our investment securities are recognized in interest income over the contractual life of the security using the interest method.  Realized gains and losses from the sales of debt securities are determined on a trade date basis using the specific identification method and included in non-interest income.

Investment Securities Classification

We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.  The accounting and measurement framework for our investment securities differs depending on the security classification.  The classification criteria and accounting and measurement framework for our investment securities are described below.

Securities Available for Sale

We classify securities that we intend to hold for an indefinite period of time and may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons as available for sale. Available-for-sale securities are carried at fair value with unrealized net gains or losses, net of taxes, recorded in accumulated other comprehensive income in stockholders’ equity.  All of our investment securities were classified as available for sale as of December 31, 2010.

Securities Held to Maturity

We classify securities that we have the intent and ability to hold until maturity as held to maturity.  Held-to-maturity securities are carried at amortized cost.  In connection with the acquisition of Chevy Chase Bank, F.S.B. ("Chevy Chase Bank"), certain investment securities were classified as held to maturity at the date of our acquisition.  We currently do not have any securities classified as held to maturity, although we may elect to do so in the future.

Loans

Our loan portfolio consists of credit card, other consumer and commercial loans.  Other consumer loans consist of automobile, home, and retail banking loans.  Commercial loans consist of commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate loans.  We historically have securitized credit card loans, auto loans, home loans and installment loans through trusts we established to purchase the loans; however, we did not securitize any loans during 2010. The primary purposes of these securitization transactions were to satisfy investor demand and generate liquidity.  Prior to January 1, 2010, the transfers of these loans to securitization trusts were generally accounted for as sales and the sold assets were removed from our consolidated balance sheets, which resulted in favorable regulatory capital treatment.  As a result of our January 1, 2010 adoption of the new consolidation accounting standards, we have consolidated these securitization trusts. The loans underlying consolidated trusts are reported on our consolidated balance sheet under restricted loans for securitization investors.

Loan Classification

We classify loans as held for investment or held for sale based on our investment strategy and management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity.  Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, including economic, liquidity and capital conditions.  The accounting and measurement framework for loans differs depending on the loan classification and whether the loans are originated or purchased. The accounting for purchased loans also differs depending on whether the loan is considered credit-impaired at the date of acquisition.  The classification criteria and accounting and measurement framework for loans held for investment, loans held for sale and purchased-credit impaired loans are described below.

Loans Held for Investment

Loans that we have the ability and intent to hold for the foreseeable future or to maturity and loans associated with on-balance sheet securitization transactions accounted for as secured borrowings are classified as held for investment.  The substantial majority of our loans, which include unrestricted loans and restricted loans for securitization investors, are classified as held for investment.

Credit card loans classified as held for investment are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of billed interest and fees deemed uncollectible.  Other loans classified as held for investment, except for purchased credit-impaired loans, are reported at amortized cost.  Amortized cost is measured based on the outstanding unpaid principal amount, net of unearned income, unamortized deferred fees and costs and charge-offs.  We generally defer certain loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees and recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the level yield interest method.   Interest income is recognized on loans held for investment, other than purchased credit-impaired loans, on an accrual basis. We establish an allowance for loan losses for probable losses inherent in our held for investment loan portfolio as of each balance sheet date.

Cash flows related to unrestricted loans held for investment are included in cash flows from investing activities in our consolidated statements of cash flows regardless of a subsequent change in intent.  Because our securitization transactions are accounted for under the new consolidation accounting standards as secured borrowings, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities in our consolidated statement of cash flows beginning in 2010.

Loans Held for Sale

Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. We historically classified credit card loans necessary to support new securitization transactions expected to take place in the next three months as held for sale.  Management limited the timeframe in which it believed it could reasonably estimate the amount of existing credit card loans to support securitization transactions to three months because of the uncertainity of customer repayment behavior and the revolving nature of credit cards.

Loans classified as held for sale are reported at the lower of amortized cost or fair value as determined on an aggregate homogeneous portfolio basis, with any write-downs or recoveries in fair value up to the amortized cost recorded in our consolidated statements of income as a component of other non-interest income.  We recognize interest on loans held for sale classified as performing on an accrual basis. Because loans held for sale are reported at lower of cost or fair value, an allowance for loan losses is not established for loans held for sale. The fair value of loans held for sale is estimated based on secondary market prices for loan portfolios with similar characteristics.

In certain circumstances, we may transfer loans to/from held for sale or held for investment based on a change in strategy.  We transfer these loans at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer.  Write-downs on loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

We execute whole loan sales with either servicing rights released to the buyer or retained.  When loans are sold and the servicing rights are released to the buyer, the gain or loss recognized on the sale is calculated based on the difference between the proceeds received and the carrying value of the loans sold.  When loans are sold and the servicing rights are retained, the fair value attributed to the retained servicing rights impacts the gain or loss recognized on the sale. We report gains or losses on loans held for sale when realized in other non-interest income.

Loans Acquired

All purchased loans, including loans transferred in a business combination, acquired on or after January 1, 2009, are initially recorded at fair value at the date of acquisition based on the present value of cash flows expected to be collected.  Accordingly, any related allowance for loan losses cannot be carried over or established at acquisition. Prior to January 1, 2009, non-impaired purchased loans aquired in a business combination were generally recorded at the present value of amounts received, determined at appropriate current interest rates, less allowances for uncollectibility and collection costs, if necessary.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are considered purchased credit impaired (“PCI”) loans.  Evidence of credit deterioration as of the acquisition date may include statistics such as delinquency and accrual status; current loan-to-value ratio; the geographic location of the borrower or collateral and internal risk ratings.  In connection with the acquisition of Chevy Chase Bank on February 27, 2009, we concluded that the substantial majority of loans we acquired from Chevy Chase Bank were PCI.  See “Note 2—Acquisitions and Restructuring Activities” and “Note 5—Loans” for additional information.

In determining the fair value of purchased credit-impaired loans at acquisition, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments.  We then estimate the undiscounted cash flows we expect to collect. We incorporate several key assumptions to estimate cash flows expected to be collected, including default rates, loss severities and the amount and timing of prepayments.  We calculate the fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value.  Purchasers are permitted to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between contractually required payments due and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loan.  The excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loan, or pool of loans, using the effective yield method.

Subsequent to acquisition, we complete quarterly evaluations of expected cash flows.  Decreases in expected cash flows attributable to credit will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield through a reclassification from the nonaccretable difference.  The adjusted accretable yield is recognized in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower, and foreclosure of the collateral result in removal of the loan from the purchased credit-impaired loan portfolio at its carrying amount.

Because the initial fair value of  PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, we separately track and report PCI loans and exclude these loans from our delinquency and nonperforming loan statistics.  Even though substantially all of these loans are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield that is accreted into interest income over the estimated life of the purchased credit-impaired loans using the effective yield method.

For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition we recognize the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income  over the life of the loans using the effective yield method.

Loan Modifications and Restructurings

As part of our loss mitigation efforts, we may make loan modifications that are intended to minimize the economic loss and to avoid the need for foreclosure or repossession of collateral.  We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term loan performance and collectability.  Our modifications typically include a reduction in the borrower’s initial monthly or quarterly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both.  For credit card loan agreements, such modifications may include canceling the customer’s available line of credit on the credit card, reducing the interest rate on the card, and placing the customer on a fixed payment plan not exceeding 60 months. These modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.  In some cases, we may curtail the amount of principal owed by the borrower.

A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for as a troubled debt restructuring (“TDR”).  We describe our accounting for and measurement of impairment on restructured loans below under “Impaired Loans.”  See “Note 5—Loans” for additional information on our loan modifications and restructurings.

Delinquent and Nonperforming Loans

The entire balance of a loan is considered contractually delinquent if the minimum required payment  is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement.  Delinquency is reported on loans that are 30 are more days past due.  Interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. We generally place loans on nonaccrual status when we believe the collectability of interest and principal is not reasonably assured.

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty.  We do not report loans accounted for under the fair value option and loans held for sale as nonperforming.

Our policies for classifying loans as nonperforming, by loan category, are as follows:

•
Credit card loans:  As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off.  When we do not expect full payment of billed finance charges and fees, we reduce the balance of the credit card account by the estimated uncollectible portion of any billed finance charges and fees and exclude this amount from revenue.

•
Consumer loans: We classify other non-credit card consumer loans as nonperforming at the earlier of the date when we determine that the collectability of interest or principal on the loan is not reasonably assured or in the period in which the loan becomes 90 days past due for automobile and mortgage loans, 180 days past due for unsecured small business revolving lines of credit and 120 days past due for all other non-credit card consumer loans, including installment loans.

•
Commercial loans: We classify commercial loans as nonperforming at the earlier of the date we determine that the collectability of interest or principal on the loan is not reasonably assured or in the period that the loan becomes 90 days past due.

•
Modified loans and troubled debt restructurings:  Modified loans, including TDRs, that are current at the time of the restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming and placed on nonaccrual status until the borrower demonstrates a sustained period of performance over several payment cycles, generally six months of consecutive payments, under the modified terms of the loan.

•
Purchased credit-impaired loans:  PCI loans primarily include loans acquired from Chevy Chase Bank, which we recorded at fair value at acquisition.  Because the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, our subsequent accounting for PCI loans differs from the accounting for non-PCI loans.  We therefore separately track and report PCI loans and exclude these loans from our delinquency and nonperforming loan statistics.

Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against earnings.  In addition, the amortization of net deferred loan fees is suspended.  Interest and fee income is subsequently recognized only upon the receipt of cash payments.  However, if there is doubt regarding the ultimate collectability of loan principal, all cash received is applied against the principal balance of the loan. Nonaccrual loans are generally returned to accrual status when all principal and interest is current and repayment of the remaining contractual principal and interest is reasonably assured or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired. Income recognition on impaired loans is consistent with that of nonaccrual loans discussed above under “Delinquent and Nonperforming Loans.”

Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans.  Our policies for reporting loans as individually impaired, by loan category, are as follows:

•	Credit card loans: Credit card loans that have been modified in a troubled debt restructuring are accounted for and reported as individually impaired.

•	Consumer loans: Consumer loans that have been modified in a troubled debt restructuring are accounted for and reported as individually impaired.

•	Commercial loans: Commercial loans classified as nonperforming and commercial loans that have been modified in a troubled debt restructuring are reported as impaired.

•	Purchased credit-impaired loans: We track and report PCI loans separately from other impaired loans.

We do not report nonperforming consumer loans that have not been modified in a TDR as individually impaired, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance.  Held for sale loans are also not reported as impaired, as these loans are recorded at lower of cost or fair value.

All individually impaired loans are evaluated for an asset-specific allowance.  Once a loan is modified in a troubled debt restructuring, the loan is generally considered impaired until maturity regardless of whether the borrower performs under the modified terms.  Although the loan may be returned to accrual status if the criteria above under “Delinquent and Nonperforming Loans” are met, the loan would continue to be evaluated for an asset-specific allowance for loan losses and we would continue to report the loan as impaired.

We generally measure impairment and the related asset-specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification or the loan’s observable market price. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows.  Loans are identified as collateral dependent if we believe that collateral is the sole source of repayment.

If the fair value of the loan is less than the recorded investment, we recognize impairment by establishing an allowance for the loan or by adjusting an allowance for the impaired loan. See “Note 6—Allowance for Loan and Lease Losses” for additional information on the asset-specific component of our allowance.

Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs.  Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans, which varies based on the loan type, is presented below.

•
Credit card loans:  We generally charge-off credit card loans when the account is 180 days past due from the statement cycle date. Credit card loans in bankruptcy are charged-off within 30 days of receipt of a complete bankruptcy notification from the bankruptcy court, except for U.K. credit card loans, which are charged-offs within 60 days. Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.

•
Consumer loans: We generally charge-off consumer loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for mortgage loans and unsecured small business lines of credit and 120 days for auto and other non-credit card consumer loans.  We calculate the charge-off amount for mortgage loans based on the difference between our recorded investment in the loan and the fair value of the underlying property and estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for declines in home values below our initial fair value and selling cost estimate at the date mortgage loans are charged-off.  Consumer loans in bankruptcy, except for auto and mortgage loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court.  Auto and mortgage loans in bankruptcy are charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date or in the period the loan becomes 120 days past due for auto loans and 180 days past due for mortgage loans regardless of the banruptcy notification date. Consumer loans of deceased account holders are charged-off within 60 days of receipt of notification.

•	Commercial loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•
Purchased credit-impaired loans:  We do not record charge-offs on PCI loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component.  We record charge-offs on purchased credit-impaired loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

Foreclosed Property and Repossessed Assets

Foreclosed property and repossessed assets are comprised of any asset or property acquired through loan restructurings, workouts, foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure.  Acquired property may include commercial and residential real estate properties or personal property, such as autos.

Upon repossession of property acquired in satisfaction of a loan, we reclassify the loan to repossessed assets and record the acquired property at the lower of the recorded investment in the loan or the estimated fair value of the underlying collateral less estimated selling costs.  We estimate fair values primarily based on appraisals, when available, or quoted market prices on liquid assets. Anticipated recoveries from private mortgage insurance and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. When the anticipated future cash flows associated with a loan are less than its net carrying value, a charge-off is recognized against the allowance for loan losses.

We regularly evaluate the fair value of acquired property and subsequently record at the lower of the amount recorded at acquisition or the current fair value less estimated disposition costs. Any valuation adjustments on acquired property or gains or losses realized from disposition of the property are reflected in non-interest expense.

Foreclosed property and repossessed assets, which we report in our consolidated balance sheet under other assets, totaled $306 million and $20 million, respectively, as of December 31, 2010, compared with $234 million and $24 million, respectively, as of December 31, 2009.

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (“the allowance”) that represents management’s best estimate of incurred loan and lease credit losses inherent in our held-for-investment portfolio as of each balance sheet date.  We do not maintain an allowance for held-for-sale loans or purchased-credit impaired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component.  The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs.  The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs.   Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added.

In determining the allowance for loan and lease losses, we disaggregate loans in our portfolio with similar credit risk characteristics into portfolio segments.   Management performs quarterly analysis of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolio and for loans within each of these portfolios that we identify as individually impaired. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process:  (1) a formula-based component for loans collectively evaluated for impairment; (2) an asset-specific component for individually impaired loans; and (3) a component related to purchased credit-impaired loans that have experienced significant decreases in expected cash flows subsequent to acquisition.

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, divided into four primary portfolio segments:  credit card loans, auto loans, residential home loans and retail banking loans.  Each of these portfolios is further divided by our business units into pools based on common risk characteristics, such as origination year, contract type, interest rate and geography, that are collectively evaluated for impairment. The commercial loan portfolio is primarily composed of larger-balance, non-homogeneous loans.  These loans are subject to individual reviews that result in risk ratings.  In assessing the risk rating of a particular loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that loan.

The formula-based component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation. Because of the homogenous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses. Loss forecast models are utilized to estimate incurred losses and consider several portfolio indicators including, but not limited to, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment and credit bureau scores, and general economic and business trends. Management believes these factors are relevant in estimating incurred losses and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our consumer loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.

The formula-based component of the allowance for commercial loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, supplemented by management judgment and interpretation. We apply internal risk ratings to commercial loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (default rate) and loss given default (loss severity). We generally use the prior four-year actual portfolio credit loss experience to develop our estimate of credit losses inherent in the portfolio as of each balance sheet date.  Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, specific industry and geographic trends, portfolio concentrations, trends in internal credit quality indicators and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.

The asset-specific component of the allowance covers smaller-balance homogenous credit card and consumer loans whose terms have been modified in a TDR and larger balance nonperforming, non-homogenous commercial loans.  As discussed above under “Impaired Loans,” we measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows.  When the present value is lower than the carrying value of the loan, impairment is recognized through the provision for loan and lease losses.  The asset specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance, commercial loans is individually calculated for each loan.  Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.

Purchased credit-impaired loans are recorded at fair value at acquisition and applicable accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of purchased impaired loans are recorded as a valuation allowance included in the allowance for loan and lease losses. Subsequent increases in expected principal cash flows result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable. Write-downs on purchased impaired loans in excess of the nonaccretable difference are charged against the allowance for loan and lease losses.  See “Note 5—Loans” for information on purchased credit-impaired portfolios associated with acquisitions.

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The reserve for unfunded lending commitments excludes commitments accounted for under the fair value option.  The provision for unfunded lending commitments is included in the provision for loan and lease losses on our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale.  We assess these risk classifications, in conjunction with historical loss experience, utilization assumptions, current economic conditions, performance trends within specific portfolio segments and other pertinent information to estimate the reserve for unfunded lending commitments.

While we attribute portions of the allowance to components across our lending portfolios, the entire allowance is available to absorb probable credit losses inherent in our total lending portfolio.  Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowances for loan and lease losses and reserve for unfunded lending commitments in future periods.

Special Purpose Entities and Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs.  The guidance in these new consolidation accounting standards was effective for fiscal years beginning after November 15, 2009. We adopted the new consolidation accounting standards on January 1, 2010.  Prior to January 1, 2010, our securitization trusts generally met the definition of a QSPE and were therefore not subject to consolidation. The new consolidation accounting standards eliminated the concept of a QSPE, requiring that entities previously considered as QSPEs be evaluated for consolidation.  Based on our evaluation, we determined that we were the primary beneficiary of all of our credit card and auto securitization trusts, one installment loan securitization trust and certain mortgage securitization trusts because of the combination of our power over the activities that most significantly impact the economic performance of the trusts through the right to service the securitized loans and our obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts through our retained interests.  Therefore, effective January 1, 2010, we consolidated on our balance sheet the underlying assets and liabilities of these trusts.  We recorded the assets and liabilities of the credit card and installment loan securitization trusts at their carrying amounts as of January 1, 2010.  We recorded the assets and liabilities of the mortgage trusts at their unpaid principal balances as of January 1, 2010, with accrued interest, allowance for loan and lease losses or other-than-temporary impairment recognized as appropriate, using the practical expedient permitted upon adoption because we determined that calculation of carrying values was not practical.

Below we present the impact on our January 1, 2010 consolidated balance sheet from the adoption of the new consolidation accounting standards:

(Dollars in millions)	January 1, 2010	VIE Consolidation Impact		December 31, 2009
Assets:
Cash and cash equivalents	$12,683	$3,998		$8,685
Loans held for investment	138,184	47,565		90,619
Less: Allowance for loan and lease losses	(8,391)	(4,264	)(1)	(4,127)
Net loans held for investment	129,793	43,301		86,492
Accounts receivable from securitizations	166	(7,463)		7,629
Other assets	68,869	2,029		66,840
Total assets	$211,511	$41,865		$169,646

Liabilities:
Securitized debt obligations	$48,300	$44,346		$3,954
Other liabilities	139,560	458		139,102
Total liabilities	187,860	44,804		143,056
Total stockholders’ equity	23,651	(2,939	)(1)	26,590
Total liabilities and stockholders’ equity	$211,511	$41,865		$169,646
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

Subsequent to the adoption of the new consolidation accounting standards, our earnings no longer reflect securitization and servicing income related to the consolidated loans underlying our securitization trusts. Instead, we report interest income, provision for loan and lease losses and certain other income associated with consolidated securitized loans and interest expense associated with the debt securities issued from the trusts to third party investors. Amounts are recorded in the same categories as non-securitized loan receivables and corporate debt. Additionally, we treat consolidated securitized loans as secured borrowings.  Therefore, we will no longer recognize  gains on loans transferred in a securitization transaction unless the transfer qualifies for sale accounting and meets the criteria for deconsolidation under the new consolidation accounting standards.

On January 21, 2010, the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (the “Federal Reserve”) announced a final rule regarding capital requirements related to the adoption of new consolidation guidance which requires additional capital in relation to our consolidated assets and any associated creation of loan loss reserves to be held. The rule allows for two quarter deferral in implementing the capital requirements with a phase out of the deferral beginning in the third quarter of 2010 and ending in the first quarter of 2011. We are utilizing this available deferral and the capital ratios reflect this treatment.

We recorded a cumulative effect adjustment of $2.9 billion in stockholders’ equity on January 1, 2010 from the adoption of the new consolidation accounting standards. The table below summarizes the impact on certain regulatory capital ratios resulting from January 1, 2010 adoption of the new consolidation accounting standards:

	January 1, 2010	December 31, 2009	Change
Tier 1 capital	9.93%	13.75%	(3.82)%
Total capital	17.58	17.70	(0.12)
Tier 1 leverage	5.84	10.28	(4.44)

Securitization of Loans

We primarily securitize credit card loans, auto loans, home loans and installment loans. Securitizations have historically been utilized for liquidity and funding purposes. See “Note 7—Variable Interest Entities and Securitizations” and “Note 8—Goodwill and Other Intangible Assets” for additional details.  Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust from which the trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of debt securities. The debt securities are collateralized by the transferred receivables from our portfolio, and we receive proceeds from the third-party investors in consideration for the loans transferred. We remove loans from our consolidated balance sheet when securitizations qualify as sales to non-consolidated VIEs. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing or when the sale is to a consolidated VIE, the asset will remain on our consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheets. We have elected October 1 as the date to perform our annual goodwill impairment test.  Intangible assets with definite useful lives are amortized either on a straight-line or on an accelerated basis over their estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Other Assets

We report our investment in Federal Home Loan Bank (“FHLB”) stock, which totaled $269 million and $264 million as of December 31, 2010 and 2009, respectively, and our investment in Federal Reserve stock, which totaled $861 million and $778 million, as of December 31, 2010 and 2009, respectively, in other assets on our consolidated balance sheets. We carry these investments at cost and assess for other-than-temporary impairment in accordance with applicable accounting guidance for evaluating impairment. We did not recognize any impairment on these investments in 2010 or 2009.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Changes in fair value are recognized in mortgage servicing and other income. We continue to operate a mortgage servicing business and report the changes in the fair value of MSRs in earnings. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. We determine the fair value of MSRs based on the present value of the estimated future cash flows of net servicing income. We use assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the model, this difference could result in a material change in the value of our MSRs.

MSRs, which are included in other assets on our consolidated balance sheets, totaled $141 million and $240 million as of December 31, 2010 and 2009, respectively.  Our acquisition of Chevy Chase Bank resulted in additional mortgage servicing rights of $110 million as of the acquisition date. See “Note 8—Goodwill and Other Intangible Assets” and “Note 7—Variable Interest Entities and Securitizations” for additional information.

Upon adoption of the accounting consolidation guidance, certain mortgage loans that had been securitized and accounted for as a sale were subject to consolidation and accounted for as a secured borrowing. Accordingly, effective January 1, 2010, mortgage securitization trusts that contain approximately $1.6 billion of mortgage loans and related debt securities issued to third party investors were consolidated and the retained interests and mortgage servicing rights related to these newly consolidated trusts were eliminated in consolidation. See “Note 1—Summary of Significant Accounting Policies” and “Note 8—Goodwill and Other Intangible Assets” for additional information.

Fair Value

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and thereafter, with any changes in fair value recorded in current earnings. We did not make any material fair value option elections as of and for the years ended December 31, 2010 and 2009. See “Note 19—Fair Value of Financial Instruments” for additional information.

Representation and Warranty Reserve

In connection with their sales of mortgage loans, our subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor for credit losses incurred on the loan in the event of a material breach of contractual representations or warranties.

We have established representation and warranty reserves for losses that we consider to be both probable and reasonably estimable associated with the mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. In establishing the representation and warranty reserves, we consider a variety of factors, depending on the category of purchaser and rely on historical data.  We evaluate these estimates on a quarterly basis.  Losses incurred on loans that we are required to either repurchase or make payments to the investor under the indemnification provisions are charged against the reserve. The representation and warranty reserve is included in other liabilities. Changes to the representation and warranty reserve related to GreenPoint are reported as discontinued operations for all periods presented.   See “Note 21—Commitments, Contingencies and Guarantees” for additional information related to our representation and warranty reserve.

Rewards Liability

We offers products, primarily credit cards, that provide reward program members with various rewards such as airline tickets, free or deeply discounted products or cash rebates, based on account activity. We establish a rewards liability based upon points earned which are ultimately expected to be redeemed and the average cost per point redemption. As points are redeemed, the rewards liability is relieved. The estimated cost of reward programs is primarily reflected as a reduction to interchange income. The cost of reward programs related to securitized loans is deducted from servicing and securitizations income.  Rewards liability totaled $1.5 billion and $1.3 billion as of December 31, 2010 and 2009, respectively.

Derivative Instruments and Hedging Activities

In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities.  Derivatives in a net asset position are included on in other assets, and derivatives in a net liability position are included in other liabilities. Our policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. As of December 31, 2010 and 2009, we had recorded $229 million and $254 million, respectively, for the right to retain cash collateral and $668 million and $338 million, respectively, for the obligation to return cash collateral. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument differs based on whether the derivative has been designated as a qualifying accounting hedge and the type of accounting hedge.  For those derivative instruments that are designated and qualify as hedging instruments we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

We also enter into derivative agreements with our customers to transfer, modify or reduce their interest rate or foreign exchange risks. As part of this process, we consider the customers’ suitability for the risk involved, and the business purpose for the transaction. These derivatives do not qualify for hedge accounting and are considered trading derivatives with changes in fair value recognized in current period earnings. See “Note 11—Derivative Instruments and Hedging Activities” for additional detail.

Revenue Recognition

We recognize earned finance charges, interest income and fees on loans in interest income in accordance with the contractual provisions of the credit arrangements.  As discussed above under “Loans—Delinquent and Nonperforming Loans,” interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against earnings.

Finance charges and fees on credit card loans are included in loan receivables when billed to the customer. We continue to accrue finance charges and fees on credit card loans until the account is charged-off.  However, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges billed but not expected to be collected and exclude this amount from revenue. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Revenue was reduced by $950 million, $2.1 billion and $1.9 billion in 2010, 2009 and 2008, respectively, for the estimated uncollectible portion of billed finance charges and fees.

Interchange income is a discount on the payment due from the card-issuing bank to the merchant bank through the interchange network. Interchange rates are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. We recognize interchange income as earned.  Annual membership fees and direct loan origination costs specific to credit card loans are deferred and amortized over one year on a straight-line basis.  Fees and origination costs and premiums are deferred and amortized over the average life of the related loans using the interest method for auto, home loan and commercial loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. Unamortized deferred fees, net of deferred costs, totaled $250 million and $148 million as of December 31, 2010 and 2009.

Marketing Expense

We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.  We recognized marketing expense of $1.0 billion, $0.6 billion and $1.1 billion in 2010, 2009 and 2008, respectively.

Fraud Losses

We experience fraud losses from the unauthorized use of credit cards, debit cards and customer bank accounts. Additional fraud losses may be incurred when loans are obtained through fraudulent means. Transactions suspected of being fraudulent are charged to non-interest expense after an investigation period.  Recoveries of fraud losses also are also included in non-interest expense. See “Note 15—Other Non-Interest Expense” for additional information. .

Income Taxes

We account for income taxes in accordance with the accounting guidance for income taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. See “Note 18—Income Taxes” for additional details.

Recently Issued and Adopted Accounting Standards

We adopted the following recently issued accounting standards in 2010.

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued new accounting guidance that requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its loan portfolio.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. We adopted the accounting standard as of December 31, 2010, except for certain activity-related disclosures for which the adoption date is yet to be determined by the FASB.  The adoption of this new standard enhanced the information provided on our loans and allowance for loan and lease losses in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses”  but did not have an impact on our results of operations, financial position or liquidity.

Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset

In April 2010, the FASB issued new accounting guidance on loan modifications inside a pool of loans accounted for as a single asset.  This new guidance states that loans acquired with deteriorated credit quality, which are accounted for within pools, and are modified will not trigger the removal of those loans from the pool even if the modification of those loans would otherwise be considered a TDR. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. Upon initial adoption, an entity is allowed to make a one-time election to terminate its accounting for loans as a pool. This guidance is effective for our first fiscal quarter ending on or after July 15, 2010, and is to be applied prospectively.  The adoption of this guidance did not have an impact on our accounting or disclosures regarding our acquired loan portfolio.

Scope Exception for Embedded Credit Derivatives

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives.  This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting.  The guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. In the third quarter, we recorded a cumulative effect adjustment to beginning retained earnings of $16 million, related to the adoption of this accounting guidance.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued new accounting guidance on improving disclosures about fair value measurements which amends the guidance for fair value measurements and disclosures. The new guidance requires disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy for fiscal years beginning after December 15, 2009 and requires separate disclosures be presented for the gross amount of Level 3 activity for purchases, sales, issuances and settlements for fiscal years beginning December 15, 2010. The adoption of this new accounting guidance to disclose significant transfers between Level 1 and Level 2 and activity in Level 3 of the fair value hierarchy did not have a material impact on our consolidated financial statements.

Accounting for Transfers of Financial Assets and Consolidation of VIEs

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. The guidance in these standards was effective for fiscal years beginning after November 15, 2009. The accounting standard for transfers of financial assets was applicable on a prospective basis to new transfers, while the accounting standard relating to consolidation of VIEs was required to be applied prospectively to all entities within its scope as of the date of adoption. Effective January 1, 2010, we prospectively adopted these new accounting standards.   As shown above under “Special Purpose Entities and Variable Interest Entities,” the adoption of these new consolidation accounting standards on January 1, 2010 resulted in a cumulative effect after-tax charge to retained earnings of $2.9 billion.

NOTE 2—ACQUISITIONS AND RESTRUCTURING ACTIVITIES

Acquisitions

On February 27, 2009, we acquired all of the outstanding common stock of Chevy Chase Bank in exchange for our common stock and cash with a total value of $476 million. Under the terms of the stock purchase agreement, Chevy Chase Bank common stockholders received $445 million in cash and 2.56 million shares of our common stock. In addition, to the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net expected principal losses estimated at the time the deal was signed, we will share a portion of the benefit with the former Chevy Chase Bank common stockholders (the “earn-out”). The maximum payment under the earn-out is $300 million and would occur after December 31, 2013.  We have not recognized a liability related to this earn-out as of December 31, 2010 or 2009, and we currently do not expect to make any payments associated with the earn-out based on estimated credit losses related to this portfolio. Subsequent to the closing of the acquisition all of the outstanding shares of preferred stock of a wholly-owned subsidiary of Chevy Chase Bank and the subordinated debt of its wholly-owned REIT (Real Estate Investment Trust) subsidiary, were redeemed.  Subsequent to acquisition, Chevy Chase Bank’s results of operations are reflected in our consolidated financial statements.

Restructuring Activities

In 2009, we completed the broad-based initiative started in 2007 to reduce expenses and improve our competitive cost position . Restructuring initiatives leveraged the capabilities of infrastructure projects in several of our businesses. The scope and timing of the cost reductions were the result of an ongoing, comprehensive review of operations within and across our businesses.

Total incurred charges exceeded the original estimate of $300 million by $63 million. The increase occurred because we extended the initiative past the original timeline due to the continued economic deterioration. Approximately half of these charges were related to severance benefits, while the remaining charges were associated with items such as contract and lease terminations and consolidation of facilities and infrastructure. We recognized restructuring expense of $119 million and $134 million in 2009 and 2008, respectively.  We did not recognize any restructuring expense in 2010.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations and wholesale banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations in 2010, 2009 and 2008. We have no significant continuing involvement in these operations.

The loss from discontinued operations for 2010, 2009 and 2008 includes an expense of $432 million ($304 million net of tax), $162 million ($120 million net of tax) and $104 million ($68 million net of tax), respectively, recorded in non-interest expense, primarily attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale banking unit.

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Net interest income (expense)	$(1)	$(2)	$7
Non-interest expense	(475)	(157)	(209)
Income tax benefit	169	56	71
Loss from discontinued operations, net of taxes	$(307)	$(103)	$(131)

The discontinued mortgage origination operations of our wholesale home loan banking unit had remaining assets of $362 million and $24 million as of December 31, 2010 and 2009, respectively, consisting primarily of mortgage loans held for sale and liabilities of $585 million and $229 million as of December 31, 2010 and 2009, respectively consisting primarily of obligations for representations and warranties that we provided on loans previously sold to third parties.

NOTE 4—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $41.5 billion and $38.9 billion, as of December 31, 2010 and 2009, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans, and home equity lines of credit; municipal securities and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 70% of our total investment securities portfolio as of December 31, 2010, compared with 75% as of December 31, 2009.

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of December 31, 2010, and are reported in our consolidated balance sheet at fair value. The following tables present the amortized cost, estimated fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of December 31, 2010 and 2009. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).  We had negative amortization mortgage backed securities related to retained securitizations that were classified as held to maturity as of December 31, 2009.  We did not have any securities classified as trading as of December 31, 2010 or 2009.

	December 31, 2010
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$373	$13	$0	$0	$0	$386
U.S. Agency debt obligations(3)	301	13	0	0	0	314
Collateralized mortgage obligations (“CMOs”):
Agency(4)	12,303	271	0	(8)	(8)	12,566
Non-agency	1,091	0	(59)	(13)	(72)	1,019
Total CMOs	13,394	271	(59)	(21)	(80)	13,585
Mortgage-backed securities (“MBS”):
Agency(4)	15,721	397	0	(135)	(135)	15,983
Non-agency	735	1	(46)	(9)	(55)	681
Total MBS	16,456	398	(46)	(144)	(190)	16,664
Asset-backed securities(5)	9,901	69	0	(4)	(4)	9,966
Other(6)	563	66	0	(7)	(7)	622
Total securities available for sale	$40,988	$830	$(105)	$(176)	$(281)	$41,537
Securities held to maturity:
Total securities held to maturity(7)	$0	$0	$0	$0	$0	$0

	December 31, 2009
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$379	$13	$0	$0	$0	$392
U.S. Agency debt obligations(3)	455	22	0	0	0	477
Collateralized mortgage obligations (“CMOs”):
Agency(4)	8,174	173	0	(47)	(47)	8,300
Non-agency	1,608	0	(96)	(174)	(270)	1,338
Total CMOs	9,782	173	(96)	(221)	(317)	9,638
Mortgage-backed securities (“MBS”):
Agency(4)	19,429	466	0	(37)	(37)	19,858
Non-agency	1,011	0	(85)	(100)	(185)	826
Total MBS	20,440	466	(85)	(137)	(222)	20,684
Asset-backed securities(5)	7,043	154	0	(5)	(5)	7,192
Other(6)	440	12	0	(5)	(5)	447
Total securities available for sale	$38,539	$840	$(181)	$(368)	$(549)	$38,830
Securities held to maturity:
Total securities held to maturity(7)	$80	$0	$0	$0	$0	$80
____________
(1)
Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI on securities that also had credit impairments. These losses are included in total gross unrealized losses.

(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $200 million and $454 million, as of December 31, 2010 and 2009, respectively, and fair values of $213 million and $476 million, as of December 31, 2010 and 2009, respectively.

(4)
Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized costs of $17.1  billion, $8.1 billion and $2.9 billion, respectively, and fair values of $17.3 billion, $8.3 billion and $3.0 billion, respectively, as of December 31, 2010. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of December 31, 2010.

(5)
Consists of securities collateralized by credit card loans, auto loans, auto dealer floor plan inventory loans, equipment loans, and home equity lines of credit.   The distribution among these asset types was approximately 77.8 % credit card loans, 7.2% student loans, 6.7% auto loans, 5.6% auto dealer floor plan inventory loans, 2.5 % equipment loans, and 0.2% home equity lines of credit as of December 31, 2010.   In comparison, the distribution was approximately 76.3% credit card loans, 6.9% student loans, 14.0% auto loans, 1.7% auto dealer floor plan inventory loans, 0.8% equipment loans and 0.3% home equity lines of credit as of December 31, 2009.  Approximately 90.1 % of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of December 31, 2010, compared with 84.2% as of December 31, 2009.

(6)	Consists of municipal securities and equity investments, primarily related to CRA activities.
(7)	Consists of negative amortization mortgage-backed securities.

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009.

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	0	0	0	0	0	0
CMOs:
Agency(2)	1,253	(7)	279	(1)	1,532	(8)
Non-agency	17	0	976	(72)	993	(72)
Total CMOs	1,270	(7)	1,255	(73)	2,525	(80)
MBS:
Agency(2)	5,318	(134)	177	(1)	5,495	(135)
Non-agency	28	0	590	(55)	618	(55)
Total MBS	5,346	(134)	767	(56)	6,113	(190)
Asset-backed securities	1,411	(2)	33	(2)	1,444	(4)
Other	300	(1)	80	(6)	380	(7)
Total securities available for sale in a gross unrealized loss position	$8,327	$(144)	$2,135	$(137)	$10,462	$(281)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	27	0	0	0	27	0
CMOs:
Agency(2)	2,188	(38)	689	(9)	2,877	(47)
Non-agency	3	(1)	1,313	(269)	1,316	(270)
Total CMOs	2,191	(39)	2,002	(278)	4,193	(317)
MBS:
Agency(2)	2,520	(30)	325	(7)	2,845	(37)
Non-agency	0	0	810	(185)	810	(185)
Total MBS	2,520	(30)	1,135	(192)	3,655	(222)
Asset-backed securities	490	(1)	56	(4)	546	(5)
Other	30	0	115	(5)	145	(5)
Total securities available for sale in a gross unrealized loss position	$5,258	$(70)	$3,308	$(479)	$8,566	$(549)
____________
(1)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(2)	Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities of $281 million as of December 31, 2010 relate to approximately 340 individual securities. Our investments in non-agency CMOs, non-agency residential MBS and asset-backed securities accounted for $131 million, or 47%, of total gross unrealized losses as of December 31, 2010. Of the $281 million gross unrealized losses as of December 31, 2010, $137 million related to securities that had been in a loss position for more than 12 months. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency CMO, non-agency residential MBS and asset-backed securities, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of December 31, 2010.

	December 31, 2010
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2,963	$2,980
Due after 1 year through 5 years	7,127	7,198
Due after 5 years through 10 years	1,100	1,129
Due after 10 years(1)	29,798	30,230
Total	$40,988	$41,537
____________
(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of December 31, 2010. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	December 31, 2010
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$260	1.55%	$126	4.27%	$0	0%	$0	0%	$386	2.39%
U.S. Agency debt obligations(2)	172	4.62	142	4.56	0	0	0	0	314	4.59
CMOs:
Agency(3)	600	5.53	6,108	4.59	5,830	4.25	28	4.35	12,566	4.47
Non-agency	148	5.85	741	5.59	125	5.31	5	6.58	1,019	5.60
Total CMOs	748	5.60	6,849	4.71	5,955	4.27	33	4.65	13,585	4.57
MBS:
Agency(3)	54	5.06	3,722	5.02	11,067	4.41	1,140	4.24	15,983	4.54
Non-agency	0	0	385	5.88	296	6.03	0	0	681	5.95
Total MBS	54	5.06	4,107	5.11	11,363	4.46	1,140	4.24	16,664	4.60
Asset-backed securities	2,131	2.89	7,478	2.64	357	3.66	0	0	9,966	2.73
Other(4)	326	1.78	89	4.12	6	4.51	201	4.55	622	2.21
Total securities available for sale	$3,691	3.35%	$18,791	3.96%	$17,681	4.38%	$1,374	4.28%	$41,537	4.09%
Amortized cost of securities available for sale	$3,666		$18,463		$17,511		$1,348		$40,988
____________
(1)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.
(2)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(3)	Consists of mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

Credit Ratings

Approximately 92% and 90% of our total investment securities portfolio was rated AAA or its equivalent as of December 31, 2010 and 2009, respectively, while approximately 4% and 5%, respectively, were below investment grade as of December 31, 2010 and 2009. All of our agency securities were rated AAA as of December 31, 2010 and 2009. The table below presents information on the credit ratings of our non-agency CMOs, non-agency MBS and asset-backed securities, which account for the substantial majority of the unrealized losses related to our investment securities portfolio as of December 31, 2010 and 2009.

	December 31,
	2010				2009
	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency CMOs	3%	1%	11%	88%	4%	2%	24%	74%
Non-agency MBS	2	0	6	94	3	4	7	89
Asset-backed securities	24	90	10	0	18	84	16	0
______________
(1)	Calculated based on the amortized cost of the major security type presented divided by the amortized cost of our total investment securities portfolio as of the end of each period.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position at least quarterly, and more often as market conditions require, to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral; and current market conditions.

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

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings in 2010, 2009 and 2008.

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Total OTTI losses	$128	$287	$11
Less: Non-credit component of OTTI losses recorded in AOCI	(63)	(255)	0
Net OTTI losses recognized in earnings	$65	$32	$11

As indicated in the table above, we recorded credit related losses in earnings totaling $65 million and $32 million in 2010 and 2009, respectively.  The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $105 million and $181 million in 2010 and 2009, respectively. We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to all other securities of $176 million and $368 million as of December 31, 2010 and 2009, respectively, are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads.  We therefore do not expect to incur any credit losses related to these securities.  In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The table below presents activity related to credit losses on debt securities recognized in earnings for which a portion of the OTTI, the non-credit component, was recorded in AOCI.

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Beginning balance of credit losses	$32	$0	$0
Additions for the credit component of OTTI on debt securities for which OTTI losses were not previously recognized(2)	12	25	0
Additions for the credit component of OTTI on debt securities for which OTTI losses were previously recognized	17	7	0
Reductions for securities for which the non-credit component previously recorded in AOCI was recognized in earnings because of our intent to sell the securities(1)	(12)	0	0
Ending balance of credit losses	$49	$32	$0
_____________
(1)
We recognized $36 million of OTTI losses on securities for which no portion of the OTTI losses remained in AOCI in 2010.   We did not recognize OTTI losses on securities for which no portion of the OTTI losses remained in AOCI in 2009 and 2008.

(2)	Includes $4 million of OTTI recorded on held to maturity negative amortization bonds.

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

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Beginning balance AOCI related to securities available for sale, net of tax(1)	$186	$(725)	$14
Net unrealized holding gains (losses), net of tax(2)	221	861	(750)
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	(38)	50	11
Ending balance AOCI related to securities available for sale, net of tax	$369	$186	$(725)
______________
(1)	Net of tax benefit (expense) of $102 million, $(404) million and $7 million in 2010, 2009 and 2008, respectively.
(2)	Net of tax benefit (expense) of $122 million, $480 million and $(397) million in 2010, 2009 and 2008, respectively.
(3)	Net of tax (benefit) expense of $(21) million, $28 million and $6 million in 2010, 2009 and 2008, respectively.

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and call of available-for-sale securities recognized in earnings in 2010, 2009 and 2008. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of available-for-sale investment securities for the periods presented.

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Gross realized investment gains	$141	$231	$15
Gross realized investment losses	0	(13)	(1)
Net realized gains	$141	$218	$14
Total proceeds from sales	$12,466	$13,410	$2,628

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We had securities pledged with a fair value of $10.0 billion and $11.9 billion as of December 31, 2010 and 2009, respectively. We did not have any securities pledged where the secured party had the right to sell or repledge the collateral as of these dates.

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts.  Prior to our January 1, 2010 adoption of the new consolidation accounting standards, loans underlying our securitization trusts were accounted for as off-balance sheet.  These loans are now reported on our consolidated balance sheet under restricted loans for securitization investors.  The table below presents the composition of our held-for investment loan portfolio, including restricted loans for securitization investors, as of December 31, 2010 and 2009.

The substantial increase in loans held for investment reported on our consolidated balance sheets was due to the addition of $47.6 billion of loans held for investment, primarily consisting of credit card loan receivables underlying our securitization trusts, to our consolidated balance sheet on January 1, 2010 as a result of the adoption of the new consolidation accounting standards.  After taking into consideration the January 1, 2010 consolidation impact, loans held for investment decreased by $12.2 billion, or 10%, in 2010 to $125.9 billion as of December 31, 2010. The decline was primarily due to the run-off of loans in businesses that we either exited or repositioned early in the economic recession, elevated charge-offs and weak consumer demand. Additionally, the decline was attributable to the sale of a portion of the small-ticket commercial real estate loan portfolio in 2010. The decline was partially offset by the acquisition of the $807 million legacy Sony Card portfolio in the third quarter of 2010.

	December 31,
(Dollars in millions)	2010	2009(3)
Credit Card business:
Domestic credit card loans	$50,170	$13,374
International credit card loans	7,513	2,229
Total credit card loans	57,683	15,603
Domestic installment loans	3,679	6,693
International installment loans	9	44
Total installment loans	3,688	6,737
Total credit card	61,371	22,340
Consumer Banking business:
Automobile	17,867	18,186
Mortgage	12,103	14,893
Other retail	4,413	5,135
Total consumer banking	34,383	38,214
Total consumer(1)	95,754	60,554
Commercial Banking business:
Commercial and multifamily real estate(2)	13,396	13,843
Middle market	10,484	10,062
Specialty lending	4,020	3,555
Total commercial lending	27,900	27,460
Small-ticket commercial real estate	1,842	2,153
Total commercial banking	29,742	29,613
Other:
Other loans	451	452
Total loans	$125,947	$90,619
______________
(1)	Consumer loans consist of all of the loans in our Credit Card and Consumer Banking businesses.
(2)	Includes construction loans and land development loans totaling $2.4 billion and $2.5 billion as of December 31, 2010 and 2009, respectively.
(3)
Excludes the impact from the January 1, 2010 adoption of the new consolidation accounting standards, which resulted in the consolidation of credit card loans underlying our securitization trusts of $47.6 billion as of January 1, 2010.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk.  Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses.  Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance, commercial loans. High unemployment, the decline in home prices and other weak economic conditions resulting from the recent recession adversely affected the ability of consumers and businesses to meet their debt obligations and resulting in deterioration across all of our loan portfolios in 2009. As economic conditions began to improve in 2010, credit performance across our loan categories began to improve and stabilize.

The table following summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of December 31, 2010.

		December 31, 2010
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	≥ 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic	$51,649	$558	$466	$1,176	$2,200	$0	$53,849	$1,176	$0
International	7,090	132	97	203	432	0	7,522	203	0
Total credit card	58,739	690	563	1,379	2,632	0	61,371	1,379	0
Consumer Banking:
Auto	16,414	952	402	99	1,453	0	17,867	0	99
Home loan	6,707	65	44	395	504	4,892	12,103	0	486
Retail banking	4,218	31	22	40	93	102	4,413	5	91
Total consumer banking	27,339	1,048	468	534	2,050	4,994	34,383	5	676
Commercial Banking:
Commercial and multifamily real estate	12,816	118	31	153	302	278	13,396	14	276
Middle market	10,113	34	5	50	89	282	10,484	0	133
Specialty lending	3,962	25	7	26	58	0	4,020	0	48
Total commercial lending	26,891	177	43	229	449	560	27,900	14	457
Small-ticket commercial real estate	1,711	74	24	33	131	0	1,842	0	38
Total commercial banking	28,602	251	67	262	580	560	29,742	14	495
Other:
Other loans	382	19	5	45	69	0	451	0	54
Total	$115,062	$2,008	$1,103	$2,220	$5,331	$5,554	$125,947	$1,398	$1,225

% of Total loans	91.4%	1.6%	0.9%	1.7%	4.2%	4.4%	100.0%	1.1%	1.0%
____________
(1)	Purchased credit-impaired loans are excluded from loans reported as 90 days and still accruing interest and nonperforming loans.

Loans 90 days or more past due totaled approximately $2.2 billion and $853 million as of December 31, 2010 and 2009, respectively.  For 2009 loans underlying our securitization trust are excluded as they were consolidated on January 1, 2010 upon our adoption of the new consolidation accounting guidance. Loans classified as nonperforming totaled $1.2 billion and $1.3 billion as of December 31, 2010 and 2009, respectively.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures.  We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance.  The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time.  The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of December 31, 2010.  We also present net-charge offs in 2010.

Credit Card:  Risk Profile by Geographic Region and Delinquency Status

	December 31, 2010
(Dollars in millions)	Amount	% of Total(1)
Domestic:
California	$6,242	10.2%
Texas	3,633	5.9
New York	3,599	5.8
Florida	3,298	5.4
Illinois	2,403	3.9
Pennsylvania	2,389	3.9
Ohio	2,109	3.4
New Jersey	1,971	3.2
Michigan	1,716	2.8
Other	26,489	43.2
Total Domestic Card	53,849	87.7
International:
United Kingdom	4,102	6.7
Canada	3,420	5.6
Total International Card	7,522	12.3
Total Credit Card	$61,371	100.0%

Credit performance:
30+ day delinquencies(2)	$2,632	4.29%
90+ day delinquencies(2)	1,379	1.10
Net charge-offs(3)	5,499	8.79
_____________
(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
(3)	Calculated by dividing net charge-offs by average credit card loans held for investment during 2010.

The 30-day delinquency rate for our entire credit card loan portfolio, which consists of loans we own and loans underlying our securitization trusts that were accounted for as off-balance sheet prior to our January 1, 2010 adoption of the new consolidation accounting standards, decreased to 4.29% as of December 31, 2010, from 5.88% as of December 31, 2009.

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans.  Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance.  Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans acquired from Chevy Chase Bank. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding PCI loans, as of December 31, 2010 and net-charge offs in 2010.

Consumer Banking:  Risk Profile by Geographic Region, Delinquency Status and Performing Status

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,161	9.2%	$0	0%	$3,161	9.2%
California	1,412	4.1	0	0	1,412	4.1
Louisiana	1,334	3.9	0	0	1,334	3.9
Florida	954	2.8	0	0	954	2.8
Georgia	908	2.6	0	0	908	2.6
New York	894	2.6	0	0	894	2.6
Illinois	843	2.5	0	0	843	2.5
Other	8,361	24.3	0	0	8,361	24.3
Total auto	$17,867	52.0%	$0	0%	$17,867	52.0%

Home loan:
New York	$2,092	6.1%	$289	0.8%	$2,381	6.9%
California	971	2.8	1,344	3.9	2,315	6.7
Louisiana	1,834	5.4	2	0	1,836	5.4
Maryland	485	1.4	453	1.3	938	2.7
Virginia	292	0.8	517	1.6	809	2.4
New Jersey	432	1.3	266	0.7	698	2.0
Other	1,105	3.2	2,021	5.9	3,126	9.1
Total home loan	$7,211	21.0%	$4,892	14.2%	$12,103	35.2%

Retail banking:
Louisiana	$1,754	5.1%	$0	0%	$1,754	5.1%
Texas	1,125	3.3	0	0	1,125	3.3
New York	909	2.6	0	0	909	2.6
New Jersey	357	1.0	0	0	357	1.0
Maryland	58	0.2	31	0.1	89	0.3
Virginia	35	0.1	17	0.1	52	0.2
Other	73	0.2	54	0.1	127	0.3
Total retail banking	$4,311	12.5%	$102	0.3%	$4,413	12.8%
Total consumer banking	$29,389	85.5%	$4,994	14.5%	$34,383	100.0%

	December 31, 2010
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,453	4.23%	$504	1.47%	$93	0.27%	$2,050	5.96%
90+ day delinquencies	99	0.29	395	1.15	40	0.11	534	1.54
Nonperforming loans	99	0.29	486	1.41	91	0.26	676	1.97
Net charge-offs	457	1.27	93	0.26	105	0.29	655	1.82
_____________
(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
(2)
Credit performance statistics exclude PCI loans, which were recorded at fair value at acquisition.  Although PCI loans may be contractually delinquent, we separately track these loans and do not include them in our delinquency and nonperforming loan statistics as the fair value recorded at acquisition included an estimate of credit losses expected to be realized over the remaining lives of the loans.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans.  In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type.  Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise in unemployment.  These loan concentrations include loans originated during 2008, 2007 and 2006 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices.  The following table presents the distribution of our home loan portfolio as of December 31, 2010 based on selected key risk characteristics.

Home Loan:  Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,581	37.9%	$2,164	17.8%	$6,745	55.7%
2006	940	7.7	1,007	8.3	1,947	16.0
2007	691	5.7	1,377	11.4	2,068	17.1
2008	327	2.7	336	2.8	663	5.5
2009	299	2.5	8	0.1	307	2.6
2010	373	3.1	0	0.0	373	3.1
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
Geographic concentration:(2)
New York	$2,092	17.3%	$289	2.4%	$2,381	19.7%
California	971	8.0	1,344	11.1	2,315	19.1
Louisiana	1,834	15.2	2	0.0	1,836	15.2
Maryland	485	4.0	453	3.7	938	7.7
Virginia	292	2.4	517	4.3	809	6.7
New Jersey	432	3.5	266	2.2	698	5.7
Texas	507	4.2	31	0.3	538	4.5
Florida	148	1.2	278	2.2	426	3.4
District of Columbia	103	0.9	128	1.1	231	2.0
Connecticut	110	0.9	83	0.7	193	1.6
Other	237	2.0	1,501	12.4	1,738	14.4
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
Lien type:
1st lien	$5,696	47.1%	$4,556	37.6%	$10,252	84.7%
2nd lien	1,515	12.5	336	2.8	1,851	15.3
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
Interest rate type:
Fixed rate	$3,707	30.6%	$138	1.2%	$3,845	31.8%
Adjustable rate	3,504	29.0	4,754	39.2	8,258	68.2
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
_____________
(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the top ten states in which we have the highest concentration of home loans.

Commercial Banking

We evaluate the credit risk of commercial loans individually and use a risk-rating system to determine the credit quality of our commercial loans.  We assign internal risk grades to loans based on relevant information about the ability of borrowers to service their debt.  In determining the risk rating of a particular loan, among the factors considered are the borrower’s current financial condition, historical credit performance, projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends.  The ratings scale based on our internal risk-rating system is as follows:

•	Noncriticized: Loans that have not been designated as criticized, frequently referred to as “pass” loans.

•
Criticized performing:  Loans in which the financial condition of the obligor is stressed, affecting earnings, cash flows or collateral values.  The borrower currently has adequate capacity to meet near-term obligations; however, the stress, left unabated, my result in deterioration of the repayment prospects at some future date.

•
Criticized nonperforming:  Loans that are not adequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any.  Loans classified as criticized nonperforming have a well-defined weakness, or weaknesses, which jeopardize the repayment of the debt.  These loans are characterized by the distinct possibility that we will sustain a credit loss if the deficiencies are not corrected.

We use our internal risk-rating system for regulatory reporting, determining the frequency of review of the credit exposures and evaluation and determination of the allowance for commercial loans.  Loans of $1 million or more designated as criticized performing and criticized nonperforming are reviewed quarterly by management for further deterioration or improvement to determine if they are appropriately classified/graded and whether impairment exists. All other loans greater than $1 million are specifically reviewed at least annually to determine the appropriate loan grading.  In addition, during the renewal process of any loan, as well if a loan becomes past due, we evaluate the risk rating.

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of December 31, 2010.

Commercial:  Risk Profile by Geographic Region and Internal Risk Rating(1)

	December 31, 2010
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$10,849	81.0%	$3,240	30.9%	$1,548	38.5%	$1,137	61.7%	$16,774	56.4%
Mid-Atlantic	720	5.4	960	9.2	185	4.6	71	3.9	1,936	6.5
South	1,315	9.8	5,191	49.5	733	18.2	119	6.5	7,358	24.7
Other	234	1.8	811	7.7	1,554	38.7	515	27.9	3,114	10.5
Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1
PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9
Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%
Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$11,611	86.7%	$9,445	90.1%	$3,897	96.9%	$1,710	92.8%	$26,663	89.6%
Criticized performing	1,231	9.2	624	6.0	75	1.9	95	5.2	2,025	6.8
Criticized nonperforming	276	2.1	133	1.2	48	1.2	37	2.0	494	1.7
Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1

PCI loans:
Noncriticized	$186	1.3%	$235	2.3%	$0	0.0%	$0	0.0%	$421	1.4%
Criticized performing	92	0.7	47	0.4	0	0.0	0	0.0	139	0.5
Criticized nonperforming	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0
Total PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9
Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%
_____________
(1)	Amounts based on managed loans as of December 31, 2010.
(2)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired.  Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans. The following table presents information about our impaired loans, excluding purchased credit-impaired loans, which are reported separately and discussed below:

	December 31, 2010
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card:
Domestic	$753	$0	$753	$253	$500	$739	$644	$76
International	160	0	160	133	27	154	128	0
Total credit card	913	0	913	386	527	893	772	76

Consumer:
Auto	0	0	0	0	0	0	0	0
Home loan	57	0	57	1	56	57	28	1
Retail banking	23	17	40	1	39	51	46	1
Total consumer	80	17	97	2	95	108	74	2

Commercial:
Commercial and multifamily real estate	40	283	323	6	317	436	385	4
Middle market	25	95	120	7	113	156	109	1
Specialty lending	1	20	21	0	21	22	35	0
Total commercial lending	66	398	464	13	451	614	529	5
Small-ticket commercial real estate	16	20	36	2	34	73	41	1
Total commercial	82	418	500	15	485	687	570	6
Other:
Other loans	0	0	0	0	0	0	0	0
Total	$1,075	$435	$1,510	$403	$1,107	$1,688	$1,416	$84

TDR loans accounted for $1.1 billion of impaired loans as of December 31, 2010.  Consumer and commercial TDR loans classified as performing totaled $79 million and $970 million, respectively, as of December 31, 2010.

We had $1.0 billion in total impaired loans as of December 31, 2009, consisting of impaired credit card and other consumer loans of $323 million and impaired commercial loans of $724 million.  TDR loans accounted for $280 million of the impaired loans as of December 31, 2009. Consumer and commercial TDR loans classified as performing totaled $21 million and $239 million, respectively, as of December 31, 2009.  The average recorded investment in consumer and commercial impaired loans was $839 million and $686 million, respectively, in 2009.  The recorded investment in impaired loans requiring an allowance was $512 million as of December 31, 2009, and the related allowance was $131 million. Interest income recognized on impaired loans totaled $63 million in 2009.

Purchased Credit Impaired Loans

In connection with the acquisition of Chevy Chase Bank on February 27, 2009, we acquired loans with a contractual outstanding unpaid principal and interest balance at acquisition of $15.4 billion. We recorded these loans on our consolidated balance sheet at estimated fair value at the date of acquisition of $9.0 billion. We concluded that the substantial majority of the loans we acquired from Chevy Chase Bank were PCI loans. PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at the date of purchase that we will be unable to collect all contractually required payments. The Chevy Chase Bank loans that we concluded were credit impaired had a contractual outstanding unpaid principal and interest balance at acquisition of $12.0 billion and an estimated fair value of $6.3 billion. These loans consisted of Chevy Chase Bank’s entire portfolio of option-adjustable rate mortgage loans, hybrid adjustable-rate mortgage loans and construction-to-permanent mortgage loans. We also concluded that Chevy Chase Bank’s portfolio of commercial loans, auto loans, fixed-mortgage loans, home equity loans and other consumer loans included segments of PCI loans.

Initial Fair Value and Accretable Yield of Acquired Loans

At acquisition, we estimated the cash flows we expected to collect on these loans. Under the accounting guidance for the PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on our consolidated balance sheet.  The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, using the effective yield method.  The table below displays the contractually required principal and interest, cash flows expected to be collected and fair value at acquisition related to the Chevy Chase Bank loans we acquired.  The table also displays the nonaccretable difference and the accretable yield at acquisition.

	At Acquisition on February 27, 2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non-Impaired Loans
Contractually required principal and interest at acquisition	$15,387	$12,039	$3,348
Less: Nonaccretable difference (expected principal losses of $2,207 and foregone interest of $1,820)(1)	(4,027)	(3,851)	(176)
Cash flows expected to be collected at acquisition(2)	11,360	8,188	3,172
Less: Accretable yield	(2,360)	(1,861)	(499)
Fair value of loans acquired(3)	$9,000	$6,327	$2,673
______________
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

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of the Chevy Chase Bank acquired loans as of December 31, 2010 and 2009:

	December 31,
	2010			2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit Impaired Loans	Non-Impaired Loans	Total Acquired Loans	Purchased Credit- Impaired Loans	Non-Impaired Loans
Contractual balance	$7,054	$5,546	$1,508	$9,264	$7,114	$2,150
Carrying value	$5,554	$4,165	$1,389	$7,251	$5,256	$1,995

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses.  We recorded impairment through our provision for loan and lease losses of $33 million in 2010 related to these loans.  We did not recognize any impairment on these acquired loans in 2009.

The following table presents changes in the accretable yield related to the acquired Chevy Chase Bank loans:

(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2008	$0	$0	$0
Additions from new acquisitions	2,360	1,861	499
Accretion recognized in earnings	(293)	(119)	(174)
Accretable yield as of December 31, 2009	2,067	1,742	325
Accretion recognized in earnings	(405)	(299)	(106)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows	350	311	39
Accretable yield as of December 31, 2010	$2,012	$1,754	$258

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $161.5 billion and $154.9 billion as of December 31, 2010 and 2009, respectively.  While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $13.2 billion and $12.0 billion as of December, 2010 and 2009, respectively.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities, which is presented below in “Note 6—Allowance for Loan and Lease Losses.”

NOTE 6—ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain an allowance for loan and lease losses that represents management’s best estimate of incurred loan and lease credit losses inherent in our held-for-investment portfolio as of each balance sheet date.  In determining the allowance for loan and lease losses, we disaggregate loans in our portfolio with similar credit risk characteristics into portfolio segments. See “Note 1—Summary of Significant Accounting Policies” for additional information.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs.  The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs.   Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for 2010 and 2009.

		Consumer							Unfunded Lending
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance	Reserve Commercial	Combined Total
Balance as of December 31, 2008	$2,737	$1,102	$61	$151	$1,314	$301	$172	$4,524	0	4,524
Provision for loan and lease losses	2,198	435	198	223	856	919	172	4,145	85	4,230
Charge-offs	(3,334)	(1,110)	(87)	(160)	(1,357)	(444)	(207)	(5,342)	0	(5,342)
Recoveries	499	238	3	22	263	10	2	774	0	774
Net charge-offs	(2,835)	(872)	(84)	(138)	(1,094)	(434)	(205)	(4,568)	0	4,568
Other changes(2)	26	0	0	0	0	(1)	1	26	(85)	(59)
Balance as of December 31, 2009	$2,126	$665	$175	$236	$1,076	$785	$140	$4,127	0	4,127
Impact from January 1, 2010 adoption of new consolidation accounting standards(3)	4,244	0	73	0	73	0	0	4,317	0	4,317
Balance as of January 1, 2010	6,370	665	248	236	1,149	785	140	8,444	0	8,444
Provision for loan and lease losses	3,182	145	30	66	241	417	55	3,895	12	3,907
Charge-offs	(6,781)	(672)	(97)	(129)	(898)	(444)	(115)	(8,238)	0	(8,238)
Recoveries	1,282	215	4	24	243	54	8	1,587	0	1,587
Net charge-offs	(5,499)	(457)	(93)	(105)	(655)	(390)	(107)	(6,651)	0	(6,651)
Other changes(2)	(12)	0	(73)	13	(60)	14	(2)	(60)	(12)	(72)
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$826	$86	$5,628	0	5,628
_____________
(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)	Represents the net impact on the allowance and lease losses attributable to acquisitions, sales and other.
(3)
Represents the cumulative effect adjustment on the allowance for loan and lease losses from the January 1, 2010 adoption of the new consolidation accounting standards. Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.  See “Note 2—Acquisitions and Restructuring Activities.”

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of December 31, 2010:

	December 31, 2010
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated for impairment	$3,655	$353	$81	$209	$643	$808	$86	$5,192
Individually evaluated for impairment	386	0	1	1	2	15	0	403
Purchased credit impaired loans	0	0	30	0	30	3	0	33
Total allowance for loan and lease losses	$4,041	$353	$112	$210	$675	$826	$86	$5,628
Held-for-investment loans by impairment methodology:
Collectively evaluated for impairment	$60,458	$17,867	$7,154	$4,271	$29,292	$28,682	$451	$118,883
Individually evaluated for impairment	913	0	57	40	97	500	0	1,510
Purchased credit impaired loans	0	0	4,892	102	4,994	560	0	5,554
Total held-for-investment loans	$61,371	$17,867	$12,103	$4,413	$34,383	$29,742	$451	$125,947
Allowance as a percentage of period-end held-for-investment loans	6.58%	1.98%	0.93%	4.76%	1.96%	2.78%	19.07%	4.47%

NOTE 7—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

In the normal course of business, we are involved with various entities that are considered to be VIEs.  The following table presents the carrying amount of assets and liabilities of those VIEs for which we are the primary beneficiary and the carrying amount of assets and liabilities and maximum exposure to loss of those VIEs of which we are not the primary beneficiary, but hold a variable interest.  To provide the necessary disclosures, we aggregate similar VIEs based on the nature and purpose of the entities.  Securitization related VIEs are only displayed for the period ending December 31, 2010, as transactions prior to January 1, 2010 were conducted through QSPEs or accounted for as secured borrowings and thus were not subject to VIE accounting.

	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets(1)	Carrying Amount of Liabilities(2)	Maximum Exposure to Loss(3)
VIEs, December 31, 2010
Securitization related VIEs
Credit card securitizations	$53,694	$25,622	$0	$0	$0
Auto securitizations	1,784	1,518	0	0	0
Mortgage securitizations	0	0	174	37	297
Other securitizations	198	64	0	0	0
Total securitization related VIEs	55,676	27,204	174	37	297
Other VIEs
Affordable housing entities	0	0	1,681	304	1,681
Entities that provide capital to low-income and rural communities	230	0	6	3	6
Other	0	0	174	0	174
Total Other VIEs	230	0	1,861	307	1,861
Total VIEs	$55,906	$27,204	$2,035	$344	$2,158
VIEs, December 31, 2009
Affordable housing entities	$0	$0	$1,401	$638	$1,401
Entities that provide capital to low-income and rural communities	155	0	58	2	58
Other	0	0	203	0	203
Total VIEs	$155	$0	$1,662	$640	$1,662
_____________
(1)
The carrying amount of assets of securitization related VIEs is comprised of retained interests reported as accounts receivable from securitizations and letters of credit related to manufactured housing securitizations, separately disclosed in the Accounts Receivable from Securitizations and Other Mortgage Securitizations sections of this Note, respectively.  See “Note 8—Goodwill and Other Intangible Assets” for carrying value of mortgage servicing rights related to unconsolidated VIEs.

(2)
The carrying amount of liabilities of securitization related VIEs is comprised of obligations to fund negative amortization bonds associated with the securitization of option arm mortgage loans and obligations on certain swap agreements associated with the securitization of manufactured housing loans.

(3)
The maximum exposure to loss represents the amount of loss we would incur in the unlikely event that all of our assets in the VIEs became worthless and we were required to meet our maximum remaining funding obligations.

Securitization Related VIEs

The majority of our VIE activity is related to our securitization programs which have historically been utilized for liquidity and funding purposes. We receive the proceeds from third party investors for debt securities issued from securitization trusts which are collateralized by transferred receivables from our portfolio. We remove loans from our consolidated balance sheet when securitizations qualify as sales to non-consolidated VIEs. Alternatively, when the transfer does not qualify as a sale, but instead is considered a secured borrowing, or when the sale is to a consolidated VIE, the assets will remain on our consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

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

The following table presents the external debt and receivable balances of our securitization programs, information regarding our ongoing involvement in the structures, and any gains/losses recognized on transferred assets for the periods ended December 31, 2010 and 2009.

	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Other Loan	Auto Loan	Option Arm	GreenPoint HELOCs	GreenPoint MFH
December 31, 2010
Securities held by external investors	$25,415	$48	$1,453	$1,311	$284	$1,501
Receivables in the trust	52,355	191	1,528	1,405	284	1,393
Cash balance of spread or reserve accounts	77	0	147	8	0	183
Gains/(losses) recognized on sales	0	0	0	0	0	0
Retained interests	Yes	Yes	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	Yes	Yes(3)	Yes(3)	No
Amortization event	No	No	No	No	Yes(2)	No

December 31, 2009
Securities held by external investors	$42,523	$260	$4,035	$4,584	$383	$1,665
Receivables in the trust	45,778	406	4,166	4,642	383	1,672
Cash balance of spread or reserve accounts	161	0	281	9	0	204
Gains recognized on sales	2	39	0	0	0	0
Retained interests	Yes	Yes	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes	Yes	Yes(3)	Yes(3)	No
Amortization event	No	Yes(1)	No	No	Yes(2)	No
_____________
(1)
One installment loan program breached an amortization trigger in the first quarter of 2009 which moved the program from pro- rata to sequential amortization.  We exercised our clean-up call option on this installment loan program on September 15, 2010.

(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	We continue to service some of the outstanding balance of securitized mortgage receivables.

Non-Mortgage Securitizations

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

See “Note 1—Summary of Significant Accounting Policies” for more detail on the impacts of consolidation on our financial statements.  See "Mortgage Securitization" below for details relating to our consolidation and de-consolidation of Chevy Chase Bank mortgage securitizations.

On September 15, 2010 we exercised our clean-up call option and paid off the balance of the outstanding notes on the one installment loan securitization program that remained off-balance sheet subsequent to the adoption of the new consolidation guidance.  Accordingly, as of December 31, 2010, all remaining non-mortgage securitization structures are consolidated on our financial statements.

Mortgage Securitizations

We had previously securitized option arm mortgage loans by transferring loan receivables to trusts, which in turn issued mortgage-backed securities to investors. The outstanding balance of debt securities held by external investors at December 31, 2010 and 2009 was $1.3 billion and $4.6 billion, respectively. There were no loans transferred into new trusts and no gains recognized during the periods ended December 31, 2010 and 2009 related to securitization activity.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, certain of which we sold during the year ended December 31, 2010. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved.

In connection with the securitization of certain option arm mortgage loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are classified as available-for-sale securities. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 11—Derivative Instruments and Hedging Activities” for further details on these derivatives.

Prior to January 1, 2010, 21 mortgage securitization trusts were off-balance sheet due to the QSPE exemption from the consolidation provisions of the previous consolidation guidance. Upon the adoption of the new consolidation guidance on January 1, 2010, we were required to consolidate 15 of the mortgage trusts because we were considered the primary beneficiary of the impacted trusts, due to the power held through our servicing rights and due to the right to receive benefits that could potentially be significant to the trusts through the interest-only bonds we retained. As a result of consolidation, we recorded a $1.5 billion increase to loans held for investment, a $73 million increase to the allowance for loan losses, a $1.5 billion increase to securitized debt obligations, a $29 million decrease to other net assets, and a $114 million reduction in stockholders’ equity. As part of the consolidation, we eliminated retained interests from our consolidated balance sheet, including mortgage servicing rights, interest-only bonds and negative amortization bonds. See “Note 1—Summary of Significant Accounting Policies.”

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

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We have funded $26 million in advances through December 31, 2010, all of which has been expensed as funded. Our unfunded commitment related to these residual interests was $13 million as of December 31, 2010. We did not consolidate the trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $183 million and $205 million at December 31, 2010 and 2009, respectively. The fair value of the expected residual balances on the funded letters of credit was $35 million and $46 million at December 31, 2010 and 2009, respectively, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $27 million and $33 million at December 31, 2010 and 2009, respectively. The value of our obligations under these swaps was $18 million at both December 31, 2010 and 2009, and is recorded in other liabilities on the consolidated balance sheet.

The principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.4 billion and $1.5 billion at December 31, 2010 and 2009, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

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

As a result of consolidation of certain trusts, the related interest-only strip and retained tranches were eliminated and the remaining retained interests were reclassified to either loans held for investment, accrued interest receivable or restricted cash for these trusts. The following table provides details of accounts receivable from securitizations as of December 31, 2010 and 2009:

	December 31,
	2010	2009
(Dollars in millions)	Mortgage (3)	Non-Mortgage (2)	Mortgage (3)	Total
Interest-only strip classified as trading	$75	$22	$223	$245
Retained interests classified as trading:
Retained notes	34	573	0	573
Cash collateral	8	138	3	141
Investor accrued interest receivable	0	898	0	898
Total retained interests classified as trading	42	1,609	3	1,612
Retained notes classified as available for sale	0	2,088	0	2,088
Other retained interests	3	0	12	12
Total retained residual interests	120	3,719	238	3,957
Payments due to investors for interest on the notes	0	(61)	(1)	(62)
Collections on deposit for off-balance sheet securitizations (1)	0	3,233	0	3,233
Total accounts receivable from securitizations	$120	$6,891	$237	$7,128
_____________
(1)
Collections on deposit for off-balance sheet securitizations include $2.2 billion of principal collections accumulated for expected maturities of securitization transactions as of December 31, 2009. There were no collections on deposit for off-balance sheet securitizations as of December 31, 2010. Collections on deposit for secured borrowings are included in restricted cash on the consolidated balance sheet as of January 1, 2010 and thereafter.

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

We recognized a net loss of $19 million, $161 million and $260 million in 2010, 2009 and 2008, respectively, related to changes in the fair value of retained interests. The table below displays the components of the net loss for each year.

	Year Ended December 31,
(Dollars in millions)	2010(1)	2009	2008
Interest only strip valuation changes	$(6)	$(96)	$(225)
Fair value adjustments related to spread accounts	5	3	(3)
Fair value adjustments related to investors’ accrued interest receivable	0	(11)	0
Fair value adjustments related to retained subordinated notes	(18)	(57)	(32)
Net loss recognized in earnings	$(19)	$(161)	$(260)
_____________
(1)
2010 contains both mortgage related amounts representing valuation changes of mortgage interest only strips, spread accounts, and retained interests held at December 31, 2010 and non-mortgage related amounts representing the one installment loan securitization that remained off-balance sheet through September 15, 2010.

The majority of the change in 2010 was due to the elimination or reclassification of retained interests on January 1, 2010 as a result the adoption of the new consolidation accounting standards and the subsequent pay down of the off-balance sheet installment loan trust. The changes in the fair value of retained interests in prior periods were primarily driven by rate assumption changes and volume fluctuations. All of these retained residual interests were subject to loss in the event assumptions used to determine the estimated fair value did not prevail, or if borrowers default on the related securitized receivables and our retained subordinated tranches are used to repay investors. See the table below for key assumptions and sensitivities for retained interest valuations.

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

Key Assumptions and Sensitivities for Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests include the weighted average ranges for net charge-off rates, principal payment rates, lives of receivables and discount rates, all of which are included in the following table. The net charge-off rates were determined using forecasted net charge-offs expected for the trust calculated consistently with our other net charge-off forecasts. The principal repayment rate assumptions were determined using actual and forecast trust principal payment rates based on the collateral. The lives of receivables were determined as the number of months necessary to repay the investors given the principal payment rate assumptions. The discount rates were determined using primarily trust specific statistics and forward rate curves, and were reflective of what market participants would use in a similar valuation. Additionally, accrued interest receivable, cash reserve and spread accounts were discounted over the estimated life of the assets.

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

For the periods ending December 31, 2010 and 2009, the assumptions and sensitivities shown below included all credit card and installment loan securitizations.

	December 31,
	2010	2009
(Dollars in millions)	Mortgage Related (1)	Interest-only strip	Retained Interests	Mortgage Related (1)
Interest-only strip retained interests	$136 (2)	$22	$3,697		$226
Weighted average life for receivables (months)	60	7	7		41
Principal repayment rate (weighted average rate)	16.3 – 18.1%	16%	16%		27.8%
Impact on fair value of 10% adverse change	$2	$1	$(5)		$(5)
Impact on fair value of 20% adverse change	(6)	2	(8)		(9)
Charge-off rate (weighted average rate)	N/A	10%	10%		N/A
Impact on fair value of 10% adverse change	$ N/A	$(9)	$(6)	$	N/A
Impact on fair value of 20% adverse change	N/A	(11)	(12)		N/A
Discount rate (weighted average rate)	25.2 – 42.2%	12%	8%		11.5%
Impact on fair value of 10% adverse change	$(7)	$(1)	$(11)		$(6)
Impact on fair value of 20% adverse change	(14)	(2)	(23)		(12)
_____________
(1)	Mortgage related retained interests were acquired in connection with the Chevy Chase Bank acquisition which occurred on February 27, 2009.
(2)	Does not include liquidity swap related to the negative amortization bonds of $19 million.

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

Cash Flows Related to the Off-Balance Sheet Securitizations

The following provides the details of the cash flow related to securitization transactions that qualified as off-balance sheet for the years ended December 31, 2010 and 2009:

	December 31,
(Dollars in millions)	2010	2009
Proceeds from new securitizations	$0	$12,068
Collections reinvested in revolving securitizations	N/A	70,896
Repurchases of accounts from the trust	0	9
Servicing fees received	14	879
Cash flows received on retained interests (1)	116	5,252
_____________
(1)
Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program. Cash flows in 2009   include securitizations that no longer qualify as off-balance sheet. Results for 2010 include the impact from the clean-up call payment for the liquidation of the off-balance sheet installment loan trust.

Supplemental Loan Information

The table below displays the unpaid principal balance as of December 31, 2010 and 2009 of off-balance sheet single-family residential loans we serviced.  We also display the unpaid principal balance of loans past due 90 days or more and the net credit losses associated with these loans in 2010 and 2009.

	December 31,
(Dollars in millions)	2010	2009
Total principal amount of loans	$1,396	$4,642

Principal amount of loans past due 90 days or more	$257	$1,247

Net credit losses	$136	$217

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. As a result of the new consolidation guidance, certain investment funds are no longer considered to be VIEs and are not included in the December 31, 2010 balances. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities.  As of December 31, 2010 and 2009 our interests consisted of assets of approximately $1.7 billion and $1.4 billion, respectively.  Our maximum exposure to these entities is limited to our variable interests in the entities and is $1.7 million as of December 31, 2010. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs at December 31, 2010 and 2009 were approximately $7.5 billion and $7.3 billion, respectively. The remaining investment funds where we have the power to direct activities that most significantly impact the economic performance were consolidated as of January 1, 2010; the net consolidation impact to retained earnings was $3 million.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs that we consolidated at December 31, 2010 and 2009 were approximately $230 million and $155 million, respectively. The assets and liabilities of these consolidated VIEs were recorded in cash, loans held for investment, interest receivable, other assets and other liabilities. The total assets of the VIEs that we held an interest in but were not required to consolidate at December 31, 2010 and 2009 were approximately $7.5 billion and $7.3 billion, respectively. We record our interests in these unconsolidated VIEs in loans held for investment and other assets. As of December 31, 2010 and 2009 our interests consisted of assets of approximately $6 million and $58 million, respectively.  Our maximum exposure to these entities is limited to our variable interests in the entities and is $6 million as of December 31, 2010.  The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust at December 31, 2010 and 2009 were $395 million and $430 million, respectively. We are not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impacts the trust’s economic performance. We record our interest in the trust in loans held for investment. As of December 31, 2010 and 2009 our interests consisted of assets of approximately $174 million and $203 million, respectively.  Our maximum exposure to the trust is limited to our variable interest and is $174 million as of December 31, 2010. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 8— GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets, including mortgage servicing rights, as of December 31, 2010 and 2009:

	December 31,
(Dollars in millions)	2010	2009
Goodwill	$13,591	$13,596
Other intangible assets:
Core deposit intangibles	650	849
Lease intangibles	26	31
Purchased credit card relationship intangible (1)	42	0
Trust intangibles	6	6
Other intangibles	9	20
Total other intangible assets	733	906
Total goodwill and other intangible assets	$14,324	$14,502
Mortgage servicing rights	$141	$240
_____________
(1)	Relates to the acquisition of the legacy Sony Card portfolio in the third quarter of 2010.

Goodwill

During the first quarter of 2009, we acquired Chevy Chase Bank, the largest retail branch presence in the Washington, D.C. region, which created $1.6 billion of goodwill. During 2009, we realigned our business segment reporting structure to better reflect the manner in which the performance of our operations is evaluated. We now report the results of our business through three operating segments: Credit Card which consist of Domestic Card and International Card; Consumer Banking which consist of Auto Finance, Home Loans and Other Retail; and Commercial Banking which consist of Commercial and Multifamily Real Estate, Middle Market, Specialty Lending and Small-ticket Commercial Real Estate. As a result of the segment reorganization, goodwill was reassigned to the new reporting units using a relative fair value allocation approach, and the goodwill associated with the Chevy Chase Bank acquisition was assigned to the Commercial Banking and Consumer Banking segments. Prior to the segment reorganization in 2009, goodwill associated with the acquisition was included in the Other category. See “Note 2—Acquisitions and Restructuring Activities” for information regarding the Chevy Chase Bank acquisition.

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Card, International Card, Auto Finance, other Consumer Banking and Commercial Banking. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2010 annual impairment test, the fair value of reporting units was calculated using a discounted cash flow analysis, a form of the income approach, using each reporting unit’s internal forecast and a terminal value calculated using a growth rate reflecting the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. Cash flows were adjusted as necessary in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The cash flows were discounted to present value using reporting unit specific discount rates that are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Discount rates used for the reporting units ranged from 10.0% to 14.6%. The key inputs into the discounted cash flow analysis were corroborated with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.

Based on the comparison of fair value to carrying amount, as calculated using the methodology summarized above, fair value exceeded the carrying amount for all reporting units as of our annual testing date.  Therefore, the goodwill of our reporting units was considered not impaired, and the second step of impairment testing was unnecessary. However, assuming all other factors were held constant, a 34% decline in the fair value of the Domestic Card reporting unit, a 14% decline in the fair value of the International Card reporting unit, a 37% decline in the fair value of the Auto Finance reporting unit, a 21% decline in the fair value of the other Consumer Banking and a 30% decline in the fair value of the other Commercial Banking reporting unit reporting unit would have caused the carrying amount for those reporting units to be in excess of fair value which would require the second step to be performed.

As part of our annual impairment test, we assessed our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry.  During 2009, the lack of liquidity in the financial markets and the continued economic deterioration led to a decline in market capitalization resulting in significantly higher control premiums than what had been seen historically.  Throughout 2010, our capitalization rate increased resulting in a decline in our implied control premium. We will continue to regularly monitor our market capitalization in 2011, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.

The following table provides a summary of goodwill as of December 31, 2010 and 2009:

(Dollars in millions)
Total Company	National Lending	Local Banking	Credit Card	Consumer	Commercial	Other	Total
Balance as of December 31, 2009	$0	$0	$4,693	$4,585	$4,318	$0	$13,596
Other adjustments	0	0	(3)	(2)	0	0	(5)
Balance as of December 31, 2010	$0	$0	$4,690	$4,583	$4,318	$0	$13,591

(Dollars in millions)
Total Company	National Lending	Local Banking	Credit Card	Consumer	Commercial	Other (1)	Total
Balance as of December 31, 2008	$5,303	$6,661	$0	$0	$0	$0	$11,964
Other adjustments	9	0	1	0	(3)	0	7
Acquisition	0	0	0	0	0	1,625	1,625
Segment reorganization	(5,312)	(6,661)	4,692	4,585	4,321	(1,625)	0
Balance as of December 31, 2009	$0	$0	$4,693	$4,585	$4,318	$0	$13,596
_____________
(1)	Goodwill attributed to the Chevy Chase Bank acquisition was initially recorded in the “Other” category until the segment reorganization.

Other Intangible Assets

In connection with the acquisition of Chevy Chase Bank, we recorded intangible assets of $278 million that consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The purchased credit card relationship reflects the difference between the purchase price and the fair value of the credit card loans acquired in the Sony acquisition. The other intangible items relate to customer lists and brokerage relationships.

The following table summarizes our intangible assets subject to amortization:

	December 31, 2010
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(912)	$650	7.0 years
Lease intangibles	54	(28)	26	21.7 years
Purchased credit card relationship intangible (1)	47	(5)	42	6.1 years
Trust intangibles	11	(5)	6	12.9 years
Other intangibles	35	(26)	9	3.3 years
Total	$1,709	$(976)	$733

	December 31, 2009
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(713)	$849	8.0 years
Lease intangibles	54	(23)	31	22.7 years
Trust intangibles	11	(5)	6	13.9 years
Other intangibles	35	(15)	20	3.2 years
Total	$1,662	$(756)	$906
_____________

(1) Relates to the acquisition of the legacy Sony Card portfolio in the third quarter of 2010.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year's digits methodology.  Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $220 million, $235 million and $201 million in 2010, 2009 and 2008, respectively. The weighted average amortization period for purchase accounting intangibles is 7.4 years as of December 31, 2010.

The following table summarizes the estimated future amortization expense for intangible assets as of December 31, 2010:

(Dollars in millions)	Estimated Future Amortization Amounts
2011	$196
2012	161
2013	130
2014	100
2015	71
Thereafter	75
Total	$733

Mortgage Servicing Rights

MSRs are recognized at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. MSRs are recorded at fair value and changes in fair value are recorded as a component of mortgage servicing and other income. We may enter into derivatives to economically hedge changes in fair value of MSRs. We have no other loss exposure on MSRs in excess of the recorded fair value.

We continue to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements.

The following table sets forth the changes in the fair value of MSRs during the year ended December 31, 2010 and 2009:

	December 31,
(Dollars in millions)	2010	2009
Balance at beginning of period	$240	$151
Acquired in acquisitions (1)	0	110
Originations	12	16
Sales	(42)	0
Change in fair value, net	(69)	(37)
Balance at end of period	$141	$240
Ratio of mortgage servicing rights to related loans serviced for others	0.71%	0.81%
Weighted average service fee	$0.28	$0.29
_____________
(1)	Related to the Chevy Chase Bank acquisition completed on February 27, 2009.

MSR fair value adjustments in 2010 and 2009 included decreases of $28 million and $31 million, respectively, due to run-off and cash collections, and decreases of $41 million and $6 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009

Weighted average prepayment rate (includes default rate)	14.25%	17.61%
Weighted average life (in years)	6.07	5.15
Discount rate	10.23%	11.46%

The decrease in the weighted average prepayment rate and the corresponding increase in weighted average life, were both driven by a reduction in voluntary attrition due to market conditions.

At December 31, 2010, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $6 million and $12 million, respectively.

At December 31, 2010, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $11 million and $23 million, respectively.

As of December 31, 2010, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $30.8 billion, of which $20.2 billion was serviced for other investors. As of December 31, 2009, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $43.0 billion, of which $30.3 billion was serviced for other investors.

NOTE 9—PREMISES, EQUIPMENT & LEASE COMMITMENTS

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. We capitalize direct costs (including external costs for purchased software, contractors, consultants and internal staff costs) for internally developed software projects that have been identified as being in the application development stage. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are as follows:

Premises & Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computers and software	3-7 years

Premises and equipment were as follows:

	December 31,
(Dollars in millions)	2010	2009
Land	$562	$583
Buildings and improvements	1,948	1,836
Furniture and equipment	1,315	1,237
Computer software	921	922
In process	258	239
	5,004	4,817
Less: Accumulated depreciation and amortization	(2,255)	(2,081)
Total premises and equipment, net	$2,749	$2,736

Depreciation and amortization expense from continuing operations was $327 million, $327 million, and $331 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

As discussed in “Note 2—Acquisitions and Restructuring Activities,” we completed the acquisition of Chevy Chase Bank in February 2009. The acquisition added $159 million in land, $248 million in buildings and improvements, $69 million of furniture and equipment, $42 million of computer software and $11 million of construction in process at December 31, 2009, which are reflected in the table above.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2056, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses from continuing operations amounted to approximately $191 million, $183 million, and $164 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum rental commitments as of December 31, 2010, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2011	$159
2012	152
2013	145
2014	135
2015	122
Thereafter	785
Total	$1,498

Minimum sublease rental income of $28 million due in future years under non-cancelable leases has not been included in the table above as a reduction to minimum lease payments.

NOTE 10—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which have become our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of December 31, 2010, we had $107.2 billion in interest-bearing deposits of which $6.5 billion represents large denomination certificates of $100,000 or more. As of December 31, 2009, we had $102.4 billion in interest-bearing deposits, of which $8.8 billion represents large denomination certificates of $100,000 or more.

On July 26, 2009, we sold our U.K. deposits business. The amount of deposits sold totaled approximately $1.2 billion, and we recorded a minimal loss on the sale.

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt.  As of December 31, 2010, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debentures, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any securities under the shelf registration statement during 2010.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the Federal Home Loan Bank.  Our FHLB membership is secured by our investment in FHLB stock, which totaled $269 million and $264 million, as of December 31, 2010 and 2009, respectively.

Securitized Debt Obligations

As a result of the January 1, 2010 prospective adoption of the new consolidation accounting standards, we consolidated the substantial majority of our securitization trusts, which significantly increased our securitized debt obligations of the consolidated trusts.  Effective January 1, 2010, we added to our consolidated balance sheet $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors.  As of December 31, 2010, we had $79 million in fair value hedging gains related to securitized debt obligations which are disclosed on the consolidated balance sheet in other liabilities.

Senior and Subordinated Debt

Under the Senior and Subordinated Global Bank Note Program, COBNA has the ability to issue debt securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies.  The Senior and Subordinated Global Bank Note Program had $820 million and $1.3 billion outstanding at December 31, 2010 and 2009, respectively.  As of December 31, 2010, we had $8.7 billion of senior and subordinated notes outstanding, which included $578 million in fair value hedging losses. As of December 31, 2009, we had $9.0 billion of senior and subordinated notes outstanding, which included $300 million of fair value hedging losses. Two senior notes totaling $671 million matured during the year ended December 31, 2010.  See “Note 11—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Junior Subordinated Debentures

We had $3.6 billion and $3.7 billion of outstanding junior subordinated debentures as of both December 31, 2010 and 2009, respectively.  There were no junior subordinated borrowings that were called or matured during the year ended December 31, 2010.  On August 5, 2009, we issued $1.0 billion of 10.25% trust preferred securities, due 2039.  On November 13, 2009, we issued $1.0 billion of 8.875% trust preferred securities, due 2040.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential mortgage loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $1.1 billion and $3.2 billion as of December 31, 2010 and 2009, respectively.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of December 31, 2010 and 2009. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with a remaining contractual maturity of one year or less.  Our long-term debt consists of borrowings with a remaining contractual maturity of greater than one year.  The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

	December 31,
	2010	2009
(Dollars in millions)
Deposits:
Non-interest bearing deposits	$15,048	$13,439
Interest-bearing deposits (1)	107,162	102,370
Total deposits	$122,210	$115,809

Short-term borrowings:
Senior and subordinated notes
Bank notes:
5.75% Senior Fixed Notes par value of $516,722 due 2010	$0	$517
9.25% Subordinated Fixed Notes par value of $150,000 due 2010	0	154
Fair value hedge-related basis adjustments	0	8
Corporation notes:
5.70% Senior Fixed Notes par value of $854,451 due 2011	854	0
Fair value hedge-related basis adjustments	30	0

Total senior and subordinated notes	884	679

Other borrowings
Secured borrowings (3)
Fixed, interest rates ranging from 3.20% to 5.76%, due 2011 to 2012	4,075	433
Variable, interest rates ranging from 0.27% to 2.62%, due 2011 to 2012	6,545	1,242
Total secured borrowings	10,620	1,675
FHLB advances (4)
Fixed, interest rates ranging from 2.69% to 7.22%, due 2010 to 2011	78	2,081

Federal funds purchased and resale agreements due 2011 (5)	1,517	1,140
Other short-term borrowings	7	1
Total other short-term borrowings	12,222	4,897
Total short-term borrowings	$13,106	$5,576
Long-term debt:
Senior and subordinated notes
Bank notes:
5.125% Senior Fixed Notes par value of $274,696 due 2014	$275	$275
6.50% Subordinated Fixed Notes par value of $500,000 due 2013	499	499
8.80% Subordinated Fixed Notes par value of $1,500,000 due 2019	1,500	1,500
Fair value hedge-related basis adjustments	154	43
Corporation notes:
5.70% Senior Fixed Notes par value of $854,451 due 2011	0	854
4.80% Senior Fixed Notes par value of $282,335 due 2012	282	282
6.25% Senior Fixed Notes par value of $277,665 due 2013	277	277
7.375% Senior Fixed Notes par value of $1,000,000 due 2014	996	996
5.50% Senior Fixed Notes par value of $375,005 due 2015	375	375
5.25% Senior Fixed Notes par value of $226,290 due 2017	226	226
6.75% Senior Fixed Notes par value of $1,341,045 due 2017	1,338	1,338
5.875% Subordinated Fixed Notes par value of $350,000 due 2012	353	355
5.35% Subordinated Fixed Notes par value of $100,000 due 2014	99	99
6.15% Subordinated Fixed Notes par value of $1,000,000 due 2016	998	998
Fair value hedge-related basis adjustments	394	249
Total senior and subordinated notes	7,766	8,366

Other borrowings
Junior subordinated debentures
8.00% Subordinated Fixed Notes par value of $103,093 due 2027	109	109
8.17% Subordinated Fixed Notes par value of $46,547 due 2028	49	49
3.339% Subordinated Floating Notes par value of $10,310 due 2033 (2)	11	11
7.686% Subordinated Fixed Notes par value of $651,000 due 2036	651	651
6.745% Subordinated Fixed Notes par value of $500,010 due 2037	500	500
10.25% Subordinated Fixed Notes par value of $1,000,010 due 2039	988	988

	December 31,
(Dollars in millions)	2010	2009
8.875% Subordinated Fixed Notes par value of $1,000,010 due 2040	987	987
7.50% Subordinated Fixed Notes par value of $346,000 due 2066	346	346
Unamortized Fees	1	(1)
Total junior subordinated debentures	3,642	3,640
Secured borrowings (3)
Fixed, interest rates ranging from 4.56% to 6.40%, due 2012	3,689	562
Variable, interest rates ranging from 0.28% to 4.76%, due 2012 to 2028	12,606	1,718
Fair value hedge-related basis adjustments	(79)	—
Total secured borrowings	16,216	2,280
FHLB advances (4)
Fixed, interest rates ranging from 2.97% to 6.88%, due 2012 to 2023	141	227
Variable, interest rate of 0.37% due 2014	925	925
Total FHLB advances	1,066	1,152
Total long-term debt	$28,690	$15,438
Total short-term borrowings and long-term debt	$41,796	$21,014
_____________
(1)	Interest bearing deposits have a weighted average rate of 1.37% and 2.04% at December 31, 2010 and 2009, respectively.
(2)	Floating rate junior subordinated notes have a weighted average rate of 3.339% and 3.301% at December 31, 2010 and 2009, respectively.
(3)	Secured borrowings have a weighted average rate of 1.85% and 2.37% at December 31, 2010 and 2009, respectively.
(4)	FHLB advances have a weighted average rate 1.249% and 2.245% at December 31, 2010 and 2009, respectively.
(5)	Federal funds purchased have a weighted average rate of 0.23% and 0.11% at December 31, 2010 and 2009, respectively.

Interest-bearing time deposits, senior and subordinated notes and other borrowings as of December 31, 2010, mature as follows:

(Dollars in millions)	Interest- Bearing Time Deposits (1)	Senior and Subordinated Notes	Other Borrowings	Total
2011	$10,208	$884	$12,222	$23,314
2012	3,582	657	4,869	9,108
2013	5,181	822	2,665	8,668
2014	973	1,430	3,858	6,261
2015	1,841	403	519	2,763
Thereafter	449	4,454	9,013	13,916
Total	$22,234	$8,650	$33,146	$64,030
_____________
(1)	Includes only those interest bearing deposits which have a contractual maturity date.

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset/liability risk position and exposure to market risk in accordance with prescribed risk management policies and limits established by our Asset Liability Management Committee and approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and our economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity through several techniques, which include, but are not limited to, changing the maturity and re-pricing characteristics of various balance sheet categories and by entering into interest rate derivatives. Derivatives are also utilized to manage our exposure to changes in foreign exchange rates. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We execute our derivative contracts in both the OTC and exchange-traded derivative markets. In addition to interest rate swaps, we use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. From time to time, we enter into customer-accommodation derivative transactions. We engage in these transactions as a service to our commercial banking customers to facilitate their risk management objectives. We typically offset the market risk exposure to our customer-accommodation derivatives through derivative transactions with other counterparties.

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging.  The outstanding notional amount of our derivative contracts totaled $50.8 billion and $59.2 billion as of December 31, 2010 and 2009, respectively. We previously entered into interest rate swaps with one of the securitization trusts and essentially offset the derivatives with separate interest rate swaps with third parties. Upon consolidation of the trusts on January 1, 2010, the interest rate swap agreements between the Company and the trust are considered intercompany agreements, with a notional value of approximately $6.5 billion as of December 31, 2009, and any related receivables and payables are eliminated in consolidation, leading to the reduction in notional balance seen in the period. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged.  Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. Our policy is to report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheet was $1.3 billion and $636 million, respectively, as of December 31, 2010, compared with $1.1 billion and $407 million, respectively, as of December 31, 2009.

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of December 31, 2010 and 2009. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	December 31,
	2010			2009
		Derivatives at Fair Value			Derivatives at Fair Value
(Dollars in millions)	Notional or Contractual Amount	Assets(1)	Liabilities(1)	Notional or Contractual Amount	Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$17,001	$747	$77	$17,289	$359	$27
Cash flow interest rate contracts	8,585	14	151	5,096	0	91
Total interest rate contracts	25,586	761	228	22,385	359	118
Foreign exchange contracts:
Cash flow foreign exchange contracts	2,266	5	26	1,576	15	12
Net investment foreign exchange contracts	52	0	1	53	0	0
Total foreign exchange contracts	2,318	5	27	1,629	15	12
Total derivatives designated as accounting hedges	27,904	766	255	24,014	374	130
Derivatives not designated as accounting hedges: (1)
Interest rate contracts covering:
MSRs	625	3	18	935	4	20
Customer accommodation(2)	12,287	282	244	9,968	193	173
Other interest rate exposures	7,579	46	35	23,338	494	77
Total interest rate contracts	20,491	331	297	34,241	691	270
Foreign exchange contracts	1,384	214	67	0	0	0
Other contracts	980	8	17	981	4	7
Total derivatives not designated as accounting hedges	22,855	553	381	35,222	695	277
Total derivatives	$50,759	$1,319	$636	$59,236	$1,069	$407
_____________
(1)
Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments.  We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $20 million and $4 million as of December 31, 2010 and 2009, respectively.  See “Derivative Counterparty Credit Risk” below for additional information.

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

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for 2010 and 2009.

	Year Ended December 31,
(Dollars in millions)	2010	2009
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives(1)	$343	$(266)
Gain (loss) recognized in earnings on hedged items(1)	(293)	313
Net fair value hedge ineffectiveness gain	50	47
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	(21)	(27)
Customer accommodation(1)	25	2
Other interest rate exposures(1)	5	15
Total interest rate contracts	9	(10)
Foreign exchange contracts(1)	4	0
Other contracts(2)	38	(9)
Total gain (loss) on derivatives not designated as accounting hedges	51	(19)
Net derivatives gain recognized in earnings	$101	$28
______________
(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)
Other contracts include items such as To Be Announced (“TBA”) forward contracts and futures contracts.  Of the $38 million of income recognized in 2010, $43 million was included in our consolidated statements of income in servicing and securitizations income offset by $5 million of expense included in non-interest income.  Of the $9 million of expense recognized in 2009, $4 million was included in servicing and securitizations income and $5 million was included in non-interest income.

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for 2010 and 2009.

	Year Ended December 31,
(Dollars in millions)	2010	2009
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$83	$175
Foreign exchange contracts	(1)	11
Subtotal	82	186
Net investment hedges:
Foreign exchange contracts	0	(7)
Net derivatives gain recognized in AOCI	$82	$179

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$(74)	$(89)
Foreign exchange contracts(3)	0	(3)
Subtotal	(74)	(92)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	1	(1)
Foreign exchange contracts (3)	0	0
Subtotal	1	(1)
Net investment hedges:
Gain (loss) reclassified from AOCI into earnings:(1)
Foreign exchange contracts	0	0
Net derivatives loss recognized in earnings	$(73)	$(93)
______________
(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $2 million recorded in AOCI as of December 31, 2010, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions.  The maximum length of time over which forecasted transactions were hedged was 7 years as of December 31, 2010.  The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $27 million and $33 million as of December 31, 2010 and 2009, respectively.  These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $18 million as of December 31, 2010 and 2009.  See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions.  Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $66 million and $117 million as of December 31, 2010 and 2009, respectively.  We were required to post collateral, consisting of a combination of cash and securities, totaling $229 million and $254 million as of December 31, 2010 and 2009, respectively.  If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $39 million and $28 million as of December 31, 2010 and 2009, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $668 million and $338 million as of December 31, 2010 and 2009, respectively. We posted cash collateral in accounts maintained by derivatives counterparties totaling $229 million and $254 million as of December 31, 2010 and 2009, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $22 million and $5 million as of December 31, 2010 and 2009, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as reduction in the derivative liability balance was $2 million and $1 million as of December 31, 2010 and 2009, respectively.

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Shares

On November 14, 2008, we entered into an agreement (the “Securities Purchase Agreement”) to issue 3,555,199 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, par value $0.01 per share (the “Series A Preferred Stock”), to the United States Department of the Treasury (“U.S. Treasury”) as part of our participation in the Capital Purchase Program (the “CPP”), having a liquidation amount per share equal to $1,000. The Series A Preferred Stock paid cumulative dividend at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. In addition, we issued a warrant (the “Warrants”) to purchase 12,657,960 of our common shares to the U.S. Treasury as part of the Securities Purchase Agreement. The Warrants have an exercise price of $42.13 per share and expires ten years from the issuance date.

In 2009, we repurchased all 3,555,199 preferred shares at par, under the CPP for approximately $3.6 billion including accrued dividends. With the repurchase, the remaining accretion of the discount of $462 million was accelerated and treated as dividend which reduced income available to common stockholders. On December 9, 2009, the Warrants were sold by the U.S. Treasury for $11.75 per warrant. The sale by the U.S. Treasury had no impact on our equity and the warrants remain outstanding and are included in paid in capital.

Common Shares

Secondary Equity Offering

On May 11, 2009, we raised $1.5 billion through the issuance of 56,000,000 shares of common stock at $27.75 per share.

Accumulated Other Comprehensive Income (AOCI)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $143 million, $67 million, and $522 million as of December 31, 2010, 2009 and 2008, respectively:

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Net unrealized gains (losses) on securities(1)	$333	$199	$(797)
Net unrecognized elements of defined benefit plans	(29)	(29)	(42)
Foreign currency translation adjustments	(36)	(26)	(228)
Unrealized losses on cash flow hedging instruments	(52)	(60)	(154)
Other-than-temporary impairment not recognized in earnings on securities	49	0	0
Initial application of measurement date provisions for postretirement benefits other than pensions	(1)	(1)	(1)
Initial application from adoption of consolidation standards	(16)	0	0
Total accumulated other comprehensive income (loss)	$248	$83	$(1,222)
_____________
(1)
Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $105 million (net of income tax of $68 million) and $181 million (net of income tax of $117 million) was reported in other comprehensive income as of December 31, 2010 and 2009, respectively.

NOTE 13—REGULATORY AND CAPITAL ADEQUACY

Regulation and Capital Adequacy

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the OCC, respectively.  The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items.  Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating).

Under prompt corrective action capital regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and not be subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets the above minimum capital ratios and does not otherwise meet the well capitalized definition.  Currently, prompt corrective action capital requirements do not apply to bank holding companies. We are also subject to minimum cash reserve requirements by the Federal Reserve totaling approximately $915 million as of December 31, 2010.

The table below provides a comparison of our capital ratios as of December 31, 2010 and 2009.  As of December 31, 2010, we exceeded minimum capital requirements and would meet the “well-capitalized” ratio levels specified under prompt corrective action for total risk-based capital and Tier 1 risk-based capital under Federal Reserve capital standards for bank holding companies. As of December 31, 2010, the Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well-capitalized” under prompt corrective action requirements.

	December 31,
	2010(1)			2009
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp: (2)
Tier 1 risk-based capital(3)	11.63%	4.00%	6.00%	13.75%	4.00%	6.00%
Total risk-based capital(4)	16.83	8.00	10.00	17.70	8.00	10.00
Tier 1 leverage(5)	8.13	4.00	N/A	10.28	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	13.50%	4.00%	6.00%	18.27%	4.00%	6.00%
Total risk-based capital	23.57	8.00	10.00	26.40	8.00	10.00
Tier 1 leverage	8.29	4.00	5.00	13.03	4.00	5.00
Capital One, N.A.
Tier 1 risk-based capital	11.07%	4.00%	6.00%	10.22%	4.00%	6.00%
Total risk-based capital	12.36	8.00	10.00	11.46	8.00	10.00
Tier 1 leverage	8.06	4.00	5.00	7.42	4.00	5.00
_____________
(1)
Effective January 1, 2010, we are no longer required to apply the subprime capital risk weighting to credit card loans with a credit score equal to or less than 660. Accordingly, we no longer disclose these ratios.

(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Calculated based on Tier 1 capital divided by risk-weighted assets.
(4)	Calculated based on Total risk-based capital divided by risk-weighted assets.
(5)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to us. As of December 31, 2010, funds available for dividend payments from the Banks were $1.4 billion and zero, respectively.  Although funds are available for dividend payments from COBNA, we would execute a dividend from COBNA in consultation with the OCC.  Additionally, a dividend payment by CONA would require prior approval of the OCC.  Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

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

We elected the phase-in option, which required us to phase-in 50% of consolidated assets beginning with the third quarter of 2010 for purposes of determining risk-weighted assets. However, the phase-in impact was effectively accelerated over the first three quarters of 2010 due to pay downs of outstanding securitization debt.  The phase-in provisions expired after December 31, 2010, and the full impact of the consolidated assets on our capital ratios will be realized in the first quarter of 2011.

NOTE 14—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and Shares in millions, except per share data)	2010	2009	2008
Numerator:
Income from continuing operations, net of tax	$3,050	$987	$85
Loss from discontinued operations, net of tax	(307)	(103)	(131)
Net income (loss)	2,743	884	(46)
Preferred stock dividends and accretion of discount	0	(564)	(33)
Net income (loss) available to common stockholders	$2,743	$320	$(79)
Denominator:
Denominator for basic earnings per share-Weighted-average shares	452	428	376
Effect of dilutive securities (1) :
Stock options	1	0	0
Contingently issuable shares	0	0	0
Restricted stock and units	3	3	2
Dilutive potential common shares	4	3	2
Denominator for diluted earnings per share-Adjusted weighted-average shares	456	431	378
Basic earnings per share
Income from continuing operations	$6.74	$0.99	$0.14
Loss from discontinued operations	(0.67)	(0.24)	(0.35)
Net income (loss)	$6.07	$0.75	$(0.21)
Diluted earnings per share
Income from continuing operations	$6.68	$0.98	$0.14
Loss from discontinued operations	(0.67)	(0.24)	(0.35)
Net income (loss)	$6.01	$0.74	$(0.21)
_____________
(1)
Excluded from the computation of diluted earnings per share was 26.8 million, 34.8 million and 27.7 million of awards, options or warrants, during 2010, 2009 and 2008, respectively, because their inclusion would be antidilutive.

NOTE 15—OTHER NON-INTEREST EXPENSE

The following table represents the components of non-interest expense for 2010, 2009 and 2008:

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Professional services	$916	$796	$806
Collections	596	599	569
Fraud losses	80	86	106
Bankcard association assessments	221	215	195
Core deposit intangible amortization	203	216	191
Other	667	629	1,102
Total	$2,683	$2,541	$2,969

NOTE 16—STOCK-BASED COMPENSATION PLAN

Stock Plans

We have one active stock-based employee compensation plan. Under the plan, we reserve common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance share units.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for our active stock-based compensation plan as of December 31, 2010 and 2009. The ability to issue grants from the 1999 Non-Employee Directors Stock Incentive Plan was terminated in 2009.

			Available For Issuance
(In thousands)			December 31
Plan Name	Shares Reserved		2010	2009	2008
2004 Stock Incentive Plan	40,000	(1)	16,225	17,789	4,506
_____________
(1)	On April 20, 2009 the Board authorized an increase in shares reserved of 20 million shares to 40 million shares in total.

Generally the exercise price of stock options, or value of restricted stock awards, will equal the fair market value of our common stock on the date of grant. The maximum contractual term for options is ten years, and option vesting is determined at the time of grant. The vesting for most options is 33 1/3 percent per year beginning with the first anniversary of the grant date. For restricted stock granted before 2010, the vesting was usually 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date.  For restricted stock granted in 2010, the vesting is usually 33 1/3 percent per year beginning with the first anniversary of the grant date.

We also issue cash equity units which are recorded as liabilities as the expense is recognized. Cash equity units are settled with a cash payment for each unit vested equal to the average fair market value of our common stock for the 20 trading days preceding the vesting date. Because they are settled in cash with no opportunity for any shares to be issued at vesting or settlement, cash equity units are not included in shares reserved or available for issuance. For cash equity units granted before 2010, the vesting was usually 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date. For cash equity units granted in 2010, vesting will usually be 33 1/3 percent per year beginning with the first anniversary of the grant date.

We recognize compensation expense on a straight line basis over the entire award’s vesting period for any awards with graded vesting attributes. Total compensation expense recognized for stock-based compensation during the years 2010, 2009 and 2008 was $149 million, $146 million and $112 million, respectively. The total income tax benefit recognized in the consolidated statement of income for stock-based compensation arrangements during the years 2010, 2009 and 2008 was $52 million, $51 million and $39 million, respectively.

Stock option expense is based on the fair value per stock option, estimated at the grant date using a Black-Scholes option-pricing model. The fair value of stock options granted during 2010, 2009 and 2008 was estimated using the weighted average assumptions summarized below:

	Year Ended December 31,
Assumptions	2010	2009	2008
Dividend yield (1)	1.49%	4.79%	3.20%
Volatility factors of stock’s expected market price	38	43	28
Risk-free interest rate	2.49	1.79	2.89
Expected option lives (in years)	5.0	5.0	5.0
_____________
(1)	In 2010, 2009, and 2008, we paid dividends at the annual rate of $0.20, $0.53, and $1.50 per share, respectively.

A summary of stock option activity under the plans as of December 31, 2010 and 2009, and changes during each year are presented below:

	Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2010	21,905	$53.58
Granted	619	37.07
Exercised	(577)	22.56
Cancelled	(1,373)	65.29
Outstanding as of December 31, 2010	20,574	$53.18	4.6 years	$83
Exercisable as of December 31, 2010	16,050	$58.56	3.8 years	$19

	Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2009	23,827	$59.18
Granted	3,556	18.23
Exercised	(356)	26.57
Cancelled	(5,122)	56.72
Outstanding as of December 31, 2009	21,905	$53.58	5.4 years	$73
Exercisable as of December 31, 2009	13,486	$60.25	3.7 years	$4

As of December 31, 2010, the number of shares, weighted average exercise price, aggregate intrinsic value and weighted average remaining contractual terms of stock options vested and expected to vest approximate amounts for stock options outstanding. The weighted-average fair value of options granted during the years 2010, 2009 and 2008 was $11.78, $4.56 and $9.94, respectively. Cash proceeds from the exercise of stock options were $13 million, $9 million, and $71 million for 2010, 2009 and 2008, respectively. Tax benefits realized from the exercise of stock options were $4 million, $1 million and $9 million for 2010, 2009 and 2008, respectively. The total intrinsic value of stock options exercised during the years 2010, 2009 and 2008 was $11 million, $4 million, and $27 million, respectively.

A summary of 2010 activity for restricted stock awards and units is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2010	5,769	$29.91
Granted	1,595	36.83
Vested	(1,645)	35.79
Cancelled	(375)	28.68
Unvested as of December 31, 2010	5,344	$30.29

The weighted-average grant date fair value of restricted stock granted for 2010, 2009 and 2008 was $36.83, $17.58 and $49.33, respectively. The total fair value of restricted stock vesting was $62 million, $41 million and $34 million in 2010, 2009 and 2008, respectively.  We expect to recognize the unrecognized compensation cost for unvested restricted awards of $50 million as of December 31, 2010 over the next three years.

Cash equity units vesting in  2010, 2009, and 2008 resulted in cash payments to associates of $48 million, $10 million, and $30 million, respectively. These cash payments reflect the number of units vesting based on our stock price as of or for some defined period prior to the vest date.   We expect to recognize the unrecognized compensation cost for unvested cash equity units of $54 million as of December 31, 2010, which calculated based on the average quarterly stock price, over the next 3 years.

2011 CEO Grant

In January 2011, our Board of Directors approved a compensation package for our CEO. This package included an opportunity to receive from 0% to 200% of the target number of 82,851 shares of our common stock based on our performance over the three-year period beginning on January 1, 2011. The package also included a grant of 608,366 nonstatutory stock options at an exercise price of $48.28 per share. The options will become fully exercisable on January 26, 2014. Upon retirement, these awards will continue to vest in accordance with the original vesting schedule. Compensation expense of $12 million related to these awards will be recognized in 2011.

2010 CEO Grant

In January 2010, our Board of Directors approved a compensation package for our CEO. This package included an opportunity to receive from 0% to 200% of the target number of 88,920 shares of our common stock based on our performance over the three-year period beginning on January 1, 2010. The package also included a grant of 559,333 nonstatutory stock options at an exercise price of $36.55 per share. The options will become fully exercisable on January 27, 2013. Upon retirement, these awards will continue to vest in accordance with the original vesting schedule. Compensation expense of $10 million related to these awards was recognized in 2010.

In 2011, our Board of Directors also approved a grant of 134,632 restricted stock units as a portion of to the 2010 compensation package for our CEO. The award will vest in full in three years and settle in cash based on our average stock price over the twenty trading days preceding the vesting date. The compensation expense of $7 million related to this award will be recognized in 2011.

2009 CEO Grant

In January 2009, our Board of Directors approved a compensation package for our CEO. This package included an opportunity to receive from 0% to 200% of the target number of 95,239 shares of our common stock based on our performance over the three-year period beginning on January 1, 2009. The package also included a grant of 970,403 nonstatutory stock options at an exercise price of $18.28 per share. The options will become fully exercisable on January 29, 2012. Both awards are subject to restrictions regarding sale or transfer of the shares received until the earlier of the date on which the U.S. Treasury no longer holds any shares of the preferred stock that we issued under the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (“CPP”) or one year after retirement from our Company. We redeemed this preferred stock in June 2009 and therefore these restrictions have lapsed.  Compensation expense of $6 million related to these awards was recognized in 2009.

In 2010, our Board of Directors also approved a grant of 136,799 restricted stock units as a portion of the 2009 compensation package for our CEO. The award will vest in full in three years and settle in cash based on our average stock price over the twenty trading days preceding the vesting date. Compensation expense of $5 million related to this award was recognized in 2010.

Accelerated Vesting Option Grants

Associate Stock Purchase Plan

We maintain an Associate Stock Purchase Plan (the “Purchase Plan”) which is a compensatory plan under the accounting guidance for stock-based compensation.  We recognized $4 million in compensation expense for each of the years ended December 31, 2010, 2009 and 2008 under the Purchase Plan.

Under the Purchase Plan, our associates are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of our unissued common or treasury stock at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 8.0 million shares of common stock have been authorized for issuance under the 2002 Associate Stock Purchase Plan, of which 2.6 million and 3.4 million shares were available for issuance as of December 31, 2010 and 2009, respectively.

Dividend Reinvestment and Stock Purchase Plan

In 2002, we implemented our Dividend Reinvestment and Stock Purchase Plan (“2002 DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. We had 7.4 million shares available for issuance under the 2002 DRP at both December 31, 2010 and 2009.

NOTE 17—EMPLOYEE BENEFIT PLANS

Retirement Plans

Defined Contribution Plan

We sponsor a contributory Associate Savings Plan (the “Plan”) in which substantially all full-time and certain part-time associates are eligible to participate. We make contributions to each eligible associate’s account, match a portion of associate contributions and make discretionary contributions based upon our meeting a certain earnings per share target or other performance metrics.  In June 2010, we announced that we were implementing a new company contribution structure and several administrative enhancements to the Plan that were effective July 1, 2010. The new contribution structure provides a company contribution through a combination of basic and matching company contributions. We transitioned to the new contribution structure on July 1, 2010, as such, any of our discretionary contribution payout for 2010 was prorated for the period January 1, 2010 to June 30, 2010.  Our contributions to this plan amounted to $118 million, $79 million and $110 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective December 31, 2009, the Hibernia Corporation Employee Stock Ownership Plan (“Hibernia ESOP”) was merged into the Plan, and the Hibernia ESOP net assets of $34 million as of December 31, 2009 were transferred into the Plan.  As a result, we had no contributions of cash or shares of our common stock to this plan in 2010 or 2009. We recognized compensation expense of $4 million in 2008 related to the ESOP.

Defined Benefit Pension and Other Postretirement Benefit Plans

We sponsor defined benefit pension plans and other postretirement benefit plans. Pension plans include a legacy frozen cash balance plan and plans assumed in the North Fork acquisition, including two qualified defined benefit pension plans and several non-qualified defined benefit pension plans. Our legacy pension plan and the two qualified pension plans from the North Fork acquisition were merged into a single plan effective December 31, 2007. Other postretirement benefit plans, including a legacy plan and plans assumed in the Hibernia and North Fork acquisitions, all of which provide medical and life insurance benefits, which were merged into a single plan effective January 1, 2008.

Our pension plans and the other postretirement benefit plans are valued using a December 31 measurement date.  Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.

The following table sets forth, on an aggregated basis, changes in the benefit obligations and plan assets, how the funded status is recognized in the balance sheet, and the components of net periodic benefit cost:

	Year Ended December 31,
	2010	2009	2010	2009
(Dollars in millions)	Pension Benefits		Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$190	$190	$67	$74
Service cost	2	2	1	2
Interest cost	10	11	3	4
Benefits paid	(19)	(21)	(4)	(4)
Net actuarial loss (gain)	10	8	(1)	(9)
Benefit obligation at end of year	$193	$190	$66	$67

Change in plan assets:
Fair value of plan assets at beginning of year	$213	$193	$7	$7
Actual return on plan assets	26	40	1	0
Employer contributions	1	1	4	4
Benefits paid	(19)	(21)	(4)	(4)
Fair value of plan assets at end of year	$221	$213	$8	$7
Funded status at end of year	$28	$23	$(58)	$(60)

Balance Sheet Presentation:
Other assets	$39	$34	$0	$0
Other liabilities	(11)	(11)	(58)	(60)
Net amount recognized at end of year	$28	$23	$(58)	$(60)
Accumulated benefit obligation at end of year	$193	$190	n/a	n/a

Components of net periodic benefit cost:
Service cost	$2	$2	$1	$2
Interest cost	10	11	3	4
Expected return on plan assets	(15)	(14)	(1)	0
Amortization of transition obligation, prior service credit, and net actuarial loss	1	1	(3)	(8)
Net periodic benefit cost	$(2)	$0	$0	$(2)

Changes recognized in other comprehensive income, pretax:
Net actuarial gain	$1	$18	$1	$9
Reclassification adjustments for amounts recognized in net periodic benefit cost	1	1	(3)	(8)
Total recognized in other comprehensive income	$2	$19	$(2)	$1

Pre-tax amounts recognized in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit cost, consist of:

	December 31,
	2010	2009	2010	2009
(Dollars in millions)	Pension Benefits		Postretirement Benefits
Transition obligation	$0	$0	$0	$0
Prior service credit	0	0	11	15
Net actuarial gain (loss)	(58)	(60)	2	0
Accumulated other comprehensive income	$(58)	$(60)	$13	$15

Pre-tax amounts in accumulated other comprehensive income that are expected to be recognized as decreases (increases) of net periodic benefit cost for the year ending December 31, 2010, consist of:

(Dollars in millions)	Pension Benefits	Postretirement Benefits
Prior service cost	$0	$3
Net actuarial loss gain	(1)	0
Total	$(1)	$3

The following table sets forth the aggregate benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets. Based on the status of our pension plans, the information presented also represents the aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets.

	December 31,
	2010	2009	2010	2009
(Dollars in millions)	Pension Benefits		Postretirement Benefits
Benefit obligation	$193	$190	$66	$67
Fair value of plan assets	221	213	8	7

The following table presents weighted-average assumptions used in the accounting for the plans:

	December 31,
	2010	2009	2010	2009
	Pension Benefits		Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	5.2%	5.7%	5.2%	5.7%
Rate of compensation increase	n/a	n/a	n/a	n/a
Assumptions for periodic benefit cost for the year ended:
Discount rate	5.7%	6.3%	5.7%	6.3%
Expected long-term rate of return on plan assets (1)	7.5%	7.5%	7.5%	7.5%
Rate of compensation increase	n/a	n/a	n/a	n/a

Assumptions for year-end valuations:
Health care cost trend rate assumed for next year	n/a	n/a	8.7%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	4.5%	4.5%
Year the rate reaches the ultimate trend rate	n/a	n/a	2028	2028
_____________
(1)	Our expected long-term rate of return on plan assets is defined as 20 years.

To develop the expected long-term rate of return on plan assets assumption, consideration was given to the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on the plan assets assumption for the portfolio.

Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Year ended December 31,
	2010		2009
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$6	$(5)	$6	$(5)
Effect on total service and interest cost components	0	0	1	(1)

Plan Assets

The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:

	December 31,
	2010	2009
Common collective trusts(1)	73.9%	69.4%
Money market fund	3.2	30.1
Limited partnerships	0.0	0.5
Corporate bonds (S&P rating of A or higher)	0.8	0.0
Corporate bonds (S&P rating of lower than A)	1.7	0.0
Government securities	20.1	0.0
Mortgage backed securities	0.3	0.0
Total	100.0%	100.0%
_____________
(1)	Common collective trusts include domestic and international equity securities.

The investment guidelines provide the following asset allocation targets and ranges: domestic equity target of 50% and allowable range of 45% to 55%, international equity target of 20% and allowable range of 15% to 25%, and fixed income securities target of 30% and allowable range of 25% to 40%.

Plan assets are invested using a total return investment approach whereby a mix of equity securities and debt securities are used to preserve asset values, diversify risk and enhance our ability to achieve our long-term investment return benchmark. Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and our financial condition. Investment performance and asset allocation are measured and monitored on a quarterly basis.

Plan assets are managed in a balanced portfolio comprised of three major components: a domestic equity portion, an international equity portion and a domestic fixed income portion. The expected role of plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of fund equity investments.

Fair Values Measurement

For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 19—Fair Value of Financial Instruments.”

Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2010
(Dollars in millions)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$169	$0	$169
Short-term investment fund	0	7	0	7
Corporate bonds (S&P rating of A or higher)	0	2	0	2
Corporate bonds (S&P rating of lower than A)	0	4	0	4
Government securities	0	46	0	46
Mortgage-backed securities	0	1	0	1
Municipal bonds	0	0	0	0
Total Plan Assets	$0	$229	$0	$229

	December 31, 2009
(Dollars in millions)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$153	$0	$153
Money market fund	66	0	0	66
Limited partnerships	0	0	1	1
Total Plan Assets	$66	$153	$1	$220

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

Level 3 Instruments Only

Year Ended December 31, 2010
(Dollars in millions)	Limited Partnerships
Balance, January 1, 2010	$1
Total realized and unrealized losses:
Included in net income	0
Settlements, net	(1)
Transfers in(out) of Level 3	0
Balance, December 31, 2010	$0
Total unrealized gains (losses) included in net income related to assets still held as of December 31, 2010	$0

Year Ended December 31, 2009
(Dollars in millions)	Limited Partnerships
Balance, January 1, 2009	$10
Total realized and unrealized losses:
Included in net income	(1)
Settlements, net	(8)
Transfers in(out) of Level 3	0
Balance, December 31, 2009	$1
Total unrealized gains (losses) included in net income related to assets still held as of December 31, 2009	$(1)

Expected future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2011	$14	$4
2012	14	4
2013	13	5
2014	14	5
2015	13	5
2016 - 2020	63	26

In 2011, $1 million in contributions are expected to be made to the pension plans, and $2 million in contributions are expected to be made to other postretirement benefits plans.  In addition, the estimated payment for 2010 net benefits of $2 million will be paid from the postretirement benefit plan's assets early in 2011.

NOTE 18—INCOME TAXES

We account for income taxes in accordance with the accounting guidance prescribed by the FASB, recognizing the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Current income tax provision:
Federal taxes	$(152)	$278	$1,069
State taxes	31	35	53
International taxes	122	22	32
Total current provision	$1	$335	$1,154
Deferred income tax provision:
Federal taxes	$1,121	$9	$(644)
State taxes	87	(6)	(3)
International taxes	71	11	(10)
Total deferred provision (benefit)	$1,279	$14	$(657)
Total income tax provision	$1,280	$349	$497

Income tax benefits of $2 million, $793 million and $32 million in 2010, 2009 and 2008, respectively, were allocated directly to reduce goodwill from acquisitions.

Income tax provision (benefit) reported in stockholders’ equity was as follows:

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Foreign currency translation gains (losses)	$6	$(9)	$7
Net unrealized securities gains (losses)	48	521	(421)
Other-than-temporary impairment on securities	27	0	0
Net unrealized derivative gains	5	61	28
Adoption of new consolidation accounting standards	(1,642)	0	0
Employee stock plans	10	16	11
Employee retirement plans	0	7	(55)
Total income tax provision (benefit)	$(1,546)	$596	$(430)

The reconciliation of income tax attributable to continuing operations, computed at the U.S. federal statutory tax rate, to income tax expense was:

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Income tax at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	1.28	2.40	3.45
Resolution of federal income tax issues and audits	(2.54)	(4.63)	0
Other foreign tax differences, net	(0.54)	(0.20)	1.97
Goodwill impairment	0	0	47.67
Other, including nontaxable income and general business tax credits	(3.64)	(6.41)	(2.62)
Income taxes	29.56%	26.16%	85.47%

During 2010, 2009 and 2008, our income tax expense was reduced by $110 million, $62 million and zero, respectively, due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service (“IRS”). This reduction represented the release of previous accruals for potential audit and litigation adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
(Dollars in millions)	2010	2009
Deferred tax assets:
Allowance for loan and lease losses	$1,950	$1,496
Unearned income	85	206
Net unrealized losses on securities and derivative instruments	0	0
Employee stock plans	162	147
Rewards & sweepstakes programs	525	473
Valuation difference of acquired loans	503	690
Representation & warranty reserve	302	86
Employee benefits	119	123
Securitizations	13	91
Foreign tax credit carryforward	87	131
Other foreign deferred taxes	50	0
Other assets	287	378
Subtotal	4,083	3,821
Valuation allowance	(130)	(109)
Total deferred tax assets	3,953	3,712
Deferred tax liabilities:

	December 31,
(Dollars in millions)	2010	2009
Original issue discount	574	715
Property & equipment	66	39
Prepaid expenses	13	9
Leasing activities	46	23
Core deposit and other intangibles	348	406
Servicing assets	48	83
Net unrealized gains on securities and derivative instruments	36	32
Other foreign deferred taxes	0	39
Other liabilities	107	90
Total deferred tax liabilities	1,238	1,436
Net deferred tax assets	$2,715	$2,276

We have state net operating loss carryforwards with a tax value of $143 million that expire from 2011 to 2030.  We have foreign tax credit carryforwards of $87 million that expire in 2014 through 2018.

The valuation allowance was increased by $21 million to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount that we have determined is more likely than not to be realized.

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

	December 31,
(Dollars in millions)	2010	2009
Original Issue discount:
OID—late fees	$387	$512
OID—all other	1,192	1,461
Gross original issue discount	1,579	1,973
Net deferred tax liability	$574	$715

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During 2010, 2009 and 2008, $(62) million, $(7) million and $30 million, respectively, of net interest and penalties was included in income tax expense. The accrued balance of interest and penalties related to unrecognized tax benefits is presented in the table below.

A reconciliation of the change in unrecognized tax benefits from January 1, 2009 to December 31, 2010 is as follows:

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance at January 1, 2009	$561	$176	$737
Additions for tax positions related to the current year	8	0	8
Additions for tax positions related to prior years	43	35	78
Reductions for tax positions related to prior years due to IRS and other settlements	(255)	(110)	(365)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	7	1	8
Other reductions for tax positions related to prior years	(5)	(2)	(7)
Balance at December 31, 2009	359	100	459
Additions for tax positions related to the current year	0	0	0
Additions for tax positions related to prior years	0	8	8
Reductions for tax positions related to prior years due to IRS and other settlements	(72)	(43)	(115)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	0	0	0
Other reductions for tax positions related to prior years	(2)	0	(2)
Balance at December 31, 2010	$285	$65	$350
Portion of balance at December 31, 2010 that, if recognized, would impact the effective income tax rate	$108	$42	$150

We are subject to examination by the IRS and other tax authorities in certain countries and states in which we have significant business operations. The tax years subject to examination vary by jurisdiction. The IRS is currently examining our federal income tax returns for the years 2007 and 2008.  During 2009, we made cash payments to the IRS related to concluded examinations for 2005 and 2006, which resulted in a reduction of approximately $195 million in the balance of net unrecognized tax benefits.  During 2010, no payments were made to the IRS to reduce the balance of net unrecognized tax benefits.

On April 9, 2010, the U.S. Tax Court entered a decision in our pending case with respect to certain tax issues for the years 1995 to 1999, with both parties prevailing on certain issues.  On July 6, 2010, we appealed two issues to the Fourth Circuit Court of Appeals.  The IRS prevailed on these issues in the Tax Court.  The IRS did not appeal the two issues for which the Tax Court ruled in our favor and the Tax Court’s decision on those issues is final.  As a result of the non-appeal by the IRS, we reduced the amount of unrecognized tax benefits with respect to these issues by approximately $56 million.  With respect to the issues still pending on appeal, the ultimate outcome remains uncertain and may also impact tax years after 1999.   It is reasonably possible that a settlement related to these timing issues may be made within twelve months of the reporting date.  At this time, an estimate of the potential change to the amount of unrecognized tax benefits resulting from such a settlement cannot be made.

As of December 31, 2010, U.S. income taxes and foreign withholding taxes have not been provided on approximately $633 million of unremitted earnings of our subsidiaries operating outside the U.S., in accordance with the guidance for accounting for income taxes in special areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, we could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2010, U.S. income taxes have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc. and the acquisition of Chevy Chase Bank, F.S.B., are subject to recapture in the unlikely event that CONA, as successor to North Fork Bank and Chevy Chase Bank F.S.B., makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. We did not make any material fair value option elections as of and for the years ended December 31, 2010 and 2009. For a detailed discussion regarding the fair value hierarchy and how we measures fair value, see “Note 1—Summary of Significant Accounting Policies.”

Level 1, 2 and 3 Valuation Techniques

Financial instruments are considered Level 1 when the valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2010 and 2009:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2010
	Fair Value Measurements Using			Assets/ Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$386	$314	$0	$700
Collateralized mortgage obligations	0	13,277	308	13,585
Mortgage-backed securities	0	16,394	270	16,664
Asset-backed securities	0	9,953	13	9,966
Other	293	322	7	622
Total securities available for sale	679	40,260	598	41,537
Other assets:
Mortgage servicing rights	0	0	141	141
Derivative receivables(1) (2)	8	1,265	46	1,319
Retained interests in securitization	0	0	117	117
Total Assets	$687	$41,525	$902	$43,114

Liabilities
Other liabilities:
Derivative payables(1)	$(18)	$(575)	$(43)	$(636)
Total Liabilities	$(18)	$(575)	$(43)	$(636)

	December 31, 2009
	Fair Value Measurements Using			Assets/ Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$392	$477	$0	$869
Collateralized mortgage obligations	0	8,656	982	9,638
Mortgage-backed securities	0	20,198	486	20,684
Asset-backed securities	0	7,179	13	7,192
Other	73	349	25	447
Total securities available for sale	465	36,859	1,506	38,830
Other assets:
Mortgage servicing rights	0	0	240	240
Derivative receivables(1)(2)	4	625	440	1,069
Retained interests in securitizations	0	0	3,945	3,945
Total Assets	$469	$37,484	$6,131	$44,084

Liabilities
Other liabilities:
Derivative payables(1) (2)	$8	$366	$33	$407
Total Liabilities	$8	$366	$33	$407
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

(2)
Does not reflect $20 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2010 and 2009, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

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

During 2010, we had minimal movements between Levels 1 and 2. In connection with the adoption of the new consolidation accounting standards on January 1, 2010, retained interests in securitizations, which were considered a Level 3 security, were reclassified to loans held for investment when the underlying trusts were consolidated.

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

	Year Ended December 31, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights	Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2010	$1,506	$240	$440	$3,945	$33
Total realized and unrealized gains (losses):
Included in net income	(3)	(82)	5	9	11
Included in other comprehensive income	(94)	0	0	0	0
Purchases, sales, issuances and settlements, net	40	(17)	4	(86)	1
Impact of adoption of consolidation standards	0	0	(401)	(3,751)	0
Transfers in to Level 3(4)	1,206	0	0	0	(2)
Transfers out of Level 3 (4)	(2,057)	0	(2)	0	0
Balance, December 31, 2010	$598	$141	$46	$117	$43
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of December 31, 2010(5)	$(3)	$(82)	$5	$0	$11

	Year Ended December 31, 2010
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset-backed Securities	Other	Total
Securities Available for Sale
Balance, January 1, 2010	$0	$982	$486	$13	$25	$1,506
Total realized and unrealized gains (losses):
Included in net income	0	(3)	0	0	0	(3)
Included in other comprehensive income	0	(58)	(34)	(2)	0	(94)
Purchases, sales, issuances and settlements, net	0	(30)	0	70	0	40
Transfers in to Level 3 (4)	0	503	653	50	0	1,206
Transfers out of Level 3 (4)	0	(1,086)	(835)	(118)	(18)	(2,057)
Balance, December 31, 2010	$0	$308	$270	$13	$7	$598
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of December 31, 2010(5)	$0	$(3)	$0	$0	$0	$(3)

	Year Ended December 31, 2009
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2009	$2,380	$151		$60	$1,470	$61
Total realized and unrealized gains (losses):
Included in net income	0	(6	)(1)	(214)	(131)	(28)
Included in other comprehensive income	(168)	0		0	114	0
Purchases, sales, issuances and settlements, net	(115)	95		38	2,492	4
Transfers in/(out) of Level 3	(591)	0		556	0	(4)
Balance, December 31, 2009	$1,506	$240		$440	$3,945	$33
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of December 31, 2009(5)	$0	$(6)		$(214)	$71	$(28)

	Year Ended December 31, 2009
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset-backed Securities	Other	Total
Securities Available for Sale
Balance, January 1, 2009	$0	$1,580	$773	$0	$27	$2,380
Total realized and unrealized gains (losses):
Included in net income	0	0	0	0	0	0
Included in other comprehensive income	0	(175)	7	0	0	(168)
Purchases, sales, issuances and settlements, net	0	(235)	48	74	(2)	(115)
Transfers in/out of Level 3 (4)	0	(188)	(342)	(61)	0	(591)
Balance, December 31, 2009	$0	$982	$486	$13	$25	$1,506
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of December 31, 2009(5)	$0	$0	$0	$0	$0	$0
_____________
(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
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

(4)
The transfer out of Level 3 for the year ended December 31, 2010 was primarily driven by greater consistency amongst multiple pricing sources. The transfer into Level 3 were primarily driven by less consistency amongst vendor pricing on individual securities for non-agency MBS.

(5)
The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for available-for-sale securities and accretion on certain fixed maturity securities, and are reported in total other-than-temporary losses as a component of non-interest income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheet. These financial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate impairment).  Fair value adjustments for loans held for sale, foreclosed assets, and other assets are recorded in other non-interest expense, and fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet, the following table provides the fair value measures by level of valuation assumptions used and the gains or losses recognized for these assets as a result of fair value measurements.

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair	Total
(Dollars in millions)	Level 1	Level 2	Level 3	Value	Gains/(Losses)
Assets
Loans held for sale	$0	$206	$0	$206	$(9)
Loans held for investment	0	126	159	285	(151)
Foreclosed assets(1)	0	249	0	249	(42)
Other	0	18	0	18	(8)
Total	$0	$599	$159	$758	$(210)

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair	Total
(Dollars in millions)	Level 1	Level 2	Level 3	Value	Gains/(Losses)
Assets
Loans held for sale	$0	$266	$0	$266	$16
Loans held for investment	0	156	267	423	255
Foreclosed assets(1)	0	197	0	197	26
Other	0	31	0	31	(4)
Total	$0	$650	$267	$917	$293
_____________
(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value.

	December 31,
	2010		2009
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value(1)
Financial Assets
Cash and cash equivalents	$5,249	$5,249	$8,685	$8,685
Restricted cash for securitization investors	1,602	1,602	501	501
Securities available for sale	41,537	41,537	38,830	38,830
Securities held to maturity	0	0	80	80
Loans held for sale	228	228	268	268
Net loans held for investment	120,319	124,117	86,492	86,158
Interest receivable	1,070	1,070	936	936
Accounts receivable from securitization	118	118	7,128	7,128
Derivatives	1,319	1,319	1,069	1,069
Mortgage servicing rights	141	141	240	240

Financial Liabilities
Non-interest bearing deposits	$15,048	$15,048	$13,439	$13,439
Interest-bearing deposits	107,162	107,587	102,370	102,616
Senior and subordinated notes	8,650	9,236	9,045	9,156
Securitized debt obligations	26,915	26,943	3,954	3,890
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,517	1,517	1,140	1,140
Other borrowings	4,714	4,901	6,875	6,693
Interest payable	488	488	509	509
Derivatives	636	636	407	407
_____________
(1)	Certain prior period amounts have been revised to conform to current presentation.

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2010 and 2009. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

Financial Assets

Cash and Cash Equivalents

The carrying amounts of cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks approximate fair value.

Restricted Cash or Securitization Investors

The carrying amounts of restricted cash for securitization investors approximate their fair value due to their relatively short-term nature.

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

Certain securities available for sale are classified as Level 2 and 3, the majority of which are collateralized mortgage obligations and mortgage-backed securities. Classification indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves, and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings, and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.

We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

As of December 31, 2010, we saw significant improvements in the market value of our portfolio holdings driven by stabilization of the financial markets and reduced risk premiums as compared to 2009. The decrease in the amount of Level 3 securities reflected continued run-off of the securities, the liquidation of our CMBS and MBS securities, and improvement in pricing consistency.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of December 31, 2010 and 2009 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at December 31, 2010 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our credit card, auto and commercial loan portfolios.

Commercial loans are considered impaired when it is probable that all amounts due in accordance with the contractual terms will not be collected. From time to time, we record nonrecurring fair value adjustments to reflect the fair value of the loan’s collateral. See table of assets and liabilities measured at fair value on a nonrecurring basis above.

Interest Receivable

The carrying amount of interest receivable approximates the fair value of this asset due to its relatively short-term nature.

Accounts Receivable from Securitizations

Accounts receivable from securitizations include the interest-only strip, retained notes accrued interest receivable, cash reserve accounts and cash spread accounts for those securitization structures achieving off-balance sheet treatment. Refer to “Note 7—Variable Interest Entities and Securitizations” for discussion regarding the adoption of the new accounting consolidation standards on January 1, 2010. We use a valuation model that calculates the present value of estimated future cash flows. The model incorporates our estimate of assumptions market participants use in determining fair value, including estimates of payment rates, defaults, and discount rates including adjustments for liquidity, and contractual interest and fees. Other retained interests related to securitizations are carried at cost, which approximates fair value. The valuation technique for these securities is discussed in more detail in “Note 7—Variable Interest Entities and Securitizations.”

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

Mortgage Servicing Rights

MSRs do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment spreads, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. We record MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The valuation technique for these securities is discussed in more detail in “Note 8—Goodwill and Other Intangible Assets.”

Financial liabilities

Interest Bearing Deposits

The fair value of other interest-bearing deposits was determined based on discounted expected cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Non-Interest Bearing Deposits

The carrying amount of non-interest bearing deposits approximates fair value.

Senior and Subordinated Notes

We engage multiple third party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models.

Securitized Debt Obligations

We utilized multiple third party pricing services to obtain fair value measures for the large majority of our securitized debt obligations.  The techniques used by the pricing services utilize observable market data to the extent available; and pricing models may be used which incorporate available trade, bid and other market information as described in the above section.  We used internal pricing models, discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third party pricing was not available.

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The increase in fair value of other borrowings above carrying values at December 31, 2010 was primarily due to interest rate spreads across the industry and the discounts in secondary trading activity exhibited in the junior subordinated borrowings during the second quarter of 2010.

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

Derivative Liabilities

Most of our derivatives are not exchange traded, but instead traded in over the counter markets where quoted market prices are not readily available. The fair value of those derivatives, derived using models that use primarily market observable inputs, such as interest rate yield curves, credit curves, option volatility and currency rates, are classified as Level 2. Any derivative fair value measurements using significant assumptions that are unobservable are classified as Level 3, which include interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other liabilities on the consolidated balance sheets.

We validate the pricing obtained from the internal models through comparison of pricing to additional sources, including external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated.

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding and included in other liabilities as of  December 31, 2010 and 2009 that have been issued since January 1, 2003 was $3 million. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At December 31, 2010 and 2009, there was no material unrealized appreciation or depreciation on these financial instruments.

NOTE 20—BUSINESS SEGMENTS

Segment Description

Our principal operations are currently organized into three primary business segments, which are defined based on the products and services provided, or the type of customer served:  Credit Card, Consumer Banking and Commercial Banking.  The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment are included in the “Other” category.

•
Credit Card: Consists of our domestic consumer and small business card lending, national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer home loan lending and servicing activities.

•	Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers.

•
Other Category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. The Other category also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; certain gains (losses) on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as acquisition and restructuring charges; provisions for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

Basis of Presentation

We report the financial results of our business segments on a continuing operations basis. See “Note 3—Discontinued Operations” for a discussion of discontinued operations.  The results of our individual businesses, which are prepared on an internal management accounting and reporting basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.  We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on GAAP. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the managed basis presentation of our business segment results may not be comparable to similar information provided by other financial service companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with GAAP.

Prior to January 1, 2010, our managed-basis presentation assumed that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned.  Our managed results also reflected differences in accounting for the valuation of retained interests and the recognition of gains and losses on the sale of interest-only strips. Our managed results did not include the addition of an allowance for loan and lease losses for the loans underlying our off-balance sheet securitization trusts. The adoption on January 1, 2010 of the new consolidation accounting standards resulted in accounting for the loans in our securitization trusts in our reported financial statements in a manner similar to how we account for these loans on a managed basis.  As a result, our total reported and managed basis presentations are generally comparable for periods beginning after January 1, 2010.

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

•	Non-interest income: Non-interest fees and other revenue associated with loans or customers managed by each business segment and other direct revenues are accounted for within each business segment.

•	Provision for loan and lease losses: The provisions for loan and lease losses are directly attributable to the business segment in which the loans are managed.

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

Segment Results and Reconciliation

The following tables provide a summary of our business segment results for the years ended December 31, 2010, 2009 and 2008 and selected balance sheet data as of December 31, 2010 and 2009. Total consolidated assets are not allocated among our business segments in the information that is reviewed by our chief operating decision maker.  The total of our business segment results and “Other” category, or “Total Managed,” differs from our total consolidated reported results. The impact of these differences is reflected in the “Securitization Adjustments” category.  The securitization adjustments remove the impact of presenting off-balance sheet securitized loans in our business segment results in the same manner as on-balance sheet loans to reconcile to our total consolidated reported results.

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment.

	Year Ended December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income (expense)	$7,894	$3,727	$1,292	$(452)	$12,461	$(4)	$12,457
Non-interest income (expense)	2,720	870	181	(55)	3,716	(2)	3,714
Total revenue	10,614	4,597	1,473	(507)	16,177	(6)	16,171
Provision for loan and lease losses	3,188	241	429	55	3,913	(6)	3,907
Non-interest expense:
Core deposit intangible amortization	0	144	55	0	199	0	199
Other non-interest expense	3,951	2,806	741	237	7,735	0	7,735
Total non-interest expense	3,951	2,950	796	237	7,934	0	7,934
Income (loss) from continuing operations before income taxes	3,475	1,406	248	(799)	4,330	0	4,330
Income tax provision (benefit)	1,201	501	88	(510)	1,280	0	1,280
Income (loss) from continuing operations, net of tax	$2,274	$905	$160	$(289)	$3,050	$0	$3,050

	Year Ended December 31, 2009
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Securitization Adjustments(1)	Total Reported
Net interest income	$7,542	$3,231	$1,144	$172	$12,089	$(4,392)	$7,697
Non-interest income	3,747	755	172	73	4,747	539	5,286
Total revenue	11,289	3,986	1,316	245	16,836	(3,853)	12,983
Provision for loan and lease losses	6,051	876	983	173	8,083	(3,853)	4,230
Non-interest expense:
Restructuring expense(3)	0	0	0	119	119	0	119
Core deposit intangible amortization	0	169	43	0	212	0	212
Other non-interest expense	3,738	2,565	618	165	7,086	0	7,086
Total non-interest expense	3,738	2,734	661	284	7,417	0	7,417
Income (loss) from continuing operations before income taxes	1,500	376	(328)	(212)	1,336	0	1,336
Income tax provision (benefit)	522	132	(115)	(190)	349	0	349
Income (loss) from continuing operations, net of tax	$978	$244	$(213)	$(22)	$987	$0	$987

	Year Ended December 31, 2008
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Securitization Adjustments(2)	Total Reported
Net interest income	$7,464	$2,988	$962	$8	$11,422	$(4,273)	$7,149
Non-interest income	4,678	729	144	(134)	5,417	1,327	6,744
Total revenue	12,142	3,717	1,106	(126)	16,839	(2,946)	13,893
Provision for loan and lease losses	6,108	1,534	234	171	8,047	(2,946)	5,101
Non-interest expense:
Restructuring expense(3)	0	0	0	134	134	0	134
Goodwill impairment	0	811	0	0	811	0	811
Other non-interest expense	4,393	2,453	481	(62)	7,265	0	7,265
Total non-interest expense	4,393	3,264	481	72	8,210	0	8,210
Income (loss) from continuing operations before income taxes	1,641	(1,081)	391	(369)	582	0	582
Income tax provision (benefit)	574	(101)	137	(113)	497	0	497
Income (loss) from continuing operations, net of tax	$1,067	$(980)	$254	$(256)	$85	$0	$85
_______________

(1)
The significant increase in the loss from continuing operations reported in the “Other” category in 2010 compared to 2009 was primarily attributable to an increase in the provision for repurchase losses, an increase in the residual expense from our funds transfer pricing allocation process and a reduced benefit from the sale of securities.

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

(3)	In 2009, we completed the restructuring of our operations, which was initiated in 2007 to reduce expenses and improve our competitive cost position.

	December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Loans held for investment	$61,371	$34,383	$29,742	$451	$125,947	$0	$125,947
Total deposits	0	82,959	22,630	16,621	122,210	0	122,210

	December 31, 2009
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Securitization Adjustments(1)	Total Reported
Loans held for investment	$68,524	$38,214	$29,613	$452	$136,803	$(46,184)	$90,619
Total deposits	0	74,145	20,480	21,184	115,809	0	115,809
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

NOTE 21—COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

We had contractual amounts of standby letters of credit and commercial letters of credit of $1.8 billion at December 31, 2010. As of December 31, 2010, financial guarantees had expiration dates ranging from 2011 to 2016.  The fair value of the guarantees outstanding at December 31, 2010 that have been issued since January 1, 2003, was $3 million and was included in other liabilities.

Chevy Chase Bank Acquisition

On February 27, 2009, we acquired all of the outstanding common stock of Chevy Chase Bank in exchange for our common stock and cash.  In addition, to the extent that losses on certain of Chevy Chase Bank’s home loans are less than the level reflected in the net credit mark estimated at the time the deal was signed, we are obligated to share a portion of the benefit with the former Chevy Chase Bank common stockholders (the “earn-out”). The maximum payment under the earn-out is $300 million and would occur after December 31, 2013. As of December 31, 2010, we have not recognized a liability with the earn-out based on our expectation of credit losses on the portfolio.

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

In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws.  The representations and warranties do not address the credit performance of the mortgage loans, but mortgage loan performance often influences whether a claim for breach of representation and warranty will be asserted and has an effect on the amount of any loss in the event of a breach of a representation or warranty.

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

These subsidiaries, in total, originated and sold to non-affiliates approximately $111 billion original principal balance of mortgage loans between 2005 and 2008, which are the years (or “vintages”) with respect to which our subsidiaries have received the vast majority of the repurchase requests and other related claims.

The following table sets forth the original principal balance of mortgage loan originations by vintage for the three general categories of purchasers of mortgage loans:

Original Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

(Dollars in billions)	2005	2006	2007	2008	Total

Government sponsored enterprises (“GSEs”)(1)	$3	$3	$4	$1	$11
Insured Securitizations	9	8	1	0	18
Uninsured Securitizations and Other	33	30	16	3	82
Total	$45	$41	$21	$4	$111
_______________
(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $18 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations), approximately $13 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $5 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”).  Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $82 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations.  We have determined from third-party databases that about $39 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”).  In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes.  An additional approximately $30 billion original principal balance of mortgage loans were initially sold to private investors as whole loans.  Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs.  For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans.  We do not have information about the current holders or disposition of the remaining $13 billion original principal balance mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $45 billion in unpaid principal balance remains outstanding, approximately $12 billion in losses have been realized, and approximately $13 billion in unpaid principal balance is at least 90 days delinquent.  Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels of these mortgage loans, but these amounts reflect our best estimates based on available data, including extrapolated estimates for the $13 billion original principal balance of mortgage loans about which we do not have information about the current holders.  These estimates could change as we get additional data or refine our analysis.

As of December 31, 2010, the subsidiaries had open repurchase requests relating to approximately $1.6 billion original principal balance of mortgage loans as compared with $1.0 billion as of December 31, 2009.

Over the last year, the vast majority of new repurchase demands received and, as discussed below, almost all of our $816 million reserves, relate to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations.  Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages.  We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following tables set forth information on pending repurchase requests by counterparty category and timing of initial repurchase request:

Open Pipeline All Vintages (all entities) (1)

(Dollars in millions) (All amounts are Original Principal Balance)	Open Claims at 12/31/09	Gross New Demands Received in 2010	Loans Repurchased/Made Whole in 2010(2)	Demands Rescinded in 2010(2)	Open Claims at 12/31/10

GSEs	$61	$204	$(52)	$(87)	$126
Insured Securitizations	366	645	(179)	0	832
Uninsured Securitizations and Others	588	104	(5)	(22)	665
Total	$1,015	$953	$(236)	$(109)	$1,623

(1)
The open pipeline includes all repurchase requests ever received by our subsidiaries where either the requesting party has not formally rescinded the repurchase request and where our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses.  Accordingly, repurchase requests denied by our subsidiaries and not pursued by the counterparty remain in the open pipeline.  Moreover, repurchase requests submitted by parties without contractual standing to pursue repurchase requests are included within the open pipeline unless the requesting party has formally rescinded its repurchase request.  Finally, the amounts reflected in this chart are the original principal balance amounts of the mortgage loans at issue and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.

(2)	Activity in 2010 relates to repurchase demands from all years.

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

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes to estimate:  (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases.  We also rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans.  This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests.  The GSEs have stronger contractual rights than non-GSE counterparties because GSE contracts typically do not contain prompt notice requirements for repurchase requests or materiality qualifications to the representations and warranties.  Moreover, although we often disagree with the GSEs about the validity of their repurchase requests, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses.  Our lifetime representation and warranty reserves with respect to GSE loans are grounded in this history.

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests.  Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category.  In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements for a valid repurchase request have been satisfied, typically, for example, that the counterparty promptly notify us upon discovery of any breach and that any breach materially and adversely affect the value of the mortgage loan at issue.  In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation.  Accordingly, our reserves for the Active Insured Securitization category are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers.  Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation.  Accordingly, our representation and warranty reserves for this category are litigation reserves.  In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization.  Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization.  Our litigation reserves with respect to both the U.S. Bank Lawsuit and the DBSP Lawsuit, in each case as discussed below, are contained within the Active Insured Securitization reserve category.  Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

For the $5 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $82 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loans sales category, we establish reserves by relying on our historical repurchase rates to estimate repurchase liabilities for these categories over the next twelve (12) months.  We do not believe we can estimate repurchase liability for these categories for a period longer than 12 months because of the relatively sporadic nature of repurchase requests from these categories.   Although we have not seen any significant activity from new counterparties from these categories, there has been a recent uptick in negotiation intensity from some counterparties who had submitted repurchase claims in earlier quarters with respect to whole loans.  In addition, some Uninsured Securitization investors from this category have not made repurchase requests or filed representation and warranty lawsuits, but instead have filed class actions under federal and state securities laws against investment banks and securitization sponsors.  Although we face some indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserves for all three subsidiaries were $816 million as of December 31, 2010 as compared with $238 million as of December 31, 2009.  We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $636 million for the year ended December 31, 2010.  During 2010, we had settlements of repurchase requests totaling $58 million that were charged against the reserve.  The table below summarizes changes in our representation and warranty reserves for the twelve months ended December 31, 2010 and 2009.

Changes in Representation and Warranty Reserves

	Year Ended December 31,
(Dollars in millions)	2010		2009
Representation and warranty repurchase reserve, beginning of period(1)	$238		$140
Provision for repurchase losses(2)	636	(3)	181
Net realized losses	(58)		(83)
Representation and warranty repurchase reserve, end of period(1)	$816		$238
_______________
(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)
The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $204 million and $19 million for the twelve months ended December 31, 2010 and 2009. The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $432 million and $162 million, pre-tax, for the twelve months ended December 31, 2010 and 2009.

(3)
Includes increases to the representation and warranty reserves in the first and second quarter of 2010 due primarily to counterparty activity and our ability to extend the timeframe over which we estimate our repurchase liability for mortgage loans sold by our subsidiaries to GSEs and those mortgage loans placed into Active Insured Securitizations for the full life of the mortgage loans sold by our subsidiaries for groups of loans for which we believe repurchases are probable. More specifically, of the $636 million increase in representation and warranty reserves for the twelve months ended December 31, 2010,  approximately $407  million resulted from our ability to extend  repurchase liability estimates to the life of the loan effective in the second quarter of 2010.  The remaining $229  million related primarily to changing counterparty activity in the form of updated estimates around active and probable litigation, most of which occurred in the first quarter of 2010.

As indicated in the table below, almost all of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

		December 31, 2010
(Dollars in millions, except for loans sold)	Loans Sold 2005 to 2008(1)	Reserve Liability
GSEs and Active Insured Securitizations	$24	$796
Inactive Insured Securitizations and Others	87	20
Total	$111	$816
______________
(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

The adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests (including the extent, if any, to which Inactive Insured Securitizations and other currently inactive investors ultimately assert claims), the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not arise to the level of being both probable and reasonably estimable outcomes that would justify an incremental reserve accrual under applicable accounting standards.  We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation and DBSP Litigation (see below), could be as high as $1.1 billion.  Notwithstanding our attempt to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and the amount of reasonably possible losses estimated here.  There is still significant uncertainty as to numerous factors that contribute to ultimate liability levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates, and mortgage loan performance levels.

Litigation

In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation related matters when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated.  Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance.  Below we provide a description of material legal proceedings and claims.

The Banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa.  In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including the Company and its subsidiaries, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Fact and expert discovery have closed.  The parties have briefed and presented oral argument on motions to dismiss and class certification and are awaiting decisions from the court.

In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2010 and December 31, 2009 was zero.  In January, 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including the Company (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief.  In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. In December 2010, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.

Between January and April 2010, eight substantially similar putative class actions were filed against COBNA and Capital One Services, LLC (“COSI”) challenging various marketing practices relating to the payment protection product: Blackie v. Capital One Bank, et al. (U.S. District Court for the Eastern District of Pennsylvania); Carr v. Capital One Bank, et al. (U.S. District Court for the District of New Jersey); McCoy v. Capital One Bank, et al. (U.S. District Court for the Southern District of California); Mitchell v. Capital One Bank, et al. (U.S. District Court for the Central District of California); Salazar v. Capital One Bank, et al. (U.S. District Court for the District of South Carolina); Smith v. Capital One Bank, et al. (U.S. District Court for the District of Arkansas); Sullivan v. Capital One Bank, et al, (U.S. District Court for the District of Connecticut); Watlington v. Capital One Bank, et al. (U.S. District Court for the Middle District of North Carolina) (collectively “The Payment Protection Class Actions”). The Payment Protection Class Actions seek a range of remedies, including compensatory damages, punitive damages, restitution, disgorgement, injunctive relief and attorneys’ fees. Each of these cases is in early stages. In addition, in September 2009, the U.S. District Court for the Middle District of Florida certified a statewide class action in Spinelli v. Capital One Bank, et al. with respect to the marketing of the payment protection product in Florida. In May 2010, the U.S. Court of Appeals for the Eleventh Circuit denied COBNA’s and COSI’s petition for interlocutory review of the class certification order, allowing the case to proceed toward the summary judgment stage.  In May 2010, COBNA and COSI entered into a preliminary global settlement with the various putative class counsel in The Payment Protection Class Actions. In August 2010, the Florida federal court issued a preliminary approval order for the settlement.  After hearings in November and December, 2010, the Florida federal court issued a final approval order for the settlement.  We believe the total expected costs of the settlement will be within the non-material litigation reserve amount established in the second quarter of 2010, and as a result, we do not believe the amount necessary to resolve the litigation will be material to our financial conditions or results of operations.

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007.  The plaintiff in Rubio alleged in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and California’s Unfair Competition Law (the “UCL”) when it raised interest rates on certain credit card accounts.  The District Court granted COBNA’s motion to dismiss all claims as a matter of law prior to any discovery.  On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings.   The Ninth Circuit upheld the dismissal of the plaintiff's breach of contract claim, finding that COBNA was contractually allowed to increase interest rates.  In September 2010, the Ninth Circuit denied COBNA’s Petition for Panel Rehearing and Rehearing En Banc.  In January, 2011, COBNA filed a writ of certiorari with the United States Supreme Court, seeking leave to appeal the Ninth Circuit’s ruling.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter involves similar issues as Rubio.   This multi-district litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multidistrict Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA -- Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia),  A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL.  On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint.  The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the Truth in Lending Act (the “TILA”), the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts.  The parties are currently conducting discovery.

In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act.  The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA removed the case to the U.S. District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint.   In July 2010, the U.S. District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot.  In August 2010, we filed a motion to dismiss and a motion to stay discovery pending resolution of the motion to dismiss.  In January 2011, the Court took our motion to dismiss under advisement, while permitting discovery to proceed.

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc.  (the “U.S. Bank Litigation”).  Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to a limited number of specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank.  In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing.  In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG.  GreenPoint filed a motion to dismiss the amended complaint.  On January 6, 2011, the Court instructed plaintiffs to seek leave of court to file an amended complaint supported by an evidentiary showing of merit.   As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve.   Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable.  In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio.  With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $745 million of losses have been realized and approximately $437 million in mortgage loans are still outstanding, of which approximately $36 million are more than 90 days delinquent, including foreclosures and REO.

In September 2010, DB Structured Products, Inc. ("DBSP") named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. ("AGM") sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”).  DBSP purchased the HELOC loans from GreenPoint in 2006.   The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million.  DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP's representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP.  GreenPoint filed a motion to dismiss the complaint in October, 2010, which motion is pending before the court.  The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has not established a reserve with respect to any portfolio-wide repurchase claim, but in the event GreenPoint is obligated to indemnify for DBSP for the repurchase of all 6,200 mortgage loans, GreenPoint would incur the current and future economic losses inherent in the securitization.  With respect to these loans, we believe approximately $128 million of losses have been realized and approximately $75 million in mortgage loans are still outstanding, of which approximately $4 million are more than 90 days delinquent, including foreclosures and REO.

Since July 2009, we have been providing documents and information in response to an inquiry by the Staff of the SEC. In the first quarter of 2010, the SEC issued a formal order of investigation with respect to this inquiry. Although the order, as is generally customary, authorizes a broader inquiry by the Staff, we believe that the investigation is focused largely on our method of determining the loan loss reserves for our auto finance business for certain quarterly periods in 2007. We are cooperating fully with the Staff’s investigation.

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana.  Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts.  Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws.  Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees.  In May, 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks,  In re Checking Account Overdraft Litigation.  In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint.

On September 21, 2009, the Tax Court issued as decision in the case Capital One Financial Corporation and Subsidiaries v. Commissioner covering tax years 1995-1999, with both parties prevailing on certain issues.  On July 6, 2010, we filed a motion to appeal certain issues upon which the IRS prevailed.  The IRS chose not to appeal the issues upon which we prevailed resulting in a final resolution of those issues favorable to us.  Although the final resolution of the remaining issues in the case is uncertain and involves unsettled areas of law, we accounted for this matter applying the recognition and measurement criteria required for accounting for uncertainty in income taxes.

For some of the matters disclosed above, we are able to determine estimates of potential future outcomes that that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes.  For other disclosed matters, such an estimate is not possible at this time.   For those matters where an estimate is possible, excluding the reasonably possible future losses relating to the US Bank Litigation and the DBSP Litigation because reasonably possible losses with respect to those litigations are included within the range of reasonably possible representation and warranty liabilities discussed above, management currently estimates the aggregate high end of the range of possible loss is $73 million to $171 million.  Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here.  Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to the our results of operations or cash flows for any particular reporting period.

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

NOTE 22—SIGNIFICANT CONCENTRATION OF CREDIT RISK

We are active in originating loans in the United States and internationally. International loans are originated in Canada and the United Kingdom. We review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. Loans are made on an unsecured and secured basis. Certain commercial, small business, home loans and automobile loans require collateral in various forms including cash deposits, automobiles and real estate, as appropriate. We have higher concentrations of loans where the Commercial and Consumer Banking segments operate, the South and Northeast regions of the U.S. In particular, our commercial portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans.

The following table presents the geographic distribution of our loan portfolio:

	December 31,
(Dollars in millions)	2010		2009
	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
International
U.K.	$4,102	3.3%	$4,717	3 .4%
Canada	3,420	2.7	3,507	2.6
Total International	7,522	6.0	8,224	6.0
Domestic
South	45,811	36.3	49,171	36.0
West	19,690	15.6	22,842	16.7
Midwest	16,562	13.2	17,973	13.1
Northeast	36,362	28.9	38,593	28.2
Total Domestic	118,425	94.0	128,579	94.0
	125,947	100%	136,803	100.0%

	December 31,
(Dollars in millions)	2010		2009
	Loans	Percentage of Total	Loans	Percentage of Total
Less securitization adjustments	0		(46,184)
Total	$125,947		$90,619

NOTE 23—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31,
(Dollars in millions)	2010	2009
Balance Sheets
Assets:
Cash and cash equivalents	$5,482	$6,466
Investment in subsidiaries	31,368	29,554
Loans to subsidiaries	336	500
Securities available for sale	7	7
Other	1,144	752
Total assets	$38,337	$37,279

Liabilities:
Senior and subordinated notes	$6,223	$6,049
Other borrowings	4,030	3,640
Other	1,543	1,000
Total liabilities	11,796	10,689
Stockholders’ Equity:
Common stock	5	5
Paid-in-capital, net	19,084	18,955
Retained earnings	10,406	10,727
Accumulated other comprehensive income	248	83
Less: Treasury stock, at cost	(3,202)	(3,180)
Stockholders’ equity	26,541	26,590
Total liabilities and stockholders’ equity	$38,337	$37,279

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Statements of Income
Interest from temporary investments	$27	$37	$184
Interest expense	479	336	425
Dividends, principally from bank subsidiaries	1,200	500	1,547
Non-interest income	35	32	111
Non-interest expense	273	90	137
Income before income taxes and equity in undistributed earnings of subsidiaries	510	143	1,280
Income tax benefit	(221)	(109)	(94)
Equity in undistributed earnings (loss) of subsidiaries	2,319	735	(1,289)
Income from continuing operations, net of tax	3,050	987	85
Loss from discontinued operations, net of tax	(307)	(103)	(131)
Net income (loss)	2,743	884	(46)
Preferred stock dividends	0	(564)	(33)
Net income (loss) available to common stockholders	$2,743	$320	$(79)

	December 31,
(Dollars in millions)	2010	2009	2008
Statements of Cash Flows
Operating Activities:
Net income (loss)	$2,743	$884	$(46)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries:
Continuing operations	(2,319)	(735)	1,289
Discontinued operations	307	103	131
Loss on sale of securities available for sale	0	0	9
Gain on repurchase of senior notes	0	0	(43)
Amortization of discount of senior notes	0	0	3
Stock plan compensation expense	3	(6)	59
(Increase) decrease in other assets	(3,261)	(115)	106
Increase (decrease) in other liabilities	543	(399)	674
Net cash (used in) provided by operating activities	(1,984)	(268)	2,182
Investing Activities:
Decrease (increase) in investment in subsidiaries	433	(2,250)	(1,385)
Decrease in loans to subsidiaries	164	689	5,415
Net payment for companies acquired	0	31	0
Net cash provided by (used in) investing activities	597	(1,530)	4,030
Financing Activities:
Increase (decrease) in borrowings from subsidiaries	390	1,988	(268)
Issuance of senior notes	0	995	0
Maturities of senior notes	0	(1,030)	(550)
Repurchases of senior notes	0	0	(713)
Dividends paid	(91)	(319)	(568)
Purchases of treasury stock	(22)	(14)	(13)
Net proceeds from issuances of common stock	30	1,536	772
Proceeds from stock-based payment activities	96	116	95
Net proceeds from issuance/redemption of preferred stock and warrants	0	(3,555)	3,555
Net cash (used in) provided by financing activities	403	(283)	2,310

	December 31,
(Dollars in millions)	2010	2009	2008

(Decrease) increase in cash and cash equivalents	(984)	(2,081)	8,522
Cash and cash equivalents at beginning of year	6,466	8,547	25
Cash and cash equivalents at end of year	$5,482	$6,466	$8,547

NOTE 24— INTERNATIONAL OPERATIONS

Our international activities are primarily performed through Capital One (Europe) plc, a subsidiary bank of COBNA that provides consumer lending in Europe, and Capital One Bank—Canada Branch, a foreign branch office of COBNA that provides consumer lending products in Canada. The total assets, revenue, income before income taxes and net income of the international operations are summarized below.

	December 31,
(Dollars in millions)	2010	2009	2008
Domestic
Total assets	$188,397	$165,840	$161,666
Revenue (1)	14,816	12,282	12,961
Income from continuing operations before income taxes	3,804	1,231	529
Income tax provision	1,130	321	484
Income from continuing operations, net of tax	2,674	910	45
Loss from discontinued operations, net of tax	(307)	(103)	(131)
Net income (loss)	$2,367	$807	$(86)

International
Total assets	$9,106	$3,806	$4,247
Revenue (1)	1,355	701	932
Income before income taxes	526	105	53
Income tax provision	150	28	13
Net income	$376	$77	$40

Total Operations
Total assets	$197,503	$169,646	$165,913
Revenue (1)	16,171	12,983	13,893
Income from continuing operations before income taxes	4,330	1,336	582
Income tax provision	1,280	349	497
Income from continuing operations, net of tax	3,050	987	85
Loss from discontinued operations, net of tax	(307)	(103)	(131)
Net income (loss)	$2,743	$884	$(46)
_____________
(1)	Revenue is net interest income plus non-interest income.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with U.S. GAAP. Because certain international operations are integrated with many of our domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

NOTE 25— RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may have loans issued to our executive officers, directors, and principal stockholders, also known as Regulation O Insiders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.  At December 31, 2009, we determined that a commercial real estate loan with outstanding principal of $38 million, of which a director at the time was an indirect member of the borrowing group, was subject to doubt as to the ability of such borrowers to comply with the present loan repayment terms.  On March 31, 2010, CONA sold the loan to a third party in an arms-length transaction for total proceeds of $35 million.

Selected Quarterly Financial Information

	2010				2009
(Unaudited)	Fourth Quarter	Third Quarter (4)	Second Quarter (4)	First Quarter (4)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
(Dollars in millions)
Interest income	$3,674	$3,815	$3,835	$4,029	$2,595	$2,702	$2,717	$2,650
Interest expense	651	706	738	801	641	697	772	857
Net interest income	3,023	3,109	3,097	3,228	1,954	2,005	1,945	1,793
Provision for loan and lease losses	839	867	723	1,478	844	1,173	934	1,279
Net interest income after provision for loan and lease losses	2,184	2,242	2,374	1,750	1,110	832	1,011	514
Non-interest income	939	907	807	1,061	1,412	1,552	1,232	1,090
Non-interest expense, excluding restructuring expenses	2,091	1,996	2,000	1,847	1,916	1,776	1,878	1,728
Restructuring expenses	0	0	0	0	32	26	43	18
Income (loss) from continuing operations before income taxes	1,032	1,153	1,181	964	574	582	322	(142)
Income taxes	331	335	369	245	170	145	93	(59)
Income (loss) from continuing operations, net of tax	701	818	812	719	404	437	229	(83)
Loss from discontinued operations, net of tax(2)	(4)	(15)	(204)	(84)	(28)	(44)	(6)	(25)
Net income (loss)	$697	$803	$608	$635	$376	$393	$223	$(108)
Preferred stock dividend	0	0	0	0	0	0	(500)	(64)
Net income (loss) available to common stockholders	$697	$803	$608	$635	$376	$393	$(277)	$(172)
Per Common Share:
Basic EPS:
Income from continuing operations	$1.55	$1.81	$1.79	$1.59	$0.90	$0.97	$(0.64)	$(0.38)
Loss from discontinued operations(2)	(0.01)	(0.03)	(0.45)	(0.18)	(0.07)	(0.09)	(0.01)	(0.06)

	2010				2009
(Unaudited)	Fourth Quarter	Third Quarter (4)	Second Quarter (4)	First Quarter (4)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net income (loss)	$1.54	$1.78	$1.34	$1.41	$0.83	$0.88	$(0.66)	$(0.44)

Diluted EPS:
Income from continuing operations	$1.53	$1.79	$1.78	$1.58	$0.89	$0.96	$(0.64)	$(0.38)
Loss from discontinued operations (2)	(0.01)	(0.03)	(0.45)	(0.18)	(0.06)	(0.09)	(0.01)	(0.06)
Net income (loss)	$1.52	$1.76	$1.33	$1.40	$0.83	$0.87	$(0.66)	$(0.44)

Average common shares (millions)	453	453	452	451	450	450	422	390
Average common shares and common equivalent shares (millions)	457	457	456	455	455	454	422	390
Average Balance Sheet Data:
(Dollars in millions)
Loans held for investment(3)	$125,441	$126,307	$128,203	$134,206	$94,732	$99,354	$104,682	$103,242
Total assets(3)	197,597	196,598	199,329	207,207	169,856	173,428	177,628	168,489
Interest-bearing deposits	106,597	104,186	104,163	104,018	101,144	103,105	107,033	100,886
Total deposits	121,736	118,255	118,484	117,530	114,597	115,883	119,604	112,137
Stockholders’ equity	26,255	25,307	24,526	23,681	26,518	26,002	27,668	27,004
_____________

(1)
The above schedule is a tabulation of the our unaudited quarterly results for the years ended December 31, 2010 and 2009. Our common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 14,981 and 16,955 common stockholders of record as of December 31, 2010 and 2009, respectively.

(2)	Based on continuing operations
(3)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(4)	Results and balances have been recast to reflect the impact of purchase accounting adjustments from the Chevy Chase Bank acquisition as if those adjustments had been recorded at the acquisition date.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Capital One Financial Corporation (the “Company” or “Capital One”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Capital One’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Based on the assessment performed, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in “Internal Control—Integrated Framework.”  Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst and Young, LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

/S/ RICHARD D. FAIRBANK
Richard D. Fairbank Chairman of the Board, Chief Executive Officer and President

/S/ GARY L. PERLIN
Gary L. Perlin Chief Financial Officer

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation

We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Capital One Financial Corporation and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

McLean, Virginia
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for transfers of financial assets and consolidations effective January 1, 2010.  As discussed in Note 4 to the consolidated financial statements, in 2009 the Company changed its method of accounting for the impairment of debt securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital One Financial Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

McLean, Virginia
March 1, 2011

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

(b)  Management’s Report on Internal Control Over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is included in “Item 8.  Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to our internal control over financial reporting also is included in Item 8 and incorporated herein by reference.

(c)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Company’s 2011 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers,” and is incorporated herein by reference.  The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s 2010 fiscal year.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the headings “Related Person Transactions,” “Director Independence” and “Committees of the Board of Directors,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheet as of December 31, 2010 and 2009
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Selected Quarterly Data

(2)	Schedules:
None

(b)  Exhibits

An index to exhibits has been filed as part of this report beginning on page 195 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: March 1, 2011	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chairman, Chief Executive Officer	March 1, 2011
Richard D. Fairbank	and President (Principal Executive Officer)

/s/ GARY L. PERLIN	Chief Financial Officer	March 1, 2011
Gary L. Perlin	(Principal Financial Officer and Principal Accounting Officer)

/s/ E.R. CAMPBELL	Director	February 28, 2011
E.R. Campbell

/s/ W. RONALD DIETZ	Director	February 28, 2011
W. Ronald Dietz

/s/ PATRICK W. GROSS	Director	February 28, 2011
Patrick W. Gross

/s/ ANN F. HACKETT	Director	February 28, 2011
Ann F. Hackett

/s/ LEWIS HAY, III	Director	February 28, 2011
Lewis Hay, III

/s/ PIERRE E. LEROY	Director	February 28, 2011
Pierre E. Leroy

/s/ MAYO A. SHATTUCK III	Director	February 28, 2011
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 28, 2011
Bradford H. Warner

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2010
Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i)  the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 17, 2003; (ii) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 5, 2004; (iii) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 9, 2005; (iv) the “2005 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006, as amended on April 12, 2006; (v) the “2006 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007; (vi) the “2007 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year Ended December 31, 2007, filed February 29, 2008; (vii) the “2008 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year Ended December 31, 2008, filed February 26, 2009; (viii) the “2009 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year Ended December 31, 2009, filed February 26, 2010.

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

4.2.6	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Report on Form 8-K, filed on September 18, 2006).

Exhibit No.	Description

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

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

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1.1	2002 Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Corporation’s Form S-8 filed with the Securities and Exchange Commission on October 10, 2002).

Exhibit No.	Description

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

10.2.4	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K, filed on May 3, 2006).

10.2.5	Second Amended and Restated 2004 Stock Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement on Definitive Schedule 14A, filed with the Commission on March 13, 2009).

10.2.6
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

10.2.8
Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.2.9
Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

10.2.10
Form of Performance Unit Award Agreement between Capital One Financial Corporation and its executive officers, including Mr. Gary L. Perlin and Mr. John G. Finneran, Jr., pursuant to the Company’s 2004 Stock Incentive Plan (incorporated by reference to exhibit 10.2.8 of the 2007 Form 10-K).

10.2.11
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

10.3.4	1995 Non-Employee Directors Stock Incentive Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 33-91790, filed May 1, 1995).

10.4	Capital One Financial Corporation Excess Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the 2002 Form 10-K).

Exhibit No.	Description

10.5	Capital One Financial Corporation Excess Benefit Cash Balance Plan, as amended (incorporated by reference to Exhibit 10.12 of the 2002 Form 10-K).

10.6	Capital One Financial Corporation 1994 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.13 of the 2002 Form 10-K).

10.7
Capital One Financial Corporation, Voluntary Non-Qualified Deferred Compensation Plan, dated May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2004).

10.8
Form of Intellectual Property Protection Agreement dated as of April 29, 1999 by and among Capital One Financial Corporation and certain of its senior executives (incorporated by reference to Exhibit 10.20 of the 1999 Form 10-K/A).

10.9	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed July 25, 2002).

10.10	Capital One Financial Corporation, 2005 Directors Compensation Plan Summary (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on May 4, 2005).

10.11
Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, including the chief executive officer, Richard Fairbank (incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on October 30, 2007).

10.12
Form of Employment Agreement between Capital One Financial Corporation and its named executive officers (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ending March 31, 2009).

10.13
Consulting Agreement dated as of April 5, 1995, by and between Capital One Financial Corporation and American Management Systems, Inc. (incorporated by reference to Exhibit 10.16 of the 2002 Form 10-K).

10.14.1
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

10.14.2
Amendment to Services Agreement, effective October 1, 2009, between the Corporation and First Data Resources, LLC (confidential treatment requested for portions of these amendments) (incorporated by reference to Exhibit 10.17.2 of the 2009 Form 10-K).

10.14.3	Third Amendment to Services Agreement, effective November 30, 2005, between the Corporation and First Data Resources, LLC. (incorporated by reference to Exhibit 10.17.3 of the 2009 Form 10-K)

10.15.1
Processing Services Agreement, dated August 5, 2005, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement, incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2005).

10.15.2
First Quarter 2006 Amendment to Processing Services Agreement, dated May 19, 2006, between Capital One Financial Corporation, acting through its subsidiary Capital One Services, Inc. and Total System Services, Inc. (confidential treatment requested for portions of this agreement) (incorporated by reference to Exhibit 10.22 of the 2007 Form 10-K).

10.15.3
Amendments to Processing Services Agreement, effective October 31, 2008, between the Corporation and Total System Services, Inc. (confidential treatment requested for portions of these amendments) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending September 30, 2008).

Exhibit No.	Description

10.16*	Form of Performance Unit Award Agreement granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan.

10.17*	Form of Restricted Stock Unit Award Agreement granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan.

10.18*	Form of Nonstatutory Stock Option Award Agreement granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan.

10.19*	Form of Restricted Stock Award Agreement granted to our executive officers under the 2004 Stock Incentive Plan.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

99.1	Reconciliation of Non-GAAP Measures and Regulatory Capital Measures (incorporated herein by reference to Exhibit 99.3 of the Corporation's Report on Form 8-K, filed on January 20, 2011).

101+	Interactive Data File
_____________
*	Indicates a document being filed with this Form 10-K.
**	Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.
+
IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENTED BY SIX BUSINESS DAYS.