Form 10-K/A
period 2010-12-31
CAPITAL ONE FINANCIAL CORP
filed 2011-03-07
CIK 927628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Capital One Financial Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (the “Original Filing”) which was filed with the Securities and Exchange Commission on March 1, 2011. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 1, 2011.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 4 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: March 7, 2011	By:	/s/ GARY L.PERLIN
Gary L. Perlin
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
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

Exhibit No.	Description

10.16*	Form of Performance Unit Award Agreement granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan.

10.17*	Form of Restricted Stock Unit Award Agreement granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan.

10.18*	Form of Nonstatutory Stock Option Award Agreement granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan.

10.19*	Form of Restricted Stock Award Agreement granted to our executive officers under the 2004 Stock Incentive Plan.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification of Richard D. Fairbank

32.2*	Certification of Gary L. Perlin

99.1	Reconciliation of Non-GAAP Measures and Regulatory Capital Measures (incorporated herein by reference to Exhibit 99.3 of the Corporation's Report on Form 8-K, filed on January 20, 2011).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxanomy Extension Schema Document

101.CAL**	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxanomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxanomy Extension Label Linkbase Document

101.PRE**	XBRL Taxanomy Extension Presentation Linkbase Document

*	Filed with our Form 10-K on March 1, 2011

**	Furnished with this Form 10-K/A