Form 10-Q
period 2011-03-31
CAPITAL ONE FINANCIAL CORP
filed 2011-05-10
CIK 927628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 459,144,879 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

INDEX OF MD&A TABLES AND SUPPLEMENTAL TABLES

Table	Description	Page
—	MD&A Tables:
1	Consolidated Financial Highlights (Unaudited)	1
2	Business Segment Results	4
3	Average Balances, Interest Yields and Rates Paid	10
4	Rate/Volume Analysis of Net Interest Income	11
5	Non-Interest Income	12
6	Non-Interest Expense	13
7	Credit Card Business Results	14
7.1	Domestic Card Business Results	16
7.2	International Card Business Results	17
8	Consumer Banking Business Results	18
9	Commercial Banking Business Results	20
10	Investment Securities	22
11	Loan Portfolio Composition	23
12	30+ Day Delinquencies	24
13	Aging of 30+ Day Delinquent Loans	25
14	90+ Day Delinquent Loans Accruing Interest	25
15	Nonperforming Loans and Other Nonperforming Assets	26
16	Net Charge-Offs	27
17	Loan Modifications and Restructurings	28
18	Allowance for Loan and Lease Losses Activity	30
19	Allocation of the Allowance for Loan and Lease Losses	31
20	Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser	33
21	Open Pipeline All Vintages (all entities)	34
22	Changes in Representation and Warranty Reserve	35
23	Allocation of Representation and Warranty Reserve	36
24	Liquidity Reserves	37
25	Deposits	38
26	Expected Maturity Profile of Short-term Borrowings and Long-term Debt	39
27	Borrowing Capacity	39
28	Capital Ratios Under Basel I	40
29	Risk-Based Capital Components Under Basel I	41
30	Interest Rate Sensitivity Analysis	43
—	Supplemental Tables:
A	Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures	47

ii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report, and the more detailed information contained in our 2010 Annual Report on Form 10-K (“2010 Form 10-K”). This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this Report in “Part II—Item 1A. Risk Factors” and in our 2010 Form 10-K in “Part I—Item 1A. Risk Factors.”

SUMMARY OF SELECTED FINANCIAL DATA

Below we provide selected consolidated financial data from our results of operations for the three months ended March 31, 2011 and 2010, and selected comparative consolidated balance sheet data as of March 31, 2011 and December 31, 2010. We also provide selected key metrics we use in evaluating our performance.

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Change
Income statement
Net interest income	$3,140	$3,228	(3)%
Non-interest income	942	1,061	(11)
Total revenue	4,082	4,289	(5)
Provision for loan and lease losses	534	1,478	(64)
Non-interest expense	2,162	1,847	17
Income from continuing operations before income taxes	1,386	964	44
Income tax provision	354	244	45
Income from continuing operations, net of tax	1,032	720	43
Loss from discontinued operations, net of tax(1)	(16)	(84)	81
Net income	$1,016	$636	60%

Common share statistics
Earnings per common share:
Basic earnings per common share	$2.24	$1.41	59%
Diluted earnings per common share	2.21	1.40	58
Weighted average common shares outstanding:
Basic earnings	454.1	451.0	1
Diluted earnings	460.3	455.4	1
Dividends per common share	$0.05	$0.05	**
Stock price per common share at period end	51.96	41.41	25
Total market capitalization at period end	23,652	18,713	26

Average balances
Loans held for investment	$125,077	$134,206	(7)%
Interest-earning assets	173,540	181,902	(5)
Total assets	198,075	207,232	(4)
Interest-bearing deposits	108,633	104,018	4
Total deposits	124,158	117,530	6
Borrowings	40,538	59,973	(32)
Stockholders’ equity	27,009	23,681	14

Performance metrics
Revenue margin(2)	9.41%	9.43%	(2	)bps
Net interest margin(3)	7.24	7.10	14
Net charge-off rate(4)	3.66	6.02	(236)
Risk-adjusted margin(5)	6.77	4.99	178
Return on average assets(6)	2.08	1.39	69
Return on average equity(7)	15.28	12.16	312
Non-interest expense as a % of average loans held for investment(8)	6.91	5.50	141
Efficiency ratio(9)	52.96	43.06	990
Effective income tax rate	25.5	25.3	20

	March 31, 2011	December 31, 2010	Change
Balance sheet (period end)
Loans held for investment	$124,092	$125,947	(1)%
Interest-earning assets	172,849	172,024	**
Total assets	199,300	197,503	1
Interest-bearing deposits	109,097	107,162	2
Total deposits	125,446	122,210	3
Borrowings	39,797	41,796	(5)
Stockholders’ equity	27,550	26,541	4
Tangible common equity (“TCE”)(10)	13,520	12,558	8

Credit quality metrics (period end)
Allowance for loan and lease losses	$5,067	$5,628	(10)%
Allowance as a % of loans held of investment	4.08%	4.47%	(39	)bps
30+ day performing delinquency rate(11)	3.07	3.52	(45)
30+ day delinquency rate	3.79	4.23	(44)

Capital ratios
Tier 1 common equity ratio(12)	8.4%	8.8%	(40	)bps
Tier 1 risk-based capital ratio(13)	10.9	11.6	(70)
Total risk-based capital ratio(14)	14.2	16.8	(260)
Tangible common equity ratio (“TCE ratio”)(15)	7.3	6.9	40
__________________

**	Change is less than one percent.

(1)
Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which we closed in 2007.

(2)	Calculated based on annualized total revenue for the period divided by average interest-earning assets for the period.

(3)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.

(4)
Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period. Average loans held for investment include purchased credit impaired loans acquired as part of the Chevy Chase Bank acquisition.

(5)	Calculated based on annualized total revenue less net charge-offs for the period divided by average interest-earning assets for the period.

(6)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.

(7)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period.

(8)	Calculated based on annualized non-interest expense, excluding restructuring and goodwill impairment charges, for the period divided by average loans held for investment for the period.

(9)	Calculated based on non-interest expense, excluding restructuring and goodwill impairment charges, for the period divided by total revenue for the period.

(10)
Tangible common equity is a non-GAAP measure consisting of total assets less assets from discontinued operations and intangible assets. See “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(11)	See “Consolidated Balance Sheet Analysis and Credit Performance—Credit Performance—Nonperforming Assets” for our policies for classifying loans as nonperforming by loan category.

(12)
Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets. See “Liquidity and Capital Management—Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio and non-GAAP reconciliation.

(13)
Tier 1 risk-based capital ratio is a regulatory measure calculated based on Tier 1 capital divided by risk-weighted assets. See “Liquidity and Capital Management—Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(14)
Total risk-based capital ratio is a regulatory measure calculated based on total risk-based capital divided by risk-weighted assets. See “Liquidity and Capital Management—Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(15)
Tangible common equity ratio (“TCE ratio”) is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

 INTRODUCTION

Capital One Financial Corporation (the “Company”) is a diversified financial services holding company with banking and non-banking subsidiaries that offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries include:

●	Capital One Bank (USA), National Association (“COBNA”) which currently offers credit and debit card products, other lending products and deposit products.

●	Capital One, National Association (“CONA”) which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are collectively referred to as “we”, “us” or “our” in this report. CONA and COBNA are collectively referred to as the “Banks” in this Report.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements and branch operations and expansion costs), marketing expenses and income taxes. We had $124.1 billion in total loans outstanding and $125.4 billion in deposits as of March 31, 2011, compared with $125.9 billion in total loans outstanding and $122.2 billion in deposits as of December 31, 2010.

Our principal operations are currently organized, for management reporting purposes, into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments.

●
Credit Card: Consists of our domestic consumer and small business card lending, national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

●
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national automobile lending and consumer home loan lending and servicing activities.

●	Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers.

Certain activities that are not part of a segment are included in our “Other” category.

Table 2 summarizes our business segment results for the three months ended March 31, 2011 and 2010. We report our business segment results based on income from continuing operations, net of tax.

Table 2: Business Segment Results(1)

	Three Months Ended March 31,
	2011				2010
	Total Revenue(2)		Net Income (Loss)		Total Revenue(2)		Net Income (Loss)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$2,615	64%	$643	62%	$2,831	66%	$489	68%
Consumer Banking	1,169	29	215	21	1,212	28	305	42
Commercial Banking	392	9	148	14	354	8	(49)	(7)
Other(3)	(94)	(2)	26	3	(105)	(2)	(25)	(3)
Total from continuing operations	$4,082	100%	$1,032	100%	$4,292	100%	$720	100%
__________________

(1)	See “Note 14—Business Segments” for a reconciliation of our total business segment results to our consolidated U.S. GAAP results.

(2)	Total revenue consists of net interest income and non-interest income.

(3)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 14—Business Segments.”

 EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

We generated net income of $1.0 billion ($2.21 per diluted share) in the first quarter of 2011, which represented a significant improvement of $380 million, or 60%, over net income of $636 million ($1.40 per diluted share) in the first quarter of 2010. Although the economy remains fragile, it is gradually recovering with a decrease in unemployment rates, an increase in retail spending and continued declines in bankruptcy filings and delinquency rates from a year ago. Our first quarter 2011 financial performance reflected the impact of the improvement in economic conditions and positive trends in our business fundamentals. Below are highlights of our results of operations for the first quarter of 2011 compared with the first quarter of 2010.

Financial Highlights

The most significant driver of the $380 million improvement in our results for the first quarter of 2011 was a substantial decrease in the provision for loan and lease losses, which was partially offset by a decrease in total revenue and an increase in non-interest expenses.

•
Decrease in Provision for Loan and Lease Losses: The provision for loan and lease losses decreased by $944 million, or 64%, from the first quarter of 2010 to $534 million in the first quarter of 2011, attributable to strong credit trends, including reduced charge-offs and delinquency rates across all of our businesses. As a result, we recorded an allowance release of $561 million in the first quarter of 2011.

•
Decrease in Total Revenue: Total revenue decreased by $207 million, or 5%, in the first quarter of 2011 from the first quarter of 2010, largely due to a decline in non-interest fee income. The decline in non-interest income reflected a decrease in our provision for mortgage repurchase losses, lower fees attributable to a reduction in customer accounts and loan balances and the implementation of provisions of the Credit CARD Act of 2009 (the “Card Act”) that reduced penalty fees. Although average loan balances declined by 7%, our net interest income only declined by 3% due to an improvement in our cost of funds. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. In addition, the overall interest rate environment, combined with our disciplined pricing, contributed to the decrease in our average deposit interest rates.

•
Increase in Non-Interest Expense: Non-interest expense increased by $315 million, or 17%, in the first quarter of 2011 from the first quarter of 2010, primarily due to legal expenses in our Credit Card business, an increase in operating expenses related to recent credit card loan portfolio acquisitions and an increase in marketing expenses.

Below are additional highlights of our first quarter 2011 financial performance. These highlights generally are based on a comparison between our results of operations for the first quarter of 2011 and our results of operations for the first quarter of 2010. The highlights of changes in our financial condition and credit performance are generally based on our financial condition and credit quality metrics as of March 31, 2011, compared with our financial condition and credit quality metrics as of December 31, 2010. We provide a more detailed discussion of our results of operation, financial condition and credit performance in “Consolidated Results of Operations,” “Consolidated Balance Sheet Analysis and Credit Performance” and “Business Segment Financial Performance.”

•
Credit Card: Our Credit Card business generated income of $643 million in the first quarter of 2011, compared with income of $489 million in the first quarter of 2010. Continued favorable credit performance was the primary driver of the improvement in our Credit Card business results, resulting in a significant decrease in the provision for loan and lease losses. The provision decrease was partially offset by a decline in total revenue and an increase in non-interest expense. The decline in revenue was attributable to lower average loan balances and a reduction in penalty fees resulting from Federal Reserve guidelines regarding reasonable fees that became effective in the third quarter of 2010. The increase in non-interest expense was attributable to increased operating costs related to the acquisitions of the private-label credit card loan portfolios of Sony and Hudson’s Bay Company (“HBC”), higher legal fees and increased marketing expenditures.

•
Consumer Banking: Our Consumer Banking business generated income of $215 million in the first quarter of 2011, compared with income of $305 million in the first quarter of 2010. The decrease in income reflected the impact of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 from the deconsolidation of certain option-adjustable rate mortgage trusts and an increase in net interest income that was offset by an increase in the provision for loan and lease losses and non-interest expense. Although average loan balances declined in our Consumer Banking business, margins improved due to higher pricing for new auto loan originations and deposit growth resulting from our continued strategy to leverage our bank outlets to attract lower cost funding sources. The increase in the provision for loan and lease losses was largely due to a lower allowance release in the first quarter of 2011 compared with the first quarter of 2010. Non-interest expense rose due to higher infrastructure and marketing expenditures, primarily related to our retail banking operations.

•
Commercial Banking: Our Commercial Banking business generated income of $148 million in the first quarter of 2011, compared with a loss of $49 million in the first quarter of 2010. The improvement in results for our Commercial Banking business was attributable to an allowance release in the first quarter of 2011, which resulted in a negative provision for loan and lease losses. The decrease in the allowance and provision reflected the continued improvement in our Commercial Banking credit metrics.

•
Total Loans: Total loans held for investment decreased by $1.8 billion, or 1%, in the first quarter of 2011 to $124.1 billion as of March 31, 2011, from $125.9 billion as of December 31, 2010. This decrease was primarily due to expected seasonal pay downs that have historically taken place during the first quarter of the year and the expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business. Excluding the impact of our run-off loan portfolios, the decline in loan balances was approximately $800 million during the first quarter of 2011.

•
Charge-off and Delinquency Statistics: Net charge-off and delinquency rates continued to improve during the first quarter of 2011. The net charge-off rate decreased to 3.66%, from 4.45% in the fourth quarter of 2010 and 6.02% in the first quarter of 2010. The 30+ day performing delinquency rate decreased to 3.07% as of March 31, 2011, from 3.52% as of December 31, 2010.

•
Allowance for Loan and Lease Losses: As a result of the continued improvement in credit performance, we reduced our allowance by $561 million in the first quarter of 2011 to $5.1 billion. The allowance as a percentage of our total loans held for investment was 4.08% as of March 31, 2011, compared with 4.47% as of December 31, 2010.

•
Representation and Warranty Reserve: We have established a reserve for our mortgage loan repurchase exposure related to the sale of mortgage loans by our subsidiaries to various parties under contractual provisions that include various representations and warranties. This reserve reflects inherent losses as of each balance sheet date that we consider to be both probable and reasonably estimable. We recorded a provision for this exposure of $44 million in the first quarter of 2011, of which $5 million was included in non-interest income and $39 million was included in discontinued operations. In comparison, we recorded a provision of $224 million in the first quarter of 2010, of which $100 million was included in non-interest income and $124 million was included in discontinued operations. Our representation and warranty reserve totaled $846 million as of March 31, 2011, compared with $816 million as of December 31, 2010.

•
Capital Adequacy: Our financial strength and capacity to absorb risk remained high as of the end of the first quarter of 2011. We completed the remaining regulatory phase-in of the assets resulting from our January 1, 2010 adoption of the new consolidation accounting standards during the first quarter of 2011, which resulted in the addition of approximately $15.0 billion of assets to the denominator used in calculating our regulatory ratios. The addition of these assets contributed to a decrease in our regulatory capital ratios. Our Tier 1 risk-based capital ratio declined to 10.9% as of March 31, 2011, from 11.6% as of December 31, 2010, but was comfortably above the current minimum regulatory requirement of 4.0%. Our non-GAAP Tier 1 common equity ratio under Basel I declined to 8.4% as of March 31, 2011, from 8.8% as of December 31, 2010. Our earnings of $1.0 billion in the first quarter of 2011 caused our non-GAAP TCE ratio to increase 45 basis points during the quarter to 7.3% as of March 31, 2011, from 6.9% as of December 31, 2010. See “Supplemental Tables” below for a calculation of our regulatory capital ratios and a reconciliation of our supplemental non-GAAP capital measures.

Business Environment and Recent Developments

Recent Business and Regulatory Developments

While overall unemployment is expected to remain elevated for some time, the labor market showed signs of improvement during the first quarter of 2011, including a drop in the unemployment rate in March 2011 to its lowest level in two years and a sharp drop in the pace of new job losses. The improvement in our credit performance has generally outpaced the modest and fragile economic recovery. The strategic decisions we made in managing our credit risk during the recession, including tightening our underwriting standards and focusing on our most resilient businesses, have contributed to strong credit performance in our most recent loan vintages. The run-off of the loan portfolios we exited is beginning to subside and the elevated level of charge-offs is beginning to abate. Our recent partnerships have contributed to new account originations and an increase in purchase volumes.

The regulatory changes resulting from the CARD Act have created a more level playing field, which we believe will provide opportunities for us. We are continuing to assess the potential impact of proposed rules promulgated by the agencies charged with implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act”), including rules relating to resolution plans and credit exposure reports, the FDIC's orderly liquidation authority, derivatives, risk retention and other securitization matters. These rules may result in modifications to our business models and organizational structure and may subject us to escalating costs associated with any such changes.

Acquisitions and Partnerships

We regularly explore opportunities to enter into strategic partnership agreements or acquire financial services companies to expand our distribution channels and grow our customer base. We recently acquired the existing private-label credit card loan portfolios of HBC and Kohl’s Department Stores (“Kohl's”).

Hudson’s Bay Company

On January 7, 2011, we acquired the private-label credit card loan portfolio of HBC, one of the largest retailers in Canada, from GE Capital Retail Finance. The acquisition and partnership with HBC significantly expand our credit card customer base in Canada, tripling the number of customer accounts, and provide an additional distribution channel. The acquisition included outstanding credit card loan receivables with a fair value of approximately $1.4 billion and a transfer of approximately 400 employees directly involved in managing HBC’s loan portfolio. The acquired loan portfolio is reflected in the operations of our International Card business.

Kohl’s

In August 2010, we entered into a private-label credit card partnership agreement with Kohl’s. In connection with the partnership agreement, effective April 1, 2011, we acquired Kohl’s existing private-label credit card loan portfolio from JPMorgan Chase & Co. The existing portfolio, which consists of more than 20 million Kohl’s customer accounts, had an outstanding principal and interest balance of approximately $3.7 billion at acquisition. The partnership agreement has an initial seven-year term and an automatic one-year renewal thereafter. Under the credit card partnership, we will issue Kohl’s branded private-label credit cards to new and existing Kohl’s customers. We expect to share a fixed percentage of revenues, consisting of finance charges and late fees, with Kohl’s, and we expect Kohl’s to reimburse us for a fixed percentage of credit losses incurred. We expect that the revenue-sharing arrangement with Kohl’s will reduce the overall revenue margins for our Domestic Card business beginning in the second quarter of 2011. However, because we are replacing lower yielding cash and other investments with the Kohl’s receivables, we do not expect the addition of the Kohl’s portfolio to have a material impact on our total company revenue margin or net interest margin.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Quarterly Report on Form 10-Q. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I— Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for more information on the forward-looking statements in this report and “Item 1A. Risk Factors” in our 2010 Form 10-K for factors that could materially influence our results.

Total Company Expectations

We believe we are gaining traction across all of our businesses as a result of our focus on franchise building customer relationships, such as transactor customers and new partnerships in our Credit Card business, deposit customers in our Consumer Banking business and Commercial Banking customers with an emphasis on primary banking relationships. As a result, we believe we are in a strong position to deliver attractive and sustainable results over the long-term, including moderate growth and attractive risk-adjusted returns on assets in our Credit Card and Auto Finance businesses, moderate growth in low-risk loans in our Commercial Banking business and strong growth in low-cost deposits and high-quality commercial and retail customer relationships. Based on recent trends and our targeted initiatives to attract new business and develop customer relationships, we believe the period of declining loan balances during the recession came to an end during the first quarter of 2011 and that we will return to modest growth beginning in the second quarter of 2011. We expect modest year-over-year growth in ending loan balances in 2011. Although we expect growth in our period-end loan balances in 2011, we expect that our average loan balances for 2011 will be comparable to our average loan balances for 2010 given the lower starting point for our loan balances in 2011.

Business Segment Expectations

Credit Card Business

In our Credit Card business, we expect loan growth in the second quarter as a result of the addition of the Kohl’s portfolio on April 1, 2011, which we believe will largely offset the decline in the first quarter of 2011. Based on the traction we are gaining in our Domestic Card business, we believe that our Domestic Card loan balances reached a low point in the first quarter of 2011. We expect modest loan growth in the second half of 2011, as the headwinds of elevated charge-offs and the run-off of the installment loan portfolio continue to diminish. We believe we are well positioned to gain market share in the new level playing field resulting from the CARD Act. We believe the improved credit performance in our Credit Card business will continue despite elevated unemployment.

Consumer Banking Business

In our Consumer Banking business, we expect that auto originations and returns will remain strong and drive modest growth in auto loans in 2011. We expect that the continuing run-off of the mortgage portfolio will largely offset the growth in auto loans. While we expect that our Auto Finance business will continue to deliver strong credit performance and economic results, we believe that we are likely approaching a low point for the Auto Finance charge-off rate. We expect the Auto Finance charge-off rate will increase in the second half of 2011, driven by seasonal patterns, competitive factors and expected changes in auction prices for used vehicles. We believe loan pricing in some segments is approaching historic highs and is likely to moderate or decline over time.

Commercial Banking Business

In our Commercial Banking business, we believe that the worst of the commercial credit downturn is behind us and there is positive trajectory. However, we continue to expect some quarterly uncertainty and volatility in commercial charge-offs and nonperforming loans. We have been growing low-risk commercial loans and expect further modest growth to continue in 2011. Growth in treasury management and capital market services is driving higher fee revenues and deepening relationships with our commercial customers.

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2010 Form 10-K.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. The use of fair value to measure our financial instruments is fundamental to the preparation of our consolidated financial statements because we account for and record a significant portion of our assets and liabilities at fair value. Accordingly, we provide information below on financial instruments recorded at fair value in our consolidated balance sheets. Management has discussed our critical accounting policies and estimates with the Audit and Risk Committee of the Board of Directors.

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 22% of our total assets of $199.3 billion as of March 31, 2011, compared with 22% of our total assets of $197.5 billion as of December 31, 2010. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 2% of these financial instruments (less than 1% of total assets) as of March 31, 2011, and approximately 2% of these financial instruments (1% of total assets) as of December 31, 2010.

We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 13—Fair Value of Financial Instruments.”

Key Controls Over Fair Value Measurement

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing function, including our Valuations Group and Valuations Advisory Committee, participate in the review and validation process. The Valuation Committee includes senior representation from business areas, our Enterprise Risk Oversight division and our Finance division.

Our Valuations Group performs monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. The Valuations Advisory Committee regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance.

For additional information on our critical accounting policies and estimates, see “Part II—Item 7. MD&A —Critical Accounting Policies and Estimates” of our 2010 Form 10-K.

 CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the three months ended March 31, 2011 and 2010. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which include loans held for investment and investment securities, and the interest expense on our interest-bearing liabilities, which include interest-bearing deposits, senior and subordinated notes, securitized debt and other borrowings. We include in interest income any past due fees on loans that we deem are collectible. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, the interest earned or paid and the average yield or cost for the periods ended March 31, 2011 and 2010.

Table 3: Average Balances, Interest Yields and Rates Paid

	Three Months Ended March 31,
	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic(3)	$86,587	$2,706	12.50%	$96,669	$2,980	12.33%
International	8,697	354	16.28	7,814	305	15.61
Total consumer loans(3)	95,284	3,060	12.85	104,483	3,285	12.58
Commercial loans(3)	29,793	357	4.80	29,723	373	5.03
Total loans held for investment	125,077	3,417	10.93	134,206	3,658	10.90
Investment securities	41,532	316	3.04	38,087	349	3.67
Other interest-earning assets:
Domestic	6,250	16	1.02	8,960	22	0.98
International	681	3	1.76	649	1	0.62
Total other interest-earning assets	6,931	19	1.10	9,609	23	0.96
Total interest-earning assets	$173,540	$3,752	8.65%	$181,902	$4,030	8.86%
Cash and due from banks	2,000			6,714
Allowance for loan and lease losses	(5,629)			(8,349)
Premises and equipment, net	2,720			2,726
Other assets	25,444			24,239
Total assets	$198,075			$207,232
Liabilities and Equity:
Interest-bearing liabilities:
Deposits	$108,633	$322	1.19%	$104,018	$399	1.53%
Securitized debt obligations:
Domestic	21,582	117	2.17	40,033	209	2.09
International	3,933	23	2.34	5,548	33	2.38
Total securitized debt obligations	25,515	140	2.19	45,581	242	2.12
Senior and subordinated notes	8,090	64	3.16	8,758	68	3.11
Other borrowings	6,933	86	4.96	5,634	93	6.60
Total interest-bearing liabilities	$149,171	$612	1.64%	$163,991	$802	1.96%
Non-interest bearing deposits	15,525			13,512
Other liabilities	6,370			6,048
Total liabilities	171,066			183,551
Stockholders’ equity	27,009			23,681
Total liabilities and stockholders’ equity	$198,075			$207,232
Net interest income/spread		$3,140	7.01%		$3,228	6.90%
Interest income to average interest-earning assets			8.65%			8.86%
Interest expense to average interest-earning assets			1.41			1.76
Net interest margin			7.24%			7.10%
__________________

(1)	Past due fees included in interest income totaled approximately $245 million and $332 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.

(3)
Interest income on interest-earning assets and average yield on loans held for investment have been revised to conform to the internal management accounting methodology used in our segment reporting. The previously reported and revised interest income and average yields for each period affected are presented below.

	Three Months Ended			Six Months Ended	Nine Months Ended
(Dollars in millions)	March 31, 2010	June 30, 2010	September 30, 2010	June 30, 2010	September 30, 2010	Full Year 2010
Previously reported:
Interest Income :
Consumer Loans (Domestic)	$2,961	$2,882	$2,846	$5,844	$8,691	$11,444
Consumer Loans	3,266	3,178	3,148	6,445	9,594	12,656
Commercial Loans	391	298	299	689	988	1,278

Average yield on loans held for investment:
Consumer Loans (Domestic)	12.25%	12.63%	12.72%	12.44%	12.53%	12.51%
Consumer Loans	12.50	12.88	13.00	12.69	12.79	12.79
Commercial Loans	5.27	4.04	4.06	4.65	4.46	4.32

Revised:
Interest Income :
Consumer Loans (Domestic)	$2,979	$2,815	$2,767	$5,795	$8,563	$11,228
Consumer Loans	3,284	3,111	3,069	6,396	9,466	12,440
Commercial Loans	373	365	378	738	1,166	1,494

Average yield on loans held for investment:
Consumer Loans (Domestic)	12.33%	12.34%	12.36%	12.33%	12.35%	12.28%
Consumer Loans	12.57	12.61	12.67	12.59	12.62	12.57
Commercial Loans	5.03	4.94	5.13	4.99	5.03	5.06

Table 4 presents the variance between our net interest income for the three months ended March 31, 2011 and 2010 and the extent to which the variance was attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income

	First Quarter 2011 vs. First Quarter 2010(1)
	Total	Variance Due to
(Dollars in millions)	Variance	Volume	Rate
Interest income:
Loans held for investment:
Consumer loans	$(225)	$(294)	$69
Commercial loans	(16)	1	(17)
Total loans held for investment, including past-due fees	(241)	(293)	52
Investment securities	(33)	30	(63)
Other	(4)	(7)	3
Total interest income	(278)	(270)	(8)
Interest expense:
Deposits	(77)	17	(94)
Securitized debt obligations	(102)	(110)	8
Senior and subordinated notes	(4)	(5)	1
Other borrowings	(7)	19	(26)
Total interest expense	(190)	(79)	(111)
Net interest income	$(88)	$(191)	$103
__________________

(1)
We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Our net interest income of $3.1 billion for the first quarter of 2011 decreased by 3% from net interest income of $3.2 billion for the first quarter of 2010, driven by a 5% decrease in average interest-earning assets, which was partially offset by a 2% (14 basis points) expansion of our net interest margin to 7.24%.

The decrease in average interest-earning assets reflected the continued run-off of businesses that we exited or repositioned, including our installment, mortgage and small-ticket commercial real estate loan portfolios, elevated charge-offs during 2010 and relatively low levels of loan origination activity during 2010.

The increase in our net interest margin in the first quarter of 2011 was primarily attributable to an improvement in our cost of funds, which was partially offset by a modest decline in the yield on our interest-earning assets. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. In addition, the overall interest rate environment, combined with our disciplined pricing, contributed to the decrease in our average deposit interest rates. While average loan yields improved modestly, the shift in the mix of our interest-earning assets to a higher proportion of investment securities relative to loans coupled with a decline in the average yield on our investment securities resulted in a decline in the average yield on our interest-earning assets. The improvement in average loan yields reflected the benefit from the run-off of lower margin installment loans, a reduced level of new accounts with low introductory promotional rates and an increased recognition of billed finance charges and fees due to the improvement in credit performance.

Non-Interest Income

Non-interest income consists of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income. We also record the mortgage loan repurchase provision related to continuing operations in non-interest income. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are reported as a component of net interest income.

Table 5 displays the components of non-interest income for the three months ended March 31, 2011 and 2010.

Table 5: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Servicing and securitizations	$11	$(36)
Service charges and other customer-related fees	525	585
Interchange	320	311
Net other-than-temporary impairment (“OTTI”)	(3)	(31)
Provision for mortgage repurchase losses(1)	(5)	(100)
Other	94	332
Total non-interest income	$942	$1,061
__________________

(1)
We recorded a total provision for mortgage repurchase losses of $44 million and $224 million in the first quarter of 2011 and 2010, respectively. The remaining portion of the provision for repurchase losses is included in discontinued operations.

Non-interest income of $942 million for the first quarter of 2011 decreased by $119 million, or 11%, from non-interest income of $1.1 billion for the first quarter of 2010.

The decrease in non-interest income reflected the impact of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 from the deconsolidation of certain option-adjustable rate mortgage trusts. A reduction in investment gains and lower penalty fees as a result of the CARD Act also contributed to the decrease. The decline resulting from these factors was partially offset by decreases in the provision for mortgage loan repurchases and other-than-temporary impairment losses. We provide additional information on representation and warranty claims in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”

The net other-than-temporary impairment losses of $3 million and $31 million recorded for the first quarter of 2011 and 2010, respectively, primarily resulted from the deterioration in the credit quality of certain non-agency mortgage-backed securities due to the continued weakness in the housing market and elevated unemployment. We also recorded other-than-temporary impairment on certain other non-agency mortgage-backed securities in the first quarter of 2010 because of our intent to sell the securities. We provide additional information on other-than-temporary impairment recognized on our available-for-sale securities in “Note 4—Investment Securities.”

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

Our provision for loan and lease losses decreased to $534 million in the first quarter of 2011, from $1.5 billion in the first quarter of 2010. The substantial decline in the provision was attributable to strong credit trends, including reduced charge-offs and delinquency rates across all of our businesses.

See “Consolidated Balance Sheet Analysis and Credit Performance—Allowance for Loan and Lease Losses” for a discussion of changes in our allowance for loan and lease losses and details of our provision for loan and lease losses and charge-offs by loan category for the three months ended March 31, 2011 and 2010.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses also are included in non-interest expense. Table 6 displays the components of non-interest expense for the three months ended March 31, 2011 and 2010.

Table 6: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Salaries and associated benefits	$741	$646
Marketing	276	180
Communications and data processing	164	169
Supplies and equipment	135	124
Occupancy	119	120
Other (1)	727	608
Total non-interest expense	$2,162	$1,847
__________________

(1)	Consists of professional services expenses, credit collection costs, fee assessments and intangible amortization expense.

Non-interest expense of $2.2 billion for the first quarter of 2011 was up $315 million, or 17%, from the first quarter of 2010. The increase was primarily due to an increase in operating expenses related to the recent Sony and HBC credit card loan portfolio acquisitions, higher legal fees and an increase in marketing expenses. As the economy has gradually improved, we have increased our marketing expenditures to attract and support new business volume through a variety of channels.

Income Taxes

We recorded an income tax provision based on income from continuing operations of $354 million (25.5% effective income tax rate) in the first quarter of 2011, compared with an income tax provision of $244 million (25.3% effective income tax rate) in the first quarter of 2010. The variance in our effective tax rate between periods is due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and permanent tax items.

We recorded tax benefits of $42 million and $50 million in the first quarter of 2011 and 2010, respectively, related to the resolution of certain tax issues and audits, which lowered our effective income tax rate for those periods. Our effective income tax rate excluding the benefit from these discrete tax items was 28.6% and 30.5% in the first quarter of 2011 and 2010, respectively.

We provide additional information on items affecting our income taxes and effective tax rate in our 2010 Form 10-K under “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007. We recorded a loss from discontinued operations, net of tax, of $16 million in the first quarter of 2011, compared with a loss of $84 million in the first quarter of 2010. The decrease in the loss from discontinued operations was attributable to the reduction in the provision for mortgage repurchase losses. We recorded a pre-tax provision for mortgage repurchase losses of $44 million in the first quarter of 2011, of which $39 million ($29 million, net of tax) was included in discontinued operations. In comparison, we recorded a pre-tax provision for mortgage repurchase losses of $224 million in the first quarter of 2010, of which $124 million ($33 million, net of tax) was included in discontinued operations.

 BUSINESS SEGMENT FINANCIAL PERFORMANCE

Our principal operations are currently organized into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments.

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. See “Note 20—Business Segments” of our 2010 Form 10-K for information on the allocation methodologies used to derive our business segment results.

We summarize our business segment results for the three months ended March 31, 2011 and 2010 in the tables below and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of March 31, 2011, compared with December 31, 2010. See “Note 14—Business Segments” of this Report for a reconciliation of our business segment results to our consolidated results. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated net income from continuing operations of $643 million in the first quarter of 2011, compared with $489 million in the first quarter of 2010. The primary sources of revenue for our Credit Card business are net interest income and non-interest income from customer and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment, occupancy costs, as well as marketing expenses.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card operations, and displays selected key metrics for the periods indicated. The existing HBC credit card loan portfolio of approximately $1.4 billion that we acquired on January 7, 2011 is included in our International Card business. The acquisition of the HBC loan portfolio did not have a material impact on the overall results of our Credit Card business in the first quarter of 2011; however, it did have a material impact on our International Card business.

Table 7: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Change
Selected income statement data:
Net interest income	$1,941	$2,113	(8)%
Non-interest income	674	718	(6)
Total revenue	2,615	2,831	(8)
Provision for loan and lease losses	450	1,175	(62)
Non-interest expense	1,178	914	29
Income from continuing operations before income taxes	987	742	33
Income tax provision	344	253	36
Income from continuing operations, net of tax	$643	$489	31%
Selected performance metrics:
Average loans held for investment	$60,586	$65,922	(8)%
Average yield on loans held for investment(1)	14.68%	14.88%	(20	)bps
Revenue margin(2)	17.26	17.18	8
Net charge-off rate(3)	6.13	10.30	(417)
Purchase volume(4)	$27,797	$23,924	16%

(Dollars in millions)	March 31, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$59,305	$61,371	(3)%
30+ day delinquency rate	3.88%	4.29%	(41	)bps
Allowance for loan and lease losses	$3,576	$4,041	(12)%
__________________

(1)
Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. In preparing our first quarter 2011 Form 10-Q, we determined that beginning in the second quarter of 2010 our management accounting processes excluded certain accounts that should have been included in the calculation of the average yield on loans held for investment. The mapping error was limited to the average yields on loans held for investment for our Credit Card business and had no impact on income statement amounts or yields reported for any other business segments or for the total company. The previously reported and corrected average loan yields for our Credit Card business for each period affected are presented below.

	Three Months Ended				Six Months Ended	Nine Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	June 30, 2010	September 30, 2010	Full Year 2010
Previously reported:
Average yield on loans held for investment	14.93%	13.97%	14.27%	14.25%	14.57%	14.48%	14.36%
Revised:
Average yield on loans held for investment	14.68%	14.28%	14.65%	14.67%	14.78%	14.74%	14.63%

(2)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(3)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

Key factors affecting the results of our Credit Card business for the first quarter of 2011, compared with the first quarter of 2010 included the following:

•
Net Interest Income: Our Credit Card business experienced a decrease in net interest income of $172 million, or 8%, in the first quarter of 2011, which was primarily attributable to lower average loan balances and a reduction in late payment fees resulting from Federal Reserve guidelines regarding reasonable fees that became effective in the third quarter of 2010. The decline in average loans held for investment reflected the continued run-off of loans in businesses we exited or repositioned, elevated charge-offs during 2010 and relatively low levels of loan origination activity during 2010.

•
Non-Interest Income: Non-interest income decreased by $44 million, or 6%, in the first quarter of 2011. The decrease was primarily attributable to a reduction in penalty fees resulting from the implementation of provisions of the CARD Act in 2010 and a reduction in customer accounts. This decrease was partially offset by higher interchange fees resulting from increased purchase volume attributable to targeted marketing to higher spend customer segments.

•
Provision for Loan and Lease Losses: The provision for loan and lease losses related to our Credit Card business decreased by $725 million in the first quarter of 2011, to $450 million. The significant reduction in the provision was attributable to reduced charge-offs, due in part to improving economic conditions, as well as lower period-end loan balances. As a result of the more positive credit performance trends and reduced loan balances, the Credit Card business recorded a net allowance release of $465 million in the first quarter of 2011. In comparison, the Credit Card business recorded a net allowance release of $596 million in the first quarter of 2010.

•
Non-Interest Expense: Non-interest expense increased by $264 million, or 29%, in the first quarter of 2011. The increase was attributable to expenses associated with the acquisitions of the Sony and HBC loan portfolios and higher legal fees and marketing expenditures. As the economy has continued to improve, we have expanded our marketing efforts to attract and support targeted customers and new business volume through a variety of channels.

•
Total Loans: Period-end loans in the Credit Card business declined by $2.1 billion, or 3%, in the first quarter of 2011, to $59.3 billion as of March 31, 2011, from $61.4 billion as of December 31, 2010. The decline reflected normal seasonal credit card pay downs, as well as the continued run-off of our installment loan portfolio. The decline was partially offset by the addition of the HBC portfolio of $1.4 billion in loans in the first quarter of 2011.

•
Charge-off and Delinquency Statistics: Net charge-off and delinquency rates continued to improve in the first quarter of 2011. The net charge-off rate decreased to 6.13% in the first quarter of 2011, from 10.30% in the first quarter of 2010. The 30+ day delinquency rate decreased to 3.88% as of March 31, 2011, from 4.29% as of December 31, 2010. The improvement in net charge-off and delinquency rates is attributable to a stabilizing economy and the impact of strong underwriting standards during the recession.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated. Domestic Card accounted for 85% of total revenues for our Credit Card business in the first quarter of 2011, compared with 88% in the first quarter of 2010. Because our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.

Table 7.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Change
Selected income statement data:
Net interest income	$1,651	$1,865	(11)%
Non-interest income	583	618	(6)
Total revenue	2,234	2,483	(10)
Provision for loan and lease losses	230	1,096	(79)
Non-interest expense	990	809	22
Income from continuing operations before income taxes	1,014	578	75
Income tax provision	360	206	75
Income from continuing operations, net of tax	$654	$372	76%
Selected performance metrics:
Average loans held for investment	$51,889	$58,108	(11)%
Average yield on loans held for investment(1)	14.42%	14.78%	(36	)bps
Revenue margin(2)	17.22	17.09	13
Net charge-off rate(3)	6.20	10.48	(428)
Purchase volume(4)	$25,024	$21,988	14%

(Dollars in millions)	March 31, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$50,570	$53,849	(6)%
30+ day delinquency rate	3.59%	4.09%	(50	)bps
__________________

(1)
Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. As indicated above, in preparing our first quarter 2011 Form 10-Q, we determined that beginning in the second quarter of 2010 our management accounting processes excluded certain accounts that should have been included in the calculation of the average yield on loans held for investment. The previously reported and corrected average yields for our Domestic Card business for each period affected are presented below.

	Three Months Ended				Six Months Ended	Nine Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	June 30, 2010	September 30, 2010	Full Year 2010
Previously reported:
Average yield on loans held for investment	14.65%	13.57%	13.95%	13.98%	14.39%	14.25%	14.09%
Revised:
Average yield on loans held for investment	14.42%	13.96%	14.40%	14.49%	14.64%	14.57%	14.42%

(2)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(3)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

Net income from continuing operations generated by our Domestic Card division of $654 million in the first quarter of 2011, represented an increase of $282 million over the first quarter of 2010. The primary factors affecting Domestic Card results for the first quarter of 2011 compared with the first quarter of 2010 included a decline in total revenue due in part to lower loan balances, a significant reduction in the provision for loan and lease losses due to more positive credit performance trends, including decreases in charge-off and delinquency rates and an increase in non-interest expense attributable to increased operating costs, legal expenses and marketing expenditures.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated. International Card accounted for 15% of total revenues for our Credit Card business in the first quarter of 2011, compared with 12% in the first quarter of 2010.

Table 7.2: International Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Change
Selected income statement data:
Net interest income	$290	$248	17%
Non-interest income	91	100	(9)
Total revenue	381	348	9
Provision for loan and lease losses	220	79	178
Non-interest expense	188	105	79
Income from continuing operations before income taxes	(27)	164	(116)
Income tax provision	(16)	47	(134)
Income (loss) from continuing operations, net of tax	$(11)	$117	(109)%
Selected performance metrics:
Average loans held for investment	$8,697	$7,814	11%
Average yield on loans held for investment(1)	16.28%	15.66%	62	bps
Revenue margin(2)	17.52	17.81	(29)
Net charge-off rate(3)	5.74	8.83	(309)
Purchase volume(4)	$2,773	$1,936	43%

(Dollars in millions)	March 31, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$8,735	$7,522	16%
30+ day delinquency rate	5.55%	5.75%	(20	)bps
__________________

(1)
Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. As indicated above, in preparing our first quarter 2011 Form 10-Q, we determined that beginning in the second quarter of 2010 our management accounting processes excluded certain accounts that should have been included in the calculation of the average yield on loans held for investment. The previously reported and corrected average yields for our International Card business for each period affected are presented below.

	Three Months Ended				Six Months Ended	Nine Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	June 30, 2010	September 30, 2010	Full Year 2010
Previously reported:
Average yield on loans held for investment	16.65%	16.82%	16.62%	16.21%	15.93%	16.16%	16.33%
Revised:
Average yield on loans held for investment	16.28%	16.61%	16.40%	16.00%	15.83%	16.02%	16.16%

(2)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period.

(3)	Net charge-off rate is calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.

Our International Card division generated a net loss from continuing operations of $11 million in the first quarter of 2011, compared with net income from continuing operations of $117 million in the first quarter of 2010. The most significant driver of the loss was the January 7, 2011 acquisition of HBC’s credit card portfolio, which resulted in an addition to our provision for loan losses and an increase in non-interest expenses attributable to the operating costs from the addition of over 400 employees as part of the HBC acquisition. Our International Card division period-end loans increased by $1.2 billion, or 16%, as a result of this acquisition.

We provide information on the outlook for our Credit Card business above under “Executive Summary and Business Outlook.”

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $215 million in the first quarter of 2011, compared with $305 million in the first quarter of 2010. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Change
Selected income statement data:
Net interest income	$983	$896	10%
Non-interest income	186	316	(41)
Total revenue	1,169	1,212	(4)
Provision for loan and lease losses	95	50	90
Non-interest expense	740	688	8
Income from continuing operations before income taxes	334	474	(30)
Income tax provision	119	169	(30)
Income from continuing operations, net of tax	$215	$305	(30)%
Selected performance metrics:
Average loans held for investment:
Automobile	$18,025	$17,769	1%
Home loan	11,960	15,434	(23)
Retail banking	4,251	5,042	(16)
Total consumer banking	$34,236	$38,245	(10)%
Average yield on loans held for investment	9.60%	8.96%	64	bps
Average deposits	$83,884	$75,115	12%
Average deposit interest rate	1.06%	1.27%	(21	)bps
Core deposit intangible amortization	$35	$38	(8)%
Net charge-off rate(1)	1.57%	2.03%	(46	)bps
Automobile loan originations	$2,571	$1,343	91%

(Dollars in millions)	March 31, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment:
Automobile	$18,342	$17,867	3%
Home loan	11,741	12,103	(3)
Retail banking	4,223	4,413	(4)
Total consumer banking	$34,306	$34,383	**
30+ day performing delinquency rate(2)	3.42%	4.28%	(86	)bps
30+ day delinquency rate(2)	4.96	5.96	(100)
Nonperforming loans as a percentage of loans held for investment(3)	1.84	1.97	(13)
Nonperforming asset rate(3)	2.00	2.17	(17)
Allowance for loan and lease losses	$641	$675	(5)%
Period-end deposits	86,355	82,959	4
Period-end loans serviced for others	19,956	20,689	(4)
__________________

**	Change is less than one percent.

(1)
Average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.82% and 2.28% for the three months ended March 31, 2011 and 2010, respectively.

(2)
The 30+ day performing delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 3.98% as of March 31, 2011 and 5.01% as of December 31, 2010. The 30+ day delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 5.76% as of March 31, 2011 and 6.98% as of December 31, 2010.

(3)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratio, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 2.14% and 2.30% as of March 31, 2011 and December 31, 2010, respectively. Nonperforming assets consist of nonperforming loans and real estate owned (“REO”). The nonperforming asset rate is calculated by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 2.32% and 2.54% as of March 31, 2011 and December 31, 2010, respectively.

Key factors affecting the results of our Consumer Banking business for the first quarter of 2011, compared with the first quarter of 2010 included the following:

●
Net Interest Income: Our Consumer Banking business experienced an increase in net interest income of $87 million, or 10%, in the first quarter of 2011. The primary drivers of the increase in net interest income were improved loan margins, primarily resulting from higher pricing for new auto loan originations and deposit growth resulting from our continued strategy to leverage our banking branches to attract lower cost funding sources. The favorable impact from these factors more than offset the decline in average loans held for investment resulting from the continued run-off of home loans.

●
Non-Interest Income: Non-interest income decreased by $130 million, or 41%, in the first quarter of 2011. The decrease was primarily attributable to a gain of $128 million recorded in the first quarter of 2010 related to the deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards.

●
Provision for Loan and Lease Losses: The provision for loan and lease losses increased by $45 million, or 90%, in the first quarter of 2011, to $95 million. This increase was mainly due to a smaller allowance release of $34 million in the first quarter of 2011, compared with an allowance release of $142 million in the first quarter of 2010.

●
Non-Interest Expense: Non-interest expense increased by $52 million, or 8%, in the first quarter of 2011. This increase was largely attributable to higher infrastructure expenditures due to increased headcount and increased marketing expenditures, primarily related to our retail banking operations.

●
Total Loans: Period-end loans in the Consumer Banking business declined by $77 million in the first quarter of 2011 to $34.3 billion as of March 31, 2011, from $34.4 billion as of December 31, 2010, primarily due to the continued run-off of home loans, which was partially offset by growth in auto loans.

●
Deposits: Period-end deposits in the Consumer Banking business increased by $3.4 billion, or 4%, during the first quarter of 2011 to $86.4 billion as of March 31, 2011, reflecting the impact of our strategy to replace maturing higher cost wholesale funding sources with lower cost funding sources and our increased retail marketing efforts to attract new business to meet this objective.

●
Charge-off and Delinquency Statistics: The net charge-off rate decreased to 1.57% in the first quarter of 2011, down from 2.03% in the first quarter of 2010. The 30+ day performing delinquency rate declined to 3.42% as of March 31, 2011, from 4.28% as of December 31, 2010. The improvement in the net charge-off and delinquency rates in the first quarter of 2011 reflected the impact of the continuing gradual improvement in economic conditions and the higher credit quality of our more recent auto loan vintages.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $148 million in the first quarter of 2011, compared with a net loss from continuing operations of $49 million in the first quarter of 2010. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Change
Selected income statement data:
Net interest income	$321	$312	3%
Non-interest income	71	42	69
Total revenue	392	354	11
Provision for loan and lease losses	(15)	238	(106)
Non-interest expense	177	192	(8)
Income (loss) from continuing operations before income taxes	230	(76)	403
Income tax provision (benefit)	82	(27)	404
Income (loss) from continuing operations, net of tax	$148	$(49)	402%
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$13,345	$13,716	(3)%
Middle market	10,666	10,324	3
Specialty lending	3,964	3,609	10
Total commercial lending	27,975	27,649	1
Small-ticket commercial real estate	1,818	2,074	(12)
Total commercial banking	$29,793	$29,723	**
Average yield on loans held for investment	4.80%	5.03%	(23	)bps
Average deposits	$24,138	$21,859	10%
Average deposit interest rate	0.55%	0.72%	(17	)bps
Core deposit intangible amortization	$11	$14	(21)%
Net charge-off rate(1)	0.79%	1.37%	(58	)bps

(Dollars in millions)	March 31, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$13,543	$13,396	1%
Middle market	10,758	10,484	3
Specialty lending	3,936	4,020	(2)
Total commercial lending	28,237	27,900	1
Small-ticket commercial real estate	1,780	1,842	(3)
Total commercial banking	$30,017	$29,742	1%
Nonperforming loans as a percentage of loans held for investment(2)	1.84%	1.66%	18	bps
Nonperforming asset rate(2)	1.95	1.80	15
Allowance for loan and lease losses	$782	$826	(5	) %
Period-end deposits	24,244	22,630	7
__________________

**	Change is less than one percent.

(1)
Average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 0.80% and 1.41% for the three months ended March 31, 2011 and 2010, respectively.

(2)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratio, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 1.88% and 1.69% as of March 31, 2011 and December 31, 2010, respectively. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.99% and 1.83% as of March 31, 2011 and December 31, 2010, respectively.

Key factors affecting the results of our Commercial Banking business for the first quarter of 2011, compared with the first quarter of 2010 included the following:

●
Net Interest Income: Our Commercial Banking business experienced an increase in net interest income of $9 million, or 3%, in the first quarter of 2011. The increase was driven by strong deposit growth resulting from our continued strategy to shift our funding mix to lower cost commercial banking deposits from higher cost wholesale sources and more favorable deposit pricing resulting from the repricing of higher rate deposits to lower rates in response to the overall lower interest rate environment.

●	Non-Interest Income: Non-interest income increased by $29 million, or 69%, in the first quarter of 2011 to $71 million, largely attributable to growth in fees in the middle market segment.

●
Provision for Loan and Lease Losses: The Commercial Banking business recorded a negative provision for loan and lease losses of $15 million in the first quarter of 2011, which represented a decrease of $253 million from the first quarter of 2010. The substantial reduction in the provision was attributable to lower loss severities and the general improvement in credit performance resulting from the modest economic recovery. As a result, the Commercial Banking business had an allowance release in the first quarter of 2011, compared with an allowance increase in the first quarter of 2010.

●
Non-Interest Expense: Non-interest expense decreased by $15 million, or 8%, in the first quarter of 2011 to $177 million. The decrease was attributable to a reduction in the integration costs related to the Chevy Chase Bank acquisition incurred in the first quarter of 2010.

●
Total Loans: Period-end loans in the Commercial Banking business increased by $275 million, or less than 1%, to $30.0 billion as of March 31, 2011. The slight increase was due to modest loan growth in the middle market segment, which was partially offset by attrition in our multifamily real estate portfolio and the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

●	Deposits: Period-end deposits increased by $1.6 billion, or 7%, to $24.2 billion as of March 31, 2011, driven by our increased effort to build and expand commercial relationships.

●
Charge-off and Nonperforming Loan Statistics: The net charge-off rate decreased to 0.79% in the first quarter of 2011, from 1.37% in the first quarter of 2010. The improvement in the net charge-off rate was attributable to the improved economic environment and our risk management activities. The nonperforming loan rate increased to 1.84% as of March 31, 2011, from 1.66% as of December 31, 2010.

 CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $199.3 billion as of March 31, 2011 increased by $1.8 billion, or less than 1%, from $197.5 billion as of December 31, 2010. Total liabilities of $171.8 billion as of March 31, 2011, increased by $788 million, or less than 1%, from $171.0 billion as of December 31, 2010. Stockholders’ equity increased by $1.1 billion during the first three months of 2011, to $27.6 billion as of March 31, 2011 from $26.5 billion as of December 31, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $1.0 billion in the first quarter of 2011.

Following is a discussion of material changes in the major components of our assets and liabilities during the first three months of 2011.

Investment Securities

Our investment securities portfolio, which had a fair value of $41.6 billion and $41.5 billion, as of March 31, 2011 and December 31, 2010, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans and leases, equipment loans and home equity lines of credit; municipal securities; and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 70% of our total investment securities portfolio as of both March 31, 2011, and December 31, 2010.

All of our investment securities were classified as available for sale as of March 31, 2011 and December 31, 2010, and reported in our consolidated balance sheet at fair value. Table 10 presents the amortized cost and fair value of our investment securities, by investment type, as of March 31, 2011 and December 31, 2010.

Table 10: Investment Securities

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$302	$312	$373	$386
U.S. Agency debt obligations(1)	166	177	301	314
Collateralized mortgage obligations (“CMO”):
Agency(2)	12,902	13,138	12,303	12,566
Non-agency	986	917	1,091	1,019
Total CMOs	13,888	14,055	13,394	13,585
Mortgage-backed securities (“MBS”):
Agency(2)	15,142	15,366	15,721	15,983
Non-agency	667	610	735	681
Total MBS	15,809	15,976	16,456	16,664
Asset-backed securities (3)	10,405	10,468	9,901	9,966
Other securities(4)	537	578	563	622
Total securities available for sale	$41,107	$41,566	$40,988	$41,537
__________________

(1)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $165 million and $200 million, as of March 31, 2011 and December 31, 2010, respectively, and fair values of $176 million and $213 million, as of March 31, 2011 and December 31, 2010, respectively.

(2)
Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $16.4 billion, $8.4 billion and $3.2 billion, respectively, and fair value of $16.6 billion, $8.6 billion and $3.3 billion, respectively, as of March 31, 2011. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of March 31, 2011.

(3)
Consists of securities collateralized by credit card loans, auto dealer and floor plan inventory loans and leases, student loans, auto loans, equipment loans and other. The distribution among these asset types was approximately 74.0% credit card loans, 9.8% auto dealer floor plan inventory loans and leases, 6.4% student loans, 6.3% auto loans, 2.0% equipment loans, and 1.5% of other loans as of March 31, 2011. In comparison, the distribution was approximately 77.8% credit card loans, 5.6% auto dealer floor plan inventory loans and leases, 7.2% student loans, 6.7% auto loans, 2.5% equipment loans and 0.2% home equity lines of credit as of December 31, 2010. Approximately 90.9% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of March 31, 2011, compared with 90.1% as of December 31, 2010. Also, includes commercial mortgage-backed securities issued by Freddie Mac with an amortized cost of $89 million and fair value of $90 million as of March 31, 2011.

(4)	Consists of municipal securities and equity investments, primarily related to CRA activities.

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $759 million and gross unrealized losses of $300 million on available-for-sale securities as of March 31, 2011, compared with gross unrealized gains of $830 million and gross unrealized losses of $281 million as of December 31, 2010. Of the $300 million in gross unrealized losses as of March 31, 2011, $132 million related to securities that had been in a loss position for more than 12 months.

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment based on a number of criteria, including the extent and duration of the decline in value, the severity and duration of the impairment, recent events specific to the issuer and/or industry to which the issuer belongs, the payment structure of the security, external credit ratings, the failure of the issuer to make scheduled interest or principal payments, the value of underlying collateral, our intent and ability to hold the security and current market conditions. We recognized net OTTI on investment securities of $3 million in the first quarter of 2011. In comparison, we recognized net OTTI on investment securities of $31 million in the first quarter of 2010, which was due in part to our decision to sell certain other securities before recovery of the impairment amount as well as the deterioration in the credit performance of certain securities resulting from weaknesses in the housing market and high unemployment.

We provide additional information on our available-for-sale securities and other-than-temporary impairment assessment in “Note 4—Investment Securities.”

Total Loans

Table 11 presents the composition of our total loan portfolio, by business segments, as of March 31, 2011 and December 31, 2010.

Table 11: Loan Portfolio Composition

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Credit Card business:
Credit card loans:
Domestic credit card loans	$47,465	38.3%	$50,170	39.8%
International credit card loans	8,730	7.0	7,513	6.0
Total credit card loans	56,195	45.3	57,683	45.8
Installment loans:
Domestic installment loans	3,105	2.5	3,679	2.9
International installment loans	5	—	9	—
Total installment loans	3,110	2.5	3,688	2.9
Total credit card	59,305	47.8	61,371	48.7
Consumer Banking business:
Automobile	18,342	14.8	17,867	14.2
Home loan	11,741	9.4	12,103	9.6
Retail banking	4,223	3.4	4,413	3.5
Total consumer banking	34,306	27.6	34,383	27.3
Commercial Banking business:
Commercial and multifamily real estate(1)	13,543	10.9	13,396	10.6
Middle market	10,758	8.7	10,484	8.3
Specialty lending	3,936	3.2	4,020	3.2
Total commercial lending	28,237	22.8	27,900	22.1
Small-ticket commercial real estate	1,780	1.4	1,842	1.5
Total commercial banking	30,017	24.2	29,742	23.6
Other:
Other loans	464	0.4	451	0.4
Total loans	$124,092	100.0%	$125,947	100.0%
__________________

(1)	Includes construction and land development loans totaling $2.2 billion and $2.4 billion as of March 31, 2011 and December 31, 2010, respectively.

Our total loans declined by $1.8 billion, or 1.5%, to $124.1 billion as of March 31, 2011, from $125.9 billion as of December 31, 2010. The decline was primarily due to expected seasonal pay downs that have historically taken place during the first quarter of the year and the expected run-off of loans in businesses we exited or repositioned early in the economic recession. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. The decline was partially offset by the acquisition of the $1.4 billion HBC portfolio in the first quarter of 2011. Excluding the impact of our run-off loan portfolios, the decline in loan balances was approximately $800 million during the first quarter of 2011.

Credit Performance

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of commercial loans. We experienced better credit performance across all of our businesses during the first quarter of 2011, including reduced delinquency rates, average loss severities and charge-off rates. We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 5—Loans” for additional information.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 12 below compares 30+ day performing loan delinquency rates, by loan category, as of March 31, 2011 and December 31, 2010. We also present total 30+ day delinquent loans.

The delinquency rates presented are calculated, by loan category, based on our total loan portfolio. Our total loan portfolio consists of loans recorded on our balance sheet, which includes loans acquired from Chevy Chase Bank, and loans held in our securitization trusts. Loans acquired from Chevy Chase Bank were recorded at fair value at acquisition. Because the fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, we do not report these loans as delinquent unless they do not perform in accordance with our expectations as of the purchase date.

Table 12: 30+ Day Delinquencies

	March 31, 2011				December 31, 2010
	30+ Day Performing		30+ Day Total		30+ Day Performing		30+ Day Total
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit Card business:
Domestic credit card and installment	$1,814	3.59%	$1,814	3.59%	$2,200	4.09%	$2,200	4.09%
International credit card and installment	485	5.55	485	5.55	432	5.75	432	5.75
Total credit card	2,299	3.88	2,299	3.88	2,632	4.29	2,632	4.29
Consumer Banking business:
Automobile	1,063	5.79	1,122	6.11	1,355	7.58	1,453	8.13
Home loans(1)	72	0.61	490	4.17	77	0.64	504	4.16
Retail banking(1)	39	0.93	89	2.11	41	0.93	93	2.11
Total consumer banking(1)	1,174	3.42	1,701	4.96	1,473	4.28	2,050	5.96
Commercial Banking business:
Commercial and multifamily real estate(1)	125	0.92	330	2.44	147	1.10	302	2.25
Middle market(1)	58	0.54	107	0.99	28	0.27	89	0.85
Specialty lending	42	1.08	70	1.78	33	0.81	58	1.44
Small-ticket commercial real estate	68	3.80	110	6.18	95	5.16	131	7.11
Total commercial banking(1)	293	0.98	617	2.06	303	1.02	580	1.95
Other:
Other loans	40	8.58	89	19.18	22	4.88	69	15.30
Total	$3,806	3.07%	$4,706	3.79%	$4,430	3.52%	$5,331	4.23%
__________________

(1)
The 30+ day performing delinquency rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loans, retail banking, total consumer banking, commercial and multifamily real estate, middle market, and total commercial banking was 1.02%, 0.93%, 3.98%, 0.94%, 0.55% and 0.99%, respectively, as of March 31, 2011, compared with 1.06%, 0.97%, 5.01%, 1.12%, 0.28% and 1.04%, respectively, as of December 31, 2010.

Table 13 presents an aging of total 30+ day delinquent loans included in the above table.

Table 13: Aging of 30+ Day Delinquent Loans

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Total loan portfolio	$124,092	100.00%	$125,947	100.00%
Delinquency status:
30 – 59 days	$1,801	1.45%	$2,008	1.59%
60 – 89 days	900	0.72	1,103	0.88
90 + days	2,005	1.62	2,220	1.76
Total	$4,706	3.79%	$5,331	4.23%
Geographic region:
Domestic	$4,221	3.40%	$4,899	3.89%
International	485	0.39	432	0.34
Total	$4,706	3.79%	$5,331	4.23%

Table 14 summarizes loans that were 90 days or more past due as to interest or principal payments and still accruing interest as of March 31, 2011 and December 31, 2010. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by The Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 14: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:
Credit card (1)	$1,177	1.98%	$1,379	2.25%
Consumer	3	0.01	5	0.01
Commercial	7	0.02	14	0.05
Total	$1,187	0.96%	$1,398	1.11%
Geographic region:
Domestic	$955	0.77%	$1,195	0.95%
International	232	0.19	203	0.16
Total	$1,187	0.96%	$1,398	1.11%
________________________

(1)
Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $105 million and $224 million in the first quarter of 2011 and 2010, respectively. The reserve for uncollectible billed finance charges and fees decreased to $163 million as of March 31, 2011, from $211 million as of December 31, 2010.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and foreclosed property and repossessed assets. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We do not report loans accounted for under the fair value option or loans held for sale as nonperforming, as they are recorded at lower of cost or fair value. We describe our policies for classifying loans as nonperforming in “Note 5—Loans.”

Table 15 presents comparative information on nonperforming loans, by loan category, as of March 31, 2011 and December 31, 2010, and the ratio of nonperforming loans to total loans.

Table 15: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Automobile	$59	0.32%	$99	0.55%
Home loans	492	4.19	486	4.01
Retail banking	79	1.87	91	2.07
Total consumer banking	630	1.84	676	1.97
Commercial Banking business:
Commercial and multifamily real estate	339	2.50	276	2.06
Middle market	115	1.07	133	1.27
Specialty lending	45	1.13	48	1.20
Total commercial lending	499	1.77	457	1.64
Small-ticket commercial real estate	55	3.09	38	2.04
Total commercial banking	554	1.84	495	1.66
Other:
Other loans	58	12.45	54	12.12
Total nonperforming loans held for investment(3)	$1,242	1.00%	$1,225	0.97%
Other nonperforming assets:
Foreclosed property(4)	$246	0.20%	$306	0.24%
Repossessed assets	15	0.01	20	0.02
Total other nonperforming assets	261	0.21	326	0.26
Total nonperforming assets	$1,503	1.21%	$1,551	1.23%

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Interest income related to nonperforming loans:
Interest income forgone (5)	$17	$19
Interest income recognized for the period (6)	2	3
__________________

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

(2)
Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank, for home loans, retail banking, total consumer banking, commercial and multifamily real estate, middle market, total commercial banking, and total nonperforming loans held for investment were 6.98%, 4.04%, 2.14%, 2.55%, 1.10%, 1.88% and 1.05%, respectively, as of March 31, 2011, compared with 6.67%, 2.16%, 2.30%, 2.11%, 1.30%, 1.69% and 1.02%, respectively, as of December 31, 2010. The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 1.27% and 1.29% as of March 31, 2011 and December 31, 2010, respectively.

(3)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 1.92% and 1.90% as of March 31, 2011 and December 31, 2010, respectively.

(4)	Includes $152 million and $201 million of foreclosed properties related to loans acquired from Chevy Chase Bank, as of March 31, 2011 and December 31, 2010, respectively.

(5)
Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(6)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. We discuss our charge-off time frame for loans, which varies based on the loan type, in “Note 5—Loans.”

Table 16 presents our net charge-off amounts and rates, by business segment, for the three months ended March 31, 2011 and 2010. We provide additional information on the amount of charge-offs by loan category below in Table 18.

Table 16: Net Charge-Offs

	Three Months Ended March 31,
	2011		2010
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit card	$929	6.13%	$1,692	10.30%
Consumer banking(2)(3)	134	1.57	195	2.03
Commercial banking(2)(3)	59	0.79	102	1.37
Other	23	19.91	29	18.82
Total company(3)	$1,145	3.66%	$2,018	6.02%
Average loans held for investment(4)	$125,077		$134,206
__________________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(2)	Excludes losses on the purchased credit-impaired loans acquired from Chevy Chase Bank unless they do not perform in accordance with our expectations as of the purchase date.

(3)
The average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. Our total net charge-off rate, excluding the impact of acquired Chevy Chase Bank loans, was 3.82% and 6.35% for the three months ended March 31, 2011 and 2010, respectively.

(4)
The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $5.3 billion and $7.0 billion for the three months ended March 31, 2011 and 2010, respectively.

The overall decrease in net charge-offs in the first quarter of 2011 from the first quarter of 2010 reflects the ongoing improvement in credit performance.

Loan Modifications and Restructurings

As part of our customer retention efforts, we may modify loans for certain borrowers who have demonstrated performance under the previous terms. As part of our loss mitigation efforts, we may make loan modifications to a borrower experiencing financial difficulty that are intended to minimize our economic loss and avoid the need for foreclosure or repossession of collateral. We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to improve the long-term collectability of the loan. Our most common types of modifications include a reduction in the borrower’s initial periodic principal and interest payment through an extension of the loan term, a reduction in the interest rate or a combination of both. These modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. In some cases, we may curtail the amount of principal owed by the borrower. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as troubled debt restructurings (“TDRs”).

Table 17 presents the unpaid principal balance as of March 31, 2011 and December 31, 2010 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 17 excludes all acquired loans from Chevy Chase Bank that have been restructured, which we track and report separately below under “Purchased Credit-Impaired Loans.” TDRs classified as nonperforming totaled $89 million and $96 million as of March 31, 2011 and December 31, 2010, respectively.

Table 17: Loan Modifications and Restructurings(1)

(Dollars in millions)	March 31, 2011	December 31, 2010
Modified and restructured loans:
Credit card(2)	$931	$912
Auto	5	—
Home loans	62	57
Commercial retail and multifamily real estate	153	153
Other retail	22	23
Total	$1,173	$1,145
Status of modified and restructured loans:
Performing	$1,084	$1,049
Nonperforming	89	96
Total	$1,173	$1,145
__________________

(1)	Reflects modifications and restructuring of loans in our total loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

(2)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

The outstanding balance of loan modifications made to assist borrowers experiencing financial difficulties increased to $1.2 billion as of March 31, from $1.1 billion as of December 31, 2010. Of these modifications, approximately $89 million, or 8%, were classified as nonperforming as of March 31, 2011, compared with $96 million, or 8%, as of December 31, 2010.

Credit card loan modifications have accounted for the substantial majority of our loan modifications, representing $931 million, or 79%, of the outstanding balance of total modified loans as of March 31, 2011, and $912 million, or 80%, of the outstanding balance of total modified loans as of December 31, 2010. The vast majority of our credit card loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. In all cases, we cancel the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement will revert back to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

We typically measure the re-performance rate of modified credit card loans over a 5-year period. Five years after starting a credit card modification, approximately 84% of the balances of modified loans are paid off in full and approximately 16% are charged-off. Based on our experience to date, we believe that credit losses are lower for credit card loans that have been modified than those of similar accounts that were not modified. We therefore plan to expand our short-term credit card loan modification programs and continue our long-term programs.

Home loan modifications represented $62 million, or 5%, of the outstanding balance of total modified loans as of March 31, 2011, compared with $57 million, or 5%, of the outstanding balance of total modified loans as of December 31, 2010. Approximately 76% of our modified mortgage loans include reduction in the contractual interest rate, approximately 17% include a term extension and approximately 5% include a principal reduction. The majority of our modified mortgage loans involve a combination of an interest rate reduction, term extension or principal reduction. Because many of the mortgage loan modification programs have been recently launched and we have had a limited number of modifications under these programs, we do not have sufficient history to fully assess the long-term performance of modified mortgage loans. Of the modified mortgage loans outstanding as of March 31, 2011, approximately 20% were 90 days or more delinquent.

Commercial loan modifications represented $153 million, or 13%, of the outstanding balance of total modified loans as of March 31, 2011 and December 31, 2010. The vast majority of modified commercial loans include a reduction in interest rate or a term extension. Because we have had only a limited number of commercial loan modifications and the structure of each loan varies, the ultimate success of our commercial loan modifications is uncertain. Of the modified commercial loans outstanding as of March 31, 2011, approximately 13% were 90 days or more delinquent.

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

Impaired loans, including TDRs, totaled $1.6 billion as of March 31, 2011, compared with $1.5 billion as of December 31, 2010. TDRs accounted for $1.2 billion and $1.1 billion of impaired loans as of March 31, 2011 and December 31, 2010, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Purchased Credit-Impaired Loans

Purchased credit-impaired loans decreased to $5.3 billion as of March 31, 2011, from $5.6 billion as of December 31, 2010. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. However, we regularly update the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. If we determine that it is probable that the amount of expected cash flows for any pool is less than our recorded investment, we would recognize impairment through our provision for loan and lease losses. During the first three months of 2011, we recorded impairment of $8 million related to certain loan pools. Cumulative impairment recognized on PCI loans totaled $41 million as of March 31, 2011. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield. We provide additional information on the loans acquired from Chevy Chase Bank in “Note 5—Loans.”

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

Table 18, which displays changes in our allowance for loan and lease losses for the three months ended March 31, 2011 and 2010, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 18: Allowance for Loan and Lease Losses Activity

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Balance at beginning of period, as reported	$5,628	$4,127
Impact from January 1, 2010 adoption of new consolidation accounting standards	—	4,263
Balance at beginning of period, as adjusted	$5,628	$8,390
Provision for loan and lease losses	534	1,478
Charge-offs:
Credit Card business:
Domestic credit card and installment	(1,091)	(1,806)
International credit card and installment	(194)	(213)
Total credit card	(1,285)	(2,019)
Consumer Banking business:
Automobile	(141)	(193)
Home loans	(32)	(37)
Retail banking	(31)	(33)
Total consumer banking	(204)	(263)
Commercial Banking business:
Commercial and multifamily real estate	(23)	(50)
Middle market	(6)	(23)
Specialty lending	(5)	(9)
Total commercial lending	(34)	(82)
Small-ticket commercial real estate	(33)	(24)
Total commercial banking	(67)	(106)
Other loans	(24)	(30)
Total charge-offs	(1,580)	(2,418)
Recoveries:
Credit Card business:
Domestic credit card and installment	287	287
International credit card and installment	69	40
Total credit card	356	327
Consumer Banking business:
Automobile	52	61
Home loans	11	1
Retail banking	7	6
Total consumer banking	70	68
Commercial Banking business:
Commercial and multifamily real estate	5	—
Middle market	1	2
Specialty lending	2	1
Total commercial lending	8	3
Small-ticket commercial real estate	—	1
Total commercial banking	8	4
Other loans	1	1
Total recoveries	435	400
Net charge-offs	(1,145)	(2,018)
Impact from loan sales and other changes	50 (1)	(98	)(2)
Balance at end of period	$5,067	$7,752
Allowance for loan and lease losses as a percentage of loans held for investment	4.08%	5.96%
Allowance for loan and lease losses by geographic distribution:
Domestic	$4,498	$7,140
International	569	612
Total allowance for loan and lease losses	$5,067	$7,752
Allowance for loan and lease losses by loan category:
Domestic card	$3,007	$5,162
International card	569	612
Consumer banking	641	934
Commercial banking	782	915
Other	68	129
Allowance for loan and lease losses	$5,067	$7,752
________________________

(1)	Includes foreign translation adjustment of $14 million and unfunded commitment reserve of $36 million.

(2)
Includes a reduction in our allowance for loan and lease losses of $73 million during the first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

Table 19 presents an allocation of our allowance for loan and lease losses by loan category as of March 31, 2011 and December 31, 2010.

Table 19: Allocation of the Allowance for Loan and Lease Losses

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment	$3,007	5.95%	$3,581	6.65%
International credit card and installment	569	6.51	460	6.12
Total credit card	3,576	6.03	4,041	6.58
Consumer Banking:
Automobile	318	1.73	353	1.98
Home loans	119	1.01	112	0.93
Retail banking	204	4.83	210	4.76
Total consumer banking	641	1.87	675	1.96
Commercial Banking:
Commercial and multifamily real estate	467	3.45	495	3.70
Middle market	126	1.17	162	1.55
Specialty lending	78	1.98	91	2.26
Total commercial lending	671	2.38	748	2.68
Small-ticket commercial real estate	111	6.24	78	4.23
Total commercial banking	782	2.61	826	2.78
Other loans	68	14.66	86	19.07
Total	$5,067	4.08%	$5,628	4.47%
Total allowance coverage ratios:
Period-end loans	$124,092	4.08%	$125,947	4.47%
Nonperforming loans(2)	1,242	407.97	1,225	459.43
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,299	155.55%	$2,632	153.53%
Consumer banking (30 + day delinquent loans)	1,701	37.68	2,050	32.93
Commercial banking (nonperforming loans)	554	141.16	495	166.87
________________________

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.

(2)
As permitted by regulatory guidance issued by the FFIEC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 120.05% as of March 31, 2011 and 129.55% as of December 31, 2010.

Our allowance for loan and lease losses decreased by $561 million during the first quarter of 2011 to $5.1 billion. The decrease in our allowance reflected the continued improvement in credit performance trends across our portfolios as a result of the slowly improving economy coupled with actions we have taken over the past several years to tighten our underwriting standards and exit certain portfolios. Our allowance as a percentage of our total loan portfolio also decreased to 4.08% as of March 31, 2011, from 4.47% as of December 31, 2010.

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $3.2 billion, or 2.6%, in the first three months of 2011, to $125.4 billion as of March 31, 2011. The increase in deposits was primarily driven by increases of $2.1 billion, $1.2 billion, and $1.3 billion in savings accounts, money market deposits, and non-interest bearing deposits, respectively, which was partially offset by a decrease of $1.0 billion in other consumer time deposits and $387 million in certificates of deposit of $100,000 or more, reflecting our shift to more relationship driven, lower cost liquid savings and transaction accounts. We provide additional information on deposits, including the composition of our deposits, average outstanding balances, interest expense and yield, below in “Liquidity and Funding.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings increased to $15.3 billion as of March 31, 2011, from $14.9 billion as of December 31, 2010. The increase was primarily attributable to an increase in federal funds purchased and securities loaned or sold under agreements to repurchase. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $2.4 billion to $24.5 billion as of March 31, 2011, from $26.9 billion as of December 31, 2010. This decrease was attributable to pay downs and charge-offs of the loans underlying the consolidated securitization trusts.

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

Table 20 presents the original principal balance of mortgage loan originations, by vintage, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of March 31, 2011 and December 31, 2010.

Table 20: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	March 31,	December 31,	Original Unpaid Principal Balance
(Dollars in billions)	2011	2010	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	7	7	18	—	1	8	9
Uninsured Securitizations and Other	32	33	82	3	16	30	33
Total	$44	$45	$111	$4	$21	$41	$45
__________________

(1)	GSEs include Fannie Mae and Freddie Mac.

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

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $82 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined from third-party databases that about $39 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $30 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. We do not have information about the current holders or disposition of the remaining $13 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $44 billion in unpaid principal balance remains outstanding as of March 31, 2011, approximately $12 billion in losses have been realized and approximately $13 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels of these mortgage loans, but these amounts reflect our best estimates based on available data, including extrapolated estimates for the $13 billion original principal balance of mortgage loans about which we do not have information about the current holders. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $1.66 billion original principal balance of mortgage loans as of March 31, 2011, compared with $1.62 billion as of December 31, 2010. As of March 31, 2011, the vast majority of new repurchase demands received over the last year and, as discussed below, almost all of our $846 million reserve, relate to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

Table 21 presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 21: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Active Insured Securitizations	Inactive Insured Securitizations & Others	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole(2)	(52)	(179)	(5)	(236)
Demands rescinded(2)	(87)	—	(22)	(109)
Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	46	—	36	82
Loans repurchased/made whole	(20)	—	(3)	(23)
Demands rescinded	(18)	—	(6)	(24)
Adjustments	7	7	(14)	—
Open claims as of March 31, 2011	$141	$839	$678	$1,658
__________________

(1)
The open pipeline includes all repurchase requests ever received by our subsidiaries where the requesting party has not formally rescinded the repurchase request and where our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses. Accordingly, repurchase requests denied by our subsidiaries and not pursued by the counterparty remain in the open pipeline. Moreover, repurchase requests submitted by parties without contractual standing to pursue repurchase requests are included within the open pipeline unless the requesting party has formally rescinded its repurchase request. Finally, the amounts reflected in this chart are original principal balance amounts and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.

(2)	Activity in 2010 relates to repurchase demands from all years prior.

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable including both litigation and non-litigation liabilities. These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for repurchase losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by Chevy Chase Bank and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes to estimate: (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases. We also rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests, and also includes anticipated repurchases resulting from mortgage insurance rescissions. The GSEs typically have stronger contractual rights than non-GSE counterparties because GSE contracts typically do not contain prompt notice requirements for repurchase requests or materiality qualifications to the representations and warranties. Moreover, although we often disagree with the GSEs about the validity of their repurchase requests, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses. Our lifetime representation and warranty reserves with respect to GSE loans are grounded in this history.

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

For the $5 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $82 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical repurchase rates to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively sporadic nature of repurchase requests from these categories. Some Uninsured Securitization investors from this category have not made repurchase requests or filed representation and warranty lawsuits, but instead have filed actions under federal and/or state securities laws against investment banks and securitization sponsors. Although we face some direct and indirect indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserve for all three subsidiaries was $846 million as of March 31, 2011, compared with $816 million as of December 31, 2010. Almost all of the increase in the reserve is allocated to the Uninsured Securitizations and Other category, as reflected in Table 23, resulting from an increase in repurchase activity with respect to certain whole loan investors. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $44 million for the three months ended March 31, 2011, and we had settlements of repurchase requests of $14 million that were charged against the reserve.

Table 22 summarizes changes in our representation and warranty reserve for the three months ended March 31, 2011 and 2010, and for full year 2010.

Table 22: Changes in Representation and Warranty Reserve

	Three Months Ended March 31,		Full Year
(Dollars in millions)	2011	2010	2010
Representation and warranty repurchase reserve, beginning of period(1)	$816	$238	$238
Provision for repurchase losses(2)	44	224	636
Net realized losses	(14)	(8)	(58)
Representation and warranty repurchase reserve, end of period(1)	$846	$454	$816
__________________

(1)	Reported in our consolidated balance sheets as a component of other liabilities.

(2)
The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $5 million and $100 million for the three months ended March 31, 2011 and 2010, respectively. The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $39 million and $124 million, pre-tax, for the three months ended March 31, 2011 and 2010, respectively.

As indicated in Table 23 below, substantially all of the representation and warranty reserve relates to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Table 23: Allocation of Representation and Warranty Reserve

	Reserve Liability
	March 31,	December 31,	Loans Sold
(Dollars in millions, except for loans sold)	2011	2010	2005 to 2008(1)
GSEs and Active Insured Securitizations	$794	$796	$24
Inactive Insured Securitizations and Other	52	20	87
Total	$846	$816	$111
__________________

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not arise to the level of being both probable and reasonably estimable outcomes that would justify an incremental reserve accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation and DBSP Litigation, could be as high as $1.1 billion. Notwithstanding our attempt to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and the amount of reasonably possible losses estimated here. There is still significant uncertainty as to numerous factors that contribute to ultimate liability levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

Also see representation and warranty liabilities and litigation claims in “Note 15—Commitments, Contingencies and Guarantees.”

 OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

In the ordinary course of business, we are involved in various types of arrangements with limited liability companies, partnerships or trusts that often involve special purpose entities and variable interest entities (“VIEs”). Some of these arrangements are not recorded on our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the arrangements, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements may expose us to potential losses in excess of the amounts recorded in the consolidated balance sheets. Our involvement in these arrangements can take many forms, including securitization and servicing activities, the purchase or sale of mortgage-backed or other asset-backed securities in connection with our home loan portfolio and loans to VIEs that hold debt, equity, real estate or other assets. Under previous accounting guidance, we were not required to consolidate the majority of our securitization trusts because they were qualified special purpose entities. Accordingly, we considered these trusts to be off-balance sheet arrangements.

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.1 billion and $334 million, respectively, as of March 31, 2011, and our maximum exposure to loss was $2.3 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

 LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents, unencumbered available-for-sale securities and undrawn committed securitization borrowing facilities. Table 24 below presents the composition of our liquidity reserves as of March 31, 2011 and December 31, 2010. Our liquidity reserves increased by $3.5 billion in the first quarter of 2011 to $40.6 billion as of March 31, 2011.

Table 24: Liquidity Reserves

(Dollars in millions)	March 31, 2011	December 31, 2010
Cash and cash equivalents	$7,971	$5,249
Securities available-for-sale(1)	41,566	41,537
Less: Pledged available-for-sale securities	(9,656)	(9,963)
Unencumbered available-for-sale securities	31,910	31,574
Undrawn committed securitization borrowing facilities	690	207
Total liquidity reserves	$40,571	$37,030
__________________

(1)	The weighted average life of our available-for-sale securities was approximately 6.1 years and 5.1 years as of March 31, 2011 and December 31, 2010, respectively.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, loan securitizations, debt and equity securities, securitization borrowing facilities and FHLB advances.

Deposits

Our deposits provide a stable and relatively low cost of funds and have become our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit. Table 25 presents the composition of our deposits by type as of March 31, 2011 and December 31, 2010. Total deposits increased by $3.2 billion, or 2.6%, in the first quarter of 2011, to $125.4 billion as of March 31, 2011, from $122.2 billion as of December 31, 2010.

Table 25: Deposits

(Dollars in millions)	March 31, 2011	December 31, 2010
Non-interest bearing	$16,349	$15,048
NOW accounts	13,380	13,536
Money market deposit accounts	45,706	44,485
Savings accounts	28,215	26,077
Other consumer time deposits	14,737	15,753
Total core deposits	118,387	114,899
Public fund certificates of deposit $100,000 or more	122	177
Certificates of deposit $100,000 or more	5,968	6,300
Foreign time deposits	969	834
Total deposits	$125,446	$122,210

Of our total deposits, $969 million and $834 million were held in foreign banking offices as of March 31, 2011 and December 31, 2010, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $6.1 billion and $6.5 billion of our total deposits as of March 31, 2011 and December 31, 2010, respectively. Our funding and liquidity strategy takes into consideration the scheduled maturities of large denomination time deposits. Of the $6.1 billion in large domestic denomination certificates of deposit as of March 31, 2011, $696 million is scheduled to mature within the next three months, $2.1 billion is scheduled to mature between three and 12 months and $3.3 billion is scheduled to mature over 12 months. Based on past activity, we expect to retain a portion of these deposits as they mature.

We have brokered deposits, which we obtained through the use of third-party intermediaries, that are included above in Table 25 in money market deposit accounts and other consumer time deposits. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of March 31, 2011, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $14.7 billion, or 12% of total deposits, as of March 31, 2011. Brokered deposits totaled $16.5 billion, or 14% of total deposits, as of December 31, 2010. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

Other Funding Sources

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt. In addition, we utilize advances from the FHLB that are secured by our investment securities, residential home loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit for our funding needs.

We have committed loan securitization conduit lines of $1.3 billion, of which $604 million was outstanding as of March 31, 2011. Our debt including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $15.3 billion as of March 31, 2011, up from $14.9 billion as of December 31, 2010.

The $410 million increase in our debt, excluding securitized debt obligations, was primarily attributable to an increase in federal funds purchased. We participate in this market daily to take advantage of attractive offers and to keep a visible presence in the market, which is designed to ensure that we are able to access it in a time of need. Monthly fluctuations will be regular, as the amount we can borrow is highly dependent on our counterparties’ cash positions. There was more liquidity available in the market as of March 31, 2011 as compared to December 31, 2010, and we were able to borrow more with our typical borrowing strategies. We did not issue any senior or subordinated debt during the first quarter of 2011. Our FHLB membership is secured by our investment in FHLB stock, which totaled $269 million as of March 31, 2011.

Table 26 presents our short-term borrowings and long-term debt and the maturity profile based on expected maturities as of March 31, 2011. We provide additional information on our short-term borrowings and long-term debt in “Note 9—Deposits and Borrowings.”

Table 26: Expected Maturity Profile of Short-term Borrowings and Long-term Debt

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,970	$—	$—	$—	$—	$—	$1,970
Total short-term borrowings	1,970	—	—	—	—	—	1,970
Long-term debt:(1)
Securitized debt obligations	8,951	5,730	2,538	1,671	881	4,735	24,506
Senior and subordinated notes:
Unsecured senior debt	1,162	—	582	1,023	399	1,663	4,829
Unsecured subordinated debt	—	364	524	105	—	2,723	3,716
Total senior and subordinated notes	1,162	364	1,106	1,128	399	4,386	8,545
Other long-term borrowings:
Junior subordinated debt	—	—	—	—	—	3,641	3,641
FHLB advances	77	13	36	932	19	58	1,135
Other long-term borrowings	77	13	36	932	19	3,699	4,776
Total long-term debt(2)	10,190	6,107	3,680	3,731	1,299	12,820	37,827
Total short-term borrowings and long-term debt	$12,160	$6,107	$3,680	$3,731	$1,299	$12,820	$39,797
Percentage of total	31%	16%	9%	9%	3%	32%	100%
__________________

(1)	Includes fair value adjustments of $472 million as of March 31, 2011.

(2)	Includes unamortized net discount of $19 million as of March 31, 2011.

Borrowing Capacity

As of March 31, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any securities under the shelf registration statement in the first quarter of 2011.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs. Table 27 summarizes our borrowing capacity as of March 31, 2011. The committed securitization conduits capacity is set at various dates in conjunction with each arrangement, with the last termination scheduled for April 2011. We do not expect to renew the securitization conduits.

Table 27: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Capacity(1)	Outstanding	Availability(1)	Termination Date(2)
FHLB advances and letters of credit(3)	$9,402	$1,366	$8,036	—
Committed securitization conduits	1,294	604	690	April 2011
__________________

(1)
All funding sources are non-revolving. Funding availability under all other sources is subject to market conditions. Capacity is the maximum amount that can be borrowed. Availability is the amount that can still be borrowed against the facility.

(2)	Refers to the date the facility terminates, where applicable.

(3)	The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.

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

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating). Table 28 provides the details of the calculation of our capital ratios as of March 31, 2011 and December 31, 2010.

National banks also are subject to prompt corrective action capital regulations. Under prompt corrective action regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and not be subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets the above minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies.

In addition to disclosing our regulatory capital ratios, we also disclose Tier 1 common equity and TCE ratios, which are non-GAAP measures widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common equity; instead the risk-based capital rules state voting common stockholders’ equity should be the dominant element within Tier 1 common equity. While these non-GAAP capital measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of these ratios and non-GAAP reconciliation in “Supplemental Tables” below.

Capital Ratios

Table 28 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards; and the capital ratios of the Banks under the OCC’s capital adequacy standards as of March 31, 2011 and December 31, 2010. Table 29 provides the details of the calculation of our capital ratios.

Table 28: Capital Ratios Under Basel I(1)

	March 31, 2011			December 31, 2010
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:(2)
Tier 1 common equity(3)	8.4%	N/A	N/A	8.8%	N/A	N/A
Tier 1 risk-based capital(4)	10.9	4.0%	6.0%	11.6	4.0%	6.0%
Total risk-based capital(5)	14.2	8.0	10.0	16.8	8.0	10.0
Tier 1 leverage(6)	8.6	4.0	N/A	8.1	4.0	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	10.7%	4.0%	6.0%	13.5%	4.0%	6.0%
Total risk-based capital	14.8	8.0	10.0	23.6	8.0	10.0
Tier 1 leverage	9.2	4.0	5.0	8.3	4.0	5.0
Capital One, N.A.
Tier 1 risk-based capital	11.8%	4.0%	6.0%	11.1%	4.0%	6.0%
Total risk-based capital	13.0	8.0	10.0	12.4	8.0	10.0
Tier 1 leverage	8.4	4.0	5.0	8.1	4.0	5.0
________________________

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.

(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.

(3)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.

(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.

(6)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

We exceeded minimum capital requirements and met the “well-capitalized” ratio levels for total risk-based capital and Tier 1 risk-based capital under Federal Reserve rules for bank holding companies as of March 31, 2011. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well-capitalized” under prompt corrective action requirements as of March 31, 2011.

Table 29: Risk-Based Capital Components Under Basel I(1)

(Dollars in millions)	March 31, 2011	December 31, 2010
Total stockholders’ equity	$27,550	$26,541
Less: Net unrealized gains recorded in AOCI(2)	(314)	(368)
Net losses on cash flow hedges recorded in AOCI(2)	95	86
Disallowed goodwill and other intangible assets(3)	(13,993)	(13,953)
Disallowed deferred tax assets	(1,377)	(1,150)
Other	(2)	(2)
Tier 1 common equity	11,959	11,154
Plus: Tier 1 restricted core capital items(4)	3,636	3,636
Tier 1 risk-based capital	15,595	14,790
Plus: Long-term debt qualifying as Tier 2 capital	2,827	2,827
Qualifying allowance for loan and lease losses	1,825	3,748
Other Tier 2 components	20	29
Tier 2 risk-based capital	4,672	6,604
Total risk-based capital	$20,267	$21,394
Risk-weighted assets(5)	$142,495	$127,043
__________________

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.

(2)	Amounts presented are net of tax.

(3)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.

(4)	Consists primarily of trust preferred securities.

(5)
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

The January 1, 2010 adoption of the new consolidation accounting standards resulted in our consolidating a substantial portion of our securitization trusts and establishing an allowance for loan and lease losses for the assets underlying these trusts, which reduced retained earnings and our Tier 1 capital ratios. In January 2010, banking regulators issued regulatory capital rules related to the impact of the new consolidation accounting standards. Under these rules, we were required to hold additional capital for the assets we consolidated. The capital rules also provided for an optional phase-in of the impact from the adoption of the new consolidation accounting standards, including a two-quarter implementation delay followed by a two-quarter partial implementation of the effect on regulatory capital ratios.

We elected the phase-in option, which required us to phase-in 50% of consolidated assets beginning with the third quarter of 2010 for purposes of determining risk-weighted assets. The phase-in provisions expired after December 31, 2010, and we completed the final phase-in during the first quarter of 2011, which resulted in the addition of approximately $15.0 billion of assets to the denominator used in calculating our regulatory ratios. The addition of these assets contributed to a decrease in our risk-based regulatory capital ratios as of March 31, 2011 from December 31, 2010.

Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013. See “Supervision and Regulation” for more information.

Dividend Policy

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors, in consultation with the Federal Reserve, and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, assessments of potential future losses due to adverse changes in our business and market environments and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. We provide additional information on our dividend policy in our 2010 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds.”

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to us. As of March 31, 2011, funds available for dividend payments from COBNA and CONA based on the Earnings Limitation Test were $2.2 billion and $795 million, respectively. Although funds are available for dividend payments from the Banks, we would execute a dividend while ensuring the regulatory capital levels at the Banks meet well-capitalized requirements and only after consulting the OCC. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

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

Market Risk Exposure

Our most significant market risks include our exposure to interest rate and foreign exchange risk.

Interest Rate Risk

Interest rate risk, which represents exposure to instruments whose values vary with the level or volatility of interest rates, is our most significant market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturity or repricing of assets and liabilities. For example, if more assets are repricing than deposits and other borrowings when general interest rates are declining, our earnings will decrease initially. Similarly, if more deposits and other borrowings than assets are repricing when general interest rates are rising, our earnings will decrease initially.

Interest rate risk also results from changes in customer behavior and competitors’ responses to changes in interest rates or other market conditions. For example, decreases in mortgage interest rates generally result in faster than expected prepayments, which may adversely affect earnings. Increases in interest rates, coupled with strong demand from competitors for deposits, may influence industry pricing. Such competition may affect customer decisions to maintain balances in the deposit accounts, which may require replacing lower cost deposits with higher cost alternative sources of funding.

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in other currencies. The types of instruments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans and securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign currency-denominated debt and various foreign exchange derivative instruments whose values fluctuate with changes in the level or volatility of currency exchange rates or foreign interest rates.

Market Risk Measurement

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

Our earnings sensitivity measure estimates the impact on net interest income and the valuation of our mortgage servicing rights, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our earnings sensitivity and economic value of equity measurements are based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. We do, however, assess and factor into our interest rate risk management decisions the potential impact of growth assumptions, changing business activities, alternative interest rate scenarios and changing market environments.

Under our current asset/liability management policy, our objective is to use derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. Our current asset/liability management policy also includes: (i) limiting the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months and (ii) limiting the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% during the first quarter of 2011. Given the level of short-term rates as of March 31, 2011 and December 31, 2010, a scenario where interest rates would decline by 200 basis points is not plausible. Therefore, in 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease.

Table 30 shows the estimated percentage change impact to our projected net interest income and economic value of equity, calculated under our base case interest rate scenario, as of March 31, 2011 and December 31, 2010, resulting from selected hypothetical interest rate scenarios. We assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next nine months in measuring the sensitivity of our forecasted net interest income over the next 12 months. We assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates in measuring the sensitivity of the valuation of our mortgage servicing rights and the economic value of equity.

Table 30: Interest Rate Sensitivity Analysis

	March 31, 2011	December 31, 2010
Impact to projected base-line net interest income:
+ 200 basis points	(0.4)%	(0.7)%
- 50 basis points	(0.2)	(0.2)
Impact to economic value of equity:
+ 200 basis points	(3.5)%	(3.8)%
- 50 basis points	0.2	0.1

Our net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of March 31, 2011 and December 31, 2010.

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

Limitations of Market Risk Measures

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

Market Risk Management

We employ several techniques to manage our interest rate and foreign currency risk, which include, but are not limited to, changing the maturity and re-pricing characteristics of our various assets and liabilities. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk.

We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $50.2 billion as of March 31, 2011, compared with $50.8 billion as of December 31, 2010. See “Note 10—Derivative Instruments and Hedging Activities” for additional information on our derivatives activity.

We provide additional information on our market risk exposure and interest rate risk management process in our 2010 Form 10-K under “Part II—Item 7. MD&A—Market Risk Management.”

 SUPERVISION AND REGULATORY DEVELOPMENTS

Dodd-Frank Act

We continue to assess the potential impact of proposed rules promulgated by the agencies charged with implementing the Dodd-Frank Act, including rules relating to resolution plans and credit exposure reports, the FDIC's orderly liquidation authority, derivatives, risk retention and other securitization matters. These rules may result in modifications to our business models and organizational structure, and may subject us to escalating costs associated with any such changes.

Payment Protection Insurance Matter

Following a referral by the Office of Fair Trading ("OFT"), the Competition Commission (the “CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the U.K. PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans is included. The CC published its final report on remedies, which included point of sale prohibition, in October 2010, with the draft Order setting out the detail of the remedies published for consultation in November 2010. Capital One Europe ("COEP") responded to the consultation. The final Order was published at the end of March 2011.

New rules on PPI complaints handling and redress were published by the United Kingdom Financial Services Authority (“FSA”) in August 2010 and came into force in December 2010.  These rules are applicable to our U.K. consumer businesses and are intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry.  In October 2010, the British Bankers’ Association (“BBA”) issued judicial review proceedings to challenge the validity of the new rules on the basis that the rules have a retrospective effect.  On April 20, 2011, the High Court issued a judgment upholding the FSA’s PPI rules as promulgated and dismissing the BBA’s challenge. The BBA has stated it does not intend to file an application for permission to appeal the decision.  The implementation of the new rules may have a material effect on COEP's PPI complaints handling and redress process.  As a result of this judgment, we are required to conduct a review of our past PPI sales, and where any systemic issues are identified, take appropriate remedial action which may involve proactively contacting noncomplainants.  We expect to complete this review in the second quarter of 2011, with any required remedial action following thereafter. Until this review is complete, we cannot reliably estimate what additional costs and expenses we might incur because of this matter.

We provide additional information on our supervision and regulation in our 2010 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

 ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information concerning recently issued accounting pronouncements, including those that we have not yet adopted and that will likely affect our consolidated financial statements.

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors in “Part II —Item 1A. Risk Factors” in this Report and also in “Part I—Item 1A. Risk Factors” in our 2010 Form 10-K.

 SUPPLEMENTAL TABLES

Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions) (unaudited)	March 31, 2011	December 31, 2010
Stockholders’ Equity to Non-GAAP Tangible Common Equity
Total stockholders’ equity	$27,550	$26,541
Less: Intangible assets (1)	(14,030)	(13,983)
Tangible common equity	$13,520	$12,558

Total Assets to Tangible Assets
Total assets	$199,300	$197,503
Less: Assets from discontinued operations	(342)	(362)
Total assets from continuing operations	198,958	197,141
Less: Intangible assets (1)	(14,030)	(13,983)
Tangible assets	$184,928	$183,158

Non-GAAP TCE Ratio
Tangible common equity	$13,520	$12,558
Tangible assets	184,928	183,158
TCE ratio(2)	7.3%	6.9%

Regulatory Capital and Non-GAAP Tier 1 Common Equity Ratios
Total stockholders’ equity	$27,550	$26,541
Less: Net unrealized gains recorded in AOCI (3)	(314)	(368)
Net losses on cash flow hedges recorded in AOCI(3)	95	86
Disallowed goodwill and other intangible assets(4)	(13,993)	(13,953)
Disallowed deferred tax assets	(1,377)	(1,150)
Other	(2)	(2)
Tier 1 common equity	$11,959	$11,154
Plus: Tier 1 restricted core capital items(5)	3,636	3,636
Tier 1 capital	$15,595	$14,790
Plus: Long-term debt qualifying as Tier 2 capital	2,827	2,827
Qualifying allowance for loan and lease losses	1,825	3,748
Other Tier 2 components	20	29
Tier 2 capital	$4,672	$6,604
Total risk-based capital(6)	$20,267	$21,394
Risk-weighted assets(7)	$142,495	$127,043

Tier 1 common equity ratio (8)	8.4%	8.8%
Tier 1 risk-based capital ratio (9)	10.9%	11.6%
Total risk-based capital ratio (10)	14.2%	16.8%
__________________

(1)	Includes impact from related deferred taxes.

(2)	Calculated based on tangible common equity divided by tangible assets.

(3)	Amounts presented are net of tax.

(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.

(5)	Consists primarily of trust preferred securities.

(6)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.

(7)	Calculated based on prescribed regulatory guidelines.

(8)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.

(9)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(10)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2011	2010
Interest income:
Loans held for investment, including past-due fees	$3,417	$3,658
Investment	316	349
Other	19	23
Total interest income	3,752	4,030
Interest expense:
Deposits	322	399
Securitized debt obligations	140	242
Senior and subordinated notes	64	68
Other borrowings	86	93
Total interest expense	612	802
Net interest income	3,140	3,228
Provision for loan and lease losses	534	1,478
Net interest income after provision for loan and lease losses	2,606	1,750
Non-interest income:
Servicing and securitizations	11	(36)
Service charges and other customer-related fees	525	585
Interchange fees	320	311
Total other-than-temporary losses	(23)	(50)
Less: Non-credit component of other-than-temporary losses recorded in AOCI	20	19
Net other-than-temporary impairment losses recognized in earnings	(3)	(31)
Other	89	232
Total non-interest income	942	1,061
Non-interest expense:
Salaries and associate benefits	741	646
Marketing	276	180
Communications and data processing	164	169
Supplies and equipment	135	124
Occupancy	119	120
Other	727	608
Total non-interest expense	2,162	1,847
Income from continuing operations before income taxes	1,386	964
Income tax provision	354	244
Income from continuing operations, net of tax	1,032	720
Loss from discontinued operations, net of tax	(16)	(84)
Net income	$1,016	$636
Basic earnings per common share:
Income from continuing operations	$2.27	$1.59
Loss from discontinued operations	(0.03)	(0.18)
Net income per basic common share	$2.24	$1.41
Diluted earnings per common share:
Income from continuing operations	$2.24	$1.58
Loss from discontinued operations	(0.03)	(0.18)
Net income per diluted common share	$2.21	$1.40
Dividends paid per common share	$0.05	$0.05

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	March 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$2,028	$2,067
Interest-bearing deposits with banks	5,397	2,776
Federal funds sold and securities purchased under agreements to resell	546	406
Cash and cash equivalents	7,971	5,249
Restricted cash for securitization investors	2,556	1,602
Securities available for sale, at fair value	41,566	41,537
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	75,184	71,921
Restricted loans for securitization investors	48,908	54,026
Total loans held for investment	124,092	125,947
Less: Allowance for loan and lease losses	(5,067)	(5,628)
Net loans held for investment	119,025	120,319
Loans held for sale, at lower-of-cost-or-fair value	117	228
Accounts receivable from securitizations	112	118
Premises and equipment, net	2,739	2,749
Interest receivable	1,025	1,070
Goodwill	13,597	13,591
Other	10,592	11,040
Total assets	$199,300	$197,503
Liabilities:
Interest payable	$411	$488
Customer deposits:
Non-interest bearing deposits	16,349	15,048
Interest bearing deposits	109,097	107,162
Total customer deposits	125,446	122,210
Securitized debt obligations	24,506	26,915
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,970	1,517
Senior and subordinated notes	8,545	8,650
Other borrowings	4,776	4,714
Total other debt	15,291	14,881
Other liabilities	6,096	6,468
Total liabilities	171,750	170,962
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 507,311,784 and 504,801,064 issued as of March 31, 2011 and December 31, 2010, respectively	5	5
Paid-in capital, net	19,141	19,084
Retained earnings	11,399	10,406
Accumulated other comprehensive income	245	248
Less: Treasury stock, at cost; 48,567,602 and 47,787,697 shares as of March 31, 2011 and December 31, 2010, respectively	(3,240)	(3,202)
Total stockholders’ equity	27,550	26,541
Total liabilities and stockholders’ equity	$199,300	$197,503

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury	Total Stockholders’
(Dollars in millions, except per share data)	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
Balance as of December 31, 2010	504,801,064	$5	$19,084	$10,406	$248	$(3,202)	$26,541
Net income				1,016			1,016
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of taxes of $27 million					(50)		(50)
Other-than-temporary impairment not recognized in earnings on securities, net of taxes of $2 million					(4)		(4)
Foreign currency translation adjustments					59		59
Unrealized loss in cash flow hedge instruments, net of taxes of $4 million					(8)		(8)
Other comprehensive income					(3)		(3)
Total comprehensive income							1,013
Cash dividends—common stock $0.05 per share				(23)			(23)
Purchases of treasury stock						(38)	(38)
Issuances of common stock and restricted stock, net of forfeitures	1,842,408		8				8
Exercise of stock options and tax benefits of exercises and restricted stock vesting	668,312		23				23
Compensation expense for restricted stock awards and stock options			26				26
Balance as of March 31, 2011	507,311,784	$5	$19,141	$11,399	$245	$(3,240)	$27,550

Balance as of December 31, 2009	502,394,396	$5	$18,955	$10,727	$83	$(3,180)	$26,590
Cumulative effect from adoption of new consolidation accounting standards				(2,922)	(16)		(2,938)
Comprehensive income:
Net income				636			636
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of taxes of $63 million					118		118
Other-than-temporary impairment not recognized in earnings on securities, net of taxes of $6 million					17		17
Foreign currency translation adjustments					(57)		(57)
Unrealized gain in cash flow hedge instruments, net of taxes of $9 million					14		14
Other comprehensive income					92		92
Total comprehensive income							728
Cash dividends—common stock $0.05 per share				(23)			(23)
Purchases of treasury stock						(18)	(18)
Issuances of common stock and restricted stock, net of forfeitures	1,498,243		7				7
Exercise of stock options and tax benefits of exercises and restricted stock vesting	230,754						0
Compensation expense for restricted stock awards and stock options			29				29
Balance as of March 31, 2010	504,123,393	$5	$18,991	$8,418	$159	$(3,198)	$24,375

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Operating activities:
Income from continuing operations, net of tax	$1,032	$720
Loss from discontinued operations, net of tax	(16)	(84)
Net income	1,016	636
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	534	1,478
Depreciation and amortization, net	167	147
Net gains on sales of securities available for sale	(3)	(107)
Net gains on deconsolidation	0	(178)
Loans held for sale:
Transfers in	(29)	(210)
Losses on sales	5	17
Proceeds from sales	135	234
Stock plan compensation expense	75	47
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
(Increase) decrease in interest receivable	45	(202)
(Increase) decrease in accounts receivable from securitizations(1)	6	(61)
(Increase) decrease in other assets(1)	474	1,139
Increase (decrease) in interest payable	(77)	13
Increase (decrease) in other liabilities(1)	(506)	(948)
Net cash provided by operating activities attributable to discontinued operations	27	19
Net cash provided by operating activities	1,869	2,024
Investing activities:
Increase in restricted cash for securitization investors(1)	(954)	712
Purchases of securities available for sale	(3,582)	(9,403)
Proceeds from paydowns and maturities of securities available for sale	2,597	2,851
Proceeds from sales of securities available for sale	846	7,429
Proceeds from sale of interest-only bonds	0	57
Net decrease in loans held for investment(1)	1,713	4,168
Principal recoveries of loans previously charged off	435	401
Additions of premises and equipment	(67)	(74)
Net payments for acquisitions	(1,444)	0
Net cash provided by (used in) investing activities	(456)	6,141
Financing activities:
Net increase in deposits	3,236	1,977
Net decrease in securitized debt obligations	(2,409)	0
Net (increase) decrease in other borrowings(1)	512	(11,276)
Purchases of treasury stock	(38)	(18)
Dividends paid on common stock	(23)	(23)
Net proceeds from issuances of common stock	8	7
Proceeds from share-based payment activities	23	0
Net cash used in financing activities attributable to discontinued operations	0	(19)
Net cash provided by (used in) financing activities	1,309	(9,352)
Increase (decrease) in cash and cash equivalents	2,722	(1,187)
Cash and cash equivalents at beginning of the period	5,249	8,685
Cash and cash equivalents at end of the period	$7,971	$7,498
Supplemental cash flow information:
Non-cash items:
Impact of the net fair value of assets acquired and liabilities assumed for acquisitions	$3	$0
Cumulative effect from adoption of new consolidation accounting standards	0	2,939
________________

(1)	Excludes the initial impact from the January 1, 2010 adoption of the new consolidation standards.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Interim period results may not be indicative of results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Changes in Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2010 Form 10-K under “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.” We did not make any material changes in our significant accounting policies during the first quarter of 2011.

Recently Issued and Adopted Accounting Standards

Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Recently Issued but Not Yet Adopted Accounting Standards

Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued a new accounting standard on a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDR”) with regards to its receivables. The standard requires disclosure, during the third quarter of 2011, of the net charges in receivables determined to be TDRs and the associated allowance for loan and lease losses resulting from re-evaluating all modifications made on or after January 1, 2011. Effective July 1, 2011, prospective application is required for the purpose of measuring impairment of the receivables determined to be TDRs and the new activity-based TDR disclosure in accordance with the principles of the new standard. We have not yet determined the impact this new accounting standard will have on our consolidated financial statements.

 NOTE 2—ACQUISITIONS

We regularly explore opportunities to enter into strategic partnership agreements or acquire financial services companies and businesses to expand our distribution channels and grow our customer base. We may structure these transactions with both an initial payment and later contingent payments tied to future financial performance.

We account for acquisitions in accordance with the accounting guidance for business combinations. Under the guidance for business combinations, the accounting differs depending on whether the acquired set of activities and assets meets the definition of a business. A business is considered to be an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing economic benefits directly to investors or other owners, members, or participants. If the acquired set of activities and assets meets the definition of a business, the transaction is accounted for as a business combination. Otherwise, it is accounted for as an asset acquisition.

In a business combination, identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recorded at fair value as of the acquisition date, with limited exceptions. Transaction costs and costs to restructure the acquired company are generally expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. The operating results of the acquired business are reflected in our consolidated financial statements subsequent to the date of the merger or acquisition. In an asset acquisition, the assets acquired are recorded at the purchase price plus any transaction costs incurred. Goodwill is not recognized in an asset acquisition.

2011 Acquisitions

On January 7, 2011, in a cash transaction, we acquired the private-label credit card portfolio of Hudson’s Bay Company (“HBC”), a Canadian operation, from GE Capital Retail Finance. The acquisition and partnership with HBC significantly expands our credit card customer base in Canada, tripling the number of customer accounts, and provide an additional distribution channel. The acquisition included outstanding credit card loan receivables with a fair value of approximately $1.4 billion, and a transfer of approximately 400 employees directly involved in managing the HBC portfolio.

We accounted for the acquisition as a business combination. Accordingly, we recorded the assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair values as of the acquisition date and consolidated with our results. In connection with the acquisition, we recorded goodwill of $3 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. We also recognized a purchased credit card relationship intangible asset of $11 million at acquisition and a contract-based intangible asset of $70 million. Because the acquisition was considered to be a taxable transaction, the goodwill is deductible for tax purposes. The goodwill was assigned to the International Card reporting unit of our Credit Card segment and the acquired loan portfolio is reflected in the operations of our International Card business.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Contingent Payments

In connection with our February 27, 2009 acquisition of Chevy Chase Bank, we entered into a loss-sharing arrangement. To the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net expected principal losses estimated at the time the deal was signed, we will share a portion of the benefit with the former Chevy Chase Bank common stockholders (the “earn-out”). The maximum payment under the earn-out is $300 million and would occur after December 31, 2013. Based on estimated credit losses related to this portfolio as of March 31, 2011 and December 31, 2010 we did not recognize a liability related to the earn-out.

 NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations and wholesale banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations for the three months ended March 31, 2011 and 2010. We have no significant continuing involvement in these operations.

The loss from discontinued operations for the three months ended March 31, 2011 and 2010 includes an expense of $39 million ($29 million, net of tax) and $124 million ($93 million, net of tax), respectively, recorded in non-interest expense, primarily attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale banking unit.

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Net interest expense	$0	$(1)
Non-interest expense	(25)	(129)
Loss from discontinued operations before taxes	(25)	(130)
Income tax benefit	9	46
Loss from discontinued operations, net of taxes	$(16)	$(84)

The discontinued mortgage origination operations of our wholesale home loan banking unit had remaining assets of $342 million and $362 million as of March 31, 2011 and December 31, 2010, respectively, which consisted primarily of cash. Liabilities totaled $611 million and $585 million as of March 31, 2011 and December 31, 2010, respectively, consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

 NOTE 4—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $41.6 billion and $41.5 billion, as of March 31, 2011 and December 31, 2010, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans and leases, equipment loans, and other; municipal securities and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 70% of our total investment securities portfolio as of both March 31, 2011 and December 31, 2010.

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of March 31, 2011, and are reported in our consolidated balance sheet at fair value. The following tables present the amortized cost, estimated fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of March 31, 2011 and December 31, 2010. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	March 31, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury debt obligations	$302	$10	$0	$0	$0	$312
U.S. Agency debt obligations(3)	166	11	0	0	0	177
Collateralized mortgage obligations (“CMOs”):
Agency(4)	12,902	245	0	(9)	(9)	13,138
Non-agency	986	1	(57)	(13)	(70)	917
Total CMOs	13,888	246	(57)	(22)	(79)	14,055
Mortgage-backed securities (“MBS”):
Agency(4)	15,142	376	0	(152)	(152)	15,366
Non-agency	667	1	(54)	(4)	(58)	610
Total MBS	15,809	377	(54)	(156)	(210)	15,976
Asset-backed securities (“ABS”) (5)	10,405	68	0	(5)	(5)	10,468
Other(6)	537	47	0	(6)	(6)	578
Total securities available-for-sale	$41,107	$759	$(111)	$(189)	$(300)	$41,566

	December 31, 2010
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury debt obligations	$373	$13	$0	$0	$0	$386
U.S. Agency debt obligations(3)	301	13	0	0	0	314
Collateralized mortgage obligations (“CMOs”):
Agency(4)	12,303	271	0	(8)	(8)	12,566
Non-agency	1,091	0	(59)	(13)	(72)	1,019
Total CMOs	13,394	271	(59)	(21)	(80)	13,585
Mortgage-backed securities (“MBS”):
Agency(4)	15,721	397	0	(135)	(135)	15,983
Non-agency	735	1	(46)	(9)	(55)	681
Total MBS	16,456	398	(46)	(144)	(190)	16,664
Asset-backed securities(5)	9,901	69	0	(4)	(4)	9,966
Other(6)	563	66	0	(7)	(7)	622
Total securities available-for-sale	$40,988	$830	$(105)	$(176)	$(281)	$41,537
__________________

(1)
Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI on securities that also had credit impairments. These losses are included in total gross unrealized losses.

(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.

(3)
Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $165 million and $200 million, as of March 31, 2011 and December 31, 2010, respectively, and fair values of $176 million and $213 million, as of March 31, 2011 and December 31, 2010, respectively.

(4)
Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized costs of $16.4 billion, $8.4 billion and $3.2 billion, respectively, and fair values of $16.6 billion, $8.6 billion and $3.3 billion, respectively, as of March 31, 2011. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of March 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

(5)
Consists of securities collateralized by credit card loans, auto dealer and floor plan inventory loans and leases, student loans, auto loans, equipment loans and other. The distribution among these asset types was approximately 74.0% credit card loans, 9.8% auto dealer floor plan inventory loans and leases, 6.4% student loans, 6.3% auto loans, 2.0% equipment loans, and 1.5% of other loans as of March 31, 2011. In comparison, the distribution was approximately 77.8% credit card loans, 5.6% auto dealer floor plan inventory loans and leases, 7.2% student loans, 6.7% auto loans, 2.5% equipment loans and 0.2% home equity lines of credit as of December 31, 2010. Approximately 90.9% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of March 31, 2011, compared with 90.1% as of December 31, 2010. Also, includes commercial mortgage-backed securities issued by Freddie Mac with amortized costs of $89 million and fair values of $90 million as of March 31, 2011.

(6)	Consists of municipal securities and equity investments, primarily related to CRA activities.

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	0	0	0	0	0	0
CMOs:
Agency(2)	1,931	(7)	316	(2)	2,247	(9)
Non-agency	161	(8)	706	(62)	867	(70)
Total CMOs	2,092	(15)	1,022	(64)	3,114	(79)
MBS:
Agency(2)	5,206	(149)	158	(3)	5,364	(152)
Non-agency	39	0	548	(58)	587	(58)
Total MBS	5,245	(149)	706	(61)	5,951	(210)
Asset-backed securities	953	(3)	37	(2)	990	(5)
Other	122	(1)	64	(5)	186	(6)
Total securities available-for-sale in a gross unrealized loss position	$8,412	$(168)	$1,829	$(132)	$10,241	$(300)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	0	0	0	0	0	0
CMOs:
Agency(2)	1,253	(7)	279	(1)	1,532	(8)
Non-agency	17	0	976	(72)	993	(72)
Total CMOs	1,270	(7)	1,255	(73)	2,525	(80)
MBS:
Agency(2)	5,318	(134)	177	(1)	5,495	(135)
Non-agency	28	0	590	(55)	618	(55)
Total MBS	5,346	(134)	767	(56)	6,113	(190)
Asset-backed securities	1,411	(2)	33	(2)	1,444	(4)
Other	300	(1)	80	(6)	380	(7)
Total securities available-for-sale in a gross unrealized loss position	$8,327	$(144)	$2,135	$(137)	$10,462	$(281)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

__________________

(1)	Consists of debt securities issued by Fannie Mae and Freddie Mac.

(2)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities of $300 million as of March 31, 2011 relate to approximately 340 individual securities. Our investments in non-agency CMOs, non-agency residential MBS and asset-backed securities accounted for $133 million, or 44%, of total gross unrealized losses as of March 31, 2011. Of the $300 million gross unrealized losses as of March 31, 2011, $132 million related to securities that had been in a loss position for more than 12 months. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency CMO and non-agency residential MBS, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available-for-Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of March 31, 2011.

	March 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2,741	$2,753
Due after 1 year through 5 years	7,532	7,599
Due after 5 years through 10 years	1,184	1,214
Due after 10 years(1)	29,650	30,000
Total	$41,107	$41,566
__________________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of March 31, 2011. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	March 31, 2011
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available- for-sale:
U.S. Treasury debt obligations	$188	1.83%	$124	4.27%	$0	0.0%	$0	0.0%	$312	2.76%
U.S. Agency debt obligations(2)	36	4.38	141	4.56	0	0.0	0	0.0	177	4.52
CMOs:
Agency(3)	431	5.53	6,428	4.52	6,251	4.25	28	4.35	13,138	4.42
Non-agency	109	5.87	533	5.60	271	5.43	4	6.58	917	5.58
Total CMOs	540	5.60	6,961	4.61	6,522	4.30	32	4.64	14,055	4.51
MBS:
Agency(3)	54	5.05	2,923	4.95	11,119	4.43	1,270	4.39	15,366	4.52
Non-agency	0	0.0	72	5.77	538	5.99	0	0.0	610	5.96
Total MBS	54	5.05	2,995	4.97	11,657	4.51	1,270	4.39	15,976	4.59
Asset-backed securities(4)	1,610	2.27	8,522	2.40	336	4.33	0	0.0	10,468	2.44
Other(5)	303	1.43	86	4.19	4	4.64	185	1.93	578	2.03
Total securities available for sale	$2,731	2.88%	$18,829	3.65%	$18,519	4.43%	$1,487	4.16%	$41,566	3.97%
Amortized cost of securities available-for-sale	$2,710		$18,538		$18,382		$1,477		$41,107
__________________

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

(1)	The weighted-average yield is computed using the expected maturity of each security weighted based on the amortized cost of each security.

(2)	Consists of debt securities issued by Fannie Mae and Freddie Mac.

(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

(4)	Consists of commercial mortgage-backed securities issued by Freddie Mac.

(5)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

Credit Ratings

Approximately 93% and 92% of our total investment securities portfolio was rated AAA or its equivalent as of March 31, 2011 and December 31, 2010, respectively, while approximately 4% were below investment grade as of March 31, 2011 and December 31, 2010. All of our agency securities were rated AAA as of March 31, 2011 and December 31, 2010. The table below presents information on the credit ratings of our non-agency CMOs and non-agency MBS, which account for the substantial majority of the unrealized losses related to our investment securities portfolio as of March 31, 2011 and December 31, 2010.

	March 31, 2011				December 31, 2010
	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency CMOs	2%	1%	11%	88%	3%	1%	11%	88%
Non-agency MBS	2	0	5	95	2	0	6	94
________________________

(1)	Calculated based on the amortized cost of the major security type presented divided by the amortized cost of our total investment securities portfolio as of the end of each period.

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

We assess, measure and recognize OTTI in accordance with the accounting guidance for recognition and presentation of OTTI. Under this guidance, if we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Total OTTI losses	$23	$50
Less: Non-credit component of OTTI losses recorded in AOCI	(20)	(19)
Net OTTI losses recognized in earnings	$3	$31

As indicated in the table above, we recorded credit related losses in earnings totaling $3 million and $31 million for the three months ended March 31, 2011 and 2010, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $111 million and $150 million for the three months ended March 31, 2011 and 2010, respectively. We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

We believe the gross unrealized losses related to all other securities of $189 million and $176 million as of March 31, 2011 and December 31, 2010, respectively, are attributable to changes in market interest rates and asset spreads. We therefore do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

The table below presents activity for the three months ended March 31, 2011 and 2010, respectively, related to credit losses on debt securities recognized in earnings for which a portion of the OTTI, the non-credit component, was recorded in AOCI.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Beginning balance of credit losses	$49	$32
Additions for the credit component of OTTI on debt securities for which OTTI losses were not previously recognized(1)	1	5
Additions for the credit component of OTTI on debt securities for which OTTI losses were previously recognized	2	7
Reductions for securities for which the non-credit component previously recorded in AOCI was recognized in earnings because of our intent to sell the securities and for securities sold during the period(2)	(2)	(10)
Ending balance of credit losses	$50	$34
__________________

(1)	The first quarter of 2010 includes $4 million of OTTI recorded on held to maturity negative amortization bonds.

(2)	We recognized $0 million and $19 million of OTTI losses on securities for which no portion of the OTTI losses remained in AOCI as of March 31, 2011, and 2010, respectively.

AOCI, Net of Taxes, Related to Securities Available for Sale

The table below presents the changes in AOCI, net of taxes, related to our available-for-sale securities. The net unrealized holding gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax, during the period. The net reclassification adjustment for net realized losses (gains) represent the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of an available-for-sale security or the recognition of an impairment loss.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Beginning balance AOCI related to securities available-for-sale, net of tax(1)	$369	$186
Net unrealized holding gains (losses), net of tax(2)	(55)	213
Net realized gains reclassified from AOCI into earnings, net of tax(3)	(3)	(66)
Ending balance AOCI related to securities available-for-sale, net of tax	$311	$333
__________________

(1)	Net of tax benefit (expense) of $203 million and $102 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Net of tax benefit (expense) of $(30) million and $117 million for the three months ended March 31, 2011 and 2010, respectively.

(3)	Net of tax (benefit) expense of $(2) million and $(36) million for the three months ended March 31, 2011 and 2010, respectively.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and call of available-for-sale securities recognized in earnings as of March 31, 2011 and 2010. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of available-for-sale investment securities for the periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Gross realized investment gains	$5	$94
Gross realized investment losses	(2)	0
Net realized gains	$3	$94
Total proceeds from sales	$846	$7,429

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We had securities pledged with a fair value of $9.7 billion and $11.4 billion as of March 31, 2011 and 2010, respectively. We did not have any securities pledged where the secured party had the right to sell or repledge the collateral as of these dates.

 NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. The table below presents the composition of our held-for-investment loan portfolio, including restricted loans for securitization investors, as of March 31, 2011 and December 31, 2010. Our loan portfolio consists of credit card, other consumer and commercial loans. Other consumer loans consist of automobile, home, and retail banking loans. Commercial loans consist of commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate loans.

(Dollars in millions)	March 31, 2011	December 31, 2010
Credit Card business:
Domestic credit card loans	$47,465	$50,170
International credit card loans	8,730	7,513
Total credit card loans	56,195	57,683
Domestic installment loans	3,105	3,679
International installment loans	5	9
Total installment loans	3,110	3,688
Total credit card	59,305	61,371
Consumer Banking business:
Automobile	18,342	17,867
Home loans	11,741	12,103
Other retail	4,223	4,413
Total consumer banking	34,306	34,383
Commercial Banking business:
Commercial and multifamily real estate(1)	13,543	13,396
Middle market	10,758	10,484
Specialty lending	3,936	4,020
Total commercial lending	28,237	27,900
Small-ticket commercial real estate	1,780	1,842
Total commercial banking	30,017	29,742
Other:
Other loans	464	451
Total loans	$124,092	$125,947
________________________

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

(1)	Includes construction loans and land development loans totaling $2.2 billion as of March 31, 2011 and $2.4 billion as of December 31, 2010.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of commercial loans.

Delinquent and Nonperforming Loans

The entire balance of a loan is considered contractually delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Delinquency is reported on loans that are 30 or more days past due. Interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. We generally place loans on nonaccrual status when we believe the collectability of interest and principal is not reasonably assured.

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We do not report loans accounted for under the fair value option and loans held for sale as nonperforming. Our policies for classifying loans as nonperforming, by loan category, are as follows:

•
Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged-off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off. When we do not expect full payment of billed finance charges and fees, we reduce the balance of the credit card loan by the estimated uncollectible portion of any billed finance charges and fees and exclude this amount from revenue.

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

•
Purchased credit-impaired (“PCI”) loans: PCI loans primarily include loans acquired from Chevy Chase Bank, which we recorded at fair value at acquisition. Because the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, our subsequent accounting for PCI loans differs from the accounting for non-PCI loans. We, therefore, separately track and report PCI loans and exclude these loans from our delinquency and nonperforming loan statistics.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of March 31, 2011 and December 31, 2010.

Loans 90 days or more past due totaled approximately $2.0 billion and $2.2 billion as of March 31, 2011 and December 31, 2010, respectively. Loans classified as nonperforming totaled $1.2 billion as of both March 31, 2011 and December 31, 2010.

	March 31, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic	$48,756	$488	$381	$945	$1,814	$0	$50,570	$945	$0
International	8,250	149	104	232	485	0	8,735	232	0
Total credit card	57,006	637	485	1,177	2,299	0	59,305	1,177	0
Consumer Banking:
Auto	17,220	780	283	59	1,122	0	18,342	0	59
Home loans	6,555	64	42	384	490	4,696	11,741	0	492
Retail banking	4,047	31	13	45	89	87	4,223	3	79
Total consumer banking	27,822	875	338	488	1,701	4,783	34,306	3	630
Commercial Banking:
Commercial and multifamily real estate	12,974	97	44	189	330	239	13,543	0	339
Middle market	10,358	56	6	45	107	293	10,758	1	115
Specialty lending	3,866	32	14	24	70	0	3,936	6	45
Total commercial lending	27,198	185	64	258	507	532	28,237	7	499
Small-ticket commercial real estate	1,670	68	8	34	110	0	1,780	0	55
Total commercial banking	28,868	253	72	292	617	532	30,017	7	554
Other:
Other loans	375	36	5	48	89	0	464	0	58
Total	$114,071	$1,801	$900	$2,005	$4,706	$5,315	$124,092	$1,187	$1,242

% of Total loans	91.9%	1.5%	0.7%	1.6%	3.8%	4.3%	100.0%	1.0%	1.0%

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	December 31, 2010
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic	$51,649	$558	$466	$1,176	$2,200	$0	$53,849	$1,176	$0
International	7,090	132	97	203	432	0	7,522	203	0
Total credit card	58,739	690	563	1,379	2,632	0	61,371	1,379	0
Consumer Banking:
Auto	16,414	952	402	99	1,453	0	17,867	0	99
Home loans	6,707	65	44	395	504	4,892	12,103	0	486
Retail banking	4,218	31	22	40	93	102	4,413	5	91
Total consumer banking	27,339	1,048	468	534	2,050	4,994	34,383	5	676
Commercial Banking:
Commercial and multifamily real estate	12,816	118	31	153	302	278	13,396	14	276
Middle market	10,113	34	5	50	89	282	10,484	0	133
Specialty lending	3,962	25	7	26	58	0	4,020	0	48
Total commercial lending	26,891	177	43	229	449	560	27,900	14	457
Small-ticket commercial real estate	1,711	74	24	33	131	0	1,842	0	38
Total commercial banking	28,602	251	67	262	580	560	29,742	14	495
Other:
Other loans	382	19	5	45	69	0	451	0	54
Total	$115,062	$2,008	$1,103	$2,220	$5,331	$5,554	$125,947	$1,398	$1,225

% of Total loans	91.4%	1.6%	0.9%	1.7%	4.2%	4.4%	100.0%	1.1%	1.0%
__________________

(1)	Purchased credit-impaired loans are excluded from loans reported as 90 days and still accruing interest and nonperforming loans.

Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans, which varies based on the loan type, is presented below.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We, therefore, generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of March 31, 2011 and December 31, 2010. We also present comparative net charge-offs for the first quarter of 2011 and the first quarter of 2010.

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic:
California
Texas	$5,969	10.1%	$6,242	10.2%
New York	3,361	5.7	3,633	5.9
Florida	3,416	5.8	3,599	5.8
Illinois	3,170	5.3	3,298	5.4
Pennsylvania	2,272	3.8	2,403	3.9
Ohio	2,220	3.7	2,389	3.9
New Jersey	1,943	3.3	2,109	3.4
Michigan	1,883	3.2	1,971	3.2
Other	1,582	2.7	1,716	2.8
Total domestic card and installment loans	24,754	41.7	26,489	43.2
	50,570	85.3	53,849	87.7
International:
United Kingdom	4,094	6.9	4,102	6.7
Canada	4,641	7.8	3,420	5.6
Total international card and installment loans	8,735	14.7	7,522	12.3
Total credit card	$59,305	100.0%	$61,371	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,299	3.88%	$2,632	4.29%
90+ day delinquencies(2)	1,177	1.98	1,379	2.25

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	March 31,
	2011		2010
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic card	$804	6.20%	$1,519	10.18%
International card	125	5.74	173	8.83
Total(3)	$929	6.13%	$1,692	10.30%
__________________

(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.

(3)	Calculated by dividing annualized net charge-offs by average credit card loans held for investment during the first quarter of 2011 and 2010.

The 30+ day delinquency rate for our credit card loan portfolio decreased to 3.88% as of March 31, 2011, from 4.29% as of December 31, 2010, reflecting the improvement in credit performance as a result of the modest economic improvement.

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans acquired from Chevy Chase Bank. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding PCI loans as of March 31, 2011 and December 31, 2010, and net charge-offs for the quarter ended March 31, 2011, and for the year ended December 31, 2010.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	March 31, 2011
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,330	9.7%	$0	0.0%	$3,330	9.7%
California	1,446	4.2	0	0.0	1,446	4.2
Louisiana	1,345	3.9	0	0.0	1,345	3.9
Florida	969	2.8	0	0.0	969	2.8
Georgia	950	2.8	0	0.0	950	2.8
New York	894	2.6	0	0.0	894	2.6
Illinois	861	2.5	0	0.0	861	2.5
Other	8,547	25.0	0	0.0	8,547	25.0
Total auto	$18,342	53.5%	$0	0.0%	$18,342	53.5%

Home loans:
New York	$2,014	5.9%	$286	0.8%	$2,300	6.7%
California	933	2.7	1,328	3.9	2,261	6.6
Louisiana	1,837	5.4	2	0.0	1,839	5.4
Maryland	464	1.4	433	1.2	897	2.6
Virginia	213	0.6	576	1.7	789	2.3
New Jersey	396	1.1	261	0.8	657	1.9
Other	1,188	3.4	1,810	5.3	2,998	8.7
Total home loans	$7,045	20.5%	$4,696	13.7%	$11,741	34.2%

Retail banking:
Louisiana	$1,676	4.9%	$0	0.0%	$1,676	4.9%
Texas	1,063	3.1	0	0.0	1,063	3.1
New York	898	2.6	0	0.0	898	2.6
New Jersey	343	1.0	0	0.0	343	1.0
Maryland	53	0.2	26	0.0	79	0.2
Virginia	21	0.1	27	0.1	48	0.2
Other	82	0.2	34	0.1	116	0.3
Total retail banking	$4,136	12.1%	$87	0.2%	$4,223	12.3%
Total consumer banking	$29,523	86.1%	$4,783	13.9%	$34,306	100.0%

	March 31, 2011
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,122	6.11%	$490	4.17%	$89	2.11%	$1,701	4.96%
90+ day delinquencies	59	0.32	384	3.27	45	1.07	488	1.42
Nonperforming loans	59	0.32	492	4.19	79	1.87	630	1.84

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,161	9.2%	$0	0.0%	$3,161	9.2%
California	1,412	4.1	0	0.0	1,412	4.1
Louisiana	1,334	3.9	0	0.0	1,334	3.9
Florida	954	2.8	0	0.0	954	2.8
Georgia	908	2.6	0	0.0	908	2.6
New York	894	2.6	0	0.0	894	2.6
Illinois	843	2.5	0	0.0	843	2.5
Other	8,361	24.3	0	0.0	8,361	24.3
Total auto	$17,867	52.0%	$0	0.0%	$17,867	52.0%

Home loans:
New York	$2,092	6.1%	$289	0.8%	$2,381	6.9%
California	971	2.8	1,344	3.9	2,315	6.7
Louisiana	1,834	5.4	2	0.0	1,836	5.4
Maryland	485	1.4	453	1.3	938	2.7
Virginia	292	0.8	517	1.6	809	2.4
New Jersey	432	1.3	266	0.7	698	2.0
Other	1,105	3.2	2,021	5.9	3,126	9.1
Total home loans	$7,211	21.0%	$4,892	14.2%	$12,103	35.2%

Retail banking:
Louisiana	$1,754	5.1%	$0	0.0%	$1,754	5.1%
Texas	1,125	3.3	0	0.0	1,125	3.3
New York	909	2.6	0	0.0	909	2.6
New Jersey	357	1.0	0	0.0	357	1.0
Maryland	58	0.2	31	0.1	89	0.3
Virginia	35	0.1	17	0.1	52	0.2
Other	73	0.2	54	0.1	127	0.3
Total retail banking	$4,311	12.5%	$102	0.3%	$4,413	12.8%
Total consumer banking	$29,389	85.5%	$4,994	14.5%	$34,383	100.0%

	December 31, 2010
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,453	8.13%	$504	4.16%	$93	2.11%	$2,050	5.96%
90+ day delinquencies	99	0.55	395	3.27	40	0.91	534	1.54
Nonperforming loans	99	0.55	486	4.01	91	2.07	676	1.97

	March 31, 2011
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$89	1.98%	$21	0.71%	$24	2.24%	$134	1.57%

	March 31, 2010
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$132	2.97%	$36	0.94%	$27	2.11%	$195	2.03%

________________________

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.

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

(3)	Calculated by dividing annualized net charge-offs by average credit card loans held for investment for the first quarter of 2011 and 2010.

Home Loans

Our home loans portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loans portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loans portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise in unemployment. These loan concentrations include loans originated during 2008, 2007 and 2006 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loans portfolio as of March 31, 2011 and December 31, 2010 based on selected key risk characteristics.

Home Loans: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	March 31, 2011
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,690	39.9%	$1,800	15.3%	$6,490	55.2%
2006	786	6.7	1,094	9.3	1,880	16.0
2007	534	4.6	1,446	12.3	1,980	16.9
2008	290	2.4	347	3.0	637	5.4
2009	288	2.5	9	0.1	297	2.6
2010	396	3.4	0	0.0	396	3.4
2011	61	0.5	0	0.0	61	0.5
Total	$7,045	60.0%	$4,696	40.0%	$11,741	100.0%
Geographic concentration:(2)
New York	$2,014	17.2%	$286	2.5%	$2,300	19.7%
California	933	7.9	1,328	11.3	2,261	19.2
Louisiana	1,837	15.6	2	0.0	1,839	15.6
Maryland	464	4.0	433	3.6	897	7.6
Virginia	213	1.8	576	4.9	789	6.7
New Jersey	396	3.4	261	2.2	657	5.6
Texas	506	4.3	30	0.3	536	4.6
Florida	132	1.1	268	2.3	400	3.4
District of Columbia	78	0.7	144	1.2	222	1.9
Washington	72	0.6	100	0.9	172	1.5
Connecticut	91	0.8	75	0.6	166	1.4
Other	309	2.6	1,193	10.2	1,502	12.8
Total	$7,045	60.0%	$4,696	40.0%	$11,741	100.0%
Lien type:
1st lien	$5,856	49.9%	$4,119	35.1%	$9,975	85.0%
2nd lien	1,189	10.1	577	4.9	1,766	15.0
Total	$7,045	60.0%	$4,696	40.0%	$11,741	100.0%
Interest rate type:
Fixed rate	$3,578	30.5%	$113	0.9%	$3,691	31.4%
Adjustable rate	3,467	29.5	4,583	39.1	8,050	68.6
Total	$7,045	60.0%	$4,696	40.0%	$11,741	100.0%

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,581	37.9%	$2,164	17.8%	$6,745	55.7%
2006	940	7.7	1,007	8.3	1,947	16.0
2007	691	5.7	1,377	11.4	2,068	17.1
2008	327	2.7	336	2.8	663	5.5
2009	299	2.5	8	0.1	307	2.6
2010	373	3.1	0	0.0	373	3.1
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
Geographic concentration:(2)
New York	$2,092	17.3%	$289	2.4%	$2,381	19.7%
California	971	8.0	1,344	11.1	2,315	19.1
Louisiana	1,834	15.2	2	0.0	1,836	15.2
Maryland	485	4.0	453	3.7	938	7.7
Virginia	292	2.4	517	4.3	809	6.7
New Jersey	432	3.5	266	2.2	698	5.7
Texas	507	4.2	31	0.3	538	4.5
Florida	148	1.2	278	2.2	426	3.4
District of Columbia	103	0.9	128	1.1	231	2.0
Connecticut	110	0.9	83	0.7	193	1.6
Other	237	2.0	1,501	12.4	1,738	14.4
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
Lien type:
1st lien	$5,696	47.1%	$4,556	37.6%	$10,252	84.7%
2nd lien	1,515	12.5	336	2.8	1,851	15.3
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
Interest rate type:
Fixed rate	$3,707	30.6%	$138	1.2%	$3,845	31.8%
Adjustable rate	3,504	29.0	4,754	39.2	8,258	68.2
Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%
________________________

(1)	Percentages within each risk category calculated based on total held for investment home loans.

(2)	Represents the top ten states in which we have the highest concentration of home loans.

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

•
Criticized performing: Loans in which the financial condition of the obligor is stressed, affecting earnings, cash flows or collateral values. The borrower currently has adequate capacity to meet near-term obligations; however, the stress, left unabated, may result in deterioration of the repayment prospects at some future date.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of March 31, 2011 and December 31, 2010.

Commercial: Risk Profile by Geographic Region and Internal Risk Rating(1)

	March 31, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$10,909	80.6%	$3,300	30.7%	$1,502	38.2%	$1,097	61.6%	$16,808	56.0%
Mid-Atlantic	825	6.1	910	8.5	192	4.9	69	3.9	1,996	6.6
South	1,313	9.7	5,715	53.1	713	18.1	112	6.3	7,853	26.2
Other	257	1.8	540	5.0	1,529	38.8	502	28.2	2,828	9.4
Total non-PCI loans	13,304	98.2	10,465	97.3	3,936	100.0	1,780	100.0	29,485	98.2
PCI loans	239	1.8	293	2.7	0	0.0	0	0.0	532	1.8
Total	$13,543	100.0%	$10,758	100.0%	$3,936	100.0%	$1,780	100.0%	$30,017	100.0%
Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$11,832	87.4%	$9,699	90.1%	$3,819	97.0%	$1,658	93.1%	$27,008	90.0%
Criticized performing	1,133	8.3	651	6.1	73	1.9	67	3.8	1,924	6.4
Criticized nonperforming	339	2.5	115	1.1	44	1.1	55	3.1	553	1.8
Total non-PCI loans	13,304	98.2	10,465	97.3	3,936	100.0	1,780	100.0	29,485	98.2

PCI loans:
Noncriticized	$153	1.1%	$238	2.2%	$0	0.0%	$0	0.0%	$391	1.3%
Criticized performing	86	0.7	55	0.5	0	0.0	0	0.0	141	0.5
Total PCI loans	239	1.8	293	2.7	0	0.0	0	0.0	532	1.8
Total	$13,543	100.0%	$10,758	100.0%	$3,936	100.0%	$1,780	100.0%	$30,017	100.0%

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	December 31, 2010
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$10,849	81.0%	$3,240	30.9%	$1,548	38.5%	$1,137	61.7%	$16,774	56.4%
Mid-Atlantic	720	5.4	960	9.2	185	4.6	71	3.9	1,936	6.5
South	1,315	9.8	5,191	49.5	733	18.2	119	6.5	7,358	24.7
Other	234	1.8	811	7.7	1,554	38.7	515	27.9	3,114	10.5
Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1
PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9
Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%
Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$11,611	86.7%	$9,445	90.1%	$3,897	96.9%	$1,710	92.8%	$26,663	89.6%
Criticized performing	1,231	9.2	624	6.0	75	1.9	95	5.2	2,025	6.8
Criticized nonperforming	276	2.1	133	1.2	48	1.2	37	2.0	494	1.7
Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1

PCI loans:
Noncriticized	$186	1.3%	$235	2.3%	$0	0.0%	$0	0.0%	$421	1.4%
Criticized performing	92	0.7	47	0.4	0	0.0	0	0.0	139	0.5
Total PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9
Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%
__________________

(1)	Amounts based on total loans as of March 31, 2011 and December 31, 2010.

(2)	Percentages calculated based on total held for investment commercial loans in each respective loan category as of the end of the reported period.

(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(4)	Criticized exposures correspond to the “Special Mention”, “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

The following table presents information about our impaired loans, excluding purchased credit-impaired loans, which are reported separately and discussed below:

	March 31, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card:
Domestic	$745	$0	$745	$268	$477	$725	$749	$19
International	186	0	186	113	73	179	173	0
Total credit card	931	0	931	381	550	904	922	19

Consumer:
Auto	5	0	5	2	3	5	2	0
Home loans	62	0	62	6	56	62	59	1
Retail banking	17	23	40	1	39	43	41	0
Total consumer	84	23	107	9	98	110	102	1

Commercial:
Commercial and multifamily real estate	53	336	389	6	383	481	356	1
Middle market	13	100	113	6	107	153	117	0
Specialty lending	0	22	22	0	22	26	21	0
Total commercial lending	66	458	524	12	512	660	494	1
Small-ticket commercial real estate	66	0	66	13	53	85	51	0
Total commercial	132	458	590	25	565	745	545	1
Other:
Other loans	0	1	1	0	1	1	0	0
Total	$1,147	$482	$1,629	$415	$1,214	$1,760	$1,569	$21

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	December 31, 2010
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card:
Domestic	$753	$0	$753	$253	$500	$739	$644	$76
International	160	0	160	133	27	154	128	0
Total credit card	913	0	913	386	527	893	772	76

Consumer:
Auto	0	0	0	0	0	0	0	0
Home loans	57	0	57	1	56	57	28	1
Retail banking	23	17	40	1	39	51	46	1
Total consumer	80	17	97	2	95	108	74	2

Commercial:
Commercial and multifamily real estate	40	283	323	6	317	436	385	4
Middle market	25	95	120	7	113	156	109	1
Specialty lending	1	20	21	0	21	22	35	0
Total commercial lending	66	398	464	13	451	614	529	5
Small-ticket commercial real estate	16	20	36	2	34	73	41	1
Total commercial	82	418	500	15	485	687	570	6
Other:
Other loans	0	0	0	0	0	0	0	0
Total	$1,075	$435	$1,510	$403	$1,107	$1,688	$1,416	$84

TDR loans accounted for $1.2 billion and $1.1 billion of impaired loans as of March 31, 2011 and December 31, 2010, respectively. Consumer and commercial TDR loans classified as performing totaled $997 million and $87 million, respectively, as of March 31, 2011, and $970 million and $79 million, respectively, as of December 31, 2010.

Purchased Credit-Impaired Loans

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

Initial Fair Value and Accretable Yield of Acquired Loans

At acquisition, we estimated the cash flows we expected to collect on these loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. This difference is neither accreted into income nor recorded on our consolidated balance sheet. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The table below displays the contractually required principal and interest, cash flows expected to be collected and fair value at acquisition related to the Chevy Chase Bank loans we acquired. The table also displays the nonaccretable difference and the accretable yield at acquisition.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	At Acquisition on February 27, 2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit- Impaired Loans	Non- Impaired Loans
Contractually required principal and interest at acquisition	$15,387	$12,039	$3,348
Less: Nonaccretable difference (expected principal losses of $2,207 and foregone interest of $1,820)(1)	(4,027)	(3,851)	(176)
Cash flows expected to be collected at acquisition(2)	11,360	8,188	3,172
Less: Accretable yield	(2,360)	(1,861)	(499)
Fair value of loans acquired(3)	$9,000	$6,327	$2,673
__________________

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

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of the Chevy Chase Bank acquired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
(Dollars in millions)	Total Acquired Loans	Purchased Credit- Impaired Loans	Non- Impaired Loans	Total Acquired Loans	Purchased Credit- Impaired Loans	Non- Impaired Loans
Contractual balance	$6,702	$5,294	$1,408	$7,054	$5,546	$1,508

Carrying value	5,315	4,000	1,315	5,554	4,165	1,389

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses. We recognized impairment in our provision for loan lease losses of $8 million and zero for the first three months of 2011 and 2010, respectively, related to PCI loans. The cumulative impairment recognized on PCI loans totaled $41 million as of March 31, 2011 and $33 million as of December 31, 2010.

The following table presents changes in the accretable yield related to the acquired Chevy Chase Bank loans:

(Dollars in millions)	Total Acquired Loans	Purchased Credit- Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2009	$2,067	$1,742	$325
Accretion recognized in earnings	(405)	(299)	(106)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows	350	311	39
Accretable yield as of December 31, 2010	$2,012	$1,754	$258
Accretion recognized in earnings	(114)	(96)	(18)
Accretable yield as of March 31, 2011	$1,898	$1,658	$240

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $189.1 billion and $161.5 billion as of March 31, 2011 and December 31, 2010, respectively. While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. Outstanding unfunded commitments to extend credit other than credit card lines totaled approximately $14.2 billion and $13.2 billion as of March 31, 2011 and December 31, 2010, respectively. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities, which is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $71 million and $107 million as of March 31, 2011 and December 31, 2010, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

 NOTE 6—ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain an allowance for loan and lease losses (“the allowance”) that represents management’s best estimate of incurred loan and lease credit losses inherent in our held for investment portfolio as of each balance sheet date. We do not maintain an allowance for held for sale loans or purchased credit-impaired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs. The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added.

In determining the allowance for loan and lease losses, we disaggregate loans in our portfolio with similar credit risk characteristics into portfolio segments. Management performs quarterly analysis of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolio and for loans within each of these portfolios that we identify as individually impaired. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (1) a formula-based component for loans collectively evaluated for impairment; (2) an asset-specific component for individually impaired loans; and (3) a component related to purchased credit-impaired loans that have experienced significant decreases in expected cash flows subsequent to acquisition. See “Note 1—Summary of Significant Accounting Policies” of our 2010 Form 10-K for a description of the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs. The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, and our unfunded lending commitment reserve during the first quarter of 2011.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

										Combined
		Consumer							Unfunded	Allowance
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance	Lending Reserve	& Unfunded Reserve
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$826	$86	$5,628	$107	$5,735
Provision for loan and lease losses	450	54	28	13	95	(15)	4	534	0	534
Charge-offs	(1,285)	(141)	(32)	(31)	(204)	(67)	(24)	(1,580)	0	(1,580)
Recoveries	356	52	11	7	70	8	1	435	0	435
Net charge-offs	(929)	(89)	(21)	(24)	(134)	(59)	(23)	(1,145)	0	(1,145)
Other changes(2)	14	0	0	5	5	30	1	50	(36)	14
Balance as of March 31, 2011	$3,576	$318	$119	$204	$641	$782	$68	$5,067	$71	$5,138
__________________

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

(2)	Includes foreign exchange translation adjustments of $14 million and unfunded lending reserve of $36 million.

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated for impairment	$3,195	$316	$77	$201	$594	$754	$68	$4,611
Individually evaluated for impairment	381	2	5	2	9	25	0	415
Purchased credit-impaired loans	0	0	37	1	38	3	0	41
Total allowance for loan and lease losses	$3,576	$318	$119	$204	$641	$782	$68	$5,067
Held for investment loans by impairment methodology:
Collectively evaluated for impairment	$58,374	$18,337	$6,983	$4,096	$29,416	$28,895	$463	$117,148
Individually evaluated for impairment	931	5	62	40	107	590	1	1,629
Purchased credit-impaired loans	0	0	4,696	87	4,783	532	0	5,315
Total held for investment loans	$59,305	$18,342	$11,741	$4,223	$34,306	$30,017	$464	$124,092
Allowance as a percentage of period end held for investment loans	6.03%	1.73%	1.01%	4.83%	1.87%	2.61%	14.66%	4.08%

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	December 31, 2010
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated for impairment	$3,655	$353	$81	$209	$643	$808	$86	$5,192
Individually evaluated for impairment	386	0	1	1	2	15	0	403
Purchased credit-impaired loans	0	0	30	0	30	3	0	33
Total allowance for loan and lease losses	$4,041	$353	$112	$210	$675	$826	$86	$5,628
Held for investment loans by impairment methodology:
Collectively evaluated for impairment	$60,458	$17,867	$7,154	$4,271	$29,292	$28,682	$451	$118,883
Individually evaluated for impairment	913	0	57	40	97	500	0	1,510
Purchased credit impaired loans	0	0	4,892	102	4,994	560	0	5,554
Total held for investment loans	$61,371	$17,867	$12,103	$4,413	$34,383	$29,742	$451	$125,947
Allowance as a percentage of period end held for investment loans	6.58%	1.98%	0.93%	4.76%	1.96%	2.78%	19.07%	4.47%

 NOTE 7—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

In the normal course of business, we enter into various types of transactions with entities that are considered to be variable interest entities (“VIEs”). Historically, our primary involvement with VIEs related to our securitization transactions in which we transferred assets from our balance sheet to securitization trusts. These securitization trusts typically meet the definition of a VIE. We generally securitized credit card loans, auto loans, home loans and installment loans, which provided a source of funding for us and as a means of transferring a certain portion of the economic risk of the loans or debt securities to third parties.

Under revised consolidation accounting guidance that became effective on January 1, 2010, the entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. As a result of this guidance, the vast majority of the VIEs in which we are involved have been consolidated in our financial statements.

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of March 31, 2011 and December 31, 2010. We separately present information for consolidated and unconsolidated VIEs.

For consolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets. The assets of consolidated VIEs primarily consist of cash and loans, which we report on our consolidated balance sheets under restricted cash for securitization investors and restricted loans for securitization investors, respectively. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of our company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs became worthless and we were required to meet our maximum remaining funding obligations.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	March 31, 2011
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss (3)
Securitization-related VIEs:
Credit card loan securitizations	$50,102	$23,809	$0		$0		$0
Auto loan securitizations	1,219	1,036	0		0		0
Mortgage loan securitizations	0	0	183	(1)	35	(2)	302
Other asset securitizations	143	38	0		0		0
Total securitization related VIEs	51,464	24,883	183		35		302
Other VIEs:
Affordable housing entities	0	0	1,782		296		1,782
Entities that provide capital to low-income and rural communities	238	0	6		3		6
Other	0	0	166		0		166
Total Other VIEs	238	0	1,954		299		1,954
Total VIEs	$51,702	$24,883	$2,137		$334		$2,256

	December 31, 2010
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets(1)	Carrying Amount of Liabilities(2)	Maximum Exposure to Loss (3)
Securitization-related VIEs:
Credit card loan securitizations	$53,694	$25,622	$0	$0	$0
Auto loan securitizations	1,784	1,518	0	0	0
Mortgage loan securitizations	0	0	174	37	297
Other asset securitizations	198	64	0	0	0
Total securitization related VIEs	55,676	27,204	174	37	297
Other VIEs:
Affordable housing entities	0	0	1,681	304	1,681
Entities that provide capital to low-income and rural communities	230	0	6	3	6
Other	0	0	174	0	174
Total Other VIEs	230	0	1,861	307	1,861
Total VIEs	$55,906	$27,204	$2,035	$344	$2,158
__________________

(1)
The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests and letters of credit related to manufactured housing securitizations. Mortgage servicing rights related to unconsolidated VIEs are reported on our consolidated balance sheets under goodwill and other intangible assets. See “Note 8—Goodwill and Other Intangible Assets” for additional information on our mortgage servicing rights. Other retained interests are reported on our consolidated balance sheets under accounts receivable from securitizations.

(2)
The carrying amount of liabilities of unconsolidated securitization-related VIEs consists of obligations to fund negative amortization bonds associated with the securitization of option-adjustable rate mortgage loans (“option-ARMs”) and obligations on certain swap agreements associated with the securitization of manufactured housing loans.

(3)
The maximum exposure to loss represents the amount of loss we would incur in the unlikely event that all our assets in the VIE become worthless and we were required to meet our maximum remaining funding obligations.

Securitization-Related VIEs

We historically have securitized credit card loans, auto loans, home loans and installment loans. In a securitization transaction, assets from our balance sheet are transferred to trust, which is typically meets the definition of a VIE. The trust then issues various forms of interests in those assets to investors. We typically receive cash proceeds and/or other interests in the securitization trust for the assets we transfer. If the transfer of the assets to an unconsolidated securitization trust qualifies as a sale, we remove the assets from our consolidated balance sheet and recognize a gain or loss on the transfer. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing or the transfer of assets is to a consolidated VIE, the assets remain on our consolidated financial statements and we record an offsetting liability the proceeds received. We did not securitize any loans during the first quarter of 2011; however, we have continuing involvement in the securitization trusts.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We also may be required to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 15-Commitments, Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

The table below presents summarizes on the securitization-related VIEs in which we had continuing involvement as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
Securities held by third-party investors	$23,596	$981	$25	$3,532		$263		$1,350
Receivables in the trust	47,744	1,021	143	3,651		263		1,357
Cash balance of spread or reserve accounts	82	106	0	8		0		178
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event	No	No	No	No		Yes	(2)	No

	December 31, 2010
	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
Securities held by third-party investors	$25,415	$1,453	$48	$3,690		$284		$1,501
Receivables in the trust	52,355	1,528	191	3,813		284		1,393
Cash balance of spread or reserve accounts	77	147	0	8		0		183
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event	No	No	No	No		Yes	(2)	No
__________________

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.

(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.

(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.

Non-Mortgage Securitizations

As of March 31, 201l and December 31, 2010, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations” of our 2010 Form 10-K.

Mortgage Securitizations

Option-ARM Mortgages

We had previously securitized option-ARM loans by transferring the mortgage loans to securitization trusts that issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage securitization trusts was $3.5 billion as of  March 31, 2011 and $3.7 billion as of December 31, 2010.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, certain of which we sold during the first quarter of 2010. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

In connection with the securitization of certain option arm mortgage loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are classified as available-for-sale securities. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 10—Derivative Instruments and Hedging Activities” for further details on these derivatives.

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $27 million in advances as of March 31, 2011, all of which was expensed as funded. Our unfunded commitment related to these residual interests was $11 million as of March 31, 2011. We have not consolidated these trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $178 million and $183 million as of March 31, 2011 and December 31, 2010, respectively. The fair value of the expected residual balances on the funded letters of credit was $53 million and $35 million as of March 31, 2011 and December 31, 2010, respectively, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $26 million and $27 million as of March 31, 2011 and December 31, 2010, respectively. The value of our obligations under these swaps, which is included in other liabilities on our consolidated balance sheets, was $18 million as of both March 31, 2011 and December 31, 2010.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.4 billion as of March 31, 2011 and December 31, 2010. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

We monitor the underlying assets for trends in delinquencies and related losses and reviews the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Retained Interests in Unconsolidated Securitizations

Accounts Receivable from Securitizations

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Retained interests in unconsolidated securitizations are included in accounts receivable from securitizations on our consolidated balance sheets. These retained interests consist of interest-only strips, retained tranches, cash collateral accounts, cash reserve accounts and unpaid interest and fees on the third-party investors’ portion of the transferred principal receivables.

The following table provides details of accounts receivable from securitizations as of March 31, 2011 and December 31, 2010.

(Dollars in millions)	March 31, 2011	December 31, 2010
Interest-only strip classified as trading	$72	$75
Retained interests classified as trading:
Retained notes	32	34
Cash collateral	8	8
Investor accrued interest receivable	0	0
Total retained interests classified as trading	40	42
Retained notes classified as available for sale	0	0
Other retained interests	0	3
Total accounts receivable from securitizations	$112	$120

We may retain tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches are classified as available-for-sale securities, and changes in the estimated fair value are recorded in other comprehensive income.

We recognized net gains from changes in the fair value of retained interests of $27 million and $5 million for the three months ended March 31, 2011, and 2010, respectively. The components of these net gains are presented below.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010(1)
Interest only strip valuation changes	$(3)	$4
Fair value adjustments related to spread accounts	12	1
Fair value adjustments related to investors’ accrued interest receivable	0	0
Fair value adjustments related to retained subordinated notes	18	0
Total income statement impact	$27	$5
__________________

(1)
2010 includes both mortgage related amounts representing valuation changes of mortgage interest only strips, spread accounts, and retained interests held at December 31, 2010 and non-mortgage related amounts representing the one installment loan securitization that remained off-balance sheet through September 15, 2010.

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

Key Assumptions and Sensitivities for Retained Interest Valuations

The key assumptions used in determining the fair value of the interest-only strip and other retained residual interests include the weighted average ranges for principal payment rates, lives of receivables and discount rates, all of which are included in the following table. The principal repayment rate assumptions were determined using actual and forecast trust principal payment rates based on the collateral. The lives of receivables were determined as the number of months necessary to repay the investors given the principal payment rate assumptions. The discount rates were determined using primarily trust specific statistics and forward rate curves, and were reflective of what market participants would use in a similar valuation. Additionally, accrued interest receivable, cash reserve and spread accounts were discounted over the estimated life of the assets.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

For the periods ending March 31, 2011 and December 31, 2010 the assumptions and sensitivities shown below included all credit card and installment loan securitizations.

(Dollars in millions)	March 31, 2011	December 31, 2010
Interest-only strip and retained interests	$130 (1)	$136 (1)
Weighted average life for receivables (months)	64	60
Principal repayment rate (weighted average rate)	15.2-17.3%	16.3 – 18.1%
Impact on fair value of 10% adverse change	$6	$2
Impact on fair value of 20% adverse change	(5)	(6)
Discount rate (weighted average rate)	25.1-42.2%	25.2 – 42.2%
Impact on fair value of 10% adverse change	$(7)	$(7)
Impact on fair value of 20% adverse change	(14)	(14)
__________________

(1)	Does not include liquidity swap related to the negative amortization bonds of $18 million as of March 31, 2011 and $19 million at December 31, 2010.

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

Cash Flows Related to the Unconsolidated Securitizations

The following provides the details of the cash flows related to securitization transactions that qualified as off-balance sheet for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Servicing fees received	$3	$0
Cash flows received on retained interests (1)	12	2
________________________

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program.

Supplemental Loan Information

The table below displays the unpaid principal balance of off-balance sheet single-family residential loans we serviced as of March 31, 2011 and December 31, 2010. We also display the unpaid principal balance of loans past due 90 days or more as of March 31, 2011 and December 31, 2010. Net credit losses associated with these loans totaled $7 million and $96 million for the three months ended March 31, 2011 and 2010, respectively.

(Dollars in millions)	March 31, 2011	December 31, 2010
Total principal amount of loans	$1,359	$1,396

Principal amount of loans past due 90 days or more	$261	$257

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. Our interests consisted of assets of approximately $1.8 billion and $1.7 billion as of March 31, 2011 and December 31, 2010, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and is $1.8 billion as of March 31, 2011. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated VIE investment funds were approximately $7.9 billion and $7.5 billion as of March 31, 2011 and December 31, 2010, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs that we consolidated totaled approximately $238 million and $230 million as of March 31, 2011 and December 31, 2010, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate totaled approximately $6 million as of both March 31, 2011 and December 31, 2010. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million of March 31, 2011. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $374 million and $395 million, as of March 31, 2011 and December 31, 2010, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $166 million and $174 million as of March 31, 2011 and December 31, 2010, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $374 million as of March 31, 2011. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the components of goodwill and other intangible assets, including mortgage servicing rights, as of March 31, 2011 and December 31, 2010.

(Dollars in millions)	March 31, 2011	December 31, 2010
Goodwill	$13,597	$13,591
Other intangible assets:
Core deposit intangibles	605	650
Contract intangible(1)	67	0
Purchased credit card relationship intangibles(1)	49	42
Lease intangibles	25	26
Trust intangibles	5	6
Other intangibles	8	9
Total other intangible assets	759	733
Total goodwill and other intangible assets	$14,356	$14,324
Mortgage servicing rights	$144	$141
________________________

(1)	Relates to the acquisition of the HBC portfolio in the first quarter of 2011 and the acquired Sony Card portfolio in the third quarter of 2010.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Goodwill

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Card, International Card, Auto Finance, other Consumer Banking and Commercial Banking. As of March 31, 2011 and December 31, 2010, goodwill of $13.6 billion was included in the accompanying consolidated balance sheets. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the three months ended March 31, 2011.

During the first quarter of 2011, we acquired the private-label credit card portfolio of HBC. In connection with the acquisition, we recorded goodwill of $3 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. Because the acquisition was considered to be a taxable transaction, the goodwill is deductible for tax purposes. The goodwill was assigned to the International Card reporting unit of our Credit Card segment and the acquired loan portfolio is reflected in the operations of our International Card business. See “Note 2—Acquisitions” for information regarding the credit card portfolio acquisition.

The following table presents a summary of changes in goodwill, by reporting unit, during the first quarter of 2011.

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Balance as of December 31, 2010	$4,690	$4,583	$4,318	$13,591
Acquisitions	3	0	0	3
Other adjustments	3	0	0	3
Balance as of March 31, 2011	$4,696	$4,583	$4,318	$13,597

Other Intangible Assets

In connection with prior acquisitions we recorded intangible assets which consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships.

In connection with the acquisition of the private-label credit card loan portfolios of Sony and HBC, we recognized purchased credit card relationship intangibles, representing the difference between the purchase price and the fair value of the credit card loans acquired. In connection with the January 7, 2010 acquisition of the HBC private-label credit card portfolio, we also recognized a contract-based intangible asset of $70 million. The contract intangible represents the value attributable to future draws on future accounts.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

The following table summarizes our intangible assets subject to amortization as of March 31, 2011 and December 31, 2010.

	March 31, 2011
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(957)	$0	$605	6.7 years
Purchased credit card relationship intangibles(1)	58	(9)	0	49	5.6 years
Contract intangible(2)	70	(5)	2	67	6.8 years
Lease intangibles	54	(29)	0	25	21.4 years
Trust intangibles	11	(6)	0	5	12.6 years
Other intangibles	25	(17)	0	8	3.0 years
Total	$1,780	$(1,023)	$2	$759

	December 31, 2010
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(912)	$0	$650	7.0 years
Purchased credit card relationship intangibles(1)	47	(5)	0	42	6.1 years
Lease intangibles	54	(28)	0	26	21.7 years
Trust intangibles	11	(5)	0	6	12.9 years
Other intangibles	35	(26)	0	9	3.3 years
Total	$1,709	$(976)	$0	$733
________________________

(1)	Relates to the acquisitions of the existing HBC credit card portfolio in the first quarter of 2011 and the existing Sony Card portfolio in the third quarter of 2010.

(2)	Relates to the acquisition of the existing HBC credit card portfolio in the first quarter of 2011.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year’s digits methodology. Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $58 million and $57 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The weighted average amortization period for purchase accounting intangibles is 7.1 years as of March 31, 2011.

The following table summarizes the estimated future amortization expense for intangible assets as of March 31, 2011.

(Dollars in millions)	Estimated Future Amortization Amounts
2011 (remaining nine months)	$161
2012	181
2013	145
2014	111
2015	79
2016	48
Thereafter	34
Total	$759

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

We continue to operate the mortgage servicing business and to report the changes in the fair value of MSRs in continuing operations. To evaluate and measure fair value, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements.

The following table sets forth the changes in the fair value of MSRs during the three months ended March 31, 2011 and 2010:

	March 31,
(Dollars in millions)	2011	2010
Balance at beginning of period	$141	$240
Originations	4	3
Change in fair value, net	(1)	(13)
Balance at end of period	$144	$230
Ratio of mortgage servicing rights to related loans serviced for others	0.74%	0.86%
Weighted average service fee	$0.28	$0.28

MSR fair value adjustments for the three months ended March 31, 2011 and 2010 included decreases of $4 million and $10 million, respectively, due to run-off, and an increase of $3 million and a decreases of $2 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs as of March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010
Weighted average prepayment rate (includes default rate)	13.80%	15.92%
Weighted average life (in years)	6.10	5.57
Discount rate	10.20%	11.64%

The decrease in the weighted average prepayment rate and the corresponding increase in weighted average life, were both driven by a reduction in voluntary attrition due to market conditions.

At March 31, 2011, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $6 million and $12 million, respectively.

At March 31, 2011, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $11 million and $24 million, respectively.

As of March 31, 2011, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $29.8 billion, of which $19.8 billion was serviced for other investors. As of March 31, 2010, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $38.9 billion, of which $26.8 billion was serviced for other investors.

NOTE 9—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which have become our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of March 31, 2011, we had $109.1 billion in interest-bearing deposits of which $6.1 billion represents large denomination certificates of $100,000 or more. As of December 31, 2010, we had $107.2 billion in interest-bearing deposits, of which $6.5 billion represented large denomination certificates of $100,000 or more.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt. As of March 31, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debentures, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any securities under the shelf registration statement during the first three months of 2011.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the Federal Home Loan Bank (“FHLB”). Our FHLB membership is secured by our investment in FHLB stock, which totaled $269 million as of both March 31, 2011 and December 31, 2010.

Securitized Debt Obligations

Effective January 1, 2010, we added to our consolidated balance sheet $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors.

Senior and Subordinated Debt

As of March 31, 2011, we had $8.5 billion of senior and subordinated notes outstanding, which included $472 million in fair value hedging losses. As of December 31, 2010, we had $8.7 billion of senior and subordinated notes outstanding, which included $578 million in fair value hedging losses. There were no senior or subordinated notes that matured during the three months ended March 31, 2011. Two senior notes totaling $671 million matured during the year ended December 31, 2010. See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Under a Senior and Subordinated Global Bank Note Program, COBNA has the ability to issue debt securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $813 million and $820 million outstanding at March 31, 2011 and December 31, 2010, respectively.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both March 31, 2011 and December 31, 2010. There were no junior subordinated borrowings that were called or matured during the three months ended March 31, 2011.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit, totaling $1.1 billion as of both March 31, 2011 and December 31, 2010.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of March 31, 2011 and December 31, 2010. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

(Dollars in millions)	March 31, 2011	December 31, 2010
Deposits:
Non-interest bearing deposits	$16,349	$15,048
Interest-bearing deposits	109,097	107,162
Total deposits	$125,446	$122,210
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,970	$1,517
Other short-term borrowings	0	7
Total short-term borrowings	1,970	1,524
Long-term debt:
Securitized debt obligations	24,506	26,836	(1)
Senior and subordinated notes:
Unsecured senior debt	4,829	4,883
Unsecured subordinated debt	3,716	3,767
Total senior and subordinated notes	8,545	8,650
Other long-term borrowings:
Junior subordinated debt	3,641	3,642
FHLB advances	1,135	1,144
Other long-term borrowings	4,776	4,786
Total long-term debt	37,827	40,272
Total short-term borrowings and long-term debt	$39,797	$41,796
________________________

(1)	Includes fair value hedges related to securitized debt of $79 million as of December 31, 2010, which was disclosed on the consolidated balance sheet in Other borrowings.

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1
Total short-term borrowings	1	1
Long-term debt:
Securitized debt obligations	140	242
Senior and subordinated notes:
Unsecured senior debt	35	38
Unsecured subordinated debt	29	30
Total senior and subordinated notes	64	68
Other long-term borrowings:
Junior subordinated debt	80	82
FHLB advances	3	9
Other	2	1
Other long-term borrowings	85	92
Total long-term debt	289	402
Total short-term borrowings and long-term debt	$290	$403

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging. The outstanding notional amount of our derivative contracts totaled $50.2 billion as of March 31, 2011, compared with $50.8 billion as of December 31, 2010. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. Our policy is to report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.2 billion and $619 million, respectively, as of March 31, 2011, compared with $1.3 billion and $636 million, respectively, as of December 31, 2010.

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

•
Fair Value Hedges: We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed rate senior notes, subordinated notes, brokered certificates of deposits and U.S. agency investments. These hedges have maturities through 2019 and have the effect of converting some of our fixed rate debt, deposits and investments to variable rate.

•
Cash Flow Hedges: We designate derivatives as cash flow hedges to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions occur. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges consist of interest rate swaps that are intended to hedge the variability in interest payments on some of our variable rate debt issuances and assets through 2017. These hedges have the effect of converting some of our variable rate debt and assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated debt. These hedges are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the same currency as the assets being financed.

•
Net Investment Hedges: We use net investment hedges, primarily forward foreign exchange contracts, to manage the exposure related to our net investments in consolidated foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of March 31, 2011 and December 31, 2010. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	March 31, 2011			December 31, 2010
	Notional or Contractual	Derivatives at Fair Value		Notional or Contractual	Derivatives at Fair Value
(Dollars in millions)	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$16,697	$610	$91	$17,001	$747	$77
Cash flow interest rate contracts	6,935	4	133	8,585	14	151
Total interest rate contracts	23,632	614	224	25,586	761	228
Foreign exchange contracts:
Cash flow foreign exchange contracts	4,073	3	83	2,266	5	26
Net investment foreign exchange contracts	53	0	2	52	0	1
Total foreign exchange contracts	4,126	3	85	2,318	5	27
Total derivatives designated as accounting hedges	27,758	617	309	27,904	766	255
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	575	2	5	625	3	18
Customer accommodation(2)	13,082	254	212	12,287	282	244
Other interest rate exposures	6,475	32	32	7,579	46	35
Total interest rate contracts	20,132	288	249	20,491	331	297
Foreign exchange contracts	1,456	252	58	1,384	214	67
Other contracts	875	2	3	980	8	17
Total derivatives not designated as accounting hedges	22,463	542	310	22,855	553	381
Total derivatives	$50,221	$1,159	$619	$50,759	$1,319	$636
________________________

(1)
Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments. We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $15 million and $20 million as of March 31, 2011 and December 31, 2010, respectively. See “Derivative Counterparty Credit Risk” below for additional information.

(2)	Customer accommodation derivatives include those entered into with our commercial banking customers and those entered into with other counterparties to offset the market risk.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and related hedged items on our consolidated statements of income and AOCI.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives(1)	$(149)	$151
Gain (loss) recognized in earnings on hedged items(1)	154	(134)
Net fair value hedge ineffectiveness gain	5	17
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	(1)	(6)
Customer accommodation(1)	8	1
Other interest rate exposures(1)	6	7
Total interest rate contracts	13	2
Foreign exchange contracts(1)	(3)	9
Other contracts(2)	(3)	9
Total gain on derivatives not designated as accounting hedges	7	20
Net derivatives gain recognized in earnings	$12	$37
________________________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

(2)
Other contracts include items such as To Be Announced (“TBA”) forward contracts and futures contracts. Of the $3 million of expense recognized in the first quarter of 2011, $1 million of expense was included in our consolidated statements of income in servicing and securitizations income and $2 million of expense was included in non-interest income. Of the $9 million of income recognized in the first quarter of 2010, $11 million was included in servicing and securitizations income offset by $3 million of expense included in non-interest income.

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$7	$38
Foreign exchange contracts	0	(3)
Subtotal	7	35
Net investment hedges:
Foreign exchange contracts	(1)	2
Net derivatives gain recognized in AOCI	$6	$37

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$(12)	$(23)
Foreign exchange contracts(3)	(2)	2
Subtotal	(14)	(21)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	1
Foreign exchange contracts (3)	0	0
Subtotal	0	1
Net investment hedges:
Gain (loss) reclassified from AOCI into earnings:(1)
Foreign exchange contracts	0	0
Net derivatives loss recognized in earnings	$(14)	$(20)
________________________

(1)	Amounts represent the effective portion.

(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

We expect to reclassify net after-tax gains of $1 million recorded in AOCI as of March 31, 2011, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was 6 years as of March 31, 2011. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $26 million and $27 million as of March 31, 2011 and December 31, 2010, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $18 million as of both March 31, 2011 and December 31, 2010. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $33 million and $66 million as of March 31, 2011 and December 31, 2010, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $247 million and $229 million as of March 31, 2011 and December 31, 2010, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $25 million and $39 million as of March 31, 2011 and December 31, 2010, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $505 million and $668 million as of March 31, 2011 and December 31, 2010, respectively. We posted cash collateral in accounts maintained by derivatives counterparties totaling $247 million and $229 million as of March 31, 2011 and December 31, 2010, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $17 million and $22 million as of March 31, 2011 and December 31, 2010, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $2 million as of both March 31, 2011 and December 31, 2010, respectively.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

We provide additional information on our management of derivative counterparty credit risk in our 2010 Form 10-K “Note 11—Derivative Instruments and Hedging Activities.”

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (AOCI)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $109 million and $143 million as of March 31, 2011 and December 31, 2010, respectively:

(Dollars in millions)	March 31, 2011	December 31, 2010
Net unrealized gains on securities(1)	$283	$333
Net unrecognized elements of defined benefit plans	(29)	(29)
Foreign currency translation adjustments	23	(36)
Unrealized losses on cash flow hedging instruments	(60)	(52)
Other-than-temporary impairment not recognized in earnings on securities	45	49
Initial application of measurement date provisions for postretirement benefits other than pensions	(1)	(1)
Initial application from adoption of consolidation standards	(16)	(16)
Total accumulated other comprehensive income	$245	$248
________________________

(1)
Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $111 million (net of income tax of $72 million) and $105 million (net of income tax of $68 million) was reported in other comprehensive income as of March 31, 2011 and December 31, 2010, respectively.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 12—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
(Dollars and shares in millions, except per share data)	2011	2010
Numerator:
Income from continuing operations, net of tax	$1,032	$720
Loss from discontinued operations, net of tax	(16)	(84)
Net income	$1,016	$636
Denominator:
Denominator for basic earnings per share-Weighted-average shares	454	451
Effect of dilutive securities (1) :
Stock options	2	1
Contingently issuable shares	1	0
Restricted stock and units	3	3
Dilutive potential common shares	6	4
Denominator for diluted earnings per share-Adjusted weighted-average shares	460	455
Basic earnings per share
Income from continuing operations	$2.27	$1.59
Loss from discontinued operations	(0.03)	(0.18)
Net income	$2.24	$1.41
Diluted earnings per share
Income from continuing operations	$2.24	$1.58
Loss from discontinued operations	(0.03)	(0.18)
Net income	$2.21	$1.40
________________________

(1)
Excluded from the computation of diluted earnings per share was 9.6 million and 30.7 million of awards, options or warrants, for the three months ended March 31, 2011 and 2010, respectively, because their inclusion would be antidilutive.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance for derivatives also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We had not made any material fair value option elections as of March 31, 2011 and December 31, 2010.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2011
	Fair Value Measurements Using			Assets/ Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$313	$176	$0	$489
Collateralized mortgage obligations	0	13,783	272	14,055
Mortgage-backed securities	0	15,729	247	15,976
Asset-backed securities	0	10,455	13	10,468
Other	279	292	7	578
Total securities available for sale	592	40,435	539	41,566
Other assets:
Mortgage servicing rights	0	0	144	144
Derivative receivables(1) (2)	2	1,116	41	1,159
Retained interests in securitization	0	0	112	112
Total Assets	$594	$41,551	$836	$42,981

Liabilities
Other liabilities:
Derivative payables(1)	$3	$577	$39	$619
Total Liabilities	$3	$577	$39	$619

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	December 31, 2010
	Fair Value Measurements Using			Assets/ Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$386	$314	$0	$700
Collateralized mortgage obligations	0	13,277	308	13,585
Mortgage-backed securities	0	16,394	270	16,664
Asset-backed securities	0	9,953	13	9,966
Other	293	322	7	622
Total securities available for sale	679	40,260	598	41,537
Other assets:
Mortgage servicing rights	0	0	141	141
Derivative receivables(1)(2)	8	1,265	46	1,319
Retained interests in securitizations	0	0	117	117
Total Assets	$687	$41,525	$902	$43,114

Liabilities
Other liabilities:
Derivative payables(1) (2)	$18	$575	$43	$636
Total Liabilities	$18	$575	$43	$636
________________________

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

(2)
Does not reflect $15 million and $20 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2011 and December 31, 2010, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

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

During the first quarter of 2011, we had minimal movements between Levels 1 and 2. In connection with the adoption of the new consolidation accounting standards on January 1, 2010, retained interests in securitizations, which were considered a Level 3 security, were reclassified to loans held for investment when the underlying trusts were consolidated.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	For The Three Months Ended March 31, 2011
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2011	$598	$141		$46	$120	$43
Total realized and unrealized gains (losses):
Included in net income	0	3	(1)	2	(8)	(1)
Included in other comprehensive income	(6)	0		0	0	0
Purchases	0	0		0	0	0
Sales	(15)	0		0	0	0
Issuances	0	4		0	0	0
Settlements	(38)	(4)		(7)	0	(3)
Impact of adoption of consolidation standards	0	0		0	0	0
Transfers in to Level 3(4)	0	0		0	0	0
Transfers out of Level 3 (4)	0	0		0	0	0
Balance, March 31, 2011	$539	$144		$41	$112	$39
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of March 31, 2011(5)	$0	$3		$2	$(8)	$(1)

	For The Three Months Ended March 31, 2011
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset- backed Securities	Other	Total
Securities Available for Sale
Balance, January 1, 2011	$0	$308	$270	$13	$7	$598
Total realized and unrealized gains (losses):
Included in net income	0	0	0	0	0	0
Included in other comprehensive income	0	0	(6)	0	0	(6)
Purchases	0	0	0	0	0	0
Sales	0	(15)	0	0	0	(15)
Issuances	0	0	0	0	0	0
Settlements	0	(21)	(17)	0	0	(38)
Transfers in to Level 3 (4)	0	0	0	0	0	0
Transfers out of Level 3 (4)	0	0	0	0	0	0
Balance, March 31, 2011	$0	$272	$247	$13	$7	$539
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of March 31, 2011(5)	$0	$0	$0	$0	$0	$0

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	For The Three Months Ended March 31, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2010	$1,506	$240		$440	$3,945	$33
Total realized and unrealized gains (losses):
Included in net income	0	(3	)(1)	(1)	3	2
Included in other comprehensive income	(20)	0		0	0	0
Purchases, sales, issuances and settlements, net	61	(7)		0	(1)	0
Impact of adoption of consolidation standards	0	0		(401)	(3,751)	0
Transfers in to Level 3	315	0		0	0	0
Transfers out of Level 3	(608)	0		0	0	0
Balance, March 31, 2010	$1,254	$230		$38	$196	$35
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of March 31, 2010(5)	$0	$(3)		$(1)	$3	$2

	For The Three Months Ended March 31, 2010
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset- backed Securities	Other	Total
Securities Available for Sale
Balance, January 1, 2010	$0	$982	$486	$13	$25	$1,506
Total realized and unrealized gains (losses):
Included in net income	0	0	0	0	0	0
Included in other comprehensive income	0	(22)	2	0	0	(20)
Purchases, sales, issuances and settlements, net	0	(10)	0	70	1	61
Transfers in to Level 3 (4)	0	113	202	0	0	315
Transfers out of Level 3 (4)	0	(289)	(319)	0	0	(608)
Balance, March 31, 2010	$0	$774	$371	$83	$26	$1,254
Total unrealized gains (losses) included in net income related to assets and liabilities still held as of March 31, 2010(5)	$0	$0	$0	$0	$0	$0
________________________

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.

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

(4)
The transfer out of Level 3 for the first quarter of 2010 was primarily driven by greater consistency amongst multiple pricing sources. The transfer into Level 3 was primarily driven by less consistency amongst vendor pricing on individual securities for non-agency MBS.

(5)
The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for available-for-sale securities and accretion on certain fixed maturity securities, and are reported in total other-than-temporary losses as a component of non-interest income.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet, the following table provides the fair value measures by level of valuation assumptions used and the gains or losses recognized for these assets as a result of fair value measurements as of March 31, 2011 and December 31, 2010.

	March 31, 2011
				Assets at	Total
	Fair Value Measurements Using			Fair	Gains/
(Dollars in millions)	Level 1	Level 2	Level 3	Value	(Losses)(2)
Assets
Loans held for sale	$0	$115	$0	$115	$(3)
Loans held for investment	0	39	66	105	(25)
Foreclosed assets(1)	0	181	0	181	(30)
Other	0	18	0	18	0
Total	$0	$353	$66	$419	$(58)

	December 31, 2010
				Assets at	Total
	Fair Value Measurements Using			Fair	Gains/
(Dollars in millions)	Level 1	Level 2	Level 3	Value	(Losses)
Assets
Loans held for sale	$0	$206	$0	$206	$(9)
Loans held for investment	0	126	159	285	(151)
Foreclosed assets(1)	0	249	0	249	(42)
Other	0	18	0	18	(8)
Total	$0	$599	$159	$758	$(210)
________________________

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(2)	Represents the gains/losses recognized for the periods presented.

Fair Value of Financial Instruments

The table below presents the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value as of March 31, 2011 and December 31, 2010.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	March 31, 2011		December 31, 2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$7,971	$7,971	$5,249	$5,249
Restricted cash for securitization investors	2,556	2,556	1,602	1,602
Securities available for sale	41,566	41,566	41,537	41,537
Loans held for sale	117	117	228	228
Net loans held for investment	119,025	121,944	120,319	124,117
Interest receivable	1,025	1,025	1,070	1,070
Accounts receivable from securitization	112	112	118	118
Derivatives	1,159	1,159	1,319	1,319
Mortgage servicing rights	144	144	141	141

Financial Liabilities
Non-interest bearing deposits	$16,349	$16,349	$15,048	$15,048
Interest-bearing deposits	109,097	108,951	107,162	107,587
Senior and subordinated notes	8,545	9,100	8,650	9,236
Securitized debt obligations	24,506	24,703	26,915	26,943
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,970	1,970	1,517	1,517
Other borrowings	4,776	4,969	4,714	4,901
Interest payable	411	411	488	488
Derivatives	619	619	636	636

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2011 and December 31, 2010. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of March 31, 2011 and December 31, 2010 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at March 31, 2011 was primarily driven by a tighter liquidity spreads and improved credit performance noted in our credit card, auto and commercial loan portfolios.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The increase in fair value of other borrowings above carrying values at March 31, 2011 was primarily due to interest rate spreads across the industry and the discounts in secondary trading activity exhibited in the junior subordinated borrowings during the first quarter of 2011.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

Commitments to Extend Credit and Letters of Credit

These financial instruments are generally not sold or traded. The fair value of the guarantees outstanding which we include on our consolidated balance sheets in other liabilities was $3 million as of both March 31, 2011 and December 31, 2010. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At March 31, 2011 and December 31, 2010, there was no material unrealized appreciation or depreciation on these financial instruments.

NOTE 14—BUSINESS SEGMENTS

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Basis of Presentation

We report the financial results of our business segments on a continuing operations basis. See “Note 3—Discontinued Operations” for a discussion of discontinued operations. The results of our individual businesses, which are prepared on an internal management accounting and reporting basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. See “Note 20—Business Segments” of our 2010 Form 10-K for more information on our business segment reporting methodology.

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment.

	Three Months Ended March 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Reconciliation(2)	Total Reported
Net interest income (expense)	$1,941	$983	$321	$(105)	$3,140	$0	$3,140
Non-interest income	674	186	71	11	942	0	942
Total revenue	2,615	1,169	392	(94)	4,082	0	4,082
Provision for loan and lease losses	450	95	(15)	4	534	0	534
Non-interest expense:
Core deposit intangible amortization	0	35	11	0	46	0	46
Other non-interest expense	1,178	705	166	67	2,116	0	2,116
Total non-interest expense	1,178	740	177	67	2,162	0	2,162
Income (loss) from continuing operations before income taxes	987	334	230	(165)	1,386	0	1,386
Income tax provision (benefit)	344	119	82	(191)	354	0	354
Income from continuing operations, net of tax	$643	$215	$148	$26	$1,032	$0	$1,032

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Reconciliation(2)	Total Reported
Net interest income	$2,113	$896	$312	$(91)	$3,230	$(2)	$3,228
Non-interest income (expense)	718	316	42	(14)	1,062	(1)	1,061
Total revenue	2,831	1,212	354	(105)	4,292	(3)	4,289
Provision for loan and lease losses	1,175	50	238	18	1,481	(3)	1,478
Non-interest expense:
Core deposit intangible amortization	0	38	14	0	52	0	52
Other non-interest expense	914	650	178	53	1,795	0	1,795
Total non-interest expense	914	688	192	53	1,847	0	1,847
Income (loss) from continuing operations before income taxes	742	474	(76)	(176)	964	0	964
Income tax provision (benefit)	253	169	(27)	(151)	244	0	244
Income (loss) from continuing operations, net of tax	$489	$305	$(49)	$(25)	$720	$0	$720
________________________

(1)
The improvement in income from continuing operations reported in the “Other” category for the three months ended March 31, 2011 compared to March 31, 2010, was primarily attributable to lower provision for mortgage loan repurchase losses recorded in the first quarter of 2011 of $5 million compared to $100 million in the first quarter of 2010.

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

	March 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Loans held for investment	$59,305	$34,306	$30,017	$464	$124,092
Total deposits	0	86,355	24,244	14,847	125,446

	December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Loans held for investment	$61,371	$34,383	$29,742	$451	$125,947
Total deposits	0	82,959	22,630	16,621	122,210

NOTE 15—COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

We had contractual amounts of standby letters of credit and commercial letters of credit of $1.8 billion as of both March 31, 2011 and December 31, 2010. These financial guarantees had expiration dates ranging from 2011 to 2016 as of March 31, 2011. The fair value of the guarantees outstanding which we include on our consolidated balance sheets in other liabilities was $3 million as of March 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Chevy Chase Bank Acquisition

In connection with our February 27, 2009 acquisition of Chevy Chase Bank, we entered into a loss-sharing arrangement. To the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net expected principal losses estimated at the time the deal was signed, we will share a portion of the benefit with the former Chevy Chase Bank common stockholders (the “earn-out”). The maximum payment under the earn-out is $300 million and would occur after December 31, 2013. We have not recognized a liability related to this earn-out as of March 31, 2011, or December 31, 2010, and we currently do not expect to make any payments associated with the earn-out based on estimated credit losses related to this portfolio.

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

The following table presents the original principal balance of mortgage loan originations, by vintage, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of March 31, 2011 and December 31, 2010.

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	March 31,	December 31,	Original Unpaid Principal Balance
(Dollars in billions)	2011	2010	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	7	7	18	0	1	8	9
Uninsured Securitizations and Other	32	33	82	3	16	30	33
Total	$44	$45	$111	$4	$21	$41	$45
__________________

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $82 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined from third-party databases that about $39 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $30 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. We do not have information about the current holders or disposition of the remaining $13 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $44 billion in unpaid principal balance remains outstanding as of March 31, 2011, approximately $12 billion in losses have been realized and approximately $13 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels of these mortgage loans, but these amounts reflect our best estimates based on available data, including extrapolated estimates for the $13 billion original principal balance of mortgage loans about which we do not have information about the current holders. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $1.66 billion original principal balance of mortgage loans as of March 31, 2011, compared with $1.62 billion as of December 31, 2010. As of March 31, 2011, the vast majority of new repurchase demands received over the last year and, as discussed below, almost all of our $846 million reserve, relate to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations & Others	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole (2)	(52)	(179)	(5)	(236)
Demands rescinded (2)	(87)	0	(22)	(109)
Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	46	0	36	82
Loans repurchased/made whole	(20)	0	(3)	(23)
Demands rescinded	(18)	0	(6)	(24)
Adjustments	7	7	(14)	0
Open claims as of March 31, 2011	$141	$839	$678	$1,658
__________________

(1)
The open pipeline includes all repurchase requests ever received by our subsidiaries where the requesting party has not formally rescinded the repurchase request and where our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses. Accordingly, repurchase requests denied by our subsidiaries and not pursued by the counterparty remain in the open pipeline. Moreover, repurchase requests submitted by parties without contractual standing to pursue repurchase requests are included within the open pipeline unless the requesting party has formally rescinded its repurchase request. Finally, the amounts reflected in this chart are original principal balance amounts and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.

(2)	Activity in 2010 relates to repurchase demands from all years prior.

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for repurchase losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by Chevy Chase Bank and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes to estimate: (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases. We also rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests, and also includes anticipated repurchases resulting from mortgage insurance rescissions. The GSEs typically have stronger contractual rights than non-GSE counterparties because GSE contracts typically do not contain prompt notice requirements for repurchase requests or materiality qualifications to the representations and warranties. Moreover, although we often disagree with the GSEs about the validity of their repurchase requests, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses. Our lifetime representation and warranty reserves with respect to GSE loans are grounded in this history.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

For the $5 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $82 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical repurchase rates to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively sporadic nature of repurchase requests from these categories. Some Uninsured Securitization investors from this category have not made repurchase requests or filed representation and warranty lawsuits, but instead have filed actions under federal and/or state securities laws against investment banks and securitization sponsors. Although we face some direct and indirect indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserve for all three subsidiaries was $846 million as of March 31, 2011, compared with $816 million as of December 31, 2010. Almost all of the increase in the reserve is allocated to the Uninsured Securitizations and Other category, resulting from an increase in repurchase activity with respect to certain whole loan investors. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $44 million for the three months ended March 31, 2011, and we had settlements of repurchase requests of $14 million that were charged against the reserve.

The following table summarizes changes in our representation and warranty reserve for the three months ended March 31, 2011 and 2010, and for full year 2010.

Changes in Representation and Warranty Reserve

	Three Months Ended March 31,		Full Year
(Dollars in millions)	2011	2010	2010
Representation and warranty repurchase reserve, beginning of period(1)	$816	$238	$238
Provision for repurchase losses(2)	44	224	636
Net realized losses	(14)	(8)	(58)
Representation and warranty repurchase reserve, end of period(1)	$846	$454	$816
__________________

(1)	Reported in our consolidated balance sheets as a component of other liabilities.

(2)
The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $5 million and $100 million for the three months ended March 31, 2011 and 2010, respectively. The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $39 million and $124 million, pre-tax, for the three months ended March 31, 2011 and 2010, respectively.

As indicated in the table below, substantially all of the representation and warranty reserve relates to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

Allocation of Representation and Warranty Reserve

	Reserve Liability
	March 31,	December 31,	Loans Sold
(Dollars in millions, except for loans sold)	2011	2010	2005 to 2008(1)
GSEs and Active Insured Securitizations	$794	$796	$24
Inactive Insured Securitizations and Other	52	20	87
Total	$846	$816	$111
__________________

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not arise to the level of being both probable and reasonably estimable outcomes that would justify an incremental reserve accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation and DBSP Litigation, could be as high as $1.1 billion. Notwithstanding our attempt to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and the amount of reasonably possible losses estimated here. There is still significant uncertainty as to numerous factors that contribute to ultimate liability levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters where an estimate is possible, excluding the reasonably possible future losses relating to the U.S. Bank Litigation and the DBSP Litigation because reasonably possible losses with respect to those litigations are included within the range of reasonably possible representation and warranty liabilities discussed above, management currently estimates the aggregate high end of the range of possible loss is $75 million to $225 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Fact and expert discovery have closed. The parties have briefed and presented oral argument on motions to dismiss and class certification and are awaiting decisions from the court.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2010 and March 31, 2011 was zero. In January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner, on behalf of himself and other merchants who accept Visa and MasterCard-branded credit cards, filed a class action in the Supreme Court of British Columbia (Vancouver Registry) against the Visa and MasterCard membership associations related to credit card interchange fees. The class action names Visa and MasterCard and a number of member banks, including Capital One Financial Corporation, which only issues MasterCard branded credit cards in Canada. The class action complaint alleges that the associations and member banks are liable for civil conspiracy, unjust enrichment, constructive trust and unlawful interference with economic interests and violated Canadian anti-competition laws by (a) conspiring to fix supra-competitive interchange fees and merchant discounts, and (b) requiring participation in the respective networks and adherence to Visa and MasterCard Rules to acceptance of payment guarantee services.

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including us. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. In December 2010, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleged in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the UCL when it raised interest rates on certain credit card accounts. The plaintiff seeks damages, restitution, attorney's fees and an injunction against future rate increases. The District Court granted COBNA’s motion to dismiss all claims as a matter of law prior to any discovery. On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings. The Ninth Circuit upheld the dismissal of the plaintiff’s breach of contract claim, finding that COBNA was contractually allowed to increase interest rates. In September 2010, the Ninth Circuit denied COBNA’s Petition for Panel Rehearing and Rehearing En Banc. In January 2011, COBNA filed a writ of certiorari with the United States Supreme Court, seeking leave to appeal the Ninth Circuit’s ruling. On April 4, 2011, the United States Supreme Court denied Capital One’s writ of certiorari, and as a result, the Ninth Circuit will now remand the case back to the District Court to begin discovery.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter involves similar issues as Rubio. This multi-district litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA -- Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the TILA, the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney's fees and an injunction against future rate increases. The parties are currently conducting discovery.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

West Virginia Attorney General Litigation

In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA removed the case to the U.S. District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint. In July 2010, the U.S. District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot. In August 2010, we filed a motion to dismiss and a motion to stay discovery pending resolution of the motion to dismiss. In April 2011, the Court denied our motion to dismiss. A bench trial is scheduled to begin on December 6, 2011. The parties are currently conducting discovery.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to a limited number of specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG. GreenPoint filed a motion to dismiss the amended complaint. On January 6, 2011, the Court instructed plaintiffs to seek leave of court to file an amended complaint supported by an evidentiary showing of merit. As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable. In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio. With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $776 million of losses have been realized and approximately $399 million in mortgage loans are still outstanding, of which approximately $31 million are more than 90 days delinquent, including foreclosures and REO.

In September 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which motion is pending before the court. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has not established a reserve with respect to any portfolio-wide repurchase claim, but in the event GreenPoint is obligated to indemnify DBSP for the repurchase of all 6,200 mortgage loans, GreenPoint would incur the current and future economic losses inherent in the securitization. With respect to these loans, we believe approximately $133 million of losses have been realized and approximately $68 million in mortgage loans are still outstanding, of which approximately $2 million are more than 90 days delinquent, including foreclosures and REO.

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

SEC Investigation

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

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted the motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. On April 18, 2011, CONA moved for reconsideration of those portions of the court’s ruling denying its motion to dismiss.

Patent Litigation

On February 23, 2011, Capital One Financial Corporation, Capital One, N.A., and Capital One Bank (USA), N.A. (collectively, “Capital One”), were named as defendants in a patent infringement lawsuit filed by DataTreasury Corporation (“DataTreasury”) in the United States District Court for the Eastern District of Texas. DataTreasury alleges that Capital One willfully infringed certain patents relating to remote image capture with centralized processing and storage. DataTreasury served the complaint on April 5, 2011, and we plan to respond appropriately.

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the "FHLB of Boston") filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities. Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys' fees, and other unspecified relief.

Tax Matters

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

NOTE 16—SUBSEQUENT EVENTS

In August 2010, we entered into a private-label credit card partnership agreement with Kohl’s Department Stores (“Kohl’s’). In connection with the partnership agreement, effective April 1, 2011, we acquired Kohl’s existing private-label credit card loan portfolio from JPMorgan Chase & Co. The existing portfolio, which consists of more than 20 million Kohl’s customer accounts, had an outstanding principal and interest balance of approximately $3.7 billion at acquisition. The partnership agreement has an initial seven-year term and an automatic one-year renewal thereafter.

Under the credit card program, we will issue Kohl’s branded private-label credit cards to new and existing Kohl’s customers. Risk management decisions will be jointly managed by Kohl’s and us, but we retain final authority over risk management decisions. Kohl’s will have primary responsibility for handling customer service functions and advertising and marketing related to credit card customers. Under the terms of the agreement, we expect to share a fixed percentage of revenues, consisting of finance charges and late fees, with Kohl’s, and we expect Kohl’s to reimburse us for a fixed percentage of credit losses incurred. We will record the revenue sharing amounts due to Kohl’s as an offset against our revenues. The loss sharing amounts due from Kohl’s will be reflected as a reduction in our provision for loan and lease losses and net charge-offs. The acquired receivables, as well as any new receivables under the program, will be reported on our balance sheet along with any related allowance for loan and lease losses, net of the loss sharing amount attributable to Kohl’s.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk Management.”

Item 4. Controls and Procedures

Overview

We are required under applicable laws and regulations to maintain controls and procedures, which include disclosure controls and procedures as well as internal control over financial reporting, as further described below.

(a) Disclosure Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our financial reports is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

On March 14, 2011, we separated our Principal Accounting Officer ("PAO") and Chief Financial Officer ("CFO") roles. Gary L. Perlin served as our PAO prior to that date and continues to serve as our CFO. Effective March 14, 2011 we appointed Susan McFarland, previously the company's Controller, as our PAO, continuing to report to Mr. Perlin. Concurrent with Ms. McFarland's appointment as PAO, R. Scott Blackley joined the company as Controller, reporting to Ms. McFarland.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 15— Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the first quarter of 2011.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1-31, 2011	337,293	$48.33
February 1-28, 2011	429,502	49.37
March 1-31, 2011	19,110	48.30
Total	785,905	$48.90
___________________

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: May 10, 2011	By:	/s/ Gary L. Perlin
Gary L. Perlin Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (ii) the “2004 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iii) the “2008 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year Ended December 31, 2008, filed on February 26, 2009; and (iv) the “2009 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year Ended December 31, 2009, filed on February 26, 2010.

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employees’ Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the 2008 Form 10-K).

3.1
Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended May 15, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K, filed on August 28, 2007).

3.2	Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K, filed November 3, 2008).

4.1.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.1.2
Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on December 4, 2009).

4.2.1
Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Senior Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Senior Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Senior Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5
Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on May 22, 2009).

Exhibit No.	Description
4.3
Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1
First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2
Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3
Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1
Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3
Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4
Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1
Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2
Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

Exhibit No.	Description
4.6.3
Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1
Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2
Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3
Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen certificate representing the Trust Preferred Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1
Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2
Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3
Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen certificate representing the Trust Preferred Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1
Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Specimen certificate representing the Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 31, 2006).

Exhibit No.	Description
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.