Form 10-Q
period 2011-06-30
CAPITAL ONE FINANCIAL CORP
filed 2011-08-05
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(Not applicable)

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

As of July 31, 2011, there were 459,374,369 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report and the more detailed information contained in our 2010 Annual Report on Form 10-K (“2010 Form 10-K”). This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Report. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this Report in “Part II—Item 1A. Risk Factors,” in our 2010 Form 10-K in “Part I—Item 1A. Risk Factors” and in Exhibit 99.5 to our Current Report on Form 8-K filed on July 13, 2011.

SUMMARY OF SELECTED FINANCIAL DATA

Below we provide selected consolidated financial data from our results of operations for the three and six months ended June 30, 2011 and 2010, and selected comparative consolidated balance sheet data as of June 30, 2011, and December 31, 2010. We also provide selected key metrics we use in evaluating our performance.

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Income statement
Net interest income(17)	$3,136	$3,097	1%	$6,276	$6,325	(1)%
Non-interest income	857	807	6	1,799	1,868	(4)

Total revenue	3,993	3,904	2	8,075	8,193	(1)
Provision for loan and lease losses(17)	343	723	(53)	877	2,201	(60)
Non-interest expense	2,255	2,000	13	4,417	3,847	15

Income from continuing operations before income taxes	1,395	1,181	18	2,781	2,145	30
Income tax provision	450	369	22	804	613	31

Income from continuing operations, net of taxes	945	812	16	1,977	1,532	29
Loss from discontinued operations, net of taxes(1)	(34)	(204)	83	(50)	(288)	83

Net income	$911	$608	50	$1,927	$1,244	55

Common share statistics
Earnings per common share:
Basic earnings per common share	$2.00	$1.34	49%	$4.24	$2.75	54%
Diluted earnings per common share	1.97	1.33	48	4.18	2.73	53
Weighted average common shares outstanding:
Basic earnings per common share	455.6	452.1	1	454.9	451.6	1
Diluted earnings per common share	462.2	456.4	1	461.3	455.9	1
Dividends per common share	0.05	0.05	—	0.10	0.10	—
Stock price per common share at period end	51.67	40.30	28	51.67	40.30	28
Total market capitalization at period end	23,551	18,228	29	23,551	18,228	29

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Average balances
Loans held for investment	$127,916	$128,203	**	%	$126,504	$131,222	(4)%
Interest-earning assets	174,143	174,672	**		173,844	178,296	(2)
Total assets	199,229	199,357	**		198,612	203,159	(2)
Interest-bearing deposits	109,251	104,163	5		108,944	104,083	5
Total deposits	125,834	118,484	6		125,001	118,011	6
Borrowings	39,451	50,404	(22)		39,991	55,162	(28)
Stockholders’ equity	28,255	24,526	15		27,636	24,091	15
Performance metrics
Purchase volume(2)	$34,226	$26,570	29%		$62,023	$50,494	23%
Revenue margin(3)(17)	9.17%	8.94%	23	bps	9.29%	9.19%	10	bps
Net interest margin(4)(17)	7.20	7.09	11		7.22	7.09	13
Net charge-off rate(5)(17)	2.91	5.36	(245)		3.28	5.69	(241)
Risk-adjusted margin(6)	7.03	5.01	202		6.90	5.00	190
Return on average assets(7)	1.90	1.63	27		1.99	1.51	48
Return on average equity(8)	13.38	13.24	14		14.31	12.71	160
Non-interest expense as a % of average loans held for investment(9)	7.05	6.24	81		6.98	5.86	112
Efficiency ratio(10)	56.47	51.23	524		54.70	46.95	775
Effective income tax rate	32.26	31.24	102		28.91	28.58	33

(Dollars in millions)	June 30, 2011	December 31, 2010	Change
Balance sheet (period end)
Loans held for investment	$128,965	$125,947	2%
Interest-earning assets	174,302	172,024	1
Total assets	199,753	197,503	1
Interest-bearing deposits	109,278	107,162	2
Total deposits	126,117	122,210	3
Borrowings	37,735	41,796	(10)
Total liabilities	171,072	170,962	**
Stockholders’ equity	28,681	26,541	8
Tangible common equity (“TCE”)(11)	14,675	12,558	17
Credit quality metrics (period end)
Allowance for loan and lease losses(17)	$4,488	$5,628	(20)%
Allowance as a % of loans held of investment	3.48%	4.47%	(99	)bps
30+ day performing delinquency rate(12)	2.90	3.52	(62)
30+ day delinquency rate	3.57	4.23	(66)
Capital ratios
Tier 1 common equity ratio(13)	9.4%	8.8%	40	bps
Tier 1 risk-based capital ratio(14)	11.8	11.6	—
Total risk-based capital ratio(15)	15.0	16.8	(200)
Tangible common equity ratio (“TCE ratio”)(16)	7.9	6.9	100

**	Change is less than one percent.
(1)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which we closed in 2007.

(2)	Consists of credit card purchase transactions for the period, net of returns. Excludes cash advance transactions.
(3)	Calculated based on annualized total revenue for the period divided by average interest-earning assets for the period.
(4)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(5)

Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period. Average loans held for investment include purchased credit-impaired loans acquired as part of the Chevy Chase Bank acquisition.

(6)	Calculated based on annualized total revenue less net charge-offs for the period divided by average interest-earning assets for the period.
(7)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(8)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period.
(9)	Calculated based on annualized non-interest expense, excluding restructuring and goodwill impairment charges, for the period divided by average loans held for investment for the period.
(10)	Calculated based on non-interest expense, excluding restructuring and goodwill impairment charges, for the period divided by total revenue for the period.
(11)

Tangible common equity is a non-GAAP measure consisting of total assets less assets from discontinued operations and intangible assets. See “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(12)	See “Consolidated Balance Sheet Analysis and Credit Performance—Credit Performance—Nonperforming Assets” for our policies for classifying loans as nonperforming by loan category.
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

(14)

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

(16)

Tangible common equity ratio (“TCE ratio”) is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(17)

Interest income was reduced by $215 million in the second quarter and first six months of 2011 for amounts earned by Kohl’s. The reduction in the provision for loan and lease losses attributable to Kohl’s was $212 million for the second quarter and first six months of 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011.

INTRODUCTION

Capital One Financial Corporation (the “Company”) is a diversified financial services holding company with banking and non-banking subsidiaries that offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries include:

•	Capital One Bank (USA), National Association (“COBNA”), which currently offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are collectively referred to as “we,” “us” or “our” in this Report. CONA and COBNA are collectively referred to as the “Banks” in this Report.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, including the sale and servicing of loans and providing fee-based services to customers. Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements and branch operations and expansion costs), marketing expenses and income taxes. We had $129.0 billion in total loans outstanding and $126.1 billion in deposits as of June 30, 2011, compared with $125.9 billion in total loans outstanding and $122.2 billion in deposits as of December 31, 2010.

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

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national automobile lending and consumer home loan lending and servicing activities.

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our middle market customers typically include commercial and industrial companies with annual revenues between $10 million to $1.0 billion.

Certain activities that are not part of a segment are included in our “Other” category.

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the three and six months ended June 30, 2011 and 2010. We provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 14—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended June 30,
	2011				2010
	Total Revenue(1)		Net Income (Loss)(2)		Total Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$2,509	63%	$618	66%	$2,636	67%	$568	70%
Consumer Banking	1,245	31	287	30	1,097	28	305	38
Commercial Banking	395	10	142	15	379	10	77	9
Other(3)	(156)	(4)	(102)	(11)	(206)	(5)	(138)	(17)

Total from continuing operations	$3,993	100%	$945	100%	$3,906	100%	$812	100%

	Six Months Ended June 30,
	2011				2010
	Total Revenue(1)		Net Income (Loss)(2)		Total Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$5,124	63%	$1,261	64%	$5,467	67%	$1,057	69%
Consumer Banking	2,414	30	502	25	2,309	28	610	40
Commercial Banking	787	10	290	15	733	9	28	2
Other(3)	(250)	(3)	(76)	(4)	(311)	(4)	(163)	(11)

Total from continuing operations	$8,075	100%	$1,977	100%	$8,198	100%	$1,532	100%

(1)	Total revenue consists of net interest income and non-interest income.
(2)	Net income (loss) for our business segments reflects income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 14—Business Segments.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

Financial Highlights

We reported net income of $911 million ($1.97 per diluted share) in the second quarter of 2011. In comparison, we reported net income of $1.0 billion ($2.21 per diluted share) in the first quarter of 2011 and net income of $608 million ($1.33 per diluted share) in the second quarter of 2010. Net income totaled $1.9 billion ($4.18 per diluted share) for the first six months of 2011, compared with net income of $1.2 billion ($2.73 per diluted share) for the first six months of 2010.

Our earnings in the second quarter of 2011 further bolstered our Tier 1 risk-based capital ratio under Basel I to 11.8% as of June 30, 2011, up 90 basis points from 10.9% as of March 31, 2011, and comfortably above the current minimum regulatory requirement of 4.0%. Our Tier 1 common equity ratio, a non-GAAP measure, rose to 9.4% as of June 30, 2011, up 100 basis points from 8.4% as of March 31, 2011. See “Supplemental Tables” below for a calculation of our regulatory capital ratios and a reconciliation of our supplemental non-GAAP capital measures.

We grew loans and deposits in the second quarter of 2011. Our strategies and actions are designed to deliver profitable long-term growth through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships produce strong long-term economics through low credit costs, low customer attrition and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include transactor customers and new partnerships in our Credit Card business, long-term retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in our bank infrastructure to allow us to provide more convenient and flexible customer banking options, including a broader range of fee-based and credit products and services, by leveraging our direct bank customer franchise with national reach and by continued marketing investments to further strengthen our brand. We believe our actions have created a well-positioned balance sheet and strong capital and liquidity levels which have provided us with investment flexibility to take advantage of attractive opportunities and adjust, where we believe appropriate, to changing market conditions.

Our recent investments and partnership alliances include our September 2010 acquisition of the $807 million Sony Card legacy portfolio associated with our partnership alliance with Sony Corporation of America (“Sony”) and our January 2011 acquisition of the existing $1.4 billion credit card loan portfolio of Hudson’s Bay Company (“HBC”), one of the largest retailers in Canada. In April 2011, we acquired the existing $3.7 billion private-label credit card loan portfolio of Kohl’s Department Stores (“Kohl’s”) from JPMorgan Chase & Co, which consists of more than 20 million Kohl’s customer accounts. In June 2011, we entered into a definitive agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., ING Direct Bancorp, collectively, the Sellers, under which we will acquire substantially all of the Sellers’ ING Direct business in the United States, for an estimated price of $9.0 billion at announcement. We expect the ING Direct transaction to close in late 2011 or early 2012, subject to customary closing conditions, including certain governmental clearances and approvals.

In conjunction with the announcement of the ING Direct acquisition, we announced that we expected to finance a portion of the cash consideration through a public equity raise prior to the close of the transaction. On July 19, 2011, we closed a public underwritten offering of 40 million shares of our common stock, subject to forward sale agreements. We also closed a public offering of our senior notes for total proceeds of approximately $3.0 billion. Each of these offerings is described in more detail below under “Recent Acquisitions and Related Developments—Equity and Debt Offerings.” In addition to these public offerings, we may seek to rebalance our investment portfolio prior to the close of the ING Direct acquisition.

Our financial strength and flexibility and our experience in the credit card and direct banking businesses are key factors that we believe have enabled us to take advantage of our recent investment opportunities. We believe these factors will help us deliver attractive financial results as well as compelling value creation over time.

Below are additional highlights of our performance for the second quarter and first six months of 2011. These highlights generally are based on a comparison to the same prior year periods. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2011, compared with our financial condition and credit performance as of December 31, 2010. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: We reported earnings of $911 million in the second quarter of 2011 and $1.9 billion in the first six months of 2011. Our earnings increased by $303 million, or 50%, in the second quarter of 2011, and by $683 million, or 55%, in the first six months of 2011, compared with the same prior year periods. The increase in net income was attributable to lower credit costs and strong underlying credit improvement trends, including lower provision for loan and lease losses compared to the prior year periods, as well as a substantial reduction in the provision for mortgage repurchase losses for legacy mortgage related representation and warranty claims in the second quarter and first six months of 2011 as compared to the prior year periods. The impact of these factors was partially offset by higher operating expenses related to our recent acquisitions and increased marketing expenditures.

•

Total Loans: Period-end loans held for investment increased by $3.0 billion, or 2%, during the first six months of 2011, to $129.0 billion as of June 30, 2011, from $125.9 billion as of December 31, 2010. The increase was primarily attributable to the additions of the Kohl’s portfolio of $3.7 billion and the HBC portfolio of $1.4 billion. Excluding the impact of the addition of the Kohl’s and HBC portfolios, total loans decreased by $2.1 billion, or 2%, in the first six months of 2011, due to the continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, other loan paydowns and charge-offs. The impact from these factors more than offset the strong growth in purchase volume across the Domestic Card business.

•

Charge-off and Delinquency Statistics: Net charge-off and delinquency rates continued to improve during the second quarter of 2011. The net charge-off rate decreased to 2.91% from 3.66% in the first quarter of 2011 and 5.36% in the second quarter of 2010. The 30+ day delinquency rate decreased to 3.57% as of June 30, 2011, from 3.79% as of March 31, 2011, and 4.23% as of December 31, 2010.

•

Allowance for Loan and Lease Losses: As a result of the continued improvement in credit performance, we reduced our allowance by $579 million in the second quarter of 2011 and by $1.1 billion in the first six months of 2011 to $4.5 billion as of June 30, 2011. In comparison, we reduced our allowance by $1.0 billion in the second quarter of 2010 and by $1.6 billion in the first six months of 2010. The allowance as a percentage of our total loans held for investment decreased to 3.48% as of June 30, 2011, from 4.47% as of December 31, 2010.

•

Representation and Warranty Reserve: Our representation and warranty reserve totaled $869 million as of June 30, 2011, compared with $816 million as of December 31, 2010. This reserve relates to our mortgage loan repurchase exposure for legacy mortgage loans sold by our subsidiaries to various parties under contractual provisions that include various representations and warranties. The reserve reflects losses as of each balance sheet date that we consider to be both probable and reasonably estimable. We recorded a provision for this exposure of $37 million and $81 million in the second quarter and first six months of 2011, respectively, compared with a provision of $404 million and $628 million in the second quarter and first six months of 2010, respectively.

Business Segments

•

Credit Card Business: Our Credit Card business generated net income from continuing operations of $618 million and $1.3 billion in the second quarter and first six months of 2011, respectively, compared with net income from continuing operations of $568 million and $1.1 billion in the second quarter and first six months of 2010, respectively. Continued favorable credit performance was the primary driver of the improvement in our Credit Card business, resulting in a significant decrease in the provision for loan and lease losses. The provision decrease was partially offset by an increase in non-interest expense attributable to increased operating and legal costs related to the acquisitions of the private-label credit card loan portfolios of Sony, HBC and Kohl’s and increased marketing expenditures.

•

Consumer Banking Business: Our Consumer Banking business generated net income from continuing operations of $287 million and $502 million in the second quarter and first six months of 2011, respectively, compared with net income from continuing operations of $305 million and $610 million in the second quarter and first six months of 2010, respectively. The decrease in net income reflected the impact of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 from the deconsolidation of certain option-adjustable rate mortgage trusts and an increase in the provision for loan and lease losses due to growth in auto loans. These factors were partially offset by an increase in total revenue due to higher pricing for new auto loan originations and deposit growth resulting from our continued strategy to leverage our bank outlets to attract lower cost funding sources.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $142 million and $290 million in the second quarter and first six months of 2011, respectively, compared with net income from continuing operations of $77 million and $28 million in the second quarter and first six months of 2010, respectively. The improvement in results for our Commercial Banking business reflected an increase in revenues, a decrease in non-interest expense and a decrease in the provision for loan and lease losses due to the continued improvement in our Commercial Banking credit performance metrics. As a result of this improvement, we reduced our allowance for loan and lease losses and recorded a negative provision for loan and lease losses of $18 million and $33 million in the second quarter and first six months of 2011, respectively. In comparison, we recorded a provision for loan and lease losses of $62 million and $300 million in the second quarter and first six months of 2010, respectively, related to our Commercial Banking business.

Business Environment and Recent Developments

Recent Business and Regulatory Developments

During the second quarter, the operating environment continued to be challenging and uncertain given global macroeconomic concerns and fragile U.S. economic conditions. The banking industry continues to face a difficult and increasingly complex environment in which economic uncertainty, regulation and changes in customer and competitor behavior impact how we allocate resources and manage operations, as well as how we position ourselves for future earnings growth. Despite these challenges, our recent partnerships and acquisitions have contributed to new account originations and an increase in purchase volumes.

We are continuing to assess the potential impact of proposed rules promulgated by the agencies charged with implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including rules relating to resolution plans and credit exposure reports, the FDIC’s orderly liquidation authority, derivatives, risk retention and other securitization matters. These rules may result in modifications to our business models and organizational structure and may subject us to escalating costs associated with any such changes.

Recent Acquisitions and Related Developments

During the past several years, we have explored opportunities to acquire financial services companies and financial assets and enter into strategic partnerships as part of our growth strategy. In the first six months of 2011, we acquired the existing credit card loan portfolios of HBC and Kohl’s and announced our planned acquisition of ING Direct. We continue to evaluate and anticipate engaging in additional strategic partnerships and selected acquisitions of financial institutions and other financial assets, including credit card and other loan portfolios. We may issue common stock or debt in connection with future acquisitions, including in public offerings, to fund such acquisitions.

Hudson’s Bay Company

On January 7, 2011, we acquired the existing $1.4 billion credit card loan portfolio of HBC, one of the largest retailers in Canada, from GE Capital Retail Finance. The acquisition and partnership with HBC significantly expand our credit card customer base in Canada, tripling the number of customer accounts, and provide an additional distribution channel. The acquisition included a transfer of approximately 400 employees directly involved in managing HBC’s loan portfolio.

Kohl’s

On April 1, 2011, we acquired Kohl’s existing $3.7 billion private-label credit card loan portfolio from JPMorgan Chase & Co., which consists of more than 20 million Kohl’s customer accounts. Under the related partnership agreement with Kohl’s, we share a fixed percentage of revenues, consisting of finance charges and late fees, with Kohl’s, and Kohl’s is responsible for reimbursing us for a fixed percentage of credit losses incurred. The revenue-sharing arrangement with Kohl’s has the effect of reducing our overall revenue margins for our Domestic Card business, while the loss-sharing arrangement has the effect of reducing the net charge-off rate. However, because we replaced lower yielding cash and other investments with the Kohl’s receivables, we do not expect that the addition of the Kohl’s portfolio will have a material impact on our total company revenue margin or net interest margin.

Interest income was reduced by $215 million in the second quarter and first six months of 2011 for amounts earned by Kohl’s. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. In addition, the expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011. The reduction in the provision for loan and lease losses attributable to Kohl’s for the second quarter and first six months of 2011 was $212 million.

ING Direct

On June 16, 2011, we entered into a purchase and sale agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., ING Direct Bancorp, collectively, the Sellers, under which we will acquire substantially all of the Sellers’ ING Direct business in the United States in exchange for $6.2 billion in cash and approximately 55.9 million shares of our common stock, subject to certain adjustments described in the purchase and sale agreement. We will effect the transaction through (i) the acquisition of the equity interests of ING Bank, fsb, (ii) the acquisition of the equity interests of each of WS Realty, LLC and ING Direct Community Development LLC and (iii) the acquisition of certain assets and the assumption of certain liabilities of ING Direct Bancorp. We expect the ING Direct transaction to close in late 2011 or early 2012, subject to customary closing conditions, including certain governmental clearances and approvals.

Equity and Debt Offerings

On July 19, 2011, we closed a public offering of shares of our common stock, subject to forward sale agreements that we entered into with certain counterparties acting as forward purchasers. The forward purchasers agreed to borrow and sell to the public, through the underwriters, 40 million shares of our common stock at a price per share of $50.00. After underwriter’s discounts and commissions, the net proceeds to the company will be at an initial forward sale price per share of $48.50. We did not receive any proceeds from this public offering of our shares of common stock. Under the terms of the forward sale agreements, we must settle the forward sale agreements on or before February 15, 2012. We expect to settle the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of $1.9 billion based on the initial forward price. The forward sale price is subject to adjustment under the forward sale agreements. However, we may, subject to certain conditions, elect cash or net share settlement of all or a portion of our obligation to deliver shares of common stock. In addition, we granted the underwriters a 30-day option to purchase an additional 6 million shares of our common stock to cover any over-allotments, which shares are not subject to the forward sale agreements.

We also closed a public offering of four different series of our senior notes on July 19, 2011, for total proceeds of approximately $3.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014, $750 million aggregate principal amount of our 2.125% Senior Notes due 2014, $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

We expect to use the net proceeds of these offerings, along with cash sourced from current liquidity, to fund the $6.2 billion in cash consideration payable in connection with the ING Direct acquisition.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report “Item 1A. Risk Factors” in our 2010 Form 10-K and Exhibit 99.5 to our Current Report on Form 8-K filed on July 13, 2011, for factors that could materially influence our results.

Total Company Expectations

We continue to gain traction across all of our businesses as a result of our focus on franchise-enhancing customer relationships. We believe the recently announced ING Direct acquisition will deliver strong financial results in the near-term as well as compelling long-term value creation. As a result, we believe we are in a strong position to deliver attractive and sustainable results over the long-term, including moderate growth and attractive risk-adjusted returns on assets in our Credit Card and Auto Finance businesses, moderate growth in low-risk loans in our Commercial Banking business and strong growth in low-cost deposits and high-quality commercial and retail customer relationships. Based on recent trends and our targeted initiatives to attract new business and develop customer relationships, we expect modest year-over-year growth in ending loan balances in 2011. Although we expect growth in our period-end loan balances in 2011, we expect that our average loan balances for 2011 will be comparable to our average loan balances for 2010 given the lower starting point for our loan balances in 2011.

Business Segments Expectations

Credit Card Business

Based on the traction we are gaining in our Domestic Card business, we believe that our Domestic Card loan balances reached a low point in the first quarter of 2011. We expect modest loan growth in the second half of 2011, as the headwinds of elevated charge-offs and the run-off of the installment loan portfolio continue to diminish. We believe we are well positioned to gain market share in the new level playing field resulting from the CARD Act. We believe the credit performance improvement in our Credit Card business will continue despite elevated unemployment.

Consumer Banking Business

In our Consumer Banking business, we expect that auto originations and returns will remain strong and drive growth in auto loans in 2011. We expect that the continuing run-off of the mortgage portfolio will largely offset the growth in auto loans. While we expect that our Auto Finance business will continue to deliver strong credit performance and economic results, we believe that we have likely experienced the low point for the Auto Finance charge-off rate. We expect the Auto Finance charge-off rate will increase in the second half of 2011, driven by seasonal patterns, competitive factors and expected changes in auction prices for used vehicles. We believe loan pricing in some loan portfolio categories is approaching historic highs and is likely to moderate or decline over time.

Commercial Banking Business

In our Commercial Banking business, we believe that the worst of the commercial credit downturn is behind us and there is positive trajectory. However, we continue to expect some quarterly uncertainty and volatility in commercial charge-offs and nonperforming loans. We have been growing commercial loans with lower credit risk and expect further modest growth to continue in 2011. Growth in treasury management and capital market services is driving higher fee revenues and deepening relationships with our commercial customers.

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 21% of our total assets of $199.8 billion as of June 30, 2011, compared with 22% of our total assets of $197.5 billion as of December 31, 2010. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 2% of these financial instruments (less than 1% of total assets) as of June 30, 2011, and approximately 2% of these financial instruments (1% of total assets) as of December 31, 2010.

We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 13—Fair Value of Financial Instruments.”

Key Controls Over Fair Value Measurement

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing function, including our Valuations Group and Valuations Advisory Committee, participate in the review and validation process. The Valuation Advisory Committee includes senior representation from business areas, our Enterprise Risk Oversight division and our Finance division.

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

For additional information on our critical accounting policies and estimates, see “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates” of our 2010 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the three and six months ended June 30, 2011 and 2010. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and the average yield or cost for the three and six months ended June 30, 2011 and 2010.

Table 3: Average Balances, Net Interest Income and Net Interest Yield

	Three Months Ended June 30,
	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic(3)	$88,777	$2,658	11.98%	$91,243	$2,815	12.34%
International	8,823	349	15.82	7,427	296	15.94

Total consumer loans(3)	97,600	3,007	12.32	98,670	3,111	12.61
Commercial loans(3)	30,316	360	4.75	29,533	365	4.94

Total loans held for investment	127,916	3,367	10.53	128,203	3,476	10.85

Investment securities	40,381	313	3.10	39,022	342	3.51
Other interest-earning assets:
Domestic	5,148	16	1.24	6,933	17	0.98
International	698	3	1.72	514	—	0.00

Total other interest-earning assets	5,846	19	1.30	7,447	17	0.91

Total interest-earning assets	$174,143	$3,699	8.50%	$174,672	$3,835	8.78%

Cash and due from banks	1,870			2,413
Allowance for loan and lease losses	(5,069)			(7,735)
Premises and equipment, net	2,715			2,723
Other assets	25,570			27,284

Total assets	$199,229			$199,357

Liabilities and equity:
Interest-bearing liabilities:
Deposits	$109,251	$307	1.12%	$104,163	$368	1.41%
Securitized debt obligations:
Domestic	18,384	91	1.98	30,333	182	2.40
International	3,807	22	2.31	4,915	30	2.44

Total securitized debt obligations	22,191	113	2.04	35,248	212	2.41
Senior and subordinated notes	8,093	63	3.11	8,760	72	3.29
Other borrowings	9,167	80	3.49	6,396	86	5.38

Total interest-bearing liabilities	$148,702	$563	1.51%	$154,567	$738	1.91%

Non-interest bearing deposits	16,583			14,321
Other liabilities	5,689			5,943

Total liabilities	170,974			174,831
Stockholders’ equity	28,255			24,526

Total liabilities and stockholders’ equity	$199,229			$199,357

Net interest income/spread		$3,136	6.99%		$3,097	6.87%

Interest income to average interest-earning assets			8.50%			8.78%
Interest expense to average interest-earning assets			1.30			1.69

Net interest margin			7.20%			7.09%

	Six Months Ended June 30,
	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic(3)	$87,687	$5,364	12.23%	$93,975	$5,795	12.33%
International	8,761	703	16.05	7,619	601	15.78

Total consumer loans(3)	96,448	6,067	12.58	101,594	6,396	12.59
Commercial loans(3)	30,056	717	4.77	29,627	738	4.98

Total loans held for investment	126,504	6,784	10.73	131,221	7,134	10.87

Investment securities	40,953	629	3.07	38,525	691	3.59
Other interest-earning assets:
Domestic	5,698	32	1.12	7,942	39	0.98
International	689	6	1.74	608	1	0.33

Total other interest-earning assets	6,387	38	1.19	8,550	40	0.94

Total interest-earning assets	$173,844	$7,451	8.57%	$178,296	$7,865	8.82%

Cash and due from banks	1,912			2,338
Allowance for loan and lease losses	(5,348)			(8,040)
Premises and equipment, net	2,717			2,724
Other assets	25,487			27,841

Total assets	$198,612			$203,159

Liabilities and equity:
Interest-bearing liabilities:
Deposits	$108,944	$629	1.15%	$104,083	$767	1.47%
Securitized debt obligations:
Domestic	19,983	208	2.08	34,253	390	2.28
International	3,869	45	2.33	5,230	64	2.45

Total securitized debt obligations	23,852	253	2.12	39,483	454	2.30
Senior and subordinated notes	8,091	127	3.14	8,758	140	3.20
Other borrowings	8,048	166	4.13	6,921	179	5.17

Total interest-bearing liabilities	$148,935	$1,175	1.58%	$159,245	$1,540	1.93%

Non-interest bearing deposits	16,057			13,928
Other liabilities	5,984			5,895

Total liabilities	170,976			179,068
Stockholders’ equity	27,636			24,091

Total liabilities and stockholders’ equity	$198,612			$203,159

Net interest income/spread		$6,276	6.99%		$6,325	6.89%

Interest income to average interest-earning assets			8.57%			8.82%
Interest expense to average interest-earning assets			1.35			1.73

Net interest margin			7.22%			7.09%

(1)

Past due fees included in interest income totaled approximately $245 million and $312 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $490 million and $644 million for the six months ended June 30, 2011 and 2010, respectively.

(2)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.
(3)

In the first quarter of 2011, we revised our previously reported interest income on interest-earning assets and average yield on loans held for investment for 2010 to conform to the internal management accounting methodology used in our segment reporting. The interest income and average loan yields presented reflect this revision. The previously reported interest income and average yields for the second quarter of 2010 were as follows: domestic consumer loans ($2,882 million and 12.63%); total consumer loans ($3,178 million and 12.88%); and commercial loans ($298 million and 4.04%). The previously reported interest income and average yields for the first six months were as follows: domestic consumer loans ($5,844 million and 12.44%); total consumer loans ($6,445 million and 12.69%); and commercial loans ($689 million and 4.65%).

Table 4 presents the variance between our net interest income for the three months ended June 30, 2011 and 2010, and for the six months ended June 30, 2011 and 2010, and the extent to which the variance was attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30, 2011 vs. 2010			Six Months Ended June 30, 2011 vs. 2010
(Dollars in millions)	Total Variance	Variance Due to		Total Variance	Variance Due to
		Volume	Rate		Volume	Rate
Interest income:
Loans held for investment:
Consumer loans	$(104)	$(34)	$(70)	$(329)	$(325)	$(4)
Commercial loans	(5)	10	(15)	(21)	11	(32)

Total loans held for investment, including past-due fees	(109)	(24)	(85)	(350)	(314)	(36)
Investment securities	(29)	12	(41)	(62)	42	(104)
Other	2	(4)	6	(2)	(11)	9

Total interest income	(136)	(16)	(120)	(414)	(283)	(131)

Interest expense:
Deposits	(61)	17	(78)	(138)	34	(172)
Securitized debt obligations	(99)	(70)	(29)	(201)	(168)	(33)
Senior and subordinated notes	(9)	(5)	(4)	(13)	(11)	(2)
Other borrowings	(6)	30	(36)	(13)	27	(40)

Total interest expense	(175)	(28)	(147)	(365)	(118)	(247)

Net interest income	$39	$12	$27	$(49)	$(165)	$116

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Our net interest income of $3.1 billion for the second quarter of 2011 increased slightly from the second quarter of 2010, driven by an 11 basis points expansion of our net interest margin to 7.20%, which was partially offset by a modest decline in average interest-earning assets.

Our net interest income of $6.3 billion for the first six months of 2011 decreased slightly from the first six months of 2010, driven by a 2% decrease in average interest-earning assets, which was offset by a 13 basis points expansion of our net interest margin to 7.22%.

The decrease in average interest-earning assets in the second quarter and first six months of 2011 reflected the continued run-off of businesses that we exited or repositioned, including our installment, home loan and small-ticket commercial real estate loan portfolios, which more than offset the impact of modest revolving credit card loan growth and the addition of the existing HBC credit card loan portfolio of $1.4 billion in the first quarter of 2011 and the addition of the existing Kohl’s private-label credit card loan portfolio of $3.7 billion in the second quarter of 2011.

The increase in our net interest margin in the second quarter of 2011 and first six months of 2011 was primarily attributable to an improvement in our cost of funds, which was partially offset by a decline in the yield on our interest-earning assets. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. In addition, the overall interest rate environment, combined with our disciplined pricing, contributed to the decrease in our average deposit interest rates.

The decrease in yield on interest-earning assets was attributable to a reduction in late payment fees resulting from the Federal Reserve guidelines regarding reasonable fees that went info effect in the third quarter of 2010 and the addition of the Kohl’s portfolio. Under our partnership agreement with Kohl’s, we share a fixed percentage of revenues, consisting of finance charges and late fees. We report revenues related to Kohl’s credit card loans on a net basis in our consolidated financial statements, which has the effect of reducing the yield on our average interest-earning assets. The impact of these factors was partially offset by the run-off of lower margin installment loans, a reduced level of new accounts with low introductory promotional rates and an increase in the recognition of billed finance charges and fees due to the improvement in credit performance.

Non-Interest Income

Non-interest income consists of servicing and securitizations income, service charges and other customer-related fees, interchange income and other non-interest income. We also record the provision for mortgage repurchase losses related to continuing operations in non-interest income. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are reported as a component of net interest income.

Table 5 displays the components of non-interest income for the three and six months ended June 30, 2011 and 2010.

Table 5: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Servicing and securitizations	$12	$21	$23	$(15)
Service charges and other customer-related fees	460	496	985	1,081
Interchange	331	333	651	644
Net other-than-temporary impairment	(6)	(26)	(9)	(57)
Provision for mortgage repurchase losses(1)	(4)	(95)	(9)	(195)
Other	64	78	158	410

Total non-interest income	$857	$807	$1,799	$1,868

(1)

We recorded a total provision for mortgage repurchase losses of $37 million and $404 million in the second quarter of 2011 and 2010, respectively. The remaining portion of the provision for repurchase losses is included in discontinued operations.

Non-interest income of $857 million for the second quarter of 2011 increased by $50 million, or 6%, from non-interest income of $807 million for the second quarter of 2010. This increase was primarily due to a reduction in the provision for mortgage repurchase losses and a decline in other-than-temporary impairment, which was partially offset by a decrease in service charges and other customer-related fees due to the reduction in penalty fees as a result of the CARD Act. In the second quarter of 2010, we significantly increased our reserve for mortgage representation and warranty claims for legacy mortgage loans sold by our subsidiaries to various parties. The increase was primarily attributable to a refinement we made in estimating our reserve for representation and warranty claims to extend the timeframe, in most instances, over which we estimated our repurchase liability to the full life of the mortgage loans sold by our subsidiaries. We provide additional information on our reserve for representation and warranty claims in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.” The other-than-temporary losses recorded in the second quarter of 2010 were attributable to certain non-agency mortgage-backed securities that had deteriorated in credit quality due to the continued weakness in the housing market and elevated unemployment.

Non-interest income of $1.8 billion for the first six months of 2011 decreased by $69 million, or 4%, from non-interest income of $1.9 billion from the first six months of 2010. This decrease reflected the impact of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 as result of the deconsolidation of certain option-adjustable rate mortgage trusts and the reduction in penalty fees as a result of the CARD Act. The impact of these factors was partially offset by the decreases in the provision for mortgage repurchase losses and other-than-temporary impairment losses.

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

Our provision for loan and lease losses fell by $380 million to $343 million in the second quarter of 2011 and by $1.3 billion in the first six months of 2011 to $877 million, compared with the same prior year periods. The decrease in the provision was largely driven by a substantial decline in net charge-offs across all of our business segments, as underlying credit trends and credit performance continued to improve. The net charge-off rate was 2.91% and 3.28% for the second quarter and first six months of 2011, respectively, compared with 5.36% and 5.69% for the second quarter and first six months of 2010, respectively. As charge-offs declined, we recorded an allowance release of $579 million and $1.1 billion in the second quarter and first six months of 2011, respectively.

See “Consolidated Balance Sheet Analysis and Credit Performance—Allowance for Loan and Lease Losses” for a discussion of changes in our allowance for loan and lease losses and details of our provision for loan and lease losses and charge-offs by loan category for the three and six months ended June 30, 2011 and 2010.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment, occupancy costs and miscellaneous expenses. Marketing expenses also are included in non-interest expense. Table 6 displays the components of non-interest expense for the three and six months ended June 30, 2011 and 2010.

Table 6: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Salaries and associated benefits	$715	$650	$1,456	$1,296
Marketing	329	219	605	399
Communications and data processing	162	164	326	333
Supplies and equipment	124	129	259	253
Occupancy	118	117	237	237
Other(1)	807	721	1,534	1,329

Total non-interest expense	$2,255	$2,000	$4,417	$3,847

(1)	Consists of professional services expenses, credit collection costs, fee assessments and intangible amortization expense.

Non-interest expense of $2.3 billion for the second quarter of 2011 was up $255 million, or 13%, from the second quarter of 2010. Non-interest expense of $4.4 billion for the first six months of 2011 was up $570 million, or 15%, from the first six months of 2010. The increase was attributable to higher operating costs associated with increased purchase volumes and with the recent acquisitions of the Sony, HBC and Kohl’s loan portfolios, higher legal fees and increased marketing costs. We have expanded our marketing efforts to attract and support targeted customers and new business volume through a variety of channels.

Income Taxes

Our effective tax rate may vary between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and permanent tax items.

We recorded an income tax provision based on income from continuing operations of $450 million (32.3% effective income tax rate) in the second quarter of 2011, compared with an income tax provision of $369 million (31.2% effective income tax rate) in the second quarter of 2010, and $804 million (28.9% effective income tax rate) for the first six months of 2011 compared with $613 million (28.6% effective income tax rate) for the first six months of 2010.

We recorded tax benefits of $45 million and $50 million for the first six months of 2011 and 2010, respectively, related to the resolution of certain tax issues and audits, which lowered our effective income tax rate for those periods. Our effective income tax rate excluding the benefit from these discrete tax items was 30.5% and 30.9% for the first six months of 2011 and 2010, respectively.

We provide additional information on items affecting our income taxes and effective tax rate in our 2010 Form 10-K under “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007. We recorded a loss from discontinued operations, net of tax, of $34 million and $50 million in the second quarter and first six months of 2011, respectively. In comparison, we recorded a loss from discontinued operations, net of tax, of $204 million and $288 million in the second quarter and first six months of 2010, respectively.

The decrease in the loss from discontinued operations in the second quarter and first six months of 2011 was attributable to a significant reduction in the provision for mortgage repurchase losses. We recorded a pre-tax provision for mortgage repurchase losses of $37 million in the second quarter of 2011, of which $33 million ($22 million, net of tax) was included in discontinued operations, and a pre-tax provision of $81 million in the first six months of 2011, of which $72 million ($51 million, net of tax) was included in discontinued operations. In comparison, we recorded a pre-tax provision for mortgage repurchase losses of $404 million in the second quarter of 2010, of which $309 million ($212 million, net of tax) was included in discontinued operations, and a pre-tax provision of $628 million in the first six months of 2010, of which $433 million ($309 million, net of tax) was included in discontinued operations.

In the second quarter of 2010, we significantly increased our reserve for mortgage representation and warranty claims for legacy mortgage loans sold by our subsidiaries to various parties. The increase was primarily attributable to a refinement we made in estimating our reserve for representation and warranty claims to extend the timeframe, in most instances, over which we estimated our repurchase liability to the full life of the mortgage loans sold by our subsidiaries. We provide additional information on our reserve for representation and warranty claims in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”

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

We summarize our business segment results for the three and six months ended June 30, 2011 and 2010 in the tables below and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of June 30, 2011, compared with December 31, 2010. See “Note 14—Business Segments” of this Report for a reconciliation of our business segment results to our consolidated U.S. GAAP results. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated net income from continuing operations of $618 million and $1.3 billion in the second quarter and first six months of 2011, respectively, compared with net income from continuing operations of $568 million and $1.1 billion in the second quarter and first six months of 2010, respectively. The primary sources of revenue for our Credit Card business are net interest income and non-interest income from customer and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment, occupancy costs and marketing expenses.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of the Domestic Card and International Card operations, and displays selected key metrics for the periods indicated. Our Credit Card business results for 2011 reflect the impact of the acquisitions of the existing portfolio credit card loan portfolios of Kohl’s and HBC. The results related to the Kohl’s loan portfolio, which totaled approximately $3.7 billion at acquisition on April 1, 2011, are included in our Domestic Card business. The results related to the HBC loan portfolio, which totaled approximately $1.4 billion at acquisition on January 7, 2011, are included in our International Card business.

Under the terms of the partnership agreement with Kohl’s, we share a fixed percentage of revenues, consisting of finance charges and late fees, with Kohl’s, and Kohl’s is required to reimburse us for fixed percentage of credit losses incurred. Revenues and losses related to the Kohl’s credit card program are reported on a net basis in our consolidated financial statements. The revenue sharing amounts earned by Kohl’s are reflected as an offset against our revenues in our consolidated statements of income, which has the effect of reducing our net interest income and revenue margins. The loss sharing amounts from Kohl’s are reflected as a reduction in our provision for loan and lease losses in our consolidated statements of income. We also report the related allowance for loan and lease losses attributable to the Kohl’s portfolio in our consolidated balance sheets net of the loss sharing amount due from Kohl’s.

Interest income was reduced by $215 million in the second quarter and first six months of 2011 for amounts earned by Kohl’s. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. In addition, the expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011. The reduction in the provision for loan and lease losses attributable to Kohl’s was $212 million for the second quarter and first six months of 2011.

We provide additional information on the acquisition of the existing credit card loan portfolios of Kohl’s and HBC in “Note 2—Acquisitions.”

Table 7: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$1,890	$1,977	(4)%		$3,831	$4,090	(6)%
Non-interest income	619	659	(6)		1,293	1,377	(6)

Total revenue	2,509	2,636	(5)		5,124	5,467	(6)
Provision for loan and lease losses	309	765	(60)		759	1,940	(61)
Non-interest expense	1,238	1,002	24		2,416	1,916	26

Income from continuing operations before income taxes	962	869	11		1,949	1,611	21
Income tax provision	344	301	14		688	554	24

Income from continuing operations, net of tax	$618	$568	9%		$1,261	$1,057	19%

Selected performance metrics:
Average loans held for investment	$62,691	$62,679		**%	$61,644	$64,292	(4)%
Average yield on loans held for investment(1)	13.83%	14.67%	(84	)bps	14.25%	14.78%	(53	)bps
Revenue margin(2)	16.01	16.82	(81)		16.62	17.01	(39)
Net charge-off rate(3)	5.06	9.36	(430)		5.59	9.84	(425)
Purchase volume(4)	$34,226	$26,570	29%		$62,023	$50,494	23%

(Dollars in millions)	June 30, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$62,705	$61,371	2%
30+ day delinquency rate(5)	3.60%	4.29%	(69	)bps
Allowance for loan and lease losses	$3,093	$4,041	(23)%

**	Change is less than one percent.
(1)

Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. In preparing our Report on Form 10-Q for the first quarter of 2011 we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that should have been included in the calculation of the average yield on loans held for investment. The mapping error was limited to the average yields on loans held for investment for our Credit Card business and had no impact on income statement amounts or the yields reported for any of our other business segments or for the total company. The revised average loan yields for our Credit Card business were 14.67%, 14.65%, 14.28% for the second quarter, third quarter and fourth quarter of 2010, respectively, and 14.78% for the six months ended June 30, 2010, 14.74% for the nine months ended September 30, 2010 and 14.63% for full year 2010. The previously reported average loan yields for our Credit Card business were 14.25%, 14.27%, 13.97% for the second quarter, third quarter and fourth quarter of 2010, respectively, and 14.57% for the six months ended June 30, 2010, 14.48% for the nine months ended September 30, 2010 and 14.36% for full year 2010.

(2)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period for the specified loan category.
(3)	The net charge-off rate is calculated by loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Key factors affecting the results of our Credit Card Banking business for the second quarter and first six months of 2011, compared with the second quarter and first six months of 2010 included the following.

•

Net Interest Income: Net interest income decreased by $87 million, or 4%, in the second quarter of 2011, reflecting the impact of a 4% decrease in the average yield on loans held for investment coupled with relatively stable average loan balances. The decrease in the average yield on loans was primarily driven by the impact from the addition of the Kohl’s portfolio. The expected run-off of the installment loan portfolio and seasonal credit card balance paydowns resulted in a decrease in loan balances, which was offset by the addition of the HBC and Kohl’s portfolios. Net interest income decreased by $259 million, or 6%, in the first six months of 2011, reflecting the impact of a 2% decrease in the average yield on loans held for investment and a 4% decrease in average loan balances. The decrease in the average yield in the first six months of 2011 was also due to a reduction in late fees and addition of the HBC and Kohl’s portfolios. The expected run-off of the installment loan portfolio was the primary driver of the decline in average loan balances in the first six months of 2011, more than offsetting the impact of modest revolving card loan growth and the addition of the HBC and Kohl’s portfolios.

•

Non-Interest Income: Non-interest income decreased by $40 million, or 6%, in the second quarter of 2011 and $84 million, or 6%, in the first six months of 2011. The decrease reflects the impact of contra-revenue amounts recorded in the second quarter of 2011, including a provision of $52 million for anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to payment protection insurance (“PPI”) in our U.K. business and a provision of $21 million related to the periodic adjustment of our customer rewards points liability to reflect the estimated cost of points earned to date that are ultimately expected to be redeemed. These decreases were partially offset by higher interchange fees in the second quarter of 2011 resulting from increased purchase volume attributable to growth in our higher spend customer segments.

•

Provision for Loan and Lease Losses: The provision for loan and lease losses related to our Credit Card business decreased by $456 million in the second quarter of 2011, to $309 million and by $1.2 billion in the first six months of 2011, to $759 million. The significant reduction in the provision was primarily attributable to the continued improvement in underlying credit trends, including reduced delinquency rates, lower bankruptcy losses and higher recoveries. As estimated net charge-offs declined, we recorded an allowance release of $483 million and $948 million in the second quarter and first six months of 2011, respectively.

•

Non-Interest Expense: Non-interest expense increased by $236 million, or 24%, in the second quarter of 2011 and $500 million, or 26%, in the first six months of 2011. The increase was attributable to higher operating costs associated with increased purchase volumes and with the recent acquisitions of the Sony, HBC and Kohl’s loan portfolios, higher legal fees and increased marketing costs. We have expanded our marketing efforts to attract and support targeted customers and new business volume through a variety of channels.

•

Total Loans: Period-end loans in the Credit Card business increased by $1.3 billion, or 2%, in the first six months of 2011, to $62.7 billion as of June 30, 2011, from $61.4 billion as of December 31, 2010. The increase was primarily attributable to the acquisitions of the Kohl’s credit card portfolio of $3.7 billion and the HBC credit card portfolio of $1.4 billion, which were partially offset by the continued run-off of the installment loan portfolio and seasonal credit card balance paydowns.

•

Charge-off and Delinquency Statistics: Net charge-off and delinquency rates continued to improve in the second quarter and first six months of 2011. The net charge-off rate decreased to 5.06% and 5.59% in the second quarter and first six months of 2011, respectively, from 9.36% and 9.84% in the second quarter and first six months of 2010, respectively. The 30+ day delinquency rate decreased to 3.60% as of June 30, 2011, from 3.88% as of March 31, 2011 and 4.29% as of December 31, 2010. The improvement in net charge-off and delinquency rates reflects the impact of tighter underwriting standards since the recession.

Domestic Credit Card Business

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated. Domestic Card accounted for 87% of total revenues for our Credit Card business in the second quarter of 2011 and 86% in the first six months of 2011, compared with 87% in both the second quarter and first six months of 2010. Because our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.

Table 7.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$1,607	$1,735	(7)%		$3,258	$3,600	(10)%
Non-interest income	584	560	4		1,167	1,178	(1)

Total revenue	2,191	2,295	(5)		4,425	4,778	(7)
Provision for loan and lease losses	187	675	(72)		417	1,771	(76)
Non-interest expense	1,008	869	16		1,998	1,678	19

Income from continuing operations before income taxes	996	751	33		2,010	1,329	51
Income tax provision	354	268	32		714	474	51

Income from continuing operations, net of tax	$642	$483	33%		$1,296	$855	52%

Selected performance metrics:
Average loans held for investment	$53,868	$55,252	(3)%		$52,884	$56,672	(7)%
Average yield on loans held for investment(1)	13.52%	14.49%	(97	)bps	13.96%	14.64%	(68	)bps
Revenue margin(2)	16.27	16.61	(34)		16.73	16.86	(13)
Net charge-off rate(3)	4.74	9.49	(475)		5.45	10.00	(455)
Purchase volume(4)	$31,070	$24,513	27%		$56,094	$46,501	21%

(Dollars in millions)	June 30, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$53,994	$53,849		**%
30+ day delinquency rate(5)	3.33%	4.09%	(76	)bps
Allowance for loan and lease losses	$2,555	$3,581	(29)%

**	Change is less than one percent.
(1)

Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. As indicated above, in preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that affected the calculation of the average yield on loans held for investment for our Credit Card business. The revised average loan yields for our Domestic Credit Card business were 14.49%, 14.40%, 13.96% for the second quarter, third quarter and fourth quarter of 2010, respectively, and 14.64% for the six months ended June 30, 2010, 14.57% for the nine months ended September 30, 2010 and 14.42% for full year 2010. The previously reported average loan yields for our Domestic Credit Card business were 13.98%, 13.95%, 13.57% for the second quarter, third quarter and fourth quarter of 2010, respectively, and 14.39% for the six months ended June 30, 2010, 14.25% for the nine months ended September 30, 2010 and 14.09% for full year 2010.

(2)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period for the specified loan category.

(3)	The net charge-off rate is calculated by loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Our Domestic Card division generated net income from continuing operations of $642 million and $1.3 billion in the second quarter and first six months of 2011, respectively, compared with net income from continuing operations of $483 million and $855 million in the second quarter and first six months of 2010, respectively.

The primary factors affecting Domestic Card results for the second quarter and the first six months of 2011, compared with the second quarter and the first six months of 2010 include: (1) a decline in total revenue attributable to a decrease in average loan yields as a result of reduced fees and the impact of the addition of the Kohl’s loan portfolio and lower average loan balances; (2) a significant reduction in the provision for loan and lease losses due to the continued improvement in credit performance metrics, including decreases in delinquency and charge-off rates; and (3) an increase in non-interest expense attributable to increased operating costs associated with higher purchase volumes and with the acquisitions of the Sony and Kohl’s loan portfolios, higher legal expenses and increased marketing expenditures.

International Credit Card Business

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated. International Card accounted for 13% of total revenues for our Credit Card business in the second quarter of 2011 and 14% in the first six months of 2011, compared with 13% in both the second quarter and first six months of 2010.

Table 7.2: International Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$283	$242	17%		$573	$490	17%
Non-interest income	35	99	(65)		126	199	(37)

Total revenue	318	341	(7)		699	689	1
Provision for loan and lease losses	122	90	36		342	169	102
Non-interest expense	230	133	73		418	238	76

Income from continuing operations before income taxes	(34)	118	(129)		(61)	282	(122)
Income tax provision	(10)	33	(130)		(26)	80	(133)

Income from continuing operations, net of tax	$(24)	$85	(128)%		$(35)	$202	(117)%

Selected performance metrics:
Average loans held for investment	$8,823	$7,427	19%		$8,760	$7,620	15%
Average yield on loans held for investment(1)	15.77%	16.00%	(23	)bps	16.02%	15.83%	19	bps
Revenue margin(2)	14.42	18.37	(395)		15.96	18.09	(213)
Net charge-off rate(3)	7.02	8.38	(136)		6.39	8.61	(222)
Purchase volume(4)	$3,156	$2,057	53%		$5,929	$3,993	48%

(Dollars in millions)	June 30, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$8,711	$7,522	16%
30+ day delinquency rate(5)	5.30%	5.75%	(45	)bps
Allowance for loan and lease losses	$538	$460	17%

(1)

Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. As indicated above, in preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that affected the calculation of the average yield on loans held for investment for our Credit Card business. The revised average loan yields for our International Credit Card business were 16.00%, 16.40%, 16.61% for the second quarter, third quarter and fourth quarter of 2010, respectively, and 15.83% for the six months ended June 30, 2010, 16.02% for the nine months ended September 30, 2010 and 16.16% for full year 2010. The previously reported average loan yields for our International Credit Card business were 16.21%, 16.62%, 16.82% for the second quarter, third quarter and fourth quarter of 2010, respectively, and 15.93% for the six months ended June 30, 2010, 16.16% for the nine months ended September 30, 2010 and 16.33% for full year 2010.

(2)	Revenue margin is calculated by dividing annualized revenues for the period by average loans held for investment during the period for the specified loan category.
(3)	The net charge-off rate is calculated by loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Our International Card division generated a net loss from continuing operations of $24 million and $35 million in the second quarter and first six months of 2011, respectively, compared with net income from continuing operations of $85 million and $202 million in the second quarter and first six months of 2010, respectively.

The primary factors contributing to the International Card net losses in the second quarter and the first six months of 2011, compared with net income in the second quarter and the first six months of 2010 include: (1) a decrease in non-interest income due to the contra-revenue provision of $52 million recorded in the second quarter of 2011 for the anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to PPI insurance in our U.K. business; (2) an increase in the provision for loan losses due to the addition of the HBC loan portfolio and lower allowance releases relative to the same prior year periods; and (3) an increase in non-interest expense attributable to increased operating costs associated with HBC associates who joined us as a result of the acquisition. These factors were partially offset by an increase in non-interest income attributable to higher loan balances.

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $287 million and $502 million in the second quarter and first six months of 2011, respectively, compared with $305 million and $610 million in the second quarter and first six months of 2010, respectively. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$1,051	$935	12%		$2,034	$1,831	11%
Non-interest income	194	162	20		380	478	(21)

Total revenue	1,245	1,097	13		2,414	2,309	5
Provision for loan and lease losses	41	(112)	137		136	(62)	319
Non-interest expense	758	735	3		1,498	1,423	5

Income from continuing operations before income taxes	446	474	(6)		780	948	(18)
Income tax provision	159	169	(6)		278	338	(18)

Income from continuing operations, net of tax	$287	$305	(6)%		$502	$610	(18)%

Selected performance metrics:
Average loans held for investment:
Auto	$18,753	$17,276	9%		$18,391	$17,521	5%
Home loan	11,534	13,573	(15)		11,746	14,531	(19)
Retail banking	4,154	4,811	(14)		4,202	4,926	(15)

Total consumer banking	$34,441	$35,660	(3)%		$34,339	$36,978	(7)%

Average yield on loans held for investment	9.51%	8.99%	52	bps	9.55%	8.97%	58	bps
Average deposits	$86,926	$77,082	13%		$85,413	$76,104	12%
Average deposit interest rate	1.00%	1.18%	(18	)bps	1.03%	1.23%	(20	)bps
Core deposit intangible amortization	$34	$36	(6)%		$68	$74	(8)%
Net charge-off rate(1)(2)	1.01%	1.47%	(46	)bps	1.29%	1.76%	(47	)bps
Automobile loan originations	$2,910	$1,765	65%		$5,481	$3,108	76%

(Dollars in millions)	June 30, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment:
Auto	$19,223	$17,867	8%
Home loans	11,323	12,103	(6)
Retail banking	4,046	4,413	(8)

Total consumer banking	$34,592	$34,383	1%

30+ day performing delinquency rate(1)(3)	3.70%	4.28%	(58	)bps
30+ day delinquency rate(1)(3)	5.26	5.96	(70)
Nonperforming loan rate(1)(4)	1.83	1.97	(14)
Nonperforming asset rate(1)(5)	2.00	2.17	(17)
Allowance for loan and lease losses	$598	$675	(11)%
Deposits	87,282	82,959	5
Loans serviced for others	19,226	20,689	(7)

(1)

Average loans held for investment used in the denominator in calculating net charge-off, delinquency and nonperforming loan and nonperforming asset rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition, which were considered purchased credit impaired (“PCI”) loans. However, we separately track and report PCI loans and exclude these loans from our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

(2)

The net charge-off rate is calculated by loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.17% and 1.76% for the three months ended June 30, 2011 and 2010, respectively, and 1.50% and 2.10% for the six months ended June 30, 2011 and 2010, respectively.

(3)

The delinquency rate is calculated by loan category by dividing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 4.29% as of June 30, 2011 and 5.01% as of December 31, 2010. The 30+ day delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 6.09% as of June 30, 2011 and 6.98% as of December 31, 2010.

(4)

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. The nonperforming loan rate is calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. The nonperforming loan rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 2.12% and 2.30% as of June 30, 2011 and December 31, 2010, respectively.

(5)

Nonperforming assets consist of nonperforming loans and real estate owned (“REO”). The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO for the specified loan category. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 2.32% and 2.54% as of June 30, 2011 and December 31, 2010, respectively.

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2011, compared with the second quarter of 2010 included the following:

•

Net Interest Income: Net interest income increased by $116 million, or 12%, in the second quarter of 2011, and $203 million, or 11%, in the first six months of 2011. The primary drivers of the increase in net interest income were improved loan margins, primarily resulting from higher pricing for new auto loan originations and lower interest expense associated with deposit growth resulting from our continued strategy to leverage our banking branches to attract lower cost funding sources. In addition, better than expected performance of PCI loans related to our Chevy Chase Bank acquisition resulted in an increase in the accretion of amounts into income. The favorable impact from these factors more than offset the decline in average loans held for investment resulting from the continued run-off of home loans.

•

Non-Interest Income: Non-interest income increased by $32 million, or 20%, in the second quarter of 2011 and decreased by $98 million, or 21%, in the first six months of 2011. The increase in non-interest income in the second quarter of 2011 from the same prior year period was primarily due to the absence of an impairment charge on mortgage servicing rights recorded in the second quarter of 2010. The decrease in non-interest income in the first six months of 2011 from the same prior year period was primarily attributable to the combined impact of the absence of a net gain of $128 million recorded in the first quarter of 2010 related to the deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards and the absence of the impairment charge on mortgage servicing rights recorded in the second quarter of 2010.

•

Provision for Loan and Lease Losses: The provision for loan and lease losses increased by $153 million in the second quarter of 2011, to $41 million and by $198 million in the first six months of 2011, to $136 million. Although we experienced continued improvement in credit performance in our Consumer Banking business, including reduced delinquency and net charge-off rates, we recorded a higher provision for loan and lease losses in the second quarter and first six months of 2011 relative to the same prior year periods due to a reduction in allowance releases and growth in our auto loan portfolio.

•

Non-Interest Expense: Non-interest expense increased by $23 million, or 3%, in the second quarter and by $75 million, or 5%, in the first six months of 2011. The increases over the same prior year periods were largely attributable to higher infrastructure expenditures due to increased headcount and increased marketing expenditures, primarily related to our retail banking operations.

•

Total Loans: Period-end loans in the Consumer Banking business increased by $209 million, or less than 1%, in the first six months of 2011, to $34.6 billion as of June 30, 2011, from $34.4 billion as of December 31, 2010, primarily due to growth in auto loans that was partially offset by continued run-off of home loans.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $4.3 billion, or 5%, in the first six months of 2011, to $87.3 billion as of June 30, 2011, reflecting the impact of our strategy to replace maturing higher cost wholesale funding sources with lower cost funding sources and our increased retail marketing efforts to attract new business to meet this objective.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 1.01% and 1.29% in the second quarter and first six months of 2011, respectively, from 1.47% and 1.76% in the second quarter and first six months of 2010, respectively. The 30+ day delinquency rate was 5.26% as of June 30, 2011, compared to 4.96% as of March 31, 2011 and 5.96% as of December 31, 2010. The improvement in the net charge-off and delinquency rates reflects the impact from strong underlying credit performance trends and the higher credit quality of our more recent auto loan vintages, as well as current favorable benefits from elevated auction prices.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $142 million and $290 million for the second quarter and first six months of 2011, respectively, compared with a net income from continuing operations of $77 million and $28 million in the second quarter and first six months of 2010, respectively. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$333	$319	4%		$654	$631	4%
Non-interest income	62	60	3		133	102	30

Total revenue	395	379	4		787	733	7
Provision for loan and lease losses	(18)	62	(129)		(33)	300	(89)
Non-interest expense	192	198	(3)		369	390	(5)

Income from continuing operations before income taxes	221	119	86		451	43	949
Income tax provision	79	42	88		161	15	973

Income from continuing operations, net of tax	$142	$77	84%		$290	$28	936%

Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$13,597	$13,543		**%	$13,472	$13,629	(1)%
Middle market	10,979	10,276	7		10,823	10,300	5
Specialty lending	4,014	3,654	10		3,989	3,632	10

Total commercial lending	28,590	27,473	4		28,284	27,561	3
Small-ticket commercial real estate	1,726	2,060	(16)		1,772	2,067	(14)

Total commercial banking	$30,316	$29,533	3%		$30,056	$29,628	1%

Average yield on loans held for investment	4.74%	4.94%	(20	)bps	4.77%	4.99%	(22	)bps
Average deposits	$24,282	$22,171	10%		$24,210	$22,016	10%
Average deposit interest rate	0.52%	0.67%	(15	)bps	0.53%	0.71%	(18	)bps
Core deposit intangible amortization	$10	$14	(29)%		$21	$28	(25)%
Net charge-off rate(1)(2)	0.50%	1.21%	(71	)bps	0.64%	1.29%	(65	)bps

(Dollars in millions)	June 30, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$14,035	$13,396	5%
Middle market	11,404	10,484	9
Specialty lending	4,122	4,020	3

Total commercial lending	29,561	27,900	6
Small-ticket commercial real estate	1,642	1,842	(11)

Total commercial banking	$31,203	$29,742	5%

Nonperforming loan rate(1)(3)	1.54%	1.66%	(12	)bps
Nonperforming asset rate(1)(4)	1.66	1.80	(14)
Allowance for loan and lease losses	$730	$826	(12)%
Deposits	24,304	22,630	7

**	Change is less than one percent.
(1)

Average loans held for investment used in the denominator in calculating net charge-off, delinquency and nonperforming loan and nonperforming asset rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition, which were considered purchased credit impaired (“PCI”) loans. However, we separately track and report PCI loans and exclude these loans from our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

(2)

The net charge-off rate is calculated by loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 0.51% and 1.24% for the three months ended June 30, 2011 and 2010, respectively, and 0.65% and 1.33% for the six months ended June 30, 2011 and 2010, respectively.
(3)

The nonperforming loan rate is calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. The nonperforming loan rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 1.56% and 1.69% as of June 30, 2011 and December 31, 2010, respectively.

(4)

The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO for the specified loan category. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.68% and 1.83% as of June 30, 2011 and December 31, 2010, respectively.

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2011, compared with the second quarter and first six months of 2010 included the following:

•

Net Interest Income: Net interest income increased by $14 million, or 4%, in the second quarter of 2011, and by $23 million, or 4%, in the first six months of 2011. The primary drivers of the increase in net interest income from the same prior year periods were lower interest expense associated with strong deposit growth resulting from our continued strategy to shift our funding mix to lower cost commercial banking deposits from higher cost wholesale sources, more favorable deposit pricing resulting from the repricing of higher rate deposits to lower rates in response to the overall lower interest rate environment and commercial loan growth.

•

Non-Interest Income: Non-interest income increased by $2 million, or 3%, in the second quarter of 2011 and $31 million, or 30%, in the first six months of 2011. The increase in non-interest income from the same prior year periods was largely attributable to growth in fees in the middle market segment, as well as increased customer fees related to treasury management and public financing activities.

•

Provision for Loan and Lease Losses: The Commercial Banking business recorded a negative provision for loan and lease losses of $18 million and $33 million in the second quarter and first six months of 2011, respectively, compared with provision expense of $62 million and $300 million in the second quarter and first six months of 2010, respectively. The negative provision in the second quarter and first six months of 2011 was attributable to lower loss severities resulting from an improvement in underlying credit performance trends. As a result, we reduced the allowance related to the Commercial Banking business by $52 million and $96 million in the second quarter and first six months of 2011, respectively. In comparison, we reduced the allowance by $36 million in the second quarter of 2010 and increased the allowance by $97 million in the first six months of 2010.

•

Non-Interest Expense: Non-interest expense decreased by $6 million, or 3%, in the second quarter of 2011 to $192 million and by $21 million, or 5%, in the first six months of 2011 to $369 million. The decreases from the same prior year periods were attributable to a reduction in the integration costs related to the Chevy Chase Bank acquisition incurred in the first six months of 2010.

•

Total Loans: Period-end loans increased by $1.5 billion, or 5%, in the first six months of 2011 to $31.2 billion as of June 30, 2011, from $29.7 billion as of December 31, 2010. The increase was driven by stronger loan demand in the middle market and commercial real estate businesses, which was partially offset by attrition in our multifamily real estate portfolio and the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $1.7 billion, or 7%, in the first six months of 2011, to $24.3 billion as of June 30, 2011, driven by our increased effort to build and expand commercial relationships and attract lower cost funding sources.

•

Charge-off and Nonperforming Loan Statistics: The net charge-off rate decreased to 0.50% and 0.64% in the second quarter and first six months of 2011, respectively, from 1.21% and 1.29% in the second quarter and first six months of 2010, respectively. The nonperforming loan rate decreased to 1.54% as of June 30, 2011, from 1.66% as of December 31, 2010. The improvement in the net charge-off and nonperforming loan rates was attributable to strong underlying credit improvement trends.

CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $199.8 billion as of June 30, 2011 increased by $2.3 billion, or 1%, from $197.5 billion as of December 31, 2010. Total liabilities of $171.1 billion as of June 30, 2011, increased by $110 million, or less than 1%, from $171.0 billion as of December 31, 2010. Stockholders’ equity increased by $2.1 billion during the first six months of 2011, to $28.7 billion as of June 30, 2011 from $26.5 billion as of December 31, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $1.9 billion in the first six months of 2011.

Following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2011.

Investment Securities

Our investment securities portfolio, which had a fair value of $39.5 billion and $41.5 billion, as of June 30, 2011 and December 31, 2010, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans and leases, equipment loans and home equity lines of credit; municipal securities; and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 71% and 70% of our total investment securities portfolio as of June 30, 2011, and December 31, 2010, respectively.

All of our investment securities were classified as available for sale as of June 30, 2011 and December 31, 2010, and reported in our consolidated balance sheet at fair value. Table 10 presents the amortized cost and fair value of our investment securities, by investment type, as of June 30, 2011 and December  31, 2010.

Table 10: Investment Securities

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$301	$311	$373	$386
U.S. Agency debt obligations(1)	166	176	301	314
Collateralized mortgage obligations (“CMO”):
Agency(2)	12,104	12,412	12,303	12,566
Non-agency	953	889	1,091	1,019

Total CMOs	13,057	13,301	13,394	13,585
Mortgage-backed securities (“MBS”):
Agency(2)	14,344	14,733	15,721	15,983
Non-agency	630	573	735	681

Total MBS	14,974	15,306	16,456	16,664
Asset-backed securities (“ABS”)(3)	9,769	9,832	9,901	9,966
Other securities(4)	489	548	563	622

Total securities available for sale	$38,756	$39,474	$40,988	$41,537

(1)

Consists of debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $165 million and $200 million, as of June 30, 2011 and December 31, 2010, respectively, and fair value of $175 million and $213 million, as of June 30, 2011 and December 31, 2010, respectively.

(2)

Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $15.5 billion, $7.7 billion and $3.2 billion, respectively, and fair value of $15.9 billion, $7.9 billion and $3.3 billion, respectively, as of June 30, 2011. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments each exceeded 10% of our stockholders’ equity as of June 30, 2011.

(3)

Consists of securities collateralized by credit card loans, auto dealer floor plan inventory loans and leases, student loans, auto loans, equipment loans and other. The distribution among these asset types was approximately 71.0% credit card loans, 9.3% auto dealer floor plan inventory loans and leases, 6.9% student loans, 6.6% auto loans, 1.9% equipment loans, and 4.3% of other loans as of June 30, 2011. In comparison, the distribution was approximately 77.8% credit card loans, 5.6% auto dealer floor plan inventory loans and leases, 7.2% student loans, 6.7% auto loans, 2.5% equipment loans and 0.2% home equity lines of credit as of December 31, 2010. Approximately 91.7% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2011, compared with 90.1% as of December 31, 2010. Our asset-backed security portfolio also includes commercial mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae with an amortized cost of $8 million, $158 million and $55 million, respectively, and fair values of $9 million, $161 million and $56 million, respectively, as of June 30, 2011.

(4)	Consists of municipal securities and equity investments, primarily related to CRA activities.

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $914 million and gross unrealized losses of $196 million on available-for-sale securities as of June 30, 2011, compared with gross unrealized gains of $830 million and gross unrealized losses of $281 million as of December 31, 2010. Of the $196 million in gross unrealized losses as of June 30, 2011, $124 million related to securities that had been in a loss position for more than 12 months.

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”) based on a number of criteria, including the extent and duration of the decline in value, the severity and duration of the impairment, recent events specific to the issuer and/or industry to which the issuer belongs, the payment structure of the security, external credit ratings, the failure of the issuer to make scheduled interest or principal payments, the value of underlying collateral, our intent and ability to hold the security and current market conditions. We recognized net OTTI on investment securities of $6 million and $9 million in the second quarter and first six months of 2011, respectively. In comparison, we recognized net OTTI on investment securities of $26 million and $57 million in the second quarter and first six months of 2010, respectively, which was due in part to our decision to sell certain other securities before recovery of the impairment amount as well as the deterioration in the credit performance of certain non-agency mortgage-related securities resulting from weaknesses in the housing market and high unemployment.

We provide additional information on our available-for-sale securities and OTTI assessment in “Note 4—Investment Securities.”

Total Loans

Table 11 presents the composition of our total loan portfolio, by business segments, as of June 30, 2011 and December 31, 2010:

Table 11: Loan Portfolio Composition

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Credit Card business:
Credit card loans:
Domestic credit card loans	$51,236	39.7%	$49,979	39.7%
International credit card loans	8,709	6.8	7,513	6.0

Total credit card loans	59,945	46.5	57,492	45.7

Installment loans:
Domestic installment loans	2,758	2.1	3,870	3.0
International installment loans	2	—	9	—

Total installment loans	2,760	2.1	3,879	3.0

Total credit card	62,705	48.6	61,371	48.7

Consumer Banking business:
Automobile	19,223	14.9	17,867	14.2
Home loan	11,323	8.8	12,103	9.6
Retail banking	4,046	3.1	4,413	3.5

Total consumer banking	34,592	26.8	34,383	27.3

Commercial Banking business:
Commercial and multifamily real estate(1)	14,035	10.9	13,396	10.6
Middle market	11,404	8.8	10,484	8.3
Specialty lending	4,122	3.2	4,020	3.2

Total commercial lending	29,561	22.9	27,900	22.1
Small-ticket commercial real estate	1,642	1.3	1,842	1.5

Total commercial banking	31,203	24.2	29,742	23.6

Other:
Other loans	465	0.4	451	0.4

Total loans	$128,965	100.0%	$125,947	100.0%

(1)	Includes construction and land development loans totaling $2.1 billion and $2.4 billion as of June 30, 2011 and December 31, 2010, respectively.

Total loans increased by $3.0 billion, or 2%, to $129.0 billion as of June 30, 2011, from $125.9 billion as of December 31, 2010. The increase was primarily attributable to the acquisitions of the Kohl’s portfolio of $3.7 billion and the HBC portfolio of $1.4 billion, strong growth in purchase volume across our Domestic Card business and growth in both Auto Finance and Commercial Banking loans. Excluding the impact of the Kohl’s and HBC acquisitions, total loans decreased by $2.1 billion, or 2%, in the first six months of 2011. The decrease was attributable to the continued expected run-off of loans in businesses we exited or repositioned early in the economic recession, other loan paydowns and charge-offs, which more than offset the strong growth in purchase volume across the Domestic Card business. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business.

Credit Performance

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of commercial loans. We experienced an improvement in credit performance across all of our businesses during the second quarter and first six months of 2011, including reduced delinquency rates, average loss severities and charge-off rates. We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 5—Loans” for additional information.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 12 below compares 30+ day performing loan delinquency rates, by loan category, as of June 30, 2011 and December 31, 2010. We also present total 30+ day delinquent loans.

Our 30+ day delinquency metrics include all held for investment loans that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due and that are also currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for credit card loans, as we continue to classify credit card loans as performing until they are charged-off, generally when the loan is 180 days past due. However, the 30+ day delinquency and 30+ day performing delinquency metrics differ for other loan categories based on our policies for classifying loans as nonperforming. See “Note 5—Loans” for additional information on our policies for classifying loans as nonperforming and for charging-off loans.

The delinquency rates presented are calculated, by loan category, based on our total loan portfolio. Our total loan portfolio consists of loans recorded on our balance sheet, which includes purchased credit impaired (“PCI”) loans acquired from Chevy Chase Bank, and loans held in our securitization trusts. Loans acquired from Chevy Chase Bank were recorded at fair value at acquisition. We separately track and report the performance of PCI loans and exclude these loans from the numerator in calculating our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

Table 12: 30+ Day Delinquencies

	June 30, 2011				December 31, 2010
	30+ Day Performing		30+ Day Total		30+ Day Performing		30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card business:
Domestic credit card and installment loans	$1,798	3.33%	$1,798	3.33%	$2,200	4.09%	$2,200	4.09%
International credit card and installment loans	462	5.30	462	5.30	432	5.75	432	5.75

Total credit card	2,260	3.60	2,260	3.60	2,632	4.29	2,632	4.29

Consumer Banking business:
Automobile	1,170	6.09	1,252	6.51	1,355	7.58	1,453	8.13
Home loan(2)	80	0.70	487	4.30	77	0.64	504	4.16
Retail banking(2)	31	0.76	80	1.99	41	0.93	93	2.11

Total consumer banking(2)	1,281	3.70	1,819	5.26	1,473	4.28	2,050	5.96

Commercial Banking business:
Commercial and multifamily real estate(2)	65	0.47	269	1.92	147	1.10	302	2.25
Middle market(2)	32	0.28	100	0.88	28	0.27	89	0.85
Specialty lending	31	0.74	41	1.00	33	0.81	58	1.44
Small-ticket commercial real estate	44	2.71	52	3.16	95	5.16	131	7.11

Total commercial banking(2)	172	0.55	462	1.48	303	1.02	580	1.95

Other:
Other loans	24	5.32	68	14.59	22	4.88	69	15.30

Total	$3,737	2.90%	$4,609	3.57%	$4,430	3.52%	$5,331	4.23%

(1)	Delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(2)

The 30+ day performing delinquency rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loans, retail banking, total consumer banking, commercial and multifamily real estate, middle market, and total commercial banking was 1.18%, 0.77%, 4.29%, 0.47%, 0.28% and 0.56%, respectively, as of June 30, 2011, compared with 1.06%, 0.97%, 5.01%, 1.12%, 0.28% and 1.04%, respectively, as of December 31, 2010.

Table 13 presents an aging of total 30+ day delinquent loans included in the above table.

Table 13: Aging of 30+ Day Delinquent Loans

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$128,965	100.00%	$125,947	100.00%

Delinquency status:
30 – 59 days	$1,748	1.36%	$2,008	1.59%
60 – 89 days	948	0.73	1,103	0.88
90 + days	1,913	1.48	2,220	1.76

Total	$4,609	3.57%	$5,331	4.23%

Geographic region:
Domestic	$4,147	3.22%	$4,899	3.89%
International	462	0.35	432	0.34

Total	$4,609	3.57%	$5,331	4.23%

(1)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

Table 14 summarizes loans that were 90 days or more past due as to interest or principal payments and still accruing interest as of June 30, 2011 and December 31, 2010. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by The Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 14: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card(2)	$1,078	1.72%	$1,379	2.25%
Consumer	3	0.01	5	0.01
Commercial	11	0.04	14	0.05

Total	$1,092	0.85%	$1,398	1.11%

Geographic region(3):
Domestic	$880	0.68%	$1,195	0.95%
International	212	0.17	203	0.16

Total	$1,092	0.85%	$1,398	1.11%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category.

(2)

Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $112 million and $261 million in the second quarter of 2011 and 2010, respectively, and $217 million and $615 million in the first six months of 2011 and 2010, respectively. The reserve for uncollectible billed finance charges and fees decreased to $153 million as of June 30, 2011, from $211 million as of December 31, 2010.

(3)	Calculated by dividing loans in each geographic region as of the end of the period by the total loan portfolio.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and foreclosed property and repossessed assets. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We continue to classify credit loans as performing until they are charged-off. As a result, delinquent credit cards loans are excluded from the numerator in calculating our nonperforming loan and nonperforming asset rates. We provide an aging of delinquent loans by loan category and describe our policies for classifying loans as nonperforming and for charging-off loans in “Note 5—Loans.”

Table 15 presents comparative information on nonperforming loans, by loan category, as of June 30, 2011 and December 31, 2010, and the ratio of nonperforming loans to total loans. We do not report loans classified as held for sale as nonperforming, as they are recorded at lower of cost or fair value. We also do not report PCI loans as nonperforming, as these loans were written down to fair value at acquisition and accrete interest income over the remaining life of the loan. We separately track and report the performance of PCI loans. See “Purchased Credit-Impaired Loans” below for additional information on PCI loans.

Table 15: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	June 30, 2011(3)		December 31, 2010
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Automobile	$81	0.42%	$99	0.55%
Home loans	474	4.19	486	4.01
Retail banking	77	1.90	91	2.07

Total consumer banking	632	1.83	676	1.97

Commercial Banking business:
Commercial and multifamily real estate	307	2.18	276	2.06
Middle market	129	1.13	133	1.27
Specialty lending	37	0.90	48	1.20

Total commercial lending	473	1.60	457	1.64
Small-ticket commercial real estate	8	0.46	38	2.04

Total commercial banking	481	1.54	495	1.66

Other:
Other loans	51	11.02	54	12.12

Total nonperforming loans held for investment(4)	$1,164	0.90%	$1,225	0.97%

Other nonperforming assets:
Foreclosed property(5)	$207	0.16%	$306	0.24%
Repossessed assets	15	0.01	20	0.02

Total other nonperforming assets	222	0.17	326	0.26

Total nonperforming assets	$1,386	1.07%	$1,551	1.23%

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

(2)

The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loans, retail banking, total consumer banking, commercial and multifamily real estate, middle market, total commercial banking, and total nonperforming loans held for investment were 7.03%, 1.93%, 2.12%, 2.22%, 1.16%, 1.56% and 0.94%, respectively, as of June 30, 2011, compared with 6.67%, 2.16%, 2.30%, 2.11%, 1.30%, 1.69% and 1.02%, respectively, as of December 31, 2010. The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 1.12% and 1.29% as of June 30, 2011 and December 31, 2010, respectively.

(3)

For the six months ended June 30, 2011, we recognized interest income for loans classified as nonperforming of $11 million. Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms. For the six months ended June 30, 2011, the interest income forgone related to nonperforming loans as of the end of the period was $30 million.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 1.76% and 1.90% as of June 30, 2011 and December 31, 2010, respectively.
(5)	Includes $106 million and $201 million of foreclosed properties related to loans acquired from Chevy Chase Bank, as of June 30, 2011 and December 31, 2010, respectively.

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

Table 16 presents our net charge-off amounts and rates, by business segment, for the three and six months ended June 30, 2011 and 2010. We provide additional information on the amount of charge-offs by loan category below in Table 18.

Table 16: Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit card(2)	$793	5.06%	$1,463	9.36%	$1,722	5.59%	$3,156	9.84%
Consumer banking(3)(4)	88	1.01	131	1.47	221	1.29	326	1.76
Commercial banking(3)(4)	38	0.50	90	1.21	97	0.64	191	1.29
Other	12	10.59	33	28.51	36	15.23	62	26.11

Total company(4)	$931	2.91%	$1,717	5.36%	$2,076	3.28%	$3,735	5.69%

Average loans held for investment(5)	$127,916		$128,203		$126,504		$131,222

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $212 million in the second quarter and first six months of 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011.

(3)

Excludes losses on the purchased credit-impaired loans acquired from Chevy Chase Bank. We separately track and report these loans. We provide additional information on the loans acquired from Chevy Chase Bank in “Note 5—Loans.”

(4)

The average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. Our total net charge-off rate, excluding the impact of acquired Chevy Chase Bank loans, was 3.03% and 5.64% for the three months ended June 30, 2011 and 2010, respectively and 3.42% and 6.00% for the six months ended June 30, 2011 and 2010, respectively.

(5)

The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $5.1 billion and $6.5 billion for the three months ended June 30, 2011 and 2010, respectively, and $5.2 billion and $6.8 billion for the six months ended June 30, 2011 and 2010, respectively.

The overall decrease in net charge-offs in the second quarter and first six months of 2011 from the second quarter and first six months of 2010 reflects the ongoing improvement in credit performance.

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

Table 17 presents the loan balance as of June 30, 2011 and December 31, 2010 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 17 excludes loan modifications that do not meet the definition of a TDR and acquired loans from Chevy Chase Bank, which we track and report separately. We provide additional detail on acquired loans from Chevy Chase Bank below under “Purchased Credit-Impaired Loan.”

Table 17: Loan Modifications and Restructurings(1)

(Dollars in millions)	June 30, 2011	December 31, 2010(2)
Modified and restructured loans:
Credit card(3)	$929	$913
Auto(4)	20	—
Home loans	71	57
Retail banking	23	13
Commercial	265	162

Total	$1,308	$1,145

Status of modified and restructured loans:
Performing	$1,207	$1,049
Nonperforming	101	96

Total	$1,308	$1,145

(1)	Reflects modifications and restructuring of loans in our total loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in securitization trusts.
(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.
(4)	Prior to the first quarter of 2011, modified Auto loans were charged-off at the net collateral value and the remaining asset balance was reclassified to Other Assets on our consolidated balance sheet.

The outstanding balance of TDR loan modifications increased to $1.3 billion as of June 30, 2011 from $1.1 billion as of December 31, 2010. Of these modifications, $101 million, or 8%, were classified as nonperforming as of June 30, 2011, compared with $96 million, or 8%, as of December 31, 2010.

Credit card loan modifications have accounted for the substantial majority of our TDR loan modifications, representing $929 million, or 71%, of the outstanding balance of total TDR loans as of June 30, 2011, and $913 million, or 80%, of the outstanding balance of total TDR as of December 31, 2010. The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve an increase and are considered to be a TDRs based on the interest rate in effect immediately prior to the loan entering the modification program. In all cases, we cancel the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement will revert back to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

We typically measure the re-performance rate of modified credit card loans over a 5-year period. Five years after starting a credit card modification, approximately 83% of the balances of modified loans are paid off in full and approximately 17% are charged-off. Based on our experience to date, we believe that credit losses are lower for credit card loans that have been modified than those of similar accounts that were not modified. We therefore plan to expand our short-term credit card loan modification programs and continue our long-term programs.

Home loan modifications represented $71 million, or 5%, of the outstanding balance of total modified loans as of June 30, 2011, compared with $57 million, or 5%, of the outstanding balance of total modified loans as of December 31, 2010. Approximately 78% of our modified mortgage loans include reduction in the contractual interest rate, approximately 23% include a term extension and approximately 22% include a principal reduction. The majority of our modified mortgage loans involve a combination of an interest rate reduction, term extension or principal reduction. Because many of the mortgage loan modification programs have been recently launched and we have had a limited number of modifications under these programs, we do not have sufficient history to fully assess the long-term performance of modified mortgage loans. Of the modified mortgage loans outstanding as of June 30, 2011, approximately 26% were 90 days or more delinquent.

Commercial loan modifications represented $265 million, or 20%, of the outstanding balance of total modified loans as of June 30, 2011, compared with $162 million, or 14%, of the outstanding balance of total modified loans as of December 31, 2010. The vast majority of modified commercial loans include a reduction in interest rate or a term extension. Because we have had only a limited number of commercial loan modifications and the structure of each loan varies, the ultimate success of our commercial loan modifications is uncertain. Of the modified commercial loans outstanding as of June 30, 2011, approximately 10% were 90 days or more delinquent.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance commercial nonperforming loans and TDR loans. We do not report nonperforming consumer loans that have not been modified in a TDR as individually impaired, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance. Loans held for sale are also not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude loans acquired from Chevy Chase Bank because these loans were recorded at fair value upon acquisition.

Impaired loans, including TDRs, totaled $1.6 billion as of June 30, 2011, compared with $1.5 billion as of December 31, 2010. TDRs accounted for $1.3 billion and $1.1 billion of impaired loans as of June 30, 2011 and December 31, 2010, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Purchased Credit-Impaired Loans

Purchased credit-impaired loans decreased to $5.1 billion as of June 30, 2011, from $5.6 billion as of December 31, 2010. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. However, we regularly update the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for loan and lease losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and losses, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. In the first quarter of 2011, we recorded impairment of $8 million related to certain loan pools. In the second quarter of 2011, we reduced the allowance related to these loans by $28 million as a result of an increase in expected loan principal cash flows. Cumulative impairment recognized on PCI loans totaled $13 million as of June 30, 2011. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield. We provide additional information on the PCI loans acquired from Chevy Chase Bank in “Note 5—Loans.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held-for-investment portfolio as of each balance sheet date. We do not maintain an allowance for held-for-sale loans or purchased credit-impaired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs. The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added.

Table 18, which displays changes in our allowance for loan and lease losses for the three and six months ended June 30, 2011 and 2010, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 18: Allowance for Loan and Lease Losses Activity

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010		2011	2010
Balance at beginning of period, as reported	$5,067	$7,752		$5,628	$4,127
Impact from January 1, 2010 adoption of new consolidation accounting	0	53		0	4,316

Balance at beginning of period, as adjusted	$5,067	$7,805		$5,628	$8,443
Provision for loan and lease losses(1)(2)	350	723		920	2,201
Charge-offs:
Credit Card business:(2)
Domestic credit card and installment loans	(905)	(1,607)		(1,997)	(3,414)
International credit card and installment loans	(205)	(195)		(398)	(408)

Total credit card	(1,110)	(1,802)		(2,395)	(3,822)

Consumer Banking business:
Auto	(102)	(150)		(243)	(343)
Home loan	(22)	(16)		(54)	(53)
Retail banking	(25)	(32)		(55)	(65)

Total consumer banking	(149)	(198)		(352)	(461)

Commercial Banking business:
Commercial and multifamily real estate	(15)	(52)		(39)	(102)
Middle market	(9)	(22)		(14)	(45)
Specialty lending	(6)	(9)		(11)	(18)

Total commercial lending	(30)	(83)		(64)	(165)
Small-ticket commercial real estate	(20)	(23)		(53)	(47)

Total commercial banking	(50)	(106)		(117)	(212)

Other loans	(13)	(36)		(38)	(66)

Total charge-offs	(1,322)	(2,142)		(2,902)	(4,561)

Recoveries:
Credit Card business:
Domestic credit card and installment loans	267	299		555	586
International credit card and installment loans	50	40		118	80

Total credit card	317	339		673	666

Consumer Banking business:
Automobile	50	60		102	120
Home loans	5	1		16	2
Retail banking	6	6		13	13

Total consumer banking	61	67		131	135

Commercial Banking business:
Commercial and multifamily real estate	2	13		7	13
Middle market	5	1		6	4
Specialty lending	1	1		3	2

Total commercial lending	8	15		16	19
Small-ticket commercial real estate	4	1		4	2

Total commercial banking	12	16		20	21
Other loans	1	3		2	4

Total recoveries	391	425		826	826

Net charge-offs	(931)	(1,717)		(2,076)	(3,735)
Impact from loan sales and other changes	2 (3)	(12	)(4)	16 (3)	(110	)(4)

Balance at end of period(2)	$4,488	$6,799		$4,488	$6,799

(1)

Excludes negative provision for unfunded lending commitments of $7 million and $4 million for the three months ended June 30, 2011 and 2010, respectively, and $43 million for the six months ended June 30, 2011, and a provision of $17 million for the six months ended June 30, 2010.

(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $212 million in the second quarter and first six months of 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011.

(3)	Includes foreign translation adjustment of $2 million and $16 million for the second quarter and first six months of 2011, respectively.
(4)

Includes a reduction in our allowance for loan and lease losses of $73 million first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

Table 19 presents an allocation of our allowance for loan and lease losses by loan category as of June 30, 2011 and December 31, 2010:

Table 19: Allocation of the Allowance for Loan and Lease Losses

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment loans(2)	$2,555	4.73%	$3,581	6.65%
International credit card and installment loans	538	6.18	460	6.12

Total credit card(2)	3,093	4.93	4,041	6.58

Consumer Banking:
Auto	322	1.68	353	1.98
Home loan	90	0.79	112	0.93
Retail banking	186	4.60	210	4.76

Total consumer banking	598	1.73	675	1.96

Commercial Banking:
Commercial and multifamily real estate	422	3.00	495	3.70
Middle market	124	1.09	162	1.55
Specialty lending	75	1.82	91	2.26

Total commercial lending	621	2.10	748	2.68
Small-ticket commercial real estate	109	6.64	78	4.23

Total commercial banking	730	2.34	826	2.78

Other loans	67	14.41	86	19.07

Total(2)	$4,488	3.48%	$5,628	4.47%

Total allowance coverage ratios:
Period-end loans	$128,965	3.48%	$125,947	4.47%
Nonperforming loans(3)	1,164	385.57	1,225	459.43
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,260	136.86%	$2,632	153.53%
Consumer banking (30 + day delinquent loans)	1,819	32.88	2,050	32.93
Commercial banking (nonperforming loans)	481	151.77	495	166.87

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $212 million in the second quarter and first six months of 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011.

(3)

As permitted by regulatory guidance issued by the FFIEC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 119.85% as of June 30, 2011 and 129.55% as of December 31, 2010.

Our allowance for loan and lease losses decreased by $1.1 billion during the first six months of 2011 to $4.5 billion. The decrease in our allowance reflected the continued improvement in credit performance trends across our portfolios as a result of the slowly improving economy coupled with actions we have taken over the past several years to tighten our underwriting standards and exit certain portfolios. Our allowance as a percentage of our total loan portfolio also decreased to 3.48% as of June 30, 2011, from 4.47% as of December 31, 2010.

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $3.9 billion, or 3%, in the first six months of 2011, to $126.1 billion as of June 30, 2011. The increase in deposits was primarily driven by increases of $4.1 billion, $1.8 billion, and $1.3 billion in savings accounts, non-interest bearing deposits, and money market deposits, respectively, which was partially offset by a decrease of $1.9 billion in other consumer time deposits, a $692 million decrease in NOW accounts and a $586 million decrease in certificates of deposit of $100,000 or more, reflecting our shift to more relationship driven, lower cost liquid savings and transaction accounts. We provide additional information on deposits, including the composition of our deposits, average outstanding balances, interest expense and yield, below in “Liquidity and Funding.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings increased to $17.9 billion as of June 30, 2011, from $14.9 billion as of December 31, 2010. The increase was primarily attributable to an increase in FHLB advances of $1.9 billion and an increase in federal funds purchased and securities loaned or sold under agreements to repurchase of $1.1 billion. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $7.1 billion to $19.9 billion as of June 30, 2011, from $26.9 billion as of December 31, 2010. This decrease was attributable to pay downs and charge-offs of the loans underlying the consolidated securitization trusts.

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

Table 20 presents the original principal balance of mortgage loan originations, by vintage, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of June 30, 2011 and December 31, 2010:

Table 20: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	June 30, 2011	December 31, 2010	Original Unpaid Principal Balance
(Dollars in billions)			Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	7	7	18	—	1	8	9
Uninsured Securitizations and Other	29	33	82	3	16	30	33

Total	$41	$45	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

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

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $41 billion in unpaid principal balance remains outstanding as of June 30, 2011, approximately $14 billion in losses have been realized and approximately $13 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $13 billion original principal balance of mortgage loans for which we do not have information about the current holders or any underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $1.7 billion original principal balance of mortgage loans as of June 30, 2011, compared with $1.6 billion as of December 31, 2010. As of June 30, 2011, the vast majority of new repurchase demands received over the last year and, as discussed below, almost all of our $869 million reserve relates to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

Table 21 presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 21: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole(2)	(52)	(179)	(5)	(236)
Demands rescinded(2)	(87)	—	(22)	(109)

Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	88	96	43	227
Loans repurchased/made whole	(40)	0	(8)	(48)
Demands rescinded	(47)	0	(9)	(56)
Reclassifications(3)	(5)	64	(59)	—

Open claims as of June 30, 2011	$122	$992	$632	$1,746

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
(3)

Represents adjustments to correct the counterparty category as of December 31, 2010 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to insured securitizations and a decrease in open claims attributable to GSEs and Uninsured Securitizations & Other.

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for repurchase losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by Chevy Chase Bank and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.

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

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied, such as, for example, the typical requirements that the counterparty promptly notify us upon discovery of any breach and that any breach materially and adversely affect the value of the mortgage loan at issue. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Lawsuit and the DBSP Lawsuit, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category. Our estimated legal liability for each securitization within this category assumes we will pay only a portion of the liabilities ultimately incurred by the party defendants to the litigation.

For the $5 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $82 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical repurchase rates and current negotiation patterns to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively irregular nature of repurchase activity within these categories. Some Uninsured Securitization investors from this category who have not made repurchase requests or filed representation and warranty lawsuits have filed actions under federal and/or state securities laws against investment banks and securitization sponsors. Although we face some direct and indirect indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserve for all three subsidiaries was $869 million as of June 30, 2011, compared with $846 million as of March 31, 2011, and with $816 million as of December 31, 2010. Almost all of the increase in the reserve from March 31, 2011 is allocated to the Uninsured Securitizations and Other category, as reflected in Table 23, resulting from an increase in repurchase activity with respect to certain whole loan investors. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $37 million and $81 million for the three and six months ended June 30, 2011, respectively, and we had settlements of repurchase requests of $14 million and $28 million for the three and six months ended June 30, 2011, respectively, that were charged against the reserve.

Table 22 summarizes changes in our representation and warranty reserve for the three and six months ended June 30, 2011 and 2010, and for full year 2010.

Table 22: Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,		Full Year
(Dollars in millions)	2011	2010	2011	2010	2010
Representation and warranty repurchase reserve, beginning of period(1)	$846	$454	$816	$238	$238
Provision for repurchase losses(2)	37	404	81	628	636
Net realized losses	(14)	(5)	(28)	(13)	(58)

Representation and warranty repurchase reserve, end of period(1)	$869	$853	$869	$853	$816

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $4 million and $9 million for the three and six months ended June 30, 2011, respectively, and $95 million and $195 million for the three and six months ended June 30, 2010, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $33 million and $72 million, for the three and six months ended June 30, 2011, respectively, and $309 million and $433 million for the three and six months ended June 30, 2010, respectively.

As indicated in Table 23 below, substantially all of the representation and warranty reserve relates to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Table 23: Allocation of Representation and Warranty Reserve

	Reserve Liability
(Dollars in millions, except for loans sold)	June 30, 2011	December 31, 2010	Loans Sold 2005 to 2008(1)
GSEs and Active Insured Securitizations	$794	$796	$24
Inactive Insured Securitizations, Uninsured Securitizations and Other	75	20	87

Total	$869	$816	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation and DBSP Litigation, could be as high as $1.1 billion. Notwithstanding our attempt to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and the amount of reasonably possible losses estimated here. There is still significant uncertainty as to numerous factors that contribute to ultimate liability levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.0 billion and $236 million, respectively, as of June 30, 2011, and our maximum exposure to loss was $2.0 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents, unencumbered available-for-sale securities and undrawn committed securitization borrowing facilities. Table 24 below presents the composition of our liquidity reserves as of June 30, 2011 and December 31, 2010.

Table 24: Liquidity Reserves

(Dollars in millions)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$6,643	$5,249
Securities available-for-sale(1)	39,474	41,537
Less: Pledged available-for-sale securities	(10,717)	(9,963)

Unencumbered available-for-sale securities	28,757	31,574
Undrawn committed securitization borrowing facilities	—	207

Total liquidity reserves	$35,400	$37,030

(1)	The weighted average life of our available-for-sale securities was approximately 3.7 years and 3.8 years as of June 30, 2011, and December 31, 2010, respectively.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, loan securitizations, debt and equity securities, securitization borrowing facilities and FHLB advances.

Deposits

Our deposits provide a stable and relatively low cost of funds and have become our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad set of deposit products that include demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit. Table 25 presents the composition of our deposits by type as of June 30, 2011 and December 31, 2010. Total deposits increased by $3.9 billion, or 3.2%, in the first six months of 2011, to $126.1 billion as of June 30, 2011, from $122.2 billion as of December 31, 2010.

Table 25: Deposits

(Dollars in millions)	June 30, 2011	December 31, 2010
Non-interest bearing	$16,839	$15,048
NOW accounts	12,844	13,536
Money market deposit accounts	45,822	44,485
Savings accounts	30,218	26,077
Other consumer time deposits	13,807	15,753

Total core deposits	119,530	114,899
Public fund certificates of deposit $100,000 or more	104	177
Certificates of deposit $100,000 or more	5,714	6,300
Foreign time deposits	769	834

Total deposits	$126,117	$122,210

Of our total deposits, $769 million and $834 million were held in foreign banking offices as of June 30, 2011 and December 31, 2010, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $5.8 billion and $6.5 billion of our total deposits as of June 30, 2011 and December 31, 2010, respectively. Our funding and liquidity strategy takes into consideration the scheduled maturities of large denomination time deposits. Of the $5.8 billion in large domestic denomination certificates of deposit as of June 30, 2011, $1.0 billion is scheduled to mature within the next three months, $1.7 billion is scheduled to mature between three and 12 months and $3.1 billion is scheduled to mature over 12 months. Based on past activity, we expect to retain a portion of these deposits as they mature.

We have brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are included in money market deposit accounts and other consumer time deposits in Table 25 above. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well capitalized,” as defined under the federal banking regulatory guidelines, as of June 30, 2011, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $14.3 billion, or 11%, of total deposits as of June 30, 2011. Brokered deposits totaled $16.5 billion, or 14%, of total deposits as of December 31, 2010. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

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

Our debt, including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $17.9 billion as of June 30, 2011, up from $14.9 billion as of December 31, 2010. We had no open committed loan securitization conduit lines as of June 30, 2011.

The $3.0 billion increase in our debt, excluding securitized debt obligations, was primarily attributable to a $1.1 billion increase in federal funds purchased and securities loaned or sold under agreements to repurchase and a $1.9 billion increase in FHLB advances. We participate in the federal funds market daily to take advantage of attractive offers and to keep a visible presence in the market, which is designed to ensure that we are able to access it in a time of need. Monthly fluctuations will be regular, as the amount we can borrow is highly dependent on our counterparties’ cash positions. There was more liquidity available in the market as of June 30, 2011, as compared to December 31, 2010, and we were able to borrow more using our typical borrowing strategies. We did not issue any senior or subordinated debt during the first six months of 2011. Our FHLB membership is secured by our investment in FHLB stock, which totaled $230 million as of June 30, 2011.

Table 26 presents our short-term borrowings and long-term debt and the maturity profile based on expected maturities as of June 30, 2011. We provide additional information on our short-term borrowings and long-term debt in “Note 9—Deposits and Borrowings.”

Table 26: Expected Maturity Profile of Short-term Borrowings and Long-term Debt

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years To 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2,575	$—	$—	$—	$—	$—	$2,575
FHLB advances	1,865	—	—	—	—	—	1,865

Total short-term borrowings	4,440	—	—	—	—	—	4,440

Long-term debt:(1)
Securitized debt obligations	6,055	4,205	3,554	390	892	4,764	19,860
Senior and subordinated notes:
Unsecured senior debt	1,150	—	1,623	405	—	1,705	4,883
Unsecured subordinated debt	—	887	106	—	—	2,788	3,781

Total senior and subordinated notes	1,150	887	1,729	405	—	4,493	8,664

Other long-term borrowings:
Junior subordinated debt	—	—	—	—	—	3,642	3,642
FHLB advances	78	14	30	941	9	57	1,129

Other long-term borrowings	78	14	30	941	9	3,699	4,771

Total long-term debt(2)	7,283	5,106	5,313	1,736	901	12,956	33,295

Total short-term borrowings and long-term debt	$11,723	$5,106	$5,313	$1,736	$901	$12,956	$37,735

Percentage of total short	31%	14%	14%	5%	2%	34%	100%

(1)	Includes fair value adjustments of $591 million as of June 30, 2011.
(2)	Includes unamortized net discount of $20 million as of June 30, 2011.

ING Direct Acquisition

In June 2011, we entered into a definitive agreement under which we will acquire ING Direct. On July 19, 2011, we closed a public underwritten offering of 40,000,000 shares of our common stock, subject to forward sale agreements, and we closed a public offering of our senior notes for total proceeds of approximately $3.0 billion. Each of these offerings is described in more detail under “Executive Summary and Business Outlook—Recent Acquisitions and Related Developments—Equity and Debt Offerings” in this Report. We expect to use the net proceeds of these offerings, along with cash sourced from current liquidity, to fund the $6.2 billion in cash consideration payable in connection with the ING Direct acquisition. We expect the ING Direct acquisition to close in late 2011 or early 2012, subject to customary closing conditions, including certain governmental clearances and approvals.

Borrowing Capacity

As of June 30, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any senior or subordinated debt during the first six months of 2011.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs. Table 27 summarizes our borrowing capacity as of June 30, 2011. The committed securitization conduits terminated in April 2011, and as a result, we had no conduit capacity as of June 30, 2011. We do not expect to renew the securitization conduits.

Table 27: Borrowing Capacity

(Dollars or dollar equivalents in millions)	Capacity(1)	Outstanding	Availability(1)	Termination Date(2)
FHLB advances and letters of credit(3)	$8,881	$3,231	$5,650	—
Committed securitization conduits	—	448	—	4/2011

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

Credit Ratings

Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality and quality of earnings. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 28 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2011.

Table 28: Senior Unsecured Debt Credit Ratings

As of June 30, 2011
(Dollars or dollar equivalents in millions)	Capital One Financial Corporation		Capital One Bank (USA), N.A.		Capital One, N.A.
Moody’s Investor Services (“Moody’s”)	Baa1		A3		A3
Standard & Poor’s (“S&P”)	BBB		BBB+		BBB+
Fitch Ratings (“Fitch”)	A-		A-		A-
Dominion Bond Rating Services (“DBRS”)	BBB	**	A	*	A	*

*	low
**	high

As of July 31, 2011, Fitch and DBRS had us on a stable outlook. As of July 31, 2011, Moody’s has Capital One under review of a possible downgrade while S&P has Capital One on negative outlook.

Capital

The level and composition of our equity capital are determined by multiple factors, including our consolidated regulatory capital requirements and an internal risk-based capital assessment, and may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating). Table 29 provides the details of the calculation of our capital ratios as of June 30, 2011 and December 31, 2010.

National banks also are subject to prompt corrective action capital regulations. Under prompt corrective action regulations, a bank is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6% (200 basis points higher than the above minimum capital standard), a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets the above minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies.

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

Capital Ratios

Table 29 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of June 30, 2011 and December 31, 2010. Table 30 provides the details of the calculation of our capital ratios.

Table 29: Capital Ratios Under Basel I(1)

	June 30, 2011			December 31, 2010
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:(2)
Tier 1 common equity(3)	9.4%	N/A	N/A	8.8%	N/A	N/A
Tier 1 risk-based capital(4)	11.8	4.0%	6.0%	11.6	4.0%	6.0%
Total risk-based capital(5)	15.0	8.0	10.0	16.8	8.0	10.0
Tier 1 leverage(6)	9.4	4.0	N/A	8.1	4.0	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	11.8%	4.0%	6.0%	13.5%	4.0%	6.0%
Total risk-based capital	15.8	8.0	10.0	23.6	8.0	10.0
Tier 1 leverage	10.2	4.0	5.0	8.3	4.0	5.0
Capital One, N.A.
Tier 1 risk-based capital	12.0%	4.0%	6.0%	11.1%	4.0%	6.0%
Total risk-based capital	13.2	8.0	10.0	12.4	8.0	10.0
Tier 1 leverage	9.1	4.0	5.0	8.1	4.0	5.0

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.
(6)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

We exceeded minimum capital requirements and met the “well capitalized” ratio levels for total risk-based capital and Tier 1 risk-based capital under Federal Reserve rules for bank holding companies as of June 30, 2011. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of June 30, 2011.

Table 30: Risk-Based Capital Components Under Basel I(1)

(Dollars in millions)	June 30, 2011	December 31, 2010
Total stockholders’ equity	$28,681	$26,541
Less: Net unrealized gains recorded in AOCI(2)	(482)	(368)
Net losses on cash flow hedges recorded in AOCI(2)	71	86
Disallowed goodwill and other intangible assets(3)	(13,954)	(13,953)
Disallowed deferred tax assets	(647)	(1,150)
Other	(2)	(2)

Tier 1 common equity	13,667	11,154
Plus: Tier 1 restricted core capital items(4)	3,636	3,636

Tier 1 risk-based capital	17,303	14,790

Plus: Long-term debt qualifying as Tier 2 capital	2,727	2,827
Qualifying allowance for loan and lease losses	1,864	3,748
Other Tier 2 components	28	29

Tier 2 risk-based capital	4,619	6,604

Total risk-based capital	$21,922	$21,394

Risk-weighted assets(5)	$146,201	$127,043

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	Amounts presented are net of tax.
(3)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(4)	Consists primarily of trust preferred securities.
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

We elected the phase-in option, which required us to phase-in 50% of consolidated assets beginning with the third quarter of 2010 for purposes of determining risk-weighted assets. The phase-in provisions expired after December 31, 2010, and we completed the final phase-in during the first quarter of 2011, which resulted in the addition of approximately $15.5 billion of assets to the denominator used in calculating our regulatory ratios. The addition of these assets contributed to a decrease in our risk-based regulatory capital ratios as of June 30, 2011 from December 31, 2010.

Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013.

Dividend Policy

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors, in consultation with the Federal Reserve, and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, assessments of potential future losses due to adverse changes in our business and market environments and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. We provide additional information on factors affecting our dividend policy in “Supervision and Regulatory Developments—Capital Plans and Capital Distributions” of this Report and in our 2010 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds.”

Restrictions exist that limit the ability of the Banks to transfer funds to us. Funds available for dividend payments from COBNA and CONA based on the Earnings Limitation Test were $2.4 billion and $781 million, respectively, as of June 30, 2011. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

MARKET RISK MANAGEMENT

Market Risk Exposure

Market risk represents the risk that our earnings and/or economic value of equity may be adversely affected by changes in market conditions, including changes in interest rates and foreign currency exchange rates, changes in credit spreads and price fluctuations and changes in value due to changes in market perception or the actual credit quality of issuers. Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Below we discuss our primary sources of market risk: interest rate risk and foreign exchange risk.

Interest Rate Risk

Interest rate risk, which represents exposure to instruments whose yield or price varies with the level or volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturity or repricing of assets and liabilities. For example, if more assets are repricing than deposits and other borrowings when interest rates are declining, our earnings will decrease initially. Similarly, if more deposits and other borrowings than assets are repricing when interest rates are rising, our earnings will decrease initially.

Interest rate risk also results from changes in customer behavior and competitors’ responses to changes in interest rates or other market conditions. For example, decreases in mortgage rates generally result in faster than expected prepayments, which may adversely affect earnings. Increases in interest rates, coupled with strong demand from competitors for deposits, may influence industry pricing. Such competition may affect customer decisions to maintain balances in the deposit accounts, which may require replacing lower cost deposits with higher cost alternative sources of funding.

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. The types of instruments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans and securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign currency-denominated debt and various foreign exchange derivative instruments whose values fluctuate with changes in the level or volatility of currency exchange rates or foreign interest rates.

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

We consider the impact on both earnings and economic value of equity in measuring and managing our interest rate risk. Our earnings sensitivity measure estimates the impact on net interest income and the valuation of our mortgage servicing rights, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our earnings sensitivity and economic value of equity measurements are based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. We do, however, assess and factor into our interest rate risk management decisions the potential impact of growth assumptions, changing business activities, alternative interest rate scenarios, such as a steepening or flattening of the yield curve, and changing market environments.

Under our current asset/liability management policy, our objective is to: (i) limit the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months and (ii) limit the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% during the first six months of 2011. Given the level of short-term rates as of June 30, 2011 and December 31, 2010, a scenario where interest rates would decline by 200 basis points is not plausible. Therefore, in 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease. Our current asset/liability management policy also includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.

Table 31 shows the estimated percentage change impact to our projected net interest income and economic value of equity, calculated under our base case interest rate scenario, as of June 30, 2011 and December 31, 2010, resulting from selected hypothetical interest rate scenarios. We assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next six months in measuring the sensitivity of our forecasted net interest income over the next 12 months. We assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates in measuring the sensitivity of the valuation of our mortgage servicing rights and the economic value of equity.

Table 31: Interest Rate Sensitivity Analysis

	June 30, 2011	December 31, 2010
Impact to projected base-line net interest income:
+ 200 basis points	0.1%	(0.7)%
- 50 basis points	(0.4)	(0.2)
Impact to economic value of equity:
+ 200 basis points	(2.5)%	(3.8)%
- 50 basis points	0.0	0.1

Our net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of June 30, 2011 and December 31, 2010.

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

We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $50.3 billion as of June 30, 2011, compared with $50.7 billion as of December 31, 2010. See “Note 10—Derivative Instruments and Hedging Activities” for additional information on our derivatives activity.

We provide additional information on our market risk exposure and interest rate risk management process in our 2010 Form 10-K under “Part II—Item 7. MD&A—Market Risk Management.”

SUPERVISION AND REGULATORY DEVELOPMENTS

State Consumer Financial Laws

The Dodd-Frank Act created a new independent supervisory body, the Consumer Financial Protection Bureau (the “CFPB”) that became the primary regulator for federal consumer financial statutes on July 21, 2011. Rule writing authority for specified consumer financial statutes transferred to CFPB from other federal regulators. Similarly, supervisory authority over various institutions, including us, was transferred to the CFPB. State attorneys general will be authorized to enforce new regulations issued by the CFPB. State consumer financial laws will continue to be preempted under the National Bank Act under the existing standard set forth in the Supreme Court decision in Barnett Bank of Marion County, N.A. v. Nelson, which preempts any state law that significantly interferes with or impairs banking powers. Beginning July 21, 2011, OCC determinations of such preemption, however, must be on a case-by-case basis, and courts reviewing the OCC's preemption determinations will now consider the appropriateness of those determinations under a different standard of judicial review. As a result, state consumer financial laws enacted in the future that might previously have been preempted may be held to apply to our business activities.

Debit Interchange Fees

On June 29, 2011, the Board of Governors of the Federal Reserve System adopted a final rule and an interim final rule implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rule limits interchange fees per debit card transaction to $.21 plus five (5) basis points of the transaction amount and provides, through the interim final rule, for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. If interchange fees are set at the maximum amount allowed by the rule and we receive the fraud prevention adjustment, we estimate that our debit interchange revenue will decline by approximately $88 million in 2012, without taking into account any actions we may take to offset this decline.

FDIC Assessments

The Dodd-Frank Act required the FDIC to change the deposit insurance assessment base from deposits to average consolidated total assets minus average tangible equity. The FDIC recently finalized rules to implement this change and to modify significantly how deposit insurance assessment rates are calculated for those banks with assets of $10 billion or greater, which rules went into effect on April 1, 2011. After taking into account planned actions by management intended to minimize the financial impact of the FDIC assessment changes, we do not anticipate that the Banks' assessments for 2011 will increase by a significant amount.

Capital Plans and Capital Distributions

In June, the Federal Reserve issued a proposed rule requiring bank holding companies over $50 billion in assets to submit annual capital plans. The proposal is similar to the Comprehensive Capital Analysis and Review (SR Letter 09-4: Dividend Increases and Other Capital Distributions for the 19 SCAP Bank Holding Companies (“CCAR”)). Like CCAR, the proposed rule seeks to ensure that bank holding companies have forward-looking capital planning processes that consider their unique risks and that permit continued operations during times of economic and financial stress. Among other requirements, the proposed rule would require a bank holding company to provide prior notice of capital distributions, including dividend payments and share repurchases, if the Federal Reserve objected to a capital plan. As proposed, prior notice would also be required – even if the Federal Reserve had not objected to a capital plan—if, for example, a distribution would result in material adverse changes to capital or liquidity or earnings were materially underperforming projections.

Payment Protection Insurance Matter

New rules on Payment Protection Insurance (“PPI”) complaints handling and redress were published by the United Kingdom Financial Services Authority (“FSA”) in August 2010 and came into force in December 2010. These rules are applicable to our UK consumer businesses and are intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry. In October 2010, the British Bankers’ Association (“BBA”) issued judicial review proceedings to challenge the validity of the new rules on the basis that the rules have a retrospective effect. On April 20, 2011, the High Court issued a judgment upholding the FSA’s PPI rules as promulgated and dismissing the BBA’s challenge. The BBA is not appealing the decision. As a result of this judgment, we were required to conduct a review of our past PPI sales and, where any systemic issues are identified, take appropriate remedial action, which may involve proactively contacting non-complainants.

In anticipation of refunds to UK customers, we recorded a reserve in the second quarter of 2011 of $75 million, of which approximately $52 million was recorded as an offset against our revenues in the second quarter of 2011, and the reminder was recorded as non-interest expense.

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

To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•

general economic and business conditions in the U.S., the U.K., Canada or our local markets, including conditions affecting employment levels, interest rates, consumer income and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•	financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Act and the regulations promulgated thereunder;

•	the possibility that regulatory and other approvals and conditions to our acquisition of ING Direct are not received or satisfied on a timely basis or at all;

•	the possibility that modifications to the terms of our acquisition of ING Direct may be required in order to obtain or satisfy such approvals or conditions;

•	changes in the anticipated timing for closing our acquisition of ING Direct;

•	difficulties and delays in integrating the Company’s and ING Direct’s businesses or fully realizing projected cost savings and other projected benefits of our acquisition of ING Direct;

•	business disruption during the pendency of or following our acquisition of ING Direct;

•	the inability to sustain revenue and earnings growth;

•	diversion of management time on any acquisition-related issues;

•	reputational risks and the reaction of customers and counterparties to the Company’s acquisitions;

•	changes in asset quality and credit risk as a result of our acquisition of ING Direct;

•	developments, changes or actions relating to any litigation matter involving us;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2010 Form 10-K and the risk factors set forth in Exhibit 99.5 to our Current Report on Form 8-K filed on July 13, 2011.

SUPPLEMENTAL TABLES

Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions) (unaudited)	June 30, 2011	December 31, 2010
Stockholders’ Equity to Non-GAAP Tangible Common Equity
Total stockholders’ equity	$28,681	$26,541
Less: Intangible assets(1)	(14,006)	(13,983)

Tangible common equity	$14,675	$12,558

Total Assets to Tangible Assets
Total assets	$199,753	$197,503
Less: Assets from discontinued operations	(32)	(362)

Total assets from continuing operations	199,721	197,141
Less: Intangible assets(1)	(14,006)	(13,983)

Tangible assets	$185,715	$183,158

Non-GAAP TCE Ratio
Tangible common equity	$14,675	$12,558
Tangible assets	185,715	183,158

TCE ratio(2)	7.9%	6.9%

Regulatory Capital and Non-GAAP Tier 1 Common Equity Ratios
Total stockholders’ equity	$28,681	$26,541
Less: Net unrealized gains recorded in AOCI(3)	(482)	(368)
Net losses on cash flow hedges recorded in AOCI(3)	71	86
Disallowed goodwill and other intangible assets(4)	(13,954)	(13,953)
Disallowed deferred tax assets	(647)	(1,150)
Other	(2)	(2)

Tier 1 common equity	$13,667	$11,154
Plus: Tier 1 restricted core capital items(5)	3,636	3,636

Tier 1 capital	$17,303	$14,790

Plus: Long-term debt qualifying as Tier 2 capital	2,727	2,827
Qualifying allowance for loan and lease losses	1,864	3,748
Other Tier 2 components	28	29

Tier 2 capital	$4,619	$6,604

Total risk-based capital(6)	$21,922	$21,394

Risk-weighted assets(7)	$146,201	$127,043

Tier 1 common equity ratio(8)	9.4%	8.8%
Tier 1 risk-based capital ratio(9)	11.8%	11.6%
Total risk-based capital ratio(10)	15.0%	16.8%

(1)	Includes impact from related deferred taxes.
(2)	Calculated based on tangible common equity divided by tangible assets.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Consists primarily of trust preferred securities.
(6)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(7)	Calculated based on prescribed regulatory guidelines.

(8)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(9)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(10)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2011	2010	2011	2010
Interest income:
Loans held for investment, including past-due fees	$3,367	$3,476	$6,784	$7,134
Investment securities	313	342	629	691
Other	19	17	38	40

Total interest income	3,699	3,835	7,451	7,865

Interest expense:
Deposits	307	368	629	767
Securitized debt obligations	113	212	253	454
Senior and subordinated notes	63	72	127	140
Other borrowings	80	86	166	179

Total interest expense	563	738	1,175	1,540

Net interest income	3,136	3,097	6,276	6,325
Provision for loan and lease losses	343	723	877	2,201

Net interest income after provision for loan and lease losses	2,793	2,374	5,399	4,124

Non-interest income:
Servicing and securitizations	12	21	23	(15)
Service charges and other customer-related fees	460	496	985	1,081
Interchange fees	331	333	651	644

Total other-than-temporary losses	(27)	(27)	(50)	(77)
Less: Non-credit component of other-than-temporary impairment losses recorded in AOCI	21	1	41	20

Net other-than-temporary losses recognized in earnings	(6)	(26)	(9)	(57)
Other	60	(17)	149	215

Total non-interest income	857	807	1,799	1,868

Non-interest expense:
Salaries and associate benefits	715	650	1,456	1,296
Marketing	329	219	605	399
Communications and data processing	162	164	326	333
Supplies and equipment	124	129	259	253
Occupancy	118	117	237	237
Other	807	721	1,534	1,329

Total non-interest expense	2,255	2,000	4,417	3,847

Income from continuing operations before income taxes	1,395	1,181	2,781	2,145
Income tax provision	450	369	804	613

Income from continuing operations, net of tax	945	812	1,977	1,532
Loss from discontinued operations, net of tax	(34)	(204)	(50)	(288)

Net income	$911	$608	$1,927	$1,244

Basic earnings per common share:
Income from continuing operations	$2.07	$1.79	$4.35	$3.38
Loss from discontinued operations	(0.07)	(0.45)	(0.11)	(0.63)

Net income per basic common share	$2.00	$1.34	$4.24	$2.75

Diluted earnings per common share:
Income from continuing operations	$2.04	$1.78	$4.29	$3.36
Loss from discontinued operations	(0.07)	(0.45)	(0.11)	(0.63)

Net income per diluted common share	$1.97	$1.33	$4.18	$2.73

Dividends paid per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$1,954	$2,067
Interest-bearing deposits with banks	4,037	2,776
Federal funds sold and securities purchased under agreements to resell	652	406

Cash and cash equivalents	6,643	5,249
Restricted cash for securitization investors	1,328	1,602
Securities available for sale, at fair value	39,474	41,537
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	81,585	71,921
Restricted loans for securitization investors	47,380	54,026

Total loans held for investment	128,965	125,947
Less: Allowance for loan and lease losses	(4,488)	(5,628)

Net loans held for investment	124,477	120,319
Loans held for sale, at lower-of-cost-or-fair value	80	228
Accounts receivable from securitizations	106	118
Premises and equipment, net	2,754	2,749
Interest receivable	1,027	1,070
Goodwill	13,596	13,591
Other	10,268	11,040

Total assets	$199,753	$197,503

Liabilities:
Interest payable	$469	$488
Customer deposits:
Non-interest bearing deposits	16,839	15,048
Interest bearing deposits	109,278	107,162

Total customer deposits	126,117	122,210
Securitized debt obligations	19,860	26,915
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,575	1,517
Senior and subordinated notes	8,664	8,650
Other borrowings	6,636	4,714

Total other debt	17,875	14,881
Other liabilities	6,751	6,468

Total liabilities	171,072	170,962

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares; zero shares issued or outstanding as of June 30, 2011 and December 31, 2010	0	0
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 507,886,987 and 504,801,064 issued as of June 30, 2011 and December 31, 2010, respectively	5	5
Paid-in capital, net	19,188	19,084
Retained earnings	12,287	10,406
Accumulated other comprehensive income	442	248
Less: Treasury stock, at cost; 48,582,348 and 47,787,697 shares as of June 30, 2011 and December 31, 2010, respectively	(3,241)	(3,202)

Total stockholders’ equity	28,681	26,541

Total liabilities and stockholders’ equity	$199,753	$197,503

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Balance as of December 31, 2010	504,801,064	$5	$19,084	$10,406	$248	$(3,202)	$26,541
Net income				1,927			1,927
Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of income taxes of $67 million					122		122
Other-than-temporary impairment on available-for-sale securities not recognized in earnings, net of taxes of $4 million					(7)		(7)
Foreign currency translation adjustments					63		63
Unrealized gains on cash flow hedges, net of taxes of $10 million					19		19
Other					(3)		(3)

Other comprehensive income					194		194

Total comprehensive income							2,121
Cash dividends—common stock $0.10 per share				(46)			(46)
Purchases of treasury stock						(39)	(39)
Issuances of common stock and restricted stock, net of forfeitures	1,935,616		18				18
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,150,307		42				42
Restricted stock awards and stock options			44				44

Balance as of June 30, 2011	507,886,987	$5	$19,188	$12,287	$442	$(3,241)	$28,681

Balance as of December 31, 2009	502,394,396	$5	$18,955	$10,727	$83	$(3,180)	$26,590
Cumulative effect from adoption of new consolidation accounting standards				(2,956)	(16)		(2,972)
Comprehensive income:
Net income				1,244			1,244
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on available-for-sale securities, net of taxes of $226 million					447		447
Other-than-temporary impairment on available-for-sale securities not recognized in earnings, net of taxes of $17 million					30		30
Defined benefit pension plans					(1)		(1)
Foreign currency translation adjustments					(98)		(98)
Unrealized gains on cash flow hedges, net of taxes of $14 million					22		22

Other comprehensive income					400		400

Total comprehensive income							1,644
Cash dividends—common stock $0.10 per share				(46)			(46)
Purchases of treasury stock						(20)	(20)
Issuances of common stock and restricted stock, net of forfeitures	1,600,902		15				15
Exercise of stock options and tax benefits of exercises and restricted stock vesting	478,212		4				4
Restricted stock awards and stock options			55				55

Balance as of June 30, 2010	504,473,510	$5	$19,029	$8,969	$467	$(3,200)	$25,270

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Operating activities:
Income from continuing operations, net of tax	$1,977	$1,532
Loss from discontinued operations, net of tax	(50)	(288)

Net income	1,927	1,244

Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	877	2,201
Depreciation and amortization, net	299	316
Net gains on sales of securities available for sale	(11)	(108)
Net gains on deconsolidation	0	(177)
Loans held for sale:
Transfers in	(209)	(450)
Losses on sales	23	1
Proceeds from sales	334	488
Stock plan compensation expense	117	87
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
(Increase) decrease in interest receivable	43	(144)
(Increase) decrease in accounts receivable from securitizations(1)	12	(61)
(Increase) decrease in other assets(1)	792	1,647
Increase (decrease) in interest payable	(19)	34
Increase (decrease) in other liabilities(1)	127	(286)
Net cash provided by operating activities attributable to discontinued operations	49	19

Net cash provided by operating activities	4,361	4,811

Investing activities:
Increase in restricted cash for securitization investors(1)	274	552
Purchases of securities available for sale	(5,085)	(14,982)
Proceeds from paydowns and maturities of securities available for sale	4,715	6,085
Proceeds from sales of securities available for sale	2,570	9,061
Proceeds from sale of interest-only bonds	0	57
Net (increase) decrease in loans held for investment(1)	(4,474)	5,023
Principal recoveries of loans previously charged off	826	826
Additions of premises and equipment	(159)	(150)
Net payments for acquisitions	(1,444)	0

Net cash provided by (used in) investing activities	(2,777)	6,472

Financing activities:
Net increase in deposits	3,907	1,522
Net decrease in securitized debt obligations	(7,055)	0
Net (increase) decrease in other borrowings(1)	2,983	(16,225)
Purchases of treasury stock	(39)	(20)
Dividends paid on common stock	(46)	(46)
Net proceeds from issuances of common stock	18	15
Proceeds from share-based payment activities	42	4
Net cash used in financing activities attributable to discontinued operations	0	(19)

Net cash used in financing activities	(190)	(14,769)

Increase (decrease) in cash and cash equivalents	1,394	(3,486)
Cash and cash equivalents at beginning of the period	5,249	8,685

Cash and cash equivalents at end of the period	$6,643	$5,199

Supplemental cash flow information:
Non-cash items:
Impact of the net fair value of assets acquired and liabilities assumed for acquisitions	$3	$0
Cumulative effect from adoption of new consolidation accounting standards	0	2,972

(1)	Excludes the initial impact from the January 1, 2010 adoption of the new consolidation standards.

See Notes to Consolidated Financial Statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, which was established in 1995, is a diversified financial services holding company headquartered in McLean, Virginia. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries include Capital One Bank (USA), National Association (“COBNA”) and Capital One, National Association (“CONA”). The Company and its subsidiaries are hereafter collectively referred to as “we,” “us” or “our.” CONA and COBNA are hereafter collectively referred to as the “Banks.” As one of the 10 largest banks in the United States based on deposits, we serve banking customers through branch locations primarily in New York, New Jersey, Texas, Louisiana, Maryland, Virginia and the District of Columbia. In addition to bank lending and depository services, we offer credit and debit card products, mortgage banking and treasury management services. We offer our products outside of the United States principally through operations in the United Kingdom and Canada.

Our principal operations are organized into three primary business segments, which are defined based on the products and services provided, or the type of customer served: Credit Card, Consumer Banking and Commercial Banking.

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

Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2010 Form 10-K under “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.” Below we describe accounting standards that we adopted in 2011 and recently issued accounting standards that we have not yet adopted.

Accounting Standards Adopted in 2011

Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures about fair value measurements. The guidance, which amended previous disclosure requirements for fair value measurements, requires new disclosures for significant transfers of financial assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy, and requires that information on purchases, sales, issuances and settlements in the rollforward of Level 3 activity be presented on a gross basis rather than on a net basis The amended guidance also provides several clarifications with respect to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. We adopted the requirement for gross presentation in the Level 3 rollforward on January 1, 2011. The remaining provisions of the guidance were effective for us on January 1, 2010. Our adoption of the updated guidance did not affect our financial condition, results of operations or liquidity since it amends only the disclosure requirements for fair value measurements.

Recently Issued but Not Yet Adopted Accounting Standards

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance that revises the manner in which comprehensive income is required to be presented in financial statements. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The guidance eliminates the option to present components of other comprehensive income in the statement of changes in stockholders’ equity. It does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The guidance requires retrospective application and is effective for interim and annual periods beginning on or after December 15, 2011. We intend to adopt the guidance in the first quarter of 2012. Our adoption of the guidance will have no effect on our financial condition, results of operations or liquidity since it impacts presentation only.

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement principles and expands the existing disclosure requirements for fair value measurements. The amended guidance is effective for public entities for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We intend to adopt the amended guidance in the first quarter of 2012, and are currently assessing the impact that the adoption will have on our consolidated financial statements.

Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued an amendment to the accounting guidance for receivables to clarify when a restructuring, such as a loan modification, is considered a troubled debt restructuring (“TDR”). This amendment provides clarification on determining whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The amended guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption, with early adoption permitted. We intend to adopt this guidance in the third quarter of 2011. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to the guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. As a result of this amendment, we do not expect that repurchase agreements will qualify for derecognition from the transferor’s financial statements and will be treated as secured borrowings. The amendment is effective prospectively for transactions or modification of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. We intend to adopt the amended guidance on January 1, 2012. We do not expect that the adoption will have a material impact on our consolidated financial statements.

NOTE 2—ACQUISITIONS

We regularly explore opportunities to enter into strategic partnership agreements or acquire financial services companies and businesses to expand our distribution channels and grow our customer base. We may structure these transactions with both an initial payment and later contingent payments tied to future financial performance. In some partnership agreements, we may enter into collaborative risk-sharing arrangements that provide for revenue and loss sharing.

Accounting for Acquisitions

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

Accounting for Partnership Agreements

Our partnership agreements primarily relate to alliances with third parties to provide lending and other services to private label credit card customers. We evaluate the specific terms of each agreement to determine whether it meets the definition of a collaborative arrangement and how revenue generated from third parties, costs incurred and transactions between participants in the partnership agreement should be accounted for and reported in our consolidated financial statements. A collaborative arrangement is a contractual arrangement that involves a joint operating activity involving two or more parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the economic success of the activity.

If the agreement involves payments between participants under a revenue or loss sharing arrangement, we must determine whether to report revenue or loss amounts on a gross basis or on a net basis after taking into consideration payments due to or due from participants. We evaluate the contractual provisions of each transaction and applicable accounting guidance in determining the manner in which to report the impact of revenue and loss sharing amounts in our consolidated balance sheet and the related impact on our allowance for loan and lease losses. Our consolidated net income is the same regardless of whether we record revenue or expense amounts on a gross or net basis.

2011 Acquisitions

Hudson’s Bay Company Credit Card Portfolio

On January 7, 2011, in a cash transaction, we acquired the credit card portfolio of Hudson’s Bay Company (“HBC”), a Canadian operation, from GE Capital Retail Finance. The acquisition and partnership with HBC significantly expands our credit card customer base in Canada, tripling the number of customer accounts, and provide an additional distribution channel. The acquisition included outstanding credit card loan receivables with a fair value of approximately $1.4 billion, and a transfer of approximately 400 employees directly involved in managing the HBC portfolio.

We accounted for the acquisition as a business combination. Accordingly, we recorded the assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair values as of the acquisition date and consolidated with our results. In connection with the acquisition, we recorded goodwill of $3 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. We also recognized a purchased credit card relationship intangible asset of $11 million at acquisition and a contract-based intangible asset of $70 million. Because the acquisition was considered to be a taxable transaction, the goodwill is deductible for tax purposes. The goodwill was assigned to the International Card reporting unit of our Credit Card segment, and the acquired loan portfolio is reflected in the operations of our International Card business.

Kohl’s Credit Card Portfolio

In August 2010, we entered into a private-label credit card partnership agreement with Kohl’s Department Stores (“Kohl’s”). In connection with the partnership agreement, effective April 1, 2011, we acquired Kohl’s existing private-label credit card loan portfolio from JPMorgan Chase & Co. The existing portfolio, which consists of more than 20 million Kohl’s customer accounts, had an outstanding principal and interest balance of approximately $3.7 billion at acquisition. The partnership agreement has an initial seven-year term and an automatic one-year renewal thereafter. We accounted for the purchase as an asset acquisition.

Under the terms of the partnership agreement and in conjunction with the acquisition, we began issuing Kohl’s branded private-label credit cards to new and existing Kohl’s customers on April 1, 2011. Risk management decisions are jointly managed by Kohl’s and us, but we retain final authority over risk management decisions. Kohl’s has primary responsibility for handling customer service functions and advertising and marketing related to credit card customers.

We share a fixed percentage of revenues, consisting of finance charges and late fees, with Kohl’s, and Kohl’s is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the Kohl’s credit card program are reported on a net basis in our consolidated financial statements. The revenue sharing amounts earned by Kohl’s are reflected as an offset against our revenues in our consolidated statements of income. The loss sharing amounts from Kohl’s are reflected as a reduction in our provision for loan and lease losses in our consolidated statements of income. We also report the related allowance for loan and lease losses attributable to the Kohl’s portfolio in our consolidated balance sheets net of the loss sharing amount due from Kohl’s.

Interest income was reduced by $215 million in the second quarter and first six months of 2011 for amounts earned by Kohl’s. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. In addition, the expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011. The reduction in the provision for loan and lease losses attributable to Kohl’s was $212 million for the second quarter and first six months of 2011.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations and wholesale banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations for the three and six months ended June 30, 2011 and 2010. We have no significant continuing involvement in these operations.

The loss from discontinued operations includes an expense of $33 million ($22 million, net of tax) and $72 million ($51 million, net of tax), in the second quarter and first six months of 2011, respectively, and an expense of $309 million ($212 million, net of tax) and $433 million ($309 million, net of tax), in the second quarter and first six months of 2010, respectively, recorded in non-interest expense, primarily attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale banking unit.

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Net interest expense	$0	$0	$0	$(1)
Non-interest expense	(53)	(316)	(78)	(445)

Loss from discontinued operations before taxes	(53)	(316)	(78)	(446)
Income tax benefit	19	112	28	158

Loss from discontinued operations, net of taxes	$(34)	$(204)	$(50)	$(288)

The discontinued mortgage origination operations of our wholesale home loan banking unit had remaining assets of $32 million and $362 million as of June 30, 2011 and December 31, 2010, respectively, which consisted primarily of cash. Liabilities totaled $633 million and $585 million as of June 30, 2011 and December 31, 2010, respectively, consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

NOTE 4—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $39.5 billion and $41.5 billion, as of June 30, 2011 and December 31, 2010, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans and leases, equipment loans, and other; municipal securities and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 71% of our total investment securities portfolio as of June 30, 2011, compared with 70% as of December 31, 2010.

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of June 30, 2011, and are reported in our consolidated balance sheet at fair value. The following tables present the amortized cost, fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of June 30, 2011 and December 31, 2010. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”):

	June 30, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury debt obligations	$301	$10	$0	$0	$0	$311
U.S. Agency debt obligations(3)	166	10	0	0	0	176
Collateralized mortgage obligations (“CMOs”):
Agency(4)	12,104	310	0	(2)	(2)	12,412
Non-agency	953	1	(59)	(6)	(65)	889

Total CMOs	13,057	311	(59)	(8)	(67)	13,301
Mortgage-backed securities (“MBS”):
Agency(4)	14,344	452	0	(63)	(63)	14,733
Non-agency	630	1	(57)	(1)	(58)	573

Total MBS	14,974	453	(57)	(64)	(121)	15,306

Asset-backed securities (“ABS”)(5)	9,769	67	0	(4)	(4)	9,832
Other(6)	489	63	0	(4)	(4)	548

Total securities available-for-sale	$38,756	$914	$(116)	$(80)	$(196)	$39,474

	December 31, 2010
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury debt obligations	$373	$13	$0	$0	$0	$386
U.S. Agency debt obligations(3)	301	13	0	0	0	314
Collateralized mortgage obligations (“CMOs”):
Agency(4)	12,303	271	0	(8)	(8)	12,566
Non-agency	1,091	0	(59)	(13)	(72)	1,019

Total CMOs	13,394	271	(59)	(21)	(80)	13,585
Mortgage-backed securities (“MBS”):
Agency(4)	15,721	397	0	(135)	(135)	15,983
Non-agency	735	1	(46)	(9)	(55)	681

Total MBS	16,456	398	(46)	(144)	(190)	16,664
Asset-backed securities (“ABS”)(5)	9,901	69	0	(4)	(4)	9,966
Other(6)	563	66	0	(7)	(7)	622

Total securities available-for-sale	$40,988	$830	$(105)	$(176)	$(281)	$41,537

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Consists of debt securities issued by Fannie Mae and Freddie Mac, which had amortized cost of $165 million and $200 million as of June 30, 2011 and December 31, 2010, respectively, and fair value of $175 million and $213 million as of June 30, 2011 and December 31, 2010, respectively.

(4)

Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, which had amortized cost of $15.5 billion, $7.7 billion and $3.2 billion, respectively, and fair value of $15.9 billion, $7.9 billion and $3.3 billion, respectively, as of June 30, 2011. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of June 30, 2011.

(5)

Consists of securities collateralized by credit card loans, auto dealer and floor plan inventory loans and leases, student loans, auto loans, equipment loans and other. The distribution among these asset types was approximately 71.0% credit card loans, 9.3% auto dealer floor plan inventory loans and leases, 6.9% student loans, 6.6% auto loans, 1.9% equipment loans, and 4.3% of other loans as of June 30, 2011. In comparison, the distribution was approximately 77.8% credit card loans, 5.6% auto dealer floor plan inventory loans and leases, 7.2% student loans, 6.7% auto loans, 2.5% equipment loans and 0.2% home equity lines of credit as of December 31, 2010. Approximately 91.7% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2011, compared with 90.1% as of December 31, 2010. Our asset-backed security portfolio also includes commercial mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae which had an amortized cost of $8 million, $158 million and $55 million, respectively, and fair values of $9 million, $161 million and $56 million, respectively, as of June 30, 2011.

(6)	Consists of municipal securities and equity investments related primarily to CRA activities.

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	0	0	0	0	0	0
CMOs:
Agency(2)	255	(1)	240	(1)	495	(2)
Non-agency	149	(6)	643	(59)	792	(65)

Total CMOs	404	(7)	883	(60)	1,287	(67)
MBS:
Agency(2)	4,036	(62)	149	(1)	4,185	(63)
Non-agency	36	0	515	(58)	551	(58)

Total MBS	4,072	(62)	664	(59)	4,736	(121)

Total ABS(3)	868	(2)	98	(2)	966	(4)
Other	247	(1)	64	(3)	311	(4)

Total securities available-for-sale in a gross unrealized loss position	$5,591	$(72)	$1,709	$(124)	$7,300	$(196)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
U.S. Treasury debt obligations	$0	$0	$0	$0	$0	$0
U.S. Agency debt obligations(1)	0	0	0	0	0	0
CMOs:
Agency(2)	1,253	(7)	279	(1)	1,532	(8)
Non-agency	17	0	976	(72)	993	(72)

Total CMOs	1,270	(7)	1,255	(73)	2,525	(80)
MBS:
Agency(2)	5,318	(134)	177	(1)	5,495	(135)
Non-agency	28	0	590	(55)	618	(55)

Total MBS	5,346	(134)	767	(56)	6,113	(190)
Total ABS	1,411	(2)	33	(2)	1,444	(4)
Other	300	(1)	80	(6)	380	(7)

Total securities available-for-sale in a gross unrealized loss position	$8,327	$(144)	$2,135	$(137)	$10,462	$(281)

(1)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(2)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(3)	Consists of commercial mortgage-backed securities issued by Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities of $196 million as of June 30, 2011 relate to approximately 262 individual securities. Our investments in non-agency CMOs, non-agency residential MBS and non-agency asset-backed securities accounted for $127 million, or 65%, of total gross unrealized losses as of June 30, 2011. Of the $196 million gross unrealized losses as of June 30, 2011, $124 million related to securities that had been in a loss position for more than 12 months. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency CMO and non-agency residential MBS, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available-for-Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2011:

	June 30, 2011
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2,388	$2,397
Due after 1 year through 5 years	6,899	6,964
Due after 5 years through 10 years	1,304	1,337
Due after 10 years(1)	28,165	28,776

Total	$38,756	$39,474

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of June 30, 2011. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	June 30, 2011
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available- for-sale:
U.S. Treasury debt obligations	$186	1.83%	$125	4.27%	$0	0%	$0	0%	$311	2.76%
U.S. Agency debt obligations(2)	36	4.38	140	4.56	0	0	0	0	176	4.52
CMOs:
Agency(3)	751	5.51	6,392	4.39	5,247	4.25	22	4.64	12,412	4.40
Non-agency	214	5.90	373	5.42	264	5.50	38	9.03	889	5.70

Total CMOs	965	5.60	6,765	4.45	5,511	4.32	60	7.49	13,301	4.49
MBS:
Agency(3)	86	5.18	4,532	4.87	9,739	4.37	376	4.19	14,733	4.52
Non-agency	0	0	316	6.03	257	5.88	0	0	573	5.96

Total MBS	86	5.18	4,848	4.95	9,996	4.42	376	4.19	15,306	4.58

Total ABS(4)	1,859	2.11	7,422	2.24	511	4.08	40	2.08	9,832	2.31
Other(5)	294	1.78	70	4.17	4	4.62	180	1.41	548	2.06

Total securities available for sale	$3,426	3.14%	$19,370	3.71%	$16,022	4.37%	$656	3.81%	$39,474	3.93%

Amortized cost of securities available-for-sale	$3,400		$18,989		$15,767		$600		$38,756

(1)	Yields are calculated based on the amortized cost of the securities.
(2)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Consists of commercial mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(5)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

Credit Ratings

Approximately 93% and 92% of our total investment securities portfolio was rated AAA or its equivalent as of June 30, 2011 and December 31, 2010, respectively, while approximately 4% were below investment grade as of June 30, 2011 and December 31, 2010. All of our agency securities were rated AAA as of June 30, 2011 and December 31, 2010. The table below presents information on the credit ratings of our non-agency CMOs and non-agency MBS, which account for the substantial majority of the unrealized losses related to our investment securities portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency CMOs	2%	0%	12%	88%	3%	1%	11%	88%
Non-agency MBS	2	0	5	95	2	0	6	94

(1)	Calculated based on the amortized cost of the major security type presented divided by the amortized cost of our total investment securities portfolio as of the end of each period.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position at least quarterly, and more often as market conditions require, to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments; the value of underlying collateral; our intent and ability to hold the security; and current market conditions.

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

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Total OTTI losses	$27	$27	$50	$77
Less: Non-credit component of OTTI losses recorded in OCI	(21)	(1)	(41)	(20)

Net OTTI losses recognized in earnings	$6	$26	$9	$57

As indicated in the table above, we recorded credit related losses in earnings totaling $6 million and $26 million for the three months ended June 30, 2011 and 2010, respectively, and $9 million and $57 million for the six months ended June 30, 2011 and 2010, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $116 million and $105 million as of June 30, 2011 and December 31, 2010, respectively. We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and other borrower characteristics.

We believe the gross unrealized losses related to all other securities of $80 million as of June 30, 2011 are attributable to changes in market interest rates and asset spreads. We therefore do not expect to incur any credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities as of June 30, 2011 is not other-than-temporary.

The table below presents activity for the three and six months ended June 30, 2011 and 2010, respectively, related to the credit component recognized in earnings on investment debt securities for which a portion of the OTTI loss, the non-credit component, was recorded in AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Beginning balance	$50	$34	$49	$32
Additions for the credit component of OTTI on debt securities for which OTTI losses were not previously recognized(2)	2	2	3	7
Additions for the credit component of OTTI on debt securities for which OTTI losses were previously recognized	4	7	6	14
Reductions related to debt securities for which the non-credit component previously recorded in AOCI was recognized in earnings because of our intent to sell the securities and for securities sold during the period(1)	0	(2)	(2)	(12)

Ending balance	$56	$41	$56	$41

(1)

For the three and six months ended June 30, 2011, no OTTI losses were recognized in earnings on securities for which no portion of the OTTI losses remained in AOCI. For the three and six months ended June 30, 2010, we recognized $17 million and $36 million, respectively, on securities for which no portion of the OTTI losses remained in AOCI. OTTI losses related to these debt securities are excluded from these amounts.

(2)	Includes $4 million of OTTI recorded in the first quarter of 2010 on negative amortization bonds classified as held to maturity.

AOCI, Net of Taxes, Related to Securities Available for Sale

The table below presents the changes in AOCI, net of taxes, related to our available-for-sale securities. The net unrealized gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax, during the period. The net reclassification adjustment for net realized losses (gains) represents the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of an available-for-sale security or the recognition of an impairment loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Beginning balance AOCI related to securities available for sale, net of tax(1)	$311	$333	$369	$186
Net unrealized gains (losses), net of tax(2)	164	337	109	509
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	3	4	0	(21)

Ending balance AOCI related to securities available for sale, net of tax	$478	$674	$478	$674

(1)

Net of tax benefit (expense) of $(171) million and $(183) million for the three months ended June 30, 2011 and 2010, respectively, and $(203) million and $(102) million for the six months ended June 30, 2011 and 2010, respectively.

(2)

Net of tax benefit (expense) of $(90) million and $(185) million for the three months ended June 30, 2011 and 2010, respectively, and $(60) million and $(280) million for the six months ended June 30, 2011 and 2010, respectively.

(3)

Net of tax (benefit) expense of $2 million and $2 million for the three months ended June 30, 2011 and 2010, respectively, and $0 and $(11) million for the six months ended June 30, 2011 and 2010, respectively.

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings for the three and six months ended June 30, 2011 and 2010. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of available-for-sale investment securities for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Gross realized investment gains	$9	$14	$14	$108
Gross realized investment losses	(1)	0	(3)	0

Net realized gains	$8	$14	$11	$108

Total proceeds from sales	$1,724	$1,632	$2,570	$9,061

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We had securities pledged with a fair value of $10.7 billion and $10.0 billion as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we pledged securities with the ability of the secured party to repledge of $1.4 billion and $20 million of cash collateral has been posted.

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. The table below presents the composition of our held-for-investment loan portfolio, including restricted loans for securitization investors, as of June 30, 2011 and December 31, 2010. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international loans as well as installment loans. Consumer banking loans consist of automobile, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate loans.

(Dollars in millions)	June 30, 2011	December 31, 2010
Credit Card business:
Domestic credit card loans	$51,236	$49,979
International credit card loans	8,709	7,513

Total credit card loans	59,945	57,492

Domestic installment loans	2,758	3,870
International installment loans	2	9

Total installment loans	2,760	3,879

Total credit card	62,705	61,371

Consumer Banking business:
Automobile	19,223	17,867
Home loans	11,323	12,103
Other retail	4,046	4,413

Total consumer banking	34,592	34,383

Commercial Banking business:
Commercial and multifamily real estate(1)	14,035	13,396
Middle market	11,404	10,484
Specialty lending	4,122	4,020

Total commercial lending	29,561	27,900
Small-ticket commercial real estate	1,642	1,842

Total commercial banking	31,203	29,742
Other:
Other loans	465	451

Total loans	$128,965	$125,947

(1)	Includes construction loans and land development loans totaling $2.1 billion as of June 30, 2011 and $2.4 billion as of December 31, 2010.

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

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We do not report loans accounted for under the fair value option and loans held for sale as nonperforming. Our policies for classifying loans as nonperforming, by loan category, are as follows:

•

Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged-off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off. When we do not expect full payment of billed finance charges and fees, we reduce the balance of the credit card loan by the estimated uncollectible portion of any billed finance charges and fees and exclude this amount from revenue. Installment loans are included in our credit card segment and classified as nonperforming when the loan is 120 days past due.

•

Consumer banking loans: We classify other non-credit card consumer loans as nonperforming at the earlier of the date when we determine that the collectability of interest or principal on the loan is not reasonably assured or in the period in which the loan becomes 90 days past due for automobile, home loans and unsecured small business revolving lines of credit and 120 days past due for all other non-credit card consumer loans.

•

Commercial banking loans: We classify commercial loans as nonperforming at the earlier of the date we determine that the collectability of interest or principal on the loan is not reasonably assured or in the period that the loan becomes 90 days past due.

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

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of June 30, 2011 and December 31, 2010.

Loans 90 days or more past due totaled approximately $1.9 billion and $2.2 billion as of June 30, 2011 and December 31, 2010, respectively. Loans classified as nonperforming totaled $1.2 billion as of both June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic credit card and installment loans	$52,196	$558	$374	$866	$1,798	$0	$53,994	$866	$0
International credit card and installment loans	8,249	149	101	212	462	0	8,711	212	0

Total credit card	60,445	707	475	1,078	2,260	0	62,705	1,078	0

Consumer Banking:
Auto	17,904	823	347	82	1,252	67	19,223	0	81
Home loans	6,259	68	41	378	487	4,577	11,323	0	474
Retail banking	3,963	22	12	46	80	3	4,046	3	77

Total consumer banking	28,126	913	400	506	1,819	4,647	34,592	3	632

Commercial Banking:
Commercial and multifamily real estate	13,555	20	45	204	269	211	14,035	9	307
Middle market	11,017	26	7	67	100	287	11,404	0	129
Specialty lending	4,081	24	7	10	41	0	4,122	2	37

Total commercial lending	28,653	70	59	281	410	498	29,561	11	473
Small-ticket commercial real estate	1,590	38	7	7	52	0	1,642	0	8

Total commercial banking	30,243	108	66	288	462	498	31,203	11	481

Other:
Other loans	397	20	7	41	68	0	465	0	51

Total	$119,211	$1,748	$948	$1,913	$4,609	$5,145	$128,965	$1,092	$1,164

% of Total loans	92.4%	1.4%	0.7%	1.5%	3.6%	4.0%	100.0%	0.9%	0.9%

	December 31, 2010
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic credit card and installment loans	$51,649	$558	$466	$1,176	$2,200	$0	$53,849	$1,176	$0
International credit card and installment loans	7,090	132	97	203	432	0	7,522	203	0

Total credit card	58,739	690	563	1,379	2,632	0	61,371	1,379	0

Consumer Banking:
Auto	16,414	952	402	99	1,453	0	17,867	0	99
Home loans	6,707	65	44	395	504	4,892	12,103	0	486
Retail banking	4,218	31	22	40	93	102	4,413	5	91

Total consumer banking	27,339	1,048	468	534	2,050	4,994	34,383	5	676

Commercial Banking:
Commercial and multifamily real estate	12,816	118	31	153	302	278	13,396	14	276
Middle market	10,113	34	5	50	89	282	10,484	0	133
Specialty lending	3,962	25	7	26	58	0	4,020	0	48

Total commercial lending	26,891	177	43	229	449	560	27,900	14	457
Small-ticket commercial real estate	1,711	74	24	33	131	0	1,842	0	38

Total commercial banking	28,602	251	67	262	580	560	29,742	14	495

Other:
Other loans	382	19	5	45	69	0	451	0	54

Total	$115,062	$2,008	$1,103	$2,220	$5,331	$5,554	$125,947	$1,398	$1,225

% of Total loans	91.4%	1.6%	0.9%	1.7%	4.2%	4.4%	100.0%	1.1%	1.0%

(1)	Purchased credit-impaired loans are excluded from loans reported as 90 days or more past due and still accruing interest and nonperforming loans.

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

•

Consumer banking loans: We generally charge-off consumer loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for mortgage loans and unsecured small business lines of credit and 120 days for auto and other non-credit card consumer loans. We calculate the charge-off amount for mortgage loans based on the difference between our recorded investment in the loan and the fair value of the underlying property and estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for declines in home values below our initial fair value and selling cost estimate at the date mortgage loans are charged-off. Consumer loans in bankruptcy, except for auto and mortgage loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court. Auto and home loans in bankruptcy are charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date or in the period the loan becomes 120 days past due for auto loans and 180 days past due for mortgage loans regardless of the bankruptcy notification date. Consumer loans of deceased account holders are charged-off within 60 days of receipt of notification.

•	Commercial banking loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

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

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We, therefore, generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of June 30, 2011 and December 31, 2010. We also present comparative net charge-offs for the three and six months ended June 30, 2011 and 2010.

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic card and installment loans:
California	$6,233	9.9%	$6,242	10.2%
Texas	3,532	5.6	3,633	5.9
New York	3,669	5.9	3,599	5.8
Florida	3,224	5.1	3,298	5.4
Illinois	2,546	4.1	2,403	3.9
Pennsylvania	2,432	3.9	2,389	3.9
Ohio	2,170	3.5	2,109	3.4
New Jersey	2,070	3.3	1,971	3.2
Michigan	1,747	2.8	1,716	2.8
Other	26,371	42.0	26,489	43.2

Total domestic card and installment loans	53,994	86.1%	53,849	87.7%

International card and installment loans:
United Kingdom	4,689	7.5	4,102	6.7
Canada	4,022	6.4	3,420	5.6

Total international card and installment loans	8,711	13.9%	7,522	12.3%

Total credit card	$62,705	100.0%	$61,371	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,260	3.60%	$2,632	4.29%
90+ day delinquencies(2)	1,078	1.72	1,379	2.25

	Three Months Ended June 30,
	2011		2010
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic	$638	4.74%	$1,308	9.49%
International	155	7.02	155	8.38

Total(3)	$793	5.06%	$1,463	9.36%

	Six Months Ended June 30,
	2011		2010
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic	$1,442	5.45%	$2,828	10.00%
International	280	6.39	328	8.61

Total(3)	$1,722	5.59%	$3,156	9.84%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card and installment loans as of the end of the reported period.

(2)

Delinquency rates calculated by dividing delinquent credit card and installment loans by the total balance of credit card and installment loans held for investment as of the end of the reported period.

(3)	Calculated by dividing annualized net charge-offs by average credit card loans held for investment during the three and six months ended June 30, 2011 and 2010.

The 30+ day delinquency rate for our credit card loan portfolio decreased to 3.60% as of June 30, 2011, from 4.29% as of December 31, 2010, reflecting strong underlying credit improvement trends.

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans acquired from Chevy Chase Bank. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding PCI loans as of June 30, 2011 and December 31, 2010, and net charge-offs for the three and six months ended June 30, 2011 and 2010.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	June 30, 2011
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,496	10.1%	$0	0.0%	$3,496	10.1%
California	1,487	4.3	0	0.0	1,487	4.3
Louisiana	1,367	4.0	0	0.0	1,367	4.0
Florida	1,037	3.0	0	0.0	1,037	3.0
Georgia	1,007	2.9	0	0.0	1,007	2.9
New York	916	2.6	0	0.0	916	2.6
Illinois	893	2.6	0	0.0	893	2.6
Other	8,953	25.9	67	0.2	9,020	26.1

Total auto	$19,156	55.4%	$67	0.2%	$19,223	55.6%

Home loans:
New York	$1,908	5.5%	$274	0.8%	$2,182	6.3%
California	880	2.5	1,287	3.7	2,167	6.2
Louisiana	1,781	5.2	2	0.0	1,783	5.2
Maryland	301	0.9	581	1.7	882	2.6
Virginia	212	0.6	555	1.6	767	2.2
New Jersey	377	1.1	254	0.7	631	1.8
Other	1,287	3.7	1,624	4.7	2,911	8.4

Total home loans	$6,746	19.5%	$4,577	13.2%	$11,323	32.7%

Retail banking:
Louisiana	$1,610	4.7%	$0	0.0%	$1,610	4.7%
Texas	996	2.9	0	0.0	996	2.9
New York	868	2.5	0	0.0	868	2.5
New Jersey	330	1.0	0	0.0	330	1.0
Maryland	73	0.2	2	0.0	75	0.2
Virginia	45	0.1	1	0.0	46	0.1
Other	121	0.3	0	0.0	121	0.3

Total retail banking	$4,043	11.7%	$3	0.0%	$4,046	11.7%

Total consumer banking	$29,945	86.6%	$4,647	13.4%	$34,592	100.0%

	June 30, 2011
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,252	6.51%	$487	4.30%	$80	1.99%	$1,819	5.26%
90+ day delinquencies	82	0.43	378	3.34	46	1.14	506	1.46
Nonperforming loans	81	0.42	474	4.19	77	1.90	632	1.83

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,161	9.2%	$0	0.0%	$3,161	9.2%
California	1,412	4.1	0	0.0	1,412	4.1
Louisiana	1,334	3.9	0	0.0	1,334	3.9
Florida	954	2.8	0	0.0	954	2.8
Georgia	908	2.6	0	0.0	908	2.6
New York	894	2.6	0	0.0	894	2.6
Illinois	843	2.5	0	0.0	843	2.5
Other	8,361	24.3	0	0.0	8,361	24.3

Total auto	$17,867	52.0%	$0	0.0%	$17,867	52.0%

Home loans:
New York	$2,069	6.0%	$311	0.9%	$2,380	6.9%
California	959	2.8	1,380	4.0	2,339	6.8
Louisiana	1,776	5.2	2	0.0	1,778	5.2
Maryland	281	0.8	605	1.8	886	2.6
Virginia	200	0.6	591	1.7	791	2.3
New Jersey	423	1.2	278	0.8	701	2.0
Other	1,503	4.4	1,725	5.0	3,228	9.4

Total home loans	$7,211	21.0%	$4,892	14.2%	$12,103	35.2%

Retail banking:
Louisiana	$1,754	5.1%	$0	0.0%	$1,754	5.1%
Texas	1,125	3.3	0	0.0	1,125	3.3
New York	909	2.6	0	0.0	909	2.6
New Jersey	357	1.0	0	0.0	357	1.0
Maryland	58	0.2	31	0.1	89	0.3
Virginia	35	0.1	17	0.1	52	0.2
Other	73	0.2	54	0.1	127	0.3

Total retail banking	$4,311	12.5%	$102	0.3%	$4,413	12.8%

Total consumer banking	$29,389	85.5%	$4,994	14.5%	$34,383	100.0%

	December 31, 2010
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,453	8.13%	$504	4.16%	$93	2.11%	$2,050	5.96%
90+ day delinquencies	99	0.55	395	3.27	40	0.91	534	1.54
Nonperforming loans	99	0.55	486	4.01	91	2.07	676	1.97

	Three Months Ended June 30, 2011
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$52	1.11%	$17	0.60%	$19	1.73%	$88	1.01%

	Three Months Ended June 30, 2010
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$90	2.09%	$16	0.46%	$25	2.11%	$131	1.47%

	Six Months Ended June 30, 2011
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$141	1.53%	$38	0.65%	$42	2.00%	$221	1.29%

	Six Months Ended June 30, 2010
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$223	2.55%	$51	0.70%	$52	2.11%	$326	1.76%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing annualized net charge-offs by average loans held for investment for the three and six months ended June 30, 2011 and 2010.

Home Loans

Our home loans portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loans portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loans portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise in unemployment. These loan concentrations include loans originated during 2008, 2007 and 2006 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loans portfolio as of June 30, 2011 and December 31, 2010 based on selected key risk characteristics.

Home Loans: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	June 30, 2011
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,390	38.7%	$1,752	15.5%	$6,142	54.2%
2006	766	6.8	1,061	9.3	1,827	16.1
2007	563	5.0	1,421	12.5	1,984	17.5
2008	278	2.5	336	3.0	614	5.5
2009	262	2.3	7	0.1	269	2.4
2010	361	3.2	0	0.0	361	3.2
2011	126	1.1	0	0.0	126	1.1

Total	$6,746	59.6%	$4,577	40.4%	$11,323	100.0%

Geographic concentration:(2)
New York	$1,908	16.9%	$274	2.4%	$2,182	19.3%
California	880	7.8	1,287	11.4	2,167	19.2
Louisiana	1,781	15.7	2	0.0	1,783	15.7
Maryland	301	2.7	581	5.1	882	7.8
Virginia	212	1.9	555	4.9	767	6.8
New Jersey	377	3.3	254	2.2	631	5.5
Texas	495	4.4	30	0.3	525	4.7
Florida	128	1.1	263	2.3	391	3.4
District of Columbia	79	0.6	136	1.2	215	1.8
Washington	69	0.6	99	0.9	168	1.5
Connecticut	88	0.8	70	0.6	158	1.4
Other	428	3.8	1,026	9.1	1,454	12.9

Total	$6,746	59.6%	$4,577	40.4%	$11,323	100.0%

Lien type:
1st lien	$5,604	49.5%	$4,012	35.4%	$9,602	84.9%
2nd lien	1,142	10.1	565	5.0	1,721	15.1

Total	$6,746	59.6%	$4,577	40.4%	$11,323	100.0%

Interest rate type:
Fixed rate	$2,892	25.6%	$110	0.9%	$3,002	26.5%
Adjustable rate	3,854	34.0	4,467	39.5	8,321	73.5

Total	$6,746	59.6%	$4,577	40.4%	$11,323	100.0%

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,801	39.7%	$1,852	15.3%	$6,653	55.0%
2006	848	7.0	1,133	9.3	1,981	16.3
2007	609	5.0	1,527	12.6	2,136	17.6
2008	305	2.5	371	3.1	676	5.6
2009	288	2.4	9	0.1	297	2.5
2010	360	3.0	0	0.0	360	3.0

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Geographic concentration:(2)
New York	$2,069	17.1%	$311	2.6%	$2,380	19.7%
California	959	7.9	1,380	11.4	2,339	19.3
Louisiana	1,776	14.7	2	0.0	1,778	14.7
Maryland	281	2.3	605	5.0	886	7.3
Virginia	200	1.7	591	4.9	791	6.6
New Jersey	423	3.5	278	2.3	701	5.8
Texas	491	4.1	32	0.3	523	4.4
Florida	139	1.1	290	2.4	429	3.5
District of Columbia	77	0.6	149	1.2	226	1.8
Connecticut	110	0.9	85	0.7	195	1.6
Other	686	5.7	1,169	9.6	1,855	15.3

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Lien type:
1st lien	$6,015	49.7%	$4,303	35.5%	$10,318	85.2%
2nd lien	1,196	9.9	589	4.9	1,785	14.8

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Interest rate type:
Fixed rate	$3,548	29.3%	$182	1.5%	$3,730	30.8%
Adjustable rate	3,663	30.3	4,710	38.9	8,373	69.2

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

(1)	Percentages within each risk category calculated based on total held for investment home loans.
(2)	Represents the top ten states in which we have the highest concentration of home loans.

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

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of June 30, 2011 and December 31, 2010.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	June 30, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$11,228	80.0%	$3,339	29.3%	$1,550	37.6%	$1,019	62.1%	$17,136	54.9%
Mid-Atlantic	1,137	8.1	823	7.2	188	4.6	64	3.9	2,212	7.1
South	1,254	8.9	6,389	56.0	748	18.1	99	6.0	8,490	27.2
Other	205	1.5	566	5.0	1,636	39.7	460	28.0	2,867	9.2

Total non-PCI loans	13,824	98.5	11,117	97.5	4,122	100.0	1,642	100.0	30,705	98.4
PCI loans	211	1.5	287	2.5	0	0.0	0	0.0	498	1.6

Total	$14,035	100.0%	$11,404	100.0%	$4,122	100.0%	$1,642	100.0%	$31,203	100.0%

Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$12,462	88.8%	$10,387	91.1%	$4,020	97.5%	$1,590	96.8%	$28,459	91.2%
Criticized performing	1,056	7.5	600	5.3	65	1.6	44	2.7	1,765	5.7
Criticized nonperforming	306	2.2	130	1.1	37	0.9	8	0.5	481	1.5

Total non-PCI loans	13,824	98.5	11,117	97.5	4,122	100.0	1,642	100.0	30,705	98.4

PCI loans:
Noncriticized	$127	0.9%	$250	2.2%	$0	0.0%	$0	0.0%	$377	1.2%
Criticized performing	84	0.6	37	0.3	0	0.0	0	0.0	121	0.4

Total PCI loans	211	1.5	287	2.5	0	0.0	0	0.0	498	1.6

Total	$14,035	100.0%	$11,404	100.0%	$4,122	100.0%	$1,642	100.0%	$31,203	100.0%

	December 31, 2010
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$10,849	81.0%	$3,240	30.9%	$1,548	38.5%	$1,137	61.7%	$16,774	56.4%
Mid-Atlantic	720	5.4	960	9.2	185	4.6	71	3.9	1,936	6.5
South	1,315	9.8	5,191	49.5	733	18.2	119	6.5	7,358	24.7
Other	234	1.8	811	7.7	1,554	38.7	515	27.9	3,114	10.5

Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1
PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9

Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%

Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$11,611	86.7%	$9,445	90.1%	$3,897	96.9%	$1,710	92.8%	$26,663	89.6%
Criticized performing	1,231	9.2	624	6.0	75	1.9	95	5.2	2,025	6.8
Criticized nonperforming	276	2.1	133	1.2	48	1.2	37	2.0	494	1.7

Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1

PCI loans:
Noncriticized	$186	1.3%	$235	2.3%	$0	0.0%	$0	0.0%	$421	1.4%
Criticized performing	92	0.7	47	0.4	0	0.0	0	0.0	139	0.5

Total PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9

Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%

(1)	Amounts based on total loans as of June 30, 2011 and December 31, 2010.
(2)	Percentages calculated based on total held for investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention”, “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans with insignificant delays or insignificant shortfalls in the amount of payments expected to be collected are not considered to be impaired. Income recognition on impaired loans is consistent with that of nonaccrual loans discussed above under “Delinquent and Nonperforming Loans.”

Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans. Our policies for reporting loans as individually impaired, by loan category, are as follows:

•	Credit card loans: Credit card loans, including installment loans, that have been modified in a troubled debt restructuring are accounted for and reported as individually impaired.

•	Consumer banking loans: Consumer banking loans that have been modified in a troubled debt restructuring are accounted for and reported as individually impaired.

•	Commercial banking loans: Commercial banking loans classified as nonperforming or that have been modified in a troubled debt restructuring are reported as impaired.

•	Purchased credit-impaired loans: We track and report PCI loans separately from other impaired loans.

We do not report nonperforming consumer loans that have not been modified in a TDR as individually impaired, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance. Held for sale loans are also not reported as impaired, as these loans are recorded at lower of cost or fair value.

All individually impaired loans are evaluated for an asset-specific allowance. Once a loan is modified in a TDR, the loan is generally considered impaired until maturity regardless of whether the borrower performs under the modified terms. Although the loan may be returned to accrual status if the criteria above under “Delinquent and Nonperforming Loans” are met, the loan would continue to be evaluated for an asset-specific allowance for loan losses and we would continue to report the loan as impaired.

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

The following table presents information about our impaired loans, excluding purchased credit-impaired loans, which are reported separately and discussed below:

	June 30, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic card and installment loans	$746	$0	$746	$264	$482	$726	$748	$37
International card and installment loans	183	0	183	118	65	174	134	2

Total credit card and installment loans	929	0	929	382	547	900	882	39

Consumer banking:
Auto	20	0	20	2	18	19	8	1
Home loans	71	0	71	9	62	71	63	2
Retail banking	17	21	38	1	37	43	40	0

Total consumer banking	108	21	129	12	117	133	111	3

Commercial banking:
Commercial and multifamily real estate	220	220	440	32	408	531	384	3
Middle market	33	90	123	9	114	145	119	1
Specialty lending	3	15	18	1	17	18	20	0

Total commercial lending	256	325	581	42	539	694	523	4

Small-ticket commercial real estate	9	0	9	1	8	9	37	0

Total commercial banking	265	325	590	43	547	703	560	4

Other:
Other loans	0	1	1	0	1	1	1	0

Total	$1,302	$347	$1,649	$437	$1,212	$1,737	$1,554	$46

	December 31, 2010
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic card and installment loans	$753	$0	$753	$253	$500	$739	$644	$76
International card and installment loans	160	0	160	133	27	154	128	0

Total credit card and installment loans	913	0	913	386	527	893	772	76

Consumer banking:
Auto	0	0	0	0	0	0	0	0
Home loans	57	0	57	1	56	57	28	1
Retail banking	23	17	40	1	39	51	46	1

Total consumer banking	80	17	97	2	95	108	74	2

Commercial banking:
Commercial and multifamily real estate	40	283	323	6	317	436	385	4
Middle market	25	95	120	7	113	156	109	1
Specialty lending	1	20	21	0	21	22	35	0

Total commercial lending	66	398	464	13	451	614	529	5

Small-ticket commercial real estate	16	20	36	2	34	73	41	1

Total commercial banking	82	418	500	15	485	687	570	6

Other:
Other loans	0	0	0	0	0	0	0	0

Total	$1,075	$435	$1,510	$403	$1,107	$1,688	$1,416	$84

TDR loans accounted for $1.3 billion and $1.1 billion of impaired loans as of June 30, 2011 and December 31, 2010, respectively. Consumer and commercial TDR loans classified as performing totaled $1.0 billion and $171 million, respectively, as of June 30, 2011, and $970 million and $79 million, respectively, as of December 31, 2010.

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

	At Acquisition on February 27, 2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit- Impaired Loans	Non-Impaired Loans
Contractually outstanding principal and interest at acquisition	$15,387	$12,039	$3,348
Less: Nonaccretable difference (expected principal losses of $2,207 and foregone interest of $1,820)(1)	(4,027)	(3,851)	(176)

Cash flows expected to be collected at acquisition(2)	11,360	8,188	3,172
Less: Accretable yield	(2,360)	(1,861)	(499)

Fair value of loans acquired(3)	$9,000	$6,327	$2,673

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

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual principal balance and the carrying value of the Chevy Chase Bank acquired loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
(Dollars in millions)	Total Acquired Loans	Purchased Credit- Impaired Loans	Non-Impaired Loans	Total Acquired Loans	Purchased Credit- Impaired Loans	Non-Impaired Loans
Contractual balance	$6,383	$5,061	$1,322	$7,054	$5,546	$1,508

Carrying value(1)	5,132	3,922	1,210	5,554	4,165	1,389

(1)	Includes $13 million and $33 million of cumulative impairment recognized as of June 30, 2011 and December 31, 2010, respectively.

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses. We recognized impairment in our provision for loan lease losses related to PCI loans of $0 million and $5 million for the three months ended June 30, 2011 and 2010, respectively, and $8 million and $5 million for the six months ended June 30, 2011 and 2010, respectively. The cumulative impairment recognized on PCI loans totaled $13 million as of June 30, 2011 and $33 million as of December 31, 2010.

The following table presents changes in the accretable yield related to the acquired Chevy Chase Bank loans:

(Dollars in millions)	Total Acquired Loans	Purchased Credit- Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2009	$2,067	$1,742	$325
Accretion recognized in earnings	(405)	(299)	(106)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows	350	311	39

Accretable yield as of December 31, 2010	$2,012	$1,754	$258

Accretion recognized in earnings	(230)	(197)	(33)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	218	218	0
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	(98)	(12)	(86)

Accretable yield as of June 30, 2011	$1,902	1,763	139

(1)	Represents increases in accretable yields for those pools with increases primarily the result of improved credit performance.
(2)	Represents changes in accretable yields for those pools with reductions driven primarily by changes in prepayment levels.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $206.9 billion and $161.5 billion as of June 30, 2011 and December 31, 2010, respectively. While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. Outstanding unfunded commitments to extend credit other than credit card lines totaled approximately $14.2 billion and $13.2 billion as of June 30, 2011 and December 31, 2010, respectively. Commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities, which is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $64 million and $107 million as of June 30, 2011 and December 31, 2010, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

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

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs. The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, and our unfunded lending commitment reserve during the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011
		Consumer							Unfunded Lending Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance
Balance as of March 31, 2011	$3,576	$318	$119	$204	$641	$782	$68	$5,067	$71	$5,138
Provision for loan and lease losses(2)	309	56	(12)	1	45	(14)	10	350	(7)	343
Charge-offs(2)	(1,110)	(102)	(22)	(25)	(149)	(50)	(13)	(1,322)	0	(1,322)
Recoveries	317	50	5	6	61	12	1	391	0	391

Net charge-offs	(793)	(52)	(17)	(19)	(88)	(38)	(12)	(931)	0	(931)
Other changes(3)	1	0	0	0	0	0	1	2	0	2

Balance as of June 30, 2011(2)	$3,093	$322	$90	$186	$598	$730	$67	$4,488	$64	$4,552

	Six Months Ended June 30, 2011
		Consumer							Unfunded Lending Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$826	$86	$5,628	$107	$5,735
Provision for loan and lease losses(2)	759	110	16	18	144	1	16	920	(43)	877
Charge-offs(2)	(2,395)	(243)	(54)	(55)	(352)	(117)	(38)	(2,902)	0	(2,902)
Recoveries	673	102	16	13	131	20	2	826	0	826

Net charge-offs	(1,722)	(141)	(38)	(42)	(221)	(97)	(36)	(2,076)	0	(2,076)
Other changes(3)	15	0	0	0	0	0	1	16	0	16

Balance as of June 30, 2011(2)	$3,093	$322	$90	$186	$598	$730	$67	$4,488	$64	$4,552

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $212 million in the second quarter and first six months of 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $42 million in the second quarter and first six months of 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $170 million as of June 30, 2011.

(3)	Includes foreign exchange translation adjustments of $2 million and $16 million for the three and six months ended June 30, 2011, respectively.

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated for impairment	$2,711	$320	$72	$184	$576	$684	$67	$4,038
Individually evaluated for impairment	382	2	9	1	12	43	0	437
Purchased credit-impaired loans	0	0	9	1	10	3	0	13

Total allowance for loan and lease losses	$3,093	$322	$90	$186	$598	$730	$67	$4,488

Held for investment loans by impairment methodology:
Collectively evaluated for impairment	$61,776	$19,136	$6,675	$4,005	$29,816	$30,115	$465	$122,172
Individually evaluated for impairment	929	20	71	38	129	590	0	1,648
Purchased credit-impaired loans	0	67	4,577	3	4,647	498	0	5,145

Total held for investment loans	$62,705	$19,223	$11,323	$4,046	$34,592	$31,203	$465	$128,965

Allowance as a percentage of period end held for investment loans	4.93%	1.68%	0.79%	4.60%	1.73%	2.34%	14.41%	3.48%

	December 31, 2010
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated for impairment	$3,655	$353	$81	$209	$643	$808	$86	$5,192
Individually evaluated for impairment	386	0	1	1	2	15	0	403
Purchased credit-impaired loans	0	0	30	0	30	3	0	33

Total allowance for loan and lease losses	$4,041	$353	$112	$210	$675	$826	$86	$5,628

Held for investment loans by impairment methodology:
Collectively evaluated for impairment	$60,458	$17,867	$7,154	$4,271	$29,292	$28,682	$451	$118,883
Individually evaluated for impairment	913	0	57	40	97	500	0	1,510
Purchased credit impaired loans	0	0	4,892	102	4,994	560	0	5,554

Total held for investment loans	$61,371	$17,867	$12,103	$4,413	$34,383	$29,742	$451	$125,947

Allowance as a percentage of period end held for investment loans	6.58%	1.98%	0.93%	4.76%	1.96%	2.78%	19.07%	4.47%

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

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of June 30, 2011 and December 31, 2010. We separately present information for consolidated and unconsolidated VIEs.

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

	June 30, 2011
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations	$47,977	$20,386	$0		$0		$0
Auto loan securitizations	693	578	0		0		0
Mortgage loan securitizations	0	0	160	(1)	34	(2)	277
Other asset securitizations	37	37	0		0		0

Total securitization related VIEs	48,707	21,001	160		34		277

Other VIEs:
Affordable housing entities	0	0	1,804		233		1,804
Entities that provide capital to low-income and rural communities	251	0	6		3		6
Other	0	0	153		0		153

Total Other VIEs	251	0	1,963		236		1,963

Total VIEs	$48,958	$21,001	$2,123		$270		$2,240

	December 31, 2010
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets(1)		Carrying Amount of Liabilities(2)		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations	$53,694	$25,622	$0		$0		$0
Auto loan securitizations	1,784	1,518	0		0		0
Mortgage loan securitizations	0	0	174		37		297
Other asset securitizations	198	64	0		0		0

Total securitization related VIEs	55,676	27,204	174		37		297

Other VIEs:
Affordable housing entities	0	0	1,681		304		1,681
Entities that provide capital to low-income and rural communities	230	0	6		3		6
Other	0	0	174		0		174

Total Other VIEs	230	0	1,861		307		1,861

Total VIEs	$55,906	$27,204	$2,035		$344		$2,158

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

Securitization-Related VIEs

We historically have securitized credit card loans, auto loans, home loans and installment loans. In a securitization transaction, assets from our balance sheet are transferred to a trust, which typically meets the definition of a VIE. The trust then issues various forms of interests in those assets to investors. We typically receive cash proceeds and/or other interests in the securitization trust for the assets we transfer. If the transfer of the assets to an unconsolidated securitization trust qualifies as a sale, we remove the assets from our consolidated balance sheet and recognize a gain or loss on the transfer. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing or the transfer of assets is to a consolidated VIE, the assets remain on our consolidated financial statements and we record an offsetting liability for the proceeds received. We did not execute any new securitizations during the second quarter of 2011; however, we have continuing involvement in the securitization trusts.

Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We also may be required to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 15—Commitments, Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

The table below presents the securitization-related VIEs in which we had continuing involvement as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
Securities held by third-party investors	$19,348	$533	$25	$3,380		$242		$1,313
Receivables in the trust	46,768	574	38	3,494		242		1,320
Cash balance of spread or reserve accounts	64	72	0	8		0		175
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

	December 31, 2010
	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
Securities held by third-party investors	$25,415	$1,453	$48	$3,690		$284		$1,386
Receivables in the trust	52,355	1,528	191	3,813		284		1,393
Cash balance of spread or reserve accounts	77	147	0	8		0		183
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of June 30, 2011 and December 31, 2010, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations” of our 2010 Form 10-K.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM loans by transferring the mortgage loans to securitization trusts that issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage securitization trusts was $3.4 billion as of June 30, 2011 and $3.7 billion as of December 31, 2010.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, certain of which we sold during the first quarter of 2010. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved. We do not consolidate these trusts because we do not have the right to receive benefits that could potentially be significant nor the obligation absorb losses that could potentially be significant to the trusts.

In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are classified as available-for-sale securities. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 10—Derivative Instruments and Hedging Activities” for further details on these derivatives.

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $27 million in advances as of June 30, 2011, all of which was expensed as funded. Our unfunded commitment related to these residual interests was $11 million as of June 30, 2011. We have not consolidated these trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $175 million and $183 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of the expected residual balances on the funded letters of credit was $36 million and $35 million as of June 30, 2011 and December 31, 2010, respectively, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $25 million and $27 million as of June 30, 2011 and December 31, 2010, respectively. The value of our obligations under these swaps, which is included in other liabilities on our consolidated balance sheets, was $17 million as of June 30, 2011 and $18 million as of December 31, 2010.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.3 billion and $1.4 billion as of June 30, 2011 and December 31, 2010, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

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

The following table provides details of accounts receivable from securitizations as of June 30, 2011 and December 31, 2010:

(Dollars in millions)	June 30, 2011	December 31, 2010
Interest-only strip classified as trading	$67	$75
Retained interests classified as trading:
Retained notes	31	34
Cash collateral	8	8
Investor accrued interest receivable	0	0

Total retained interests classified as trading	39	42
Retained notes classified as available for sale	0	0
Other retained interests	0	3

Total accounts receivable from securitizations	$106	$120

We may retain tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches are classified as available-for-sale securities, and changes in the estimated fair value are recorded in other comprehensive income.

The components of the net gains (losses) recognized as a result of changes in the fair value of retained interests are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010(1)	2011	2010(1)
Interest only strip valuation changes	$(4)	$6	$(7)	$10
Fair value adjustments related to spread accounts	12	0	25	0
Fair value adjustments related to investors’ accrued interest receivable	0	0	0	0
Fair value adjustments related to retained subordinated notes	(17)	0	1	0

Total income statement impact	$(9)	$6	$19	$10

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

For the periods ending June 30, 2011 and December 31, 2010, the assumptions and sensitivities shown below included all credit card and installment loan securitizations:

(Dollars in millions)	June 30, 2011	December 31, 2010
Interest-only strip and retained interests	$124 (1)	$136 (1)

Weighted average life for receivables (months)	65	60

Principal repayment rate (weighted average rate)	14.9 – 17.1%	16.3 – 18.1%
Impact on fair value of 10% adverse change	$(3)	$2
Impact on fair value of 20% adverse change	(5)	(6)

Discount rate (weighted average rate)	25.1 – 42.2%	25.2 – 42.2%
Impact on fair value of 10% adverse change	$(7)	$(7)
Impact on fair value of 20% adverse change	(13)	(14)

(1)	Does not include liquidity swap related to the negative amortization bonds of $18 million as of June 30, 2011 and $19 million at December 31, 2010.

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

Cash Flows Related to the Unconsolidated Securitizations

The following provides the details of the cash flows related to securitization transactions that qualified as off-balance sheet for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Servicing fees received	$7	$4	$15	$9
Cash flows received on retained interests(1)	12	17	25	94

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program.

Supplemental Loan Information

The table below displays the unpaid principal balance of off-balance sheet single-family residential loans we serviced as of June 30, 2011 and December 31, 2010. We also display the unpaid principal balance of loans past due 90 days or more as of June 30, 2011 and December 31, 2010. Net credit losses associated with these loans totaled $22 million and $28 million for the six months ended June 30, 2011 and 2010, respectively, and $136 million for the year ended December 31, 2010.

(Dollars in millions)	June 30, 2011	December 31, 2010
Total principal amount of loans	$1,305	$1,396
Principal amount of loans past due 90 days or more	$240	$257

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. Our interests consisted of assets of approximately $1.8 billion and $1.7 billion as of June 30, 2011 and December 31, 2010, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and is $1.8 billion as of June 30, 2011. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated VIE investment funds were approximately $8.7 billion and $7.5 billion as of June 30, 2011 and December 31, 2010, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs that we consolidated totaled approximately $251 million and $230 million as of June 30, 2011 and December 31, 2010, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate totaled approximately $6 million as of June 30, 2011 and December 31, 2010. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of June 30, 2011. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $332 million and $395 million as of

June 30, 2011 and December 31, 2010, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $153 million and $174 million as of June 30, 2011 and December 31, 2010, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $153 million as of June 30, 2011. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the components of goodwill and other intangible assets, including mortgage servicing rights, as of June 30, 2011 and December 31, 2010:

(Dollars in millions)	June 30, 2011	December 31, 2010
Goodwill	$13,596	$13,591
Other intangible assets:
Core deposit intangibles	562	650
Contract intangible(1)	63	0
Purchased credit card relationship intangibles(2)	62	42
Lease intangibles	23	26
Trust intangibles	5	6
Other intangibles	6	9

Total other intangible assets	721	733

Total goodwill and other intangible assets	$14,317	$14,324

Mortgage servicing rights	$130	$141

(1)	Relates to the acquisition of the HBC portfolio in the first quarter of 2011.
(2)

Relates to the acquisitions of the Kohl’s private-label credit card portfolio in the second quarter of 2011, the existing HBC credit card portfolio in the first quarter of 2011 and the Sony Card portfolio in the third quarter of 2010.

Goodwill

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Card, International Card, Auto Finance, other Consumer Banking and Commercial Banking. As of June 30, 2011 and December 31, 2010, goodwill of $13.6 billion was included in the accompanying consolidated balance sheets. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the three and six months ended June 30, 2011.

During the first quarter of 2011, we acquired the credit card portfolio of HBC. In connection with the acquisition, we recorded goodwill of $3 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. Because the acquisition was considered to be a taxable transaction, the goodwill is deductible for tax purposes. The goodwill was assigned to the International Card reporting unit of our Credit Card segment and the acquired loan portfolio is reflected in the operations of our International Card business. See “Note 2—Acquisitions” for information regarding the credit card portfolio acquisition.

The following table presents a summary of changes in goodwill, by reporting unit, for the six months ended June 30, 2011:

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Balance as of December 31, 2010	$4,690	$4,583	$4,318	$13,591
Acquisitions	3	0	0	3
Other adjustments	2	0	0	2

Balance as of June 30, 2011	$4,695	$4,583	$4,318	$13,596

Other Intangible Assets

In connection with prior acquisitions, we recorded intangible assets which consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships.

In connection with the acquisition of the credit card loan portfolios of Sony, HBC and Kohl’s, we recognized purchased credit card relationship intangibles, representing the difference between the purchase price and the fair value of the credit card loans acquired. In connection with the January 7, 2010 acquisition of the HBC credit card portfolio, we also recognized a contract-based intangible asset of $70 million. The contract intangible represents the value attributable to future draws on future accounts.

The following table summarizes our intangible assets subject to amortization as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(1,000)	$0	$562	6.5 years
Purchased credit card relationship intangibles(1)	77	(15)	0	62	5.7 years
Contract intangible(2)	70	(9)	2	63	6.5 years
Lease intangibles	54	(31)	0	23	21.2 years
Trust intangibles	11	(6)	0	5	12.4 years
Other intangibles	25	(19)	0	6	2.8 years

Total	$1,799	$(1,080)	$2	$721

	December 31, 2010
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(912)	$0	$650	7.0 years
Purchased credit card relationship intangibles(1)	47	(5)	0	42	6.1 years
Lease intangibles	54	(28)	0	26	21.7 years
Trust intangibles	11	(5)	0	6	12.9 years
Other intangibles	35	(26)	0	9	3.3 years

Total	$1,709	$(976)	$0	$733

(1)

Relates to the acquisitions of the existing Kohl’s private-label credit card portfolio in the second quarter of 2011, the existing HBC credit card portfolio in the first quarter of 2011 and the existing Sony Card portfolio in the third quarter of 2010.

(2)	Relates to the acquisition of the existing HBC credit card portfolio in the first quarter of 2011.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year’s digits methodology. Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $57 million and $55 million for the three months ended June 30, 2011 and 2010, respectively, and $115 million and $112 million for the six months ended June 30, 2011 and 2010, respectively. The weighted average amortization period for purchase accounting intangibles is 6.9 years as of June 30, 2011.

The following table summarizes the estimated future amortization expense for intangible assets as of June 30, 2011:

(Dollars in millions)	Estimated Future Amortization Amounts
2011 (remaining six months)	$108
2012	185
2013	149
2014	114
2015	81
2016	49
Thereafter	35

Total	$721

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

The following table sets forth the changes in the fair value of MSRs during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Balance at beginning of period	$144	$230	$141	$240
Originations	2	3	6	6
Sales	0	(42)	0	(42)
Change in fair value, net	(16)	(54)	(17)	(67)

Balance at end of period	$130	$137	$130	$137

Ratio of mortgage servicing rights to related loans serviced for others	0.69%	0.65%	0.71%	0.65%
Weighted average service fee	0.28	0.28	0.28	0.28

MSR fair value adjustments for the three and six months ended June 30, 2011 included decreases of $3 million and $7 million, respectively, due to run-off, and decreases of $13 million and $10 million, respectively, due to changes in the valuation inputs and assumptions.

MSR fair value adjustments for the three and six months ended June 30, 2010 included decreases of $7 million and $17 million, respectively, due to run-off and cash collections, and decrease of $47 million and $50 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs as of June 30, 2011 and 2010 were as follows:

	June 30,
	2011	2010
Weighted average prepayment rate (includes default rate)	14.51%	18.26%
Weighted average life (in years)	5.99	4.97
Discount rate	11.74%	11.83%

The decrease in the weighted average prepayment rate and the corresponding increase in weighted average life, were both driven by a reduction in voluntary attrition due to market conditions.

At June 30, 2011, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $6 million and $11 million, respectively.

At June 30, 2011, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $10 million and $22 million, respectively.

As of June 30, 2011, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $29 billion, of which $19 billion was serviced for other investors. As of June 30, 2010, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $33 billion, of which $21 billion was serviced for other investors.

NOTE 9—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which have become our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of June 30, 2011, we had $109.3 billion in interest-bearing deposits, of which $5.8 billion represented large denomination certificates of $100,000 or more. As of December 31, 2010, we had $107.2 billion in interest-bearing deposits, of which $6.5 billion represented large denomination certificates of $100,000 or more.

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt. As of June 30, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debentures, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We did not issue any senior, subordinated or other debt securities under the shelf registration statement during the first six months of 2011.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the Federal Home Loan Bank (“FHLB”). Our FHLB membership is secured by our investment in FHLB stock, which totaled $230 million as of June 30, 2011 and $269 million as of December 31, 2010.

Securitized Debt Obligations

Effective January 1, 2010, we added to our consolidated balance sheet $41.9 billion of assets, consisting primarily of credit card loan receivables underlying our consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors.

Senior and Subordinated Debt

As of June 30, 2011, we had $8.7 billion of senior and subordinated notes outstanding, which included $591 million in fair value hedging losses. As of December 31, 2010, we had $8.7 billion of senior and subordinated notes outstanding, which included $578 million in fair value hedging losses. There were no senior or subordinated notes that matured during the six months ended June 30, 2011. Two senior notes totaling $671 million matured during the year ended December 31, 2010. See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Under a Senior and Subordinated Global Bank Note Program, COBNA has the ability to issue debt securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $817 million and $820 million outstanding at June 30, 2011 and December 31, 2010, respectively.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both June 30, 2011 and December 31, 2010. There were no junior subordinated borrowings that were called or matured during the six months ended June 30, 2011.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential mortgage loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit, totaling $3.0 billion as of June 30, 2011, and $1.1 billion as of December 31, 2010. During the second quarter of 2011, we withdrew an additional $1.9 billion in short-term FHLB advances for general operating purposes.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of June 30, 2011 and December 31, 2010. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

(Dollars in millions)	June 30, 2011	December 31, 2010
Deposits:
Non-interest bearing deposits	$16,839	$15,048
Interest-bearing deposits	109,278	107,162

Total deposits	$126,117	$122,210

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2,575	$1,517
FHLB advances	1,865	0
Other short-term borrowings	0	7

Total short-term borrowings	4,440	1,524

Long-term debt:
Securitized debt obligations	19,860	26,836	(1)
Senior and subordinated notes:
Unsecured senior debt	4,883	4,883
Unsecured subordinated debt	3,781	3,767

Total senior and subordinated notes	8,664	8,650

Other long-term borrowings:
Junior subordinated debt	3,642	3,642
FHLB advances	1,129	1,144

Other long-term borrowings	4,771	4,786

Total long-term debt	33,295	40,272

Total short-term borrowings and long-term debt	$37,735	$41,796

(1)	Includes fair value hedges related to securitized debt of $79 million as of December 31, 2010, which was disclosed on the consolidated balance sheet in Other borrowings.

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2	$1	$3	$2
FHLB advances	1	0	1	0

Total short-term borrowings	3	1	4	2

Long-term debt:
Securitized debt obligations	113	212	253	454
Senior and subordinated notes:
Unsecured senior debt	34	41	69	79
Unsecured subordinated debt	29	31	58	61

Total senior and subordinated notes	63	72	127	140

Other long-term borrowings:
Junior subordinated debt	72	80	152	163
FHLB advances	3	4	6	13
Other	2	1	4	1

Other long-term borrowings	77	85	162	177

Total long-term debt	253	369	542	771

Total short-term borrowings and long-term debt	$256	$370	$546	$773

NOTE 10— DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging. The outstanding notional amount of our derivative contracts totaled $50.3 billion as of June 30, 2011, compared with $50.7 billion as of December 31, 2010. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.4 billion and $549 million, respectively, as of June 30, 2011, compared with $1.3 billion and $636 million, respectively, as of December 31, 2010.

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of June 30, 2011 and December 31, 2010. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	June 30, 2011			December 31, 2010
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$16,236	$753	$43	$17,001	$747	$77
Cash flow interest rate contracts	6,325	28	110	8,585	14	151

Total interest rate contracts	22,561	781	153	25,586	761	228

Foreign exchange contracts:
Cash flow foreign exchange contracts	4,732	12	44	2,266	5	26
Net investment foreign exchange contracts	53	0	2	52	0	1

Total foreign exchange contracts	4,785	12	46	2,318	5	27

Total derivatives designated as accounting hedges	27,346	793	199	27,904	766	255

Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	483	5	10	625	3	18
Customer accommodation(2)	13,851	302	254	12,255	282	244
Other interest rate exposures	5,694	26	28	7,579	46	35

Total interest rate contracts	20,028	333	292	20,459	331	297

Foreign exchange contracts	1,483	279	56	1,384	214	67
Other contracts	1,480	5	2	980	8	17

Total derivatives not designated as accounting hedges	22,991	617	350	22,823	553	381

Total derivatives	$50,337	$1,410	$549	$50,727	$1,319	$636

(1)

Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments. We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $21 million and $20 million as of June 30, 2011 and December 31, 2010, respectively. See “Derivative Counterparty Credit Risk” below for additional information.

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

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives(1)	$190	$374	$41	$525
Gain (loss) recognized in earnings on hedged items(1)	(192)	(353)	(37)	(487)

Net fair value hedge ineffectiveness gain (loss)	(2)	21	4	38

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	(3)	(7)	(4)	(13)
Customer accommodation(1)	3	6	10	8
Other interest rate exposures(1)	0	2	6	6

Total interest rate contracts	0	1	12	1

Foreign exchange contracts(1)	1	(3)	(2)	9
Other contracts(2)	12	23	9	32

Total gain (loss) on derivatives not designated as accounting hedges	13	21	19	42

Net derivatives gain (loss) recognized in earnings	$11	$42	$23	$80

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)

Other contracts include items such as To Be Announced (“TBA”) forward contracts and futures contracts. Of the $12 million and $9 million of income recognized in the three and six months ended June 30, 2011, respectively, $16 million and $14 million, respectively, of income was included in our consolidated statements of income in servicing and securitizations income and $4 million and $5 million, respectively, of expense was included in non-interest income. Of the $23 million and $32 million of income recognized in the three and six months ended June 30, 2010, respectively, $31 million and $42 million, respectively, was included in servicing and securitizations income and $8 million and $10 million, respectively, of expense was included in non-interest income.

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$15	$(5)	$22	$(15)
Foreign exchange contracts	(10)	0	(10)	2

Subtotal	5	(5)	12	(13)

Net investment hedges:
Foreign exchange contracts	0	0	(1)	3

Net derivatives gain recognized in AOCI	$5	$(5)	$11	$(10)

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$14	$(13)	$2	$(38)
Foreign exchange contracts(3)	(7)	0	(9)	3

Subtotal	7	(13)	(7)	(35)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0	0	1
Foreign exchange contracts(3)	0	0	0	0

Subtotal	0	0	0	1
Net investment hedges:
Gain (loss) reclassified from AOCI into earnings:
Foreign exchange contracts(3)	0	0	0	0

Net derivatives gain (loss) recognized in earnings	$7	$(13)	$(7)	$(34)

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $2 million recorded in AOCI as of June 30, 2011, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was six years as of June 30, 2011. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $25 million and $27 million as of June 30, 2011 and December 31, 2010, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $17 million as of June 30, 2011 and $18 million as of December 31, 2010. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $62 million and $66 million as of June 30, 2011 and December 31, 2010, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $204 million and $229 million as of June 30, 2011 and December 31, 2010, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $20 million and $39 million as of June 30, 2011 and December 31, 2010, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $750 million and $668 million as of June 30, 2011 and December 31, 2010, respectively. We posted cash collateral in accounts maintained by derivatives counterparties totaling $204 million and $229 million as of June 30, 2011 and December 31, 2010, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $22 million as of June 30, 2011 and December 31, 2010. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million and $2 million as of June 30, 2011 and December 31, 2010, respectively.

We provide additional information on our management of derivative counterparty credit risk in our 2010 Form 10-K “Note 11—Derivative Instruments and Hedging Activities.”

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (AOCI)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $215 million and $143 million as of June 30, 2011 and December 31, 2010, respectively:

(Dollars in millions)	June 30, 2011	December 31, 2010
Net unrealized gains on securities(1)	$455	$333
Net unrecognized elements of defined benefit plans	(29)	(29)
Foreign currency translation adjustments	27	(36)
Unrealized losses on cash flow hedging instruments and Other	(36)	(52)
Other-than-temporary impairment not recognized in earnings on securities	42	49
Initial application of measurement date provisions for postretirement benefits other than pensions	(1)	(1)
Initial application from adoption of consolidation standards	(16)	(16)

Total accumulated other comprehensive income	$442	$248

(1)

Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $116 million (net of income tax of $75 million) and $105 million (net of income tax of $68 million) was reported in other comprehensive income as of June 30, 2011 and December 31, 2010, respectively.

NOTE 12—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share-related data)	2011	2010	2011	2010
Numerator:
Income from continuing operations, net of tax	$945	$812	$1,977	$1,532
Loss from discontinued operations, net of tax	(34)	(204)	(50)	(288)

Net income	$911	$608	$1,927	$1,244

Denominator:
Denominator for basic earnings per share-Weighted-average shares	456	452	455	452
Effect of dilutive securities(1):
Stock options	2	1	2	1
Contingently issuable shares	2	0	2	0
Restricted stock and units	2	3	2	3

Dilutive potential common shares	6	4	6	4

Denominator for diluted earnings per share-Adjusted weighted-average shares	462	456	461	456

Basic earnings per share
Income from continuing operations	$2.07	$1.79	$4.35	$3.38
Loss from discontinued operations	(0.07)	(0.45)	(0.11)	(0.63)

Net income	$2.00	$1.34	$4.24	$2.75

Diluted earnings per share
Income from continuing operations	$2.04	$1.78	$4.29	$3.36
Loss from discontinued operations	(0.07)	(0.45)	(0.11)	(0.63)

Net income	$1.97	$1.33	$4.18	$2.73

(1)

Excluded from the computation of diluted earnings per share was 8 million and 17 million of awards, options or warrants, for the three months ended June 30, 2011 and 2010, respectively, and 9 million and 24 million of awards, options or warrants, for the six months ended June 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

On July 19, 2011, we closed a public offering of shares of our common stock, subject to forward sale agreements that we entered into with certain counterparties acting as forward purchasers. The forward purchasers agreed to borrow and sell to the public, through the underwriters, 40 million shares of our common stock at a price per share of $50.00. After underwriter’s discounts and commissions, the net proceeds to the company will be at an initial forward sale price per share of $48.50.

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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance for derivatives also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We had not made any material fair value option elections as of June 30, 2011 and December 31, 2010.

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

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2011
	Fair Value Measurements Using			Assets/ Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$311	$176	$0	$487
Collateralized mortgage obligations	0	13,143	158	13,301
Mortgage-backed securities	0	15,107	199	15,306
Asset-backed securities	0	9,823	9	9,832
Other	297	239	12	548

Total securities available for sale	608	38,488	378	39,474
Other assets:
Mortgage servicing rights	0	0	130	130
Derivative receivables(1)(2)	5	1,361	44	1,410
Retained interests in securitization	0	0	106	106

Total Assets	$613	$39,849	$658	$41,120

Liabilities
Other liabilities:
Derivative payables(1)(2)	$2	$505	$42	$549

Total Liabilities	$2	$505	$42	$549

	December 31, 2010
	Fair Value Measurements Using			Assets/ Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$386	$314	$0	$700
Collateralized mortgage obligations	0	13,277	308	13,585
Mortgage-backed securities	0	16,394	270	16,664
Asset-backed securities	0	9,953	13	9,966
Other	293	322	7	622

Total securities available for sale	679	40,260	598	41,537
Other assets:
Mortgage servicing rights	0	0	141	141
Derivative receivables(1)(2)	8	1,265	46	1,319
Retained interests in securitizations	0	0	117	117

Total Assets	$687	$41,525	$903	$43,114

Liabilities
Other liabilities:
Derivative payables(1)(2)	$18	$575	$43	$636

Total Liabilities	$18	$575	$43	$636

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

(2)

Does not reflect $21 million and $20 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2011 and December 31, 2010, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

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

During the second quarter of 2011, we did not have material movements between Levels 1 and 2. In connection with the adoption of the new consolidation accounting standards on January 1, 2010, retained interests in securitizations, which were considered a Level 3 security, were reclassified to loans held for investment when the underlying trusts were consolidated.

Level 3 Instruments Only

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3).

(Dollars in millions)	Three Months Ended June 30, 2011
	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables (2)	Retained Interests in Securitizations(3)	Derivative Payables(2)

Balance, March 31, 2011	$539	$144		$41	$112	$39
Total realized and unrealized gains (losses):
Included in net income	0	(13	)(1)	9	(6)	5
Included in other comprehensive income	2	0		0	0	0
Purchases	34	0		0	0	0
Sales	0	0		0	0	0
Issuances	0	2		2	0	2
Settlements	(22)	(3)		(7)	0	(4)
Transfers in to Level 3(4)	31	0		0	0	0
Transfers out of Level 3(4)	(206)	0		(1)	0	0

Balance, June 30, 2011	$378	$130		$44	$106	$42

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2011(5)	$0	$(13)		$9	$(6)	$5

	Three Months Ended June 30, 2011
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset- backed Securities	Other	Total
Securities Available for Sale
Balance, March 31, 2011	$0	$272	$247	$13	$7	$539
Total realized and unrealized gains (losses):
Included in net income	0	0	0	0	0	0
Included in other comprehensive income	0	(1)	4	(1)	0	2
Purchases	0	34	0	0	0	34
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	(9)	(13)	0	0	(22)
Transfers in to Level 3(4)	0	24	2	0	5	31
Transfers out of Level 3(4)	0	(162)	(41)	(3)	0	(206)

Balance, June 30, 2011	$0	$158	$199	$9	$12	$378

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2011(5)	$0	$0	$0	$0	$0	$0

	Three Months Ended June 30, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, March 31, 2010	$1,253	$230		$38	$196	$35
Total realized and unrealized gains (losses):
Included in net income	0	(47	)(1)	12	6	11
Included in other comprehensive income	(28)	0		0	0	0
Purchases, sales, issuances and settlements, net	0	(46)		1	(6)	1
Impact of adoption of consolidation standards	0	0		0	0	0
Transfers in to Level 3(4)	437	0		0	0	0
Transfers out of Level 3(4)	(450)	0		0	0	0

Balance, June 30, 2010	$1,212	$137		$51	$196	$47

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2010(5)	$0	$(47)		$12	$5	$11

	Three Months Ended June 30, 2010
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset- backed Securities	Other	Total
Securities Available for Sale
Balance, March 31, 2010	$0	$774	$371	$83	$25	$1,253
Total realized and unrealized gains (losses):
Included in net income	0	0	0	0	0	0
Included in other comprehensive income	0	(13)	(14)	(1)	0	(28)
Purchases, sales, issuances and settlements, net	0	0	0	0	0	0
Transfers in to Level 3(4)	0	172	215	50	0	437
Transfers out of Level 3(4)	0	(300)	(144)	0	(6)	(450)

Balance, June 30, 2010	$0	$633	$428	$132	$19	$1,212

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2010(5)	$0	$0	$0	$0	$0	$0

	Six Months Ended June 30, 2011
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2011	$598	$141		$46	$117	$43
Total realized and unrealized gains (losses):
Included in net income	0	(10	)(1)	11	(11)	4
Included in other comprehensive income	(5)	0		0	0	0
Purchases	34	0		0	0	0
Sales	0	0		0	0	0
Issuances	(15)	6		3	0	2
Settlements	(59)	(7)		(15)	0	(7)
Transfers in to Level 3(4)	31	0		0	0	0
Transfers out of Level 3(4)	(206)	0		(1)	0	0

Balance, June 30, 2011	$378	$130		$44	$106	$42

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2011(5)	$0	$(10)		$11	$(11)	$4

	Six Months Ended June 30, 2011
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset- backed Securities	Other	Total
Securities Available for Sale
Balance, January 1, 2011	$0	$308	$270	$13	$7	$598
Total realized and unrealized gains (losses):
Included in net income	0	0	0	0	0	0
Included in other comprehensive income	0	(1)	(3)	(1)	0	(5)
Purchases	0	34	0	0	0	34
Sales	0	(15)	0	0	0	(15)
Issuances	0	0	0	0	0	0
Settlements	0	(30)	(29)	0	0	(59)
Transfers in to Level 3(4)	0	24	2	0	5	31
Transfers out of Level 3(4)	0	(162)	(41)	(3)	0	(206)

Balance, June 30, 2011	$0	$158	$199	$9	$12	$378

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2011(5)	$0	$0	$0	$0	$0	$0

	Six Months Ended June 30, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2010	$1,506	$240		$441	$3,945	$33
Total realized and unrealized gains (losses):
Included in net income	0	(53	)(1)	10	9	13
Included in other comprehensive income	(49)	0		0	0	0
Purchases, sales, issuances and settlements, net	61	(50)		1	(7)	1
Impact of adoption of consolidation standards	0	0		(401)	(3,751)	0
Transfers in to Level 3(4)	752	0		0	0	0
Transfers out of Level 3(4)	(1,058)	0		0	0	0

Balance, June 30, 2010	$1,212	$137		$51	$196	$47

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2010(5)	$0	$(53)		$10	$8	$13

	Six Months Ended June 30, 2010
(Dollars in millions)	U.S. Treasury & Agency	Collateralized Mortgage Obligations	Mortgage- backed Securities	Asset- backed Securities	Other	Total
Securities Available for Sale
Balance January 1, 2010	$0	$982	$486	$13	$25	$1,506
Total realized and unrealized gains (losses):
Included in net income	0	0	0	0	0	0
Included in other comprehensive income	0	(36)	(12)	(1)	0	(49)
Purchases, sales, issuances and settlements, net	0	(9)	0	70	0	61
Transfers in to Level 3(4)	0	285	417	50	0	752
Transfers out of Level 3(4)	0	(589)	(463)	0	(6)	(1,058)

Balance, June 30, 2010	$0	$633	$428	$132	$19	$1,212

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of June 30, 2010(5)	$0	$0	$0	$0	$0	$0

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in mortgage servicing and other income, which is a component of non-interest income.
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

(4)

The transfer out of Level 3 for the second quarter and first six months of 2011 and 2010 was primarily driven by greater consistency amongst multiple pricing sources. The transfer into Level 3 was primarily driven by less consistency amongst vendor pricing on individual securities for non-agency MBS.

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

For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet, the following table provides the fair value measures by level of valuation assumptions used as of June 30, 2011 and 2010 and the gains or losses recognized for these assets as a result of fair value measurements for the three and six months ended June 30, 2011 and 2010:

	June 30, 2011				Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	Fair Value Measurements Using			Assets at Fair Value	Total Gains/(Losses)(2)	Total Gains/(Losses)(2)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$82	$0	$82	$0	$0
Loans held for investment	0	76	86	162	(28)	(50)
Foreclosed assets(1)	0	154	0	154	(13)	(24)
Other	0	18	0	18	(12)	(13)

Total	$0	$330	$86	$416	$(53)	$(87)

	June 30, 2010				Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	Fair Value Measurements Using			Assets at Fair Value	Total Gains/(Losses)(2)	Total Gains/(Losses)(2)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$245	$0	$245	$1	$(4)
Loans held for investment	0	19	181	200	17	(107)
Foreclosed assets(1)	0	238	0	238	(9)	(20)
Other	0	8	0	8	(4)	(2)

Total	$0	$510	$181	$691	$5	$(133)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Represents the gains/losses recognized for the periods presented.

Fair Value of Financial Instruments

The table below presents the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$6,643	$6,643	$5,249	$5,249
Restricted cash for securitization investors	1,328	1,328	1,602	1,602
Securities available for sale	39,474	39,474	41,537	41,537
Loans held for sale	80	80	228	228
Net loans held for investment	124,477	127,520	120,319	124,117
Interest receivable	1,027	1,027	1,070	1,070
Accounts receivable from securitization	106	106	118	118
Derivatives	1,410	1,410	1,319	1,319
Mortgage servicing rights	130	130	141	141

Financial Liabilities
Non-interest bearing deposits	$16,839	$16,839	$15,048	$15,048
Interest-bearing deposits	109,278	109,752	107,162	107,587
Senior and subordinated notes	8,664	9,068	8,650	9,236
Securitized debt obligations	19,860	19,626	26,915	26,943
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,575	2,575	1,517	1,517
Other borrowings	6,636	6774	4,714	4,901
Interest payable	469	469	488	488
Derivatives	549	549	636	636

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2011 and December 31, 2010. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

Financial Assets

Cash and Cash Equivalents

The carrying amounts of cash and due from banks, federal funds sold and securities purchases under agreements to resell and interest-bearing deposits with other banks approximate fair value.

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

The decrease in the amount of Level 3 securities reflected run-off of non-agency mortgage securities and tighter pricing of these securities between third party vendors.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of June 30, 2011 and December 31, 2010 approximate fair value.

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

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer.

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

Commitments to Extend Credit and Letters of Credit

These financial instruments are generally not sold or traded. The fair value of the guarantees outstanding which we include on our consolidated balance sheets in other liabilities was $4 million and $3 million as of June 30, 2011 and December 31, 2010, respectively. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At June 30, 2011 and December 31, 2010, there was no material unrealized appreciation or depreciation on these financial instruments.

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

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Middle market customers are typically commercial and industrial companies with annual revenues between $10 million to $1.0 billion.

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

	Three Months Ended June 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Reconciliation(2)	Total Reported
Net interest income (expense)	$1,890	$1,051	$333	$(138)	$3,136	$0	$3,136
Non-interest income	619	194	62	(18)	857	0	857

Total revenue	2,509	1,245	395	(156)	3,993	0	3,993
Provision for loan and lease losses	309	41	(18)	11	343	0	343
Non-interest expense:
Core deposit intangible amortization	0	34	10	0	44	0	44
Other non-interest expense	1,238	724	182	67	2,211	0	2,211

Total non-interest expense	1,238	758	192	67	2,255	0	2,255

Income (loss) from continuing operations before income taxes	962	446	221	(234)	1,395	0	1,395
Income tax provision (benefit)	344	159	79	(132)	450	0	450

Income from continuing operations, net of tax	$618	$287	$142	$(102)	$945	$0	$945

	Three Months Ended June 30, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Reconciliation(2)	Total Reported
Net interest income (expense)	$1,977	$935	$319	$(132)	$3,099	$(2)	$3,097
Non-interest income	659	162	60	(74)	807	0	807

Total revenue	2,636	1,097	379	(206)	3,906	(2)	3,904
Provision for loan and lease losses	765	(112)	62	10	725	(2)	723
Non-interest expense:
Core deposit intangible amortization	0	36	14	0	50	0	50
Other non-interest expense	1,002	699	184	65	1,950	0	1,950

Total non-interest expense	1,002	735	198	65	2,000	0	2,000

Income (loss) from continuing operations before income taxes	869	474	119	(281)	1,181	0	1,181
Income tax provision (benefit)	301	169	42	(143)	369	0	369

Income from continuing operations, net of tax	$568	$305	$77	$(138)	$812	$0	$812

	Six Months Ended June 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Reconciliation(2)	Total Reported
Net interest income (expense)	$3,831	$2,034	$654	$(243)	$6,276	$0	$6,276
Non-interest income	1,293	380	133	(7)	1,799	0	1,799

Total revenue	5,124	2,414	787	(250)	8,075	0	8,075
Provision for loan and lease losses	759	136	(33)	15	877	0	877
Non-interest expense:
Core deposit intangible amortization	0	68	21	0	89	0	89
Other non-interest expense	2,416	1,430	348	134	4,328	0	4,328

Total non-interest expense	2,416	1,498	369	134	4,417	0	4,417

Income (loss) from continuing operations before income taxes	1,949	780	451	(399)	2,781	0	2,781
Income tax provision (benefit)	688	278	161	(323)	804	0	804

Income from continuing operations, net of tax	$1,261	$502	$290	$(76)	$1,977	$0	$1,977

	Six Months Ended June 30, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total Managed	Reconciliation(2)	Total Reported
Net interest income (expense)	$4,090	$1,831	$631	$(223)	$6,329	$(4)	$6,325
Non-interest income	1,377	478	102	(88)	1,869	(1)	1,868

Total revenue	5,467	2,309	733	(311)	8,198	(5)	8,193
Provision for loan and lease losses	1,940	(62)	300	28	2,206	(5)	2,201
Non-interest expense:
Core deposit intangible amortization	0	74	28	0	102	0	102
Other non-interest expense	1,916	1,349	362	118	3,745	0	3,745

Total non-interest expense	1,916	1,423	390	118	3,847	0	3,847

Income (loss) from continuing operations before income taxes	1,611	948	43	(457)	2,145	0	2,145
Income tax provision (benefit)	554	338	15	(294)	613	0	613

Income from continuing operations, net of tax	$1,057	$610	$28	$(163)	$1,532	$0	$1,532

(1)

The improvement in income from continuing operations reported in the “Other” category for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010, was primarily attributable to a negative provision for mortgage loan repurchase losses recorded in the second quarter and first six months of 2011 of $4 million and $12 million, respectively, compared to a mortgage repurchase provision of $94 million and $193 million, respectively, in the second quarter and first six months of 2010.

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

	June 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Loans held for investment	$62,705	$34,592	$31,203	$465	$128,965
Total deposits	0	87,282	24,304	14,531	126,117

	December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Loans held for investment	$61,371	$34,383	$29,742	$451	$125,947
Total deposits	0	82,959	22,630	16,621	122,210

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

We had contractual amounts of standby letters of credit and commercial letters of credit of $880 million as of June 30, 2011 and $922 million as of December 31, 2010. These financial guarantees had expiration dates ranging from 2011 to 2025 as of June 30, 2011. The fair value of the guarantees outstanding which we include on our consolidated balance sheets in other liabilities was $4 million as of June 30, 2011.

Contingent Payments Related to Chevy Chase Bank Acquisition

In connection with our February 27, 2009 acquisition of Chevy Chase Bank, we entered into a loss-sharing arrangement. To the extent that losses on certain of Chevy Chase Bank’s mortgage loans are less than the level reflected in the net expected principal losses estimated at the time the deal was signed, we will share a portion of the benefit with the former Chevy Chase Bank common stockholders (the “earn-out”). The maximum payment under the earn-out is $300 million and would occur after December 31, 2013. Any such amounts payable would be recognized in our consolidated statement of income. Based on estimated credit losses related to this portfolio as of June 30, 2011 and December 31, 2010, we did not recognize a liability related to the earn-out.

Contingent Payments Related to Sony Credit Card Portfolio Acquisition

In connection with our September 1, 2010 acquisition of the legacy Sony credit card portfolio, we entered into a loss-sharing arrangement with Chase Card Services. To the extent that principal losses on the acquired portfolio are less than a specified amount, we will share a portion of the benefit with Chase Card Services. The maximum payment under the loss-sharing arrangement, which would occur after September 30, 2013, is $30 million. Based on the estimated principal losses of this portfolio as of June 30, 2011, we recognized the maximum loss-sharing payment amount of $30 million as an expense in the second quarter of 2011 and recorded a related liability.

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

The following table presents the original principal balance of mortgage loan originations, by vintage, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of June 30, 2011 and December 31, 2010:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	June 30, 2011	December 31, 2010	Original Unpaid Principal Balance
(Dollars in billions)			Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	7	7	18	0	1	8	9
Uninsured Securitizations and Other	29	33	82	3	16	30	33

Total	$41	$45	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

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

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $41 billion in unpaid principal balance remains outstanding as of June 30, 2011, approximately $14 billion in losses have been realized and approximately $13 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $13 billion original principal balance of mortgage loans for which we do not have information about the current holders or any underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $1.7 billion original principal balance of mortgage loans as of June 30, 2011, compared with $1.6 billion as of December 31, 2010. As of June 30, 2011, the vast majority of new repurchase demands received over the last year and, as discussed below, almost all of our $869 million reserve relates to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole(2)	(52)	(179)	(5)	(236)
Demands rescinded(2)	(87)	0	(22)	(109)

Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	88	96	43	227
Loans repurchased/made whole	(40)	0	(8)	(48)
Demands rescinded	(47)	0	(9)	(56)
Reclassifications(3)	(5)	64	(59)	0

Open claims as of June 30, 2011	$122	$992	$632	$1,746

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
(3)

Represents adjustments to correct the counterparty category as of December 31, 2010 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to insured securitizations and a decrease in open claims attributable to GSEs and Uninsured Securitizations & Other.

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for repurchase losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by Chevy Chase Bank and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.

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

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied, such as, for example, the typical requirements that the counterparty promptly notify us upon discovery of any breach and that any breach materially and adversely affect the value of the mortgage loan at issue. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Lawsuit and the DBSP Lawsuit, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category. Our estimated legal liability for each securitization within this category assumes we will pay only a portion of the liabilities ultimately incurred by the party defendants to the litigation.

For the $5 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $82 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical repurchase rates and current negotiation patterns to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively irregular nature of repurchase activity within these categories. Some Uninsured Securitization investors from this category who have not made repurchase requests or filed representation and warranty lawsuits have filed actions under federal and/or state securities laws against investment banks and securitization sponsors. Although we face some direct and indirect indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserve for all three subsidiaries was $869 million as of June 30, 2011, compared with $846 million as of March 31, 2011, and with $816 million as of December 31, 2010. Almost all of the increase in the reserve from March 31, 2011 is allocated to the Uninsured Securitizations and Other category resulting from an increase in repurchase activity with respect to certain whole loan investors. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $37 million and $81 million for the three and six months ended June 30, 2011, respectively, and we had settlements of repurchase requests of $14 million and $28 million for the three and six months ended June 30, 2011, respectively, that were charged against the reserve.

The following table summarizes changes in our representation and warranty reserve for the three and six months ended June 30, 2011 and 2010, and for full year 2010:

Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,		Full Year
(Dollars in millions)	2011	2010	2011	2010	2010
Representation and warranty repurchase reserve, beginning of period(1)	$846	$454	$816	$238	$238
Provision for repurchase losses(2)	37	404	81	628	636
Net realized losses	(14)	(5)	(28)	(13)	(58)

Representation and warranty repurchase reserve, end of period(1)	$869	$853	$869	$853	$816

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $4 million and $9 million for the three and six months ended June 30, 2011, respectively, and $95 million and $195 million for the three and six months ended June 30, 2010, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $33 million and $72 million, for the three and six months ended June 30, 2011, respectively, and $309 million and $433 million for the three and six months ended June 30, 2010, respectively.

As indicated in the table below, substantially all of the representation and warranty reserve relates to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Allocation of Representation and Warranty Reserve

	Reserve Liability
(Dollars in millions, except for loans sold)	June 30, 2011	December 31, 2010	Loans Sold 2005 to 2008(1)
GSEs and Active Insured Securitizations	$794	$796	$24
Inactive Insured Securitizations, Uninsured Securitizations and Other	75	20	87

Total	$869	$816	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation and DBSP Litigation, could be as high as $1.1 billion. Notwithstanding our attempt to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and the amount of reasonably possible losses estimated here. There is still significant uncertainty as to numerous factors that contribute to ultimate liability levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2010 and June 30, 2011 was zero. In January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Supreme Court of British Columbia (Vancouver Registry) against the Visa and MasterCard membership associations related to credit card interchange fees. In May 2011, another merchant, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Ontario Superior Court of Justice (Toronto Region) asserting the same alleged violations of law related to credit card interchange fees and network rules. Both class actions name Visa and MasterCard and a number of member banks, including Capital One Financial Corporation, which only issues MasterCard branded credit cards in Canada. The class action complaints allege that the associations and member banks are liable for civil conspiracy, unjust enrichment, constructive trust and unlawful interference with economic interests and violated Canadian anti-competition laws by (a) conspiring to fix supra-competitive interchange fees and merchant discounts, and (b) requiring participation in the respective networks and adherence to Visa and MasterCard Rules to acceptance of payment guarantee services.

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

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleged in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the UCL when it raised interest rates on certain credit card accounts. The plaintiff seeks damages, restitution, attorney’s fees and an injunction against future rate increases. The District Court granted COBNA’s motion to dismiss all claims as a matter of law prior to any discovery. On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings. The Ninth Circuit upheld the dismissal of the plaintiff’s breach of contract claim, finding that COBNA was contractually allowed to increase interest rates. In September 2010, the Ninth Circuit denied COBNA’s Petition for Panel Rehearing and Rehearing En Banc. In January 2011, COBNA filed a writ of certiorari with the United States Supreme Court, seeking leave to appeal the Ninth Circuit’s ruling. On April 4, 2011, the United States Supreme Court denied Capital One’s writ of certiorari, and as a result, the Ninth Circuit remanded the case back to the District Court to begin discovery.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter involves similar issues as Rubio. This multi-district litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA — Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the TILA, the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed and the parties are preparing for summary judgment filings.

West Virginia Attorney General Litigation

In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA removed the case to the U.S. District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint. In July 2010, the U.S. District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot. In August 2010, we filed a motion to dismiss and a motion to stay discovery pending resolution of the motion to dismiss. In April 2011, the Court denied our motion to dismiss and scheduled a bench trial to begin on December 6, 2011. On July 20, 2011, COBNA removed the case again to the U.S. District Court for the Southern District of West Virginia, and plaintiff subsequently filed a motion to remand the matter to state court.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to certain specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG. GreenPoint filed a motion to dismiss the amended complaint. On January 6, 2011, the Court instructed plaintiffs to seek leave of court to file an amended complaint supported by an evidentiary showing of merit. Plaintiffs filed their motion for leave in June 2011, which is currently expected to be argued in the fourth quarter of 2011. As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable. In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio. With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $808 million of losses have been realized and approximately $355 million in mortgage loans are still outstanding, of which approximately $29 million are more than 90 days delinquent, including foreclosures and REO.

In September 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has not established a reserve with respect to any portfolio-wide repurchase claim, but in the event GreenPoint is obligated to indemnify DBSP for the repurchase of all 6,200 mortgage loans, GreenPoint would incur the current and future economic losses inherent in the securitization. With respect to these loans, we believe approximately $136 million of losses have been realized and approximately $62 million in mortgage loans are still outstanding, of which approximately $9 million are more than 90 days delinquent, including foreclosures and REO.

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

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted the motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. On April 18, 2011, CONA moved for reconsideration of those portions of the court’s ruling denying its motion to dismiss, and on June 7, 2011, CONA moved for certification of an interlocutory appeal. The MDL court denied the motion to reconsider on June 23, 2011. The parties are now engaged in discovery.

Patent Litigation

On February 23, 2011, Capital One Financial Corporation, Capital One, N.A., and Capital One Bank (USA), N.A. (collectively, “Capital One”), were named as defendants, along with several other banks, in a patent infringement lawsuit filed by DataTreasury Corporation (“DataTreasury”) in the United States District Court for

the Eastern District of Texas. DataTreasury alleges that Capital One and the other banks willfully infringed certain patents relating to remote image capture with centralized processing and storage. Capital One was served with the complaint on April 5, 2011, and filed an answer on May 26, 2011.

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities. Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011, and plaintiff subsequently filed a motion to remand the matter to state court.

Tax Matters

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

NOTE 16—SUBSEQUENT EVENTS

On June 16, 2011, we entered into a purchase and sale agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., ING Direct Bancorp, collectively, the Sellers, under which we will acquire substantially all of the Sellers' ING Direct business in the United States in exchange for $6.2 billion in cash and approximately 55.9 million shares of our common stock, subject to certain adjustments described in the purchase and sale agreement. We expect the ING transaction to close in late 2011 or early 2012, subject to customary closing conditions, including certain governmental clearances and approvals.

On July 19, 2011, we closed a public offering of shares of our common stock, subject to forward sale agreements that we entered into with certain counterparties acting as forward purchasers. The forward purchasers agreed to borrow and sell to the public, through the underwriters, 40 million shares of our common stock at a price per share of $50.00. After underwriter’s discounts and commissions, the net proceeds to the company will be at an initial forward sale price per share of $48.50. We did not receive any proceeds from this public offering of our shares of common stock. Under the terms of the forward sale agreements, we must settle the forward sale agreements on or before February 15, 2012. We expect to settle the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of $1.9 billion based on the initial forward price. The forward sale price is subject to adjustment under the forward sale agreements. However, we may, subject to certain conditions, elect cash or net share settlement of all or a portion of our obligation to deliver shares of common stock. In addition, we granted the underwriters a 30-day option to purchase an additional 6 million shares of our common stock to cover any over-allotments, which shares are not subject to the forward sale agreements.

We also closed a public offering of four different series of our senior notes on July 19, 2011, for total proceeds of approximately $3.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014, $750 million aggregate principal amount of our 2.125% Senior Notes due 2014, $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

We expect to use the net proceeds of these offerings, along with cash sourced from current liquidity, to fund the $6.2 billion in cash consideration payable in connection with the ING Direct acquisition.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 15— Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2010 Form 10-K and the risk factors set forth in Exhibit 99.5 to our Current Report on Form 8-K filed on July 13, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the second quarter of 2011:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
April 1-30, 2011	14,746	$49.92	—	$—
May 1-31, 2011	—	—	—	—
June 1-30, 2011	—	—	—	—

Total	14,746		—

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On May 11, 2011, our stockholders voted, on an advisory basis, on the frequency of conducting an advisory vote on our named executive officer compensation. Based on the results of the advisory vote and the recommendation of our Governance and Nominating Committee, the Board of Directors has resolved to hold an advisory vote on the compensation of our named executive officers every year until the next advisory vote on the frequency of stockholder advisory votes on named executive officer compensation, which will occur no later than our annual meeting of stockholders in 2017.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: August 5, 2011	By:	/S/ GARY L. PERLIN
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

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employees’ Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the 2008 Form 10-K).

2.2	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form-8-K, filed on June 22, 2011).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011 (incorporated by reference to Exhibit 3.4 of the Company’s Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 8-K, filed on May 17, 2011).

4.1.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on December 4, 2009).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Senior Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Senior Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Senior Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on September 5, 2007).

Exhibit No.	Description
4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on May 22, 2009).

4.2.8	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

Exhibit No.	Description
4.5.5	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen certificate representing the Trust Preferred Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

Exhibit No.	Description
4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen certificate representing the Trust Preferred Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Specimen certificate representing the Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	Forward Sale Agreement between Capital One Financial Corporation and Barclays Capital Inc., dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on July 19, 2011).

10.2	Forward Sale Agreement between Capital One Financial Corporation and Morgan Stanley & Co. LLP, dated July 14, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on July 19, 2011).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges (incorporated by reference to Exhibit 12.1 of the Company’s Report on Form 8-K, filed on July 19, 2011).

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.