Form 10-Q
period 2011-09-30
CAPITAL ONE FINANCIAL CORP
filed 2011-11-07
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 459,677,105 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

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

SUMMARY OF SELECTED FINANCIAL DATA

Below we provide selected consolidated financial data from our results of operations for the three and nine months ended September 30, 2011 and 2010, and selected comparative consolidated balance sheet data as of September 30, 2011, and December 31, 2010. We also provide selected key metrics we use in evaluating our performance.

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Income statement
Net interest income(1)	$3,283	$3,109	6%	$9,559	$9,434	1%
Non-interest income	871	907	(4)	2,670	2,775	(4)

Total revenue	4,154	4,016	3	12,229	12,209	**
Provision for loan and lease losses(1)	622	867	(28)	1,499	3,069	(51)
Non-interest expense	2,297	1,996	15	6,714	5,843	15

Income from continuing operations before income taxes	1,235	1,153	7	4,016	3,297	22
Income tax provision	370	335	10	1,174	948	24

Income from continuing operations, net of taxes	865	818	6	2,842	2,349	21
Loss from discontinued operations, net of taxes(2)	(52)	(15)	247	(102)	(303)	(66)

Net income	$813	$803	1%	$2,740	$2,046	34%

Common share statistics
Earnings per common share:
Basic earnings per common share	$1.78	$1.78	** %	$6.02	$4.53	33%
Diluted earnings per common share	1.77	1.76	1	5.95	4.49	33
Weighted average common shares outstanding:
Basic earnings per common share	456.0	452.5	1	455.2	451.9	1
Diluted earnings per common share	460.4	456.6	1	461.0	456.0	1
Dividends per common share	0.05	0.05	**	0.15	0.15	**
Stock price per common share at period end	39.63	39.55	**	39.63	39.55	**
Total market capitalization at period end	18,075	17,900	1	18,075	17,900	1

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
Average balances
Loans held for investment	$129,043	$126,307	2%		$127,360	$129,565	(2)%
Interest-earning assets	177,710	172,473	3		175,147	176,332	(1)
Total assets	201,611	196,598	3		199,616	200,931	(1)
Interest-bearing deposits	110,750	104,186	6		109,552	104,119	5
Total deposits	128,268	118,255	8		126,102	118,095	7
Borrowings	37,366	45,910	(19)		39,107	52,044	(25)
Stockholders’ equity	29,316	25,307	16		28,202	24,498	15
Performance metrics
Purchase volume(3)	$34,918	$27,039	29%		$96,941	$77,533	25%
Revenue margin (1) (4)	9.35%	9.31%	4	bps	9.31%	9.23%	8	bps
Net interest margin (1) (5)	7.39	7.21	18		7.28	7.13	15
Net charge-off rate (1) (6)	2.52	4.82	(230)		3.02	5.41	(239)
Return on average assets(7)	1.72	1.66	6		1.90	1.56	34
Return on average equity(8)	11.80	12.93	(113)		13.44	12.78	66
Non-interest expense as a % of average loans held for investment(9)	7.12	6.32	80		7.03	6.01	102
Efficiency ratio(10)	55.30	49.70	560		54.90	47.86	704
Effective income tax rate	29.96	29.05	91		29.23	28.75	48

	September 30, 2011	December 31, 2010	Change
Balance sheet (period end)
Loans held for investment	$129,952	$125,947	3%
Interest-earning assets	174,308	172,024	1
Total assets	200,148	197,503	1
Interest-bearing deposits	110,777	107,162	3
Total deposits	128,318	122,210	5
Borrowings	34,315	41,796	(18)
Total liabilities	170,770	170,962	**
Stockholders’ equity	29,378	26,541	11
Tangible common equity (“TCE”)(11)	15,425	12,558	23
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,280	$5,628	(24)%
Allowance as a % of loans held for investment	3.29%	4.47%	(118	)bps
30+ day performing delinquency rate(12)	3.13	3.52	(39)
30+ day delinquency rate	3.81	4.23	(42)
Capital ratios
Tier 1 common equity ratio(13)	10.0%	8.8%	120	bps
Tier 1 risk-based capital ratio(14)	12.4	11.6	80
Total risk-based capital ratio(15)	15.4	16.8	(140)
Tangible common equity ratio (“TCE ratio”)(16)	8.3	6.9	140

**	Change is less than one percent.
(1)

Interest income was reduced by $206 million and $421 million in the third quarter and first nine months of 2011, respectively, for amounts earned by Kohl’s Department Stores (‘Kohl’s”). The reduction in the provision for loan and lease losses attributable to Kohl’s was $236 million for the first nine months of 2011. Loss-sharing amounts attributable to Kohl’s reduced net charge-offs by $39 million and $80 million in the third quarter and first nine months of 2011, respectively. The expected loss reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $156 million as of September 30, 2011. See “Note 2—Acquisitions” for additional information.
(2)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which we closed in 2007.

(3)	Consists of credit card purchase transactions for the period, net of returns. Excludes cash advance transactions.
(4)	Calculated based on annualized total revenue for the period divided by average interest-earning assets for the period.
(5)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
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

We had $130.0 billion in total loans outstanding and $128.3 billion in deposits as of September 30, 2011, compared with $125.9 billion in total loans outstanding and $122.2 billion in deposits as of December 31, 2010.

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

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the three and nine months ended September 30, 2011 and 2010. We provide a reconciliation of our total business segment results to our consolidated results using generally accepted accounting principles in the U.S. (“U.S. GAAP”) in “Note 14—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended September 30,
	2011				2010
	Total Revenue(1)		Net Income (Loss)(2)		Total Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$2,720	65%	$663	76%	$2,605	65%	$631	77%
Consumer Banking	1,285	31	190	22	1,142	28	175	21
Commercial Banking	415	10	145	17	355	9	39	5
Other(3)	(266)	(6)	(133)	(15)	(86)	(2)	(27)	(3)

Total from continuing operations	$4,154	100%	$865	100%	$4,016	100%	$818	100%

	Nine Months Ended September 30,
	2011				2010
	Total Revenue(1)		Net Income (Loss)(2)		Total Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$7,844	64%	$1,924	68%	$8,072	66%	$1,688	72%
Consumer Banking	3,699	30	692	24	3,451	28	785	33
Commercial Banking	1,202	10	435	15	1,088	9	67	3
Other(3)	(516)	(4)	(209)	(7)	(397)	(3)	(191)	(8)

Total from continuing operations	$12,229	100%	$2,842	100%	$12,214	100%	$2,349	100%

(1)	Total revenue consists of net interest income and non-interest income.
(2)	Net income (loss) for our business segments reflects income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 14—Business Segments.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

Financial Highlights

We reported net income of $813 million ($1.77 per diluted share) in the third quarter of 2011, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $911 million ($1.97 per diluted share) in the second quarter of 2011 and net income of $803 million ($1.76 per diluted share) in the third quarter of 2010. Net income totaled $2.7 billion ($5.95 per diluted share) for the first nine months of 2011, compared with net income of $2.0 billion ($4.49 per diluted share) for the first nine months of 2010.

Our capital levels continued to increase during the third quarter of 2011, with total stockholders’ equity up $2.8 billion from year-end 2010. Our Tier 1 risk-based capital ratio under Basel I was 12.4% and our Tier 1 common equity ratio, a non-GAAP measure, was 10.0% as of September 30, 2011, both up 60 basis points from the end of the second quarter of 2011, reflecting strong internal capital generation as well as the continued decline in the amount of disallowed deferred tax assets. Based on our current understanding of the Basel III framework, which has not been implemented by the U.S. banking agencies and is subject to change, we estimate that our Tier 1 common equity ratio was 10.1% as of September 30, 2011. Our stockholders’ equity and capital ratios do not reflect any impact from the equity forward sale agreements executed in July 2011 referenced below, as they have not been settled in whole or in part as of the date of this Report. We present the calculation of our regulatory capital ratios and a reconciliation of our supplemental non-GAAP capital measures below under “Supplemental Tables.”

Our strategies and actions are designed to deliver profitable long-term growth through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships produce strong long-term economics through low credit costs, low customer attrition and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and new partnerships in our Credit Card business, long-term retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in our bank infrastructure to allow us to provide more convenient and flexible customer banking options, including a broader range of fee-based and credit products and services, by leveraging our direct bank customer franchise with national reach and by continued marketing investments to further strengthen our brand. We believe our actions have created a well-positioned balance sheet and strong capital and liquidity levels which have provided us with investment flexibility to take advantage of attractive opportunities and adjust, where we believe appropriate, to changing market conditions.

As previously announced, in June 2011, we entered into a definitive agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., ING Direct Bancorp, collectively, the Sellers, under which we will acquire substantially all of the Sellers’ ING Direct business in the United States (“ING Direct”), in exchange for $6.2 billion in cash and approximately 55.9 million shares of our common stock, subject to certain adjustments. We continue to expect the ING Direct acquisition to close in late 2011 or early 2012, subject to customary closing conditions, including certain governmental clearances and approvals. In the third quarter of 2011, we closed a public underwritten offering of our senior notes, from which we received total proceeds of approximately $3.0 billion, and a public underwritten offering of 40 million shares of our common stock at a price per share of $50.00, subject to forward sale agreements. After underwriter’s discounts and commissions, the net proceeds to us from the equity offering will be at an initial forward sale price per share of $48.50. The forward sale price is subject to adjustment under the forward sale agreements. We have not received any proceeds from this public offering of our shares of common stock yet. Under the terms of the forward sale agreements, we must settle the forward sale agreements on or before February 15, 2012. We expect to settle the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of approximately $1.9 billion based on the initial forward price. However, we may, subject to certain conditions, elect cash or net share settlement of all or a portion of our obligation to deliver shares of common stock. We expect to use the net proceeds from the debt and equity offerings, along with cash sourced from our current liquidity, to fund the $6.2 billion in cash consideration payable in connection with the ING Direct acquisition.

In addition to the pending ING Direct acquisition, we announced in August 2011 that we had entered into a purchase agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States for a premium estimated at $2.6 billion as of June 30, 2011. We currently expect the HSBC acquisition to close in the second quarter of 2012, subject to customary closing conditions, including certain governmental clearances and approvals.

We took several actions during the quarter to manage the anticipated impact of the pending ING Direct acquisition on our market risk exposure and regulatory capital requirements. Since the date we entered into the agreement to acquire ING Direct, interest rates have declined substantially, and our current estimate of the fair value of the ING Direct net assets and liabilities has increased correspondingly. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, in August 2011, we entered into various pay-fixed/receive-floating interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. These swap transactions are designed to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in late 2011 or early 2012. Although the interest-rate swaps represent economic hedges, they are not designated for hedge accounting. Accordingly, changes in the fair value are recorded in earnings. Our results for the third quarter of 2011 include a mark-to-market loss of $266 million related to these interest-rate swaps, which was attributable to a decline in interest rates as of the end of the quarter. Changes in the fair value of these interest-rate swaps will continue to be recorded in earnings until the swaps are terminated. We also sold approximately $6.4 billion of investment securities, consisting predominantly of agency mortgage-backed securities (“MBS”). We recorded a gain of $239 million on the sale of these securities, which largely offsets the mark-to-market loss recognized on the interest-rate swaps. We will continue to evaluate market conditions and may take additional balance sheet management actions, such as entering into similar swap transactions or selling additional investment securities, to manage the anticipated impact of the pending ING Direct and HSBC acquisitions on our market risk exposure and regulatory capital requirements. For additional detail, see “Market Risk Management” section of this Report and “Note 10—Derivative Instruments and Hedging Activities.”

Below are additional highlights of our performance for the third quarter and first nine months of 2011. These highlights generally are based on a comparison to the same prior year periods. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2011, compared with our financial condition and credit performance as of December 31, 2010. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our earnings of $813 million in the third quarter of 2011 increased by $10 million, or 1%, from the third quarter of 2010, while our earnings of $2.7 billion for the first nine months of 2011 increased by $694 million, or 34%, from the first nine months of 2010. The increase in net income for each period was primarily attributable to significantly lower credit costs due to improvements in loan credit quality. The increase in net income for the first nine months of 2011 also reflected a substantial reduction in the provision for mortgage repurchase losses for legacy mortgage-related representation and warranty claims. These factors were partially offset by higher operating expenses related to our recent acquisitions and increased marketing expenditures.

•

Total Loans: Period-end loans held for investment increased by $4.0 billion, or 3%, during the first nine months of 2011, to $130.0 billion as of September 30, 2011, from $125.9 billion as of December 31, 2010. The increase was primarily attributable to the additions of the $3.7 billion private-label credit card loan portfolio of Kohl’s in the second quarter of 2011 and the $1.4 billion credit card loan portfolio of Hudson’s Bay Company (“HBC”) in the first quarter of 2011, as well as growth in our auto finance, commercial and revolving domestic card balances. Excluding the impact of the addition of the Kohl’s and HBC portfolios, total loans decreased by $1.1 billion, or 1%, in the first nine months of 2011, due to the continued expected run-off of installment loans in our Credit Card business and legacy home loans in our Consumer Banking business, other loan paydowns and charge-offs. The impact from these factors more than offset the strong purchase volume growth across the Domestic Card business, a significant increase in auto loan originations and steady loan growth in our Commercial Banking business.

•

Charge-off and Delinquency Statistics: Net charge-off rates continued to decline during the third quarter of 2011. The net charge-off rate decreased to 2.52%, from 2.91% in the second quarter of 2011 and 4.82% in the third quarter of 2010. The net charge-off rate was 3.02% for the first nine months of 2011, a decrease of 239 basis points from the first nine months of 2010. The 30+ day delinquency rate was 3.81% as of September 30, 2011, compared with 3.57% as of June 30, 2011, and 4.23% as of December 31, 2010. As overall credit trends are stabilizing after almost two years of rapidly declining charge-offs, our quarterly credit metrics are increasingly driven by seasonal patterns.

•

Allowance for Loan and Lease Losses: We reduced our allowance by $208 million in the third quarter of 2011 and by $1.3 billion in the first nine months of 2011 to $4.3 billion as of September 30, 2011. In comparison, we reduced our allowance by $624 million in the third quarter of 2010 and by $2.0 billion in the first nine months of 2010. The significant reductions in our allowance releases in the third quarter and first nine months of 2011 from the same prior year periods reflect the impact of stabilizing credit trends. While our net-charge off rate improved by 239 basis points in the first nine months of 2011, compared with the same prior year period, the allowance coverage ratio fell by only 118 basis points to 3.29% as of September 30, 2011, from 4.47% as of December 31, 2010.

•

Representation and Warranty Reserve: Our representation and warranty reserve totaled $892 million as of September 30, 2011, compared with $816 million as of December 31, 2010. This reserve relates to our mortgage loan repurchase exposure for legacy mortgage loans sold by our subsidiaries to various parties under contractual provisions that include various representations and warranties. The reserve reflects losses as of each balance sheet date that we consider to be both probable and reasonably estimable. We recorded a provision for this exposure of $72 million and $153 million in the third quarter and first nine months of 2011, respectively, compared with a provision of $16 million and $644 million in the third quarter and first nine months of 2010, respectively.

Business Segments

•

Credit Card Business: Our Credit Card business generated net income from continuing operations of $663 million and $1.9 billion in the third quarter and first nine months of 2011, respectively, compared with net income from continuing operations of $631 million and $1.7 billion in the third quarter and first nine months of 2010, respectively. The improvement in credit performance was the primary driver of the improvement in our Credit Card business, resulting in a significant decrease in the provision for loan and lease losses. The provision decrease for the first nine months of 2011 was partially offset by an increase in non-interest expense attributable to increased operating and integration costs related to the acquisitions of the credit card loan portfolios of Sony, HBC and Kohl’s and increased marketing expenditures. New account originations have continued to grow in our Credit Card business.

•

Consumer Banking Business: Our Consumer Banking business generated net income from continuing operations of $190 million and $692 million in the third quarter and first nine months of 2011, respectively, compared with net income from continuing operations of $175 million and $785 million in the third quarter and first nine months of 2010, respectively. The increase in net income for the third quarter of 2011 was primarily due to revenue growth resulting from improved loan margins attributable to an increase in average loan yields, coupled with a decrease in the cost of funds. The decrease in net income for the first nine months of 2011 reflected the impact of the absence of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 from the deconsolidation of certain option-adjustable rate mortgage trusts and an increase in the provision for loan and lease losses due to growth in auto loans. These factors were partially offset by an increase in total revenue due to a shift in our loan product mix toward higher priced auto loan originations, coupled with deposit growth resulting from our continued strategy to leverage our bank outlets to attract lower cost deposit funding. Strong growth in auto loan originations during the third quarter and first nine months of 2011 has more than offset the continued run-off in legacy home loans.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $145 million and $435 million in the third quarter and first nine months of 2011, respectively, compared with net income from continuing operations of $39 million and $67 million in the third quarter and first nine months of 2010, respectively. The improvement in results for our Commercial Banking business reflected an increase in revenues, a decrease in non-interest expense and a decrease in the provision for loan and lease losses due to the improvement in credit quality. As a result of this improvement, we reduced our allowance for loan and lease losses and recorded a negative provision for loan and lease losses of $10 million and $43 million in the third quarter and first nine months of 2011, respectively. In comparison, we recorded a provision for loan and lease losses of $95 million and $395 million in the third quarter and first nine months of 2010, respectively, related to our Commercial Banking business. We continued to experience steady loan growth in our Commercial Banking business, with loan demand expanding beyond refinancing to include demand for new credit to finance growth for our commercial customers.

Business Environment and Recent Developments

Recent Business and Regulatory Developments

The challenging economic environment intensified during the third quarter of 2011, due to concerns about the U.S. debt ceiling and subsequent downgrade of the U.S. debt, the continued elevated U.S. unemployment rate and the European debt crisis. These concerns resulted in increased economic uncertainty and market volatility. We have continued to monitor our portfolio credit performance for signs that these difficult market conditions are causing deterioration in our credit results. Our credit metrics are stabilizing with normal seasonality re-emerging after a long period of cyclical improvement. We believe actions we made in underwriting and managing our business through the recession, including focusing on our most resilient businesses, have continued to drive our strong credit performance. In addition, our recent partnerships and acquisitions have contributed to new account originations and a continued increase in purchase volumes in our Credit Card business.

Recent Acquisitions and Related Developments

During the past several years, we have explored opportunities to acquire financial services companies and financial assets and enter into strategic partnerships as part of our growth strategy. Our financial strength and flexibility and our experience in the credit card and direct banking businesses are key factors that we believe have enabled us to take advantage of our recent investment opportunities, including the acquisition of HBC’s existing credit card loan portfolio in the first quarter of 2011, the acquisition of Kohl’s existing credit card loan portfolio in the second quarter of 2011 and our pending acquisitions of ING Direct and HSBC’s U.S. credit card business. We continue to evaluate and anticipate engaging in additional strategic partnerships and selected acquisitions of financial institutions and other financial assets, including credit card and other loan portfolios. We may issue common stock or debt in connection with future acquisitions, including in public offerings, to fund such acquisitions.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report, “Item 1A. Risk Factors” in our 2010 Form 10-K and the risk factors set forth in Exhibit 99.5 to our Current Report on Form 8-K filed on July 13, 2011, for factors that could materially influence our results.

Total Company Expectations

Our third quarter results continue to demonstrate the impact of our strategy to deliver profitable long-term growth through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe we remain well-positioned to win in the marketplace and deliver shareholder value. We expect that the combined acquisitions of ING Direct and the HSBC U.S. credit card business will deliver attractive financial results in the near-term and put us in an even stronger position to enhance and sustain the value we can deliver to our customers, our communities and our shareholders over the long-term. We believe strong earnings will enable us to maintain strong capital levels and trajectory and that deep access to deposits will bolster our already-strong liquidity. Based on recent trends, including modest loan growth, and our targeted initiatives to attract new business and develop franchise-enhancing customer relationships, we believe the period of shrinking loans during the recession has come to an end. We expect modest year-over-year growth in ending loan balances in 2011. Although we expect an increase in period- end loans, we expect that average loan balances for 2011 will be comparable to average loan balances for 2010 given the lower loan balance starting point in 2011. Following the completion of the planned acquisitions of ING Direct and the HSBC U.S. credit card business, we expect our loan growth rate trajectory will be muted by the larger base of loans and the expected run-off of several of our legacy and acquired business loan portfolios.

Business Segments Expectations

Credit Card Business

We believe that our Domestic Card loan balances reached a low point in the first quarter of 2011. We expect seasonal loan growth in the fourth quarter of 2011. We believe we remain well positioned to gain market share in the new level playing field resulting from the CARD Act. We believe the credit results in our Domestic Card business are stabilizing and exhibiting expected seasonal patterns.

Consumer Banking Business

In our Consumer Banking business, we expect that auto originations and returns will remain strong and drive growth in auto loans for 2011. We expect that the continuing run-off of the legacy home loan portfolio will largely offset the growth in auto loans. We believe we have reached a cyclical low point for auto finance charge-offs. We expect that the auto finance charge-off rate will increase in the fourth quarter of 2011, driven by seasonal patterns. Over the long run, competitive factors and moderation in auction prices for used vehicles is likely to create higher charge-off rates.

Commercial Banking Business

In our Commercial Banking business, we believe that the worst of the commercial credit downturn is behind us and there is positive credit performance trajectory. However, we continue to expect some quarterly uncertainty and variability in commercial charge-offs and nonperforming loans. We have been growing commercial loans with lower credit risk and expect further modest growth to continue in the fourth quarter of 2011.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. The use of fair value to measure our financial instruments is fundamental to the preparation of our consolidated financial statements because we account for and record a significant portion of our assets and liabilities at fair value. Accordingly, we provide information below on financial instruments recorded at fair value in our consolidated balance sheets. We also discuss below refinements we made in the third quarter of 2011 in determining the estimated amount of uncollectible finance charges and fees for credit card loans. Management has discussed our critical accounting policies and estimates with the Audit and Risk Committee of the Board of Directors.

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 20% of our total assets of $200.1 billion as of September 30, 2011, compared with 22% of our total assets of $197.5 billion as of December 31, 2010. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 2% of these financial instruments (less than 1% of total assets) as of September 30, 2011, and approximately 2% of these financial instruments (less than 1% of total assets) as of December 31, 2010.

We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 13—Fair Value of Financial Instruments.”

Key Controls Over Fair Value Measurement

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Valuations Group and Valuations Advisory Committee, participate in the review and validation process. The Valuation Advisory Committee includes senior representation from business areas, our Enterprise Risk Oversight division and our Finance division.

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

Revenue Recognition

We recognize finance charges and fees on credit card loans when the amounts are billed to the customer and include these amounts in the loan balance, net of the estimated uncollectible amount of finance charges and fees. Our process for estimating the uncollectible amount of billed finance charges and fees is consistent with the process we use to estimate the allowance for incurred principal losses on our credit card loan receivables.

We determine the adequacy of the uncollectible finance charge and fee reserve on a quarterly basis, primarily based on the use of a roll-rate methodology. We refine our estimation process and key assumptions used in determining our loss reserves as additional information becomes available. In the third quarter of 2011, we revised the manner in which we estimate expected recoveries of finance charge and fee amounts previously considered to be uncollectible. Our revised recovery assumptions better reflect the post-recession pattern of relatively low delinquency roll-rates combined with increased recoveries of finance charges and fees previously considered uncollectible. This reduced the uncollectible finance charge and fee reserves by approximately $83 million as of September 30, 2011, and resulted in a corresponding increase in revenues of $83 million in the third quarter of 2011. We also applied these revised assumptions to the estimated recovery of principal charge-offs in determining our allowance for loan and lease losses. The revision, however, had an insignificant impact on the overall determination of our allowance for lease and loan losses as of September 30, 2011.

For additional information on our critical accounting policies and estimates, see “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates” of our 2010 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the three and nine months ended September 30, 2011 and 2010. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and the average yield or cost for the three and nine months ended September 30, 2011 and 2010.

Table 3: Average Balances, Net Interest Income and Net Interest Yield

	Three Months Ended September 30,
	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic(3)	$88,995	$2,828	12.71%	$89,530	$2,767	12.36%
International	8,703	354	16.27	7,342	302	16.45

Total consumer loans(3)	97,698	3,182	13.03	96,872	3,069	12.67
Commercial loans(3)	31,345	368	4.69	29,435	378	5.13

Total loans held for investment	129,043	3,550	11.00	126,307	3,447	10.92

Investment securities	37,189	264	2.84	39,872	347	3.48
Other interest-earning assets:
Domestic	10,711	18	0.67	5,793	20	1.38
International	767	3	1.56	501	1	0.80

Total other interest-earning assets	11,478	21	0.73	6,294	21	1.33

Total interest-earning assets(4)	$177,710	$3,835	8.63%	$172,473	$3,815	8.85%

Cash and due from banks	1,742			2,014
Allowance for loan and lease losses	(4,488)			(6,803)
Premises and equipment, net	2,731			2,709
Other assets	23,916			26,205

Total assets	$201,611			$196,598

Liabilities and equity:
Interest-bearing liabilities:
Deposits	$110,750	$294	1.06%	$104,186	$358	1.37%
Securitized debt obligations:
Domestic	14,734	73	1.98	25,928	159	2.45
International	3,744	16	1.71	4,822	32	2.65

Total securitized debt obligations	18,478	89	1.93	30,750	191	2.48
Senior and subordinated notes	10,519	84	3.19	8,677	72	3.32
Other borrowings	8,369	85	4.06	6,483	85	5.24

Total interest-bearing liabilities	$148,116	$552	1.49%	$150,096	$706	1.88%

Non-interest bearing deposits	17,518			14,069
Other liabilities	6,661			7,126

Total liabilities	172,295			171,291
Stockholders’ equity	29,316			25,307

Total liabilities and stockholders’ equity	$201,611			$196,598

Net interest income/spread(4)		$3,283	7.14%		$3,109	6.97%

Interest income to average interest-earning assets			8.63%			8.85%
Interest expense to average interest-earning assets			1.24			1.64

Net interest margin			7.39%			7.21%

	Nine Months Ended September 30,
	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic(3)	$88,129	$8,194	12.40%	$92,476	$8,563	12.35%
International	8,741	1,056	16.11	7,526	903	16.00

Total consumer loans(3)	96,870	9,250	12.73	100,002	9,466	12.62
Commercial loans(3)	30,490	1,084	4.74	29,563	1,116	5.03

Total loans held for investment	127,360	10,334	10.82	129,565	10,582	10.89

Investment securities	39,684	893	3.00	38,979	1,037	3.55
Other interest-earning assets:
Domestic	7,388	49	0.88	7,216	58	1.07
International	715	10	1.86	572	2	0.47

Total other interest-earning assets	8,103	59	0.97	7,788	60	1.03

Total interest-earning assets(4)	$175,147	$11,286	8.59%	$176,332	$11,679	8.83%

Cash and due from banks	1,851			2,214
Allowance for loan and lease losses	(5,058)			(7,623)
Premises and equipment, net	2,722			2,719
Other assets	24,954			27,289

Total assets	$199,616			$200,931

Liabilities and equity:
Interest-bearing liabilities:
Deposits	$109,552	$923	1.12%	$104,119	$1,125	1.44%
Securitized debt obligations:
Domestic	18,214	281	2.06	31,275	548	2.34
International	3,827	61	2.13	5,092	96	2.51

Total securitized debt obligations	22,041	342	2.07	36,367	644	2.36
Senior and subordinated notes	8,910	211	3.16	8,731	211	3.22
Other borrowings	8,156	251	4.10	6,946	265	5.09

Total interest-bearing liabilities	$148,659	$1,727	1.55%	$156,163	$2,245	1.92%

Non-interest bearing deposits	16,550			13,976
Other liabilities	6,205			6,294

Total liabilities	171,414			176,433
Stockholders’ equity	28,202			24,498

Total liabilities and stockholders’ equity	$199,616			$200,931

Net interest income/spread(4)		$9,559	7.04%		$9,434	6.91%

Interest income to average interest-earning assets			8.59%			8.83%
Interest expense to average interest-earning assets			1.31			1.70

Net interest margin			7.28%			7.13%

(1)

Past due fees included in interest income totaled approximately $303 million and $249 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $793 million and $893 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.
(3)

In the first quarter of 2011, we revised previously reported interest income on interest-earning assets and average yield on loans held for investment for 2010 to conform to the internal management accounting methodology used in our segment reporting. The interest income and average loan yields presented reflect this revision. The previously reported interest income and average yields for the third quarter of 2010 were as follows: domestic consumer loans ($2,846 million and 12.72%); total consumer loans ($3,148 million and 13.00%); and commercial loans ($299 million and 4.06%). The previously reported interest income and average yields for the first nine months of 2010 were as follows: domestic consumer loans ($8,691 million and 12.53%); total consumer loans ($9,594 million and 12.79%); and commercial loans ($988 million and 4.46%).

(4)	Interest income was reduced by $206 million and $421 million in the third quarter and first nine months of 2011, respectively, for amounts earned by Kohl’s.

Table 4 presents the variance between our net interest income for the three months ended September 30, 2011 and 2010, and for the nine months ended September 30, 2011 and 2010, and the extent to which the variance was attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30, 2011 vs. 2010			Nine Months Ended September 30, 2011 vs. 2010
(Dollars in millions)	Total Variance	Variance Due to		Total Variance	Variance Due to
		Volume	Rate		Volume	Rate
Interest income:
Loans held for investment:
Consumer loans	$113	$26	$87	$(216)	$(299)	$83
Commercial loans	(10)	24	(34)	(32)	35	(67)

Total loans held for investment, including past-due fees	103	50	53	(248)	(264)	16
Investment securities	(83)	(22)	(61)	(144)	18	(162)
Other	—	12	(12)	(1)	2	(3)

Total interest income	20	40	(20)	(393)	(244)	(149)

Interest expense:
Deposits	(64)	21	(85)	(202)	56	(258)
Securitized debt obligations	(102)	(65)	(37)	(302)	(230)	(72)
Senior and subordinated notes	12	15	(3)	—	5	(5)
Other borrowings	—	22	(22)	(14)	42	(56)

Total interest expense	(154)	(7)	(147)	(518)	(127)	(391)

Net interest income	$174	$47	$127	$125	$(117)	$242

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Our net interest income of $3.3 billion for the third quarter of 2011 increased by $174 million, or 6%, from the third quarter of 2010, driven by a 2% (18 basis points) expansion in our net interest margin to 7.39% and a 3% increase in average interest-earning assets.

•

Net Interest Margin: The increase in our net interest margin in the third quarter of 2011 was primarily attributable to a reduction in our cost of funds, which was partially offset by a decline in the yield on our interest-earning assets. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. In addition, the prevailing low interest rate environment, combined with our disciplined pricing, contributed to the decrease in our average deposit interest rates.

•

Average Interest-Earning Assets: The increase in average interest-earning assets in the third quarter of 2011 was attributable to the additions of the existing HBC credit card loan portfolio of $1.4 billion in the first quarter of 2011 and the $3.7 billion Kohl’s credit card loan portfolio in the second quarter of 2011, coupled with growth in auto loan originations, commercial loans and revolving credit card purchase volumes. The impact of these factors more than offset the continued run-off of businesses that we exited or repositioned, including our installment, home loan and small-ticket commercial real estate loan portfolios.

Our net interest income of $9.6 billion for the first nine months of 2011 increased by $125 million, or 1%, from the first nine months of 2010, driven by a 2% (15 basis points) expansion in our net interest margin to 7.28%, which was partially offset by a 1% decrease in average interest-earning assets.

•

Net Interest Margin: The increase in our net interest margin in the first nine months of 2011 reflected the benefit from the improvement in our cost of funds, as we shifted the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and the decline in deposit interest rates as a result of the overall interest rate environment. The decrease in yield on interest-earning assets was attributable to a reduction in late payment fees resulting from the Federal Reserve guidelines regarding reasonable fees that went into effect in the third quarter of 2010 and the addition of the Kohl’s portfolio. Under our partnership agreement with Kohl’s, we share a fixed percentage of revenues, consisting of finance charges and late fees. We report revenues related to Kohl’s credit card loans on a net basis in our consolidated financial statements, which has the effect of reducing the yield on our average interest-earning assets. The impact of these factors was partially offset by the run-off of lower margin installment loans, a reduced level of new accounts with low introductory promotional rates, and an increase in the recognition of billed finance charges and fees due to the improvement in credit performance as well as the change we made in the third quarter of 2011 in our estimation of non-principal recoveries used in determining our uncollectible finance charge and fee reserve.

•

Average Interest-Earning Assets: The decrease in average interest-earning assets in the first nine months of 2011 reflected the continued run-off of businesses that we exited or repositioned, including our installment, home loan and small-ticket commercial real estate loan portfolios, which more than offset the impact of modest revolving credit card loan growth and the addition of the existing HBC credit card loan portfolio of $1.4 billion in the first quarter of 2011 and the addition of the existing Kohl’s private-label credit card loan portfolio of $3.7 billion in the second quarter of 2011.

Non-Interest Income

Non-interest income consists of servicing and securitizations income, service charges and other customer-related fees, interchange income (net of rewards expense) and other non-interest income. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are reported as a component of non-interest income. We also record the provision for mortgage repurchase losses related to continuing operations in non-interest income. The “other” component of non-interest income includes gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses from the sale of investment securities, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

Table 5 displays the components of non-interest income for the three and nine months ended September 30, 2011 and 2010.

Table 5: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Servicing and securitizations	$12	$13	$35	$(3)
Service charges and other customer-related fees	542	496	1,527	1,577
Interchange	321	346	972	991
Net other-than-temporary impairment	(6)	(5)	(15)	(62)
Provision for mortgage repurchase losses(1)	3	(16)	(5)	(211)
Other(2)	(1)	73	156	483

Total non-interest income	$871	$907	$2,670	$2,775

(1)

We recorded a total provision for mortgage repurchase losses of $72 million and $16 million for the three months ended September 30, 2011 and 2010, respectively, and $153 million and $644 million for the nine months ended September 30, 2011 and 2010, respectively. The remaining portion of the provision for repurchase losses is included in discontinued operations.

(2)

“Other” for the three and nine months ended September 30, 2011 includes a gain of $239 million recognized on the sale of investment securities and a mark-to-market derivative loss of $266 million related to interest-rate swaps we entered into in August 2011 to partially hedge the interest rate risk of the net assets associated with the pending ING acquisition.

Non-interest income of $871 million for the third quarter of 2011 decreased by $36 million, or 4%, from non-interest income of $907 million for the third quarter of 2010. The decrease in non-interest income for the third quarter of 2011 reflects the net impact of two significant items recorded during the quarter resulting from actions taken to reposition our balance sheet and manage the anticipated impact of the pending ING Direct acquisition on our market risk exposure and regulatory capital requirements.

First, in August 2011, we entered into various pay-fixed/receive-floating interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. Since the date we entered into the agreement to acquire ING Direct, interest rates have declined substantially, and our current estimate of the fair value of the ING Direct net assets and liabilities has increased correspondingly. These swap transactions are intended to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates and designed to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in late 2011 or early 2012. Although the interest-rate swaps represent economic hedges, they are not designated for hedge accounting. Accordingly, changes in the fair value are recorded in earnings. We recognized a mark-to-market loss of $266 million on these interest-rate swaps in the third quarter of 2011, which was attributable to the decline in interest rates as of the end of the quarter. Changes in the fair value of these interest-rate swaps will continue to be recorded in earnings until the swaps are terminated.

Second, we sold approximately $6.4 billion of investment securities, consisting predominantly of agency MBS, during the third quarter of 2011. We recorded a gain of $239 million on the sale of these securities. The combined impact of the mark-to-market derivative loss and the gain on the sale of investment securities accounted for $27 million of the reduction in non-interest income in the third quarter of 2011.

Non-interest income of $2.7 billion for the first nine months of 2011 decreased by $105 million, or 4%, from non-interest income of $2.8 billion for the first nine months of 2010. This decrease was primarily due to the absence of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 and net gains on the sale of securities in 2010.

We provide additional information on the reserve for representation and warranty claims below in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”

Provision for Loan and Lease Losses

We build our allowance for loan and lease losses through the provision for loan and lease losses. Our provision for loan and lease losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable credit losses inherent in our loan portfolio as of each balance sheet date. Our provision for loan and lease losses declined by $245 million to $622 million in the third quarter of 2011 and by $1.6 billion in the first nine months of 2011 to $ 1.5 billion, relative to the same prior year periods. The decrease in the provision was largely driven by a substantial decline in net charge-offs across all of our business segments, reflecting the improvement in the credit performance of our loan portfolio. The net charge-off rate was 2.52% and 3.02% for the third quarter and first nine months of 2011, respectively, compared with 4.82% and 5.41% for the third quarter and first nine months of 2010, respectively. As charge-offs declined, we recorded an allowance release of $208 million and $1.3 billion in the third quarter and first nine months of 2011, respectively. Our allowance releases have been significantly lower in 2011 relative to 2010, reflecting a stabilization of the improvement in credit trends.

See “Consolidated Balance Sheet Analysis and Credit Performance—Allowance for Loan and Lease Losses” for a discussion of changes in our allowance for loan and lease losses and details of our provision for loan and lease losses and charge-offs by loan category for the three and nine months ended September 30, 2011 and 2010.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment, occupancy costs and miscellaneous expenses. Marketing expenses also are included in non-interest expense. Table 6 displays the components of non-interest expense for the three and nine months ended September 30, 2011 and 2010.

Table 6: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Salaries and associated benefits	$750	$641	$2,206	$1,937
Marketing	312	250	917	650
Communications and data processing	178	178	504	512
Supplies and equipment	143	129	402	381
Occupancy	122	135	359	371
Other(1)	792	663	2,326	1,992

Total non-interest expense	$2,297	$1,996	$6,714	$5,843

(1)	Consists of professional services expenses, credit collection costs, fee assessments and intangible amortization expense.

Non-interest expense of $2.3 billion for the third quarter of 2011 was up $301 million, or 15%, from the third quarter of 2010. Non-interest expense of $6.7 billion for the first nine months of 2011 was up $871 million, or 15%, from the first nine months of 2010. The increase reflects the recognition of expense of $60 million and $90 million in the third quarter and first nine months of 2011, respectively, for contingent payments related to acquisitions and partnership agreements. In addition, our operating costs have increased due in part to the integration of the recent acquisitions of the Sony, HBC and Kohl’s loan portfolios, as well as higher marketing costs. We have expanded our marketing efforts to attract and support targeted customers and new business volume through a variety of channels. We provide additional information on contingent payment arrangements in “Note 15—Commitments, Contingencies and Guarantees.”

Income Taxes

We recorded an income tax provision based on income from continuing operations of $370 million (30.0% effective income tax rate) in the third quarter of 2011, compared with an income tax provision of $335 million (29.1 % effective income tax rate) in the third quarter of 2010, and $1.2 billion (29.2% effective income tax rate) for the first nine months of 2011, compared with $948 million (28.8% effective income tax rate) for the first nine months of 2010.

We recorded tax benefits of $98 million in the first nine months of 2011, which were related to the release of a valuation allowance against certain state deferred tax assets and net operating loss carryforwards and the resolution of certain tax issues and audits. We monitor the status of our deferred tax assets on a regular basis. The release of the deferred tax valuation allowance reflects our projected ability to utilize the deferred tax assets to offset future taxable income based on our achieving sustained profitability in certain tax jurisdictions. We recorded tax benefits of $71 million in the first nine months of 2010, which were related to adjustments for the resolution of certain tax issues and audits.

Our effective income tax rate excluding the benefit from these discrete tax benefit items was 31.7% and 30.9% for the first nine months of 2011 and 2010, respectively. The higher effective income tax rate for the first nine months of 2011 was primarily attributable to the recognition of expense for non-deductible contingent payments related to certain acquisitions.

We provide additional information on items affecting our income taxes and effective tax rate in our 2010 Form 10-K under “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007. We recorded a loss from discontinued operations, net of tax, of $52 million and $102 million in the third quarter and first nine months of 2011, respectively. In comparison, we recorded a loss from discontinued operations, net of tax, of $15 million and $303 million in the third quarter and first nine months of 2010, respectively.

The increase in the loss from discontinued operations in the third quarter of 2011 was attributable to the recognition of an additional provision for mortgage repurchase losses due to an increase in repurchase activity with respect to certain uninsured investors. The decrease in the loss from discontinued operations in the first nine months of 2011 was attributable to a significant reduction in the provision for mortgage repurchase losses. We provide information on our reserve for representation and warranty claims in “Consolidated Balance Sheet Analysis and Credit Performance—Potential Mortgage Representation and Warranty Liabilities.”

BUSINESS SEGMENT FINANCIAL PERFORMANCE

Our principal operations are currently organized into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments.

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group are included in the “Other” category. See “Note 20—Business Segments” of our 2010 Form 10-K for information on the allocation methodologies used to derive our business segment results.

We summarize our business segment results for the three and nine months ended September 30, 2011 and 2010 in the tables below and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of September 30, 2011, compared with December 31, 2010. See “Note 14—Business Segments” of this Report for a reconciliation of our business segment results to our consolidated U.S. GAAP results. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated net income from continuing operations of $663 million and $1.9 billion in the third quarter and first nine months of 2011, respectively, compared with net income from continuing operations of $631 million and $1.7 billion in the third quarter and first nine months of 2010, respectively. The primary sources of revenue for our Credit Card business are net interest income and non-interest income from customer and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment, occupancy costs and marketing expenses.

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

Interest income was reduced by $206 million and $421 million in the third quarter and first nine months of 2011, respectively, for amounts earned by Kohl’s. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $39 million and $80 million in the third quarter and first nine months of 2011, respectively. In addition, the expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $156 million as of September 30, 2011. The reduction in the provision for loan and lease losses attributable to Kohl’s was $236 million for the first nine months of 2011.

We provide additional information on the acquisition of the existing credit card loan portfolios of Kohl’s and HBC in “Note 2—Acquisitions.”

Table 7: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$2,042	$1,934	6%		$5,873	$6,024	(3)%
Non-interest income	678	671	1		1,971	2,048	(4)

Total revenue	2,720	2,605	4		7,844	8,072	(3)
Provision for loan and lease losses	511	660	(23)		1,270	2,600	(51)
Non-interest expense	1,188	978	21		3,604	2,894	25

Income from continuing operations before income taxes	1,021	967	6		2,970	2,578	15
Income tax provision	358	336	7		1,046	890	18

Income from continuing operations, net of tax	$663	$631	5%		$1,924	$1,688	14%

Selected performance metrics:
Average loans held for investment	$62,371	$61,391	2%		$61,889	$63,314	(2)%
Average yield on loans held for investment(1)	14.84%	14.65%	19	bps	14.45%	14.74%	(29	)bps
Revenue margin(2)	17.44	16.97	47		16.90	17.00	(10)
Net charge-off rate(3)	4.23	8.16	(393)		5.13	9.30	(417)
Purchase volume(4)	$34,918	$27,039	29%		$96,941	$77,533	25%

	September 30, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$62,030	$61,371	1%
30+ day delinquency rate(5)	3.87%	4.29%	(42	)bps
Allowance for loan and lease losses	$2,915	$4,041	(28)%

(1)

Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. In preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that should have been included in the calculation of the average yield on loans held for investment. The mapping error was limited to the average yields on loans held for investment for our Credit Card business and had no impact on income statement amounts or the yields reported for any of our other business segments or for the total company. The previously reported average loan yield for our Credit Card business was 14.27% and 14.48% for the three and nine months ended September 30, 2010, respectively.

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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2011, compared with the third quarter and first nine months of 2010 included the following:

•

Net Interest Income: Net interest income increased by $108 million, or 6%, in the third quarter of 2011, due in part to a 2% increase in average loan balances coupled with an increase in the average yield on loans held for investment. The growth in average loan balances reflect the additions of the HBC and Kohl’s portfolios, which were partially offset by the continued expected run-off of the installment loan portfolio. The average yield for the third quarter of 2011 reflects the benefit from a revision we made in the third quarter of 2011 in estimating non-principal recoveries to determine the uncollectible finance charge and fee reserve, which we discuss above in “Critical Accounting Policies and Estimates.” This revision accounted for approximately $83 million of the increase in net interest income. Net interest income decreased by $151 million, or 3%, in the first nine months of 2011, reflecting the impact of a 2% decline in average loan balances. The expected run-off of the installment loan portfolio was the primary driver of the decline in average loan balances in the first nine months of 2011, more than offsetting modest revolving card loan growth and the additions of the HBC and Kohl’s portfolios. The decrease in the average loan yields in the first nine months of 2011 reflects the impact of the Kohl’s revenue-sharing agreement.

•

Non-Interest Income: Non-interest income was relatively stable in the third quarter of 2011, compared with the third quarter of 2010. Non-interest income, however, decreased by $77 million, or 4%, in the first nine months of 2011. The decrease in the first nine months of 2011 reflects the impact of contra-revenue amounts recorded in the second quarter of 2011, including a provision of $52 million for anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to payment protection insurance (“PPI”) in our U.K. business and the recognition of expense of $21 million related to the periodic adjustment of our customer rewards points liability to reflect the estimated cost of points earned to date that are ultimately expected to be redeemed. These decreases were partially offset by higher interchange fees during the first nine months of 2011, attributable to increased purchase volume from our higher spend customer segments.

•

Provision for Loan and Lease Losses: The provision for loan and lease losses related to our Credit Card business decreased by $149 million in the third quarter of 2011, to $511 million and by $1.3 billion in the first nine months of 2011, to $1.3 billion. The significant reduction in the provision was primarily attributable to the continued improvement in credit performance, including reduced delinquency rates, lower bankruptcy losses and higher recoveries. As a result of the reduction in charge-offs and improvement in the net charge-off rate, we recorded an allowance release for the Credit Card business of $178 million and $1.1 billion in the third quarter and first nine months of 2011, respectively.

•

Non-Interest Expense: Non-interest expense increased by $210 million, or 21%, in the third quarter of 2011 and $710 million, or 25%, in the first nine months of 2011. The increase was attributable to increased operating and integration costs related to the acquisitions of the credit card loan portfolios of Sony, HBC and Kohl’s, coupled with increased marketing expenditures. We have expanded our marketing efforts to drive new business volume through a variety of channels.

•

Total Loans: Period-end loans in our Credit Card business increased by $659 million, or 1%, in the first nine months of 2011, to $62.0 billion as of September 30, 2011, from $61.4 billion as of December 31, 2010. The increase was primarily attributable to the acquisitions of the Kohl’s credit card portfolio of $3.7 billion and the HBC credit card portfolio of $1.4 billion, which were partially offset by the continued run-off of the installment loan portfolio and seasonal paydowns from year-end levels.

•

Charge-off and Delinquency Statistics: Net charge-off and delinquency rates continued to improve in the third quarter and first nine months of 2011. The net charge-off rate decreased to 4.23% and 5.13% in the third quarter and first nine months of 2011, respectively, from 8.16% and 9.30% in the third quarter and first nine months of 2010, respectively. The 30+ day delinquency rate decreased to 3.87% as of September 30, 2011, from 4.29% as of December 31, 2010. The improvement in the net charge-off and delinquency rates reflects the impact of improved credit quality across our credit card portfolio, tighter underwriting standards implemented over the last several years, and ongoing normalization of credit performance in the portfolio.

Domestic Credit Card Business

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated. Domestic Card accounted for 86% of total revenues for our Credit Card business in both the third quarter and first nine months of 2011, compared with 87% in both the third quarter and first nine months of 2010. Because our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.

Table 7.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$1,753	$1,691	4%		$5,011	$5,291	(5)%
Non-interest income	588	575	2		1,755	1,753		**

Total revenue	2,341	2,266	3		6,766	7,044	(4)
Provision for loan and lease losses	381	577	(34)		798	2,348	(66)
Non-interest expense	972	844	15		2,970	2,522	18

Income from continuing operations before income taxes	988	845	17		2,998	2,174	38
Income tax provision	351	301	17		1,065	775	37

Income from continuing operations, net of tax	$637	$544	17%		$1,933	$1,399	38%

Selected performance metrics:
Average loans held for investment	$53,668	$54,049	(1)%		$53,148	$55,788	(5)%
Average yield on loans held for investment(1)	14.62%	14.40%	22	bps	14.18%	14.57%	(39	)bps
Revenue margin(2)	17.45	16.77	68		16.97	16.84	13
Net charge-off rate(3)	3.92	8.23	(431)		4.94	9.43	(449)
Purchase volume(4)	$31,686	$24,858	27%		$87,780	$71,359	23%

	September 30, 2011	December 31, 2010	Change
Selected period-end data:
Loans held for investment	$53,820	$53,849	**	%
30+ day delinquency rate(5)	3.65%	4.09%	(44	)bps
Allowance for loan and lease losses	$2,409	$3,581	(33)%

**	Change is less than one percent.
(1)

Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. As indicated above, in preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that affected the calculation of the average yield on loans held for investment for our Credit Card business. The previously reported average loan yield for our Domestic Credit Card business was 13.95% and 14.25% for three and nine months ended September 30, 2010, respectively.

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
(5)

The delinquency rate is calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off. The September 30, 2011 30+ day delinquency rate for Domestic Card reflects the impact of a revision in the way we estimate recoveries in determining the uncollectible amount of finance charges and fees, which resulted in an increase of 11 basis points as of September 30, 2011. See “Critical Accounting Policies and Estimates” above for additional information.

Domestic Card generated net income from continuing operations of $637 million and $1.9 billion in the third quarter and first nine months of 2011, respectively, compared with net income from continuing operations of $544 million and $1.4 billion in the third quarter and first nine months of 2010, respectively.

The increase in Domestic Card net income from continuing operations in the third quarter of 2011, compared with the third quarter of 2010 was driven by: (1) an increase in total revenue attributable to a benefit of approximately $78 million in the third quarter of 2011 from the revision we made in the way we estimate recoveries in determining the uncollectible amount of finance charges and fees; (2) a significant reduction in the provision for loan and lease losses due to the improvement in credit performance metrics, including decreases in delinquency and charge-off rates; and (3) an increase in non-interest expense attributable to higher operating and integration costs related to the acquisitions of the credit card loan portfolios of Sony and Kohl’s, coupled with increased marketing expenditures.

The increase in Domestic Card net income from continuing operations in the first nine months of 2011, compared with the first nine months of 2010 was driven by: (1) a decline in total revenue attributable to lower average loan balances and a decrease in average loan yields as a result of reduced fees and the impact of the addition of the Kohl’s loan portfolio; (2) a significant reduction in the provision for loan and lease losses due to the improvement in credit performance metrics, including decreases in delinquency and charge-off rates; and (3) an increase in non-interest expense attributable to increased operating costs associated with higher purchase volumes and higher legal expenses and increased marketing expenditures.

International Credit Card Business

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated. International Card accounted for 14% of total revenues for our Credit Card business in the third quarter and first nine months of 2011, compared with 13% in both the third quarter and first nine months of 2010.

Table 7.2: International Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$289	$243	19%		$862	$733	18%
Non-interest income	90	96	(6)		216	295	(27)

Total revenue	379	339	12		1,078	1,028	5
Provision for loan and lease losses	130	83	57		472	252	87
Non-interest expense	216	134	61		634	372	70

Income from continuing operations before income taxes	33	122	(73)		(28)	404	(107)
Income tax provision	7	35	(80)		(19)	115	(117)

Income from continuing operations, net of tax	$26	$87	(70)%		$(9)	$289	(103)%

Selected performance metrics:
Average loans held for investment	$8,703	$7,342	19%		$8,741	$7,526	16%
Average yield on loans held for investment(1)	16.24%	16.40%	(16	)bps	16.09%	16.02%	7	bps
Revenue margin(2)	17.42	18.47	(105)		16.44	18.21	(177)
Net charge-off rate(3)	6.15	7.60	(145)		6.31	8.28	(197)
Purchase volume(4)	$3,232	$2,181	48%		$9,161	$6,174	48%

Selected period-end data:	September 30, 2011	December 31, 2010	Change
Loans held for investment	$8,210	$7,522	9%
30+ day delinquency rate(5)	5.35%	5.75%	(40	)bps
Allowance for loan and lease losses	$506	$460	10%

(1)

Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. As indicated above, in preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that affected the calculation of the average yield on loans held for investment for our Credit Card business. The previously reported average loan yield for our International Credit Card business was 16.62% and 16.16% for the three and nine months ended September 30, 2010, respectively.

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

Our International Card division generated net income from continuing operations of $26 million in the third quarter of 2011 and a net loss of $9 million in the first nine months of 2011, compared with net income from continuing operations of $87 million and $289 million in the third quarter and first nine months of 2010, respectively.

The decrease in International Card net income from continuing operations in the third quarter of 2011, compared with the third quarter of 2010 was driven by: (1) an increase in the provision for loan losses due to the addition of the HBC loan portfolio and lower allowance releases relative to the same prior year periods and (2) an increase in non-interest expense attributable to increased operating costs associated with HBC associates who joined us as a result of the acquisition. These factors were partially offset by an increase in non-interest income attributable to higher loan balances.

The International Card net loss from continuing operations in the first nine months of 2011, compared with net income in the first nine months of 2010 was driven by: (1) a decrease in non-interest income due to the contra-revenue provision of $52 million recorded in the second quarter of 2011 for the anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to PPI insurance in our U.K. business; (2) an increase in the provision for loan losses due to the addition of the HBC loan portfolio and lower allowance releases relative to the same prior year periods; and (3) an increase in non-interest expense attributable to increased operating costs associated with HBC associates who joined us as a result of the acquisition. These factors were partially offset by an increase in interest income attributable to higher loan balances.

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $190 million and $692 million in the third quarter and first nine months of 2011, respectively, compared with $175 million and $785 million in the third quarter and first nine months of 2010, respectively. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$1,097	$946	16%		$3,131	$2,777	13%
Non-interest income	188	196	(4)		568	674	(16)

Total revenue	1,285	1,142	13		3,699	3,451	7
Provision for loan and lease losses	136	114	19		272	52	423
Non-interest expense	853	757	13		2,351	2,180	8

Income from continuing operations before income taxes	296	271	9		1,076	1,219	(12)
Income tax provision	106	96	10		384	434	(12)

Income from continuing operations, net of tax	$190	$175	9%		$692	$785	(12)%

Selected performance metrics:
Average loans held for investment:
Auto	$19,757	$17,397	14%		$18,851	$17,479	8%
Home loan	11,126	13,024	(15)		11,537	14,002	(18)
Retail banking	3,979	4,669	(15)		4,127	4,840	(15)

Total consumer banking	$34,862	$35,090	(1)%		$34,515	$36,321	(5)%

Average yield on loans held for investment	9.83%	9.28%	55	bps	9.65%	9.07%	58	bps
Average deposits	$88,266	$78,224	13%		$86,375	$76,818	12%
Average interest rate on deposits	0.95%	1.18%	(23	)bps	0.98%	1.21%	(23	)bps
Core deposit intangible amortization	$32	$36	(11)%		$100	$110	(9)%
Net charge-off rate(1)(2)	1.32%	1.79%	(47	)bps	1.30%	1.77%	(47	)bps
Automobile loan originations	$3,409	$2,439	40%		$8,890	$5,547	60%

	$88.26661	$88.26661	$88.26661		$88.26661	$88.26661	$88.26661

Selected period-end data:	September 30, 2011	December 31, 2010	Change
Loans held for investment:
Auto	$20,422	$17,867	14%
Home loan	10,916	12,103	(10)
Retail banking	4,014	4,413	(9)

Total consumer banking	$35,352	$34,383	3%

30+ day performing delinquency rate(1)(3)	4.01%	4.28%	(27	)bps
30+ day delinquency rate(1)(3)	5.57	5.96	(29)
Nonperforming loan rate(1)(4)	1.88	1.97	(9)
Nonperforming asset rate(1)(5)	2.04	2.17	(13)
Allowance for loan and lease losses	$620	$675	(8)%
Deposits	88,589	82,959	7
Loans serviced for others	18,624	20,689	(10)

(1)

Average loans held for investment used in the denominator in calculating net charge-off, delinquency and nonperforming loan and nonperforming asset rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition, which were considered purchased credit-impaired (“PCI”) loans. However, we separately track and report PCI loans and exclude these loans from our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

(2)

The net charge-off rate is calculated by loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.51% and 2.11% for the three months ended September 30, 2011 and 2010, respectively, and 1.50% and 2.10% for the nine months ended September 30, 2011 and 2010, respectively.

(3)

The delinquency rate is calculated by loan category by dividing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 4.57% as of September 30, 2011 and 5.01% as of December 31, 2010. The 30+ day delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 6.36% as of September 30, 2011 and 6.98% as of December 31, 2010.

(4)

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. The nonperforming loan rate is calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. The nonperforming loan rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 2.15% and 2.30% as of September 30, 2011 and December 31, 2010, respectively.

(5)

Nonperforming assets consist of nonperforming loans and real estate owned (“REO”). The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO for the specified loan category. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 2.33% and 2.54% as of September 30, 2011 and December 31, 2010, respectively.

Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2011, compared with the third quarter and first nine months of 2010 included the following:

•

Net Interest Income: Net interest income increased by $151 million, or 16%, in the third quarter of 2011, and $354 million, or 13%, in the first nine months of 2011. The primary drivers of the increase in net interest income were improved loan margins attributable to an increase in average loan yields, coupled with a decrease in the cost of funds. The increase in loan yields reflects the shift in product mix as we replace the legacy home loan run-off with higher yielding auto loans. The decrease in the cost of funds reflects reduced deposit interest rates due to the prevailing low interest rate environment, combined with our disciplined pricing. Although average deposit rates have declined, we experienced strong deposit growth.

•

Non-Interest Income: Non-interest income decreased by $8 million, or 4%, in the third quarter of 2011 and decreased by $106 million, or 16%, in the first nine months of 2011. The decrease in non-interest income in the first nine months of 2011 from the same prior year period was primarily attributable to the combined impact of the absence of a net gain of $128 million recorded in the first quarter of 2010 related to the deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards and the absence of the impairment charge on mortgage servicing rights recorded in the second quarter of 2010.

•

Provision for Loan and Lease Losses: The provision for loan and lease losses increased by $22 million in the third quarter of 2011 to $136 million, and by $220 million in the first nine months of 2011 to $272 million. Although we experienced continued improvement in credit performance in our Consumer Banking business, including reduced delinquency and net charge-off rates, we recorded a higher provision for loan and lease losses in the third quarter and first nine months of 2011 relative to the same prior year periods due to the absence of significant allowance releases that we experienced in 2010, growth in our auto loan portfolio and an increase in the allowance for home equity loans we acquired from Chevy Chase Bank.

•

Non-Interest Expense: Non-interest expense increased by $96 million, or 13%, in the third quarter and by $171 million, or 8%, in the first nine months of 2011. The increases over the same prior year periods were largely attributable to the recognition of expense for contingent payments related to recent acquisitions, higher infrastructure expenditures resulting from investments in our mortgage business and growth in auto originations.

•

Total Loans: Period-end loans in the Consumer Banking business increased by $969 million, or 3%, in the first nine months of 2011 to $35.4 billion as of September 30, 2011, from $34.4 billion as of December 31, 2010, primarily due to growth in auto loans that was partially offset by the continued run-off of our legacy home loan portfolios.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $5.6 billion, or 7%, in the first nine months of 2011 to $88.6 billion as of September 30, 2011, reflecting the impact of our strategy to replace maturing higher cost wholesale funding sources with lower cost funding sources and our continued retail marketing efforts to attract new business to meet this objective.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 1.32% and 1.30% in the third quarter and first nine months of 2011, respectively, from 1.79% and 1.77% in the third quarter and first nine months of 2010, respectively. The 30+ day delinquency rate was 5.57% as of September 30, 2011, compared with 5.96% as of December 31, 2010. The improvement in the net charge-off and delinquency rates reflects the impact from strong underlying credit performance trends and the higher credit quality of our more recent auto loan vintages, as well as current favorable benefits from elevated auction prices.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $145 million and $435 million for the third quarter and first nine months of 2011, respectively, compared with a net income from continuing operations of $39 million and $67 million in the third quarter and first nine months of 2010, respectively. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	6666666	6666666	6666666		6666666	6666666	6666666
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Selected income statement data:
Net interest income	$353	$325	9%		$1,007	$956	5%
Non-interest income	62	30	107		195	132	48

Total revenue	415	355	17		1,202	1,088	10
Provision (Benefit) for loan and lease losses	(10)	95	(111)		(43)	395	(111)
Non-interest expense	200	199	1		569	589	(3)

Income from continuing operations before income taxes	225	61	269		676	104	550
Income tax provision	80	22	264		241	37	551

Income from continuing operations, net of tax	$145	$39	272%		$435	$67	549%

Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$14,021	$13,411	5%		$13,657	$13,556	1%
Middle market	11,572	10,352	12		11,075	10,317	7
Specialty lending	4,154	3,715	12		4,045	3,660	11

Total commercial lending	29,747	27,478	8		28,777	27,533	5
Small-ticket commercial real estate	1,598	1,957	(18)		1,713	2,030	(16)

Total commercial banking	$31,345	$29,435	6%		$30,490	$29,563	3%

Average yield on loans held for investment	4.69%	5.13%	(44	)bps	4.74%	5.03%	(29	)bps
Average deposits	$25,227	$21,899	15%		$24,553	$21,976	12%
Average interest rate on deposits	0.48%	0.67%	(19	)bps	0.50%	0.71%	(21	)bps
Core deposit intangible amortization	$10	$14	(29)%		$31	$42	(26)%
Net charge-off rate(1)(2)	0.37%	1.27%	(90	)bps	0.55%	1.28%	(73	)bps

	6666666	6666666	6666666		6666666	6666666	6666666

Selected period-end data:	September 30, 2011	December 31, 2010	Change
Loans held for investment:
Commercial and multifamily real estate	$14,389	$13,396	7%
Middle market	11,924	10,484	14
Specialty lending	4,221	4,020	5

Total commercial lending	30,534	27,900	9
Small-ticket commercial real estate	1,571	1,842	(15)

Total commercial banking	$32,105	$29,742	8%

Nonperforming loan rate(1)(3)	1.43%	1.66%	(23	)bps
Nonperforming asset rate(1)(4)	1.55	1.80	(25)
Allowance for loan and lease losses	$700	$826	(15)%
Deposits	25,282	22,630	12

(1)

Average loans held for investment used in the denominator in calculating net charge-off, delinquency and nonperforming loan and nonperforming asset rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition, which were considered purchased credit-impaired (“PCI”) loans. However, we separately track and report PCI loans and exclude these loans from our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

(2)

The net charge-off rate is calculated by loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 0.38% and 1.30% for the three months ended September 30, 2011 and 2010, respectively, and 0.56% and 1.32% for the nine months ended September 30, 2011 and 2010, respectively.

(3)

The nonperforming loan rate is calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. The nonperforming loan rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 1.45% and 1.69% as of September 30, 2011 and December 31, 2010, respectively.

(4)

The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO for the specified loan category. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.57% and 1.83% as of September 30, 2011 and December 31, 2010, respectively.

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2011, compared with the third quarter and first nine months of 2010 included the following:

•

Net Interest Income: Net interest income increased by $28 million, or 9%, in the third quarter of 2011, and by $51 million, or 5%, in the first nine months of 2011. The primary drivers of the increase in net interest income from the same prior year periods were an increase in loans and deposits and continued downward pricing on deposits while growing loan yields.

•

Non-Interest Income: Non-interest income increased by $32 million, or 107%, in the third quarter of 2011 and $63 million, or 48%, in the first nine months of 2011. The increase in non-interest income from the same prior year periods was largely attributable to increased customer fees related to treasury management and public financing activities and the absence of a loss of $18 million recognized in the third quarter of 2010 from the sale of a legacy portfolio of small-ticket commercial real estate loans.

•

Provision for Loan and Lease Losses: The Commercial Banking business recorded a negative provision for loan and lease losses of $10 million and $43 million in the third quarter and first nine months of 2011, respectively, compared with provision expense of $95 million and $395 million in the third quarter and first nine months of 2010, respectively. The negative provision in the third quarter and first nine months of 2011 was attributable to lower loss severities resulting from improvements in underlying collateral asset values. As a result, we reduced the allowance related to the Commercial Banking business by $30 million and $126 million in the third quarter and first nine months of 2011, respectively. In comparison, we increased the allowance by $9 million in the third quarter of 2010 and by $106 million in the first nine months of 2010.

•

Non-Interest Expense: Non-interest expense of $200 million in the third quarter of 2011 was flat relative to the third quarter of 2010 despite an increase in loan volume, reflecting operational efficiency improvements. Non-interest expense decreased by $20 million, or 3%, in the first nine months of 2011 to $569 million, primarily due to a reduction in integration costs related to the Chevy Chase Bank acquisition.

•

Total Loans: Period-end loans increased by $2.4 billion, or 8%, in the first nine months of 2011 to $32.1 billion as of September 30, 2011, from $29.7 billion as of December 31, 2010. The increase was driven by stronger loan originations in the middle market and commercial real estate businesses, which was partially offset by the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $2.7 billion, or 12%, in the first nine months of 2011 to $25.3 billion as of September 30, 2011, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off and Nonperforming Loan Statistics: The net charge-off rate decreased to 0.37% and 0.55% in the third quarter and first nine months of 2011, respectively, from 1.27% and 1.28% in the third quarter and first nine months of 2010, respectively. The nonperforming loan rate decreased to 1.43% as of September 30, 2011, from 1.66% as of December 31, 2010. The improvement in the net charge-off and nonperforming loan rates was attributable to slowly improving underlying credit trends and improvements in underlying collateral asset values.

CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $200.1 billion as of September 30, 2011 increased by $2.6 billion, or 1%, from $197.5 billion as of December 31, 2010. Total liabilities of $170.8 billion as of September 30, 2011, decreased by $192 million, or less than 1%, from $171.0 billion as of December 31, 2010. Stockholders’ equity increased by $2.8 billion during the first nine months of 2011, to $29.4 billion as of September 30, 2011 from $26.5 billion as of December 31, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $2.7 billion in the first nine months of 2011. Following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2011.

Investment Securities

Our investment securities portfolio, which had a fair value of $38.4 billion and $41.5 billion, as of September 30, 2011 and December 31, 2010, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans and leases, equipment loans and home equity lines of credit; municipal securities; and limited Community Reinvestment Act (“CRA”) equity securities. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 69% and 70% of our total investment securities portfolio as of September 30, 2011, and December 31, 2010, respectively.

All of our investment securities were classified as available for sale as of September 30, 2011 and December 31, 2010, and reported in our consolidated balance sheet at fair value. Table 10 presents the amortized cost and fair value of our investment securities, by investment type, as of September 30, 2011 and December 31, 2010.

Table 10: Investment Securities

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$115	$125	$373	$386
U.S. Agency debt obligations(1)	166	175	301	314
Residential mortgage-backed securities (“RMBS”):
Agency(2)	25,139	25,747	27,980	28,504
Non-agency	1,405	1,273	1,826	1,700

Total RMBS	26,544	27,020	29,806	30,204
Commercial mortgage-backed securities (“CMBS”):
Agency(2)	418	429	44	45
Non-agency	400	398	0	0

Total CMBS	818	827	44	45
Asset-backed securities (“ABS”)(3)	9,691	9,734	9,901	9,966
Other securities(4)	467	519	563	622

Total securities available for sale	$37,801	$38,400	$40,988	$41,537

(1)

Consists of debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $165 million and $200 million, as of September 30, 2011 and December 31, 2010, respectively, and fair value of $174 million and $213 million, as of September 30, 2011 and December 31, 2010, respectively.

(2)

Consists of MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $12.9 billion, $8.4 billion and $4.3 billion, respectively, and fair value of $13.2 billion, $8.6 billion and $4.4 billion, respectively, as of September 30, 2011. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments each exceeded 10% of our stockholders’ equity as of September 30, 2011.

(3)

Consists of securities collateralized by credit card loans, auto dealer and floor plan inventory loans and leases, student loans, auto loans, equipment loans and other. The distribution among these asset types was approximately 73.2% credit card loans, 11.3% auto dealer floor plan inventory loans and leases, 6.8% auto loans, 4.6% student loans, 2.3% equipment loans, and 1.8% of other loans as of September 30, 2011. In comparison, the distribution was approximately 77.8% credit card loans, 5.6% auto dealer floor plan inventory loans and leases, 6.7% auto loans, 7.2% student loans, 2.5% equipment loans and 0.2% home equity lines of credit as of December 31, 2010. Approximately 89% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2011, compared with 90% as of December 31, 2010.

(4)	Consists of municipal securities and equity investments, primarily related to CRA activities.

We sold approximately $6.4 billion of investment securities, consisting predominantly of agency MBS, in the third quarter of 2011. We recorded a gain of $239 million on the sale of these securities. We provide additional information in “Market Risk Management.”

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $776 million and gross unrealized losses of $177 million on available-for-sale securities as of September 30, 2011, compared with gross unrealized gains of $830 million and gross unrealized losses of $281 million as of December 31, 2010. Of the $177 million in gross unrealized losses as of September 30, 2011, $134 million related to securities that had been in a loss position for more than 12 months.

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment (“OTTI”) based on a number of criteria, including the extent and duration of the decline in value, the severity and duration of the impairment, recent events specific to the issuer and/or industry to which the issuer belongs, the payment structure of the security, external credit ratings, the failure of the issuer to make scheduled interest or principal payments, the value of underlying collateral, our intent and ability to hold the security and current market conditions. We recognized OTTI losses on investment securities of $6 million and $15 million in the third quarter and first nine months of 2011, respectively. In comparison, we recognized OTTI losses on investment securities of $5 million and $62 million in the third quarter and first nine months of 2010, respectively, which was due in part to our decision to sell certain other securities before recovery of the impairment amount as well as the deterioration in the credit performance of certain non-agency mortgage-related securities resulting from weaknesses in the housing market and high unemployment.

We provide additional information on our available-for-sale securities and OTTI assessment in “Note 4—Investment Securities.”

Credit Ratings

Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. On August 6, 2011, Standard & Poor’s (“S&P”) downgraded the long-term sovereign credit rating of the U.S. government from AAA to AA+. As a result, the credit ratings for our U.S. Treasury and U.S. Agency securities, which accounted for $26.1 billion, or 69%, of our total investment securities portfolio were lowered to AA+. This credit rating reduced the percentage of securities in our investment portfolio with a AAA or equivalent rating to 24% as of September 30, 2011, from 92% as of December 31, 2010. If the S&P downgrade had not occurred, the securities in our investment portfolio with a AAA or equivalent rating would have been approximately 93% as of September 30, 2011. We categorize our available-for-sale securities based on the lowest credit ratings issued by the rating agencies.

The table below presents information on the credit ratings of our non-agency residential MBS, which account for the substantial majority of the unrealized losses related to our investment securities portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated	% of Investment Securities Portfolio(1)	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency residential MBS	4%	0%	4%	96%	5%	0%	9%	91%

(1)	Calculated based on the amortized cost of the major security type presented divided by the amortized cost of our total investment securities portfolio as of the end of each period.

Total Loans

Table 11 presents the composition of our total loan portfolio, by business segments, as of September 30, 2011 and December 31, 2010.

Table 11: Loan Portfolio Composition

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Credit Card business:
Credit card loans:
Domestic credit card loans	$51,510	39.6%	$49,979	39.7%
International credit card loans	8,210	6.3	7,513	6.0

Total credit card loans	59,720	45.9	57,492	45.7

Installment loans:
Domestic installment loans	2,310	1.8	3,870	3.0
International installment loans	—	—	9	—

Total installment loans	2,310	1.8	3,879	3.0

Total credit card	62,030	47.7	61,371	48.7

Consumer Banking business:
Automobile	20,422	15.7	17,867	14.2
Home loan	10,916	8.4	12,103	9.6
Retail banking	4,014	3.1	4,413	3.5

Total consumer banking	35,352	27.2	34,383	27.3

Commercial Banking business:
Commercial and multifamily real estate(1)	14,389	11.1	13,396	10.6
Middle market	11,924	9.2	10,484	8.3
Specialty lending	4,221	3.2	4,020	3.2

Total commercial lending	30,534	23.5	27,900	22.1
Small-ticket commercial real estate	1,571	1.2	1,842	1.5

Total commercial banking	32,105	24.7	29,742	23.6

Other:
Other loans	465	0.4	451	0.4

Total loans	$129,952	100.0%	$125,947	100.0%

(1)	Includes construction and land development loans totaling $2.2 billion and $2.4 billion as of September 30, 2011 and December 31, 2010, respectively.

Total loans increased by $4.0 billion, or 3%, during the first nine months of 2011, to $130.0 billion as of September 30, 2011, from $125.9 billion as of December 31, 2010. The increase was primarily attributable to the additions of the $3.7 billion private-label credit card loan portfolio of Kohl’s in the second quarter of 2011 and the $1.4 billion credit card loan portfolio of HBC in the first quarter of 2011, as well as growth in our auto finance, commercial and revolving domestic card balances. Excluding the impact of the addition of the Kohl’s and HBC portfolios, total loans decreased by $1.1 billion, or 1%, in the first nine months of 2011, due to the continued expected run-off of loans in businesses we exited or repositioned early in the economic recession, other loan paydowns and charge-offs. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business.

Credit Performance

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of commercial loans. The improvements we have experienced in our credit trends across all of our businesses are stabilizing and our credit performance is increasingly driven by seasonal trends. We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Note 5—Loans” for additional information.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 12 below compares 30+ day performing loan delinquency rates, by loan category, as of September 30, 2011 and December 31, 2010. We also present total 30+ day delinquent loans.

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

The delinquency rates presented are calculated, by loan category, based on our total loan portfolio. Our total loan portfolio consists of loans recorded on our balance sheet, which includes purchased credit-impaired (“PCI”) loans acquired from Chevy Chase Bank, and loans held in our securitization trusts. Loans acquired from Chevy Chase Bank were recorded at fair value at acquisition. We separately track and report the performance of PCI loans and exclude these loans from the numerator in calculating our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

Table 12: 30+ Day Delinquencies

	September 30, 2011				December 31, 2010
	30+ Day Performing		30+ Day Total		30+ Day Performing		30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card business:(3)
Domestic credit card and installment loans	$1,962	3.65%	$1,962	3.65%	$2,200	4.09%	$2,200	4.09%
International credit card and installment loans	439	5.35	439	5.35	432	5.75	432	5.75

Total credit card	2,401	3.87	2,401	3.87	2,632	4.29	2,632	4.29

Consumer Banking business:
Automobile	1,295	6.34	1,387	6.79	1,355	7.58	1,453	8.13
Home loan(2)	85	0.78	497	4.55	77	0.64	504	4.16
Retail banking(2)	36	0.89	85	2.12	41	0.93	93	2.11

Total consumer banking(2)	1,416	4.01	1,969	5.57	1,473	4.28	2,050	5.96

Commercial Banking business:
Commercial and multifamily real estate(2)	145	1.01	333	2.31	147	1.10	302	2.25
Middle market(2)	13	0.11	76	0.64	28	0.27	89	0.85
Specialty lending	22	0.51	41	0.97	33	0.81	58	1.44
Small-ticket commercial real estate	43	2.75	63	4.01	95	5.16	131	7.11

Total commercial banking(2)	223	0.69	513	1.60	303	1.02	580	1.95

Other:
Other loans	21	4.52	63	13.55	22	4.88	69	15.30

Total	$4,061	3.13%	$4,946	3.81%	$4,430	3.52%	$5,331	4.23%

(1)	Delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(2)

The 30+ day performing delinquency rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loans, retail banking, total consumer banking, commercial and multifamily real estate, middle market, and total commercial banking was 1.28%, 0.90%, 4.57%, 1.02%, 0.11% and 0.71%, respectively, as of September 30, 2011, compared with 1.06%, 0.97%, 5.01%, 1.12%, 0.28% and 1.04%, respectively, as of December 31, 2010.

(3)

The September 30, 2011 30+ day delinquency rate for Domestic Card reflects the impact of the change we made in the way we estimate recoveries in determining the uncollectible amount of finance charges and fees, which resulted in an increase of 11 basis points as of September 30, 2011. For International Card, the change did not have a significant impact on the 30+ day delinquency rate as of September 30, 2011.

Table 13 presents an aging of total 30+ day delinquent loans included in the above table.

Table 13: Aging of 30+ Day Delinquent Loans

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$129,952	100.00%	$125,947	100.00%

Delinquency status:
30 – 59 days	$1,904	1.47%	$2,008	1.59%
60 – 89 days	1,055	0.81	1,103	0.88
90 + days	1,987	1.53	2,220	1.76

Total	$4,946	3.81%	$5,331	4.23%

Geographic region:
Domestic	$4,507	3.47%	$4,899	3.89%
International	439	0.34	432	0.34

Total	$4,946	3.81%	$5,331	4.23%

(1)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

Table 14 summarizes loans that were 90 days or more past due as to interest or principal payments and still accruing interest as of September 30, 2011 and December 31, 2010. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by The Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 14: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card(2)	$1,109	1.79%	$1,379	2.25%
Consumer	2	0.01	5	0.01
Commercial	40	0.13	14	0.05

Total	$1,151	0.89%	$1,398	1.11%

Geographic region:(3)
Domestic	$957	0.74%	$1,195	0.95%
International	194	0.15	203	0.16

Total	$1,151	0.89%	$1,398	1.11%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category.

(2)

Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $24 million and $190 million in the third quarter of 2011 and 2010, respectively, and $241 million and $805 million in the first nine months of 2011 and 2010, respectively. The reserve for uncollectible billed finance charges and fees decreased to $67 million as of September 30, 2011, from $211 million as of December 31, 2010.

(3)	Calculated by dividing loans in each geographic region as of the end of the period by the total loan portfolio.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and foreclosed property and repossessed assets. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We continue to classify credit card loans as performing until they are charged-off. As a result, delinquent credit cards loans are excluded from the numerator in calculating our nonperforming loan and nonperforming asset rates. We provide an aging of delinquent loans by loan category and describe our policies for classifying loans as nonperforming and for charging-off loans in “Note 5—Loans.”

Table 15 presents comparative information on nonperforming loans, by loan category, as of September 30, 2011 and December 31, 2010, and the ratio of nonperforming loans to total loans. We do not report loans classified as held for sale as nonperforming, as they are recorded at lower of cost or fair value. We also do not report PCI loans as nonperforming, as these loans were written down to fair value at acquisition and accrete interest income over the remaining life of the loan. We separately track and report the performance of PCI loans. See “Purchased Credit-Impaired Loans” below for additional information on PCI loans.

Table 15: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	September 30, 2011(3)		December 31, 2010
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Automobile	$92	0.45%	$99	0.55%
Home loans	495	4.54	486	4.01
Retail banking	79	1.97	91	2.07

Total consumer banking	666	1.88	676	1.97

Commercial Banking business:
Commercial and multifamily real estate	287	1.99	276	2.06
Middle market	116	0.97	133	1.27
Specialty lending	35	0.83	48	1.20

Total commercial lending	438	1.44	457	1.64
Small-ticket commercial real estate	21	1.32	38	2.04

Total commercial banking	459	1.43	495	1.66

Other:
Other loans	47	10.19	54	12.12

Total nonperforming loans held for investment(4)	$1,172	0.90%	$1,225	0.97%

Other nonperforming assets:
Foreclosed property(5)	$193	0.15%	$306	0.24%
Repossessed assets	17	0.01	20	0.02

Total other nonperforming assets	210	0.16	326	0.26

Total nonperforming assets	$1,382	1.06%	$1,551	1.23%

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

(2)

The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loans, retail banking, total consumer banking, commercial and multifamily real estate, middle market, total commercial banking, and total nonperforming loans held for investment were 7.47%, 1.99%, 2.15%, 2.02%, 1.00%, 1.45% and 0.94%, respectively, as of September 30, 2011, compared with 6.67%, 2.16%, 2.30%, 2.11%, 1.30%, 1.69% and 1.02%, respectively, as of December 31, 2010. The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 1.10% and 1.29% as of September 30, 2011 and December 31, 2010, respectively.
(3)

For the nine months ended September 30, 2011, we recognized interest income for loans classified as nonperforming of $23 million. For the nine months ended September 30, 2011, interest income foregone related to nonperforming loans was $37 million. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 1.73% and 1.90% as of September 30, 2011 and December 31, 2010, respectively.
(5)	Includes $98 million and $201 million of foreclosed properties related to loans acquired from Chevy Chase Bank, as of September 30, 2011 and December 31, 2010, respectively.

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

Table 16 presents our net charge-off amounts and rates, by business segment, for the three and nine months ended September 30, 2011 and 2010. We provide additional information on the amount of charge-offs by loan category below in Table 18.

Table 16: Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit card(2)	$661	4.23%	$1,251	8.16%	$2,383	5.13%	$4,408	9.30%
Consumer banking(3)(4)	115	1.32	157	1.79	336	1.30	483	1.77
Commercial banking(3) (4)	29	0.37	93	1.27	126	0.55	284	1.28
Other	7	6.39	21	17.63	43	12.28	83	21.20

Total company(4)	$812	2.52%	$1,522	4.82%	$2,888	3.02%	$5,258	5.41%

Average loans held for investment(5)	$129,043		$126,307		$127,360		$129,565

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $236 million for the first nine months of 2011. Loss sharing amounts attributable to Kohl’s reduced net charge-offs by $39 million and $80 million in the third quarter and first nine months of 2011, respectively. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $156 million as of September 30, 2011.

(3)

Excludes losses on the purchased credit-impaired loans acquired from Chevy Chase Bank. We separately track and report these loans. We provide additional information on the loans acquired from Chevy Chase Bank in “Note 5—Loans.”

(4)

The average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. Our total net charge-off rate, excluding the impact of acquired Chevy Chase Bank loans, was 2.62% and 5.06% for the three months ended September 30, 2011 and 2010, respectively and 3.15% and 5.70% for the nine months ended September 30, 2011 and 2010, respectively.

(5)

The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $5.0 billion and $6.0 billion for the three months ended September 30, 2011 and 2010, respectively, and $5.1 billion and $6.5 billion for the nine months ended September 30, 2011 and 2010, respectively.

The overall decrease in net charge-offs in the third quarter and first nine months of 2011 from the third quarter and first nine months of 2010 reflects the improvement in credit performance.

Loan Modifications and Restructurings

As part of our customer retention efforts, we may modify loans for certain borrowers who have demonstrated performance under the previous terms. As part of our loss mitigation efforts, we may make loan modifications to a borrower experiencing financial difficulty that are intended to minimize our economic loss and avoid the need for foreclosure or repossession of collateral. We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to improve the long-term collectability of the loan. Our most common types of modifications include a reduction in the borrower’s initial periodic principal and interest payment through an extension of the loan term, a reduction in the interest rate or a combination of both. These modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. In some cases, we may curtail the amount of principal owed by the borrower. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as troubled debt restructurings (“TDRs”). Loan modifications that involve a trial period are not classified as TDRs until the borrower successfully completes the trial period under the revised payment terms and the loan modification becomes permanent. We did not have a significant number of loans in a trial modification period as of September 30, 2011.

In the third quarter of 2011, we adopted new accounting guidance that provides clarification on determining whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The new guidance applies retrospectively to our loan restructurings on or after January 1, 2011. The adoption of this amended accounting guidance in the third quarter of 2011 resulted in a net increase in loan modifications considered to be TDRs of $56 million for consumer loans and $77 million for commercial loans. The allowance for credit losses associated with these loans was $22 million as of September 30, 2011.

Table 17 presents the loan balances as of September 30, 2011 and December 31, 2010 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 17 excludes loan modifications that do not meet the definition of a TDR and acquired loans from Chevy Chase Bank, which we track and report separately. We provide additional detail on acquired loans from Chevy Chase Bank below under “Purchased Credit-Impaired Loans.”

Table 17: Loan Modifications and Restructurings(1)

(Dollars in millions)	September 30, 2011	December 31, 2010(2)
Modified and restructured loans:
Credit card(3)	$915	$913
Auto(4)	44	—
Home loan	101	57
Retail banking	65	13
Commercial	379	162

Total	$1,504	$1,145

Status of modified and restructured loans:
Performing	$1,380	$1,049
Nonperforming	124	96

Total	$1,504	$1,145

(1)	Reflects modifications and restructuring of loans in our total loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in securitization trusts.
(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(3)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.
(4)	Prior to the first quarter of 2011, modified Auto loans were charged-off at the net collateral value and the remaining asset balance was reclassified to Other Assets on our consolidated balance sheet.

The outstanding balance of TDR loan modifications increased to $1.5 billion as of September 30, 2011 from $1.1 billion as of December 31, 2010. Of these modifications, $124 million, or 8%, were classified as nonperforming as of September 30, 2011, compared with $96 million, or 8%, as of December 31, 2010.

Credit card loan modifications have accounted for the substantial majority of our TDR loan modifications, representing $915 million, or 61%, of the outstanding balance of total TDR loans as of September 30, 2011, and $913 million, or 80%, of the outstanding balance of total TDR loans as of December 31, 2010. The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve an increase and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In all cases, we cancel the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement will revert back to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

Home loan modifications represented $101 million, or 7%, of the outstanding balance of total modified loans as of September 30, 2011, compared with $57 million, or 5%, of the outstanding balance of total modified loans as of December 31, 2010. The majority of our modified mortgage loans involve a combination of an interest rate reduction, term extension or principal reduction.

Commercial loan modifications represented $379 million, or 25%, of the outstanding balance of total modified loans as of September 30, 2011, compared with $162 million, or 14%, of the outstanding balance of total modified loans as of December 31, 2010. The vast majority of modified commercial loans include a reduction in interest rate or a term extension.

We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 5—Loans.”

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

Impaired loans, including TDRs, totaled $1.8 billion as of September 30, 2011, compared with $1.5 billion as of December 31, 2010. TDRs accounted for $1.5 billion and $1.1 billion of impaired loans as of September 30, 2011 and December 31, 2010, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Purchased Credit-Impaired Loans

Purchased credit-impaired loans decreased to $4.9 billion as of September 30, 2011, from $5.6 billion as of December 31, 2010. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. However, we regularly update the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for loan and lease losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and losses, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. In the first quarter of 2011, we recorded impairment of $8 million related to certain loan pools. In the second quarter of 2011, we reduced the allowance related to these loans by $28 million as a result of an increase in expected loan principal cash flows. In the third quarter of 2011, we recorded impairment of $9 million related to certain loan pools. Cumulative impairment recognized on PCI loans totaled $22 million as of September 30, 2011. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield. We provide additional information on the PCI loans acquired from Chevy Chase Bank in “Note 5—Loans.”

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

Table 18, which displays changes in our allowance for loan and lease losses for the three and nine months ended September 30, 2011 and 2010, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 18: Allowance for Loan and Lease Losses Activity

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011		2010	2011		2010
Balance at beginning of period, as reported	$4,488		$6,799	$5,628		$4,127
Impact from January 1, 2010 adoption of new consolidation accounting	—		—	—		4,317

Balance at beginning of period, as adjusted	$4,488		$6,799	$5,628		$8,444
Provision for loan and lease losses(1)(2)	633		867	1,553		3,069
Charge-offs:
Credit Card business:(2)
Domestic credit card and installment loans	(783)		(1,381)	(2,780)		(4,793)
International credit card and installment loans	(184)		(182)	(582)		(591)

Total credit card	(967)		(1,563)	(3,362)		(5,384)

Consumer Banking business:
Auto	(129)		(166)	(372)		(508)
Home loan	(20)		(14)	(74)		(68)
Retail banking	(23)		(32)	(78)		(97)

Total consumer banking	(172)		(212)	(524)		(673)

Commercial Banking business:
Commercial and multifamily real estate	(6)		(60)	(45)		(162)
Middle market	(14)		(17)	(28)		(62)
Specialty lending	(6)		(8)	(17)		(26)

Total commercial lending	(26)		(85)	(90)		(250)
Small-ticket commercial real estate	(9)		(17)	(62)		(63)

Total commercial banking	(35)		(102)	(152)		(313)

Other loans	(9)		(23)	(47)		(89)

Total charge-offs	(1,183)		(1,900)	(4,085)		(6,459)

Recoveries:
Credit Card business:
Domestic credit card and installment loans	256		269	811		853
International credit card and installment loans	50		43	168		123

Total credit card	306		312	979		976

Consumer Banking business:
Automobile	46		48	148		168
Home loans	5		1	21		3
Retail banking	6		6	19		19

Total consumer banking	57		55	188		190

Commercial Banking business:
Commercial and multifamily real estate	3		—	10		13
Middle market	2		6	8		10
Specialty lending	1		3	4		4

Total commercial lending	6		9	22		27
Small-ticket commercial real estate	—		—	4		2

Total commercial banking	6		9	26		29
Other loans	2		2	4		6

Total recoveries	371		378	1,197		1,201

Net charge-offs	(812)		(1,522)	(2,888)		(5,258)
Impact from loan sales and other changes	(29	)(3)	31 (4)	(13	)(3)	(80	)(4)

Balance at end of period(2)	$4,280		$6,175	$4,280		$6,175

(1)

Excludes negative provision for unfunded lending commitments of $11 million and $8 million for the three months ended September 30, 2011 and 2010, respectively, and a provision of $54 million and $7 million for the nine months ended September 30, 2010, respectively.

(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $236 million for the first nine months of 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $39 million and $80 million in the third quarter and first nine months of 2011, respectively. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $156 million as of September 30, 2011.

(3)	Includes foreign translation adjustment of $29 million and $13 million for the third quarter and first nine months of 2011, respectively.
(4)

Includes a reduction in our allowance for loan and lease losses of $73 million in the first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

Table 19 presents an allocation of our allowance for loan and lease losses by loan category as of September 30, 2011 and December 31, 2010:

Table 19: Allocation of the Allowance for Loan and Lease Losses

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment loans(2)	$2,409	4.48%	$3,581	6.65%
International credit card and installment loans	506	6.16	460	6.12

Total credit card(2)	2,915	4.70	4,041	6.58

Consumer Banking:
Auto	358	1.75	353	1.98
Home loan	93	0.85	112	0.93
Retail banking	169	4.21	210	4.76

Total consumer banking	620	1.75	675	1.96

Commercial Banking:
Commercial and multifamily real estate	411	2.86	495	3.70
Middle market	113	0.95	162	1.55
Specialty lending	74	1.75	91	2.26

Total commercial lending	598	1.96	748	2.68
Small-ticket commercial real estate	102	6.49	78	4.23

Total commercial banking	700	2.18	826	2.78

Other loans	45	9.68	86	19.07

Total(2)	$4,280	3.29%	$5,628	4.47%

Total allowance coverage ratios:
Period-end loans	$129,952	3.29%	$125,947	4.47%
Nonperforming loans(3)	1,172	365.17	1,225	459.43
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,401	121.41%	$2,632	153.53%
Consumer banking (30 + day delinquent loans)	1,969	31.49	2,050	32.93
Commercial banking (nonperforming loans)	459	152.51	495	166.87

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.

(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $236 million in the first nine months of 2011. Loss sharing amounts attributable to Kohl’s reduced net charge-offs by $39 million and $80 million in the third quarter and first nine months of 2011, respectively. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $156 million as of September 30, 2011.

(3)

As permitted by regulatory guidance issued by the FFIEC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 116.47% as of September 30, 2011 and 129.55% as of December 31, 2010.

Our allowance for loan and lease losses decreased by $1.3 billion during the first nine months of 2011 to $4.3 billion. The decrease in our allowance reflects the improvements in credit performance across our portfolios, which have generally outpaced the modest and fragile economic recovery. These improvements are due in part to actions taken over the past several years to tighten our underwriting standards and exit certain portfolios. Our allowance as a percentage of our total loan portfolio also decreased to 3.29% as of September 30, 2011, from 4.47% as of December 31, 2010.

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $6.1 billion, or 5%, in the first nine months of 2011, to $128.3 billion as of September 30, 2011. The increase in deposits reflects our increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. We provide additional information on the composition of our deposits, average outstanding balances, interest expense and yield, below in “Liquidity and Funding.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings increased to $17.2 billion as of September 30, 2011, from $14.9 billion as of December 31, 2010. The $2.3 billion increase in senior and subordinated notes and other borrowing was primarily attributable to the proceeds of approximately $3.0 billion from our public debt offering in July 2011. These proceeds were partially offset by the maturity in the third quarter of 2011 of a senior note totaling $854 million.

The public debt offering included four different series of our senior notes (the “2011 Notes”): $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014; $750 million aggregate principal amount of our 2.125% Senior Notes due 2014; $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021. If we do not consummate the ING Direct acquisition on or prior to June 30, 2012, or if the purchase and sale agreement governing the ING Direct acquisition is terminated at any time prior to such date, we must redeem all the 2011 Notes at a redemption price equal to 101% of the aggregate principal amount of the 2011 Notes, plus accrued and unpaid interest from July 19, 2011, or the most recent date to which interest has been paid or provided for, as the case may be, to but excluding the mandatory redemption date of the 2011 Notes.

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $9.7 billion to $17.1 billion as of September 30, 2011, from $26.8 billion as of December 31, 2010. This decrease was attributable to pay downs of the loans underlying the consolidated securitization trusts.

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

The following table presents the original principal balance of mortgage loan originations, by vintage, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of September 30, 2011 and December 31, 2010:

Table 20: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	September 30, 2011	December 31, 2010	Original Unpaid Principal Balance
(Dollars in billions)			Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	7	7	18	—	1	8	9
Uninsured Securitizations and Other	30	33	82	3	16	30	33

Total	$42	$45	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

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

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $82 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $49 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $23 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. We do not have information about the current holders or disposition of the remaining $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $42 billion in unpaid principal balance remains outstanding as of September 30, 2011, approximately $14 billion in losses have been realized and approximately $11 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $10 billion original principal balance of mortgage loans for which we do not have information about the current holders or any underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $1.9 billion original principal balance of mortgage loans as of September 30, 2011, compared with $1.7 billion as of June 30, 2011 and $1.6 billion as of December 31, 2010. As of September 30, 2011, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $892 million reserve relates to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

Table 21 presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 21: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole(2)	(52)	(179)	(5)	(236)
Demands rescinded(2)	(87)	—	(22)	(109)

Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	142	171	102	415
Loans repurchased/made whole	(56)	(15)	(14)	(85)
Demands rescinded	(65)	—	(16)	(81)
Reclassifications(3)	4	70	(74)	—

Open claims as of September 30, 2011	$151	$1,058	$663	$1,872

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
(3)

Represents adjustments to correct the counterparty category as of September 30, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to insured securitizations and a decrease in open claims attributable to GSEs and Uninsured Securitizations & Other.

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

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied, such as, for example, the typical requirements that the counterparty promptly notify us upon discovery of any breach and that any breach materially and adversely affect the value of the mortgage loan at issue. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Litigation and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category. Our estimated legal liability for securitizations within this category often assumes we will pay only a portion of the liabilities ultimately incurred by the party defendants to the litigation.

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

The aggregate reserve for all three subsidiaries was $892 million as of September 30, 2011, compared with $869 million as of June 30, 2011, and $816 million as of December 31, 2010. Almost all of the increase in the reserve from June 30, 2011 is allocated to the Uninsured Securitizations and Other category, resulting from an increase in repurchase activity with respect to certain uninsured investors. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $72 million and $153 million for the three and nine months ended September 30, 2011, respectively, and we had settlements of repurchase requests of $49 million and $77 million for the three and nine months ended September 30, 2011, respectively, that were charged against the reserve.

Table 22 summarizes changes in our representation and warranty reserve for the three and nine months ended September 30, 2011 and 2010, and for full year 2010:

Table 22: Changes in Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,		Full Year
(Dollars in millions)	2011	2010	2011	2010	2010
Representation and warranty repurchase reserve, beginning of period(1)	$869	$853	$816	$238	$238
Provision for repurchase losses(2)	72	16	153	644	636
Net realized losses	(49)	(33)	(77)	(46)	(58)

Representation and warranty repurchase reserve, end of period(1)	$892	$836	$892	$836	$816

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

In the third quarter of 2011, we recognized a reduction to the reserve for mortgage repurchase claims of $3 million in our consolidated statements of income as a component of non-interest income. In the first nine months of 2011, we recognized a provision for mortgage repurchase claims of $5 million. In the third quarter and first nine months of 2010, we recognized a provision for mortgage repurchase claims of $16 million and $211 million, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $75 million and $147 million, for the three and nine months ended September 30, 2011, respectively, and $0 million and $433 million for the three and nine months ended September 30, 2010, respectively.

As indicated in the table below, most of the representation and warranty reserve relates to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Table 23: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	September 30, 2011	December 31, 2010
GSEs and Active Insured Securitizations	$771	$796	$24
Inactive Insured Securitizations, Uninsured Securitizations and Other	121	20	87

Total	$892	$816	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation, DBSP Litigation and the FHLB of Boston Litigation, could be as high as $1.5 billion, an increase of $400 million from the estimate we provided as of June 30, 2011. This increase is attributable to increased activity from uninsured investors, increased governmental and regulatory scrutiny of mortgage practices and continued difficulty in the housing market and overall economy. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimated upper-end of the amount of reasonably possible losses. There is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.2 billion and $294 million, respectively, as of September 30, 2011, and our maximum exposure to loss was $2.3 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents and unencumbered available-for-sale securities. Table 24 below presents the composition of our liquidity reserves as of September 30, 2011 and December 31, 2010.

Table 24: Liquidity Reserves

(Dollars in millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$6,358	$5,249
Securities available-for-sale(1)	38,400	41,537
Less: Pledged available-for-sale securities	(8,850)	(9,963)

Unencumbered available-for-sale securities	29,550	31,574
Undrawn committed securitization borrowing facilities	—	207

Total liquidity reserves	$35,908	$37,030

(1)	The weighted average life of our available-for-sale securities was approximately 2.9 years and 3.8 years as of September 30, 2011, and December 31, 2010, respectively.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, loan securitizations, debt and equity securities, securitization borrowing facilities and Federal Home Loan Bank (“FHLB”) advances.

Deposits

Our deposits provide a stable and relatively low cost of funds and have become our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad range of deposit products that include demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit. Table 25 presents the composition of our deposits by type as of September 30, 2011 and December 31, 2010.

Table 25: Deposits

(Dollars in millions)	September 30, 2011	December 31, 2010
Non-interest bearing	$17,541	$15,048
NOW accounts	12,777	13,536
Money market deposit accounts	47,745	44,485
Savings accounts	31,225	26,077
Other consumer time deposits	12,972	15,753

Total core deposits	122,260	114,899
Public fund certificates of deposit $100,000 or more	84	177
Certificates of deposit $100,000 or more	5,149	6,300
Foreign time deposits	825	834

Total deposits	$128,318	$122,210

Total deposits increased by $6.1 billion, or 5.0%, in the first nine months of 2011, to $128.3 billion as of September 30, 2011. Of our total deposits, $825 million and $834 million were held in foreign banking offices as of September 30, 2011 and December 31, 2010, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $5.2 billion and $6.5 billion of our total deposits as of September 30, 2011 and December 31, 2010, respectively. Our funding and liquidity strategy takes into consideration the scheduled maturities of large denomination time deposits. Of the $5.2 billion in large domestic denomination certificates of deposit as of September 30, 2011, $1.0 billion is scheduled to mature within the next three months, $1.1 billion is scheduled to mature between three and 12 months and $3.1 billion is scheduled to mature over 12 months. Based on past activity, we expect to retain a portion of these deposits as they mature.

We have brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are included in money market deposit accounts and other consumer time deposits in Table 25 above. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well capitalized,” as defined under the federal banking regulatory guidelines, as of September 30, 2011, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $14.4 billion, or 11%, of total deposits as of September 30, 2011. Brokered deposits totaled $16.5 billion, or 14%, of total deposits as of December 31, 2010. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

Other Funding Sources

We also access the capital markets to meet our funding needs through the use of federal funds purchased and securities loaned or sold under agreements to purchase, the issuance of senior and subordinated notes and other borrowings and, to a lesser extent, loan securitization transactions. In addition, we utilize advances from the FHLB for our funding needs. FHLB advances are secured by our investment securities and certain of our loan portfolios.

Our debt, including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $17.2 billion as of September 30, 2011, up from $14.9 billion as of December 31, 2010. We had no open committed loan securitization conduit lines as of September 30, 2011. The $2.3 billion increase in our debt, excluding securitized debt obligations, was primarily attributable to the proceeds of approximately $3.0 billion from the issuance of senior notes in the third quarter of 2011, which was partially offset by the maturity of one senior note totaling $854 million in the third quarter of 2011.

Our public debt offering in the third quarter of 2011 included four different series of our senior notes: $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014; $750 million aggregate principal amount of our 2.125% Senior Notes due 2014; $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021. If we do not consummate the ING Direct acquisition on or prior to June 30, 2012, or if the purchase and sale agreement governing the ING Direct acquisition is terminated at any time prior to such date, we must redeem all of these notes at a redemption price equal to 101% of the aggregate principal amount of the 2011 Notes, plus accrued and unpaid interest from July 19, 2011, or the most recent date to which interest has been paid or provided for, as the case may be, to but excluding the mandatory redemption date of the 2011 Notes.

We participate in the federal funds market daily to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in a time of need. We expect monthly fluctuations in our borrowings, as borrowing amounts are highly dependent on our counterparties’ cash positions. Our FHLB membership is secured by our investment in FHLB stock, which totaled $218 million as of September 30, 2011.

Table 26 presents our short-term borrowings and long-term debt and the maturity profile based on expected maturities as of September 30, 2011. We provide additional information on our short-term borrowings and long-term debt in “Note 9—Deposits and Borrowings.”

Table 26: Expected Maturity Profile of Short-term Borrowings and Long-term Debt

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years To 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,441	$—	$—	$—	$—	$—	$1,441

Total short-term borrowings	1,441	—	—	—	—	—	1,441

Long-term debt:(1)
Securitized debt obligations	4,671	3,650	2,907	502	1,330	4,060	17,120
Senior and subordinated notes:
Unsecured senior debt	285	—	2,632	413	749	3,033	7,112
Unsecured subordinated debt	360	523	107	—	1,199	1,750	3,939

Total senior and subordinated notes	645	523	2,739	413	1,948	4,783	11,051

Other long-term borrowings:
Junior subordinated debt	—	—	—	—	—	3,642	3,642
FHLB advances	15	19	948	15	9	55	1,061

Other long-term borrowings	15	19	948	15	9	3,697	4,703

Total long-term debt(2)	5,331	4,192	6,594	930	3,287	12,540	32,874

Total short-term borrowings and long-term debt	$6,772	$4,192	$6,594	$930	$3,287	$12,540	$34,315

Percentage of total	20%	12%	19%	3%	10%	36%	100%

(1)	Includes fair value adjustments of $830 million as of September 30, 2011.
(2)	Includes unamortized net discount of $28 million as of September 30, 2011.

Borrowing Capacity

As of September 30, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. As previously discussed, during the third quarter of 2011, we issued four different series of our senior notes for total proceeds of approximately $3.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014, $750 million aggregate principal amount of our 2.125% Senior Notes due 2014, $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs. Table 27 summarizes our borrowing capacity as of September 30, 2011.

Table 27: Borrowing Capacity

(Dollars in millions)	Capacity(1)	Outstanding	Availability(1)	Termination Date(2)
FHLB advances and letters of credit(3)	$8,277	$1,297	$6,980	—

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

Credit Ratings

Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality and quality of earnings. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 28 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2011.

Table 28: Senior Unsecured Debt Credit Ratings

As of September 30, 2011
	Capital One Financial Corporation		Capital One Bank (USA), N.A.		Capital One, N.A.
Moody’s Investor Services (“Moody’s”)	Baa1		A3		A3
Standard & Poor’s (“S&P”)	BBB		BBB+		BBB+
Fitch Ratings (“Fitch”)	A-		A-		A-
Dominion Bond Rating Services (“DBRS”)	BBB	**	A	*	A	*

*	low
**	high

As of October 31, 2011, DBRS had us on a stable outlook while Fitch, Moody’s and S&P had us on negative outlook.

Capital Management

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

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating). Table 29 provides the details of the calculation of our capital ratios as of September 30, 2011 and December 31, 2010.

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

In addition to disclosing our regulatory capital ratios, we also disclose Tier 1 common equity and TCE ratios, which are non-GAAP measures widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common equity; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common equity. While these non-GAAP capital measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of these ratios and non-GAAP reconciliation in “Supplemental Tables” below.

Capital Ratios

Table 29 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of September 30, 2011 and December 31, 2010. Table 30 provides the details of the calculation of our capital ratios.

Table 29: Capital Ratios Under Basel I(1)

	September 30, 2011			December 31, 2010
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp.(2)
Tier 1 common equity(3)	10.0%	N/A	N/A	8.8%	N/A	N/A
Tier 1 risk-based capital(4)	12.4	4.0%	6.0%	11.6	4.0%	6.0%
Total risk-based capital(5)	15.4	8.0	10.0	16.8	8.0	10.0
Tier 1 leverage(6)	9.9	4.0	N/A	8.1	4.0	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	13.0%	4.0%	6.0%	13.5%	4.0%	6.0%
Total risk-based capital	17.0	8.0	10.0	23.6	8.0	10.0
Tier 1 leverage	11.3	4.0	5.0	8.3	4.0	5.0
Capital One, N.A.
Tier 1 risk-based capital	12.3%	4.0%	6.0%	11.1%	4.0%	6.0%
Total risk-based capital	13.5	8.0	10.0	12.4	8.0	10.0
Tier 1 leverage	9.2	4.0	5.0	8.1	4.0	5.0

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.

(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.
(6)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

We exceeded minimum capital requirements and met the “well capitalized” ratio levels for total risk-based capital and Tier 1 risk-based capital under Federal Reserve rules for bank holding companies as of September 30, 2011. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of September 30, 2011. Based on our current understanding of the Basel III framework, which has not been implemented by the U.S. banking agencies and is subject to change, we estimate that our Tier 1 common equity ratio was 10.1% as of September 30, 2011. See “Supplemental Tables—Table B: Reconciliation of Basel III Capital Measures” for a calculation of this measure.

Table 30: Risk-Based Capital Components Under Basel I(1)

(Dollars in millions)	September 30, 2011	December 31, 2010
Total stockholders’ equity	$29,378	$26,541
Less: Net unrealized gains recorded in AOCI(2)	(401)	(368)
Net losses on cash flow hedges recorded in AOCI(2)	55	86
Disallowed goodwill and other intangible assets(3)	(13,899)	(13,953)
Disallowed deferred tax assets	(227)	(1,150)
Other	(2)	(2)

Tier 1 common equity	14,904	11,154
Plus: Tier 1 restricted core capital items(4)	3,636	3,636

Tier 1 risk-based capital	18,540	14,790

Plus: Long-term debt qualifying as Tier 2 capital	2,438	2,827
Qualifying allowance for loan and lease losses	1,896	3,748
Other Tier 2 components	24	29

Tier 2 risk-based capital	4,358	6,604

Total risk-based capital	$22,898	$21,394

Risk-weighted assets(5)	$149,028	$127,043

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	Amounts presented are net of tax.
(3)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(4)	Consists primarily of trust preferred securities.
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

We elected the phase-in option, which required us to phase-in 50% of consolidated assets beginning with the third quarter of 2010 for purposes of determining risk-weighted assets. The phase-in provisions expired after December 31, 2010, and we completed the final phase-in during the first quarter of 2011, which resulted in the addition of approximately $15.5 billion of assets to the denominator used in calculating our regulatory ratios. The addition of these assets contributed to a decrease in our risk-based regulatory capital ratios as of September 30, 2011 from December 31, 2010.

Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013.

Dividend Policy

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors, in consultation with the Federal Reserve, and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, assessments of potential future losses due to adverse changes in our business and market environments and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. We provide additional information on factors affecting our dividend policy in our 2010 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds.”

Restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA based on the Earnings Limitation Test were $3.1 billion and $1.2 billion, respectively, as of September 30, 2011. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

Equity Offering

On July 19, 2011, we closed a public underwritten offering of 40 million shares of our common stock at a price per share of $50.00, subject to forward sale agreements. After underwriter’s discounts and commissions, the net proceeds to us will be at an initial forward sale price per share of $48.50. The forward sale price is subject to adjustment under the forward sale agreements. We have not received any proceeds from this public offering of our shares of common stock yet. Under the terms of the forward sale agreements, we must settle the forward sale agreements on or before February 15, 2012. We expect to settle the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of approximately $1.9 billion based on the initial forward price. However, we may, subject to certain conditions, elect cash or net share settlement of all or a portion of our obligation to deliver shares of common stock. We expect to use the net proceeds from this equity offering, along with proceeds from our recent debt offering and cash sourced from our current liquidity, to fund the $6.2 billion in cash consideration payable in connection with the ING Direct acquisition.

Pending HSBC U.S. Credit Card Business Acquisition

In August 2011, we announced that we entered into a purchase agreement with HSBC to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States. We currently expect the HSBC acquisition to close in the second quarter of 2012, subject to customary closing conditions, including certain governmental clearances and approvals. We also announced that we expect our Tier 1 common equity ratio will be in the mid-9% range at the end of the second quarter of 2012, inclusive of our planned capital raise of $1.25 billion in connection with the HSBC acquisition. We have the option, subject to certain conditions, to issue $750 million of the $1.25 billion to HSBC in the form of our common stock (valued at $39.23 per share). The decision to raise any capital and, if so, the amount of capital to be raised will be dependent on a number of factors, including the timing of the closings for our pending ING Direct and HSBC acquisitions, changes in interest rates, regulatory expectations, our results of operations and financial condition and our assessment of the appropriate level of regulatory capital to hold at that time.

MARKET RISK MANAGEMENT

Overview

Market risk represents the risk that our earnings and/or economic value of equity may be adversely affected by changes in market conditions, including changes in interest rates and foreign currency exchange rates, changes in credit spreads and price fluctuations and changes in value due to changes in market perception or the actual credit quality of issuers. Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Below we discuss our primary sources of market risk, our market risk management strategies and measures used to evaluate our market risk exposure.

Primary Market Risk Exposures

Our primary sources of market risk include interest rate risk and foreign exchange risk.

Interest Rate Risk

Interest rate risk, which represents exposure to instruments whose yield or price varies with the level or volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturities or repricing of assets and liabilities. For example, if more assets are repricing than deposits and other borrowings when interest rates are declining, our earnings will decrease. Similarly, if more deposits and other borrowings are repricing than assets when interest rates are rising, our earnings will decrease.

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

We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts increased to $71.9 billion as of September 30, 2011, from $50.7 billion as of December 31, 2010. This increase was primarily attributable to actions we took during the third quarter of 2011 to manage the anticipated impact of the pending ING Direct acquisition on our market risk exposure and regulatory capital requirements, as discussed above in “Executive Summary and Business Outlook.”

Since the date we entered into the agreement to acquire ING Direct, interest rates have declined substantially, and our current estimate of the fair value of the ING Direct net assets and liabilities has increased correspondingly. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, in August 2011, we entered into various pay-fixed/receive-floating interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. These swap transactions are designed to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in late 2011 or early 2012. Although the interest-rate swaps represent economic hedges, they are not designated for hedge accounting. Accordingly, changes in the fair value are recorded in earnings. We recognized a mark-to-market loss on these interest-rate swaps of $266 million in the third quarter of 2011, which was attributable to the decline in interest rates as of the end of the quarter. Changes in the fair value of these interest-rate swaps will continue to be recorded in earnings until the swaps are terminated. See “Note 10—Derivative Instruments and Hedging Activities” for additional information.

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

We consider the impact on both earnings and economic value of equity in measuring and managing our interest rate risk. Our earnings sensitivity measure estimates the impact on net interest income and the valuation of our mortgage servicing rights, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our earnings sensitivity and economic value of equity measurements are based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. We do, however, assess and factor into our interest rate risk management decisions the potential impact of growth assumptions, changing business activities and alternative interest rate scenarios, such as a steepening or flattening of the yield curve.

Under our current asset/liability management policy, our objective is to: (i) limit the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months and (ii) limit the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% during the first nine months of 2011. Given the level of short-term rates as of September 30, 2011 and December 31, 2010, a scenario where interest rates would decline by 200 basis points is not plausible. Therefore, in 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease. Our current asset/liability management policy also includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.

Table 31 shows the estimated percentage impact on our adjusted projected net interest income and economic value of equity, calculated under our base case interest rate scenario, as of September 30, 2011 and December 31, 2010, resulting from selected hypothetical interest rate scenarios. Our adjusted projected net interest income consists of net interest income adjusted to include changes in the fair value of mortgage service rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next three quarters. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates in measuring the sensitivity of the valuation of our economic value of equity.

Table 31: Interest Rate Sensitivity Analysis

	September 30, 2011
	Excluding ING Direct Swaps(1)	Including ING Direct Swaps	December 31, 2010
Impact on adjusted projected base-line net interest income:
+ 200 basis points	1.2%	15.0%	(0.7)%
- 50 basis points	(0.4)	(4.3)	(0.2)
Impact on economic value of equity:
+ 200 basis points	(1.7)%	2.7%	(3.8)%
- 50 basis points	(0.2)	(1.4)	0.1

(1)

Calculated excluding the impact of the interest-rate swap transactions of approximately $23.8 billion entered into in the third quarter of 2011 to mitigate some of the interest rate risk related to the pending ING Direct acquisition.

Because of the large but temporary impact of the ING Direct-related swap transactions on our standard interest rate risk reporting measures, we expanded our standard interest rate sensitivity analysis to present our interest rate risk measures with and without the impact of the $23.8 billion of interest rate swaps described above. This presentation highlights changes in our core interest rate risk profile and the incremental impact of the ING Direct-related swaps on our core profile over the time period that the swaps will remain outstanding. Excluding the $23.8 billion swap transactions, our interest rate sensitivity measures reflect that we became more asset sensitive between December 31, 2010 and September 30, 2011. Our asset sensitivity position is larger when factoring in the effect of the $23.8 billion of swaps, given their pay-fixed structure and non-designation for hedge accounting. As noted, we currently expect the impact of the $23.8 billion of interest-swaps to be temporary in nature, as it is our intention to terminate them around the timing of the ING Direct acquisition. Our adjusted projected net interest income and economic value of equity sensitivity measures, excluding the impact of the ING-Direct related swap transactions, were within our prescribed asset/liability policy limits as of September 30, 2011 and December 31, 2010.

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

SUPERVISION AND REGULATORY DEVELOPMENTS

Dodd-Frank Act

We continue to assess the potential impact of proposed and final rules promulgated by the agencies charged with implementing the Dodd-Frank Act, including rules relating to resolution plans, the FDIC’s orderly liquidation authority, proprietary trading and fund investment restrictions (the “Volcker Rule”), derivatives, and other capital markets matters. These rules may result in modifications to our business models and organizational structure, and may subject us to escalating costs associated with any such changes.

Basel II

In December 2007, U.S. Federal banking regulators finalized the Basel II Final Rules. The rule is mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. Capital One is not yet subject to this rule but will likely become so in the future, due to growth in our reported total assets or foreign assets.

Prior to full implementation of the Basel II framework, organizations must complete a qualification period of four consecutive quarters during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. The Collins Amendment within the Dodd-Frank Act and the U.S. banking regulators’ implementing final rules establish a risk-based capital floor so that organizations subject to Basel II rules may not hold less capital than would be required using Basel I capital calculations. Our current analysis suggests that our risk-weighted assets will increase under the Basel II framework, and therefore we would need to hold more regulatory capital in order to maintain a given capital ratio.

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information concerning recently issued accounting pronouncements, including those that we have not yet adopted and that will likely affect our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the pending transactions involving HSBC, ING Direct and us (the “Transactions”); and the assumptions that underlie these matters.

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

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•	the possibility that regulatory and other approvals and conditions to either of the Transactions are not received or satisfied on a timely basis or at all;

•	the possibility that modifications to the terms of either of the Transactions may be required in order to obtain or satisfy such approvals or conditions;

•	the possibility that we will not receive third-party consents necessary to fully realize the anticipated benefits of the Transactions;

•	the possibility that we may not fully realize the projected cost savings and other projected benefits of the Transactions;

•	changes in the anticipated timing for closing either of the Transactions;

•	difficulties and delays in integrating the assets and businesses acquired in the Transactions;

•	business disruption during the pendency of or following the Transactions;

•	diversion of management time on issues related to the Transactions;

•	reputational risks and the reaction of customers and counterparties to the Transactions;

•	disruptions relating to the Transactions negatively impacting our ability to maintain relationships with customers, employees and suppliers;

•	changes in asset quality and credit risk as a result of the Transactions;

•	financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder;

•	developments, changes or actions relating to any litigation matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

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

SUPPLEMENTAL TABLES

Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions)	September 30, 2011	December 31, 2010
Stockholders’ Equity to Non-GAAP Tangible Common Equity
Total stockholders’ equity	$29,378	$26,541
Less: Intangible assets(1)	(13,953)	(13,983)

Tangible common equity	$15,425	$12,558

Total Assets to Tangible Assets
Total assets	$200,148	$197,503
Less: Assets from discontinued operations	(304)	(362)

Total assets from continuing operations	199,844	197,141
Less: Intangible assets(1)	(13,953)	(13,983)

Tangible assets	$185,891	$183,158

Non-GAAP TCE Ratio
Tangible common equity	$15,425	$12,558
Tangible assets	185,891	183,158

TCE ratio(2)	8.3%	6.9%

Regulatory Capital and Non-GAAP Tier 1 Common Equity Ratios
Total stockholders’ equity	$29,378	$26,541
Less: Net unrealized gains recorded in AOCI(3)	(401)	(368)
Net losses on cash flow hedges recorded in AOCI(3)	55	86
Disallowed goodwill and other intangible assets(4)	(13,899)	(13,953)
Disallowed deferred tax assets	(227)	(1,150)
Other	(2)	(2)

Tier 1 common equity	14,904	11,154
Plus: Tier 1 restricted core capital items(5)	3,636	3,636

Tier 1 capital	18,540	14,790

Plus: Long-term debt qualifying as Tier 2 capital	2,438	2,827
Qualifying allowance for loan and lease losses	1,896	3,748
Other Tier 2 components	24	29

Tier 2 capital	4,358	6,604

Total risk-based capital(6)	$22,898	$21,394

Risk-weighted assets(7)	$149,028	$127,043

Tier 1 common equity ratio(8)	10.0%	8.8%
Tier 1 risk-based capital ratio(9)	12.4	11.6
Total risk-based capital ratio(10)	15.4	16.8

(1)	Includes impact from related deferred taxes.
(2)	Calculated based on tangible common equity divided by tangible assets.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Consists primarily of trust preferred securities.

(6)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(7)	Calculated based on prescribed regulatory guidelines.
(8)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(9)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(10)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Table B: Reconciliation of Basel III Capital Measures(1)

(Dollars in millions)	September 30, 2011
Regulatory Capital and Non-GAAP Tier 1 Common Equity Ratios
Total stockholders’ equity	$29,378
Less: Net unrealized gains recorded in AOCI(2)	(401)
Net losses on cash flow hedges recorded in AOCI(2)	55
Disallowed goodwill and other intangible assets(3)	(13,899)
Disallowed deferred tax assets	(227)
Other	(2)

Tier 1 common equity	14,904
Plus: Tier 1 restricted core capital items(4)	3,636

Tier 1 capital	18,540

Less: Tier 1 restricted core capital items(4)	(3,636)
Defined benefit pension fund asset	(42)
90% of purchased credit card relationship intangibles	(51)
Other Tier 1 components	(32)
Plus: Unrealized gain on available-for-sale securities	401
90% of mortgage servicing rights	85
Disallowed deferred tax assets	227

Tier 1 common equity under Basel III	$15,492

Risk-weighted assets under Basel I(5)	$149,028
Less: Defined benefit pension fund asset	(42)
Deferred tax assets included in the risk weighted assets under Basel I	(2,010)
90% of MSR	(85)
90% of purchased credit card relationship intangibles	(51)
Plus: Deferred tax assets and MSR included in Tier 1 common equity at 250%	5,827
Other adjustments at 1250%	230

Adjusted risk-weighted assets under Basel III	$152,897

Tier 1 common equity ratio under Basel III(6)	10.1%

(1)	Calculations are based on our current understanding of the Basel III framework, which has not been implemented by the U.S. banking agencies and is subject to change.
(2)	Amounts presented are net of tax.
(3)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(4)	Consists primarily of trust preferred securities.
(5)	Calculated based on prescribed regulatory guidelines.
(6)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.

Item 1. Financial Statements

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2011	2010	2011	2010
Interest income:
Loans held for investment, including past-due fees	$3,550	$3,447	$10,334	$10,582
Investment securities	264	347	893	1,037
Other	21	21	59	60

Total interest income	3,835	3,815	11,286	11,679

Interest expense:
Deposits	294	358	923	1,125
Securitized debt obligations	89	191	342	644
Senior and subordinated notes	84	72	211	211
Other borrowings	85	85	251	265

Total interest expense	552	706	1,727	2,245

Net interest income	3,283	3,109	9,559	9,434
Provision for loan and lease losses	622	867	1,499	3,069

Net interest income after provision for loan and lease losses	2,661	2,242	8,060	6,365

Non-interest income:
Servicing and securitizations	12	13	35	(3)
Service charges and other customer-related fees	542	496	1,527	1,577
Interchange fees	321	346	972	991

Total other-than-temporary losses	(33)	(39)	(83)	(116)
Less: Non-credit component of other-than-temporary impairment losses recorded in AOCI	27	34	68	54

Net other-than-temporary losses recognized in earnings	(6)	(5)	(15)	(62)
Other	2	57	151	272

Total non-interest income	871	907	2,670	2,775

Non-interest expense:
Salaries and associate benefits	750	641	2,206	1,937
Marketing	312	250	917	650
Communications and data processing	178	178	504	512
Supplies and equipment	143	129	402	381
Occupancy	122	135	359	371
Other	792	663	2,326	1,992

Total non-interest expense	2,297	1,996	6,714	5,843

Income from continuing operations before income taxes	1,235	1,153	4,016	3,297
Income tax provision	370	335	1,174	948

Income from continuing operations, net of tax	865	818	2,842	2,349
Loss from discontinued operations, net of tax	(52)	(15)	(102)	(303)

Net income	$813	$803	$2,740	$2,046

Basic earnings per common share:
Income from continuing operations	$1.89	$1.81	$6.24	$5.19
Loss from discontinued operations	(0.11)	(0.03)	(0.22)	(0.66)

Net income per basic common share	$1.78	$1.78	$6.02	$4.53

Diluted earnings per common share:
Income from continuing operations	$1.88	$1.79	$6.17	$5.15
Loss from discontinued operations	(0.11)	(0.03)	(0.22)	(0.66)

Net income per diluted common share	$1.77	$1.76	$5.95	$4.49

Dividends paid per common share	$0.05	$0.05	$0.15	$0.15

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	September 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$1,794	$2,067
Interest-bearing deposits with banks	3,238	2,776
Federal funds sold and securities purchased under agreements to resell	1,326	406

Cash and cash equivalents	6,358	5,249
Restricted cash for securitization investors	984	1,602
Securities available for sale, at fair value	38,400	41,537
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	83,010	71,921
Restricted loans for securitization investors	46,942	54,026

Total loans held for investment	129,952	125,947
Less: Allowance for loan and lease losses	(4,280)	(5,628)

Net loans held for investment	125,672	120,319
Loans held for sale, at lower-of-cost-or-fair value	312	228
Accounts receivable from securitizations	101	118
Premises and equipment, net	2,785	2,749
Interest receivable	958	1,070
Goodwill	13,593	13,591
Other	10,985	11,040

Total assets	$200,148	$197,503

Liabilities:
Interest payable	$401	$488
Customer deposits:
Non-interest bearing deposits	17,541	15,048
Interest bearing deposits	110,777	107,162

Total customer deposits	128,318	122,210
Securitized debt obligations	17,120	26,915
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,441	1,517
Senior and subordinated notes	11,051	8,650
Other borrowings	4,703	4,714

Total other debt	17,195	14,881
Other liabilities	7,736	6,468

Total liabilities	$170,770	$170,962

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares; zero shares issued or outstanding as of September 30, 2011 and December 31, 2010	0	0
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 508,195,751 and 504,801,064 issued as of September 30, 2011 and December 31, 2010, respectively	5	5
Paid-in capital, net	19,234	19,084
Retained earnings	13,091	10,406
Accumulated other comprehensive income	291	248
Less: Treasury stock, at cost; 48,622,469 and 47,787,697 shares as of September 30, 2011 and December 31, 2010, respectively	(3,243)	(3,202)

Total stockholders’ equity	29,378	26,541

Total liabilities and stockholders’ equity	$200,148	$197,503

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except per share data)	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
Balance as of December 31, 2010	504,801,064	$5	$19,084	$10,406	$248	$(3,202)	$26,541
Net income				2,740			2,740
Other comprehensive income (loss), net of tax:
Unrealized gain on securities, net of taxes of $30 million					47		47
Other-than-temporary impairment on available-for-sale securities not recognized in earnings, net of taxes of $8 million					(14)		(14)
Defined benefit plans, net of taxes of $1 million					(1)		(1)
Foreign currency translation adjustments					(20)		(20)
Unrealized gains on cash flow hedges, net of taxes of $18 million					31		31

Other comprehensive income					43		43

Total comprehensive income							2,783
Cash dividends—common stock $0.15 per share				(69)			(69)
Purchases of treasury stock						(41)	(41)
Issuances of common stock and restricted stock, net of forfeitures	2,220,598		28				28
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,174,089		59				59
Restricted stock awards and stock options			63				63
Other				14			14

Balance as of September 30, 2011	508,195,751	$5	$19,234	$13,091	$291	$(3,243)	$29,378

Balance as of December 31, 2009	502,394,396	$5	$18,955	$10,727	$83	$(3,180)	$26,590
Cumulative effect from adoption of new consolidation accounting standards				(2,957)	(16)		(2,973)
Cumulative effect from July 1, 2010 adoption of new embedded credit derivative accounting standard, net of taxes				(16)			(16)
Comprehensive income:
Net income				2,046			2,046
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale securities, net of taxes of $178 million					355		355
Other-than-temporary impairment on available-for-sale securities not recognized in earnings, net of taxes of $24 million					40		40
Defined benefit pension plans					(1)		(1)
Foreign currency translation adjustments					(9)		(9)
Unrealized gains on cash flow hedges, net of taxes of $9 million					17		17

Other comprehensive income					402		402

Total comprehensive income							2,448
Cash dividends—common stock $0.15 per share				(70)			(70)
Purchases of treasury stock						(22)	(22)
Issuances of common stock and restricted stock, net of forfeitures	1,727,412		22				22
Exercise of stock options and tax benefits of exercises and restricted stock vesting	536,474		6				6
Restricted stock awards and stock options			76				76

Balance as of September 30, 2010	504,658,282	$5	$19,059	$9,730	$469	$(3,202)	$26,061

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Operating activities:
Income from continuing operations, net of tax	$2,842	$2,349
Loss from discontinued operations, net of tax	(102)	(303)

Net income	2,740	2,046

Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	1,499	3,069
Depreciation and amortization, net	424	422
Net gains on sales of securities available for sale	(251)	(134)
Net gains on deconsolidation	0	(177)
Loans held for sale:
Transfers in	(781)	(400)
Losses on sales	16	(25)
Proceeds from sales	681	516
Other	13	0
Stock plan compensation expense	135	117
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
(Increase) decrease in interest receivable	112	(92)
(Increase) decrease in accounts receivable from securitizations(1)	17	17
(Increase) decrease in other assets(1)	222	1,473
Increase (decrease) in interest payable	(87)	(45)
Increase (decrease) in other liabilities(1)	1,096	1,215
Net cash provided by operating activities attributable to discontinued operations	80	18

Net cash provided by operating activities	5,916	8,020

Investing activities:
Increase in restricted cash for securitization investors(1)	618	1,312
Sales (purchases) of securities available for sale	(12,689)	(20,561)
Proceeds from paydowns and maturities of securities available for sale	7,065	8,710
Proceeds from sales of securities available for sale	8,980	11,483
Proceeds from sale of interest-only bonds	0	57
Net (increase) decrease in loans held for investment(1)	(6,607)	3,974
Principal recoveries of loans previously charged off	1,197	1,201
Additions of premises and equipment	(269)	(225)
Net payment for companies acquired	(1,444)	0
Net cash provided by (used in) investing activities attributable to discontinued operations	0	(1)

Net cash provided by (used in) investing activities	(3,149)	5,950

Financing activities:
Net increase in deposits	6,104	3,403
Net decrease in securitized debt obligations	(9,795)	(18,795)
Net decrease in other borrowings(1)	(82)	(1,723)
Maturities of senior notes	(854)	(516)
Issuance of senior notes	2,992	0
Purchases of treasury stock	(41)	(22)
Dividends paid on common stock	(69)	(69)
Net proceeds from issuances of common stock	28	22
Proceeds from share-based payment activities	59	6
Net cash used in financing activities attributable to discontinued operations	0	(19)

Net cash used in financing activities	(1,658)	(17,713)

Increase (decrease) in cash and cash equivalents	1,109	(3,743)
Cash and cash equivalents at beginning of the period	5,249	8,685

Cash and cash equivalents at end of the period	$6,358	$4,942

Supplemental cash flow information:
Non-cash items:
Impact of the net fair value of assets acquired and liabilities assumed for acquisitions	$3	$0
Cumulative effect from adoption of new consolidation accounting standards	0	2,973

(1)	Excludes the initial impact from the January 1, 2010 adoption of the new consolidation standards.

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting Standards Adopted in 2011

Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for financing receivables, which includes loans, to clarify when a restructuring, such as a loan modification, is considered a troubled debt restructuring (“TDR”). This amendment provides clarification on determining whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The amended guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption, with early adoption permitted. The adoption of this amended accounting guidance in the third quarter of 2011 resulted in a net increase in loan modifications considered to be TDRs of $56 million for consumer loans and $77 million for commercial loans. The allowance for credit losses associated with these loans was $22 million as of September 30, 2011.

Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance, which amended previous disclosure requirements for fair value measurements, requires new disclosures for significant transfers of financial assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy, and requires that information on purchases, sales, issuances and settlements in the rollforward of Level 3 activity be presented on a gross basis rather than on a net basis The amended guidance also provides several clarifications with respect to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. We adopted the requirement for gross presentation in the Level 3 rollforward on January 1, 2011. The remaining provisions of the guidance were effective for us on January 1, 2010. Our adoption of the updated guidance did not affect our financial condition, results of operations or liquidity since it amends only the disclosure requirements for fair value measurements.

Recently Issued but Not Yet Adopted Accounting Standards

Testing Goodwill for Impairment

In September 2011, the FASB issued guidance that is intended to simplify goodwill impairment testing by providing entities with the option to first assess qualitatively whether it is necessary to perform the two-step quantitative analysis currently required. If an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Otherwise, goodwill is deemed to be not impaired and no further evaluation analysis would be necessary. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are considering early adoption for our annual goodwill impairment testing scheduled to be performed in the fourth quarter of 2011. We had $13.6 billion in goodwill as of September 30, 2011, the value of which will not be affected by the adoption of this standard.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance that revises the manner in which comprehensive income is required to be presented in financial statements. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Accounting for Partnership Agreements

Our partnership agreements primarily relate to alliances with third parties to provide lending and other services to co-branded and private label credit card customers. We evaluate the specific terms of each agreement to determine whether it meets the definition of a collaborative arrangement and how revenue generated from third parties, costs incurred and transactions between participants in the partnership agreement should be accounted for and reported in our consolidated financial statements. A collaborative arrangement is a contractual arrangement that involves a joint operating activity involving two or more parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the economic success of the activity.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Interest income was reduced by $206 million and $421 million in the third quarter and first nine months of 2011, respectively, for amounts earned by Kohl’s. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $39 million and $80 million in the third quarter and first nine months of 2011, respectively. In addition, the expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $156 million as of September 30, 2011. The reduction in the provision for loan and lease losses attributable to Kohl’s was $236 million for the first nine months of 2011.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations and wholesale banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations for the three and nine months ended September 30, 2011 and 2010. We have no significant continuing involvement in these operations.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Net interest expense	$0	$0	$0	$(1)
Non-interest expense	(81)	(23)	(159)	(468)

Loss from discontinued operations before taxes	(81)	(23)	(159)	(469)
Income tax benefit	29	8	57	166

Loss from discontinued operations, net of taxes	$(52)	$(15)	$(102)	$(303)

The loss from discontinued operations includes an expense of $75 million ($53 million net of tax) and $147 million ($104 million net of tax) in the third quarter and first nine months of 2011, respectively, primarily attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale banking unit. We recorded a provision for mortgage loan repurchase losses of $433 million ($308 million net of tax) in discontinued operations in the first nine months of 2010; however, we did not recognize a provision in discontinued operations in the third quarter of 2010.

The discontinued mortgage origination operations of our wholesale home loan banking unit had remaining assets of $305 million and $362 million as of September 30, 2011 and December 31, 2010, respectively, which consisted primarily of income tax receivables. Liabilities totaled $665 million and $585 million as of September 30, 2011 and December 31, 2010, respectively, consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

NOTE 4—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $38.4 billion and $41.5 billion, as of September 30, 2011 and December 31, 2010, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency residential and commercial mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans and leases, equipment loans, and other; municipal securities and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented approximately 69% of our total investment securities portfolio as of September 30, 2011, compared with 70% as of December 31, 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of September 30, 2011, and are reported in our consolidated balance sheet at fair value. The following tables present the amortized cost, fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of September 30, 2011 and December 31, 2010. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”):

	September 30, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury debt obligations	$115	$10	$0	$0	$0	$125
U.S. Agency debt obligations(3)	166	9	0	0	0	175
Residential mortgage-backed securities (“RMBS”):
Agency(4)	25,139	633	0	(25)	(25)	25,747
Non-agency	1,405	2	(126)	(8)	(134)	1,273

Total RMBS	26,544	635	(126)	(33)	(159)	27,020
Commercial mortgage-backed securities (“CMBS”):
Agency(4)	418	11	0	0	0	429
Non-agency	400	1	0	(3)	(3)	398

Total CMBS	818	12	0	(3)	(3)	827

Asset-backed securities (“ABS”)(5)	9,691	55	0	(12)	(12)	9,734
Other(6)	467	55	0	(3)	(3)	519

Total securities available-for-sale	$37,801	$776	$(126)	$(51)	$(177)	$38,400

	December 31, 2010
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury debt obligations	$373	$13	$0	$0	$0	$386
U.S. Agency debt obligations(3)	301	13	0	0	0	314
Residential mortgage-backed securities (“RMBS”):
Agency(4)	27,980	667	0	(143)	(143)	28,504
Non-agency	1,826	1	(105)	(22)	(127)	1,700

Total RMBS	29,806	668	(105)	(165)	(270)	30,204
Commercial mortgage-backed securities (“CMBS”):
Agency(4)	44	1	0	0	0	45
Non-agency	0	0	0	0	0	0

Total CMBS	44	1	0	0	0	45
Asset-backed securities (“ABS”)(5)	9,901	69	0	(4)	(4)	9,966
Other(6)	563	66	0	(7)	(7)	622

Total securities available-for-sale	$40,988	$830	$(105)	$(176)	$(281)	$41,537

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(3)

Consists of debt securities issued by Fannie Mae and Freddie Mac, which had amortized cost of $165 million and $200 million as of September 30, 2011 and December 31, 2010, respectively, and fair value of $174 million and $213 million as of September 30, 2011 and December 31, 2010, respectively.

(4)

Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, which had amortized cost of $12.9 billion, $8.4 billion and $4.3 billion, respectively, and fair value of $13.2 billion, $8.6 billion and $4.4 billion, respectively, as of September 30, 2011. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of September 30, 2011.

(5)

Consists of securities collateralized by credit card loans, auto dealer and floor plan inventory loans and leases, student loans, auto loans, equipment loans and other. The distribution among these asset types was approximately 73% credit card loans, 11% auto dealer floor plan inventory loans and leases, 7% auto loans, 5% student loans, 2% equipment loans, and 2% of other loans as of September 30, 2011. In comparison, the distribution was approximately 78% credit card loans, 6% auto dealer floor plan inventory loans and leases, 7% auto loans, 7% student loans, 3% equipment loans and less than 1% of home equity lines of credit as of December 31, 2010. Approximately 89% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2011, compared with 90% as of December 31, 2010.

(6)	Consists of municipal securities and equity investments related primarily to CRA activities.

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
RMBS:
Agency(1)	4,519	(23)	385	(2)	4,904	(25)
Non-agency	156	(7)	1,067	(127)	1,223	(134)

Total RMBS	4,675	(30)	1,452	(129)	6,127	(159)
CMBS:
Agency(1)	50	0	0	0	50	0
Non-agency	292	(3)	0	0	292	(3)

Total CMBS	342	(3)	0	0	342	(3)

Total ABS	1,794	(9)	86	(3)	1,880	(12)
Other	86	(1)	62	(2)	148	(3)

Total securities available-for-sale in a gross unrealized loss position	$6,897	$(43)	$1,600	$(134)	$8,497	$(177)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale:
RMBS:
Agency(1)	6,571	(141)	456	(2)	7,027	(143)
Non-agency	45	0	1,566	(127)	1,611	(127)

Total RMBS	6,616	(141)	2,022	(129)	8,638	(270)
CMBS:
Agency(1)	0	0	0	0	0	0
Non-agency	0	0	0	0	0	0

Total CMBS	0	0	0	0	0	0
Total ABS	1,411	(2)	33	(2)	1,444	(4)
Other	300	(1)	80	(6)	380	(7)

Total securities available-for-sale in a gross unrealized loss position	$8,327	$(144)	$2,135	$(137)	$10,462	$(281)

(1)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities of $177 million as of September 30, 2011 relate to approximately 320 individual securities. Our investments in non-agency residential MBS, non-agency commercial MBS and non-agency asset-backed securities accounted for $149 million, or 84%, of total gross unrealized losses as of September 30, 2011. Of the $177 million gross unrealized losses as of September 30, 2011, $134 million related to securities that had been in a loss position for more than 12 months. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available-for-Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2011:

	September 30, 2011
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2,651	$2,661
Due after 1 year through 5 years	6,856	6,909
Due after 5 years through 10 years	1,613	1,646
Due after 10 years(1)	26,681	27,184

Total	$37,801	$38,400

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of September 30, 2011. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	September 30, 2011
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available- for-sale:
U.S. Treasury debt obligations	$0	0%	$125	4.27%	$0	0%	$0	0%	$125	4.27%
U.S. Agency debt obligations(2)	66	4.40	109	4.59	0	0	0	0	175	4.52
RMBS:
Agency(3)	956	4.96	23,368	4.21	1,423	4.23	0	0	25,747	4.24
Non-agency	187	5.07	1,056	5.83	26	5.70	4	6.58	1,273	5.72

Total RMBS	1,143	4.98	24,424	4.29	1,449	4.26	4	6.58	27,020	4.32
CMBS:
Agency(3)	0	0	197	2.63	157	3.13	75	2.25	429	2.74
Non-agency	0	0	134	3.19	264	3.90	0	0	398	3.66

Total CMBS	0	0	331	2.87	421	3.62	75	2.25	827	3.19

Total ABS	2,727	2.17	6,454	1.92	553	3.34	0	0	9,734	2.07
Other(4)	301	2.04	51	4.02	2	4.86	165	1.16	519	2.06

Total securities available for sale	$4,237	2.95%	$31,494	3.78%	$2,425	3.94%	$244	1.70%	$38,400	3.69%

Amortized cost of securities available-for-sale	$4,217		$30,985		$2,407		$192		$37,801

(1)	Yields are calculated based on the amortized cost of the securities.
(2)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Total OTTI losses	$33	$39	$83	$116
Less: Non-credit component of OTTI losses recorded in OCI	(27)	(34)	(68)	(54)

Net OTTI losses recognized in earnings	$6	$5	$15	$62

As indicated in the table above, we recorded credit related losses in earnings totaling $6 million and $5 million for the three months ended September 30, 2011 and 2010, respectively, and $15 million and $62 million for the nine months ended September 30, 2011 and 2010, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $126 million and $105 million as of September 30, 2011 and December 31, 2010, respectively. We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and other borrower characteristics.

We believe the gross unrealized losses related to all other securities of $51 million as of September 30, 2011 are attributable to changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities as of September 30, 2011 is not other-than-temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents activity for the three and nine months ended September 30, 2011 and 2010, related to the credit component of OTTI recognized in earnings on investment debt securities for which a portion of the OTTI loss, the non-credit component, was recorded in AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Beginning balance	$56	$41	$49	$32
Additions for the credit component of OTTI on debt securities for which OTTI losses were not previously recognized	0	3	3	10	(2)
Additions for the credit component of OTTI on debt securities for which OTTI losses were previously recognized	6	2	12	16
Reductions related to debt securities for which the credit component previously recorded in AOCI was recognized in earnings because of our intent to sell the securities and for securities sold during the period(1)	(1)	0	(3)	(12)

Ending balance	$61	$46	$61	$46

(1)

For the three and nine months ended September 30, 2011, there were no OTTI losses recognized in earnings on securities for which no portion of the OTTI losses remained in AOCI. For the nine months ended September 30, 2010, we recognized $36 million, on securities for which no portion of the OTTI losses remained in AOCI.

(2)	Includes $4 million of OTTI losses recognized in earnings in the first quarter of 2010 on negative amortization bonds classified as held to maturity.

AOCI, Net of Taxes, Related to Securities Available for Sale

The table below presents the changes in AOCI, net of taxes, related to our available-for-sale securities. The net unrealized gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax, during the period. The net reclassification adjustment for net realized losses (gains) represents the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of an available-for-sale security or the recognition of an other-than-temporary impairment loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Beginning balance AOCI related to securities available for sale, net of tax(1)	$478	$674	$369	$186
Net unrealized gains (losses), net of tax(2)	41	(77)	150	437
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	(121)	(11)	(121)	(37)

Ending balance AOCI related to securities available for sale, net of tax	$398	$586	$398	$586

(1)

Net of tax benefit (expense) of $(263) million and $(371) million for the three months ended September 30, 2011 and 2010, respectively, and $(203) million and $(102) million for the nine months ended September 30, 2011 and 2010, respectively.

(2)

Net of tax benefit (expense) of $(23) million and $42 million for the three months ended September 30, 2011 and 2010, respectively, and $(83) million and $(241) million for the nine months ended September 30, 2011 and 2010, respectively.

(3)

Net of tax (benefit) expense of $67 million and $6 million for the three months ended September 30, 2011 and 2010, respectively, and $67 million and $20 million for the nine months ended September 30, 2011 and 2010, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings for the three and nine months ended September 30, 2011 and 2010. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of available-for-sale investment securities for the periods presented. We sold approximately $6.4 billion of investment securities, consisting predominantly of agency MBS, during the third quarter of 2011. We recorded a gain of $239 million on the sale of these securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Gross realized investment gains	$239	$27	$253	$135
Gross realized investment losses	0	(1)	(3)	(1)

Net realized gains	$239	$26	$250	$134

Total proceeds from sales	$6,409	$2,417	$8,979	$11,478

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $8.9 billion and $10.0 billion as of September 30, 2011 and December 31, 2010, respectively. We pledged $352 million and $229 million of cash collateral as of September 30, 2011 and December 31, 2010, respectively. The cash collateral related to securities borrowed was $9 million as of September 30, 2011, with the remainder related to derivative counterparties. All of the cash collateral pledged as of December 31, 2010 related to derivative counterparties.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. The table below presents the composition of our held-for-investment loan portfolio, including restricted loans for securitization investors, as of September 30, 2011 and December 31, 2010. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international loans as well as installment loans. Consumer banking loans consist of automobile, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate loans.

(Dollars in millions)	September 30, 2011	December 31, 2010
Credit Card business:
Domestic credit card loans	$51,510	$49,979
International credit card loans	8,210	7,513

Total credit card loans	59,720	57,492

Domestic installment loans	2,310	3,870
International installment loans	0	9

Total installment loans	2,310	3,879

Total credit card	62,030	61,371

Consumer Banking business:
Automobile	20,422	17,867
Home loans	10,916	12,103
Other retail	4,014	4,413

Total consumer banking	35,352	34,383

Commercial Banking business:
Commercial and multifamily real estate(1)	14,389	13,396
Middle market	11,924	10,484
Specialty lending	4,221	4,020

Total commercial lending	30,534	27,900
Small-ticket commercial real estate	1,571	1,842

Total commercial banking	32,105	29,742
Other:
Other loans	465	451

Total loans	$129,952	$125,947

(1)	Includes construction loans and land development loans totaling $2.2 billion as of September 30, 2011 and $2.4 billion as of December 31, 2010.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We do not report loans held for sale as nonperforming. Our policies for classifying loans as nonperforming, by loan category, are as follows:

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

•	Commercial banking loans: We classify commercial loans as nonperforming when we determine that the collectability of interest or principal on the loan is not reasonably assured.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of September 30, 2011 and December 31, 2010.

Loans 90 days or more past due totaled approximately $2.0 billion and $2.2 billion as of September 30, 2011 and December 31, 2010, respectively. Loans classified as nonperforming totaled $1.2 billion as of both September 30, 2011 and December 31, 2010.

	September 30, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic credit card and installment loans	$51,858	$612	$435	$915	$1,962	$0	$53,820	$915	$0
International credit card and installment loans	7,771	141	104	194	439	0	8,210	194	0

Total credit card	59,629	753	539	1,109	2,401	0	62,030	1,109	0

Consumer Banking:
Auto	18,979	919	376	92	1,387	56	20,422	0	92
Home loans	6,137	75	41	381	497	4,282	10,916	0	495
Retail banking	3,884	29	13	43	85	45	4,014	2	79

Total consumer banking	29,000	1,023	430	516	1,969	4,383	35,352	2	666

Commercial Banking:
Commercial and multifamily real estate	13,895	46	68	219	333	161	14,389	32	287
Middle market	11,518	8	1	67	76	330	11,924	5	116
Specialty lending	4,180	17	6	18	41	0	4,221	3	35

Total commercial lending	29,593	71	75	304	450	491	30,534	40	438
Small-ticket commercial real estate	1,508	39	6	18	63	0	1,571	0	21

Total commercial banking	31,101	110	81	322	513	491	32,105	40	459

Other:
Other loans	402	18	5	40	63	0	465	0	47

Total	$120,132	$1,904	$1,055	$1,987	$4,946	$4,874	$129,952	$1,151	$1,172

% of Total loans	92.4%	1.5%	0.8%	1.5%	3.8%	3.8%	100.0%	0.9%	0.9%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2010
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic credit card and installment loans	$51,649	$558	$466	$1,176	$2,200	$0	$53,849	$1,176	$0
International credit card and installment loans	7,090	132	97	203	432	0	7,522	203	0

Total credit card	58,739	690	563	1,379	2,632	0	61,371	1,379	0

Consumer Banking:
Auto	16,414	952	402	99	1,453	0	17,867	0	99
Home loans	6,707	65	44	395	504	4,892	12,103	0	486
Retail banking	4,218	31	22	40	93	102	4,413	5	91

Total consumer banking	27,339	1,048	468	534	2,050	4,994	34,383	5	676

Commercial Banking:
Commercial and multifamily real estate	12,816	118	31	153	302	278	13,396	14	276
Middle market	10,113	34	5	50	89	282	10,484	0	133
Specialty lending	3,962	25	7	26	58	0	4,020	0	48

Total commercial lending	26,891	177	43	229	449	560	27,900	14	457
Small-ticket commercial real estate	1,711	74	24	33	131	0	1,842	0	38

Total commercial banking	28,602	251	67	262	580	560	29,742	14	495

Other:
Other loans	382	19	5	45	69	0	451	0	54

Total	$115,062	$2,008	$1,103	$2,220	$5,331	$5,554	$125,947	$1,398	$1,225

% of Total loans	91.4%	1.6%	0.9%	1.7%	4.2%	4.4%	100.0%	1.1%	1.0%

(1)	Purchased credit-impaired loans are excluded from loans reported as 90 days or more past due and still accruing interest and nonperforming loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We, therefore, generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of September 30, 2011 and December 31, 2010. We also present comparative net charge-offs for the three and nine months ended September 30, 2011 and 2010.

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic card and installment loans:
California	$6,128	9.9%	$6,242	10.2%
Texas	3,572	5.7	3,633	5.9
New York	3,658	5.9	3,599	5.8
Florida	3,201	5.2	3,298	5.4
Illinois	2,524	4.1	2,403	3.9
Pennsylvania	2,422	3.9	2,389	3.9
Ohio	2,168	3.5	2,109	3.4
New Jersey	2,045	3.3	1,971	3.2
Michigan	1,754	2.8	1,716	2.8
Other	26,348	42.5	26,489	43.2

Total domestic card and installment loans	53,820	86.8%	53,849	87.7%

International card and installment loans:
United Kingdom	3,879	6.2	4,102	6.7
Canada	4,331	7.0	3,420	5.6

Total international card and installment loans	8,210	13.2	7,522	12.3%

Total credit card	$62,030	100.0%	$61,371	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,401	3.87%	$2,632	4.29%
90+ day delinquencies(2)	1,109	1.79	1,379	2.25

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic	$527	3.92%	$1,112	8.23%	$1,969	4.94%	$3,940	9.43%
International	134	6.15	139	7.60	414	6.31	468	8.28

Total(3)	$661	4.23%	$1,251	8.16%	$2,383	5.13%	$4,408	9.30%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card and installment loans as of the end of the reported period.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)

Delinquency rates calculated by dividing delinquent credit card and installment loans by the total balance of credit card and installment loans held for investment as of the end of the reported period. The balance of credit card loans includes accrued finance charges and fees, net of the estimated uncollectible finance charge and fee reserve.

(3)	Calculated by dividing annualized net charge-offs by average credit card loans held for investment during the three and nine months ended September 30, 2011 and 2010.

The 30+ day delinquency rate for our credit card loan portfolio decreased to 3.87% as of September 30, 2011, from 4.29% as of December 31, 2010, reflecting strong underlying credit improvement trends. The September 30, 2011 30+ day delinquency rate for Domestic Card reflects the impact of a revision we made in the third quarter of 2011 in the way we estimate recoveries in determining the uncollectible amount of finance charges and fees, which resulted in an increase of 11 basis points as of September 30, 2011. For International Card, the change did not have a significant impact on the 30+ day delinquency rate as of September 30, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans acquired from Chevy Chase Bank. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding PCI loans as of September 30, 2011 and December 31, 2010, and net charge-offs for the three and nine months ended September 30, 2011 and 2010.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	September 30, 2011
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,727	10.6%	$0	0.0%	$3,727	10.6%
California	1,620	4.6	0	0.0	1,620	4.6
Louisiana	1,380	3.9	0	0.0	1,380	3.9
Florida	1,118	3.2	0	0.0	1,118	3.2
Georgia	1,066	3.0	0	0.0	1,066	3.0
New York	929	2.6	0	0.0	929	2.6
Illinois	925	2.6	0	0.0	925	2.6
Other	9,601	27.1	56	0.2	9,657	27.3

Total auto	$20,366	57.6%	$56	0.2%	$20,422	57.8%

Home loans:
New York	$1,799	5.1%	$279	0.8%	$2,078	5.9%
California	822	2.3	1,283	3.6	2,105	5.9
Louisiana	1,711	4.8	2	0.0	1,713	4.8
Maryland	275	0.8	570	1.6	845	2.4
Virginia	191	0.5	551	1.6	742	2.1
New Jersey	354	1.0	261	0.7	615	1.7
Other	1,482	4.3	1,336	3.7	2,818	8.0

Total home loans	$6,634	18.8%	$4,282	12.0%	$10,916	30.8%

Retail banking:
Louisiana	$1,583	4.5%	$0	0.0%	$1,583	4.5%
Texas	965	2.7	0	0.0	965	2.7
New York	897	2.5	0	0.0	897	2.5
New Jersey	298	0.8	0	0.0	298	0.8
Maryland	57	0.2	23	0.1	80	0.3
Virginia	39	0.1	14	0.1	53	0.2
Other	130	0.4	8	0.0	138	0.4

Total retail banking	$3,969	11.2%	$45	0.2%	$4,014	11.4%

Total consumer banking	$30,969	87.6%	$4,383	12.4%	$35,352	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,387	6.79%	$497	4.55%	$85	2.12%	$1,969	5.57%
90+ day delinquencies	92	0.45	381	3.49	43	1.07	516	1.46
Nonperforming loans	92	0.45	495	4.54	79	1.97	666	1.88

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,161	9.2%	$0	0.0%	$3,161	9.2%
California	1,412	4.1	0	0.0	1,412	4.1
Louisiana	1,334	3.9	0	0.0	1,334	3.9
Florida	954	2.8	0	0.0	954	2.8
Georgia	908	2.6	0	0.0	908	2.6
New York	894	2.6	0	0.0	894	2.6
Illinois	843	2.5	0	0.0	843	2.5
Other	8,361	24.3	0	0.0	8,361	24.3

Total auto	$17,867	52.0%	$0	0.0%	$17,867	52.0%

Home loan:
New York	$2,069	6.0%	$311	0.9%	$2,380	6.9%
California	959	2.8	1,380	4.0	2,339	6.8
Louisiana	1,776	5.2	2	0.0	1,778	5.2
Maryland	281	0.8	605	1.8	886	2.6
Virginia	200	0.6	591	1.7	791	2.3
New Jersey	423	1.2	278	0.8	701	2.0
Other	1,503	4.4	1,725	5.0	3,228	9.4

Total home loans	$7,211	21.0%	$4,892	14.2%	$12,103	35.2%

Retail banking:
Louisiana	$1,754	5.1%	$0	0.0%	$1,754	5.1%
Texas	1,125	3.3	0	0.0	1,125	3.3
New York	909	2.6	0	0.0	909	2.6
New Jersey	357	1.0	0	0.0	357	1.0
Maryland	58	0.2	31	0.1	89	0.3
Virginia	35	0.1	17	0.1	52	0.2
Other	73	0.2	54	0.1	127	0.3

Total retail banking	$4,311	12.5%	$102	0.3%	$4,413	12.8%

Total consumer banking	$29,389	85.5%	$4,994	14.5%	$34,383	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2010
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,453	8.13%	$504	4.16%	$93	2.11%	$2,050	5.96%
90+ day delinquencies	99	0.55	395	3.27	40	0.91	534	1.54
Nonperforming loans	99	0.55	486	4.01	91	2.07	676	1.97

	Three Months Ended September 30, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$83	1.69%	$15	0.53%	$17	1.67%	$115	1.32%

	Three Months Ended September 30, 2010
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$118	2.71%	$13	0.41%	$26	2.20%	$157	1.79%

	Nine Months Ended September 30, 2011
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$224	1.58%	$53	0.61%	$59	1.91%	$336	1.30%

	Nine Months Ended September 30, 2010
	Auto		Home Loans		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$340	2.59%	$65	0.62%	$78	2.14%	$483	1.77%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing annualized net charge-offs by average loans held for investment for the three and nine months ended September 30, 2011 and 2010.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loans portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loans portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

in unemployment. These loan concentrations include loans originated during 2008, 2007 and 2006 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loans portfolio as of September 30, 2011 and December 31, 2010 based on selected key risk characteristics.

Home Loans: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	September 30, 2011
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,294	39.3%	$1,592	14.6%	$5,886	53.9%
2006	753	6.9	981	9.0	1,734	15.9
2007	565	5.2	1,324	12.1	1,889	17.3
2008	273	2.5	310	2.8	583	5.3
2009	237	2.2	21	0.2	258	2.4
2010	295	2.7	45	0.4	340	3.1
2011	217	2.0	9	0.1	226	2.1

Total	$6,634	60.8%	$4,282	39.2%	$10,916	100.0%

Geographic concentration:(2)
New York	$1,799	16.5%	$279	2.6%	$2,078	19.1%
California	822	7.5	1,283	11.8	2,105	19.3
Louisiana	1,711	15.7	2	0.0	1,713	15.7
Maryland	275	2.5	570	5.2	845	7.7
Virginia	191	1.8	551	5.0	742	6.8
New Jersey	354	3.2	261	2.4	615	5.6
Texas	478	4.4	30	0.3	508	4.7
Florida	123	1.1	261	2.4	384	3.5
District of Columbia	63	0.6	145	1.3	208	1.9
Washington	63	0.6	101	0.9	164	1.5
Connecticut	85	0.8	78	0.7	163	1.5
Other	670	6.1	721	6.6	1,391	12.7

Total	$6,634	60.8%	$4,282	39.2%	$10,916	100.0%

Lien type:
1st lien	$5,495	50.3%	$3,789	34.7%	$9,284	85.0%
2nd lien	1,139	10.5	493	4.5	1,632	15.0

Total	$6,634	60.8%	$4,282	39.2%	$10,916	100.0%

Interest rate type:
Fixed rate	$2,856	26.2%	$91	0.8%	$2,947	27.0%
Adjustable rate	3,778	34.6	4,191	38.4	7,969	73.0

Total	$6,634	60.8%	$4,282	39.2%	$10,916	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,801	39.7%	$1,852	15.3%	$6,653	55.0%
2006	848	7.0	1,133	9.3	1,981	16.3
2007	609	5.0	1,527	12.6	2,136	17.6
2008	305	2.5	371	3.1	676	5.6
2009	288	2.4	9	0.1	297	2.5
2010	360	3.0	0	0.0	360	3.0

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Geographic concentration:(2)
New York	$2,069	17.1%	$311	2.6%	$2,380	19.7%
California	959	7.9	1,380	11.4	2,339	19.3
Louisiana	1,776	14.7	2	0.0	1,778	14.7
Maryland	281	2.3	605	5.0	886	7.3
Virginia	200	1.7	591	4.9	791	6.6
New Jersey	423	3.5	278	2.3	701	5.8
Texas	491	4.1	32	0.3	523	4.4
Florida	139	1.1	290	2.4	429	3.5
District of Columbia	77	0.6	149	1.2	226	1.8
Connecticut	110	0.9	85	0.7	195	1.6
Other	686	5.7	1,169	9.6	1,855	15.3

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Lien type:
1st lien	$6,015	49.7%	$4,303	35.5%	$10,318	85.2%
2nd lien	1,196	9.9	589	4.9	1,785	14.8

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Interest rate type:
Fixed rate	$3,548	29.3%	$182	1.5%	$3,730	30.8%
Adjustable rate	3,663	30.3	4,710	38.9	8,373	69.2

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

(1)	Percentages within each risk category calculated based on total held for investment home loans.
(2)	Represents the top ten states in which we have the highest concentration of home loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of September 30, 2011 and December 31, 2010.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	September 30, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$11,450	79.6%	$3,565	29.9%	$1,590	37.7%	$974	62.0%	$17,579	54.8%
Mid-Atlantic	913	6.4	544	4.5	191	4.5	62	3.9	1,710	5.3
South	1,531	10.6	6,876	57.7	756	17.9	95	6.1	9,258	28.8
Other	334	2.3	609	5.1	1,684	39.9	440	28.0	3,067	9.6

Total non-PCI loans	14,228	98.9	11,594	97.2	4,221	100.0	1,571	100.0	31,614	98.5
PCI loans	161	1.1	330	2.8	0	0.0	0	0.0	491	1.5

Total	$14,389	100.0%	$11,924	100. %	$4,221	100. %	$1,571	100. %	$32,105	100.0%

Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$12,842	89.3%	$10,893	91.3%	$4,132	97.9%	$1,507	96.0%	$29,374	91.6%
Criticized performing	1,100	7.6	584	4.9	54	1.3	43	2.7	1,781	5.5
Criticized nonperforming	286	2.0	117	1.0	35	0.8	21	1.3	459	1.4

Total non-PCI loans	14,228	98.9	11,594	97.2	4,221	100.0	1,571	100.0	31,614	98.5

PCI loans:
Noncriticized	$126	0.9%	$317	2.7%	$0	0.0%	$0	0.0%	$443	1.4%
Criticized performing	35	0.2	13	0.1	0	0.0	0	0.0	48	0.1

Total PCI loans	161	1.1	330	2.8	0	0.0	0	0.0	491	1.5

Total	$14,389	100.0%	$11,924	100.0%	$4,221	100.0%	$1,571	100.0%	$32,105	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2010
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$10,849	81.0%	$3,240	30.9%	$1,548	38.5%	$1,137	61.7%	$16,774	56.4%
Mid-Atlantic	720	5.4	960	9.2	185	4.6	71	3.9	1,936	6.5
South	1,315	9.8	5,191	49.5	733	18.2	119	6.5	7,358	24.7
Other	234	1.8	811	7.7	1,554	38.7	515	27.9	3,114	10.5

Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1
PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9

Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%

Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$11,611	86.7%	$9,445	90.1%	$3,897	96.9%	$1,710	92.8%	$26,663	89.6%
Criticized performing	1,231	9.2	624	6.0	75	1.9	95	5.2	2,025	6.8
Criticized nonperforming	276	2.1	133	1.2	48	1.2	37	2.0	494	1.7

Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1

PCI loans:
Noncriticized	$186	1.3%	$235	2.3%	$0	0.0%	$0	0.0%	$421	1.4%
Criticized performing	92	0.7	47	0.4	0	0.0	0	0.0	139	0.5

Total PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9

Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%

(1)	Amounts based on total loans as of September 30, 2011 and December 31, 2010.
(2)	Percentages calculated based on total held for investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention”, “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information about our impaired loans, excluding purchased credit-impaired loans, which are reported separately and discussed below:

	September 30, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic card and installment loans	$728	$0	$728	$263	$465	$710	$743	$57
International card and installment loans	187	0	187	102	85	176	147	5

Total credit card and installment loans(1)	915	0	915	365	550	886	890	62

Consumer banking:
Auto	44	0	44	6	38	44	17	2
Home loans	101	0	101	10	91	101	73	3
Retail banking	56	19	75	10	65	81	46	1

Total consumer banking	201	19	220	26	194	226	136	6

Commercial banking:
Commercial and multifamily real estate	262	206	468	60	408	540	405	6
Middle market	73	98	171	9	162	200	131	1
Specialty lending	10	9	19	3	16	25	20	0

Total commercial lending	345	313	658	72	586	765	556	7

Small-ticket commercial real estate	13	12	25	1	24	35	94	0

Total commercial banking	358	325	683	73	610	800	650	7

Other:
Other loans	0	1	1	0	1	1	1	0

Total	$1,474	$345	$1,819	$464	$1,355	$1,913	$1,677	$75

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2010
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic card and installment loans	$753	$0	$753	$253	$500	$739	$644	$76
International card and installment loans	160	0	160	133	27	154	128	0

Total credit card and installment loans(1)	913	0	913	386	527	893	772	76

Consumer banking:
Auto	0	0	0	0	0	0	0	0
Home loans	57	0	57	1	56	57	28	1
Retail banking	23	17	40	1	39	51	46	1

Total consumer banking	80	17	97	2	95	108	74	2

Commercial banking:
Commercial and multifamily real estate	40	283	323	6	317	436	385	4
Middle market	25	95	120	7	113	156	109	1
Specialty lending	1	20	21	0	21	22	35	0

Total commercial lending	66	398	464	13	451	614	529	5

Small-ticket commercial real estate	16	20	36	2	34	73	41	1

Total commercial banking	82	418	500	15	485	687	570	6

Other:
Other loans	0	0	0	0	0	0	0	0

Total	$1,075	$435	$1,510	$403	$1,107	$1,688	$1,416	$84

(1)	Credit Card and Installment loans include finance charges and fees.

TDR loans accounted for $1.5 billion and $1.1 billion of impaired loans as of September 30, 2011 and December 31, 2010, respectively. Consumer TDR loans classified as performing totaled $1.1 billion and $983 million, respectively, as of September 30, 2011 and December 31, 2010. Commercial TDR loans classified as performing totaled $379 million, and $162 million, respectively, as of September 30, 2011 and December 31.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

	Total Loans Modified(1)	Three Months Ended September 30, 2011
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic	$79	100%	10.39%	0%	0	0%	$0
International	67	100	22.01	0	0	0	0

Total credit card	146	100	15.72	0	0	0	0

Consumer banking:
Auto	21	66	1.39	100	10	0	0
Home loans	19	45	2.01	63	115	13	0
Retail banking	21	9	1.51	80	15	0	0

Total consumer banking	61	39	1.63	82	44	4	0

Commercial banking:
Commercial and multifamily real estate	37	46	1.03	100	13	29	3
Middle market	54	13	0.43	72	15	2	0
Specialty lending	2	48	1.19	98	38	38	1

Total commercial lending	93	27	0.69	83	15	14	4

Small-ticket commercial real estate	0	0	0.00	100	3	0	0

Total commercial banking	93	27	0.69	84	15	13	4

Total	300	65%	9.89%	43%	27	5%	$4

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Total Loans Modified (1)	Nine Months Ended September 30, 2011
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)	Average Rate Reduction(3)	% of TDR Activity(4)	Average Term Extension (Months)(5)	% of TDR Activity(6)	Gross Balance Reduction(7)
Credit card:
Domestic	$249	100%	10.51%	0%	0	0%	$0
International	194	100	22.84	0	0	0	0

Total credit card	443	100	15.93	0	0	0	0

Consumer banking:
Auto	53	61	1.39	100	9	0	0
Home loans	49	48	2.10	76	88	8	0
Retail banking	58	8	0.83	81	19	0	0

Total consumer banking	160	38	1.42	86	37	2	0

Commercial banking:
Commercial and multifamily real estate	161	37	2.79	96	13	7	3
Middle market	95	19	0.83	72	15	1	0
Specialty lending	10	29	0.60	83	36	8	1

Total commercial lending	266	31	2.01	87	15	5	4

Small-ticket commercial real estate	4	0	0.00	100	3	0	0

Total commercial banking	270	30	2.01	87	15	5	4

Total	$873	67%	9.95%	43%	23	2%	$4

(1)

Represents total loans modified and accounted for as a TDR during the period. Paydowns, charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.

(2)	Percentage of loans modified and accounted for as a TDR during the period that were granted a reduced interest rate.
(3)	Weighted average interest rate reduction for those loans that received an interest rate concession.
(4)	Percentage of loans modified and accounted for as a TDR during the period that were granted a maturity date extension.
(5)	Weighted average change in maturity date for those loans that received a maturity date extension.
(6)	Percentage of loans modified and accounted for as a TDR during the period that were granted forgiveness or forbearance of a portion of their balance.
(7)	Total amount of forgiven or forborne balances.
(8)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

TDR — Subsequent Payment Defaults of Completed TDR Modifications

The following table represents the type, number and amount of loans accounted for as TDRs that experienced a payment default during the period and had completed a modification event in the twelve months prior to the payment default. A payment default occurs if the loan is either 90 days or more delinquent or the loan has been charged-off as of the end of the period presented.

	September 30, 2011
	Three Months Ended		Nine Months Ended
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic	8,721	$22	25,235	$71
International(1)	11,733	44	34,330	137

Total Credit Card	20,454	66	59,565	208

Consumer banking:
Auto	110	1	130	2
Home Loans	27	2	60	7
Retail banking	63	2	188	4

Total consumer banking	200	5	378	13

Commercial banking:
Commercial and multifamily real estate	9	12	13	35
Middle market	0	0	3	3
Specialty Lending	5	2	6	2

Total commercial lending	14	14	22	40

Small-ticket commercial real estate	1	1	1	0

Total commercial banking	15	15	23	40

Other:
Other Loans	0	0	0	0

Total	20,669	$86	59,966	$261

(1)

The regulatory regime in the United Kingdom (“U.K.”) requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	At Acquisition on February 27, 2009
(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans
Contractually outstanding principal and interest at acquisition	$15,387	$12,039	$3,348
Less: Nonaccretable difference (expected principal losses of $2,207 and foregone interest of $1,820)(1)	(4,027)	(3,851)	(176)

Cash flows expected to be collected at acquisition(2)	11,360	8,188	3,172
Less: Accretable yield	(2,360)	(1,861)	(499)

Fair value of loans acquired(3)	$9,000	$6,327	$2,673

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

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual principal balance and the carrying value of the Chevy Chase Bank acquired loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans
Contractual balance	$6,024	$4,789	$1,235	$7,054	$5,546	$1,508

Carrying value(1)	4,852	3,733	1,119	5,554	4,165	1,389

(1)	Includes $22 million and $33 million of cumulative impairment recognized as of September 30, 2011 and December 31, 2010, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses We recorded impairment related to certain pool of loans of $9 million in the third quarter of 2011 compared to a reduction in the allowance related to these pools of $1 million in the third quarter of 2010. We reduced the allowance related to this pool of loans by $11 million and $4 million for the nine months ended September 30, 2011 and 2010, respectively. The cumulative impairment recognized on PCI loans totaled $22 million as of September 30, 2011 and $33 million as of December 31, 2010.

The following table presents changes in the accretable yield related to the acquired Chevy Chase Bank loans:

(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2009	$2,067	$1,742	$325
Accretion recognized in earnings	(405)	(299)	(106)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows	350	311	39

Accretable yield as of December 31, 2010	$2,012	$1,754	$258

Accretion recognized in earnings	(335)	(285)	(50)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	233	227	6
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	(68)	(57)	(11)

Accretable yield as of September 30, 2011	$1,842	$1,639	$203

(1)	Represents increases in accretable yields for those pools with increases primarily the result of improved credit performance.
(2)	Represents changes in accretable yields for those pools with reductions driven primarily by changes in prepayment levels.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $206.3 billion and $161.5 billion as of September 30, 2011 and December 31, 2010, respectively. While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

purposes on our commercial loans. Outstanding unfunded commitments to extend credit other than credit card lines totaled approximately $14.9 billion and $13.2 billion as of September 30, 2011 and December 31, 2010, respectively. These commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities, which is included in Other liabilities on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $53 million and $107 million as of September 30, 2011 and December 31, 2010, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs. The provision for loan and lease losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, and our unfunded lending commitment reserve during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011
		Consumer							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance
Balance as of June 30, 2011	$3,093	$322	$90	$186	$598	$730	$67	$4,488	$64	$4,552
Provision for loan and lease losses(2)	512	119	18	0	137	(1)	(15)	633	(11)	622
Charge-offs(2)	(967)	(129)	(20)	(23)	(172)	(35)	(9)	(1,183)	0	(1,183)
Recoveries	306	46	5	6	57	6	2	371	0	371

Net charge-offs	(661)	(83)	(15)	(17)	(115)	(29)	(7)	(812)	0	(812)
Other changes(3)	(29)	0	0	0	0	0	0	(29)	0	(29)

Balance as of September 30, 2011(2)	$2,915	$358	$93	$169	$620	$700	$45	$4,280	$53	$4,333

	Nine Months Ended September 30, 2011
		Consumer							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$826	$86	$5,628	$107	$5,735
Provision for loan and lease losses(2)	1,270	229	34	18	281	0	2	1,553	(54)	1,499
Charge-offs(2)	(3,362)	(372)	(74)	(78)	(524)	(152)	(47)	(4,085)	0	(4,085)
Recoveries	979	148	21	19	188	26	4	1,197	0	1,197

Net charge-offs	(2,383)	(224)	(53)	(59)	(336)	(126)	(43)	(2,888)	0	(2,888)
Other changes(3)	(13)	0	0	0	0	0	0	(13)	0	(13)

Balance as of September 30, 2011(2)	$2,915	$358	$93	$169	$620	$700	$45	$4,280	$53	$4,333

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $236 million for the first nine months of 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $39 million and $80 million in the third quarter and first nine months of 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $156 million as of September 30, 2011.

(3)	Includes foreign exchange translation adjustments of $29 million and $13 million for the three and nine months ended September 30, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated for impairment	$2,550	$352	$64	$158	$574	$625	$45	$3,794
Individually evaluated for impairment	365	6	10	10	26	73	0	464
Purchased credit-impaired loans	0	0	19	1	20	2	0	22

Total allowance for loan and lease losses	$2,915	$358	$93	$169	$620	$700	$45	$4,280

Held for investment loans by impairment methodology:
Collectively evaluated for impairment	$61,115	$20,322	$6,533	$3,894	$30,749	$30,932	$464	$123,260
Individually evaluated for impairment	915	44	101	75	220	682	1	1,818
Purchased credit-impaired loans	0	56	4,282	45	4,383	491	0	4,874

Total held for investment loans	$62,030	$20,422	$10,916	$4,014	$35,352	$32,105	$465	$129,952

Allowance as a percentage of period end held for investment loans	4.70%	1.75%	0.85%	4.21%	1.75%	2.18%	9.68%	3.29%

	December 31, 2010
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated for impairment	$3,655	$353	$81	$209	$643	$808	$86	$5,192
Individually evaluated for impairment	386	0	1	1	2	15	0	403
Purchased credit-impaired loans	0	0	30	0	30	3	0	33

Total allowance for loan and lease losses	$4,041	$353	$112	$210	$675	$826	$86	$5,628

Held for investment loans by impairment methodology:
Collectively evaluated for impairment	$60,458	$17,867	$7,154	$4,271	$29,292	$28,682	$451	$118,883
Individually evaluated for impairment	913	0	57	40	97	500	0	1,510
Purchased credit impaired loans	0	0	4,892	102	4,994	560	0	5,554

Total held for investment loans	$61,371	$17,867	$12,103	$4,413	$34,383	$29,742	$451	$125,947

Allowance as a percentage of period end held for investment loans	6.58%	1.98%	0.93%	4.76%	1.96%	2.78%	19.07%	4.47%

NOTE 7—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

In the normal course of business, we enter into various types of transactions with entities that are considered to be variable interest entities (“VIEs”). Historically, our primary involvement with VIEs related to our securitization transactions in which we transferred assets from our balance sheet to securitization trusts. These

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of September 30, 2011 and December 31, 2010. We separately present information for consolidated and unconsolidated VIEs.

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

	September 30, 2011
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$47,808	$17,942	$0		$0		$0
Auto loan securitizations(4)	119	99	0		0		0
Mortgage loan securitizations	0	0	154	(1)	32	(2)	267
Other asset securitizations(4)	37	37	0		0		0

Total securitization related VIEs	47,964	18,078	154		32		267

Other VIEs:
Affordable housing entities	0	0	1,902		259		1,902
Entities that provide capital to low-income and rural communities	251	0	6		3		6
Other	1	0	146		0		146

Total Other VIEs	252	0	2,054		262		2,054

Total VIEs	$48,216	$18,078	$2,208		$294		$2,321

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2010
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$53,694	$25,622	$0		$0		$0
Auto loan securitizations(4)	1,784	1,518	0		0		0
Mortgage loan securitizations	0	0	174	(1)	37	(2)	297
Other asset securitizations(4)	198	64	0		0		0

Total securitization related VIEs	55,676	27,204	174		37		297

Other VIEs:
Affordable housing entities	0	0	1,681		304		1,681
Entities that provide capital to low-income and rural communities	230	0	6		3		6
Other	0	0	174		0		174

Total Other VIEs	230	0	1,861		307		1,861

Total VIEs	$55,906	$27,204	$2,035		$344		$2,158

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

(4)	Represents the gross assets and liabilities owned by the VIE which included seller’s interest and retained and repurchased noted held by other related parties.

Securitization-Related VIEs

We historically have securitized credit card loans, auto loans, home loans and installment loans. In a securitization transaction, assets from our balance sheet are transferred to a trust, which typically meets the definition of a VIE. The trust then issues various forms of interests in those assets to investors. We typically receive cash proceeds and/or other interests in the securitization trust for the assets we transfer. If the transfer of the assets to an unconsolidated securitization trust qualifies as a sale, we remove the assets from our consolidated balance sheet and recognize a gain or loss on the transfer. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing or the transfer of assets is to a consolidated VIE, the assets remain on our consolidated financial statements and we record an offsetting liability for the proceeds received. We did not execute any new securitizations during the third quarter of 2011; however, we have continuing involvement in the securitization trusts.

Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We also may be required to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

servicing such receivables. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 15—Commitments, Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

The table below presents the securitization-related VIEs in which we had continuing involvement as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
Securities held by third-party investors	$17,001	$94	$25	$3,233		$221		$1,281
Receivables in the trust	46,844	98	37	3,342		221		1,287
Cash balance of spread or reserve accounts	17	12	0	8		0		175
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

	December 31, 2010
	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
Securities held by third-party investors	$25,415	$1,453	$48	$3,690		$284		$1,386
Receivables in the trust	52,355	1,528	191	3,813		284		1,393
Cash balance of spread or reserve accounts	77	147	0	8		0		183
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of September 30, 2011 and December 31, 2010, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations” of our 2010 Form 10-K.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM loans by transferring the mortgage loans to securitization trusts that issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage securitization trusts was $3.2 billion as of September 30, 2011 and $3.7 billion as of December 31, 2010.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, certain of which we sold during the first quarter of 2010. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions, which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. We do not consolidate these trusts because we do not have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts.

In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are classified as trading securities. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 10—Derivative Instruments and Hedging Activities” for further details on these derivatives.

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $27 million in advances as of September 30, 2011, all of which was expensed as funded. Our unfunded commitment related to these residual interests was $11 million as of September 30, 2011. We have not consolidated these trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $175 million and $183 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of the expected residual balances on the funded letters of credit was $36 million and $35 million as of September 30, 2011 and December 31, 2010, respectively, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $24 million and $27 million as of September 30, 2011 and December 31, 2010, respectively. The value of our obligations under these swaps, which is included in other liabilities on our consolidated balance sheets, was $15 million as of September 30, 2011 and $18 million as of December 31, 2010.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.3 billion and $1.4 billion as of September 30, 2011 and December 31, 2010, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

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

The following table provides details of accounts receivable from securitizations as of September 30, 2011 and December 31, 2010:

(Dollars in millions)	September 30, 2011	December 31, 2010
Interest-only strip classified as trading	$64	$75
Retained interests classified as trading:
Retained notes	29	34
Cash collateral	8	8
Investor accrued interest receivable	0	0

Total retained interests classified as trading	37	42
Other retained interests	0	3

Total accounts receivable from securitizations	$101	$120

We may retain tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches are classified as available-for-sale securities, and changes in the estimated fair value are recorded in other comprehensive income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The components of the net gains (losses) recognized as a result of changes in the fair value of retained interests are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010(1)	2011	2010(1)
Interest only strip valuation changes	$(4)	$6	$(11)	(19)
Fair value adjustments related to spread accounts	13	0	38	6
Fair value adjustments related to retained subordinated notes	0	(11)	1	(16)

Total income statement impact	$9	(5)	$28	(29)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For the periods ending September 30, 2011 and December 31, 2010, the assumptions and sensitivities shown below included all off-balance sheet securitizations:

(Dollars in millions)	September 30, 2011	December 31, 2010
Interest-only strip and retained interests	$118 (1)	$136 (1)
Weighted average life for receivables (months)	66	60
Principal repayment rate (weighted average rate)	13.8 - 17.1%	16.3 – 18.1%
Impact on fair value of 10% adverse change	$9	$2
Impact on fair value of 20% adverse change	(5)	(6)
Discount rate (weighted average rate)	25.0 - 42.2%	25.2 – 42.2%
Impact on fair value of 10% adverse change	$(7)	$(7)
Impact on fair value of 20% adverse change	(13)	(14)

(1)	Does not include liquidity swap related to the negative amortization bonds of $17 million as of September 30, 2011 and $19 million at December 31, 2010.

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

We act as a servicing agent and receive contractual servicing fees of between 0.375% and 1% of the investor principal outstanding, based upon the type of assets serviced. For off-balance sheet securitizations, we generally did not record material servicing assets or liabilities for these rights since the contractual servicing fee approximates market rates.

Cash Flows Related to the Unconsolidated Securitizations

The following provides the details of the cash flows related to securitization transactions that qualified as off-balance sheet for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Servicing fees received	$7	8	22	$25
Cash flows received on retained interests(1)	11	43	36	137

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program.

Supplemental Loan Information

The table below displays the unpaid principal balance of off-balance sheet single-family residential loans we serviced as of September 30, 2011 and December 31, 2010. We also display the unpaid principal balance of loans past due 90 days or more as of September 30, 2011 and December 31, 2010. Net credit losses associated with these loans totaled $31 million and $120 million for the nine months ended September 30, 2011 and 2010, respectively, and $136 million for the year ended December 31, 2010.

(Dollars in millions)	September 30, 2011	December 31, 2010
Total principal amount of loans	$1,263	$1,396
Principal amount of loans past due 90 days or more	$234	$257

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. Our interests consisted of assets of approximately $1.9 billion and $1.7 billion as of September 30, 2011 and December 31, 2010, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and is $1.9 billion as of September 30, 2011. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated VIE investment funds were approximately $7.8 billion and $7.5 billion as of September 30, 2011 and December 31, 2010, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Investments of the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs that we consolidated totaled approximately $251 million and $230 million as of September 30, 2011 and December 31, 2010, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate totaled approximately $6 million as of both September 30, 2011 and December 31, 2010. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of September 30, 2011. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We have a variable interest in Capital One Financial Advisors, LLC which we consolidate as we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIEs that we consolidated totaled approximately $1 million and $0 million as of September 30, 2011 and December 31, 2010, respectively. The assets are consolidated in our balance sheet in cash and other assets.

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $324 million and $395 million as of September 30, 2011 and December 31, 2010, respectively. We were not required to consolidate the trust because we

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $146 million and $174 million as of September 30, 2011 and December 31, 2010, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $146 million as of September 30, 2011. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the components of goodwill and other intangible assets, including mortgage servicing rights, as of September 30, 2011 and December 31, 2010:

(Dollars in millions)	September 30, 2011	December 31, 2010
Goodwill	$13,593	$13,591
Other intangible assets:
Core deposit intangibles	520	650
Contract intangible(1)	53	0
Purchased credit card relationship intangibles(2)	56	42
Lease intangibles	22	26
Trust intangibles	5	6
Other intangibles	4	9

Total other intangible assets	660	733

Total goodwill and other intangible assets	$14,253	$14,324

Mortgage servicing rights	$94	$141

(1)	Relates to the acquisition of the HBC portfolio in the first quarter of 2011.
(2)

Relates to the acquisitions of the Kohl’s private-label credit card portfolio in the second quarter of 2011, the existing HBC credit card portfolio in the first quarter of 2011 and the Sony Card portfolio in the third quarter of 2010.

Goodwill

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Card, International Card, Auto Finance, other Consumer Banking and Commercial Banking. As of September 30, 2011 and December 31, 2010, goodwill of $13.6 billion was included in the accompanying consolidated balance sheets. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the three and nine months ended September 30, 2011.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents a summary of changes in goodwill, by segment, for the nine months ended September 30, 2011:

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Balance as of December 31, 2010	$4,690	$4,583	$4,318	$13,591
Acquisitions	3	0	0	3
Other adjustments	(1)	0	0	(1)

Balance as of September 30, 2011	$4,692	$4,583	$4,318	$13,593

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

In connection with the acquisition of the credit card loan portfolios of Sony, HBC and Kohl’s, we recognized purchased credit card relationship intangibles, representing the difference between the purchase price and the fair value of the credit card loans acquired. In connection with the January 7, 2011 acquisition of the HBC credit card portfolio, we also recognized a contract-based intangible asset of $70 million. The contract intangible represents the value attributable to future draws on future accounts.

The following table summarizes our intangible assets subject to amortization as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(1,042)	$0	$520	6.2 years
Purchased credit card relationship intangibles(1)	77	(20)	(1)	56	5.5 years
Contract intangible(2)	70	(14)	(3)	53	6.3 years
Lease intangibles	54	(32)	0	22	21.0 years
Trust intangibles	11	(6)	0	5	12.2 years
Other intangibles	25	(21)	0	4	2.6 years

Total	$1,799	$(1,135)	$(4)	$660

	December 31, 2010
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(912)	$0	$650	7.0 years
Purchased credit card relationship intangibles(1)	47	(5)	0	42	6.1 years
Lease intangibles	54	(28)	0	26	21.7 years
Trust intangibles	11	(5)	0	6	12.9 years
Other intangibles	35	(26)	0	9	3.3 years

Total	$1,709	$(976)	$0	$733

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)

Relates to the acquisitions of the existing Kohl’s private-label credit card portfolio in the second quarter of 2011, the existing HBC credit card portfolio in the first quarter of 2011 and the existing Sony Card portfolio in the third quarter of 2010.

(2)	Relates to the acquisition of the existing HBC credit card portfolio in the first quarter of 2011.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year’s digits methodology. Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $55 million and $54 million for the three months ended September 30, 2011 and 2010, respectively, and $170 million and $166 million for the nine months ended September 30, 2011 and 2010, respectively. The weighted average amortization period for purchase accounting intangibles is 6.6 years as of September 30, 2011.

The following table summarizes the estimated future amortization expense for intangible assets as of September 30, 2011:

(Dollars in millions)	Estimated Future Amortization Amounts
2011 (remaining three months)	$52
2012	183
2013	148
2014	113
2015	80
2016	49
Thereafter	35

Total	$660

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table sets forth the changes in the fair value of MSRs during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Balance at beginning of period	$130	$137	$141	$240
Originations	1	2	7	8
Sales	0	0	0	(42)
Change in fair value, net	(37)	(15)	(54)	(82)

Balance at end of period	$94	$124	$94	$124

Ratio of mortgage servicing rights to related loans serviced for others	0.51%	0.61%	0.65%	0.72%
Weighted average service fee	0.28	0.28	0.28	0.28

MSR fair value adjustments for the three and nine months ended September 30, 2011 included decreases of $3 million and $10 million, respectively, due to run-off, and decreases of $34 million and $44 million, respectively, due to changes in the valuation inputs and assumptions.

MSR fair value adjustments for the three and nine months ended September 30, 2010 included decreases of $2 million and $19 million, respectively, due to run-off and cash collections, and decrease of $13 million and $63 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs as of September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
Weighted average prepayment rate (includes default rate)	18.53%	17.59%
Weighted average life (in years)	4.86	5.09
Discount rate	11.72%	11.71%

The increase in the weighted average prepayment rate and the corresponding decrease in weighted average life, were both driven by an increase in voluntary attrition due to market conditions.

At September 30, 2011, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $5 million and $10 million, respectively.

At September 30, 2011, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $9 million and $19 million, respectively.

As of September 30, 2011, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $27.9 billion, of which $18.6 billion was serviced for other investors. As of December 31, 2010, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $30.8 billion, of which $20.2 billion was serviced for other investors.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 9—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which have become our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of September 30, 2011, we had $110.8 billion in interest-bearing deposits, of which $5.2 billion represented large denomination certificates of $100,000 or more. As of December 31, 2010, we had $107.2 billion in interest-bearing deposits, of which $6.5 billion represented large denomination certificates of $100,000 or more.

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt. As of September 30, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debentures, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the Federal Home Loan Bank (“FHLB”). Our FHLB membership is secured by our investment in FHLB stock, which totaled $218 million as of September 30, 2011 and $269 million as of December 31, 2010.

Securitized Debt Obligations

We had $17.1 billion and $26.8 billion of securitized debt obligations as of September 30, 2011 and December 31, 2010, respectively, all of which are held by third party investors.

Senior and Subordinated Debt

As of September 30, 2011, we had $11.1 billion of senior and subordinated notes outstanding, including $840 million in fair value hedging losses. As of December 31, 2010, we had $8.7 billion of senior and subordinated notes outstanding, including $578 million in fair value hedging losses. One senior note for $854 million matured during the three months ended September 30, 2011. During the third quarter of 2011, we issued four different series of our senior notes for total proceeds of approximately $3.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014, $750 million aggregate principal amount of our 2.125% Senior Notes due 2014, $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

If we do not consummate the ING Direct acquisition on or prior to June 30, 2012, or if the purchase and sale agreement governing the ING Direct acquisition is terminated at any time prior to such date, we must redeem all the senior notes we issued in 2011 described above at a redemption price equal to 101% of the aggregate principal amount of these notes, plus accrued and unpaid interest from July 19, 2011, or the most recent date to which interest has been paid or provided for, as the case may be, to but excluding the mandatory redemption date of these notes.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Under a Senior and Subordinated Global Bank Note Program, COBNA has the ability to issue debt securities to both U.S. and non-U.S. lenders and to raise funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $817 million and $820 million outstanding at September 30, 2011 and December 31, 2010, respectively.

See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both September 30, 2011 and December 31, 2010. There were no junior subordinated borrowings that were called or matured during the nine months ended September 30, 2011.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential home loan portfolio, multifamily loans, commercial real estate loans and home equity lines of credit, totaling $1.1 billion as of both September 30, 2011 and December 31, 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2011 and December 31, 2010. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

(Dollars in millions)	September 30, 2011	December 31, 2010
Deposits:
Non-interest bearing deposits	$17,541	$15,048
Interest-bearing deposits	110,777	107,162

Total deposits	$128,318	$122,210

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,441	$1,517
Other short-term borrowings	0	7

Total short-term borrowings	1,441	1,524

Long-term debt:
Securitized debt obligations	17,120	26,836	(1)
Senior and subordinated notes:
Unsecured senior debt	7,112	4,883
Unsecured subordinated debt	3,939	3,767

Total senior and subordinated notes	11,051	8,650

Other long-term borrowings:
Junior subordinated debt	3,642	3,642
FHLB advances	1,061	1,144

Other long-term borrowings	4,703	4,786

Total long-term debt	32,874	40,272

Total short-term borrowings and long-term debt	$34,315	$41,796

(1)	Includes fair value hedges related to securitized debt of $79 million as of December 31, 2010, which was included on the consolidated balance sheet in Other borrowings.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1	$4	$3
FHLB advances	1	0	1	0

Total short-term borrowings	2	1	5	3

Long-term debt:
Securitized debt obligations	89	191	342	644
Senior and subordinated notes:
Unsecured senior debt	54	41	123	119
Unsecured subordinated debt	30	31	88	92

Total senior and subordinated notes	84	72	211	211

Other long-term borrowings:
Junior subordinated debt	79	78	231	242
FHLB advances	2	4	9	17
Other	2	2	6	3

Other long-term borrowings	83	84	246	262

Total long-term debt	256	347	799	1,117

Total short-term borrowings and long-term debt	$258	$348	$804	$1,120

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset/liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Asset Liability Management Committee and approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity through several approaches, which include, but are not limited to, changing the maturity and re-pricing characteristics of various balance sheet categories and by entering into interest rate derivatives. Derivatives are also utilized to manage our exposure to changes in foreign exchange rates. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We execute our derivative contracts in both the OTC and exchange-traded derivative markets. In addition to interest rate swaps, we use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. On a regular basis, we enter into customer-accommodation derivative transactions. We engage in these transactions as a service to our commercial banking customers to facilitate their risk management objectives. We typically offset the market risk exposure to our customer-accommodation derivatives through derivative transactions with other counterparties.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging. The outstanding notional amount of our derivative contracts totaled $71.9 billion as of September 30, 2011, compared with $50.7 billion as of December 31, 2010. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $2.1 billion and $926 million, respectively, as of September 30, 2011, compared with $1.3 billion and $636 million, respectively, as of December 31, 2010.

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

•

Fair Value Hedges: We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed rate senior notes, subordinated notes, securitization debt, brokered certificates of deposits and U.S. agency investments. These hedges have maturities through 2019 and have the effect of converting some of our fixed rate debt, deposits and investments to variable rate.

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

•

Free-Standing Derivatives: We use free-standing derivatives, or economic hedges, to hedge the risk of changes in the fair value of residential MSRs, mortgage loan origination and purchase commitments and other interests held. We also categorize our customer-accommodation derivatives and the related offsetting contracts as free-standing derivatives. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of September 30, 2011 and December 31, 2010. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	September 30, 2011			December 31, 2010
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$15,052	$1,052	$1	$17,001	$747	$77
Cash flow interest rate contracts	6,325	79	137	8,585	14	151

Total interest rate contracts	21,377	1,131	138	25,586	761	228

Foreign exchange contracts:
Cash flow foreign exchange contracts	4,341	279	0	2,266	5	26
Net investment foreign exchange contracts	0	0	0	52	0	1

Total foreign exchange contracts	4,341	279	0	2,318	5	27

Total derivatives designated as accounting hedges	25,718	1,410	138	27,904	766	255

Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	383	18	13	625	3	18
Customer accommodation(2)	15,232	458	404	12,255	282	244
Other interest rate exposures	28,153	35	300	7,579	46	35

Total interest rate contracts	43,768	511	717	20,459	331	297

Foreign exchange contracts	1,488	219	66	1,384	214	67
Other contracts	957	3	5	980	8	17

Total derivatives not designated as accounting hedges	46,213	733	788	22,823	553	381

Total derivatives	$71,931	$2,143	$926	$50,727	$1,319	$636

(1)

Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments. We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $39 million and $20 million as of September 30, 2011 and December 31, 2010, respectively. See “Derivative Counterparty Credit Risk” below for additional information.

(2)	Customer accommodation derivatives include those entered into with our commercial banking customers and those entered into with other counterparties to offset the market risk.

We took several actions during the third quarter of 2011 to manage the anticipated impact of the pending ING Direct acquisition on our market risk exposure and regulatory capital requirements. Since the date we entered into the agreement to acquire ING Direct, interest rates have declined substantially, and our current estimate of the fair value of the ING Direct net assets and liabilities has increased correspondingly. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, in

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 2011, we entered into various pay-fixed/receive-floating interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. These swap transactions are designed to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in late 2011 or early 2012. Although the interest-rate swaps represent economic hedges, they are not designated for hedge accounting. Accordingly, changes in the fair value are recorded in earnings. We recognized a mark-to-market loss on these interest-rate swaps of $266 million in the third quarter of 2011, which was attributable to a decline in interest rates as of the end of the quarter. Changes in the fair value of these interest-rate swaps will continue to be recorded in earnings until the swaps are terminated.

During the third quarter of 2011, we discontinued hedge accounting on our only net investment hedge. Therefore, we did not have any net investment hedge outstanding as of September 30, 2011.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain recognized in earnings on derivatives(1)	$339	$231	$380	$757
Loss recognized in earnings on hedged items(1)	(334)	(230)	(372)	(718)

Net fair value hedge ineffectiveness gain	5	1	8	39

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	6	(4)	2	(17)
Customer accommodation(1)	5	6	15	14
Other interest rate exposures(1)(2)	(273)	(1)	(267)	5

Total	(262)	1	(250)	2

Foreign exchange contracts(1)	6	(7)	4	1
Other contracts(1)	14	12	23	44

Total gain (loss) on derivatives not designated as accounting hedges	(242)	6	(223)	47

Net derivatives gain (loss) recognized in earnings	$(237)	$7	$(215)	$86

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)	Includes $266 million in mark-to-market losses recorded in the third quarter of 2011 on interest-rate swap transactions related to the pending ING Direct acquisition discussed above.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The derivative losses for the third quarter and first nine months of 2011 were primarily attributable to the $266 million mark-to-market loss recorded in the third quarter of 2011 on the interest-rate swap transactions related to the pending ING Direct acquisition. Because these interest-rate swaps are not designated for hedge accounting, we will continue to record changes in the fair value of these interest-rate swaps in earnings until the swaps are terminated.

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$14	$(13)	$35	$(28)
Foreign exchange contracts	(5)	(1)	(15)	1

Subtotal	9	(14)	20	(27)

Net investment hedges:
Foreign exchange contracts	(1)	(3)	(2)	(1)

Net derivative gain (loss) recognized in AOCI	$8	$(17)	$18	$(28)

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$(1)	$(8)	$1	$(46)
Foreign exchange contracts(3)	(5)	(1)	(14)	1

Subtotal	(6)	(9)	(13)	(45)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0	0	1
Foreign exchange contracts(3)	0	0	0	0

Subtotal	0	0	0	1

Net derivative loss recognized in earnings	$(6)	$(9)	$(13)	$(44)

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income, interest expense or other non-interest income.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $2 million recorded in AOCI as of September 30, 2011, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was six years as of September 30, 2011. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $24 million and $27 million as of September 30, 2011 and December 31, 2010, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $15 million as of September 30, 2011 and $18 million as of December 31, 2010. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $81 million and $66 million as of September 30, 2011 and December 31, 2010, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $343 million and $229 million as of September 30, 2011 and December 31, 2010, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $43 million and $39 million as of September 30, 2011 and December 31, 2010, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $1.1 billion and $668 million as of September 30, 2011 and December 31, 2010, respectively. We posted cash collateral in accounts maintained by derivatives counterparties totaling $343 million and $229 million as of September 30, 2011 and December 31, 2010, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $41 million and $22 million as of September 30, 2011 and December 31, 2010, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $2 million as of both September 30, 2011 and December 31, 2010.

On July 19, 2011, we closed a public offering of shares of our common stock, subject to forward sale agreements that we entered into with certain counterparties acting as forward purchasers. The forward purchasers agreed to borrow and sell to the public, through the underwriters, 40 million shares of our common stock at a price per share of $50.00. After underwriter’s discounts and commissions, the net proceeds to the company will be at an initial forward sale price per share of $48.50. The forward sale price is subject to adjustment under the forward sale agreements. Under the terms of the forward sale agreements, we must settle the forward sale agreements on or before February 15, 2012. We expect to settle the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of approximately $1.9 billion based on the initial forward price. We have the right to elect net share or cash settlement under the forward sale agreements, rather than physical settlement. Depending on the price of our common stock at the time, we may have credit exposure to the forward purchasers in the event that we are entitled to receive payment from these counterparties should we choose to settle the forward sale agreements other than by physical settlement. Conversely, we may have the obligation to make payment to the forward purchasers if we chose net share or cash settlement. In addition, the forward purchasers have the obligation to deliver cash proceeds to us in exchange for our issuance of common stock at the time of physical settlement. Until the time of settlement, the impact of these potential obligations are not reflected in our financial statements. Neither our counterparties’ nor our obligations under the forward sale agreements are collateralized. Except under limited circumstances, under the terms of the forward sale agreements we have the right to physical settlement at any time.

We provide additional information on our management of derivative counterparty credit risk in our 2010 Form 10-K “Note 11—Derivative Instruments and Hedging Activities.”

NOTE 11— STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (AOCI)

The following table presents the components of AOCI, net of deferred taxes of $182 million and $143 million, as of September 30, 2011 and December 31, 2010, respectively.

(Dollars in millions)	September 30, 2011	December 31, 2010
AOCI Components:
Net unrealized gains on securities(1)	$380	$333
Net unrecognized elements of defined benefit plans	(30)	(29)
Foreign currency translation adjustments	(56)	(36)
Unrealized losses on cash flow hedging instruments and Other	(21)	(52)
Other-than-temporary impairment not recognized in earnings on securities	35	49
Initial application of measurement date provisions for postretirement benefits other than pensions	(1)	(1)
Initial application from adoption of consolidation standards	(16)	(16)

Total accumulated other comprehensive income	$291	$248

(1)

Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $126 million (net of income tax of $81 million) and $105 million (net of income tax of $68 million) was reported in other comprehensive income as of September 30, 2011 and December 31, 2010, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 12— EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share-related data)	2011	2010	2011	2010
Earnings:
Income from continuing operations, net of tax	$865	$818	$2,842	$2,349
Loss from discontinued operations, net of tax	(52)	(15)	(102)	(303)

Net income	$813	$803	$2,740	$2,046

Shares:
Weighted-average common shares outstanding	456	453	455	452
Effect of dilutive securities:(1)
Stock options	1	1	2	1
Contingently issuable shares	1	0	2	0
Restricted stock and units	2	3	2	3

Dilutive potential common shares	4	4	6	4

Adjusted weighted-average common shares outstanding	460	457	461	456

Basic earnings per share:
Income from continuing operations	$1.89	$1.81	$6.24	$5.19
Loss from discontinued operations	(0.11)	(0.03)	(0.22)	(0.66)

Net income per basic common share	$1.78	$1.78	$6.02	$4.53

Diluted earnings per share:
Income from continuing operations	$1.88	$1.79	$6.17	$5.15
Loss from discontinued operations	(0.11)	(0.03)	(0.22)	(0.66)

Net income per diluted common share	$1.77	$1.76	$5.95	$4.49

(1)

Excluded from the computation of diluted earnings per share was 49 million and 30 million of awards, options or warrants, for the three months ended September 30, 2011 and 2010, respectively, and 22 million and 26 million of awards, options or warrants, for the nine months ended September 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

On July 19, 2011, we closed a public offering of shares of our common stock, subject to forward sale agreements that we entered into with certain counterparties acting as forward purchasers. The forward purchasers agreed to borrow and sell to the public, through the underwriters, 40 million shares of our common stock at a price per share of $50.00. After underwriter’s discounts and commissions, the net proceeds to the company will be at an initial forward sale price per share of $48.50. The forward sale price is subject to adjustment under the forward sale agreement.

Prior to any issuance of shares of our common stock upon settlement of the forward sale agreements, the forward sale agreements will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements in whole over the number of shares that could be purchased by us in the market (based on the average market price during the reporting period) using the proceeds receivable upon settlement (based on the adjusted forward sale price at the end of the reporting period).

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 13— FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance for derivatives also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We had not made any material fair value option elections as of September 30, 2011 and December 31, 2010.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2011
	Fair Value Measurements Using			Assets/ Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$125	$175	$0	$300
Residential mortgage-backed securities	0	26,829	191	27,020
Asset-backed securities	0	9,695	39	9,734
Commercial mortgage-backed securities	0	485	342	827
Other	277	230	12	519

Total securities available for sale	402	37,414	584	38,400
Other assets:
Mortgage servicing rights	0	0	94	94
Derivative receivables(1)(2)	3	2,075	65	2,143
Retained interests in securitization	0	0	101	101

Total Assets	$405	$39,489	$844	$40,738

Liabilities
Other liabilities:
Derivative payables(1)(2)	$5	$681	$240	$926

Total Liabilities	$5	$681	$240	$926

	December 31, 2010
	Fair Value Measurements Using			Assets/ Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$386	$314	$0	$700
Residential mortgage-backed securities	0	29,626	578	30,204
Asset-backed securities	0	9,953	13	9,966
Commercial mortgage-backed securities	0	45	0	45
Other	293	322	7	622

Total securities available for sale	679	40,260	598	41,537
Other assets:
Mortgage servicing rights	0	0	141	141
Derivative receivables(1)(2)	8	1,265	46	1,319
Retained interests in securitizations	0	0	117	117

Total Assets	$687	$41,525	$902	$43,114

Liabilities
Other liabilities:
Derivative payables(1)(2)	$18	$575	$43	$636

Total Liabilities	$18	$575	$43	$636

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

(2)

Does not reflect $39 million and $20 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2011 and December 31, 2010, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

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

During the third quarter of 2011, we did not have material movements between Levels 1 and 2. In connection with the adoption of the new consolidation accounting standards on January 1, 2010, retained interests in securitizations, which were considered a Level 3 security, were reclassified to loans held for investment when the underlying trusts were consolidated.

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

(Dollars in millions)	Three Months Ended September 30, 2011
	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, June 30, 2011	$378	$130		$44	$106	$(42)
Total realized and unrealized gains (losses):
Included in net income	0	(34	)(1)	27	(5)	(24)
Included in other comprehensive income	(10)	0		0	0	0
Purchases	282	0		0	0	0
Sales	(15)	0		0	0	0
Issuances	0	1		3	0	(180)
Settlements	(34)	(3)		(8)	0	5
Transfers in to Level 3(4)	100	0		0	0	0
Transfers out of Level 3(4)	(117)	0		(1)	0	1

Balance, September 30, 2011	$584	$94		$65	$101	$(240)

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2011(5)	$0	$(34)		$27	$(5)	$(24)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended September 30, 2011
(Dollars in millions)	U.S. Treasury & Agency	Residential mortgage backed securities	Asset- backed Securities	Commercial mortgage- backed Securities	Other	Total
Securities Available for Sale
Balance, June 30, 2011	$0	$357	$9	$0	$12	$378
Total realized and unrealized gains (losses):
Included in other comprehensive income	0	(5)	(4)	(1)	0	(10)
Purchases	0	(34)	34	282	0	282
Sales	0	0	0	(15)	0	(15)
Issuances	0	0	0	0	0	0
Settlements	0	(34)	0	0	0	(34)
Transfers in to Level 3(4)	0	24	0	76	0	100
Transfers out of Level 3(4)	0	(117)	0	0	0	(117)

Balance, September 30, 2011	$0	$191	$39	$342	$12	$584

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2011(5)	$0	$0	$0	$0	$0	$0

	Three Months Ended September 30, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, June 30, 2010	$1,212	$137		$51	$196	$(47)
Total realized and unrealized gains (losses):
Included in net income	(3)	(13	)(1)	5	0	(7)
Included in other comprehensive income	(23)	0		0	0	0
Purchases, sales, issuances and settlements, net	(21)	0		2	(72)	0
Transfers in to Level 3(4)	349	0		0	0	0
Transfers out of Level 3(4)	(385)	0		(1)	0	1

Balance, September 30, 2010	$1,129	$124		$57	$124	$(53)

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2010(5)	$(3)	$(13)		$5	$0	$(7)

	Three Months Ended September 30, 2010
(Dollars in millions)	U.S. Treasury & Agency	Residential mortgage backed securities	Asset- backed Securities	Commercial mortgage- backed Securities	Other	Total
Securities Available for Sale
Balance, June 30, 2010	$0	$1,061	$132	$0	$19	$1,212
Total realized and unrealized gains (losses):
Included in net income	0	(3)	0	0	0	(3)
Included in other comprehensive income	0	(23)	(1)	0	1	(23)
Purchases, sales, issuances and settlements, net	0	(21)	0	0	0	(21)
Transfers in to Level 3(4)	0	349	0	0	0	349
Transfers out of Level 3(4)	0	(335)	(50)	0	0	(385)

Balance, September 30, 2010	$0	$1,028	$81	$0	$20	$1,129

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2010(5)	$0	$(3)	$0	$0	$0	$(3)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30, 2011
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2011	$598	$141		$46	$117	$(43)
Total realized and unrealized gains (losses):
Included in net income	0	(44	)(1)	39	(16)	(28)
Included in other comprehensive income	(14)	0		0	0	0
Purchases	316	0		0	0	0
Sales	(30)	0		0	0	0
Issuances	0	7		5	0	(182)
Settlements	(94)	(10)		(23)	0	12
Transfers in to Level 3(4)	131	0		0	0	0
Transfers out of Level 3(4)	(323)	0		(2)	0	1

Balance, September 30, 2011	$584	$94		$65	$101	$(240)

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2011(5)	$0	$(44)		$39	$(16)	$(28)

	Nine Months Ended September 30, 2011
(Dollars in millions)	U.S. Treasury & Agency	Residential mortgage backed securities	Asset- backed Securities	Commercial mortgage- backed Securities	Other	Total
Securities Available for Sale
Balance, January 1, 2011	$0	$578	$13	$0	$7	$598
Total realized and unrealized gains (losses):
Included in other comprehensive income	0	(9)	(4)	(1)	0	(14)
Purchases	0	0	34	282	0	316
Sales	0	(15)	0	(15)	0	(30)
Issuances	0	0	0	0	0	0
Settlements	0	(93)	(1)	0	0	(94)
Transfers in to Level 3(4)	0	50	0	76	5	131
Transfers out of Level 3(4)	0	(320)	(3)	0	0	(323)

Balance, September 30, 2011	$0	$191	$39	$342	$12	$584

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2011(5)	$0	$0	$0	$0	$0	$0

	Nine Months Ended September 30, 2010
(Dollars in millions)	Securities Available for Sale	Mortgage Servicing Rights		Derivative Receivables(2)	Retained Interests in Securitizations(3)	Derivative Payables(2)
Balance, January 1, 2010	$1,506	$240		$440	$3,945	$(33)
Total realized and unrealized gains (losses):
Included in net income	(3)	(62	)(1)	15	9	(20)
Included in other comprehensive income	(72)	0		0	0	0
Purchases, sales, issuances and settlements, net	40	(54)		4	(79)	(1)
Impact of adoption of consolidation standards	0	0		(401)	(3,751)	0
Transfers in to Level 3(4)	1,101	0		0	0	0
Transfers out of Level 3(4)	(1,443)	0		(1)	0	1

Balance, September 30, 2010	$1,129	$124		$57	$124	$(53)

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2010(5)	$(3)	$(62)		$14	$8	$(20)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30, 2010
(Dollars in millions)	U.S. Treasury & Agency	Residential mortgage backed securities	Asset- backed Securities	Commercial mortgage- backed Securities	Other	Total
Securities Available for Sale
Balance January 1, 2010	$0	$1,468	$13	$0	$25	$1,506
Total realized and unrealized gains (losses):
Included in net income	0	(3)	0	0	0	(3)
Included in other comprehensive income	0	(71)	(2)	0	1	(72)
Purchases, sales, issuances and settlements, net	0	(30)	70	0	0	40
Transfers in to Level 3(4)	0	1,051	50	0	0	1,101
Transfers out of Level 3(4)	0	(1,387)	(50)	0	(6)	(1,443)

Balance, September 30, 2010	$0	$1,028	$81	$0	$20	$1,129

Total unrealized gains (losses) included in net income related to assets and liabilities still held as of September 30, 2010(5)	$0	$(3)	$0	$0	$0	$(3)

(1)	Gains (losses) related to Level 3 mortgage servicing rights are reported in other non-interest income.
(2)

An end of quarter convention is used to measure derivative activity, resulting in end of quarter values being reflected as purchases, issuances and for derivatives having a zero fair value at inception. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in Other non-interest income, which is a component of non-interest income.

(3)

An end of quarter convention is used to reflect activity in retained interests in securitizations, resulting in all transactions and assumption changes being reflected as if they occurred on the last day of the quarter. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

(4)

The transfer out of Level 3 for the third quarter and first nine months of 2011 and 2010 was primarily driven by greater consistency amongst multiple pricing sources. The transfer into Level 3 was primarily driven by less consistency amongst vendor pricing on individual securities for non-agency MBS.

(5)

The amount presented for unrealized gains (losses) for assets still held as of the reporting date primarily represents impairments for available-for-sale securities and accretion on certain fixed maturity securities, and are reported in total other-than-temporary losses as a component of non-interest income. The amounts presented for unrealized gains (losses) for assets still held as of the end of the reported period for mortgage servicing rights, derivative receivable and derivative payables are reflected in Other as a component of non-interest income. The amounts presented for unrealized gains (losses) for assets still held as of the end of the reported period for retained interests in securitizations are reported in Servicing and securitizations as a component of non-interest income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet, the following table provides the fair value measures by level of valuation assumptions used as of September 30, 2011 and 2010 and the gains or losses recognized for these assets as a result of fair value measurements for the three and nine months ended September 30, 2011 and 2010:

	September 30, 2011				Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	Fair Value Measurements Using			Assets at Fair Value	Total Gains/(Losses)(2)	Total Gains/(Losses)(2)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$312	$0	312	$3	$3
Loans held for investment	0	55	62	117	(18)	(68)
Foreclosed assets(1)	0	138	0	138	(4)	(23)
Other	0	18	0	18	0	(13)

Total	$0	$523	$62	$585	$(19)	$(101)

	September 30, 2010				Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	Fair Value Measurements Using			Assets at Fair Value	Total Gains/(Losses)(2)	Total Gains/(Losses)(2)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$190	$0	$190	$(1)	$(5)
Loans held for investment	0	91	138	229	17	(90)
Foreclosed assets(1)	0	268	0	268	(9)	(29)
Other	0	8	0	8	2	0

Total	$0	$557	$138	$695	$9	$(124)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Represents the gains/losses recognized for the periods presented.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The table below presents the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,358	$6,358	$5,249	$5,249
Restricted cash for securitization investors	984	984	1,602	1,602
Securities available for sale	38,400	38,400	41,537	41,537
Loans held for sale	312	312	228	228
Net loans held for investment	125,672	128,149	120,319	124,117
Interest receivable	958	958	1,070	1,070
Accounts receivable from securitization	101	101	118	118
Derivatives	2,143	2,143	1,319	1,319
Mortgage servicing rights	94	94	141	141

Financial liabilities:
Non-interest bearing deposits	$17,541	$17,541	$15,048	$15,048
Interest-bearing deposits	110,777	111,478	107,162	107,587
Senior and subordinated notes	11,051	10,960	8,650	9,236
Securitized debt obligations	17,120	17,257	26,915	26,943
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,441	1,441	1,517	1,517
Other borrowings	4,703	4,696	4,714	4,901
Interest payable	401	401	488	488
Derivatives	926	926	636	636

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2011 and December 31, 2010. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

Financial Assets

Cash and Cash Equivalents

The carrying amounts of cash and due from banks, federal funds sold and securities purchased under agreements to resell and interest-bearing deposits with other banks approximate fair value.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Certain securities available for sale are classified as Level 2 and 3, the majority of which are residential mortgage-backed securities. Classification indicates that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves, and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings, and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.

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

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of September 30, 2011 and December 31, 2010 approximate fair value.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Commitments to Extend Credit and Letters of Credit

These financial instruments are generally not sold or traded. The fair value of the guarantees outstanding which we include on our consolidated balance sheets in other liabilities was $4 million and $3 million as of September 30, 2011 and December 31, 2010, respectively. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At September 30, 2011 and December 31, 2010, there was no material unrealized appreciation or depreciation on these financial instruments.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 14—BUSINESS SEGMENTS

Segment Description

Our principal operations are currently organized into three primary reportable business segments, which are defined based on the products and services provided, or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a defined business segment are included in the “Other” category.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Business Segment Results

We summarize our business segment results for the three and nine months ended September 30, 2011 and 2010 in the tables below and provide a reconsolidation of our total business segment results, or managed results, to our consolidated U.S. GAAP results.

	Three Months Ended September 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Reconciliation(1)	Total Reported
Net interest income (expense)	$2,042	$1,097	$353	$(209)	$3,283	$0	$3,283
Non-interest income	678	188	62	(57)	871	0	871

Total revenue	2,720	1,285	415	(266)	4,154	0	4,154
Provision for loan and lease losses	511	136	(10)	(15)	622	0	622
Non-interest expense:
Core deposit intangible amortization	0	32	10	0	42	0	42
Other non-interest expense	1,188	821	190	56	2,255	0	2,255

Total non-interest expense	1,188	853	200	56	2,297	0	2,297

Income (loss) from continuing operations before income taxes	1,021	296	225	(307)	1,235	0	1,235
Income tax provision (benefit)	358	106	80	(174)	370	0	370

Income (loss) from continuing operations, net of tax	$663	$190	$145	$(133)	$865	$0	$865

	Three Months Ended September 30, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Reconciliation(1)	Total Reported
Net interest income (expense)	$1,934	$946	$325	$(93)	$3,112	$(3)	$3,109
Non-interest income	671	196	30	7	904	3	907

Total revenue	2,605	1, 142	355	(86)	4,016	0	4,016
Provision for loan and lease losses	660	114	95	(2)	867	0	867
Non-interest expense:
Core deposit intangible amortization	0	36	14	0	50	0	50
Other non-interest expense	978	721	185	62	1,946	0	1,946

Total non-interest expense	978	757	199	62	1,996	0	1,996

Income (loss) from continuing operations before income taxes	967	271	61	(146)	1,153	0	1,153
Income tax provision (benefit)	336	96	22	(119)	335	0	335

Income (loss) from continuing operations, net of tax	$631	$175	$39	$(27)	$818	$0	$818

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Reconciliation(1)	Total Reported
Net interest income (expense)	$5,873	$3,131	$1,007	$(452)	$9,559	$0	$9,559
Non-interest income	1,971	568	195	(64)	2,670	0	2,670

Total revenue	7,844	3,699	1,202	(516)	12,229	0	12,229
Provision for loan and lease losses	1,270	272	(43)	0	1,499	0	1,499
Non-interest expense:
Core deposit intangible amortization	0	100	31	0	131	0	131
Other non-interest expense	3,604	2,251	538	190	6,583	0	6,583

Total non-interest expense	3,604	2,351	569	190	6,714	0	6,714

Income (loss) from continuing operations before income taxes	2,970	1,076	676	(706)	4,016	0	4,016
Income tax provision (benefit)	1,046	384	241	(497)	1,174	0	1,174

Income (loss) from continuing operations, net of tax	$1,924	$692	$435	$(209)	$2,842	$0	$2,842

	Nine Months Ended September 30, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Reconciliation(1)	Total Reported
Net interest income (expense)	$6,024	$2,777	$956	$(316)	$9,441	$(7)	$9,434
Non-interest income	2,048	674	132	(81)	2,773	2	2,775

Total revenue	8,072	3,451	1,088	(397)	12,214	(5)	12,209
Provision for loan and lease losses	2,600	52	395	27	3,074	(5)	3,069
Non-interest expense:
Core deposit intangible amortization	0	110	42	0	152	0	152
Other non-interest expense	2,894	2,070	547	180	5,691	0	5,691

Total non-interest expense	2,894	2,180	589	180	5,843	0	5,843

Income (loss) from continuing operations before income taxes	2,578	1,219	104	(604)	3,297	0	3,297
Income tax provision (benefit)	890	434	37	(413)	948	0	948

Income (loss) from continuing operations, net of tax	$1,688	$785	$67	$(191)	$2,349	$0	$2,349

(1)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Business Segment Loans and Deposits

The total loan and deposit amounts attributable to each of our reportable business segments as of September 30, 2011 and December 31, 2010 are presented in the following tables.

	September 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$62,030	$35,352	$32,105	$465	$129,952
Total deposits	0	88,589	25,282	14,447	128,318

	December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$61,371	$34,383	$29,742	$451	$125,947
Total deposits	0	82,959	22,630	16,621	122,210

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

We had contractual amounts of standby letters of credit and commercial letters of credit of $984 million as of September 30, 2011 and $922 million as of December 31, 2010. These financial guarantees had expiration dates ranging from 2011 to 2016 as of September 30, 2011. The fair value of the guarantees outstanding which we include on our consolidated balance sheets in other liabilities was $4 million as of September 30, 2011.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the counterparty. The maximum contingent payment amount related to our acquisitions totaled $330 million as of September 30, 2011. The actual payment amount related to $30 million of this balance will be determined as of September 30, 2012. The actual payment amount related to the remaining $300 million of this balance will be determined as of December 31, 2013. We recognized an expense related to contingent payment arrangements of $60 million and $90 million in the third quarter and first nine months of 2011, respectively, and recorded a corresponding liability. Our liability for contingent payments related to these arrangements totaled $90 million as of September 30, 2011. We did not record a liability related to these arrangements as of December 31, 2010 based on our expectation of credit losses on the portfolios.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents the original principal balance of mortgage loan originations, by vintage, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of September 30, 2011 and December 31, 2010:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	September 30, 2011	December 31, 2010	Original Unpaid Principal Balance
(Dollars in billions)			Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	7	7	18	0	1	8	9
Uninsured Securitizations and Other	30	33	82	3	16	30	33

Total	$42	$45	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $82 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $49 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $23 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. We do not have information about the current holders or disposition of the remaining $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $42 billion in unpaid principal balance remains outstanding as of September 30, 2011, approximately $14 billion in losses have been realized and approximately $11 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $10 billion original principal balance of mortgage loans for which we do not have information about the current holders or any underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $1.9 billion original principal balance of mortgage loans as of September 30, 2011, compared with $1.7 billion as of June 30, 2011 and $1.6 billion as of December 31, 2010. As of September 30, 2011, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $892 million reserve relates to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole(2)	(52)	(179)	(5)	(236)
Demands rescinded(2)	(87)	0	(22)	(109)

Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	142	171	102	415
Loans repurchased/made whole	(56)	(15)	(14)	(85)
Demands rescinded	(65)	0	(16)	(81)
Reclassifications(3)	4	70	(74)	0

Open claims as of September 30, 2011	$151	$1,058	$663	$1,872

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
(3)

Represents adjustments to correct the counterparty category as of September 30, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to insured securitizations and a decrease in open claims attributable to GSEs and Uninsured Securitizations & Other.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied, such as, for example, the typical requirements that the counterparty promptly notify us upon discovery of any breach and that any breach materially and adversely affect the value of the mortgage loan at issue. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Litigation and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category. Our estimated legal liability for securitizations within this category often assumes we will pay only a portion of the liabilities ultimately incurred by the party defendants to the litigation.

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

The aggregate reserve for all three subsidiaries was $892 million as of September 30, 2011, compared with $869 million as of June 30, 2011, and $816 million as of December 31, 2010. Almost all of the increase in the reserve from June 30, 2011 is allocated to the Uninsured Securitizations and Other category, resulting from an increase

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

in repurchase activity with respect to certain uninsured investors. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $72 million and $153 million for the three and nine months ended September 30, 2011, respectively, and we had settlements of repurchase requests of $49 million and $77 million for the three and nine months ended September 30, 2011, respectively, that were charged against the reserve.

The following table summarizes changes in our representation and warranty reserve for the three and nine months ended September 30, 2011 and 2010, and for full year 2010:

Changes in Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,		Full Year
(Dollars in millions)	2011	2010	2011	2010	2010
Representation and warranty repurchase reserve, beginning of period(1)	$869	$853	$816	$238	$238
Provision for repurchase losses(2)	72	16	153	644	636
Net realized losses	(49)	(33)	(77)	(46)	(58)

Representation and warranty repurchase reserve, end of period(1)	$892	$836	$892	$836	$816

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

In the third quarter of 2011, we recognized a reduction to the reserve for mortgage repurchase claims of $3 million in our consolidated statements of income as a component of non-interest income. In the first nine months of 2011, we recognized a provision for mortgage repurchase claims of $5 million. In the third quarter and first nine months of 2010, we recognized a provision for mortgage repurchase claims of $16 million and $211 million, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $75 million and $147 million, for the three and nine months ended September 30, 2011, respectively, and $0 million and $433 million for the three and nine months ended September 30, 2010, respectively.

As indicated in the table below, most of the representation and warranty reserve relates to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Allocation of Representation and Warranty Reserve

	Reserve Liability
(Dollars in millions, except for loans sold)	September 30, 2011	December 31, 2010	Loans Sold 2005 to 2008(1)
GSEs and Active Insured Securitizations	$771	$796	$24
Inactive Insured Securitizations, Uninsured Securitizations and Other	121	20	87

Total	$892	$816	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

The adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

indemnification requests (including the extent, if any, to which Inactive Insured Securitizations and other currently inactive investors ultimately assert claims), the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation, DBSP Litigation and the FHLB of Boston Litigation, could be as high as $1.5 billion, an increase of $400 million from the estimate we provided as of the June 30, 2011. This increase is attributable to increased activity from uninsured investors, increased governmental and regulatory scrutiny of mortgage practices and continued difficulty in the housing market and overall economy. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimated upper-end of the amount of reasonably possible losses. There is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters where an estimate is possible, excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, and the FHLB of Boston Litigation because reasonably possible losses with respect to those litigations are included within the range of reasonably possible representation and warranty liabilities discussed above, management currently estimates the aggregate high end of the range of possible loss is $75 million to $225 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Fact and expert discovery have closed. The parties have briefed and presented oral argument on motions to dismiss and class certification and are awaiting decisions from the court. The parties have also filed motions for summary judgment and will present oral argument before the court in the fourth quarter of 2011.

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2010 and September 30, 2011 was zero. In January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

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

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including us. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. In August 2011, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleges in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the UCL when it raised interest rates on certain credit card accounts. The plaintiff seeks damages, restitution, attorney’s fees and an injunction against future rate increases. The District Court granted COBNA’s motion to dismiss all claims as a matter of law prior to any discovery. On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings. The Ninth Circuit upheld the dismissal of the plaintiff’s breach of contract claim, finding that COBNA was contractually allowed to increase interest rates. In September 2010, the Ninth Circuit denied COBNA’s Petition for Panel Rehearing and Rehearing En Banc. In January 2011, COBNA filed a writ of certiorari with the United States Supreme Court, seeking leave to appeal the Ninth Circuit’s ruling. On April 4, 2011, the United States Supreme Court denied Capital One’s writ of certiorari, and as a result, the Ninth Circuit remanded the case back to the District Court to begin discovery.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter involves similar issues as Rubio. This multi-district litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA — Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the TILA, the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. On August 8, 2011, Capital One filed a motion for summary judgment.

West Virginia Attorney General Litigation

In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA removed the case to the U.S. District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint. In July 2010, the U.S. District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot. In August 2010, we filed a motion to dismiss and a motion to stay discovery pending resolution of the motion to dismiss. In April 2011, the Court denied our motion to dismiss and scheduled a bench trial to begin on December 6, 2011. On July 20, 2011, COBNA removed the case again to the U.S. District Court for the Southern District of West Virginia. The plaintiff filed a motion to remand the matter to state court. On August 12, 2011, the district court issued an order remanding the matter back to Mason County Circuit Court.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to certain specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG. GreenPoint filed a motion to dismiss the amended complaint. On January 6, 2011, the Court instructed plaintiffs to seek leave of court to file an amended complaint supported by an evidentiary showing of merit. Plaintiffs filed their motion for leave in June 2011, which is currently expected to be argued in the fourth quarter of 2011. As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable. In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio. With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $824 million of losses have been realized and approximately $330 million in mortgage loans are still outstanding, of which approximately $43 million are more than 90 days delinquent, including foreclosures and REO.

In September 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has not established a reserve with respect to any portfolio-wide repurchase claim, but in the event GreenPoint is obligated to indemnify DBSP for the repurchase of all 6,200 mortgage loans, GreenPoint would incur the current and future economic losses inherent in the securitization. With respect to these loans, we believe approximately $144 million of losses have been realized and approximately $52 million in mortgage loans are still outstanding, of which approximately $4 million are more than 90 days delinquent, including foreclosures and REO.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted the motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. On April 18, 2011, CONA moved for reconsideration of those portions of the court’s ruling denying its motion to dismiss, and on June 7, 2011, CONA moved for certification of an interlocutory appeal. The MDL court denied the motion to reconsider on June 23, 2011, and denied the motion for interlocutory appeal on July 13, 2011. The parties are now engaged in discovery.

Patent Litigation

On February 23, 2011, Capital One Financial Corporation, Capital One, N.A., and Capital One Bank (USA), N.A. (collectively, “Capital One”), were named as defendants, along with several other banks, in a patent infringement lawsuit filed by DataTreasury Corporation (“DataTreasury”) in the United States District Court for the Eastern District of Texas. DataTreasury alleges that Capital One and the other banks willfully infringed certain patents relating to remote image capture with centralized processing and storage. Capital One was served with the complaint on April 5, 2011, and filed an answer on May 26, 2011. On August 30, 2011, Capital One joined other defendants in filing a Motion to Transfer Venue from the U.S. District Court for the Eastern District of Texas, Tyler Division to the Southern District of Texas, Houston Division. That motion is currently pending.

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities (the “FHLB of Boston Litigation”). Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011, and plaintiff subsequently filed a motion to remand the matter to state court.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Tax Matters

On September 21, 2009, the U.S. Tax Court issued a decision in the case Capital One Financial Corporation and Subsidiaries v. Commissioner covering tax years 1995-1999, with both parties prevailing on certain issues. On July 6, 2010, we filed a motion to appeal certain issues upon which the IRS prevailed. The IRS chose not to appeal the issues upon which we prevailed resulting in a final resolution of those issues favorable to us. On October 21, 2011, the Fourth Circuit Court of Appeals affirmed the Tax Court’s unfavorable decision on the issues we appealed. As we do not intend to pursue further appeals on these issues, the Fourth Circuit’s decision represents a final resolution of the remaining issues in the case. We have accounted for these matters in accordance with the accounting guidance for income taxes, and the resolution of these matters will not have a material effect on our financial position.

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

Pending Acquisitions

ING Direct

In June 2011, we announced that we entered into a definitive agreement under which we will acquire ING Direct, in exchange for $6.2 billion in cash and approximately 55.9 million shares of our common stock, subject to certain adjustments. We continue to expect the ING Direct acquisition to close in late 2011 or early 2012, subject to customary closing conditions, including certain governmental clearances and approvals.

In the third quarter of 2011, we closed a public underwritten offering of our senior notes, from which we received total proceeds of approximately $3.0 billion, and a public underwritten offering of 40 million shares of our common stock at a price per share of $50.00, subject to forward sale agreements. After underwriter’s discounts and commissions, the net proceeds to us from the equity offering will be at an initial forward sale price per share of $48.50. The forward sale price is subject to adjustment under the forward sale agreements. We have not received any proceeds from this public offering of our shares of common stock as of September 30, 2011. Under the terms of the forward sale agreements, we must settle the forward sale agreements on or before February 15, 2012. We expect to settle the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of approximately $1.9 billion, based on the initial forward price. However, we may, subject to certain conditions, elect cash or net share settlement of all or a portion of our obligation to deliver shares of common stock. We expect to use the net proceeds from the debt and equity offerings, along with cash sourced from our current liquidity, to fund the $6.2 billion in cash consideration payable in connection with the ING Direct acquisition.

HSBC U.S. Credit Card Business

In August 2011, we announced that we entered into a purchase agreement to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States for a premium estimated at $2.6 billion as of June 30, 2011. We currently expect the HSBC acquisition to close in the second quarter of 2012, subject to customary closing conditions, including certain governmental clearances and approvals. Pursuant to the purchase agreement, we have the option, subject to certain conditions, to pay up to $750 million of the consideration to HSBC in the form of our common stock (valued at $39.23 per share).

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the third quarter of 2011:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
July 1-31, 2011	16,861	$49.39	—	$—
August 1-31, 2011	—	—	—	—
September 1-30, 2011	23,260	42.33	—	—

Total	40,121	45.30	—	—

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page 164 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION (Registrant)

Date: November 7, 2011	By:	/S/ GARY L. PERLIN
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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employees’ Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the 2008 Form 10-K).

2.2	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form-8-K, filed on June 22, 2011).

2.3	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form-8-K, filed on August 12, 2011).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011 (incorporated by reference to Exhibit 3.4 of the Company’s Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 8-K, filed on May 17, 2011).

4.1.1	Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Company’s Form 8-A filed on December 4, 2009).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Senior Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Senior Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Senior Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005).

Exhibit No.	Description
4.2.6	Specimen of 5.70% Senior Note, due 2011, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K, filed on September 18, 2006).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on May 22, 2009).

4.2.8	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 8-K, filed on July 19, 2011).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

Exhibit No.	Description
4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen certificate representing the Trust Preferred Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

Exhibit No.	Description
4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen certificate representing the Trust Preferred Security (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Specimen certificate representing the Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on August 31, 2006).

10.1	Forward Sale Agreement between Capital One Financial Corporation and Barclays Capital Inc., dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on July 19, 2011).

10.2	Forward Sale Agreement between Capital One Financial Corporation and Morgan Stanley & Co. LLP, dated July 14, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on July 19, 2011).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.