Form 10-K
period 2011-12-31
CAPITAL ONE FINANCIAL CORP
filed 2012-02-29
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2011.

Common Stock, $.01 Par Value: $23,504,061,823*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose. The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2012.

Common Stock, $.01 Par Value: 459,408,409 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 8, 2012, are incorporated by reference into Part III.

i

ii

iii

PART I

Item 1. Business

OVERVIEW

General

Capital One Financial Corporation, which was established in 1995, is a diversified financial services holding company headquartered in McLean, Virginia. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad spectrum of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2011, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which currently offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are hereafter collectively referred to as “we”, “us” or “our.” CONA and COBNA are collectively referred to as the “Banks” in this report.

We had $135.9 billion in total loans outstanding and $128.2 billion in deposits as of December 31, 2011, compared with $125.9 billion in total loans outstanding and $122.2 billion in deposits as of December 31, 2010. We serve banking customers through branch locations primarily in New York, New Jersey, Texas, Louisiana, Maryland, Virginia and the District of Columbia. In September 2010, we rebranded Chevy Chase Bank, F.S.B. (“Chevy Chase Bank”), strengthening the Capital One brand in the Washington, D.C. region. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and mortgage banking in markets across the United States. As of December 31, 2011, we were the fourth largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on the outstanding balance of credit card loans.

In June 2011, we entered into a purchase and sale agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., and ING Direct Bancorp (collectively the “ING Sellers”), under which we would acquire substantially all of the ING Sellers’ ING Direct business in the United States (“ING Direct”). We closed the acquisition of ING Direct on February 17, 2012. Headquartered in Wilmington, Delaware, ING Direct is the largest direct bank in the United States. With the closing of the transaction and the addition of ING Direct’s deposits, which totaled approximately $83.0 billion as of December 31, 2011, we become the sixth largest depository institution.

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (U.K.), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Our U.K. operations transitioned to an Authorized Payment Institution (“API”) effective December 1, 2010. As a result, we are no longer authorized to accept deposits in the U.K. Prior to November 19, 2010, COEP was referred to as Capital One Bank (Europe) plc (“COBEP”). Our branch of COBNA in Canada has the authority to provide credit card loans.

Recent Acquisition and Disposition Activity

We regularly explore and evaluate opportunities to acquire financial services companies and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy.

As part of our evaluation, we analyze the values of, and regularly submit bids for, the acquisition of customer accounts and other liabilities and assets of financial institutions and other businesses. We also regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of businesses. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. Recent completed or pending acquisitions are discussed below.

Hudson’s Bay Company—Credit Card Portfolio

On January 7, 2011, we acquired the existing credit card loan portfolio of Hudson’s Bay Company (“HBC”), one of the largest retailers in Canada, from GE Capital Retail Finance. The acquisition included outstanding credit card loan receivables with a fair value of approximately $1.4 billion and the transfer of approximately 400 employees directly involved in managing HBC’s loan portfolio. The acquisition and partnership with HBC significantly expand our credit card customer base in Canada, tripling the number of customer accounts, and provide an additional distribution channel.

Kohl’s—Credit Card Portfolio

In August 2010, we entered into a private-label credit card partnership agreement with Kohl’s Department Stores (“Kohl’s”). In connection with the partnership agreement, we acquired Kohl’s existing private-label credit card loan portfolio from JPMorgan Chase & Co. on April 1, 2011. The existing portfolio, which consists of more than 20 million Kohl’s customer accounts, had an outstanding principal and interest balance of approximately $3.7 billion at acquisition. Under the terms of the partnership agreement and in conjunction with the acquisition, we began issuing Kohl’s branded private-label credit cards to new and existing Kohl’s customers on April 1, 2011. The partnership agreement has an initial seven-year term and an automatic one-year renewal thereafter unless either party delivers notice of an intent to terminate.

ING Direct

On June 16, 2011, we entered into a purchase and sale agreement with the ING Sellers to acquire ING Direct. On February 17, 2012, we closed the acquisition of ING Direct, which included (i) the acquisition of the equity interests of ING Bank, fsb (“ING Bank”), (ii) the acquisition of the equity interests of each of WS Realty, LLC and ING Direct Community Development LLC and (iii) the acquisition of certain other assets and the assumption of certain other liabilities of ING Direct Bancorp. The aggregate consideration was 54,028,086 shares of common stock and approximately $6.3 billion in cash. The ING Direct acquisition consists of assets, which include cash and cash equivalents, investment securities and loans with a total estimated fair value of $92.2 billion as of December 31, 2011 and deposits of approximately $83.0 billion as of December 31, 2011.

HSBC—U.S. Credit Card Business

In August 2011, we entered into a purchase agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States for a premium estimated at $2.6 billion as of June 30, 2011. We expect the acquisition of the HSBC U.S. credit card business to significantly expand and enhance our Credit Card franchise. We currently expect the HSBC acquisition to close in the second quarter of 2012, subject to customary closing conditions, including certain governmental clearances and approvals. Pursuant to the purchase agreement, we have the option, subject to certain conditions, to pay up to $750 million of the consideration to HSBC in the form of our common stock (valued at $39.23 per share).

Additional Information

Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2012, there were 15,242 holders of record of our common stock. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). We maintain a Web site at www.capitalone.com. Documents available on our Web site include: (i) our Code of Business Conduct and Ethics for the Corporation; (ii) our Corporate Governance Principles; and (iii) charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees of the Board of Directors.

These documents also are available in print to any shareholder who requests a copy. In addition, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

OPERATIONS AND BUSINESS SEGMENTS

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers and merchant interchange fees with respect to certain credit card transactions. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements and branch operations and expansion costs), marketing expenses and income taxes. We expect expenses associated with the integration of the ING Direct and the pending acquisition of the HSBC U.S. credit card business to represent a significant portion of our expenses in 2012.

Our principal operations are currently organized, for management reporting purposes, into three primary business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment are included in our “Other” category.

•

Credit Card: Consists of our domestic consumer and small business card lending, national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and consumer home loan lending and servicing activities.

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our middle market customers typically include commercial and industrial companies with annual revenues between $10 million to $1.0 billion.

Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volumes and the level of outstanding loan receivables due to higher seasonal consumer spending and payment patterns around the winter holiday season, summer vacations and back-to-school periods. Although there is some seasonal impact to purchase volumes and credit card loan balances in our Credit Card business, these seasonal trends have not caused significant fluctuations in our results of operations. No individual quarter in 2011 or 2010 accounted for more than 30% of our total revenues in either of these fiscal years. Delinquency rates in our consumer lending businesses also have historically exhibited seasonal patterns, with delinquency rates generally tending to decrease in the first two quarters of the year as customers use income tax refunds to pay down outstanding loan balances.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary and Business Outlook,” “MD&A—Business Segment Financial Performance” and “Item 8. Financial Information and Supplementary Data—Notes to Consolidated Financial Statements” for additional information about our business segments.

SUPERVISION AND REGULATION

General

Capital One Financial Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842) (the “BHC Act”) and is subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on our nonbanking activities. We are also subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under Federal Reserve policy, we are expected to act as a source of financial and managerial strength to any banks that we control, including the Banks and ING Bank, and to commit resources to support them.

On May 27, 2005, we became a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting and dealing and merchant banking activities), incidental to financial activities or complementary to financial activities if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general.

Our election to become a financial holding company under the GLBA certifies that the depository institutions we control meet certain criteria, including capital, management and Community Reinvestment Act (“CRA”) requirements. Effective July 21, 2011, under amendments to the BHC Act enacted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Capital One Financial Corporation also must be “well capitalized” and “well managed.” If we were to fail to continue to meet the criteria for financial holding company status, we could, depending on which requirements we failed to meet, face restrictions on new financial activities or acquisitions or be required to discontinue existing activities that are not generally permissible for bank holding companies.

The Banks are national associations chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. ING Bank is a federal savings bank chartered under the laws of the United States, the deposits of which are also insured by the DIF. In addition to regulatory requirements imposed as a result of COBNA’s international operations (discussed below), the Banks and ING Bank are subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”), the FDIC and, effective July 21, 2011, by the Consumer Financial Protection Bureau (the “CFPB”).

We are also registered as a financial institution holding company under Virginia law and, as such, we are subject to periodic examination by Virginia’s Bureau of Financial Institutions. We also face regulation in the international jurisdictions in which we conduct business (see below under “Regulation of International Business by Non–U.S. Authorities”).

Regulation of Business Activities

The activities of the Banks and ING Bank as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting

Act (the “FCRA”), the CRA and the Servicemembers Civil Relief Act, as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order banks to compensate injured borrowers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of a bank to collect outstanding balances owed by borrowers. These laws may affect the ability of banks to collect outstanding balances.

New Regulations of Consumer Lending Activities

The Credit CARD Act (amending the Truth-In-Lending Act) enacted in May 2009, and related changes to Regulation Z, impose a number of restrictions on credit card practices impacting rates and fees and update the disclosures required for open-end credit. Overlimit fees may not be imposed without prior consent, and the number of such fees that can be charged for the same violation is constrained. The amount of any penalty fee or charge must be “reasonable and proportional” to the violation. The Credit CARD Act also significantly restricts the ability of a card issuer to increase rates charged on pre-existing card balances. Card issuers are generally prohibited from raising rates on pre-existing balances when generally prevailing interest rates change. Moreover, the circumstances under which a card issuer can raise the interest rate on pre-existing balances of a customer whose risk of default increases are restricted. Payments above the minimum payment must be allocated first to balances with the highest interest rate. The amount of fees charged to credit card accounts with lower credit lines is limited. A consumer’s ability to pay must be taken into account before issuing credit or increasing credit limits.

State Consumer Financial Laws

The Dodd-Frank Act created a new independent supervisory body, the CFPB that is the primary regulator for federal consumer financial statutes. State attorneys general will be authorized to enforce new regulations issued by the CFPB. State consumer financial laws will continue to be preempted under the National Bank Act under the existing standard set forth in the Supreme Court decision in Barnett Bank of Marion County, N.A. v. Nelson, which preempts any state law that significantly interferes with or impairs banking powers. OCC determinations of such preemption, however, must be on a case-by-case basis, and courts reviewing the OCC’s preemption determinations will now consider the appropriateness of those determinations under a different standard of judicial review. These laws may affect the ability of the Banks and ING Bank to collect outstanding balances.

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

Debit Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted a final rule and an interim final rule implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rule limits interchange fees per debit card transaction to $.21 plus five basis points of the transaction amount and provides, through the interim final rule, for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements.

Dividends, Stock Repurchases and Transfers of Funds

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or CCAR). Under the rules, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy and the ability of the bank holding company to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters.

Traditionally, dividends to us from our direct and indirect subsidiaries have represented a major source of funds for us to pay dividends on our stock, make payments on corporate debt securities and meet our other obligations. There are various federal law limitations on the extent to which the Banks and ING Bank can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as the Banks and ING Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.

Capital Adequacy

The Banks and ING Bank are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management” and “Note 13—Regulatory and Capital Adequacy.” The Banks and ING Bank exceeded minimum regulatory requirements under these guidelines as of December 31, 2011.

FDICIA and Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. Under applicable regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, and such capital categories may not constitute an accurate representation of the Banks’ or ING Bank’s overall financial condition or prospects. As of December 31, 2011, each of the Banks and ING Bank met the requirements for a well-capitalized institution.

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

Enhanced Prudential Standards and Other Requirements under the Dodd-Frank Act

With the enactment of the Dodd-Frank Act, because we are a bank holding company with consolidated assets of $50 billion or greater (a “covered company”), we are subject to certain enhanced prudential standards, including requirements that may be recommended by the Financial Stability Oversight Council (the “Council”) and implemented by the Federal Reserve and other regulators. As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits and liquidity requirements. The Council also may issue recommendations to the Federal Reserve or other primary financial regulatory agency to apply new or heightened standards to risky financial activities or practices. In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential standards. If finalized as proposed, we will be subject to new requirements regarding liquidity management, risk management, single-counterparty credit limits and annual stress tests conducted by the Federal Reserve, and we will be required to conduct our own semiannual stress tests. The proposal also implements an early remediation framework, under which a covered company could be subject to enforcement actions, growth limits, prohibitions on capital distributions and other consequences if a triggering event were to occur. The Federal Reserve also indicates in the proposal that it intends to implement the Basel III capital surcharge framework, although the extent to which that would apply to the Company is unclear. Under rules proposed by the OCC in January 2012, each of the Banks and ING Bank would be required to conduct semiannual stress tests. In addition, in 2011, the Federal Reserve finalized rules requiring the Company to implement resolution planning for orderly resolution in the event of material financial distress or failure of the Company (often referred to as “living wills”). The FDIC has issued similar rules regarding resolution planning applicable to the Banks and ING Bank.

In addition to the provisions described throughout this Supervision and Regulation section, the Dodd-Frank Act imposes new, more stringent standards and requirements with respect to bank and nonbank acquisitions and mergers, affiliate transactions, and proprietary trading (the “Volcker Rule”). It is also possible that CONA will be designated as a “swap dealer” under the Dodd-Frank Act due to its derivative activities associated with commercial lending, which would result in oversight by the Commodity Futures Trading Commission and more requirements for our current and future derivative transactions. The Dodd-Frank Act also prohibits conflicts of interest relating to securitizations and generally requires securitizers to retain a 5% economic interest in the credit risk of assets sold through the issuance of asset-backed securitizations, with an exemption for traditionally underwritten residential mortgage loans. In addition, the Dodd-Frank Act includes provisions related to corporate governance and executive compensation and new fees and assessments, among others.

The federal agencies have significant discretion in drafting the implementing rules and regulations of the Dodd-Frank Act. These rules may result in modifications to our business models and organizational structure, and may subject us to escalating costs associated with any such changes. However, the full impact of the Dodd-Frank Act will not be known for many months or, in some cases, years. In addition, the Dodd-Frank Act requires various studies and reports to be delivered to Congress, which could result in additional legislative or regulatory action.

Basel II

U.S. Federal banking regulators finalized the “Advanced” version of Basel II in December 2007 and they issued a Notice of Proposed Rulemaking for the “Standardized” version in June 2008. The rules are mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. We expect to become subject to these rules at the end of 2012 as a result of the ING Direct acquisition.

Prior to full implementation of the Basel II framework, organizations must complete a qualification period of four consecutive quarters, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. Based on current growth estimates, we would expect to enter parallel run January 1, 2015. This will require completing a written implementation plan and building processes and systems to comply with the rules. Compliance with the Basel II rules will require a material investment of resources.

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

How U.S. banking regulations will be modified to reflect these international standards remains unclear, particularly given the capital surcharge regulations that the Federal Reserve intends to implement under the Dodd-Frank Act and the current Prompt Corrective Action framework. U.S. regulators have not yet implemented any portion of the Basel III framework, although we expect them to do so in the future. We expect that minimum capital and liquidity requirements for us and other institutions will increase as a result of Basel III, the Dodd-Frank Act and related activity. We will continue to monitor regulators’ implementation of the new rules with respect to the institutions that are subject to them and assess the potential impact to us.

Deposits and Deposit Insurance

Each of CONA, COBNA and ING Bank, as an insured depository institution, is a member of the DIF maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act permits the FDIC to set a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium, and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.

Prior to passage of the Dodd-Frank Act, the FDIC had established a plan to restore the DIF in the face of recent insurance losses and future loss projections, which resulted in several rules that generally increased deposit insurance rates and purported to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. The Dodd-Frank Act reformed the management of the DIF in several ways: raised the minimum DRR to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the DRR; required that the reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016); required that in setting assessments, the FDIC must offset the effect of meeting the increased reserve ratio on small insured depository institutions; and eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio reaches certain levels. The FDIC has set the DRR at 2% and, in lieu of dividends, has established progressively lower assessment rate schedules as the reserve ratio meets certain trigger levels. The Dodd-Frank Act also required the FDIC to change the deposit insurance assessment base from deposits to average consolidated total assets minus average tangible equity. In February 2011, the FDIC finalized rules to implement this change that significantly modified how deposit insurance assessment rates are calculated for those banks with assets of $10 billion or greater.

Banks may accept brokered deposits as part of their funding. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity Risk,” only “well-capitalized” and “adequately-capitalized” institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or, for deposits from outside the institution’s normal market area, the national rate on deposits of comparable maturity.

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

Overdraft Protection

The Federal Reserve amended Regulation E in November 2009 to limit the ability to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer opts in to such payment of overdrafts. The rule does not apply to overdraft services with respect to checks, ACH transactions, or recurring debit card transactions, or to the payment of overdrafts pursuant to a line of credit or a service that transfers funds from another account. We are required to provide to customers written notice describing our overdraft service, fees imposed and other information, and to provide customers with a reasonable opportunity to opt in to the service. Before we may assess fees for paying discretionary overdrafts, a customer must affirmatively opt in, which could negatively impact our deposit business revenue.

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

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions such as the Banks and ING Bank may be liable to the FDIC with respect to any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Banks and ING Bank are commonly controlled within the meaning of the FIRREA cross-guarantee provision.

FDIC Orderly Liquidation Authority

The Dodd-Frank Act provided the FDIC with liquidation authority that may be used to liquidate a financial company if the Treasury Secretary, in consultation with the President, based on the recommendation of the Federal Reserve and another federal agency, determines that doing so is necessary to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of a financial company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing this authority, and may issue additional rules in the future.

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

We believe that our account management and loss allowance practices are prudent and appropriate and, consistent with the Guidance. We caution, however, the Guidance provides wide discretion to bank regulatory agencies in the application of the Guidance to any particular institution and its account management and loss allowance practices. Accordingly, under the Guidance, bank examiners could require changes in our account management or loss allowance practices in the future, and such changes could have an adverse impact on our financial condition or results of operation.

Privacy and Fair Credit Reporting

The GLBA requires a financial institution to describe in a privacy notice certain of its privacy and data collection practices and requires that customers or consumers, before their nonpublic personal information is shared, be given a choice (through an opt-out notice) to limit the sharing of such information about them with nonaffiliated third parties unless the sharing is required or permitted under the GLBA as implemented. We, the Banks and ING Bank have written privacy notices that are available either through our website, the website of the relevant legal entity, or both, and are delivered to consumers and customers when required under the GLBA. In accordance with the privacy notices, we, the Banks and ING Bank protect the security of information about our customers, educate our employees about the importance of protecting customer privacy and allow our customers to remove their names from the solicitation lists used and shared with others by us and the Banks or ING Bank to the extent they use or share such lists. We, the Banks and ING Bank require business partners with whom we share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLBA. To the extent that the GLBA and the FCRA require us or one or more of the Banks or ING Bank to provide customers and consumers the opportunity to opt out of sharing information, then the relevant entity or entities provide such options in the privacy notice. In addition to adopting federal requirements regarding privacy, the GLBA also permits individual states to enact stricter laws relating to the use of customer information. To date, at least California and Vermont have done so by statute, regulation or referendum, and other states may consider proposals which impose additional requirements or restrictions on us, the Banks or ING Bank. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, we, one or more of the Banks, or ING Bank may need to amend our privacy policies and adapt our internal procedures.

Under Section 501(b) of the GLBA, among other sources of statutory authority, including state law, we are required to observe various data security-related requirements, including establishing information security and data security breach response programs and properly authenticating customers before processing or enabling certain types of transactions or interactions. The failure to observe any one or more of these requirements could subject us to enforcement action or litigation.

Like other financial institutions, the Banks and ING Bank rely upon consumer reports for prescreen marketing, underwriting new loans and for reviewing and managing risks associated with existing accounts. In addition, the

Banks and ING Bank furnish customer account information to the major consumer reporting agencies. The use of consumer reports by the Banks and ING Bank and furnishing of account information to the consumer reporting agencies is regulated under the FCRA on a uniform, nationwide basis. This includes restrictions on the ability of the Banks and ING Bank to share consumer report information with affiliates and to use customer account information shared by affiliates for a marketing purpose. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), extends the federal preemption of the FCRA permanently, although the law authorizes states to enact laws regulating certain subject matters so long as they are not inconsistent with the conduct required by the FCRA. The FACT Act also added new provisions to the FCRA designed to address the growing crime of identity theft and to improve the accuracy of consumer credit information. Generally, FCRA rulemaking and enforcement authority with respect to the Banks and ING Bank now resides with CFPB. In addition, the FCRA creates a limited private right of action for consumers to seek relief for certain violations for the FCRA.

Investment in the Company, the Banks and ING Bank

Certain acquisitions of our capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our capital stock in excess of the amount that can be acquired without regulatory approval. Each of the Banks and ING Bank is an “insured depository institution” within the meaning of the Change in Bank Control Act.

Consequently, federal law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25% of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires more than 10% of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations. Additionally, COBNA and CONA are “banks” within the meaning of Chapter 13 of Title 6.1 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (the “Financial Institution Holding Company Act”). The Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Virginia Bureau of Financial Institutions. Because ING Bank is a federal savings bank located in Delaware, acquisitions of interests in ING Bank are governed by Chapter 8 of Title 5 of the Delaware Code (the “Delaware Banking Code”). The Delaware Banking Code prohibits any person or entity from acquiring ownership or control of a federal savings bank located in Delaware, or its holding company if its holding company is located in Delaware, without making application to, and receiving prior approval from, the Delaware State Bank Commissioner.

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

Non-Bank Activities

Our non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Our insurance agency subsidiaries, for example, are regulated by state insurance regulatory agencies in the states in which we operate. Capital One Agency LLC is a licensed insurance agency that provides both personal and business insurance services to retail and commercial clients and is regulated by the New York State Insurance Department in its home state and by the state insurance regulatory agencies in the states in which it operates.

Capital One Investment Services LLC, Capital One Southcoast Capital, Inc. and ING DIRECT Investment, Inc. are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.

Capital One Asset Management LLC, which provides investment advice to institutions, foundations, endowments and high net worth individuals, is a registered investment adviser regulated under the Investment Advisers Act of 1940. Capital One Financial Advisors LLC is a New York-state registered investment adviser. ShareBuilder Advisors, LLC is an SEC-registered investment adviser that provides investment advice to retail customers.

Regulation of International Business by Non—U.S. Authorities

COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom and Canada.

United Kingdom

In the United Kingdom, COBNA operates through Capital One (Europe) plc (“COEP”), which was established in 2000. Effective December 1, 2010, COEP became an authorized payment institution regulated by the Financial Services Authority (the “FSA”) under the Payment Services Regulations 2009. COEP is a member of the Lending Code, which sets standards of good lending practice in relation to loans, credit cards and current account overdrafts. COEP is not a retail deposit-taker. COEP’s indirect parent, Capital One Global Corporation, is wholly-owned by COBNA and is subject to regulation as an “agreement corporation” under the Federal Reserve’s Regulation K.

In 2010, the U.K. Government announced plans to change the structure of financial regulation by the end of 2012. As part of this change, the FSA will cease to exist in its current form. The U.K. Government will create a new Prudential Regulatory Authority (the “PRA”), responsible for the day-to-day prudential supervision of financial institutions and a new Financial Conduct Authority (the “FCA”), responsible for the conduct of all financial services firms. The FSA commenced during 2011 the implementation of a “shadow” structure in preparation for these changes. In addition, a new Financial Policy Committee (the “FPC”) of the Court of Directors of the Bank of England will be established, which will look across the economy at the macroeconomic and financial issues that may threaten stability and address the risks it identifies. An Interim FPC was established in February 2011 and first met in June 2011.

In preparation for these changes, the U.K. Government conducted a range of related consultation work during 2011, in particular focusing on the respective roles and approach of the new regulatory bodies. The consultations included consideration of whether, in addition to the establishment of the FCA, PRA and FPC, the U.K.

consumer credit regime currently regulated by the Office of Fair Trading (“OFT”) should become the responsibility of a single regulator and/or whether the existing underlying legislative framework for consumer credit regulation (under the Consumer Credit Act 1974) should be replaced with a model similar to regulation of other retail financial services (under the Financial Services and Markets Act 2000). The consultations suggest that the U.K. Government intends that the FCA be a more engaged regulator, with involvement earlier in a product’s lifecycle. The U.K. Government has confirmed there is a consensus amongst consultation respondents in favor of transition to a single regulator of consumer credit (FCA being identified as the likely best regulatory body to perform this function). The U.K Government has also confirmed there was no clear consensus over potential changes to the underlying legislative framework regulating consumer credit. The U.K. Government has indicated that further policy development work is needed to enable it to make a determination on the future of consumer credit regulation.

Cross-border interchange fees are under scrutiny from the European Commission (“EC”) and the OFT. The timing of any final resolution of the matter by the EC or the OFT, which has suspended its own investigation into domestic interchange, is uncertain, but it is anticipated that the OFT will await the outcome of the EC court decision before concluding its own investigation, currently expected to be Spring 2012. If the EC decision is appealed to the European Court of Justice, we would expect the OFT to continue the suspension. An appeal to the European Court of Justice is unlikely to be decided before 2014.

In January 2012, the EC released a Green Paper that aims at identifying potential measures to create an integrated European market for card, internet and mobile payments. The current scope of the paper is broad and includes issues such as: market fragmentation; transparency and cost effective pricing of payment services; lack of standardization; interoperability between payment service providers; and security/privacy concerns of payment service users. The paper also looks at whether interchange arrangements create challenges for a fully integrated European market, which may increase the likelihood of further legislation in this area outside of the court process outlined above. The EC will review comments from interested parties, which are due April 2012, to decide next steps and what, if any, further regulation is required to create a single European market.

Following a referral by the OFT, the Competition Commission (the “CC”) launched a market investigation into the supply of Payment Protection Insurance (“PPI”) in the United Kingdom. The scope included PPI on mortgages, credit cards, unsecured loans (personal loans, motor loans and hire purchase) and secured loans. In October 2010, the CC published its final report on remedies, and the final Order was published in March 2011. Implementation of the main new remedies was split. The first phase was introduced in October 2011 and the second will be introduced in April 2012, with the April 2012 phase including a seven-day point of sale prohibition.

Following the dismissal of the British Bankers Association’s judicial review, firms, including COEP, have had to comply with new rules introduced by the FSA in December 2010 governing the handling of PPI complaints. The new rules have resulted in changes to the way that the industry handles PPI complaints and the associated media attention has led to a significant increase in PPI complaint volumes.

Canada

In Canada, COBNA operates as an authorized foreign bank pursuant to the Bank Act (Canada) (the “Bank Act”) and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). The primary regulator of Capital One Canada is the Office of the Superintendent of Financial Institutions Canada (“OSFI”). Other regulators include the Financial Consumer Agency of Canada (“FCAC”), the Office of the Privacy Commissioner of Canada, and the Financial Transactions and Reports Analysis Centre of Canada. Capital One Canada is subject to regulation under various Canadian federal laws, including the Bank Act and its regulations, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act and the Personal Information Protection and Electronic Documents Act.

In 2011, four new regulatory developments that affect credit cards issued by federally regulated financial institutions in Canada became effective. These amendments could increase our operational and compliance costs and affect the types and terms of products that we offer in Canada.

In January 2011, amendments to the Personal Investigations Act of Manitoba came into force (“Manitoba Amendments”). The Manitoba Amendments require credit grantors to take certain steps to verify a credit applicant’s identity before entering into or amending a credit agreement, following the placement of a security alert with a credit bureau.

In April 2011, the FCAC published its guidance on Consent for Increases in Credit Limits (“FCAC Guidance”). The FCAC Guidance sets out the FCAC Commissioner’s interpretation of the requirement under the Credit Business Practices (Banks, Authorized Foreign Banks, Trust and Loan Companies, Retail Associations, Canadian Insurance Companies and Foreign Insurance Companies) Regulations to obtain express consent from a borrower prior to increasing the credit limit on a credit card. The FCAC’s expectation is that credit card issuers obtain express consent from borrowers in each instance of a proposed credit limit increase by the issuer and that such consent is obtained at the time of the proposed credit limit increase. The FCAC Guidance became effective in July 2011.

In June 2011, the Bank Act was amended to allow for certain information that is to be provided in writing, to be satisfied by the provision of an electronic document. At the same time, the Electronic Documents (Banks and Bank Holding Companies) Regulations, which prescribe additional requirements for the provision of electronic documents, became effective. The additional requirements include obtaining customer consent to receive documents electronically and the provision of a notification to customers containing prescribed information. The amendments specify that customers may revoke consent at any time, and confirmations of such revocation must be provided without delay. The amendments also provide that if there is a reason to believe that a customer did not receive the electronic document, a paper document must be mailed.

In July 2010, amendments to the Financial Consumer Agency of Canada Act became effective, expanding the mandate of the FCAC to include monitoring and evaluating trends and consumer issues that may have an impact on consumers of financial products and services. In November 2011, the FCAC published a new Compliance Framework, which among other changes included amendments to the content, scope and frequency of existing reporting requirements and introduced a new requirement to self-report certain compliance issues. Some of the new reporting requirements were effective immediately, while others will be effective on April 1, 2012.

COMPETITION

Each of our business segments operates in a highly competitive environment, and we face competition in all aspects of our business from numerous bank and non-bank providers of financial services.

Our Credit Card business competes with international, national, regional and local issuers of Visa® and MasterCard® credit cards, as well as with American Express®, Discover Card® and, to a certain extent, issuers of debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features, and customer loyalty is often limited.

Our Consumer Banking and Commercial Banking businesses compete with national and state banks and direct banks for deposits, auto loans, mortgages and trust accounts and with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, mortgage banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-depository institutions that are able to offer these products and services. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. In addition, competition among direct banks is intense because online banking provides our customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.

Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition varies based on the types of clients, customers, industries and geographies served. With respect to some of our products and geographies and products, we compete globally and with respect to others, we compete on a regional basis. Our ability to compete depends, in part, on our ability to attract and retain our professional and other associates and on our reputation. In the current environment, customers are generally attracted to depository institutions that are perceived as stable, with solid liquidity and funding.

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

EMPLOYEES

A central part of our philosophy is to attract and retain a highly capable staff. We had 31,542 employees, whom we refer to as “associates,” as of December 31, 2011. None of our associates are covered under a collective bargaining agreement, and management considers our employee relations to be satisfactory.

ADDITIONAL INFORMATION

Geographic Diversity

Our consumer loan portfolios, including credit cards, are diversified across the United States with modest concentration in California, Texas, New York, Florida, Louisiana and Illinois. We also have credit card loans in the U.K. and Canada. Our commercial loans are concentrated in New York, Texas, Louisiana and New Jersey. See “MD&A—Credit Risk Profile” and “Note 22—Significant Concentration of Credit Risk” for additional information.

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

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. Over time, we have increasingly relied on third party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Total System Services Inc. (“TSYS”) for processing services for our North American and United Kingdom portfolios of consumer and small business credit card accounts, Fidelity National Information Services (“Fidelity”) for the Capital One banking systems and IBM Corporation for management of our North American data centers.

To protect our systems and technologies, we employ security, backup and recovery systems and generally require the same of our third-party service providers. In addition, we perform, or cause to be performed, a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services in an effort to ensure that any attacks on these platforms, systems and applications are unlikely to succeed. To date, to our knowledge, we have not been targeted with a direct, material cyber attack. We do not believe that the direct attacks we have seen have resulted in outside entities successfully penetrating our security controls.

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

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, expenses, capital measures, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the acquisition of ING Direct (the “ING Direct Transaction”) and the pending acquisition of HSBC’s U.S. credit card business (the “HSBC Transaction” and, with the ING Direct Transaction, the “Transactions”); and the assumptions that underlie these matters.

To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•

general economic and business conditions in the U.S., the U.K., Canada and our local markets, including conditions affecting employment levels, interest rates, consumer income and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•	the possibility that regulatory and other approvals and conditions to the HSBC Transaction are not obtained or satisfied on a timely basis or at all;

•	the possibility that modifications to the terms of the HSBC Transaction may be required in order to obtain or satisfy such approvals or conditions;

•	the possibility that we will not receive third-party consents necessary to fully realize the anticipated benefits of the HSBC Transaction;

•	the possibility that we may not fully realize the projected cost savings and other projected benefits of the Transactions;

•	changes in the anticipated timing for closing the HSBC Transaction;

•	difficulties and delays in integrating the assets and businesses acquired in the Transactions;

•	business disruption during the pendency of or following the Transactions;

•	diversion of management time on issues related to the Transactions, including integration of the assets and businesses acquired;

•	reputational risks and the reaction of customers and counterparties to the Transactions;

•	disruptions relating to the Transactions negatively impacting our ability to maintain relationships with customers, employees and suppliers;

•	changes in asset quality and credit risk as a result of the Transactions;

•

the accuracy of estimates and assumptions we use to determine the fair value of assets acquired and liabilities assumed in the Transactions, and the potential for our estimates or assumptions to change as additional information becomes available and we complete the accounting analysis of the Transactions;

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Business Risks

This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks of which we are aware at the time this Annual Report on Form 10-K has been filed, other risks may prove to be important in the future, including those that are not currently ascertainable. In addition to the factors discussed elsewhere in this Annual Report, other factors that could cause actual results to differ materially from our forward looking statements include:

The Current Business Environment, Including A Slow or Delayed Economic Recovery, May Adversely Affect Our Industry, Business, Results Of Operations And Capital Levels.

The recent global recession resulted in a general tightening in the credit markets, lower levels of liquidity, reduced asset values (including commercial properties), sharp and prolonged declines in residential home values and sales volumes, reduced business profits, increased rates of business and consumer repayment delinquency, increased rates of business and consumer bankruptcy, and increased and prolonged unemployment, some of which have had a negative impact on our results of operation. Although the overall economic recovery seems to be underway, it has remained modest and fragile. A recovery that is only shallow and very gradual, marked by continued elevated unemployment rates and reduced home prices, or another downturn, may have a material adverse effect on our financial condition and results of operations as customers default on their loans or maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.

In particular, we may face the following risks in connection with these events:

•

Adverse macroeconomic conditions may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which could have a negative impact on our results of operations. In addition, changes in consumer behavior, including decreased consumer spending and a shift in consumer payment behavior towards avoiding late fees, over-limit fees, finance charges and other fees, could have an adverse impact on our results of operations.

•	Increases in bankruptcies could cause increases in our charge-off rates, which could have a negative impact on our results of operations.

•	Our ability to recover debt that we have previously charged-off may be limited, which could have a negative impact on our results of operations.

•

The processes and models we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including assumptions and forecasts of economic conditions which may no longer be capable of accurate estimation in an unpredictable economic environment, which could have a negative impact on our results of operations.

•

Our ability to assess the creditworthiness of our customers may be impaired if the criteria or models we use to underwrite and manage our customers become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations.

•

Significant concern regarding the creditworthiness of some of the governments in Europe has contributed to volatility in the financial markets and led to greater economic uncertainty worldwide. Sovereign debt concerns in Europe could diminish economic recovery and lead to further stress in the financial markets, both globally and in the United States, which could have a negative impact on our financial results.

•

Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which could limit our access to funding. The interest rates that we pay on our securities are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Increased charge-offs, rising LIBOR and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding from other sources.

•

We have increased our reliance on deposit funding over the past several years, in particular with the acquisition of ING Direct, and an inability to accept or maintain deposits or to obtain other sources of funding could materially affect our liquidity position and our ability to fund our business. Many other financial institutions have also increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

•

Regulators, rating agencies or investors could change their standards regarding appropriate capital levels for banks in general or us in particular. If the new standards call for capital levels higher than the capital we have or that we anticipate, it could have negative impacts on our ability to lend or to grow deposits and on our business results.

•

Interest rates have remained at historically low levels for a prolonged period of time, and the flat yield curve associated with current interest rates generally leads to lower revenue and reduced margins because it limits our opportunity to increase the spread between asset yields and funding costs. The continued presence of a flat yield curve for a sustained period of time could have a material adverse effect on our earnings and our net interest margin.

•

The historically low interest rate environment also increases our exposure to prepayment risk, particularly with respect to the originated mortgage portfolio we acquired from ING Direct. Increased prepayments, refinancing or other factors would reduce expected revenue associated with mortgage assets and could also lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results.

Compliance With New And Existing Laws And Regulations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges.

There has been increased legislation and regulation with respect to the financial services industry in the last few years, and we expect that oversight of our business will continue to expand in scope and complexity. A wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership, and could result in negative publicity or damage to our reputation with regulators or the public. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase our costs and limit our ability to pursue certain business opportunities.

In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, as well as the related rules and regulations adopted by various regulatory agencies, could have a significant adverse impact on our business, results of operations or financial condition. The Dodd-Frank Act is a comprehensive financial reform act that requires, among other things, enhanced prudential standards (including capital and liquidity requirements), enhanced supervision (including stress testing), recovery and resolution planning (often referred to as “living wills”), prohibitions on proprietary trading and increased transparency and regulation of derivatives trading. The Dodd-Frank Act also provides heightened expectations for risk management and regulatory oversight of all aspects of large financial institutions, including us. Many aspects of the law remain to be implemented under the rulemaking and regulatory authority of the SEC, the CFTC and federal banking regulators. Although it is clear that the Dodd-Frank Act will materially impact large financial institutions like us, the ultimate effect and scope of that impact may not be understood for years. Though some aspects of the Dodd-Frank Act will clearly have a significant impact on our financial condition or results of operations, other aspects of the law may not apply to us. Nevertheless, the law will increase our need to build new compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. The cumulative impact will include higher expectations for capital and liquidity, as discussed in more detail below under the header “We May Not Be Able to Maintain Adequate Capital Levels or Liquidity, Which Could have a Negative Impact on Our Financial Results,” and higher operational costs once regulators fully implement the law. In addition, U.S. government agencies charged with adopting rules and regulations under the Dodd-Frank Act may do so in an unforeseen manner, including ways that potentially expand the reach of the legislation more than as initially contemplated.

There are a number of other provisions in the Dodd-Frank act that will impact our business, including:

•

The Dodd-Frank Act created a new independent supervisory body, the Consumer Financial Protection Bureau (the “CFPB”) that became the primary regulator for federal consumer financial statutes on July 21, 2011. Rule writing authority for specified consumer financial statutes transferred to CFPB from other federal regulators. In addition, supervisory authority for consumer compliance over various institutions, including us, was transferred to the CFPB. State attorneys general will be authorized to enforce new regulations issued by the CFPB. Although state consumer financial laws will continue to be preempted under the National Bank Act under the existing standard set forth in the Supreme Court decision in Barnett Bank of Marion County, N.A. v. Nelson, OCC determinations of such preemption must be on a case-by-case basis, and courts reviewing the OCC’s preemption determinations will now consider the appropriateness of those determinations under a different standard of judicial review. As a result, state consumer financial laws enacted in the future that might previously have been preempted may be held to apply to our business activities. The cost of complying with these additional laws could have a negative impact on our financial results.

•

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. On June 29, 2011, the Federal Reserve adopted a final rule and an interim final rule implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rule limits interchange fees per debit card transaction to $.21 plus five basis points of the transaction amount and provides, through the interim final rule, for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. These rules will negatively impact revenue from our debit card business.

•

Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013. Also, the Dodd-Frank Act will most likely subject us to the supervision of regulatory agencies that historically have not regulated our businesses, such as the Commodity Futures Trading Commission with respect to our derivatives activities. These provisions could have an adverse impact on our results of operations or financial condition by increasing our cost of funding, our cost of capital or our cost of complying with applicable laws and regulations.

The Credit CARD Act (amending the Truth-in-Lending Act) and related changes to Regulation Z impose a number of restrictions on credit card practices impacting rates and fees and also update the disclosures required for open-end credit. Overlimit fees may not be imposed without prior consent of the customer, and the number of such fees that can be charged for the same violation is constrained. The amount of any penalty fee or charge must be “reasonable and proportional” to the violation. In addition, the ability of a card issuer to increase rates charged on pre-existing card balances has been significantly restricted. Card issuers are generally prohibited from raising rates on pre-existing balances when generally prevailing interest rates change. Moreover, the circumstances under which a card issuer can raise the interest rate on pre-existing balances of a customer whose risk of default increases are restricted. As a result, the rules implementing the Credit CARD Act could make the card business generally less resilient in future economic downturns.

Under the various state and federal statutes and regulations, we are required to observe various data security and privacy-related requirements, including establishing information security and data security breach response programs and properly authenticating customers before processing or enabling certain types of transactions or interactions. Future federal and state legislation and regulation could further restrict how we collect, use, share and secure customer information. The failure to observe any one or more of these requirements could subject us to litigation or enforcement actions and impact some of our current or planned business initiatives.

Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, but not stockholders. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth and capital levels. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the laws and regulations to which we are subject, please refer to “Supervision and Regulation” in “Item 1. Business.”

We May Experience Increased Delinquencies And Credit Losses.

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of non-performing loans, higher bankruptcy rates, lower collateral values or elevated unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•

Missed Payments. Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt), causing a long-term rise in delinquencies and charge-offs.

•

Estimates of Inherent losses. The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolios. This process, which is critical to our financial results and condition, requires complex judgments, including forecasts of economic conditions. We may underestimate our inherent losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and inadequate allowance for loan and lease losses. In addition, our estimate of inherent losses impacts the amount of allowances we build to account for those losses. In cases where we modify a loan, if the modifications do not perform as anticipated we may be required to build additional allowance on these loans. The increase or release of allowances impacts our current financial results.

•

Underwriting. Our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate), our credit losses may increase and our returns may deteriorate.

•

Business Mix. Our business mix could change in ways that could adversely affect credit losses. We engage in a diverse mix of businesses with a broad range of credit loss characteristics. Consequently, changes in our business mix may change our charge-off rate.

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

•

Collateral. Collateral, when we have it, could be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Particularly with respect to our commercial lending and home loan activities, decreases in real estate values adversely affect the value of property used as collateral for our loans and investments. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments.

•

New York Concentration. Although our lending is geographically diversified, approximately 48% of our commercial loan portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in the New York region could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations.

We May Experience Increased Losses Associated With Mortgage Repurchases and Indemnification Obligations.

Certain of our subsidiaries, including GreenPoint Mortgage Funding, Inc. (“GreenPoint”), Capital One Home Loans and Capital One, N.A., as successor to Chevy Chase Bank, may be required to repurchase mortgage loans that have been sold to investors in the event there are certain breaches of certain representations and warranties contained within the sales agreements. We may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. These subsidiaries also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by our originating subsidiaries. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our mortgage loan repurchase and indemnification obligations and related reserves and our estimate of the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels as of December 31, 2011, see “Note 21—Commitments, Contingencies and Guarantees.”

We May Not Be Able to Maintain Adequate Capital Levels or Liquidity, Which Could Have a Negative Impact on Our Financial Results.

As a result of the Dodd-Frank Act and international accords, financial institutions will become subject to new and increased capital and liquidity requirements. Although it is not yet clear what form these requirements will take or how they will apply to us, it is possible that we could be required to increase our capital levels above the levels in our current financial plans. These new requirements could have a negative impact on our ability to lend, grow deposit balances or make acquisitions and on our ability to make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity.

Recent developments in capital and liquidity requirements that may impact us include the following:

•

In December 2010, the Basel Committee on Banking Supervision published a final framework (commonly known as Basel III) on capital and liquidity. The key elements of the capital proposal include: raising the quality, consistency and transparency of the capital base; strengthening the risk coverage of the capital framework; introducing a leverage ratio that is different from the U.S. leverage ratio measures; promoting the build-up of capital buffers; and imposing a capital surcharge for global systemically important institutions. The liquidity framework includes two standards for liquidity risk supervision, one standard promoting short-term resilience and the other promoting longer-term resilience. How U.S. banking regulations will be modified to reflect these international standards remains unclear, particularly given the forthcoming capital and other prudential requirement regulations under the Dodd-Frank Act and the current Prompt Corrective Action framework. We expect, however, that minimum capital and liquidity requirements for us and other institutions will increase as a result of Basel III, the Dodd-Frank Act and related activity.

•

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or CCAR). Under the rules, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy and the ability of the bank holding company to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters.

•

Because we are a consolidated bank holding company with consolidated assets of $50 billion or greater, we are subject to certain heightened prudential standards under the Dodd-Frank Act, including requirements that may be recommended by the Financial Stability Oversight Council and implemented by the Federal Reserve. As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits and liquidity requirements. In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential requirements, including a detailed liquidity framework. If finalized as proposed, these requirements would increase our liquidity requirements and associated compliance and operational costs.

•

The Basel II final rules as implemented in the United States are mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. We expect to become subject to these rules at the end of 2012 as a result of the acquisition of ING Direct. Prior to full implementation of the Basel II framework, organizations must complete a qualification period of four consecutive quarters, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. Based on current growth estimates, we would expect to enter parallel run January 1, 2015. This will require completing a written implementation plan and building processes and systems to comply with the rules. Compliance with the Basel II rules will require a material investment of resources. In addition, our current analysis suggests that our risk-weighted assets will increase under the Basel II framework, and therefore we would need to hold more regulatory capital in order to maintain a given capital ratio.

See “Item 1. Business—Supervision and Regulation” for additional information.

We Face Risk Related To Our Operational, Technological And Organizational Infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire necessary operational, technological and organizational infrastructure. We are in the process of completing significant development projects to complete the systems integration of prior acquisitions and to build a scalable infrastructure in both our Retail Banking and Commercial Banking businesses. We anticipate making additional infrastructure changes and upgrades in connection with the integration of ING Direct and the pending acquisition of HSBC’s U.S. credit card business. Our pending acquisition of the HSBC U.S. credit card business in particular involves the transfer of intellectual property, servicing platforms, infrastructure, contact centers and a significant number of employees. We expect that decoupling and transitioning these assets, infrastructure and systems from HSBC’s current systems and operations and integrating them into our own business operations will be a highly complex process. These infrastructure changes, upgrades and integrations may cause disruptions to our existing and acquired businesses, including, but not limited to, systems interruptions, transaction processing errors, interruptions to collection processes and system conversion delays, all of which could have a negative impact on us. In addition, we expect to enter into numerous transitional service arrangements with HSBC entities that will provide for services associated with the decoupling and transition of the business. Under these arrangements, HSBC will provide certain services to us and we will provide certain services to HSBC. These transitional service arrangements will continue for various dates until the separation of the business from HSBC is complete, and during that time we will rely on the ability of the applicable HSBC entities to provide these services. The complexities and requirements of these arrangements will increase the operational risk associated with the transition and integration of the business, and this increased risk could lead to unanticipated expenses, disruptions to our operations or other adverse consequences.

While we expect the pending acquisition of HSBC’s U.S. credit card business will close in the second quarter of 2012, the complexities of the decoupling and transition could present risks of delay to our anticipated closing timing. Any significant delay in closing the acquisition could have a negative impact on our results of operations due to increased costs or a delay in our realization of the anticipated benefits of the acquisition.

Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of our company and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems which we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality and reliability of our operational and technology systems. Any disruptions or failures of our operational and technology systems, including those associated with improvements or modifications to such systems, could cause us to be unable to market and manage our products and services or to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations.

In some cases, we and the businesses we are acquiring outsource the maintenance and development of operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Any increase in the amount of our infrastructure that we outsource to third parties may increase our exposure to these risks.

In addition, our on-going investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly acquired businesses such as ING Direct and HSBC’s U.S. credit card business and establish scalable operations, may increase our expenses. Further, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.

We Could Incur Increased Costs or Reductions In Revenue Or Suffer Reputational Damage In the Event Of The Theft, Loss or Misuse Of Information, Including As A Result Of A Cyber-Attack.

Our products and services involve the gathering, storage and transmission of sensitive information regarding our customers and their accounts. Our ability to provide such products and services, many of which are web-based, relies upon the management and safeguarding of information, software, methodologies and business secrets. To provide these products and services, we use information systems and infrastructure that we and third party service providers operate. We also have arrangements in place with retail partners and other third parties where we share and receive information about their customers who are or may become our customers. As a financial institution, we also are subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs. If unauthorized persons were somehow to get access to personal, confidential or proprietary information, including customer information, in our possession or to our proprietary information, software, methodologies and business secrets, it could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services that could adversely affect our business.

Information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers may use computers, personal smartphones, tablet PC’s and other mobile devices that are beyond our security control systems. Although we believe we have a robust suite of authentication and layered information security controls, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or other attacks that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary or other information, including their access credential to accounts with online functionality, or that could result in disruptions to the business operations of us or our customers or other third parties. Further, a breach or attack affecting one of our third-party service providers or partners could impact us through no fault of our own.

Because the methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures. Should a cyber-attack against us succeed on any material scale, market perception of the effectiveness of our security measures could be harmed, and we could face the aforementioned risks. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

The Growth Of Our Online Banking Business Presents Certain Risks.

As a result of our strategic decisions and recent acquisitions, including ING Direct, we have grown our online banking business significantly over the past few years. Today, we operate one of the largest online banking businesses in the world, with over $128 billion in deposits as of December 31, 2011. While online banking represents a significant opportunity for customers in terms of greater and more flexible access to banking services at reduced costs, it also presents significant risks. In addition to the software, infrastructure and cyber-attack risks discussed above, we face risks related to online banking, including:

•

We face strong competition in the online banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. When general economic conditions improve, new competitors may forcefully enter the market and pursue a discount pricing strategy in order to attract loan origination volume, particularly if the new entrants target high quality loans. In addition, the effects of a competitive environment may be exacerbated by the flexibility of online banking and the increasing financial and technological sophistication of our customer base. Customers could close their online accounts or reduce balances or deposits in favor of products and services offered by competitors. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation. For example, once we transition from the “ING Direct” brand for the online banking business we recently acquired, the new brand may not be as readily accepted by customers as we anticipate, and these customers may not accept our branding, image, name, reputation, policies or level of service or may be dissatisfied with perceived differences regarding how they manage their online accounts after the transition, and as a result may transfer their accounts and business to a competitor.

•

Our online businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Third parties with which we do business could also be sources of operational risk, particularly in the event of breakdowns or failures of such parties’ own systems. Any of these occurrences could diminish our ability to operate one or more of our online banking businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could result in a material adverse effect. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, cyber-attacks, as discussed above, natural disasters, other damage to property or physical assets or events arising from local or larger scale politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to us.

We May Fail To Realize All Of The Anticipated Benefits Of Our Mergers And Acquisitions, Which Failure Could Result in Adverse Effects On Our Results Of Operations or Dilution Of Our Common Stockholders.

We have engaged in merger and acquisition activity over the past several years and may continue to engage in such activity in the future. We have explored, and expect to continue to explore, opportunities to acquire financial services companies and financial assets and to enter into strategic partnerships as part of our growth strategy. For example, as described under “Recent Acquisition and Disposition Activity—ING Direct,” we announced the ING Direct acquisition in June 2011 and the acquisition of HSBC’s U.S. credit card business in August 2011. In addition, we entered into credit card partnership agreements with, Kohl’s Corp., Sony Corporation and Hudson’s Bay Company during the past two years, including the acquisition of the related credit card loan portfolios, and we acquired Chevy Chase Bank in February 2009. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships and selected acquisitions of financial institutions and other financial assets, including credit card and other loan portfolios.

Any merger, acquisition or strategic partnership we undertake will entail certain risks, which may materially and adversely affect our results of operations. If we experience greater than anticipated costs to integrate acquired businesses into our existing operations or are not able to achieve the anticipated benefits of any merger, acquisition or strategic partnership, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of any merger, acquisition or strategic partnership. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period.

In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership, including the ING Direct acquisition and the pending acquisition of HSBC’s U.S. credit card businesses:

•

New Businesses and Geographic or Other Markets. Our merger, acquisition or strategic partnership activity may involve our entry into new businesses and new geographic areas or other markets which present risks resulting from our relative inexperience in these new businesses or markets. These new businesses or markets may change the overall character of our consolidated portfolio of businesses and could react differently to economic and other external factors. We face the risk that we will not be successful in these new businesses or in these new markets.

•

Identification and Assessment of Merger and Acquisition Targets and Deployment of Acquired Assets. We cannot assure you that we will identify or acquire suitable financial assets or institutions to supplement our organic growth through acquisitions or strategic partnerships. In addition, we may incorrectly assess the asset quality and value of the particular assets or institutions we acquire. Further, our ability to achieve the anticipated benefits of any merger, acquisition or strategic partnership will depend on our ability to assess the asset quality and value of the particular assets or institutions we partner with, merge with or acquire. We may be unable to profitably deploy any assets we acquire.

•

Regulatory Approval. Any future and pending merger or acquisition may be subject to regulatory or governmental approvals, which will require, among other things, review of our resulting financial condition, our ability to manage our resulting size, competitive considerations and our service to the community. We cannot assure you that we will receive any regulatory or governmental approvals. If such regulatory approvals of a merger or acquisition are not granted or are granted with conditions that become applicable to the parties, delayed or failed implementation of our strategic objectives could result, including failure to realize the anticipated benefits of the proposed merger or acquisition. In addition, governmental authorities from which approvals are typically required frequently have broad discretion in administering governing regulations. These governmental authorities may impose requirements, limitations or costs, or require divestitures or place restrictions on the conduct of our or another party’s business after the completion of merger or acquisition transaction.

•

Dilutive Issuances. We may issue common stock, other equity securities or debt in connection with future mergers and acquisitions, including in public offerings to fund such mergers and acquisitions or to provide adequate capital for the additional assets acquired. Issuances of our common stock, other equity securities or debt, whether as consideration for such mergers or acquisitions or to raise necessary funds or capital, may have a dilutive effect on earnings per share and our common stockholders’ equity.

•

Accuracy of Assumptions. In connection with any merger, acquisition or strategic partnership, we may make certain assumptions relating to the proposed merger or acquisition that may be, or may prove to be, inaccurate, including as the result of the failure to realize the expected benefits of any merger, acquisition or strategic partnership. The inaccuracy of any assumptions we may make could result in unanticipated consequences that could have a material adverse effect on our results of operations or financial condition. Assumptions we might make when considering a proposed merger, acquisition or strategic partnership may relate to numerous matters, including:

—	projections of a target or partner company’s future net income and our earnings per share;

—	our ability to issue equity and debt to complete any merger or acquisition;

—	our expected capital structure and capital ratios after any merger, acquisition or strategic partnership;

—	projections as to the amount of future loan losses in any target or partner company’s portfolio;

—	the amount of goodwill and intangibles that will result from any merger, acquisition or strategic partnership;

—	certain purchase accounting adjustments that we expect will be recorded in our financial statements in connection with any merger, acquisition or strategic partnership;

—	cost, deposit, cross-selling and balance sheet synergies in connection with any merger, acquisition or strategic partnership;

—	merger, acquisition or strategic partnership costs, including restructuring charges and transaction costs;

—	our ability to maintain, develop and deepen relationships with customers of a target or partner company;

—	our ability to grow a target or partner company’s customer deposits and manage a target or partner company’s assets and liabilities;

—	higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that adversely affect the combined company following any merger or acquisition transaction;

—	the extent and nature of regulatory oversight over a target or partner company;

—	projected or expected tax benefits or assets;

—	accounting matters related to the target or partner company, including accuracy of assumptions and estimates used in preparation of financial statements such as those used to determine allowance for loan losses, fair value of certain assets and liabilities, securities impairment and realization of deferred tax assets;

—	our expectations regarding macroeconomic conditions, including the unemployment rate, housing prices, the interest rate environment, the shape of the yield curve, inflation and other economic indicators; and other financial and strategic risks associated with any merger or acquisition.

•

Target Specific Risk. Assets and companies that we acquire will have their own risks that are specific to a particular asset or company. These risks include, but are not limited to, particular or specific regulatory, accounting, operational, reputational and industry risks, any of which could have a material adverse effect on our results of operations or financial condition. Indemnification rights, if any, may be insufficient to compensate us for any losses or damages resulting from such risks. In addition to regulatory approvals discussed above, certain of our merger, acquisitions or partnership activity may require third-party consents in order for us to fully realize the anticipated benefits of any such transaction.

•

Termination Fees. Termination of agreements relating to the acquisition of an entity or assets, or merger with another entity, may, under certain circumstances, result in termination fees that could have a material adverse effect on our results of operations or financial condition.

Reputational Risk and Social Factors May Impact Our Results.

Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business practices or our financial health. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, inadequate protection of customer information, or sales and marketing, and from actions taken by regulators or other persons in response to such conduct.

In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by accountholders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding consumer debt, including credit card use, and changing attitudes about the stigma of bankruptcy. If consumers develop or maintain negative attitudes about incurring debt, or if consumption trends decline, our business and financial results will be negatively affected.

Damage To Our Brands Could Impact Our Financial Performance.

Our brands have historically been very important to us. As with many financial services institutions, maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high-quality products and services. Negative public perception of our brands could result from actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance and the use and protection of customer information, as well as from actions taken by government regulators and community organizations in response to that conduct. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, results of operations and financial condition could be materially and adversely affected. Our online banking brands may also be negatively impacted by a number of factors, including service outages, product malfunctions, data privacy, lack of training, security issues and integration difficulties from recent acquisitions.

We Face Intense Competition in All of Our Markets.

We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify. We face intense competition both in making loans and attracting deposits. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality of our customer service. Price competition for loans might result in origination of fewer loans or earning less on our loans. We expect that competition will continue to increase with respect to most of our products. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. In addition, some of our competitors are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.

We have recently expanded our partnership business with the addition of Kohl’s, Hudson’s Bay Company and Sony, and we expect to add a significant number of partnerships with the pending acquisition of HSBC’s U.S. credit card business. The market for key business partners, especially in the Card business, is very competitive, and we cannot assure you that we will be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships. The loss of any of our business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.

In such a competitive environment, we may lose entire accounts or may lose account balances to competing firms, or we may find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, customer attrition from our deposit products, in addition to an increase in rates or services that we may offer to retain those deposits, may increase our expenses and therefore reduce our earnings.

If We Do Not Adjust to Rapid Changes in the Financial Services Industry, Our Financial Performance May Suffer.

Our ability to deliver to stockholders strong financial performance and returns on investment will depend in part on our ability to expand the scope of available financial services to meet the needs and demands of our customers. With our recent acquisition of ING Direct and our pending acquisition of HSBC’s U.S. credit card business, we expect to market new products to our growing customer base. Our ability to sell more products to customers is a key part of our strategy to grow revenue and earnings. Many of our competitors are also focusing on cross-selling, which could limit our ability to execute our cross-sell strategy or require lower interest rates or fees on our lending products or offer higher interest rates on deposits, as well as affect our ability to maintain existing customers. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers.

Fluctuations in Market Interest Rates Or Volatility in the Capital Markets Could Adversely Affect Our Revenue and Expense, the Value of Assets and Obligations, Our Cost of Capital or Our Liquidity.

Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the capital markets. Changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Finally, such market changes could also have a negative impact on the valuation of assets for which we provide servicing.

We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes. We take risk mitigation actions based on those assessments. We face the risk that changes in interest rates could materially reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed. See “MD&A—Market Risk Management” for additional information.

Our Business Could Be Negatively Affected If It Is Unable to Attract, Retain and Motivate Skilled Senior Leaders.

Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of our business. The executive compensation provisions of the Dodd-Frank Act and the regulations issued thereunder, and any further legislation, regulation or regulatory guidance restricting executive compensation, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with whom we compete for talent. If we are unable to retain talented senior leadership, our business could be negatively affected.

Our Businesses are Subject to the Risk of Increased Litigation.

Our businesses are subject to increased litigation risks as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry, the structure of the credit card industry and business practices in the mortgage lending business. Substantial legal liability against us could have a material adverse effect or cause significant reputational harm to us, which could seriously harm our business. For a description of the litigation risks that we face, see “Note 21—Commitments, Contingencies and Guarantees.”

We Face Risks from Unpredictable Catastrophic Events.

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

We Face Risks from the Use of Estimates in Our Financial Statements.

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

Our Ability To Receive Dividends From Our Subsidiaries Could Affect Our Liquidity And Ability To Pay Dividends.

We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our direct and indirect subsidiaries, including our bank subsidiaries, have represented a major source of funds for us to pay dividends on our common stock, make payments on corporate debt securities and meet other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common stockholders, to make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, financial position or perception of financial health.

The Soundness of Other Financial Institutions Could Adversely Affect Us.

Our ability to engage in routine funding and other transactions could be adversely affected by the stability and actions of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, servicing, counterparty and other relationships. With our recent acquisition of ING Direct and our pending acquisition of HSBC’s U.S. credit card businesses, we have exposure to increasing numbers of financial institutions and counterparties. These counterparties include institutions and counterparties that may be exposed to various risks over which we have little or no control, including European or U.S. sovereign debt that is currently or may become in the future subject to significant price pressure, rating agency downgrade or default risk.

In addition, we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.

Likewise, adverse developments affecting the overall strength and soundness of our competitors, the financial services industry as a whole and the general economic climate or sovereign debt could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships also could negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate real estate portfolio is used to support our business segments. We own our 587,000 square foot headquarters building in McLean, Virginia which houses our executive offices and northern Virginia staff. We own approximately 316 acres of land in Goochland County, Virginia which contains nearly 1.2 million square feet of office space to house various business and staff groups. Additionally, we own 139 acres of land in Plano, Texas which includes nearly 600,000 square feet of office space to support our Auto Finance business and other functions.

Our Commercial and Consumer Banking segments utilize approximately 3.1 million square feet in owned properties and 3.0 million square feet in leased locations across the District of Columbia, Louisiana, New Jersey, Maryland, New York, Texas and Virginia for office and branch operations.

Our corporate real estate portfolio also includes leased or owned space totaling, in the aggregate, 3.4 million square feet in Richmond, Toronto, Melville, New York City and various other locations.

Item 3. Legal Proceedings

The information required by Item 3 is included in “Note 21—Commitments, Contingencies and Guarantees.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2012, there were 15,242 holders of record of our common stock. The table below presents the high and low closing sales prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Sales Price		Cash Dividends
Quarter Ended	High	Low
2011:
December 31	$47.07	$37.75	$0.05
September 30	54.31	37.63	0.05
June 30	56.21	47.87	0.05
March 31	52.76	43.68	0.05
2010:
December 31	$42.78	$36.55	$0.05
September 30	45.00	37.12	0.05
June 30	46.73	38.02	0.05
March 31	43.02	34.63	0.05

Dividend Restrictions

For information regarding our ability to pay dividends, see the discussion under “Item 1. Business—Supervision and Regulation—Dividends and Transfers of Funds,” “MD&A—Capital Management—Dividend Policy,” and “Note 13—Regulatory and Capital Adequacy,” which we incorporate herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III of this report under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Common Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared with an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2006, and ending December 31, 2011. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return

(Capital One, S&P 500 Index and S&P Financial Index)

	2006	2007	2008	2009	2010	2011
Capital One	$100.00	$61.62	$43.02	$53.30	$59.47	$59.35
S&P 500 Index	100.00	103.53	63.69	78.62	88.67	88.67
S&P Financial Index	100.00	79.16	34.08	39.12	43.36	35.38

Recent Sales of Unregistered Securities

We did not have any sales of unregistered equity securities in 2011. On June 16, 2011, we entered into a purchase and sale agreement with the ING Sellers to acquire ING Direct. On February 17, 2012, in connection with the closing of the acquisition, we issued 54,028,086 shares of common stock to ING Bank N.V. as partial consideration for the acquisition in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock during the fourth quarter of 2011.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
October 1-31, 2011	22,309	$45.44	—	$—
November 1-30, 2011	—	—	—	—
December 1-31, 2011	2,313	46.07	—	—

Total	24,622	$45.50	—	—

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 6. Selected Financial Data

We prepare our consolidated financial statements using generally accepted accounting principles in the U.S. (“U.S. GAAP”), which we refer to as our reported results. Below we present selected consolidated financial data from our reported results of operations for the five-year period ended December 31, 2011, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Certain prior period amounts have been reclassified to conform to the current period presentation. The historical financial information presented may not be indicative of our future performance.

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

Effective January 1, 2010, we prospectively adopted two new accounting standards related to the transfer and servicing of financial assets and consolidations that changed how we account for our securitization trusts. The adoption of these new accounting standards, which we refer to in this Report as “new consolidation accounting standards,” resulted in the consolidation of substantially all of our securitization trusts. As a result, our reported and managed based presentations are generally comparable for periods beginning after January 1, 2010. See “MD&A—Supplemental Tables” and “Exhibit 99.1” for additional information on our non-GAAP measures.

Five-Year Summary of Selected Financial Data

						Change
	Year Ended December 31,					2011 vs.		2010 vs.
(Dollars in millions, except per share data)	2011	2010	2009(1)	2008	2007	2010		2009
Income statement
Interest income	$14,987	$15,353	$10,664	$11,112	$11,078	(2)%		44%
Interest expense	2,246	2,896	2,967	3,963	4,548	(22)		(2)

Net interest income	12,741	12,457	7,697	7,149	6,530	2		62
Non-interest income	3,538	3,714	5,286	6,744	8,054	(5)		(30)

Total revenue	16,279	16,171	12,983	13,893	14,584	1		25
Provision for loan and lease losses	2,360	3,907	4,230	5,101	2,636	(40)		(8)
Non-interest expense(2)	9,332	7,934	7,417	8,210	8,078	18		7

Income from continuing operations before income taxes	4,587	4,330	1,336	582	3,870	6		224
Income tax provision	1,334	1,280	349	497	1,278	4		267

Income from continuing operations, net of tax	3,253	3,050	987	85	2,592	7		209
Loss from discontinued operations, net of tax(3)	(106)	(307)	(103)	(131)	(1,022)	(65)		198

Net income (loss)	3,147	2,743	884	(46)	1,570	15		210
Preferred stock dividends, accretion of discount and other(4)	(26)	—	(564)	(33)	—	100		(100)

Net income (loss) available to common stockholders	$3,121	$2,743	$320	$(79)	$1,570	15%		757%

Common share statistics
Basic earnings per common share:
Income from continuing operations, net of tax	$7.08	$6.74	$0.99	$0.14	$6.64	5%		581%
Loss from discontinued operations, net of tax(3)	(0.23)	(0.67)	(0.24)	(0.35)	(2.62)	66		179

Net income (loss) per common share	$6.85	$6.07	$0.75	$(0.21)	$4.02	13%		709%

Diluted earnings per common share:
Income from continuing operations, net of tax	$7.03	$6.68	$0.98	$0.14	$6.55	5%		582%
Loss from discontinued operations, net of tax(3)	(0.23)	(0.67)	(0.24)	(0.35)	(2.58)	(66)		179

Net income (loss) per common share	$6.80	$6.01	$0.74	$(0.21)	$3.97	13%		712%

Dividends per common share	$0.20	$0.20	$0.53	$1.50	$0.11	—%		(62)%
Common dividend payout ratio	2.92%	3.32%	66.80%	722.06%	2.68%	(40	)bps	6,348	bps
Stock price per common share at period end	$42.29	$42.56	$38.34	$31.89	$47.26	(1)%		11%
Book value per common share at period end	64.51	58.62	59.04	68.38	65.18	10		(1)
Total market capitalization at period end	19,301	19,271	17,268	12,412	17,623	*	*	12

						Change
	Year Ended December 31,					2011 vs.		2010 vs.
	2011	2010	2009(1)	2008	2007	2010		2009
Average balances
Loans held for investment	$128,424	$128,526	$99,787	$98,971	$93,542	*	*%	29%
Interest-earning assets	175,341	175,741	145,310	133,084	121,420	*	*	21
Total assets	199,718	200,114	171,598	156,292	148,983	*	*	17
Interest-bearing deposits	109,644	104,743	103,078	82,736	73,765	5		2
Total deposits	126,694	119,010	115,601	93,508	85,212	6		3
Borrowings	38,022	49,620	23,522	31,096	30,102	(23)		111
Stockholders’ equity	28,579	24,941	26,606	25,278	25,203	15		(6)
Performance metrics
Purchase volume(5)	$135,120	$106,912	$102,068	$113,835	$115,181	26%		5%
Revenue margin(6)	9.28%	9.20%	8.94%	10.44%	12.01%	8	bps	26	bps
Net interest margin(7)	7.27	7.09	5.30	5.38	5.38	18		179
Net charge-off rate(8)	2.94	5.18	4.58	3.51	2.10	(224)		60
Return on average assets(9)	1.63	1.52	0.58	0.05	1.74	11		94
Return on average total stockholders’ equity(10)	11.38	12.23	3.71	0.34	10.28	(85)		852
Non-interest expense as a % of average loans held for investment(11)	7.27	6.17	7.43	8.30	8.64	110		(126)
Efficiency ratio(12)	57.33	49.06	56.21	52.29	54.44	827		(715)
Effective income tax rate	29.08	29.56	26.16	85.47	33.02	(48)		340
Full-time equivalent employees (in thousands), period end	30.5	25.7	25.9	23.7	27.0	19%		(1)%

						Change
	December 31,					2011 vs.		2010 vs.
	2011	2010	2009(1)	2008	2007	2010		2009
Balance sheet
Loans held for investment	$135,892	$125,947	$90,619	$101,018	$101,805	8%		39%
Interest-earning assets	179,817	172,024	139,724	141,386	128,725	5		23
Total assets	206,019	197,503	169,646	165,913	150,590	4		16
Interest-bearing deposits	109,945	107,162	102,370	97,327	71,715	3		5
Total deposits	128,226	122,210	115,809	108,621	82,761	5		6
Borrowings	39,561	41,796	21,014	23,178	37,526	(5)		99
Stockholders’ equity	29,666	26,541	26,590	26,612	24,294	12		*	*
Credit quality metrics
Period-end loans held for investment	$135,892	$125,947	$90,619	$101,018	$101,805	8%		39%
Allowance for loan and lease losses	4,250	5,628	4,127	4,524	2,963	(24)		36
Allowance as a % of loans held for investment	3.13%	4.47%	4.55%	4.48%	2.91%	(134	)bps	(8	)bps
30+ day performing delinquency rate	3.35	3.52	3.98	4.21	3.50	(17)		(46)
Capital ratios
Tier 1 common equity ratio(13)	9.7%	8.8%	10.6%	12.5%	8.8%	90	bps	(180	)bps
Tier 1 risk-based capital ratio(14)	12.0	11.6	13.8	13.8	10.1	40		(220)
Total risk-based capital ratio(15)	14.9	16.8	17.7	16.7	13.1	(190)		(90)
Tangible common equity (“TCE”) ratio(16)	8.2	6.9	8.0	5.6	5.8	130		(110)

						Change
	December 31,					2011 vs.		2010 vs.
	2011	2010	2009(1)	2008	2007	2010		2009
Managed metrics(17)
Average loans held for investment	$128,424	$128,622	$143,514	$147,812	$144,727	*	*%	(10)%
Average interest-earning assets	175,341	175,815	185,976	179,348	170,496	*	*	(5)
Period-end loans:
Period-end on-balance sheet loans held for investment	$135,892	$125,947	$90,619	$101,018	$101,805	8		39
Period-end off-balance sheet securitized loans	—	—	46,184	45,919	49,557	—		(100)

Total period-end managed loans	$135,892	$125,947	$136,803	$146,937	$151,362	8		(8)

Period-end total loan accounts (in millions)	70.0	37.4	37.8	45.4	49.1	87		(1)
30+ day performing delinquency rate	3.35%	3.52%	4.62%	4.38%	3.77%	(17	)bps	(110	)bps
Net charge-off rate	2.94	5.18	5.87	4.35	2.88	(224)		(69)
Non-interest expense as a % of average loans held for investment(11)	7.27	6.17	5.17	5.01	5.58	110		100
Efficiency ratio	57.33	49.06	43.35	43.14	47.30	827		571

**	Change is less than one percent.
(1)

Effective February 27, 2009, we acquired Chevy Chase Bank. Our financial results subsequent to February 27, 2009 include the operations of Chevy Chase Bank. While our 2011 and 2010 results include the full year impact of the Chevy Chase Bank acquisition, our 2009 results include only a partial year impact.

(2)	Non-interest expense for 2008 includes goodwill impairment of $811 million related to the Auto Finance division of our Consumer Banking business.
(3)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“Greenpoint”), which we closed in 2007.

(4)

Preferred stock dividends in 2009 and 2008 were attributable to our participation in the U.S. Department of Treasury’s Troubled Asset Relief Program (“TARP”). See “Note 12—Stockholders’ Equity” for additional information.

(5)	Consists of credit card purchase transactions for the period, net of returns. Excludes cash advance transactions.
(6)	Calculated based on total revenue for the period divided by average interest-earning assets for the period.
(7)	Calculated based on net interest income for the period divided by average interest-earning assets for the period.
(8)

Calculated based on net charge-offs for the period divided by average loans held for investment for the period. Average loans held for investment include purchased credit-impaired loans acquired as part of the Chevy Chase Bank acquisition

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
(13)

Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for `additional information, including the calculation of this ratio.

(14)

Tier 1 risk-based capital ratio is a regulatory measure calculated based on Tier 1 capital divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(15)

Total risk-based capital ratio is a regulatory measure calculated based on total risk-based capital divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(16)

Tangible common equity ratio (“TCE ratio”) is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(17)	See “MD&A—Supplemental Tables” in this report and Exhibit 99.1 for a reconciliation of non-GAAP managed measures to comparable U.S. GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with our audited consolidated financial statements as of December 31, 2011 and related notes. This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this report in “Item 1A. Risk Factors.”

INTRODUCTION

We are a diversified financial services holding company with banking and non-banking subsidiaries that offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. We continue to deliver on our strategy of combining the power of national scale lending and local scale banking.

We had $135.9 billion in total loans outstanding and $128.2 billion in deposits as of December 31, 2011, compared with $125.9 billion in total loans outstanding and $122.2 billion in deposits as of December 31, 2010.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers, merchant interchange fees with respect to certain credit card transactions, gains and losses and fees associated with the sale and servicing of loans. Our expenses primarily consist of the cost of funding our assets, our provision for loan and lease losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements and branch operations and expansion costs), marketing expenses and income taxes. We expect expenses associated with the integration of the ING Direct and the pending acquisition of the HSBC U.S. credit card business to represent a significant portion of our expenses in 2012.

Our principal operations are currently organized, for management reporting purposes, into three primary business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment are included in our “Other” category.

•

Credit Card: Consists of our domestic consumer and small business card lending, national small business lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and consumer home loan lending and servicing activities.

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our middle market customers typically include commercial and industrial companies with annual revenues between $10 million to $1.0 billion.

Table 1 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for 2011, 2010 and 2009. We provide a reconciliation of our total business segment results to our consolidated results using U.S. GAAP in “Note 20—Business Segments” of this Report.

Table 1: Business Segment Results

	Year Ended December 31,
	2011				2010				2009
	Total Revenue(1)		Net Income (Loss)(2)		Total Revenue(1)		Net Income (Loss)(2)		Total Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$10,431	64%	$2,277	70%	$10,614	66%	$2,274	75%	$11,289	67%	$978	99%
Consumer Banking	4,956	31	809	25	4,597	28	905	30	3,986	24	244	25
Commercial Banking	1,647	10	532	16	1,473	9	160	5	1,316	8	(213)	(22)
Other(3)	(755)	(5)	(365)	(11)	(507)	(3)	(289)	(10)	245	1	(22)	(2)

Total from continuing operations	$16,279	100%	$3,253	100%	$16,177	100%	$3,050	100%	$16,836	100%	$987	100%

(1)

Total revenue consists of net interest income and non-interest income. Total revenue displayed for 2009 is based on our non-GAAP managed basis results. For a reconciliation of this non-GAAP measure to the comparable U.S. GAAP measure, see Exhibit 99.1.

(2)	Net income (loss) for our business segments is based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 20—Business Segments.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

We continued to operate in an environment of elevated economic and regulatory uncertainty during 2011. The overall economic recovery remained modest and fragile. The unemployment rate remained persistently high and the housing market continued to struggle, due in part to the large backlog of homes in the foreclosure process and high rate of delinquent loans. The ongoing and expected development of new regulations and regulatory organizations resulting from the Dodd-Frank Act contributed to continued regulatory uncertainty. Despite the challenges presented by these conditions, we experienced loan growth and stabilization in credit performance during 2011.

Financial Highlights

We reported net income of $3.1 billion ($6.80 per diluted share) in 2011, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $2.7 billion ($6.01 per diluted share) in 2010.

Our capital levels continued to increase during 2011, with total stockholders’ equity up $3.1 billion from year-end 2010. Our Tier 1 risk-based capital ratio under Basel I was 12.0% as of December 31, 2011, up 40 basis points from December 31, 2010, and our Tier 1 common equity ratio, a non-GAAP measure, was 9.7% as of December 31, 2011, up 90 basis points from the prior year period, reflecting strong internal capital generation as well as the continued decline in the amount of disallowed deferred tax assets. Our stockholders’ equity and capital ratios as of December 31, 2011 do not reflect any impact from the equity forward sale agreements executed in July 2011 referenced below, as they had not been settled in whole or in part as of that date. We present the calculation of our regulatory capital ratios and a reconciliation of our supplemental non-GAAP capital measures below under “MD&A—Supplemental Tables.”

In 2011, we acquired HBC’s existing $1.4 billion credit card loan portfolio and Kohl’s existing $3.7 billion private-label credit card loan portfolio. In June 2011, we entered into a definitive agreement with the ING Sellers to acquire ING Direct and closed the acquisition on February 17, 2012. In addition, in August 2011 we entered into a purchase agreement with HSBC to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States for an estimated cash premium of $2.6 billion as of June 30, 2011. We provide additional information on the ING Direct and HSBC acquisitions below.

We took several actions during the year to manage the anticipated impact of the ING Direct acquisition on our market risk exposure and regulatory capital requirements. From the date we entered into the agreement to acquire ING Direct to early August 2011, interest rates declined substantially, which resulted in an increase in the estimated fair value of the ING Direct net assets and liabilities. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, in early August 2011, we entered into various interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. We subsequently rebalanced the hedge in October 2011 adding an additional $1 billion in notional principal for a total combined notional principal amount of approximately $24.8 billion. These combined swap transactions were intended to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in early 2012. Although the interest-rate swaps represented economic hedges, they were not designated for hedge accounting under U.S. GAAP. Therefore, we recorded changes in the fair value of these interest-rate swaps in earnings. In 2011, we recorded a mark-to-market loss of $277 million related to these interest-rate swaps, which was attributable to the decline in interest rates. This $277 million loss was largely offset by a gain of $259 million related to the sale of approximately $9.2 billion of investment securities, consisting predominantly of agency mortgage-backed securities (“MBS”). In conjunction with the acquisition of ING Direct on February 17, 2012, we terminated the $24.8 billion in interest-rate swaps related to the acquisition. At termination, the fair value of the swaps was a net loss of $355 million. Based on current estimates, we believe the interest-rate swaps related to the acquisition were effective in meeting our hedging objective. For additional information, see “Market Risk Profile” and “Note 11—Derivative Instruments and Hedging Activities.”

Below are additional highlights of our performance for 2011. These highlights generally are based on a comparison between our 2011 and 2010 results. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2011, compared with our financial condition and credit performance as of December 31, 2010. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our earnings of $3.1 billion in 2011 increased by $404 million, or 15%, from 2010. The increase in net income was primarily attributable to significantly lower credit costs due to improvements in loan credit quality. The increase in net income for 2011 also reflected a substantial reduction in the provision for mortgage repurchase losses for legacy mortgage-related representation and warranty claims. These factors were partially offset by higher operating expenses primarily due to continued investment in growing our businesses, accelerating the building of our infrastructure and increased marketing expenditures.

•

Total Loans: Period-end loans held for investment increased by $10.0 billion, or 8%, in 2011, to $135.9 billion as of December 31, 2011, from $125.9 billion as of December 31, 2010. The increase was primarily attributable to growth in our Credit Card, Commercial Banking, and Auto Finance businesses, which included the additions of the $1.4 billion HBC credit card loan portfolio in the first quarter of 2011 and the $3.7 billion Kohl’s private-label credit card loan portfolio in the second quarter of 2011. Excluding the impact of the additions of the HBC and Kohl’s credit card loan portfolios, total loans increased by $4.9 billion, or 4%, in 2011, due to strong purchase volume growth across the Domestic Card business, a significant increase in auto loan originations and steady loan growth in our Commercial Banking business. The impact from these factors was partially offset by the continued expected run-off of installment loans in our Credit Card business and legacy home loans in our Consumer Banking business, other loan paydowns and charge-offs.

•

Charge-off and Delinquency Statistics: Our net charge-off rate declined by 224 basis points to 2.94% in 2011, from 5.18% in 2010. The 30+ day delinquency rate also declined during the year to 3.95% as of December 31, 2011, from 4.23% as of December 31, 2010. The improvement in overall credit trends reflected the impact from strong underlying credit performance and tighter underwriting standards.

•

Allowance for Loan and Lease Losses: We reduced our allowance by $1.4 billion in 2011 to $4.3 billion as of December 31, 2011. In comparison, after taking into consideration the allowance build resulting from the January 1, 2010 adoption of the new consolidation accounting standards, we reduced our allowance by $2.8 billion in 2010. The significant reduction in the allowance release in 2011 from the allowance release in 2010 reflected the impact of stabilizing credit trends in 2011. While our net-charge off rate improved by 224 basis points in 2011 from 2010, the allowance coverage ratio decreased by only 134 basis points to 3.13% as of December 31, 2011, from 4.47% as of December 31, 2010.

•

Representation and Warranty Reserve: Our representation and warranty reserve totaled $943 million as of December 31, 2011, compared with $816 million as of December 31, 2010. This reserve, which relates to our mortgage loan repurchase exposure for legacy mortgage loans sold by our subsidiaries to various parties under contractual provisions that include various representations and warranties, reflects losses as of each balance sheet date that we consider to be both probable and reasonably estimable. We recorded a provision for this exposure of $212 million in 2011, compared with a provision of $636 million in 2010.

Business Segments

•

Credit Card: Our Credit Card business generated net income from continuing operations of $2.3 billion in 2011, the same level as net income from continuing operations in 2010. Our Credit Card business results for

2011 reflected the benefit from improved credit performance, which resulted in a significant decrease in the provision for loan and lease losses. The provision decrease, however, was offset by an increase in non-interest expense attributable to increased operating and integration costs related to the acquisitions of the credit card loan portfolios of Sony, HBC and Kohl’s and increased marketing expenditures. New account originations have continued to grow in our Credit Card business, due in part to these acquisitions.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $809 million in 2011, compared with net income from continuing operations of $905 million in 2010. The decrease in net income for 2011 reflected the impact of the absence of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 from the deconsolidation of certain option-adjustable rate mortgage trusts and an increase in the provision for loan and lease losses primarily attributable to growth in auto loans. These factors were partially offset by an increase in total revenue resulting from a shift in our loan product mix toward higher priced auto loans, coupled with lower cost deposit growth through our retail banking branches. Strong growth in auto loan originations during 2011 more than offset a continued run-off in legacy home loans.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $532 million in 2011, compared with net income from continuing operations of $160 million in 2010. The improvement in results for our Commercial Banking business reflected an increase in revenues, a modest decrease in non-interest expense and a decrease in the provision for loan and lease losses due to the improvement in credit quality. As a result of the improvement in credit quality, we reduced the allowance for loan and lease losses for our Commercial Banking business by $146 million during 2011 to $711 million as of December 31, 2011. We continued to experience steady loan and deposit growth in our Commercial Banking business.

Business Environment and Significant Recent Developments

Recent Business and Regulatory Developments

The challenging economic environment continued through 2011 due to concerns about the U.S. debt ceiling and subsequent downgrade of the U.S. debt, the continued elevated U.S. unemployment rate and the European debt crisis. These concerns resulted in increased economic uncertainty and market volatility. We believe actions we took in underwriting and managing our business through the recession, including focusing on our most resilient businesses, have continued to drive our strong credit performance. As a result, we believe our internal portfolio credit metrics remain strong, and expect normal seasonality to re-emerge after a long period of cyclical improvement in 2011. We provide more information on recent regulatory developments in “Supervision and Regulation” in “Item 1. Business” of this Report.

Acquisition-Related Developments

ING Direct

We completed the acquisition of ING Direct on February 17, 2012. The aggregate consideration paid was 54,028,086 shares of common stock and approximately $6.3 billion in cash. The ING Direct acquisition consists of assets, which include cash and cash equivalents, investment securities and loans with a total estimated fair value of $92.2 billion as of December 31, 2011 and deposits of approximately $83.0 billion as of December 31, 2011.

Equity and Debt Offerings

On July 19, 2011, we closed a public offering of four different series of our senior notes, for total proceeds of approximately $3.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014, $750 million aggregate principal amount of our 2.125% Senior Notes due 2014, $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

On February 16, 2012, we settled forward sale agreements that we entered into with certain counterparties acting as forward purchasers in connection with a public offering of shares of our common stock on July 19, 2011. Pursuant to the forward sale agreements, we issued 40 million shares of our common stock. After underwriter’s discounts and commissions, the net proceeds to the company were at a forward sale price per share of $48.17 for a total of approximately $1.9 billion.

We used the net proceeds of these offerings, along with cash sourced from current liquidity, to fund the $6.3 billion in cash consideration paid in connection with the ING Direct acquisition.

HSBC Acquisition— U.S. Credit Card Business

In August 2011, we entered into a purchase agreement to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States for a premium estimated at $2.6 billion as of June 30, 2011. We currently expect the HSBC acquisition to close in the second quarter of 2012, subject to customary closing conditions, including certain governmental clearances and approvals. Pursuant to the purchase agreement, we have the option, subject to certain conditions, to pay up to $750 million of the consideration to HSBC in the form of our common stock (valued at $39.23 per share).

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Annual Report on Form 10-K. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Item 1. Business” and “MD&A” of this report. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions, except for the forward-looking statements specifically discussing the ING Direct acquisition or the pending acquisition of HSBC’s U.S. credit card business, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in “Item 1. Business” of this report for factors that could materially influence our results.

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

We believe our actions have created a well-positioned balance sheet and capital and liquidity levels which have provided us with investment flexibility to take advantage of attractive opportunities and adjust, where we believe appropriate, to changing market conditions. Our existing loan portfolio returned to growth in the second half of 2011, reflecting seasonal consumer spending trends and increasing balances in our private-label partnerships. We expect loan balances to increase in 2012 with the addition of the ING Direct and HSBC loan portfolios. The timing and pace of expected loan growth, excluding growth from acquired loans, will depend on broader economic trends that impact overall consumer and commercial demand.

The growth in non-interest expenses in the 2011, which was more pronounced in the fourth quarter of 2011, was primarily due to the continued investment in growing our businesses and building our infrastructure. In 2012, we expect that operating expenses will increase significantly as a result of integration and direct operating costs associated with the acquisition of ING Direct and the pending acquisition of HSBC’s U.S. credit card business. We believe our marketing investments in 2011 were in equilibrium with current market opportunities. We expect that any changes in marketing expenditures in 2012 would be driven by changes in the level and attractiveness of market opportunities.

As noted above, we closed the acquisition of ING Direct in the first quarter of 2012 and expect to close the acquisition of the U.S. credit card business of HSBC in the second quarter of 2012. We expect these acquisitions will have a material impact on our reported results of operations and financial condition. While we continue to expect that the combined acquisitions will deliver compelling financial performance and strategic benefit in 2013 and beyond, we anticipate a potentially significant negative impact from the acquisitions to our 2012 earnings per share. The expected negative impact will result from, among other things, the impact to common shares outstanding resulting from our settlement of the equity forward sale agreements and the issuance of common stock to the ING Sellers in the first quarter of 2012 as well as an additional planned equity issuance of approximately $1.25 billion discussed below under “Capital Management—Pending HSBC U.S. Credit Card Business Acquisition,” integration and other merger related expenses, purchase accounting impacts and provision for loan losses as we build allowance for acquired current revolving credit accounts. Purchase accounting impacts include, for example, amortization of acquired intangible assets (such as core deposit intangibles, purchased credit card relationships and contract intangibles) and the amortization of fair value marks.

Business Segment Expectations

Credit Card Business

In Domestic Card, we returned to modest growth with expected seasonal patterns in the second half of 2011. New account growth is a leading indicator of future growth in loans and revenues as spending and balances build on these accounts over time. Because of the strong growth trends in purchase volumes and new accounts, we expect that our Domestic Card business will continue to post strong returns in 2012, with modest underlying growth reflecting seasonal patterns. We expect to add significant new customer relationships and loan portfolios with the acquisition of the HSBC U.S. credit card business, which we expect to close in the second quarter of 2012. After this initial increase in loan volumes, the HSBC U.S. credit card business acquisition may diminish our Domestic Card growth trajectory due to the expected run-off of portions of the HSBC credit card portfolio.

Consumer Banking Business

In our Consumer Banking business, we expect the strong 2011 trajectory in loans and revenues will continue in our Auto Finance business in 2012. We also believe we have reached a cyclical low point for Auto Finance charge-offs, and that seasonal patterns will drive quarterly credit trends in 2012. Our Retail Banking business added significant new customer relationships, loans and deposits with the acquisition of ING Direct, and we expect the acquisition will have a significant impact on Consumer Banking loan and deposit growth trajectories. We expect that the growth in auto loans will be more than offset by a sizeable run-off of the ING Direct home loan portfolio and the continuing run-off of our legacy home loan portfolio, which will drive a declining trend in Consumer Banking loan volumes.

Commercial Banking Business

Our Commercial Banking business continues to grow loans, deposits, and revenues as we attract new customers and deepen relationships with existing customers. Commercial Banking credit metrics improved and stabilized in 2011. Although we anticipate some quarterly fluctuations in nonperforming loan and charge-off rates, we expect our Commercial Banking business to continue the strong and steady performance trends it delivered throughout 2011.

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

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Loan loss reserves
•	Representation and warranty reserve
•	Asset impairment
•	Fair value
•	Derivative and hedge accounting
•	Income taxes

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Risk Committee of the Board of Directors.

Loan Loss Reserves

We maintain an allowance for loan and lease losses that represents management’s estimate of incurred credit losses inherent in our held-for investment loan portfolio as of each balance sheet date. We maintain a separate reserve for the uncollectible portion of billed finance charges and fees on credit card loans.

Allowance for Loan and Lease Losses

We have an established process, using analytical tools, benchmarks and management judgment, to determine our allowance for loan and lease losses. We calculate the allowance for loan and lease losses by estimating incurred losses for segments of our loan portfolio with similar risk characteristics. The allowance totaled $4.3 billion as of December 31, 2011, compared with $5.6 billion as of December 31, 2010.

We generally review and assess our allowance methodologies and adequacy of the allowance for loan and lease losses on a quarterly basis. Our assessment involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about unemployment rates, home prices, and the valuation of commercial properties, consumer real estate, and autos.

Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for loan and lease losses, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual credit loss experience may not be in line with our expectations. For example, as a result of improving credit performance trends during 2011 and 2010, charge-offs began to decrease and we recorded significant allowance releases of $1.4 billion in 2011 and $2.8 billion in 2010. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by impairment methodology, and changes in our allowance in “Note 6—Allowance for Loan and Lease Losses.”

Finance Charge and Fee Reserve

We recognize finance charges and fees on credit card loans as revenue when the amounts are billed to the customer and include these amounts in the loan balance, net of the estimated uncollectible amount of finance charges and fees. We continue to accrue finance charges and fees on credit card loans until the account is charged-off; however, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges billed but not expected to be collected and exclude this amount from revenue. Revenue was reduced by $371 million, $950 million and $2.1 billion in 2011, 2010 and 2009, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $74 million as of December 31, 2011, compared with $211 million as of December 31, 2010.

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

We determine the adequacy of the uncollectible finance charge and fee reserve on a quarterly basis, primarily based on the use of a roll-rate methodology. We refine our estimation process and key assumptions used in determining our loss reserves as additional information becomes available. In the third quarter of 2011, we revised the manner in which we estimate expected recoveries of finance charge and fee amounts previously considered to be uncollectible. Our revised recovery assumptions better reflect the post-recession pattern of relatively low delinquency roll-rates combined with increased recoveries of finance charges and fees previously considered uncollectible. This change in assumptions resulted in reduction in our uncollectible finance charge and fee reserves of approximately $83 million as of September 30, 2011, and in a corresponding increase in revenues. We also applied these revised assumptions to the estimated recovery of principal charge-offs in determining our allowance for loan and lease losses. The revision, however, had an insignificant impact on the overall determination of our allowance for lease and loan losses.

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

During 2010, we made significant refinements to our process for estimating our representation and warranty reserve, due primarily to increased counterparty activity and our ability to extend the timeframe, in most instances, over which we estimate the repurchase liability for mortgage loans sold by our subsidiaries to GSEs and those mortgage loans placed into Active Insured Securitizations to the full life of the mortgage loans. Prior to the second quarter of 2010, we generally estimated the amount of probable repurchase requests to be received over the next 12 months. As a result of these refinements, we recorded a substantial increase in our representation and warranty repurchase reserve in the first and second quarters of 2010. Approximately $407 million of the provision for representation and warranty reserves of $636 million recorded in 2010 resulted from the extension of our repurchase liability estimates to the full life of the loan effective in the second quarter of 2010. The remaining $229 million related primarily to changing counterparty activity in the form of updated estimates around active and probable litigation, most of which occurred in the first quarter of 2010.

Our aggregate representation and warranty mortgage repurchase reserves, which we report as a component of other liabilities in our consolidated balance sheets, totaled $943 million as of December 31, 2011, compared with $816 million as of December 31, 2010. The adequacy of the reserves and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). See “Consolidated Balance Sheet Analysis—Potential Mortgage Representation & Warranty Liabilities” below and “Note 21—Commitments, Contingencies and Guarantees” for additional information.

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

Goodwill and Other Intangible Assets

As a result of our acquisitions, principally Hibernia Corporation in 2005, North Fork Bancorporation in 2006, and Chevy Chase Bank in 2009, we have goodwill and other intangible assets. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We had goodwill of $13.6 billion recorded on our consolidated balance sheets as of December 31, 2011 and 2010, respectively. Other intangible assets consist primarily of core deposit intangibles. Other intangible assets, which we report on our consolidated balance sheets as a component of other assets, totaled $610 million and $733 million as of December 31, 2011 and 2010, respectively. Goodwill and other intangible assets together represented 7% of our total assets as of December 31, 2011 and 2010.

Goodwill is not amortized but must be allocated to reporting units and tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. A reporting unit is a business segment or one level below. Our reporting units for purposes of goodwill impairment testing are Domestic Card, International Card, Auto Finance, other Consumer Banking and Commercial Banking. We perform our annual goodwill impairment test for all reporting units as of October 1 each year using a two-step process. First, we compare the fair value of each reporting unit to its current carrying amount, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If, however, the carrying value of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.

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

In estimating the fair value of the reporting units in step one of the goodwill impairment analyses, fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analyses is required, changes in the estimated fair values of individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

In conducting our goodwill impairment test for 2011, we determined the fair value of our reporting units using a discounted cash flow analysis, a form of the income approach. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. We relied on each reporting unit’s internal cash flow forecast and calculated a terminal value using a growth rate that reflected the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. We adjusted cash flows as necessary to maintain each reporting unit’s equity capital requirements. The cash flows were discounted to present value using reporting unit specific discount rates that were largely based on our external cost of equity, adjusted for risks inherent in each reporting unit. We corroborated the key inputs used in our discounted cash flow analysis with market data, where available, to validate that our assumptions were within a reasonable range of observable market data.

Based on the results of step one of our 2011 goodwill impairment test, we determined that the fair value of each of our reporting units, including goodwill, significantly exceeded the carrying value for each reporting unit. Fair value as a percentage of carrying value for our five reporting units ranged from 118% to 243%, with the

International reporting unit being at the low end of this range. As such, none of our reporting units was at risk of failing step one of the impairment test. Accordingly, the goodwill for each of our reporting units was considered not impaired. Therefore, the second step of impairment testing was not required.

As part of the annual goodwill impairment test, we assessed our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry. Continued market volatility and uncertainty regarding overall economic conditions have led to a decline in market capitalization in recent years resulting in significantly higher control premiums than what had been seen historically. We will continue to regularly monitor our market capitalization in 2012, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.

Intangible assets with definite useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. We did not recognize impairment on our other intangible assets in 2011, 2010 or 2009.

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 20% of our total reported assets of $206.0 billion as of December 31, 2011, compared with 22% of our total reported assets of $197.5 billion as of December 31, 2010. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 2% of these financial instruments (less than 1% of total assets) as of December 31, 2011 and 2010.

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

Our Valuations Group performs monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the pricing used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources. The Valuations Advisory Committee regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance.

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

To obtain and maintain hedge accounting, we must be able to establish at hedge inception and throughout the hedge term that the hedging instrument is highly effective at offsetting exposures to the hedged risk attributable to the hedged item both retrospectively and prospectively and ensure documentation meets stringent requirements. We apply critical and complex judgment regarding the data and values used in assessing hedge effectiveness and in interpreting the results of tests performed to assess hedge effectiveness especially when the regression analysis method is used. Without hedge accounting, we may experience significant volatility in our earnings as we would be required to recognize all changes in the fair value of our derivative instruments in earnings. We provide detail on derivatives gains and losses recognized in our earnings in 2011, 2010 and 2009 and amounts related to cash flow hedges recorded in AOCI as of December 31, 2011 and 2010 in “Note 11—Derivative Instruments and Hedging Activities.”

Income Taxes

Our annual provision for income tax expense is based on our income, statutory tax rates and other provisions of tax law applicable to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available.

Our income tax expense consists of two components: current and deferred taxes. Our current income tax expense approximates taxes to be paid or refunded for the current period. It also includes income tax expense related to our uncertain tax positions and revisions of our estimate of accrued income taxes resulting from the resolution of income tax controversies. Our deferred income tax expense results from changes in our deferred tax assets and liabilities between periods.

Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not.” We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight.

At December 31, 2011, we have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of approximately $2.3 billion, a decrease of $399 million from $2.7 billion at December 31, 2010. We have recorded a valuation allowance of $89 million and $130 million as of December 31, 2011 and 2010, respectively. We expect to fully realize the net deferred tax asset amounts at the end of 2011. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

We provide additional information on income taxes in “Consolidated Results of Operations” and in “Note 18—Income Taxes.”

CONSOLIDATED RESULTS OF OPERATIONS

As indicated above under “Item 6. Selected Financial Data,” our reported results prior to January 1, 2010 are not presented on a basis consistent with our reported results subsequent to January 1, 2010 as a result of our adoption of the new consolidation accounting standards. Our reported results subsequent to January 1, 2010 are more comparable to our managed results because we assumed for our managed based reporting that our securitized loans had not been sold and that the earnings from securitized loans were classified in our results of operations in the same manner as the earnings on loans that we owned. Accordingly, the section below provides a comparative discussion between our reported results of operations for 2011 and 2010 and between our reported results of operations for 2010 and our managed results for 2009. Our net income on a managed basis for 2009 is the same as our reported net income; however, there are differences in the classification of certain amounts in our managed income statement, which we identify in our discussion. See “MD&A-Supplemental Tables” for a reconciliation of our non-GAAP managed based information for periods prior to January 1, 2010 to the most comparable reported U.S. GAAP information.

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

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost in 2011, 2010 and 2009 based on our reported results. Table 3 presents this information based on our managed results, which are the same as our reported results for 2011 and 2010.

Table 2: Average Balances, Net Interest Income and Net Interest Yield (Reported Basis)(1)

	Year Ended December 31,
	2011			2010			2009
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(3)
Domestic(4)	$88,769	$10,948	12.33%	$91,451	$11,228	12.28%	$67,160	$6,901	10.28%
International	8,645	1,360	15.73	7,499	1,212	16.16	2,613	348	13.32

Total consumer loans(4)	97,414	12,308	12.63	98,950	12,440	12.57	69,773	7,249	10.39
Commercial loans(4)	31,010	1,466	4.73	29,576	1,494	5.06	30,014	1,508	5.02

Total loans held for investment	128,424	13,774	10.73	128,526	13,934	10.84	99,787	8,757	8.78

Investment securities	39,513	1,137	2.88	39,489	1,342	3.40	36,910	1,610	4.36
Other interest-earning assets:
Domestic	6,756	63	0.93	7,140	75	1.05	7,506	290	3.86
International	648	13	2.01	586	2	0.34	1,107	7	0.63

Total other interest earning assets	7,404	76	1.03	7,726	77	1.00	8,613	297	3.45

Total interest-earning assets	$175,341	$14,987	8.55%	$175,741	$15,353	8.74%	$145,310	$10,664	7.34%

Cash and due from banks	1,926			2,132			3,481
Allowance for loan and lease losses	(4,865)			(7,257)			(4,470)
Premises and equipment, net	2,731			2,718			2,718
Other assets	24,585			26,780			24,559

Total assets	$199,718			$200,114			$171,598

Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Domestic	$109,644	$1,187	1.08%	$104,743	$1,465	1.40%	$102,337	$2,070	2.02%
International(5)	—	—	—	—	—	—	741	23	3.10

Total deposits	109,644	1,187	1.08	$104,743	$1,465	1.40	$103,078	$2,093	2.03
Securitized debt obligations:
Domestic	17,012	348	2.05	29,275	686	2.34	5,516	282	5.11
International	3,703	74	2.00	4,910	123	2.51	—	—	—

Total securitized debt obligations	20,715	422	2.04	34,185	809	2.37	5,516	282	5.11
Senior and subordinated notes	9,244	300	3.25	8,571	276	3.22	8,607	260	3.02
Other borrowings:
Domestic	4,226	306	7.24	5,092	333	6.54	7,958	321	4.03
International	3,837	31	0.81	1,772	13	0.73	1,441	11	0.76

Total other borrowings	8,063	337	4.18	6,864	346	5.04	9,399	332	3.53

Total interest-bearing liabilities	$147,666	$2,246	1.52%	$154,363	$2,896	1.88%	$126,600	$2,967	2.34%

Non-interest bearing deposits	17,050			14,267			12,523
Other liabilities	6,423			6,543			5,869

Total liabilities	171,139			175,173			144,992
Stockholders’ equity(6)	28,579			24,941			26,606

Total liabilities and stockholders’ equity	$199,718			$200,114			$171,598

Net interest income/spread		$12,741	7.03%		$12,457	6.86%		$7,697	5.00%

Impact of non-interest bearing funding			0.24			0.23			0.30

Net interest margin			7.27%			7.09%			5.30%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Past due fees included in interest income totaled approximately $1.1 billion, $1.1 billion and $652 million for 2011, 2010 and 2009, respectively.
(3)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.
(4)

In the first quarter of 2011, we revised previously reported interest income on interest-earning assets and average yield on loans held for investment for 2010 to conform to the internal management accounting methodology used in our segment reporting. The interest income and average loan yields presented reflect this revision. The previously reported interest income and average yields for 2010 were as follows: domestic consumer loans ($11.4 billion and 12.51%); total consumer loans ($12.7 billion and 12.79%); and commercial loans ($1.3 billion and 4.32%).

(5)	The U.K. deposit business, which was included in international deposits, was sold during the third quarter of 2009.
(6)	Includes a reduction of $2.9 billion recorded on January 1, 2010, in conjunction with the adoption of the new consolidation accounting guidance.

Table 3: Average Balances, Net Interest Income and Net Interest Yield (Managed Basis)(1)

	Year Ended December 31,
	2011			2010			2009
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(3)
Domestic(4)	$88,769	$10,948	12.33%	$91,547	$11,234	12.27%	$105,095	$11,778	11.21%
International	8,645	1,360	15.73	7,499	1,212	16.16	8,405	1,149	13.67

Total consumer loans(4)	97,414	12,308	12.63	99,046	12,446	12.57	113,500	12,927	11.39
Commercial loans(4)	31,010	1,466	4.73	29,576	1,496	5.06	30,014	1,508	5.02

Total loans held for investment	128,424	13,774	10.73	128,622	13,942	10.84	143,514	14,435	10.06

Investment securities	39,513	1,137	2.88	39,489	1,342	3.40	36,910	1,610	4.36
Other interest-earning assets:
Domestic	6,756	63	0.93	7,118	75	1.05	4,938	65	1.32
International	648	13	2.01	586	2	0.34	614	3	0.49

Total other interest earning assets	7,404	76	1.03	7,704	77	1.00	5,552	68	1.22

Total interest-earning assets	$175,341	$14,987	8.55%	$175,815	$15,361	8.74%	$185,976	$16,113	8.66%

Cash and due from banks	1,926			2,133			3,481
Allowance for loan and lease losses	(4,865)			(7,257)			(4,470)
Premises and equipment, net	2,731			2,718			2,718
Other assets	24,585			26,776			24,953

Total assets	$199,718			$200,185			$212,658

Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Domestic	$109,644	$1,187	1.08%	$104,743	$1,465	1.40%	$102,337	$2,070	2.02%
International(5)	—	—	—	—	—	—	741	23	3.10

Total deposits	109,644	1,187	1.08	$104,743	$1,465	1.40	$103,078	$2,093	2.03
Securitized debt obligations:
Domestic	17,012	348	2.05	29,354	690	2.35	40,931	1,191	2.91
International	3,703	74	2.00	4,910	123	2.51	5,686	148	2.60

Total securitized debt obligations	20,715	422	2.04	34,264	813	2.37	46,617	1,339	2.87
Senior and subordinated notes	9,244	300	3.25	8,571	276	3.22	8,607	260	3.02
Other borrowings:
Domestic	4,226	306	7.24	5,093	333	6.54	7,957	321	4.03
International	3,837	31	0.81	1,772	13	0.73	1,441	11	0.76

Total other borrowings	8,063	337	4.18	6,865	346	5.04	9,398	332	3.53

Total interest-bearing liabilities	$147,666	$2,246	1.52%	$154,443	$2,900	1.88%	$167,700	$4,024	2.40%

Non-interest bearing deposits	17,050			14,267			12,523
Other liabilities	6,423			6,534			5,829

Total liabilities	171,139			175,244			186,052
Stockholders’ equity(6)	28,579			24,941			26,606

Total liabilities and stockholders’ equity	$199,718			$200,185			$212,658

Net interest income/spread		$12,741	7.03%		$12,461	6.86%		$12,089	6.26%

Impact of non-interest bearing funding			0.24			0.23			0.24

Net interest margin			7.27%			7.09%			6.50%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Past due fees included in interest income on a managed basis totaled approximately $1.1 billion, $1.1 billion and $1.4 billion for 2011, 2010 and 2009, respectively.
(3)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit cards also is included in consumer loans.
(4)

In the first quarter of 2011, we revised previously reported interest income on interest-earning assets and average yield on loans held for investment for 2010 to conform to the internal management accounting methodology used in our segment reporting. The interest income and average loan yields presented reflect this revision. The previously reported interest income and average yields for 2010 were as follows: domestic consumer loans ($11.5 billion and 12.51%); total consumer loans ($12.7 billion and 12.79%); and commercial loans ($1.3 billion and 4.32%).

(5)	The U.K. deposit business, which was included in international deposits, was sold during the third quarter of 2009.
(6)	Includes a reduction of $2.9 billion recorded on January 1, 2010, in conjunction with the adoption of the new consolidation accounting guidance.

Table 4 presents the variances between our net interest income for 2011, 2010 and 2009, and the extent to which the variance was attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Reported						Managed
	2011 vs. 2010			2010 vs. 2009(2)			2010 vs. 2009(2)
	Total Variance	Variance Due to		Total Variance	Volume		Total Variance	Variance Due to
(Dollars in millions)		Volume	Rate		Volume	Rate		Volume	Rate
Interest income:
Loans held-for-investment:
Consumer loans	$(132)	$(194)	$62	$5,191	$3,455	$1,736	$(481)	$(1,740)	$1,259
Commercial loans	(28)	71	(99)	(14)	(22)	8	(12)	(22)	10

Total loans held for investment, including past-due fees	(160)	(123)	(37)	5,177	3,433	1,744	(493)	(1,762)	1,269
Investment securities	(205)	—	(205)	(268)	107	(375)	(268)	107	(375)
Other	(1)	(3)	2	(220)	(27)	(193)	9	23	(14)

Total interest income	(366)	(126)	(240)	4,689	3,513	1,176	(752)	(1,632)	880

Interest expense:
Deposits	(278)	66	(344)	(628)	33	(661)	(628)	33	(661)
Securitized debt obligations	(387)	(286)	(101)	527	752	(225)	(526)	(318)	(208)
Senior and subordinated notes	24	22	2	16	(1)	17	16	(1)	17
Other borrowings	(9)	55	(64)	14	(103)	117	14	(104)	118

Total interest expense	(650)	(143)	(507)	(71)	681	(752)	(1,124)	(390)	(734)

Net interest income	$284	$17	$267	$4,760	$2,832	$1,928	$372	$(1,242)	$1,614

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

Our net interest income of $12.7 billion for 2011 increased by $284 million, or 2%, from 2010, driven by a 3% (18 basis points) expansion in our net interest margin to 7.27%, which was partially offset by a modest decrease in average interest-earning assets.

•	Net Interest Margin: The increase in our net interest margin in 2011 reflected the benefit from the improvement in our cost of funds, as we shifted the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and the decline in deposit interest rates as a result of the overall interest rate environment. The decrease in yield on interest-earning assets was attributable to the addition of the Kohl’s portfolio. Under our partnership agreement with Kohl’s, we share a fixed percentage of revenues, consisting of finance charges and late fees. We report revenues related to Kohl’s credit card loans on a net basis in our consolidated financial statements, which has the effect of reducing the yield on our average interest-earning assets. The impact of these factors was partially offset by the run-off of lower margin installment loans, a reduced level of new accounts with low introductory promotional rates, and an increase in the recognition of billed finance charges and fees due to the improvement in credit performance as well as the change we made in the third quarter of 2011 in our estimation of non-principal recoveries used in determining our uncollectible finance charge and fee reserve.

•

Average Interest-Earning Assets: The decrease in average interest-earning assets in 2011 reflected the continued run-off of businesses that we exited or repositioned, including our installment, home loan and small-ticket commercial real estate loan portfolios, which were slightly offset by the impact of modest revolving credit card loan growth and the addition of the existing HBC credit card loan portfolio of $1.4 billion in the first quarter of 2011 and the addition of the existing Kohl’s private-label credit card loan portfolio of $3.7 billion in the second quarter of 2011.

Our reported net interest income of $12.5 billion in 2010 increased by $368 million, or 3%, from managed net interest income of $12.1 billion in 2009 driven by a 9% (59 basis points) expansion in of our net interest margin to 7.09%, which was partially offset by a 5% decrease in average interest-earning assets.

•

Net Interest Margin: The increase in net interest margin in 2010 was primarily attributable to a significant reduction in our average cost of funds, coupled with an increase in the average yield on interest-earning assets. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources. Also, the overall interest rate environment, combined with our disciplined pricing, drove a decrease in our average deposit interest rates. The increase in the average yield on our interest-earning assets during 2010 reflected the benefit of pricing changes that we implemented during 2009, which contributed to an increase in the average yield on our loan portfolio, as well as improved credit conditions, which has allowed us to recognize a greater proportion of previously reserved uncollected finance charges into income.

•

Average Interest-Earning Assets: The decrease in average interest-earning assets resulted from the run-off of loans in businesses that we exited or repositioned, elevated charge-offs and weak consumer demand.

Non-Interest Income

Non-interest income primarily consists of service charges and other customer-related fees, interchange income (net of rewards expense) and other non-interest income. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are reported as a component of non-interest income. Prior to the adoption of the new consolidation accounting standards on January 1, 2010, our reported non-interest income included servicing fees, finance charges, other fees, net charge-offs and interest paid to third party investors related to our securitization trusts as a component of non-interest income. In addition, when we created securitization trusts, we recognized gains or losses on the transfer of loans to these trusts and recorded our initial retained interests in the trusts. Effective January 1, 2010, unless we qualify for sale accounting under the new consolidation accounting standards, we no longer recognize a gain or loss or record retained interests when we transfer loans into securitization trusts. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third party investors related to our consolidated securitization trusts are now reported as a component of net interest income instead of as a component of non-interest income.

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

Table 5 displays the components of non-interest income for 2011, 2010 and 2009.

Table 5: Non-Interest Income

	Year Ended December 31,
	2011	2010	2009(1)
(Dollars in millions)	Reported	Reported	Reported	Managed
Non-interest income:
Servicing and securitizations	$44	$7	$2,280	$(193)
Service charges and other customer-related fees	1,979	2,073	1,997	3,025
Interchange	1,318	1,340	502	1,408
Net other-than-temporary impairment (“OTTI”)	(21)	(65)	(32)	(32)
Provision for mortgage repurchase losses(2)	(43)	(204)	(19)	(19)
Other	261 (3)	563	558	558

Total non-interest income	$3,538	$3,714	$5,286	$4,747

(1)	Effective February 27, 2009, we acquired Chevy Chase Bank. Accordingly, our results for 2009 include only a partial impact from Chevy Chase Bank.
(2)

We recorded a total provision for mortgage repurchase losses of $212 million, $636 million and $181 million in 2011, 2010 and 2009, respectively. The remaining portion of the provision for repurchase losses is included in discontinued operations.

(3)

Includes a mark-to-market derivative loss of $277 million related to interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition and a gain of $259 million recognized on the sale of investment securities.

Non-interest income of $3.5 billion in 2011 decreased by $176 million, or 5%, from non-interest income of $3.7 billion in 2010. This decrease was attributable to (1) the absence of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 and net gains on the sale of securities in 2010; and (2) the impact of contra-revenue amounts recorded in the second and fourth quarters of 2011, including a provision of $102 million for anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to payment protection insurance (“PPI”) in our U.K. business. The decrease was partially offset by increased customer fees related to treasury management and public financing activities, and the decrease in the provision for mortgage loan repurchases.

Non-interest income of $3.7 billion in 2010 decreased by $1.0 billion, or 22%, from managed non-interest income of $4.7 billion in 2009. This decrease was primarily attributable to a reduction in over-limit fees as a result of provisions under the CARD Act, a decline in the fair value of mortgage servicing rights due to the run-off of our legacy home loan portfolio and an increase in the provision for mortgage loan repurchases.

Provision for Loan and Lease Losses

We build our allowance for loan and lease losses through the provision for loan and lease losses. Our provision for loan and lease losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable credit losses inherent in our loan portfolio as of each balance sheet date. We recorded a reported provision for loan and lease losses of $2.4 billion in 2011, compared with $3.9 billion in 2010 and $4.2 billion in 2009. The managed provision for loan and lease losses totaled $8.1 billion in 2009.

The decrease in the provision in 2011 and 2010 was largely driven by a substantial decline in net charge-offs across all of our business segments, reflecting the improvement in the credit performance of our loan portfolio. As a result, we recorded significant reductions in our allowance in 2011 and 2010. Our allowance releases were significantly lower in 2011 relative to 2010, reflecting a stabilization of the improvement in credit trends and growth in our loan portfolio.

Table 30 below, under “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses” summarizes changes in our allowance for loan and lease losses and details the provision for loan and lease losses recognized in our consolidated statements of income and the charge-offs recorded against our allowance for loan and lease losses in 2011, 2010 and 2009.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses are also included in non-interest expense. Table 6 displays the components of non-interest expense for 2011, 2010 and 2009.

Table 6: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009(1)
Non-interest expense:
Salaries and associated benefits	$3,023	$2,594	$2,478
Marketing	1,337	958	588
Communications and data processing	681	693	740
Supplies and equipment	539	520	500
Occupancy	490	486	451
Restructuring expense	—	—	119
Other(2)	3,262	2,683	2,541

Total non-interest expense	$9,332	$7,934	$7,417

(1)	There were no differences between reported and managed non-interest expense amounts in 2009.
(2)

Consists of professional services expenses, credit collection costs, fee assessments and intangible amortization expense. See “Note 15—Other Non-Interest Expense” for additional detail on the components included in this expense category.

Non-interest expense of $9.3 billion for 2011 was up $1.4 billion, or 18%, from 2010. The increase is a result of increased marketing expenditures, higher legal expenses and increased operating expenses. We have expanded our marketing efforts to attract and support targeted customers and new business volume through a variety of channels. Our operating costs have increased due in part to the integration of the recent acquisitions of the Sony, HBC and Kohl’s loan portfolios and continued investment in our infrastructure.

Non-interest expense of $7.9 billion in 2010 was up $517 million, or 7%, from 2009. The increase was primarily due to increases in marketing expenditures and salaries and associate benefits, partially offset by the absence of restructuring charges.

Income Taxes

Our effective income tax rate based on income from continuing operations was 29.1%, 29.6% and 26.2% in 2011, 2010 and 2009, respectively. The variation in our effective tax rate between periods is due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.

The decrease in our effective income tax rate in 2011 from 2010 reflected an increase in the amount of one-time tax benefits recorded over the prior year. During 2011, we recorded discrete tax benefits of $121 million related primarily to the release of valuation allowances against certain state deferred tax assets and net operating loss carryforwards and the resolution of certain tax issues and audits. In comparison, in 2010 we recorded discrete tax benefits of $84 million related primarily to adjustments for the resolution of certain tax issues and audits. Our effective income tax rate excluding the benefit from these discrete tax items was 31.7% and 31.5% for 2011 and 2010,

The increase in our effective income tax rate in 2010 from 2009 reflected the reduced relative benefit of tax-exempt income and tax credits as a result of the increase in our pre-tax earnings. The $84 million of discrete tax benefits in 2010 related to the resolution of certain tax issues and audits partially offset the increase in the 2010 effective tax rate compared to 2009.

We provide additional information on items affecting our income taxes and effective tax rate in “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007. We recorded a loss from discontinued operations, net of tax, of $106 million, $307 million and $103 million in 2011, 2010 and 2009, respectively. The variance in the loss from discontinued operations between 2011 and 2010 and between 2010 and 2009 is attributable to the provision for mortgage repurchase losses. We recorded a total pre-tax provision for mortgage repurchase losses of $212 million, $636 million and $181 million in 2011, 2010 and 2009, respectively. The portion of these amounts included in loss from discontinued operations totaled $169 million ($120 million net of tax) in 2011, $432 million ($304 million net of tax) in 2010 and $162 million ($120 million net of tax) in 2009.

We provide additional information on the provision for mortgage repurchase losses and the related reserve for potential representation and warranty claims in “Critical Accounting Polices and Estimates” and in “Consolidated Balance Sheet Analysis—Potential Mortgage Representation and Warranty Liabilities.”

BUSINESS SEGMENT FINANCIAL PERFORMANCE

Our principal operations are currently organized into three major business segments, which are defined based on the products and services provided, or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group are included in the “Other” category. See “Note 20—Business Segments” for information on the allocation methodologies used to derive our business segment results.

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

We summarize our business segment results for 2011, 2010 and 2009 in the tables below and provide a comparative discussion of these results. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. We provide information on the outlook for each of our business segments above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated income of $2.3 billion in both 2011 and 2010 and income of $978 million in 2009. The primary sources of revenue for our Credit Card business are net interest income and non-interest income from customer and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs, as well as marketing expenses.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, installment loans and International Card operations, and displays selected key metrics for the periods indicated. Our Credit Card business results for 2011 reflect the impact of the acquisitions of the existing credit card loan portfolios of Kohl’s and HBC. The results related to the Kohl’s loan portfolio, which totaled approximately $3.7 billion at acquisition on April 1, 2011, are included in our Domestic Card business. The results related to the HBC loan portfolio, which totaled approximately $1.4 billion at acquisition on January 7, 2011, are included in our International Card business.

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

Interest income was reduced by $607 million in 2011 for amounts earned by Kohl’s. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $118 million in 2011. The expected reimbursement from Kohl’s, which is netted against our allowance for loan and lease losses, totaled approximately $139 million as of December 31, 2011. The reduction in the provision for loan and lease losses attributable to Kohl’s was $257 million for 2011.

We provide additional information on the acquisition of the existing credit card loan portfolios of Kohl’s and HBC in “Note 2—Acquisitions and Restructuring Activities.”

Table 7: Credit Card Business Results

					Change
	Year Ended December 31,				2011 vs.		2010 vs.
(Dollars in millions)	2011	2010	2009		2010		2009
Selected income statement data:
Net interest income	$7,822	$7,894	$7,542		(1)%		5%
Non-interest income	2,609	2,720	3,747		(4)		(27)

Total revenue	10,431	10,614	11,289		(2)		(6)
Provision for loan and lease losses	1,870	3,188	6,051		(41)		(47)
Non-interest expense	5,035	3,951	3,738		27		6

Income from continuing operations before income taxes	3,526	3,475	1,500		1		132
Income tax provision	1,249	1,201	522		4		130

Income from continuing operations, net of tax	$2,277	$2,274	$978		**	%	133%

Selected performance metrics:
Average loans held for investment	$62,110	$62,632	$73,076		(1)%		(14)%
Average yield on loans held for investment(1)	14.36%	14.63%	12.90%		(27	)bps	173	bps
Revenue margin(2)	16.79	16.95	15.45		(16)		150
Net charge-off rate(3)	4.92	8.79	9.15		(387)		(36)
Purchase volume(4)	$135,120	$106,912	$102,068		26%		5%

	December 31,
	2011	2010	Change
Selected period-end data:
Loans held for investment	$65,075	$61,371	6%
30+ day delinquency rate(5)	3.86%	4.29%	(43	)bps
Allowance for loan and lease losses	$2,847	$4,041	(30)%

**	Change is less than one percent.
(1)

Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. In preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that should have been included in the calculation of the average yield on loans held for investment. The mapping error was limited to the average yields on loans held for investment for our Credit Card business and had no impact on income statement amounts or the yields reported for any of our other business segments or for the total company. The previously reported average loan yield for our Credit Card business was 14.36% in 2010.

(2)	Revenue margin is calculated by dividing revenues for the period by average loans held for investment during the period for the specified loan category.
(3)	The net charge-off rate is calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Key factors affecting the results of our Credit Card business for 2011, compared with 2010 included the following:

•

Net Interest Income: Net interest income decreased by $72 million, or 1%, in 2011, reflecting the impact of a 1% decline in average loan balances. The expected run-off of the installment loan portfolio was the primary driver of the decline in average loan balances in 2011, more than offsetting the additions of the HBC and Kohl’s portfolios.

•

Non-Interest Income: Non-interest income decreased by $111 million, or 4%, in 2011. The decrease reflects the impact of contra-revenue amounts recorded in the second quarter and fourth quarters of 2011, including a provision of $102 million for anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to payment protection insurance (“PPI”) in our U.K. business and the recognition of expenses related to the periodic adjustment of our customer rewards points liability to reflect the estimated cost of points earned to date that are ultimately expected to be redeemed. These decreases were partially offset by higher net interchange fees during 2011, attributable to increased purchase volume.

•

Provision for Loan and Lease Losses: The provision for loan and lease losses related to our Credit Card business decreased by $1.3 billion in 2011, to $1.9 billion. The significant reduction in the provision was primarily attributable to the continued improvement in credit performance, including reduced delinquency rates and lower bankruptcy losses. As a result of the reduction in charge-offs and improvement in the net charge-off rate, we recorded an allowance release for the Credit Card business of $1.2 billion in 2011 compared to $2.3 billion in 2010.

•

Non-Interest Expense: Non-interest expense increased by $1.1 billion, or 27%, in 2011. The increase in non-interest expense was attributable to increased marketing expenditures, higher legal expenses, and increased operating cost. Additionally, we recorded $40 million in relation to regulatory requirements pertaining to PPI in our U.K. business. We have expanded our marketing efforts to drive new business volume through a variety of channels.

•

Total Loans: Period-end loans in our Credit Card business increased by $3.7 billion, or 6%, in 2011, to $65.1 billion as of December 31, 2011, from $61.4 billion as of December 31, 2010. The increase was primarily attributable to the acquisitions of the Kohl’s credit card portfolio of $3.7 billion and the HBC credit card portfolio of $1.4 billion, which were partially offset by the continued run-off of the installment loan portfolio.

•

Charge-off and Delinquency Statistics: Net charge-off and delinquency rates continued to improve in 2011. The net charge-off rate decreased to 4.92% in 2011 from 8.79% in 2010. The 30+ day delinquency rate decreased to 3.86% as of December 31, 2011, from 4.29% as of December 31, 2010. The improvement in the net charge-off and delinquency rates reflects the impact of improved credit quality across our credit card portfolio, tighter underwriting standards implemented over the last several years, and ongoing normalization of credit performance in the portfolio.

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

•

Charge-off and Delinquency Statistics: Although net charge-off and delinquency rates remained elevated, these rates continued to improve throughout 2010. The net charge-off rate decreased to 8.79% in 2010, from 9.15% in 2009. The 30+ day delinquency rate decreased to 4.29% as of December 31, 2010, from 5.88% as of December 31, 2009.

Domestic Card Business

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated. Domestic Card accounted for 87% of total revenues for our Credit Card business in 2011, compared with 87% in 2010 and 89% in 2009. Income attributable to Domestic Card represented 102% of income for our Credit Card business for 2011, compared with 83% in 2010 and 94% in 2009. Because our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.

Table 7.1: Domestic Card Business Results

					Change
	Year Ended December 31,				2011 vs.		2010 vs.
(Dollars in millions)	2011	2010	2009		2010		2009
Selected income statement data:
Net interest income	$6,717	$6,912	$6,670		(3)%		4%
Non-interest income	2,368	2,347	3,328		1		(29)

Total revenue	9,085	9,259	9,998		(2)		(7)
Provision for loan and lease losses	1,317	2,853	5,329		(54)		(46)
Non-interest expense	4,153	3,457	3,256		20		6

Income from continuing operations before income taxes	3,615	2,949	1,413		23		109
Income tax provision	1,287	1,051	495		22		112

Income from continuing operations, net of tax	$2,328	$1,898	$918		23%		107%

Selected performance metrics:
Average loans held for investment	$53,464	$55,133	$64,670		(3)%		(15)%
Average yield on loans held for investment(1)	14.14%	14.42%	12.80%		(28	)bps	162	bps
Revenue margin(2)	16.99	16.79	15.46		20		133
Net charge-off rate(3)	4.72	8.91	9.19		(419)		(28)
Purchase volume(4)	$122,366	$98,344	$93,566		24%		5%

	December 31,
	2011	2010	Change
Selected period-end data:
Loans held for investment	$56,609	$53,849	5%
30+ day delinquency rate(5)	3.66%	4.09%	(43	)bps
Allowance for loan and lease losses	$2,375	$3,581	(34)%

(1)

Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. As indicated above, in preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that affected the calculation of the average yield on loans held for investment for our Credit Card business. The previously reported average loan yield for our Domestic Credit Card business was 14.09% for the year ended December 31, 2010.

(2)	Revenue margin is calculated by dividing revenues for the period by average loans held for investment during the period for the specified loan category.
(3)	The net charge-off rate is calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Domestic Card generated net income from continuing operations of $2.3 billion compared with net income from continuing operations of $1.9 billion in 2010. The increase in Domestic Card net income from continuing operations in 2011, compared with 2010 was driven by a significant reduction in the provision for loan and lease losses due to the improvement in credit performance metrics, including decreases in delinquency and charge-off rates. This increase was partially offset by a decline in total revenue attributable to lower average loan balances and an increase in non-interest expense attributable to increased marketing expenditures, higher legal expenses and increased operating costs.

Domestic Card generated net income from continuing operations of $1.9 billion in 2010, an increase of $980 million over 2009. The increase in net income in 2010 from 2009 was primarily due to a significant reduction in the provision for loan and lease losses, as we recorded a substantial allowance release in response to more positive credit performance trends. The decrease in the provision was partially offset by a decline in total revenue due in part to lower loan balances as well as a reduction in overlimit and other penalty fees and an increase in non-interest expense attributable to higher marketing expenditures.

International Card Business

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated. International Card accounted for 13% of total revenues for our Credit Card business in 2011, compared with 13% in 2010 and 11% in 2009. Loss attributable to International Card represented 2% of income for our Credit Card business for 2011, compared with income of 17% in 2010 and 6% in 2009.

Table 7.2: International Card Business Results

					Change
	Year Ended December 31,				2011 vs.		2010 vs.
(Dollars in millions)	2011	2010	2009		2010		2009
Selected income statement data:
Net interest income	$1,105	$982	$872		13%		13%
Non-interest income	241	373	419		(35)		(11)

Total revenue	1,346	1,355	1,291		(1)		5
Provision for loan and lease losses	553	335	722		65		(54)
Non-interest expense	882	494	482		79		2

Income from continuing operations before income taxes	(89)	526	87		(117)		505
Income tax provision	(38)	150	27		(125)		456

Income from continuing operations, net of tax	$(51)	$376	$60		(114)%		527%

Selected performance metrics:
Average loans held for investment	$8,645	$7,499	$8,405		15%		(11)%
Average yield on loans held for investment(1)	15.72%	16.16%	13.71%		(44	)bps	245	bps
Revenue margin(2)	15.57	18.07	15.36		(250)		271
Net charge-off rate(3)	6.18	7.89	8.83		(171)		(94)
Purchase volume(4)	$12,754	$8,568	$8,502		49%		1%

	December 31,
	2011	2010	Change
Selected period-end data:
Loans held for investment	$8,466	$7,522	13%
30+ day delinquency rate(5)	5.18%	5.75%	(57	)bps
Allowance for loan and lease losses	$472	$460	3%

(1)

Average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. As indicated above, in preparing our Report on Form 10-Q for the first quarter of 2011, we determined that beginning in the second quarter of 2010, our management accounting processes excluded certain accounts that affected the calculation of the average yield on loans held for investment for our Credit Card business. The previously reported average loan yield for our International Credit Card business was 16.33% in 2010.

(2)	Revenue margin is calculated by dividing revenues for the period by average loans held for investment during the period for the specified loan category.
(3)	The net charge-off rate is calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.

(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Our International Card business generated a net loss from continuing operations of $51 million in 2011, compared with net income from continuing operations of $376 million in 2010. The International Card net loss in 2011, compared with net income in 2010, was driven by: (1) a decrease primarily due to the provision expense of $174 million recorded in revenue and non-interest expense in the second and fourth quarters of 2011 for the anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to PPI insurance in our U.K. business; (2) an increase in the provision for loan losses due to the addition of the HBC loan portfolio and lower allowance releases relative to the same prior year periods; and (3) additional increase in non-interest expense attributable to increased operating costs associated with HBC associates who joined us as a result of the acquisition. These factors were partially offset by an increase in net interest income attributable to higher loan balances.

Our International Card business generated net income from continuing operations of $376 million in 2010, an increase of $316 million from 2009. The most significant driver of the improvement in results was a $387 million decrease in the provision for loan and lease losses in 2010. As a result of decreases in charge-off and delinquency rates, we recorded a substantial allowance release of $246 million in 2010, compared with an allowance release of $20 million in 2009. In addition, total revenue increased by $64 million, primarily due to the impact of pricing changes implemented during 2009 that resulted in increases in average asset yields that were partially offset by a decline in loan balances.

Consumer Banking Business

Our Consumer Banking business generated net income of $809 million in 2011, compared with net income of $905 million in 2010 and $244 million in 2009. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

					Change
	Year Ended December 31,				2011 vs.		2010 vs.
(Dollars in millions)	2011	2010	2009		2010		2009
Selected income statement data:
Net interest income	$4,236	$3,727	$3,231		14%		15%
Non-interest income	720	870	755		(17)		15

Total revenue	4,956	4,597	3,986		8		15
Provision for loan and lease losses	452	241	876		88		(72)
Non-interest expense	3,244	2,950	2,734		10		8

Income from continuing operations before income taxes	1,260	1,406	376		(10)		274
Income tax provision	451	501	132		(10)		280

Income from continuing operations, net of tax	$809	$905	$244		(11)%		271%

Selected performance metrics:
Average loans held for investment:
Auto	$19,419	$17,551	$19,950		11%		(12)%
Home loan	11,322	13,629	14,434		(17)		(6)
Retail banking	4,097	4,745	5,490		(14)		(14)

Total consumer banking	$34,838	$35,925	$39,874		(3)%		(10)%

Average yield on loans held for investment	9.60%	9.11%	8.94%		49	bps	17	bps
Average deposits	$86,883	$78,083	$70,862		11%		10%
Average deposit interest rate	0.96%	1.19%	1.68%		(23	)bps	(49	)bps
Core deposit intangible amortization	$132	$144	$169		(8)%		(15)%
Net charge-off rate(1)(2)	1.39%	1.82%	2.74%		(43	)bps	(92	)bps
Auto loan originations	$12,476	$7,764	$5,336		61%		46%

	December 31,
	2011	2010	Change
Selected period-end data:

Loans held for investment:
Auto	$21,779	$17,867	22%
Home loan	10,433	12,103	(14)
Retail banking	4,103	4,413	(7)

Total consumer banking	$36,315	$34,383	6%

30+ day performing delinquency rate(1)(3)	4.47%	4.28%	19	bps
30+ day delinquency rate(1)(3)	5.99	5.96	3
Nonperforming loan rate(1)(4)	1.79	1.97	(18)
Nonperforming asset rate(1)(5)	1.94	2.17	(23)
Allowance for loan and lease losses	$652	$675	(3)%
Deposits	88,540	82,959	7
Loans serviced for others	17,998	20,689	(13)

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

(2)

The net charge-off rate is calculated by loan category by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.60%, 2.16% and 3.17% in 2011, 2010 and 2009, respectively.

(3)

The delinquency rate is calculated by loan category by dividing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 5.06% as of December 31, 2011 and 5.01% as of December 31, 2010. The 30+ day delinquency rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 6.78% as of December 31, 2011 and 6.98% as of December 31, 2010.

(4)

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. The nonperforming loan rate is calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. The nonperforming loan rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 2.03% and 2.30% as of December 31, 2011 and 2010, respectively.

(5)

Nonperforming assets consist of nonperforming loans and real estate owned (“REO”). The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 2.20% and 2.54% as of December 31, 2011 and 2010, respectively.

Key factors affecting the results of our Consumer Banking business for 2011, compared with 2010 included the following:

•

Net Interest Income: Net interest income increased by $509 million, or 14%, in 2011. The primary drivers of the increase in net interest income were improved loan margins attributable to an increase in average loan yields, coupled with a decrease in the cost of funds. The increase in loan yields reflects the shift in product mix as we replace the legacy home loan run-off with higher yielding auto loans. The decrease in the cost of funds reflects reduced deposit interest rates due to the prevailing low interest rate environment, combined with our disciplined pricing. Average interest on deposits decreased to 0.96% in 2011 from 1.19% in 2010 while period end deposits grew by 7% in 2011 compared to 2010.

•

Non-Interest Income: Non-interest income decreased by $150 million, or 17%, in 2011. The decrease in non-interest income in the 2011 from 2010 was primarily attributable to the combined impact of the absence of a net gain of $128 million recorded in the first quarter of 2010 related to the deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards, and the absence of the impairment charge on mortgage servicing rights recorded in the second quarter of 2010.

•

Provision for Loan and Lease Losses: The provision for loan and lease losses increased by $211 million in 2011 to $452 million. Although we experienced continued improvement in credit performance in our Consumer Banking business, including reduced net charge-off rates, we recorded a higher provision for loan and lease losses in 2011 relative to 2010 due to the absence of significant allowance releases that we experienced in 2010, growth in our auto loan portfolio and an increase in the allowance for home equity loans we acquired from Chevy Chase Bank.

•

Non-Interest Expense: Non-interest expense increased by $294 million, or 10%, in 2011. The increase was largely attributable to the recognition of expense for contingent payments related to recent acquisitions, higher infrastructure expenditures resulting from investments in our home loan business, growth in auto originations and modestly higher marketing expenditures in our retail banking operations.

•

Total Loans: Period-end loans in the Consumer Banking business increased by $1.9 billion, or 6%, in 2011 to $36.3 billion as of December 31, 2011, from $34.4 billion as of December 31, 2010, primarily due to growth in auto loans that was partially offset by the continued run-off of our legacy home loan portfolios.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $5.6 billion, or 7%, in 2011 to $88.5 billion as of December 31, 2011, reflecting the impact of our strategy to replace maturing higher cost wholesale funding sources with lower cost funding sources and our continued retail marketing efforts to attract new business to meet this objective.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 1.39% in 2011 from 1.82% in 2010. The 30+ day delinquency rate was 5.99% as of December 31, 2011, compared with 5.96% as of December 31, 2010. The improvement in the net charge-off rate reflects the impact from strong underlying credit performance trends and the higher credit quality of our more recent auto loan vintages, as well as current favorable benefits from elevated auction prices. Our home loan credit performance remained stable during 2011.

Key factors affecting the results of our Consumer Banking business for 2010, compared with 2009 included the following:

•

Net Interest Income: Net interest income increased by $496 million, or 15%, in 2010. The primary drivers of the increase in net interest income were improved loan margins, primarily resulting from higher pricing for new auto loan originations, deposit growth resulting from our continued strategy to leverage our banking branches to attract lower cost funding sources and improved deposit spreads. The favorable impact from these factors more than offset the decline in average loans held for investment resulting from the continued run-off of home loans and reduction in auto loans in 2010.

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

•

Total Loans: Period-end loans declined by $3.8 billion, or 10%, in 2010 to $34.4 billion as of December 31, 2010, from $38.2 billion as of December 31, 2009, primarily due to the run-off of home loans and a reduction in auto loan balances.

•

Deposits: Period-end deposits increased by $8.8 billion, or 12%, during 2010 to $83.0 billion as of December 31, 2010, reflecting the impact of our strategy to replace maturing higher cost wholesale funding sources with lower cost funding sources and our increased retail marketing efforts to attract new business to meet this objective.

•

Charge-off and Delinquency Statistics: The net charge-off and delinquency rates improved during 2010 as a result of the improved economic environment and a tightening of our underwriting standards on new loan originations. The net charge-off rate decreased to 1.82% in 2010, down significantly from the net charge-off rate of 2.74% for 2009. The 30+ day delinquency rate for 2010 also improved from 2009.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $532 million in 2011, compared with net income from continuing operations of $160 million in 2010 and a net loss from continuing operations of $213 million in 2009. The primary sources of revenue for our Commercial Banking business are net interest income from loans and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

					Change
	Year Ended December 31,				2011 vs.		2010 vs.
(Dollars in millions)	2011	2010	2009		2010		2009
Selected income statement data:
Net interest income	$1,377	$1,292	$1,144		7%		13%
Non-interest income	270	181	172		49		5

Total revenue	1,647	1,473	1,316		12		12
Provision for loan and lease losses	31	429	983		(93)		(56)
Non-interest expense	789	796	661		(1)		20

Income from continuing operations before income taxes	827	248	(328)		233		176
Income tax provision	295	88	(115)		235		177

Income from continuing operations, net of tax	$532	$160	$(213)		233%		175%

Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$13,902	$13,497	$13,858		3%		(3)%
Middle market	11,325	10,353	10,098		9		3
Specialty lending	4,111	3,732	3,567		10		5

Total commercial lending	29,338	27,582	27,523		6		*	*
Small-ticket commercial real estate	1,671	1,994	2,491		(16)		(20)

Total commercial banking	$31,009	$29,576	$30,014		5%		(1)%

Average yield on loans held for investment	4.73%	5.06%	5.02%		(33	)bps	4bps
Average deposits	$24,926	$22,186	$17,572		12%		26%
Average deposit interest rate	0.49%	0.69%	0.81%		(20	)bps	(12	)bps
Core deposit intangible amortization	$40	$55	$43		(27)%		28%
Net charge-off rate(1)(2)	0.57%	1.32%	1.45%		(75	)bps	(13	)bps

	December 31,
(Dollars in millions)	2011	2010	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$15,410	$13,396	15%
Middle market	12,684	10,484	21
Specialty lending	4,404	4,020	10

Total commercial lending	32,498	27,900	16
Small-ticket commercial real estate	1,503	1,842	(18)

Total commercial banking	$34,001	$29,742	14

Nonperforming loan rate(1)(3)	1.09%	1.66%	(57	)bps
Nonperforming asset rate(1)(4)	1.17	1.80	(63)
Allowance for loan and lease losses	$711	$826	(14)%
Deposits	26,532	22,630	17

**	Change is less than one percent.
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

(2)

The net charge-off rate is calculated by loan category by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 0.58%, 1.35% and 1.48% in 2011, 2010 and 2009, respectively.

(3)

The nonperforming loan rate is calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. The nonperforming loan rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, was 1.11% and 1.69% as of December 31, 2011 and 2010, respectively.

(4)

The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment and REO for the specified loan category. The nonperforming asset rate, excluding loans acquired from Chevy Chase Bank from the denominator, was 1.19% and 1.83% as of December 31, 2011 and 2010, respectively.

Key factors affecting the results of our Commercial Banking business for 2011, compared with 2010 included the following:

•

Net Interest Income: Net interest income increased by $85 million, or 7% in 2011. The primary drivers of the increase in net interest income from 2010 were an increase in average loans and average deposits and continued improvement in deposit pricing.

•

Non-Interest Income: Non-interest income increased by $89 million, or 49% in 2011. The increase in non-interest income was largely attributable to growth in fees in the middle market business and the absence of a loss of $18 million recognized in the third quarter of 2010 from the sale of a legacy portfolio of small-ticket commercial real estate loans.

•

Provision for Loan and Lease Losses: The provision for loan and lease losses decreased by $398 million in 2011. The lower provision in 2011 was attributable to lower loss severities resulting from improvements in underlying collateral asset values. As a result, we reduced the allowance related to the Commercial Banking business by $146 million. In comparison, we increased the allowance by $41 million in 2010.

•

Non-Interest Expense: Non-interest expense of $789 million in 2011 was flat relative to 2010 despite an increase in loan volume, reflecting operational efficiency improvements and a reduction in integration costs related to the Chevy Chase Bank acquisition.

•

Total Loans: Period-end loans increased by $4.3 billion, or 14%, in 2011 to $34.0 billion as of December 31, 2011, from $29.7 billion as of December 31, 2010. The increase was driven by stronger loan originations in the middle market and commercial real estate businesses, which was partially offset by the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $3.9 billion, or 17%, in 2011 to $26.5 billion as of December 31, 2011, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off and Nonperforming Loan Statistics: The net charge-off rate decreased to 0.57% in 2011, from 1.32% in 2010. The nonperforming loan rate decreased to 1.09% as of December 31, 2011, from 1.66% as of December 31, 2010. The improvement in the net charge-off and nonperforming loan rates was attributable to slowly improving underlying credit trends and improvements in underlying collateral asset values.

Key factors affecting the results of our Commercial Banking business for 2010, compared with 2009 included the following:

•

Net Interest Income: Net interest income increased by $148 million, or 13%, in 2010. The increase was driven by strong average deposit growth, improved deposit spreads resulting from repricing of higher rate deposits to lower rates in response to the overall lower interest rate environment, and stable loan yields despite the lower interest rate environment driven by wider spreads on new originations.

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

•

Total Loans: Period-end loans increased by $129 million, or less than 1%, to $29.7 billion as of December 31, 2010. The slight increase was due to modest loan growth, which was partially offset by the disposition of the legacy portfolio of small-ticket commercial real estate loans.

•	Deposits: Period-end deposits increased by $2.1 billion, or 10%, to $22.6 billion as of December 31, 2010, driven by our increased effort to build and expand commercial relationships.

•

Charge-off and Nonperforming Loan Statistics: Credit metrics remain elevated, but have significantly improved since the second half of 2009 as a result of the improved economic environment and our risk management activities. The net charge-off rate decreased to 1.32% in 2010, from 1.45% in 2009. The nonperforming loan rate declined to 1.66% as of December 31, 2010, from 2.37% as of December 31, 2009.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $206.0 billion as of December 31, 2011 increased by $8.5 billion, or 4%, from $197.5 billion as of December 31, 2010. Total liabilities of $176.4 billion as of December 31, 2011, increased by $5.4 billion, or 3%, from $171.0 billion as of December 31, 2010. Stockholders’ equity increased by $3.1 billion during 2011, to $29.7 billion as of December 31, 2011 from $26.5 billion as of December 31, 2010. The increase in stockholders’ equity was primarily attributable to our net income of $3.1 billion in 2011.

Following is a discussion of material changes in the major components of our assets and liabilities during 2011.

Investment Securities

Our investment securities portfolio, which had a fair value of $38.8 billion and $41.5 billion, as of December 31, 2011 and 2010, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans and home equity lines of credit; municipal securities; and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented 69% of our total investment securities portfolio as of December 31, 2011, compared with 70% as of December 31, 2010.

All of our investment securities were classified as available for sale as of December 31, 2011 and reported in our consolidated balance sheet at fair value. Table 10 presents the amortized cost and fair value for the major categories of our investment securities as of December 31, 2011, 2010 and 2009.

Table 10: Investment Securities

	December 31,
	2011		2010		2009
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost(1)	Fair Value(1)	Amortized Cost(1)	Fair Value(1)
U.S. Treasury debt obligations	$115	$124	$373	$386	$379	$392
U.S. Agency debt obligations(2)	131	138	301	314	428	450
Residential mortgage-backed securities (“RMBS”):
Agency(3)	24,980	25,488	27,980	28,504	27,603	28,158
Non-agency	1,340	1,162	1,826	1,700	2,619	2,164

Total RMBS	26,320	26,650	29,806	30,204	30,222	30,322

Commercial mortgage-backed securities (“CMBS”):
Agency(3)	697	711	44	45	27	27
Non-agency	459	476	0	0	0	0

Total CMBS	1,156	1,187	44	45	27	27

Asset-backed securities(4)	10,119	10,150	9,901	9,966	7,043	7,192
Other securities(5)	462	510	563	622	440	447

Total securities available for sale	$38,303	$38,759	$40,988	$41,537	$38,539	$38,830

Securities held to maturity:
Total securities held to maturity(6)	$—	$—	$—	$—	$80	$80

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)

Consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $130 million, $200 million and $454 million, as of December 31, 2011, 2010 and 2009, respectively, and fair values of $137 million, $213 million and $476 million, as of December 31, 2011, 2010 and 2009, respectively.

(3)

Consists of MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized costs of $12.3 billion, $8.9 billion and $4.5 billion and $17.1 billion, $8.1 billion and $2.9 billion, respectively, as of December 31, 2011 and 2010, respectively, and fair values of $12.6 billion, $9.1 billion and $4.5 billion and $17.3 billion, $8.3 billion and $3.0 billion, respectively, as of December 31, 2011 and 2010, respectively. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of December 31, 2011 and 2010.

(4)

Consists of securities collateralized by credit card loans, auto loans, auto dealer floor plan inventory loans and leases, student loans, equipment loans, and other. The distribution among these asset types was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. In comparison, the distribution was approximately 78 % credit card loans, 7% student loans, 7% auto loans, 6% auto dealer floor plan inventory loans and leases, and 2% equipment loans as of December 31, 2010. Approximately 86% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of December 31, 2011, compared with 90% as of December 31, 2010.

(5)	Consists of municipal securities and equity investments, primarily related to CRA activities.
(6)	Consists of negative amortization mortgage-backed securities.

We sold approximately $9.2 billion of investment securities, consisting predominantly of agency MBS, in 2011. We recorded a gain of $259 million on the sale of these securities. We provide additional information in “Market Risk Profile.”

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $683 million and gross unrealized losses of $227 million on available-for sale securities as of December 31, 2011, compared with gross unrealized gains of $830 million and gross unrealized losses of $281 million on available-for sale securities as of December 31, 2010. The decrease in gross unrealized losses in 2011 was primarily driven by a tightening of credit spreads, attributable to the improvement in credit performance and increased liquidity, and lower interest rates. The substantial majority of the gross unrealized losses as of December 31, 2011 and 2010 related to non-agency residential MBS. Of the $227 million gross unrealized losses as of December 31, 2011, $169 million related to securities that had been in a loss position for more than 12 months.

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

Other-than-temporary impairment (“OTTI”) is recognized in earnings if one of the following conditions exists: (1) a decision to sell the security has been made; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) the amortized cost basis is not expected to be recovered. If, however, we have not made a decision to sell the security and we do not expect that we will be required to sell prior to recovery of the amortized cost basis, only the credit component of other-than-temporary impairment is recognized in earnings. The noncredit component is recorded in AOCI. The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted based on the original yield, while the noncredit component is the remaining difference between the security’s fair value and amortized cost.

We recognized net OTTI on debt securities of $21 million, $65 million and $32 million in 2011, 2010 and 2009, respectively, due in part to deterioration in the credit performance of certain securities resulting from the continued weaknesses in the housing market, high unemployment, and our decision to sell certain other securities before recovery of the impairment amount.

We provide additional information on our available-for-sale securities in “Note 4—Investment Securities.”

Credit Ratings

Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. On August 6, 2011, Standard & Poor’s (“S&P”) downgraded the long-term sovereign credit rating of the U.S. government from AAA to AA+. This downgrade lowered the credit ratings of our U.S. Treasury and U.S. Agency securities to AA+. As a result, the percentage of securities in our investment portfolio with an AAA or equivalent rating fell to 24% as of December 31, 2011, from 92% as of December 31, 2010. If the S&P downgrade had not occurred, the securities in our investment portfolio with an AAA or equivalent rating would have been approximately 91% as of December 31, 2011. Approximately 4% of our total investment securities portfolio was below investment grade as of December 31, 2011 and 2010. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies S&P, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Services (“DBRS”).

Table 11 provides information on the credit ratings of our non-agency residential MBS, non-agency commercial MBS and asset-backed securities, which accounted for the substantial majority of the unrealized losses related to our investment securities portfolio as of December 31, 2011.

Table 11: Non-Agency Investment Securities Credit Ratings

	December 31,
	2011				2010
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency residential MBS	$1,340	—%	3%	97%	$1,826	0%	9%	91%
Non-agency commercial MBS	459	92	8	—	—	—	—	—
Asset-backed securities	10,119	86	14	—	9,901	90	10	0

Total Loans

Table 12 summarizes loans held for investment, net of the allowance for loan and lease losses, as of December 31, 2011 and 2010.

Table 12: Net Loans Held for Investment

	December 31,
	2011			2010
(Dollars in millions)	Total Loans Held for Investment	Allowance	Net Loans Held for Investment	Total Loans Held for Investment	Allowance	Net Loans Held for Investment
Credit card	$65,075	$2,847	$62,228	$61,371	$4,041	$57,330
Consumer banking	36,315	652	35,663	34,383	675	33,708
Commercial banking	34,001	711	33,290	29,742	826	28,916
Other	501	40	461	451	86	365

Total	$135,892	$4,250	$131,642	$125,947	$5,628	$120,319

Total loans held for investment increased by $10.0 billion, or 8%, in 2011 to $135.9 billion as of December 31, 2011, from $125.9 billion as of December 31, 2010. This increase was primarily attributable to the additions of the $3.7 billion private-label credit card loan portfolio of Kohl’s in the second quarter of 2011 and the $1.4 billion credit card loan portfolio of HBC in the first quarter of 2011, as well as growth in our Auto Finance, commercial and revolving domestic card balances. Excluding the impact of the addition of the Kohl’s and HBC portfolios, total loans increased by $4.9 billion, or 4%, in 2011. Partially offsetting the increase in loans was the continued expected run-off of loans in businesses we exited or repositioned early in the economic recession, other loan paydowns and charge-offs. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile.”

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $6.0 billion, or 5%, in 2011, to $128.2 billion as of December 31, 2011, from $122.2 billion as of December 31, 2010. The increase in deposits reflects our increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. We provide additional information on the composition of our deposits, average outstanding balances, interest expense and yield, below in “Liquidity Risk Profile.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings increased to $23.0 billion as of December 31, 2011, from $14.9 billion as of December 31, 2010. The $8.2 billion increase in our debt, which excludes securitized debt obligations, was primarily attributable to the proceeds of approximately $3.0 billion from the issuance of senior notes, a $5.8 billion increase in short-term FHLB advances and a decrease of $854 million due to the maturity of one senior note. We provide additional information on our borrowings in “Note 10—Deposits and Borrowings.”

The $3.0 billion of senior notes were issued in July 2011 and included four different series of our senior notes (the “2011 Notes”): $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014; $750 million aggregate principal amount of our 2.125% Senior Notes due 2014; $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $10.4 billion to $16.5 billion as of December 31, 2011, from $26.9 billion as of December 31, 2010. This decrease was attributable to pay downs of the loans underlying the consolidated non-credit card securitization trusts, and the scheduled maturities of the debt within our credit card securitization trusts.

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

Table 13 presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008 for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of December 31, 2011 and 2010:

Table 13: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	December 31,		Original Unpaid Principal Balance
(Dollars in billions)	2011	2010	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	6	7	19	—	2	8	9
Uninsured Securitizations and Other	30	33	81	3	15	30	33

Total	$41	$45	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $19 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately $13 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $6 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $81 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $50 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $22 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. Various known and unknown investors purchased the remaining $9 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $41 billion in unpaid principal balance remains outstanding as of December 31, 2011, approximately $15 billion in losses have been realized and approximately $11 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $9 billion original principal balance of mortgage loans for which we do not have complete information about the current holders or the underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.1 billion original principal balance of mortgage loans as of December 31, 2011, compared with $1.6 billion as of December 31, 2010. As of December 31, 2011, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $943 million reserve relates to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 14: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole(2)	(52)	(179)	(5)	(236)
Demands rescinded(2)	(87)	—	(22)	(109)

Open claims as of December 31, 2010	$126	$832	$665	$1,623

Gross new demands received	196	359	131	686
Loans repurchased/made whole	(67)	(14)	(16)	(97)
Demands rescinded	(85)	(6)	(30)	(121)
Reclassifications(3)	6	72	(78)	0

Open claims as of December 31, 2011	$176	$1,243	$672	$2,091

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
(3)

Represents adjustments to correct the counterparty category as of December 31, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to GSEs and Insured Securitizations and a decrease in open claims attributable to Uninsured Securitizations and Other.

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

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Litigation and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

For the $6 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $81 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical activity and repurchase rates to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively irregular nature of repurchase activity within these categories. Some Uninsured Securitization investors from this category who have not made repurchase requests or filed representation and warranty lawsuits are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserves for all three subsidiaries were $943 million as of December 31, 2011, as compared with $816 million as of December 31, 2010. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $212 million for the year ended December 31, 2011, primarily driven by increased repurchase activity from Uninsured Securitizations and other whole loan investors. During 2011, we had settlements of repurchase requests totaling $85 million that were charged against the reserve. The table below summarizes changes in our representation and warranty reserves for the years ended December 31, 2011 and 2010.

The following table summarizes changes in our representation and warranty reserve for the full years of 2011 and 2010.

Table 15: Changes in Representation and Warranty Reserve

	Year Ended December 31,
(Dollars in millions)	2011	2010
Representation and warranty repurchase reserve, beginning of period(1)	$816	$238
Provision for repurchase losses(2)	212	636
Net realized losses	(85)	(58)

Representation and warranty repurchase reserve, end of period(1)	$943	$816

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $43 million and $204 million in 2011 and 2010, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $169 million and $432 million in 2011 and 2010, respectively.

As indicated in the table below, most of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Table 16: Allocation of Representation and Warranty Reserves

	Reserve Liability
	December 31,		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	2011	2010
GSEs and Active Insured Securitizations	$778	$796	$24
Inactive Insured Securitizations and Others	165	20	87

Total	$943	$816	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation, DBSP Litigation and the FHLB of Boston Litigation, could be as high as $1.5 billion, the same level as we provided as of September 30, 2011 and an increase of $400 million from the estimate we provided as of December 31, 2010. This increase is attributable to increased activity from uninsured investors, increased governmental and regulatory scrutiny of mortgage practices and continued difficulty in the housing market and overall economy. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimated upper-end of the amount of reasonably possible losses. There is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

Under previous accounting guidance, we were not required to consolidate the majority of our securitization trusts because they were qualified special purpose entities (“QSPEs”). Accordingly, we considered these trusts to be off-balance sheet arrangements. Effective January 1, 2010, we prospectively adopted two new accounting standards related to the transfer and servicing of financial assets and consolidations that changed how we account for our securitization trusts. The adoption of these new consolidation accounting standards resulted in the consolidation of substantially all of our securitization trusts.

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.3 billion and $319 million, respectively, as of December 31, 2011, and our maximum exposure to loss was $2.5 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the OCC, respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating) in order to be considered adequately capitalized.

National banks also are subject to prompt corrective action capital regulations. Under prompt corrective action regulations, a bank is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6% (200 basis points higher than the above minimum capital standard), a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets these minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies.

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

Table 17 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards; and the capital ratios of the Banks under the OCC’s capital adequacy standards as of December 31, 2011 and 2010. Table 18 provides the details of the calculation of our capital ratios.

Table 17: Capital Ratios Under Basel I(1)

	December 31,
	2011			2010
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:(2)
Tier 1 common equity(3)	9.7%	N/A	N/A	8.8%	N/A	N/A
Tier 1 risk-based capital(4)	12.0	4.0%	6.0%	11.6	4.0%	6.0%
Total risk-based capital(5)	14.9	8.0	10.0	16.8	8.0	10.0
Tier 1 leverage(6)	10.1	4.0	N/A	8.1	4.0	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	11.2%	4.0%	6.0%	13.5%	4.0%	6.0%
Total risk-based capital	15.0	8.0	10.0	23.6	8.0	10.0
Tier 1 leverage	10.2	4.0	5.0	8.3	4.0	5.0
Capital One, N.A.
Tier 1 risk-based capital	11.0%	4.0%	6.0%	11.1%	4.0%	6.0%
Total risk-based capital	12.2	8.0	10.0	12.4	8.0	10.0
Tier 1 leverage	8.7	4.0	5.0	8.1	4.0	5.0

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.
(6)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

We exceeded minimum capital requirements and met the “well capitalized” ratio levels for total risk-based capital and Tier 1 risk-based capital under Federal Reserve rules for bank holding companies as of December 31, 2011. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of December 31, 2011.

Table 18: Risk-Based Capital Components Under Basel I(1)

	December 31,
(Dollars in millions)	2011	2010
Total stockholders’ equity	$29,666	$26,541
Less: Net unrealized gains recorded in AOCI(2)	(289)	(368)
Net losses on cash flow hedges recorded in AOCI(2)	71	86
Disallowed goodwill and other intangible assets(3)	(13,855)	(13,953)
Disallowed deferred tax assets	(534)	(1,150)
Other	(2)	(2)

Tier 1 common equity	15,057	11,154
Plus: Tier 1 restricted core capital items(4)	3,635	3,636

Tier 1 risk-based capital	18,692	14,790

Plus: Long-term debt qualifying as Tier 2 capital	2,438	2,827
Qualifying allowance for loan and lease losses	1,979	3,748
Other Tier 2 components	23	29

Tier 2 risk-based capital	4,440	6,604

Total risk-based capital	$23,132	$21,394

Risk-weighted assets(5)	$155,657	$127,043

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	Amounts presented are net of tax.
(3)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(4)	Consists primarily of trust preferred securities.
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

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or CCAR). Under the rules, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy and the ability of the bank holding company to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters.

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

We elected the phase-in option, which required us to phase-in 50% of consolidated assets beginning with the third quarter of 2010 for purposes of determining risk-weighted assets. The phase-in provisions expired after December 31, 2010, and we completed the final phase-in during the first quarter of 2011, which resulted in the addition of approximately $15.5 billion of assets to the denominator used in calculating our regulatory ratios. The addition of these assets negatively impacted our risk-based regulatory capital ratios as of December 31, 2011 from December 31, 2010.

Under the Dodd-Frank Act, many trust preferred securities will cease to qualify for Tier 1 capital, subject to a three year phase-out period expected to begin in 2013.

Dividend Policy

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. For additional information on dividends, see “Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds.”

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA based on the Earnings Limitation Test were

$2.6 billion and $1.3 billion, respectively, as of December 31, 2011. Although funds are available for dividend payments from the Banks, we would execute a dividend from the Banks in consultation with the OCC. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

We submitted a Comprehensive Capital Analysis and Review (“CCAR 2012”) to the Federal Reserve on January 9, 2012 along with eighteen other large U.S. banking organizations. We expect to incorporate any feedback from our regulators in response to the CCAR 2012 submission in our ongoing capital management planning.

Settlement of Forward Sale Agreements

On February 16, 2012, we settled forward sale agreements that we entered into with certain counterparties acting as forward purchasers in connection with a public offering of shares of our common stock on July 19, 2011. Pursuant to the forward sale agreements, we issued 40 million shares of our common stock at settlement. After underwriter’s discounts and commissions, the net proceeds to the company were at a forward sale price per share of $48.17 for a total of approximately $1.9 billion.

Pending HSBC U.S. Credit Card Business Acquisition

In August 2011, we announced that we entered into a purchase agreement with HSBC to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States. We currently expect the HSBC acquisition to close in the second quarter of 2012, subject to customary closing conditions, including certain governmental clearances and approvals. We also announced that we expect a planned capital raise of an estimated $1.25 billion in connection with the HSBC acquisition. We have the option, subject to certain conditions, to issue $750 million of the $1.25 billion to HSBC in the form of our common stock (valued at $39.23 per share). The decision to raise any capital and, if so, the amount of capital to be raised will be dependent on a number of factors, including the timing of the closing of the pending HSBC acquisition, changes in interest rates, regulatory expectations, our results of operations and financial condition and our assessment of the appropriate level of regulatory capital to hold at that time.

RISK MANAGEMENT

Overview

Risk management is an important part of our business model, as all financial institutions are exposed to a variety of business risks that can significantly affect their financial performance. Our business activities expose us to eight major categories of risks: strategic risk, reputational risk, compliance risk, legal risk, liquidity risk, credit risk, market risk and operational risk.

•	Credit Risk: Credit risk is the risk of financial loss arising from a borrower’s or a counterparty’s inability to meet its financial or contractual obligations.

•

Liquidity Risk: Liquidity risk is the risk that we will not be able to meet our future financial obligations as they come due or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time period.

•

Market Risk: Market risk is the risk that our earnings and/or economic value of equity may be adversely affected by changes in market conditions, including changes in interest rates and foreign currency exchange rates, changes in credit spreads and price fluctuations and changes in value due to changes in market perception or the actual credit quality of issuers.

•

Compliance Risk: Compliance risk is the risk of financial loss due to regulatory fines or penalties, sanctions restricting or suspending our business or costs of mandatory corrective action resulting from a failure to comply with applicable laws, regulations, principles or other supervisory guidance requirements, or our own internal code of conduct and policies intended to ensure compliance with applicable laws and regulations.

•

Operational Risk: Operational risk is the risk of loss, adverse customer experience, or negative regulatory or reputation impact resulting from inadequate or failed internal process, human factors, systems, or from external events.

•

Legal Risk: Legal risk represents the risk of material adverse impact due to new or changes in laws and regulations; new interpretations of law; the drafting, interpretation and enforceability of contracts; adverse decisions or consequences arising from litigation or regulatory scrutiny; the establishment, management and governance of our legal entity structure; or the failure to seek or follow appropriate legal counsel when needed.

•

Reputational Risk: Reputational risk is the risk that negative publicity, whether true or not, could adversely affect our market value, profitability, customer base, funding sources or operations or result in costly litigation.

•

Strategic Risk: Strategic risk is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution, and/or other inherent risks of the business.

We discuss below our overall risk management principles, roles and responsibilities, framework and risk appetite. Following this section, we address in more detail the specific procedures, measures and analysis of the major categories of risks that we manage.

Risk Management Principles

Our risk management framework is intended to identify, assess and mitigate risks that affect or have the potential to affect our business. We target financial returns that compensate us for the amount of risk that we take and avoid excessive risk-taking. Our risk management framework consists of five key risk management principles:

(1)	Individual businesses take and manage risk within established tolerance levels in pursuit of strategic, financial and other business objectives.

(2)	Independent risk management organizations support individual businesses by providing risk management tools and policies and by aggregating risks; in some cases, risks are managed centrally.

(3)	The Board of Directors and senior management review our aggregate risk position, establish the risk appetite and work with management to ensure conformance to policy and adherence to our adopted mitigation strategy.

(4)	We employ a top risk identification system to maintain the appropriate focus on the risks and issues that may have the most impact and to identify emerging risks of consequence.

(5)	Independent assurance functions, such as our Internal Audit and Credit Review teams, assess the governance framework and test transactions, business processes and procedures to provide assurance as to whether our risk programs are operating as intended.

Our approach is reflected in five critical risk management practices of particular importance in the financial services industry due to changing regulatory environments and ongoing economic uncertainty.

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

Second, we recognize that we are exposed to cyclical changes in credit quality. Consequently, we try to ensure our credit portfolio is resilient to economic downturns. Our most important tool in this endeavor is sound underwriting, using what we deem to be conservative assumptions. In unsecured consumer loan underwriting, we generally assume that loans will be subject to an environment in which losses are significantly higher than those prevailing at the time of underwriting. In commercial underwriting, we generally require strong cash flow, collateral and covenants and guarantees. In addition to sound underwriting, we continually monitor our portfolio and take steps to collect or work out distressed loans.

Third, we recognize that compliance is becoming more complex and that regulatory and consumer expectations are rising. In the aftermath of the financial crisis, new rules and regulations were and continue to be promulgated and a new agency was created, the Consumer Financial Protection Bureau, to increase focus on consumer protection. In response, we have been and will continue to expand the scope and intensity of our compliance activities including developing requirements, approving new products, establishing procedures and controls, training staff and testing the effectiveness of business controls and the overall program.

Fourth, we recognize that reputational risk is of particular concern for financial institutions as a result of the aftermath of the recent financial crisis and economic downturn, which has resulted in increased regulation and widespread regulatory changes. Consequently, our Chief Executive Officer and executive team manage both tactical and strategic reputation issues and build our relationships with the government, media and other constituencies to help strengthen the reputations of both our company and industry. Our actions include taking public positions in support of better consumer practices in our industry and, where possible, unilaterally implementing those practices in our business.

Finally, we recognize that maintaining a strong capital position is essential to our business strategy and competitive position. We also recognize that regulatory and market expectations for the amount and quality of capital are rising. Understanding and managing risks to our capital position is an underlying objective of all our risk programs. Stress testing and economic capital measurement, both of which incorporate inputs from across the risk spectrum, are key tools for evaluating our capital position and risk adjusted returns. We also consider risks to our reputation and to our ability to access capital markets as part of our process for evaluating our capital plans. See “MD&A—Capital Management” for additional information on our capital adequacy and strength.

Risk Management Roles and Responsibilities

The Board of Directors is responsible for establishing our overall risk framework, approving and overseeing execution of the Enterprise Risk Management Policy and key risk category policies, establishing our risk appetite, and regularly reviewing our risk profile.

The Chief Risk Officer, who reports to the Chief Executive Officer, is responsible for overseeing our risk management program and driving appropriate action to resolve any weaknesses. The risk management program begins with a set of policies and risk appetites approved by the Board that are implemented through a system of risk committees and senior executive risk stewards. We have established risk committees at both the corporate and divisional level to identify and manage risk. In addition, we have assigned a senior executive expert to each of eight risk categories. We refer to these experts as risk stewards. These executive risk stewards work with the Chief Risk Officer and the risk committees to identify and report risks, develop mitigation plans and controls and remediate issues. The Chief Risk Officer aggregates the results of these processes to assemble a view of our risk profile. Both management and the Board of Directors regularly review the risk profile.

Risk Management Framework

We use a consistent risk management framework to manage risk. This framework applies at all levels, from the development of the Enterprise Risk Management Program itself to the tactical operations of the front-line business team. Our risk management framework, which is built around governance, processes and people, consists of the following six key elements:

•	Objective Setting

•	Risk Assessment

•	Control Activities

•	Communication and Information

•	Program Monitoring

•	Organization and Culture

Objective Setting

Our risk management approach begins with objective setting. We establish strategic, financial, operational and other objectives during our strategic and annual planning processes and throughout the year. These objectives cascade through the organization to individual teams of associates. The risk management approach helps identify and manage risks that have the potential to interfere with the achievement of our stated objectives.

Risk Assessment

Risk assessment is the process of identifying risks to our objectives, evaluating the impact of those risks and choosing and executing on a response. Our risk responses include risk avoidance, mitigation or acceptance. Generally, our risk responses are guided by our established risk appetite. For certain risk categories (legal, compliance, liquidity, credit and market risks), risk assessment is largely conducted by central risk groups or jointly between business areas and central groups. For other risk categories (strategic, reputational and operational risks), risk assessment is primarily the responsibility of business areas with less central support.

Control Activities

We consider our control activities to be the day-to-day backbone of our risk management. Controls provide reasonable assurance that legal, regulatory, and business requirements are being met, and identified risks are being mitigated, avoided, or accepted according to our risk response choices and risk appetite. We have practices in place designed to establish key controls and assess their effective in preventing a breakdown. Control activities include the monitoring of adherence to current policy and procedure requirements, sign-offs, and regular reporting to management. They also include the resolution of regulatory and audit findings and issues and the procedures that trigger objective setting and risk assessments when new business opportunities are evaluated or business hierarchy changes occur.

Communication and Information

Communication and information infrastructures must be solid and are necessary to support the objective setting, risk assessment, and control activities described above. Robust risk management requires well-functioning communication channels to inform associates of their responsibilities, alert them to issues or changes that might affect their activities, and to enable an open flow of information up, down, and across our company. Robust risk management also requires management information to enable controls to work effectively and to support the analysis needed to set objectives and assess risk accurately. Our risk governance structure is designed to support solid and ongoing communication. Specific reports and communication infrastructure are defined within our individual risk category policies.

Program Monitoring

Program monitoring is critical to our overall risk management program. Program monitoring involves assessing the accuracy, sufficiency, and effectiveness of current objectives, risk assessments, controls, ownership, communication, and management support. The assessment of a risk program or activity can be qualitative or quantitative. We encourage the use of measurements and metrics where it is possible, recognizing that some risks or programs cannot be measured quantitatively. Where deficiencies are discovered, we seek to update the risk management program to resolve the deficiencies in a timely manner. Significant deficiencies are escalated to the appropriate risk executive or risk committee. Clear accountability is defined when resolving deficiencies so that the desired outcome is achieved. Risk management programs are monitored at every level from the overall Enterprise Risk Management Program to the individual risk management activities in each business area.

Organization and Culture

Our intent is to create and maintain an effective risk management organization and culture. A strong organization and culture promotes risk management as a key factor in making important business decisions and helps drive risk management activities deeper into the company. An effective risk management culture starts with a well-defined risk management philosophy. It requires established risk management objectives that align to business objectives and make targeted risk management activities part of ongoing business management activities. We believe we staff risk functions at the appropriate levels with qualified associates and effective tools that support risk management practices and activities. Senior management and the Board of Directors are ultimately accountable for promoting adherence to sound risk principles and tolerances. We seek to incent associates at all levels to perform according to corporate policies and risk tolerance and in conformity with applicable laws and regulations. Additionally, management establishes performance goals, plans, and incentives that are designed to promote financial performance within the confines of a sound risk management program and within defined risk tolerances.

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

Risk Appetite

We have a defined risk appetite for each of our eight risk categories that is approved by the Board of Directors. Stated risk appetites define the parameters for taking and accepting risks and are used by management and the Board of Directors to make business decisions.

For some risk categories (credit, liquidity, market), our risk appetite statements are translated into largely quantitative limits and guidelines. For other risk categories, our risk appetite is defined more qualitatively and is supported by indicative metrics where appropriate. We communicate risk appetite statements, metrics and limits to the appropriate levels in the organization and monitor adherence.

Primary Risk Categories

Below we provide an overview of how we manage our eight primary risk categories. Following this section, we provide detailed information and metrics about three of our most significant risk exposures: credit, liquidity and market.

Credit Risk Management

The Chief Risk Officer, in conjunction with the Consumer and Commercial Chief Credit Officers, is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of our lending-related transactions. These responsibilities are fulfilled by the Chief Consumer Credit Officer and the Chief Commercial Credit Officer. Division Presidents are responsible for managing the credit risk within their division and maintaining processes to control credit risk and comply with credit policies and guidelines. In addition, the Chief Risk Officer establishes policies, delegates approval authority and monitors performance for non-loan credit exposure entered into with financial counterparties or through the purchase of credit sensitive securities in our investment portfolio.

Our credit policies establish standards in five areas: customer selection, underwriting, monitoring, remediation, and portfolio management. The standards in each area provide a framework comprising specific objectives and control processes. These standards are supported by detailed policies and procedures for each component of the credit process. Starting with customer selection, our goal is to provide credit on terms that generate above hurdle returns. We use stress tests in conjunction with our planning process to establish specific limits to help us achieve that goal.

We apply quantitative credit risk limits and guidelines to each of our lines of business. We monitor performance and forecasts relative to these guidelines and report results and any required mitigating actions to the Credit Policy Committee and to the Audit and Risk Committee of the Board.

Liquidity Risk Management

The Chief Financial Officer is responsible for managing liquidity risk. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation in both deposits and capital marketing funding sources. Management reports liquidity metrics to the Asset/Liability Management Committee monthly and to the Finance and Trust Oversight Committee of the Board of Directors no less than quarterly. Any policy breach in a liquidity limit is required to be reported to the Treasurer as soon as it is identified and to the Asset/Liability Management Committee at the next regularly scheduled committee meeting, unless the breach activates the Liquidity Contingency Plan, in which case a special meeting may be called. Any policy breach is also required to be reported to the Finance and Trust Oversight Committee no later than the next regularly scheduled meeting. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Market Risk Management

The Chief Financial Officer is responsible for managing market risk. We manage market risk exposure centrally and establish quantitative limits to control our exposure. We define market risk as the risk that our earnings and/or economic value of equity may be adversely affected by changes in market conditions, including changes in interest rates and foreign currency exchange rates, changes in credit spreads and price fluctuations and changes in value due to changes in market perception or the actual credit quality of issuers. Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives.

The market risk positions of our banking entities and the company are calculated separately and in total and are reported in comparison to pre-established limits to the Asset/Liability Management Committee monthly and to the Finance and Trust Oversight Committee of the Board no less than quarterly. Management is authorized to utilize financial instruments as outlined in our policy to actively manage market risk exposure. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Compliance Risk Management

The Chief Compliance Officer is responsible for establishing the compliance management program, for determining specific compliance requirements, and for monitoring performance. Division Presidents are responsible for building and maintaining business processes that meet the requirements of the compliance program.

We ensure compliance by maintaining an effective Compliance Management Program consisting of sound policies, systems, processes, and reports. The Compliance Management Program provides management with guidance, training, and monitoring to provide reasonable assurance of our compliance with internal and external compliance requirements. Additionally, management and the Corporate Compliance department jointly and separately conduct on-going monitoring and assess the state of compliance. The assessment provides the basis for performance reporting to management and the Board, allows business areas to determine if their compliance performance is acceptable, and confirms effective compliance controls are in place. Business areas embed compliance requirements and controls into their business policies, standards, processes and procedures. They regularly monitor and report on the efficacy of their compliance controls. Corporate Compliance, working jointly with the business, defines and validates a standard compliance monitoring and reporting methodology. Compliance results and trends are reported to management’s Risk Management Committee and the Audit and Risk Committee of the Board.

Operational Risk Management

The Chief Operational Risk Officer is responsible for the establishment of risk management standards and for governance and monitoring of operational risk at a corporate level. Division Presidents are responsible for managing operational risk within their business areas.

While most operational risks are managed and controlled by business areas, the Operational Risk Management Program establishes requirements and control processes that assure certain consistent practices in the management of operational risk and provides transparency to the corporate operational risk profile. Our Operational Risk Management Program also includes two primary additional functions. Operational Risk Reporting involves independent assessments of the control and sustainability of key business processes at a corporate and business area level, and such assessments are provided to the Chief Risk Officer, management’s Risk Management Committee and the Audit and Risk Committee of the Board.

Operational risk results and trends are reported to the Risk Management Committee and the Audit and Risk Committee of the Board.

Legal Risk Management

The General Counsel is responsible for managing legal risk by providing legal evaluation and guidance to the enterprise and business areas. This evaluation and guidance is based on an assessment of the type and degree of legal risk associated with the internal business area practices and activities and of the controls the business has in place to mitigate legal risks. Legal risk is governed by and defined in our Legal Risk Policy.

Reputational Risk Management

The General Counsel is responsible for managing our overall reputational risk. Reputational risks associated with daily interactions are managed by our business areas. Business area activities are controlled by the frameworks set forth in the Reputational Risk Management Policy and other risk management policies. Each business area determines how much risk it is willing to accept and when it is prudent to execute mitigation activities. From time to time, senior management conducts detailed assessments of our business practices and evaluates them in terms of their potential impact on Capital One’s reputation. The Reputational Risk Management Policy sets forth the obligation of each business area, with direction and guidance from the Reputational Risk Steward and his or her designee to identify, assess and determine whether and how best to mitigate its reputation risk. The Reputational Risk Steward is responsible for reporting on the assessments of our aggregate reputation risk, as well as the state of our reputation with specific stakeholder groups, to the Chief Risk Officer, the Chief Executive Officer, the Risk Management Committee and the Audit and Risk Committee of the Board of Directors, as appropriate.

Strategic Risk Management

The Chief Executive Officer is responsible for our strategy. The Chief Executive Officer develops an overall corporate strategy and leads alignment of the entire organization with this strategy through definition of strategic imperatives and top-down communication. The Chief Executive Officer and other senior executives spend significant time throughout the entire company sharing our strategic imperatives to promote an understanding of our strategy and connect it to day-to-day associate activities to enable effective execution. Division Presidents are accountable for defining business strategy within the context of the overall corporate level strategy and strategic imperatives. Business strategies are integrated into the corporate strategic plan and are reviewed and approved separately and together on an annual basis by the Chief Executive Officer and the Board of Directors.

CREDIT RISK PROFILE

Our loan portfolio accounts for the substantial majority of our credit risk exposure. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.

We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, foreign exchange transactions and deposit overdrafts. These activities are also governed under our credit policy and are subject to independent review and approval. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheet Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 11—Derivative Instruments and Hedging Activities.”

Loan Portfolio Composition

We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial loans.

•

Credit cards: We market a range of credit card products across the credit spectrum and through a variety of channels. Our credit cards generally have variable long-term interest rates. Credit card accounts are underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to a further analysis using a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated debt burden and credit bureau information. We maintain a credit card securitization program and selectively sell charged-off credit card loans. However, subsequent to the adoption of the consolidation accounting guidance on January 1, 2010, we retain all of our credit card loans on our balance sheet.

•

Auto loans: We market a range of auto loan products across the credit spectrum. Customers are acquired through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates and loan terms of 72 months or less. Loan size limits are customized by program and subject to a current maximum of $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated debt-to-income ratio, and credit bureau information, along with collateral characteristics such as loan-to-value ratio. We generally retain all of our auto loans, though we have securitized auto loans and sold charged-off auto loans in the past and may do so in the future.

•

Home loans: Most of the existing home loans in our loan portfolio were originated by banks we acquired. The underwriting standards for these loans were less restrictive than our current underwriting standards.

Currently, we generally originate residential mortgage and home equity loans in our retail branch footprint through our branches, dedicated home loan officers and direct marketing. Our home loan products include conforming and non-conforming fixed rate and adjustable rate mortgage loans, as well as first and second lien home equity loans and lines of credit. Our underwriting standards for conforming loans are designed to meet the underwriting standards required by Fannie Mae, Freddie Mac or FHA/VA (the “agencies”) at a minimum, and we sell most of our conforming loans to the agencies. We generally retain non-conforming mortgages and home equity loans and lines of credit. We currently restrict non-conforming loans to properties within our retail branch footprint. Our underwriting policy limits for these loans include (1) a maximum loan-to-value ratio of 80% for loans without mortgage insurance; (2) a maximum loan-to-value ratio of 95% for loans with mortgage insurance or for home equity products; (3) a maximum debt-to-income ratio of 50%; and (4) a maximum loan amount of $2.5 million. Our underwriting procedures are intended to verify the income of applicants and obtain appraisals to determine home values. We may, in limited instances, use automated valuation models to determine home values.

•

Commercial loans. We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market industrial and service companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, loan-to-value ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees (if any) and current market conditions. Although we generally retain commercial loans, we may syndicate large positions for risk mitigation purposes. In addition, we have sold impaired commercial loans in the past and may do so in the future.

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts. Prior to our January 1, 2010 adoption of the new consolidation standards, a portion of our managed loans were accounted for as off-balance sheet. Loans underlying our securitization trusts are now reported on our consolidated balance sheets in restricted loans for securitization investors. Table 19 presents the composition of our total loan portfolio, by business segments, as of December 31, 2011 and 2010.

Table 19: Loan Portfolio Composition

	December 31,
	2011		2010
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Credit Card business:
Credit card loans:
Domestic credit card loans	$54,682	40.3%	$49,979	39.7%
International credit card loans	8,466	6.2	7,513	6.0

Total credit card loans	63,148	46.5	57,492	45.7

Installment loans:
Domestic installment loans	1,927	1.4	3,870	3.0
International installment loans	—	—	9	—

Total installment loans	1,927	1.4	3,879	3.0

Total credit card	65,075	47.9	61,371	48.7

Consumer Banking business:
Auto	21,779	16.0	17,867	14.2
Home loan	10,433	7.7	12,103	9.6
Other retail	4,103	3.0	4,413	3.5

Total consumer banking	36,315	26.7	34,383	27.3

Commercial Banking business:(1)
Commercial and multifamily real estate	15,410	11.4	13,396	10.6
Middle market	12,684	9.3	10,484	8.3
Specialty lending	4,404	3.2	4,020	3.2

Total commercial lending	32,498	23.9	27,900	22.1
Small-ticket commercial real estate	1,503	1.1	1,842	1.5

Total commercial banking	34,001	25.0	29,742	23.6

Other:
Other loans	501	0.4	451	0.4

Total	$135,892	100.0%	$125,947	100.0%

(1)	Includes construction and land development loans totaling $2.2 billion and $2.4 billion as of December 31, 2011 and 2010, respectively.

Table 20 presents a schedule of our loan maturities as of December 31, 2011.

Table 20: Loan Maturity Schedule

	December 31, 2011
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)(2)	$2,557	$13,846	$64	$16,467
Consumer	986	14,814	11,539	27,339
Commercial	1,402	6,942	4,981	13,325
Other	13	38	147	198

Total fixed-rate loans	4,958	35,640	16,731	57,329

Variable rate:
Credit card(1)	48,608	—	—	48,608
Consumer	7,803	1,001	172	8,976
Commercial	18,571	2,021	84	20,676
Other	264	12	27	303

Total variable-rate loans	75,246	3,034	283	78,563

Total	$80,204	$38,674	$17,014	$135,892

(1)

Due to the revolving nature of credit card loans, we report all variable-rate credit card loans as due in one year or less. We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less. We assume that our remaining fixed-rate credit card loans will mature within one to three years.

(2)	Includes installment loans of $1.9 billion.

We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom. The Credit Card segment accounted for $65.1 billion, or 48% of our total loan portfolio as of December 31, 2011, compared with $61.4 billion, or 49% as of December 31, 2010. Because of the diversity of our credit card products and national marketing approach, no single geographic concentration exists within the credit card portfolio. Table 21 displays the geographic concentration of our credit card loan portfolio as of December 31, 2011 and 2010.

Table 21: Credit Card Concentrations

	December 31,
	2011		2010
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Domestic card:
California	$6,410	9.9%	$6,242	10.2%
Texas	3,862	5.9	3,633	5.9
New York	3,737	5.7	3,599	5.8
Florida	3,382	5.2	3,298	5.4
Illinois	2,664	4.1	2,403	3.9
Pennsylvania	2,575	4.0	2,389	3.9
Ohio	2,284	3.5	2,109	3.4
New Jersey	2,162	3.3	1,971	3.2
Michigan	1,834	2.8	1,716	2.8
Other	27,699	42.6	26,489	43.2

Total domestic card	56,609	87.0	53,849	87.7

International card:
United Kingdom	3,828	5.9	4,102	6.7
Canada	4,638	7.1	3,420	5.6

Total international card	8,466	13.0	7,522	12.3

Total credit card	$65,075	100.0%	$61,371	100.0%

Consumer Banking accounted for $36.3 billion, or 27%, of our loan portfolio as of December 31, 2011, compared with $34.4 billion, or 27%, of our loan portfolio as of December 31, 2010. The auto portfolio is originated primarily on a national basis, with additional originations through the retail branch network. The home loan portfolio is concentrated in New York, California and Louisiana which reflects the characteristics of the legacy Hibernia, North Fork and Chevy Chase Bank portfolios that comprise the majority of our home loans. Retail banking includes small business loans and other consumer lending products originated through our branch network. See Table 22 below for additional information.

Table 22: Consumer Banking Concentrations

	December 31,
	2011		2010
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Auto:
Texas	$3,901	10.7%	$3,161	9.2%
California	1,837	5.1	1,412	4.1
Louisiana	1,389	3.8	1,334	3.9
Florida	1,196	3.3	954	2.8
Georgia	1,124	3.1	908	2.6
Illinois	950	2.6	843	2.5
New York	940	2.6	894	2.6
Other	10,442	28.8	8,361	24.3

Total auto	21,779	60.0	17,867	52.0

Home loan:
New York	2,046	5.7	2,380	6.9
California	1,896	5.2	2,339	6.8
Louisiana	1,530	4.2	1,778	5.2
Maryland	904	2.5	886	2.6
Virginia	794	2.2	791	2.3
New Jersey	579	1.5	701	2.0
Other	2,684	7.4	3,228	9.4

Total home loan	10,433	28.7	12,103	35.2

Retail banking:
Louisiana	1,514	4.2	1,754	5.1
Texas	930	2.6	1,125	3.3
New York	896	2.5	909	2.6
New Jersey	295	0.8	357	1.0
District of Columbia	261	0.7	20	0.0
Maryland	72	0.2	89	0.3
Virginia	42	0.1	52	0.2
Other	93	0.2	107	0.3

Total retail banking	4,103	11.3	4,413	12.8

Total consumer banking	$36,315	100.0%	$34,383	100.0%

Commercial Banking represented $34.0 billion, or 25%, of our loan portfolio as of December 31, 2011, up from 24% as of December 31, 2010. We operate our Commercial Banking business primarily in the geographies in which we maintain retail bank branches. As a result, most of the portfolio is located in New York, Louisiana and Texas, our largest retail banking markets. Our small-ticket commercial real estate portfolio was originated on a national basis through a broker network and is in run-off mode. See Table 23 below for additional information.

Table 23: Commercial Banking Concentrations

	December 31,
	2011		2010
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Commercial lending:
New York	$13,213	38.9%	$11,997	40.3%
Texas	4,246	12.5	2,990	10.1
Louisiana	3,915	11.5	2,968	10.0
New Jersey	2,031	6.0	2,149	7.2
Maryland	921	2.7	646	2.2
Massachusetts	911	2.7	800	2.7
District of Columbia	763	2.2	389	1.3
Pennsylvania	743	2.2	594	2.0
Virginia	730	2.1	534	1.8
California	654	1.9	598	2.0
Other	4,371	12.9	4,235	14.2

Total commercial lending	32,498	95.6	27,900	93.8

Small-ticket commercial real estate:
New York	616	1.8	751	2.5
California	329	1.0	402	1.4
Massachusetts	117	0.3	146	0.5
New Jersey	83	0.2	102	0.3
Florida	57	0.2	76	0.3
Other	301	0.9	365	1.2

Total small-ticket commercial real estate	1,503	4.4	1,842	6.2

Total commercial banking	$34,001	100.0%	$29,742	100.0%

Credit Risk Measurement

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

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 24 compares 30+ day performing loan delinquency rates, by loan category, as of December 31, 2011 and 2010. We also present total 30+ day delinquent loans.

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

The delinquency rates presented are calculated, by loan category, based on our total loan portfolio. Our total loan portfolio consists of loans recorded on our balance sheet, which includes purchased credit-impaired (“PCI”) loans acquired from Chevy Chase Bank and loans held in our securitization trusts. Loans acquired from Chevy Chase Bank were recorded at fair value at acquisition. We separately track and report the performance of PCI loans and exclude these loans from the numerator in calculating our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

Table 24: 30+ Day Delinquencies

	December 31, 2011				December 31, 2010
	30+ Day Performing		30+ Day Total		30+ Day Performing		30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card business:(3)
Domestic credit card and installment	$2,073	3.66%	$2,073	3.66%	$2,200	4.09%	$2,200	4.09%
International credit card and installment	438	5.18	438	5.18	432	5.75	432	5.75

Total credit card	2,511	3.86	2,511	3.86	2,632	4.29	2,632	4.29

Consumer Banking business:
Auto	1,498	6.88	1,604	7.36	1,355	7.58	1,453	8.13
Home loan(2)	93	0.89	478	4.58	77	0.64	504	4.16
Retail banking(2)	34	0.83	94	2.29	41	0.93	93	2.11

Total consumer banking(2)	1,625	4.47	2,176	5.99	1,473	4.28	2,050	5.96

Commercial Banking business:
Commercial and multifamily real estate(2)	217	1.41	341	2.21	147	1.10	302	2.25
Middle market(2)	58	0.46	112	0.88	28	0.27	89	0.85
Specialty lending	20	0.44	41	0.93	33	0.81	58	1.44
Small-ticket commercial real estate	104	6.94	141	9.38	95	5.16	131	7.11

Total commercial banking(2)	399	1.17	635	1.87	303	1.02	580	1.95

Other:
Other loans	17	3.38	46	9.18	22	4.88	69	15.30

Total	$4,552	3.35%	$5,368	3.95%	$4,430	3.52%	$5,331	4.23%

(1)	Delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(2)

The 30+ day performing delinquency rate, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, middle market, and total commercial banking was 1.47%, 0.84%, 5.06%, 1.43%, 0.47% and 1.19%, respectively, as of December 31, 2011, compared with 1.06%, 0.97%, 5.01%, 1.12%, 0.28% and 1.04%, respectively, as of December 31, 2010.

(3)

In the third quarter of 2011, we revised the manner in which we estimate expected recoveries of finance charge and fee amounts previously considered to be uncollectible. This revision resulted in an increase of 11 basis points in the 30+ day delinquency rate for Domestic Card. For International Card, the change did not have a significant impact on the 30+ day delinquency rate.

Table 25 presents an aging of 30+ day performing delinquent loans included in the above table.

Table 25: Aging of 30+ Day Delinquent Loans

	December 31,
	2011		2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$135,892	100.00%	$125,947	100.00%

Delinquency status:
30 – 59 days	$2,306	1.70%	$2,008	1.59%
60 – 89 days	1,092	0.80	1,103	0.88
90 + days	1,970	1.45	2,220	1.76

Total	$5,368	3.95%	$5,331	4.23%

Geographic region:
Domestic	$4,930	3.63%	$4,899	3.89%
International	438	0.32	432	0.34

Total	$5,368	3.95%	$5,331	4.23%

(1)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

Table 26 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of December 31, 2011, 2010 and 2009. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 26: 90+ Days Delinquent Loans Accruing Interest

	December 31,
	2011		2010		2009
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card(2)	$1,196	1.84%	$1,379	2.25%	$2,054	3.00%
Consumer	5	0.01	5	0.01	58	0.15
Commercial	41	0.12	14	0.05	11	0.04

Total	$1,242	0.91%	$1,398	1.11%	$2,123	1.55%

Geographic region:(3)
Domestic	$1,047	0.77%	$1,195	0.95%	$1,838	1.34%
International	195	0.14	203	0.16	285	0.21

Total	$1,242	0.91%	$1,398	1.11%	$2,123	1.55%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category.

(2)

Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $372 million, $950 million and

$2.1 billion in 2011, 2010 and 2009, respectively. The reserve for uncollectible billed finance charges and fees totaled $74 million, $211 million and $624 million as of December 31, 2011, 2010 and 2009, respectively.
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

Our policies for classifying loans as nonperforming, by loan category, are as follows:

•

Credit card loans: As permitted by regulatory guidance issued by the FFIEC, our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off. When we do not expect full payment of billed finance charges and fees, we reduce the balance of the credit card account by the estimated uncollectible portion of any billed finance charges and fees and exclude this amount from revenue. Installment loans are included in our credit card segment and classified as nonperforming when the loan is 120 days past due.

•

Consumer loans: We classify other non-credit card consumer loans as nonperforming at the earlier of the date when we determine that the collectability of interest or principal on the loan is not reasonably assured or when the loan is 90 days past due for auto, home loans, and unsecured small business revolving lines of credit and 120 days past due for all other non-credit card consumer loans.

•	Commercial loans: We classify commercial loans as nonperforming as of the date we determine that the collectability of interest or principal on the loan is not reasonably assured.

•

Modified loans and troubled debt restructurings: Modified loans, including troubled debt restructurings (“TDRs”), that are current at the time of the restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming and placed on nonaccrual status until the borrower demonstrates a sustained period of performance over several payment cycles, generally six months of consecutive payments, under the modified terms of the loan.

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

Table 27 presents comparative information on nonperforming loans, by loan category, as of December 31, 2011 and 2010, and the ratio of nonperforming loans to our total loans. Nonperforming loans held for sale are excluded from nonperforming loans, as they are recorded at lower of cost or fair value.

Table 27: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	December 31,
	2011(3)		2010
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Auto	$106	0.48%	$99	0.55%
Home loan	456	4.37	486	4.01
Retail banking	90	2.18	91	2.07

Total consumer banking	652	1.79	676	1.97

Commercial Banking business:
Commercial and multifamily real estate	206	1.34	276	2.06
Middle market	92	0.73	133	1.27
Specialty lending	33	0.74	48	1.20

Total commercial lending	331	1.02	457	1.64
Small-ticket commercial real estate	40	2.63	38	2.04

Total commercial banking	371	1.09	495	1.66

Other:
Other loans	36	7.28	54	12.12

Total nonperforming loans held for investment(4)	$1,059	0.78%	$1,225	0.97%

Other nonperforming assets:
Foreclosed property(5)	$169	0.13%	$306	0.24%
Repossessed assets	20	0.01	20	0.02

Total other nonperforming assets	189	0.14	326	0.26

Total nonperforming assets	$1,248	0.92%	$1,551	1.23%

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

(2)

The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, middle market, total commercial banking, and total nonperforming loans held for investment were 7.22%, 2.21%, 2.03%, 1.35%, 0.75%, 1.11% and 0.81%, respectively, as of December 31, 2011, compared with 6.67%, 2.16%, 2.30%, 2.11%, 1.30%, 1.69% and 1.02%, respectively, as of December 31, 2010. The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 0.95% and 1.29% as of December 31, 2011 and 2010, respectively.

(3)

We recognized interest income for loans classified as nonperforming of $31 million in 2011. Interest income foregone related to nonperforming loans was $44 million in 2011. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 1.50% and 1.90% as of December 31, 2011 and 2010, respectively.
(5)	Includes $86 million and $201 million of foreclosed properties related to loans acquired from Chevy Chase Bank, as of December 31, 2011 and 2010, respectively.

Total nonperforming loans, including, TDRs totaling $170 million and $96 million as of December 31, 2011 and 2010, respectively. The decrease in our nonperforming loan ratio to 0.78% as of December 31, 2011, from 0.97% as of December 31, 2010 was primarily attributable to the improvement in the credit quality our commercial banking loans.

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

•

Consumer loans: We generally charge-off consumer loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and unsecured small business lines of credit and 120 days for auto and other non-credit card consumer loans. We calculate the charge-off amount for home loans based on the difference between our recorded investment in the loan and the fair value of the underlying property and estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for declines in home values below our initial fair value and selling cost estimate at the date home loans are charged-off. Consumer loans in bankruptcy, except for auto and home loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court. Auto and home loans in bankruptcy are charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date or in the period the loan becomes 120 days past due for auto loans and 180 days past due for home loans regardless of the bankruptcy notification date. Consumer loans of deceased account holders are charged-off within 60 days of receipt of notification.

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

Table 28 presents our net charge-off amounts and rates, by business segment, for 2011, 2010 and 2009. We provide information on charge-off amounts by loan category below in Table 30.

Table 28: Net Charge-Offs

	Year Ended December 31,
	2011		2010		2009
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount		Rate(1)
Managed:
Credit card(2)	$3,056	4.92%	$5,505	8.79%	$6,688		9.15%
Consumer banking(3)(4)	484	1.39	655	1.82	1,094		2.74
Commercial banking(3)(4)	177	0.57	390	1.32	434		1.45
Other	54	11.52	107	21.18	205	(5)	37.11

Total charge-offs(4)	$3,771	2.94%	$6,657	5.18%	$8,421		5.87%

Average loans held for investment(6)	$128,424		$128,622		$143,514
Reported:
Total charge-offs	$3,771	2.94%	$6,651	5.18%	$4,568		4.58%
Average loans held for investments(6)	128,424		128,526		99,787

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.
(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $257 million for 2011. Loss sharing amounts attributable to Kohl’s reduced net charge-offs by $118 million in 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $139 million as of December 31, 2011.

(3)

Excludes losses on the purchased credit-impaired loans acquired from Chevy Chase Bank. We separately track and report these loans. We provide additional information on the loans acquired from Chevy Chase Bank in “Note 5—Loans.”

(4)

The average loans held for investment used in calculating net charge-off rates includes the impact of loans acquired as part of the Chevy Chase Bank acquisition. Our total net charge-off rate, excluding the impact of acquired Chevy Chase Bank loans, was 3.06%, 5.44% and 6.09% for 2011, 2010 and 2009, respectively.

(5)	During the first quarter of 2009, loans acquired from Chevy Chase Bank were included in the “Other” category.
(6)

The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $5.0 billion, $6.3 billion and $6.8 billion for 2011, 2010 and 2009, respectively.

Loan Modifications and Restructurings

As part of our customer retention efforts, we may modify loans for certain borrowers who have demonstrated performance under the previous terms. As part of our loss mitigation efforts, we may make loan modifications to a borrower experiencing financial difficulty that are intended to minimize our economic loss and avoid the need for foreclosure or repossession of collateral. We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to improve the long-term collectability of the loan. Our most common types of modifications include a reduction in the borrower’s initial monthly or quarterly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. These modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. In some cases, we may curtail the amount of principal owed by the borrower. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs. We also classify loan modifications that involve a trial period as TDRs.

In the third quarter of 2011, we adopted accounting guidance that provides clarification on determining whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The new guidance applies retrospectively to our loan restructurings on or after January 1, 2011.

Table 29 presents the loan balances as of December 31, 2011 and 2010 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 29 excludes loan modifications that do not meet the definition of a TDR and acquired loans from Chevy Chase Bank, which we track and report separately. We provide additional detail on acquired loans from Chevy Chase Bank below under “Purchased Credit-Impaired Loans.”

Table 29: Loan Modifications and Restructurings(1)

	December 31,
(Dollars in millions)	2011	2010(2)
Modified and restructured loans:
Credit card(3)	$898	$913
Auto(4)	58	—
Home loan	104	57
Retail banking	80	13
Commercial	426	162

Total	$1,566	$1,145

Status of modified and restructured loans:
Performing	$1,396	$1,049
Nonperforming	170	96

Total	$1,566	$1,145

(1)	Reflects modifications and restructuring of loans in our total loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in securitization trusts.
(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(3)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.
(4)	Prior to the first quarter of 2011, modified Auto loans were charged-off at the net collateral value and the remaining asset balance was reclassified to Other Assets on our consolidated balance sheet.

The outstanding balance of loan modifications made to assist borrowers experiencing financial difficulties increased to $1.6 billion as of December 31, 2011, from $1.1 billion as of December 31, 2010. Of these modifications, approximately $170 million, or 11%, were classified as nonperforming as of December 31, 2011, compared with $96 million, or 8%, as of December 31, 2010.

Credit card loan modifications have accounted for the majority of our TDR loan modifications, representing $898 million, or 57%, of the outstanding balance of total TDR loans as of December 31, 2011, and $913 million, or 80%, of the outstanding balance of total TDR loans as of December 31, 2010. The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve an increase and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In all cases, we cancel the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement will revert back to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

Home loan modifications represented $104 million, or 7%, of the outstanding balance of total modified loans as of December 31, 2011, compared with $57 million, or 5%, of the outstanding balance of total modified loans as of December 31, 2010. The majority of our modified home loans involve a combination of an interest rate reduction, term extension or principal reduction.

Retail banking loan modifications represented $80 million, or 5% of the outstanding balance of total modified loans as of December 31, 2011 compared with $13 million or 1% of the outstanding balance of total loans as of December 31, 2010. Small business loan modifications represent $60 million or 75% of the outstanding Retail banking loan modifications as of December 31, 2011. Approximately, 50% of the Small Business TDRs in 2011 were added as a result of the adoption of the accounting guidance clarifying TDRs.

Commercial loan modifications represented $426 million, or 27%, of the outstanding balance of total modified loans as of December 31, 2011, compared with $162 million, or 14%, of the outstanding balance of total modified loans as of December 31, 2010. As a result of the adoption of the accounting guidance clarifying TDRs, $120 million or 40% of Commercial TDRs were added in 2011. The vast majority of modified commercial loans include a reduction in interest rate or a term extension.

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

Impaired loans, including TDRs, totaled $1.8 billion as of December 31, 2011, compared with $1.5 billion as of December 31, 2010. TDRs accounted for $1.6 billion and $1.1 billion of impaired loans as of December 31, 2011 and 2010, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Purchased Credit-Impaired Loans

Purchased credit-impaired loans decreased to $4.7 billion as of December 31, 2011, from $5.6 billion as of December 31, 2010. Our portfolio of purchased credit-impaired loans consists of loans acquired in the Chevy Chase Bank transaction, which were recorded at fair value at the date of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans. Therefore, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. However, we regularly update the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for loan and lease losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and losses, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We reduced the allowance related to this pool of loans by $6 million for the year ended December 31, 2011. We recorded impairment through our provision for loan and losses of $33 million for the year ended December 31, 2010. The cumulative impairment recognized on PCI loans totaled $27 million as of December 31, 2011 and $33 million as of December 31, 2010. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield. We provide additional information on the PCI loans acquired from Chevy Chase Bank in “Note 5—Loans.”

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

Table 30, which displays changes in our allowance for loan and lease losses for 2011, 2010 and 2009, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 30: Summary of Allowance for Loan and Lease Losses

	December 31,
(Dollars in millions)	2011	2010	2009
Balance at beginning of period, as reported	$5,628	$4,127	$4,524
Impact from January 1, 2010 adoption of new consolidation accounting standards	—	4,317 (1)	—

Balance at beginning of period, as adjusted	5,628	8,444	4,524
Provision for loan and lease losses(2) (3)	2,401	3,895	4,230
Charge-offs:
Credit Card business:(3)
Domestic credit card and installment	(3,558)	(6,020)	(3,050)
International credit card and installment	(752)	(761)	(284)

Total credit card	(4,310)	(6,781)	(3,334)

Consumer Banking business:
Auto	(529)	(672)	(1,110)
Home loan	(104)	(97)	(87)
Retail banking	(99)	(129)	(160)

Total consumer banking	(732)	(898)	(1,357)

Commercial Banking business:
Commercial and multifamily real estate	(76)	(207)	(208)
Middle market	(40)	(101)	(53)
Specialty lending	(21)	(36)	(49)

Total commercial lending	(137)	(344)	(310)
Small-ticket commercial real estate	(77)	(100)	(134)

Total commercial banking	(214)	(444)	(444)

Other loans	(59)	(115)	(207)

Total charge-offs	(5,315)	(8,238)	(5,342)

Recoveries:
Credit Card business:
Domestic credit card and installment	1,036	1,113	447
International credit card and installment	218	169	52

Total credit card	1,254	1,282	499

Consumer Banking business:
Auto	195	215	238
Home loan	27	4	3
Retail banking	26	24	22

Total consumer banking	248	243	263

	December 31,
(Dollars in millions)	2011		2010		2009
Commercial Banking business:
Commercial and multifamily real estate	12		20		2
Middle market	14		24		3
Specialty lending	6		8		3

Total commercial lending	32		52		8
Small-ticket commercial real estate	5		2		2

Total commercial banking	37		54		10
Other loans	5		8		2

Total recoveries	1,544		1,587		774

Net charge-offs	(3,771)		(6,651)		(4,568)
Impact from acquisitions, sales and other changes	(8	)(4)	(60	)(5)	(59)

Balance at end of period(3)	$4,250		$5,628		$4,127

Allowance for loan and lease losses as a percentage of loans held for investment	3.13%		4.47%		4.55%

	December 31,
	2011		2010		2009
Allowance for loan and lease losses by geographic distribution:
Domestic	$3,778		$5,168		$3,928
International	472		460		199

Total allowance for loan and lease losses	$4,250		$5,628		$4,127

Allowance for loan and lease losses by loan category:
Domestic card	$2,375		$3,581		$1,927
International card	472		460		199
Consumer banking	652		675		1,076
Commercial banking	711		826		785
Other	40		86		140

Allowance for loan and lease losses	$4,250		$5,628		$4,127

(1)	Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.
(2)	Excludes a negative provision for unfunded lending commitments of $41 million and a provision for unfunded lending commitments of $12 million for 2011 and 2010, respectively.
(3)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $257 million for 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $118 million in 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $139 million as of December 31, 2011.

(4)	Includes foreign translation adjustment of $8 million for 2011.
(5)

Includes a reduction in our allowance for loan and lease losses of $73 million during the first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

Table 31 presents an allocation of our allowance for loan and lease losses by loan category as of December 31, 2011 and 2010.

Table 31: Allocation of the Allowance for Loan and Lease Losses

	December 31,
	2011		2010
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment(2)	$2,375	4.20%	$3,581	6.65%
International credit card and installment	472	5.58	460	6.12

Total credit card(2)	2,847	4.37	4,041	6.58

Consumer Banking:
Auto	391	1.80	353	1.98
Home loan	98	0.94	112	0.93
Retail banking	163	3.97	210	4.76

Total consumer banking	652	1.80	675	1.96

Commercial Banking:
Commercial and multifamily real estate	411	2.67	495	3.70
Middle market	128	1.01	162	1.55
Specialty lending	71	1.61	91	2.26

Total commercial lending	610	1.88	748	2.68
Small-ticket commercial real estate	101	6.72	78	4.23

Total commercial banking	711	2.09	826	2.78

Other loans	40	7.98	86	19.07

Total(2)	$4,250	3.13%	$5,628	4.47%

Total allowance coverage ratios:
Period-end loans	$135,892	3.13%	$125,947	4.47%
Nonperforming loans(3)	1,059	401.32	1,225	459.43
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,511	113.38%	$2,632	153.53%
Consumer banking (30 + day delinquent loans)	2,176	29.96	2,050	32.93
Commercial banking (nonperforming loans)	371	191.64	495	166.87

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $257 million for 2011. Loss sharing amounts attributable to Kohl’s reduced net charge-offs by $118 million in 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $139 million as of December 31, 2011.

(3)

As permitted by regulatory guidance issued by the FFEIC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 132.48% as of December 31, 2011 and 129.55% as of December 31, 2010.

The reduction in our allowance reflected the continued improvement in credit performance trends across our portfolios as a result of the slowly improving economy coupled with actions we have taken over the past several years to tighten our underwriting standards and exit certain portfolios. While we reduced the amount of our allowance for loan and lease losses in 2011, our allowance as a percentage of our total loan portfolio also decreased to 3.13% as of December 31, 2011, from 4.47% as of December 31, 2010.

LIQUIDITY RISK PROFILE

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents, unencumbered available-for-sale securities and undrawn committed securitization borrowing facilities. Table 32 below presents the composition of our liquidity reserves as of December 31, 2011 and 2010. Our liquidity reserves decreased by $3.1 billion in 2011 to $35.8 billion as of December 31, 2011.

Table 32: Liquidity Reserves

	December 31,
(Dollars in millions)	2011	2010
Cash and cash equivalents	$5,838	$5,249
Securities available for sale(1)	38,759	41,537
Less: Pledged available for sale securities	(8,762)	(8,088)

Unencumbered available-for-sale securities	29,997	33,449
Undrawn committed securitization borrowing facilities	—	207

Total liquidity reserves	$35,835	$38,905

(1)	The weighted average life of our available-for-sale securities was approximately 2.9 and 3.8 years as of December 31, 2011 and 2010, respectively.

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad range of deposit products that include demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit. Table 33 presents the composition of our deposits by type as of December  31, 2011 and 2010.

Table 33: Deposits

	December 31,
(Dollars in millions)	2011	2010
Non-interest bearing	$18,281	$15,048
NOW accounts	15,038	13,536
Money market deposit accounts	46,496	44,485
Savings accounts	31,433	26,077
Other consumer time deposits	11,471	15,753

Total core deposits	122,719	114,899
Public fund certificates of deposit $100,000 or more	85	177
Certificates of deposit $100,000 or more	4,501	6,300
Foreign time deposits	921	834

Total deposits	$128,226	$122,210

Total deposits increased by $6.0 billion, or 5%, in 2011 to $128.2 billion as of December 31, 2011. Of our total deposits, approximately $921 million and $834 million were held in foreign banking offices as of December 31, 2011 and 2010, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $4.6 billion and $6.5 billion of our total deposits as of December 31, 2011 and 2010, respectively.

We have brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are included in money market deposit accounts and other consumer time deposits in Table 33 above. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of December 31, 2011, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $13.0 billion, or 10% of total deposits, as of December 31, 2011. Brokered deposits totaled $16.5 billion, or 14% of total deposits, as of December 31, 2010. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

Table 34 presents the future contractual maturities of large denomination time deposits. Our funding and liquidity planning factors into the maturities of these deposits. Based on past activity, we expect to retain a portion of these deposits as they mature. Accordingly, the expected net cash outflows will be less than the amounts reported based on the contractual maturities.

Table 34: Maturities of Large Domestic Denomination Certificates—$100,000 or More

	December 31,
	2011		2010
(Dollars in millions)	Amount	Percent	Amount	Percent
Three months or less	$496	10.8%	$707	10.9%
Over 3 through 6 months	460	10.0	650	10.0
Over 6 through 12 months	643	14.0	1,612	24.9
Over 12 months through 10 years	2,987	65.2	3,508	54.2

Total	$4,586	100.0%	$6,477	100.0%

Table 35 provides a summary of the composition of period end, average deposits, interest expense and the average deposit rate paid for the periods presented.

Table 35: Deposit Composition and Average Deposit Rates

	December 31, 2011
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$18,281	$17,051	N/A	13.5%	N/A
NOW accounts	15,038	13,285	$41	10.5	0.31%
Money market deposit accounts	46,496	46,455	396	36.6	0.85
Savings accounts	31,433	29,640	218	23.4	0.74
Other consumer time deposits	11,471	13,855	351	10.9	2.53

Total core deposits	122,719	120,286	1,006	94.9	0.84
Public fund certificates of deposit of $100,000 or more	85	108	2	0.1	1.85
Certificates of deposit of $100,000 or more	4,501	5,526	175	4.4	3.17
Foreign time deposits	921	774	4	0.6	0.52

Total deposits	$128,226	$126,694	$1,187	100.0%	0.94%

	December 31, 2010
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$15,048	$14,267	N/A	12.0%	N/A
NOW accounts	13,536	12,032	$36	10.1	0.30%
Money market deposit accounts	44,485	42,159	409	35.4	0.97
Savings accounts	26,077	21,854	188	18.4	0.86
Other consumer time deposits	15,753	20,655	585	17.4	2.83

Total core deposits	114,899	110,967	1,218	93.3	1.10
Public fund certificates of deposit of $100,000 or more	177	265	5	0.2	2.03
Certificates of deposit of $100,000 or more	6,300	6,912	237	5.8	3.43
Foreign time deposits	834	866	5	0.7	0.57

Total deposits	$122,210	$119,010	$1,465	100.0%	1.23%

Short-Term Borrowings

We also have access to and utilize various other short-term borrowings to support our operations. These borrowings are generally in the form of federal funds purchased and resale agreements, most of which are overnight borrowings. Other short- term borrowings do not represent a significant portion of our overall funding. Table 36 provides information on our short-term borrowing during 2011 and 2010.

Table 36: Short-Term Borrowings

(Dollars in millions)	Maximum Month-End Outstanding Amount	Year-End Outstanding Amount	Average Outstanding Amount	Average Interest Rate	Year-End Weighted Average Interest Rate
2011:
Federal funds purchased and resale agreements	$2,111	$1,464	$2,186	0.21%	0.35%
FHLB advances	5,385	5,835	1,110	0.17	0.13
2010:
Federal funds purchased and resale agreements	$2,469	$1,517	$1,731	0.23%	0.13%

Other Funding Sources

We also access the capital markets to meet our funding needs through the use of federal funds purchased and securities loaned or sold under agreements to repurchase, the issuance of senior and subordinated notes and other borrowings and, to a lesser extent, loan securitization transactions. In addition, we utilize advances from the FHLB for our funding needs. FHLB advances are secured by certain of our loan portfolios and investment securities.

Our debt, including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $23.0 billion as of December 31, 2011, up from $14.9 billion as of December 31, 2010. We had no open committed loan securitization conduit lines as of December 31, 2011. The $8.1 billion increase in our debt, excluding securitized debt obligations, was primarily attributable to the proceeds of approximately $3.0 billion from the issuance of senior notes, a $5.8 billion increase in short term FHLB advances, and a decrease of $854 million due to the maturity of one senior note.

The $3.0 billion of senior notes were issued in July 2011 and included four different series of our senior notes: $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014; $750 million aggregate principal amount of our 2.125% Senior Notes due 2014; $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

We participate in the federal funds market daily to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in a time of need. We expect monthly fluctuations in our borrowings, as borrowing amounts are highly dependent on our counterparties’ cash positions. Our FHLB membership is secured by our investment in FHLB stock, which totaled $362 million as of December 31, 2011.

Table 37 presents our short-term borrowings and long-term debt and the maturity profile based on expected maturities as of December 31, 2011. We provide additional information on our short-term borrowings and long-term debt in “Note 10—Deposits and Borrowings.”

Table 37: Expected Maturity Profile of Short-term Borrowings and Long-term Debt

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,464	$—	$—	$—	$—	$—	$1,464

FHLB advances	5,835	—	—	—	—	—	5,835

Total short-term borrowings	7,299	—	—	—	—	—	7,299

Long-term debt:
Securitized debt obligations	5,163	2,649	2,869	501	1,325	4,020	16,527
Senior and subordinated notes:
Unsecured senior debt	283	292	2,332	411	748	3,034	7,100
Unsecured subordinated debt	357	519	106	—	1,195	1,757	3,934

Total senior and subordinated notes	640	811	2,438	411	1,943	4,791	11,034

Other long-term borrowings:
Junior subordinated debt	—	—	—	—	—	3,642	3,642
FHLB advances	17	18	946	22	20	36	1,059

Other long-term borrowings	17	18	946	22	20	3,678	4,701

Total long-term debt(1)	5,820	3,478	6,253	934	3,288	12,489	32,262

Total short-term borrowings and long-term debt	$13,119	$3,478	$6,253	$934	$3,288	$12,489	$39,561

Percentage of total	33%	9%	16%	2%	8%	32%	100%

(1)	Includes fair value adjustments of $817 million and net unamortized discount of $28 million as of December 31, 2011.

Borrowing Capacity

As of December 31, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under

SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. As previously discussed, during the third quarter of 2011, we issued four different series of our senior notes for total proceeds of approximately $3.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014, $750 million aggregate principal amount of our 2.125% Senior Notes due 2014, $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

In addition to issuance capacity under the shelf registration statement, we also have access to FHLB Advances and Letters of Credit with a maximum borrowing capacity of $11.2 billion as of December 31, 2011. We had $6.6 billion outstanding as of December 31, 2011, and $4.6 billion still available to us to borrow against under this program. This funding source is non-revolving, and funding availability is subject to market conditions. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.

Covenants

The terms of certain lease and credit facility agreements related to other borrowings and operating leases include several financial covenants that require performance measures and equity ratios to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted in Table 38. As of December 31, 2011, we were not in default of any such covenants.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs. Our primary future cash outflows primarily relate to deposits, borrowings and operating leases. Table 38 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of December 31, 2011. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 38 excludes certain obligations where the obligation is short-term or subject to valuation based on market factors, such as trade payables and trading liabilities. The table also excludes the representation and warranty reserve of $943 million as of December 31, 2011 and obligations for pension and postretirement benefit plans, which are discussed in more detail in “Note 17—Employee Benefit Plans.”

Table 38: Contractual Obligations

	December 31, 2011
(Dollars in millions)	Up to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)	$6,505	$7,008	$2,133	$411	$16,057
Senior and subordinated notes	640	3,249	2,354	4,791	11,034
Other borrowings(2)	12,480	6,481	1,869	7,697	28,527
Operating leases	172	330	282	806	1,590
Purchase obligations(3)(4)	323	121	86	37	567

Total obligations	$20,120	$17,189	$6,724	$13,742	$57,775

(1)	Includes only those interest bearing deposits which have a contractual maturity date.
(2)	Other borrowings includes secured borrowings for our on-balance sheet auto loan securitizations, junior subordinated capital securities and debentures, FHLB advances and other short-term borrowings.
(3)

Represents agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. The purchase obligations are included through the termination date of the agreements even if the contract is renewable. These include capital expenditures, contractual commitments to purchase equipment and services, software acquisition/license commitments, contractual minimum media commitments and any contractually required cash payments for acquisitions.
(4)	Excludes funding commitments entered into in the ordinary course of business. See “Note 21—Commitments, Contingencies and Guarantees” for further details.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit ratings agencies, Moody’s, S&P, Fitch and DBRS. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 39 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2011, and as of the date of this Report.

Table 39: Senior Unsecured Debt Credit Ratings

December 31, 2011
(Dollars or dollar equivalents in millions)	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3
S&P	BBB	BBB+	BBB+
Fitch	A-	A-	A-
DBRS	BBB**	A*	A*

*	low
**	high

As of February 21, 2012, DBRS and Moody’s had us on a stable outlook, while Fitch and S&P had us on negative outlook.

MARKET RISK PROFILE

Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Below we provide additional information about our primary sources of market risk, our market risk management strategies and measures used to evaluate our market risk exposure.

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

We are exposed to changes in foreign exchange rates, which may impact the earnings of our foreign operations. Our asset/liability management policy requires that we use derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. The estimated reduction in our 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability was less than 2% as of December 31, 2011 and 2010. The precision of this estimate is limited due to the inherent uncertainty of the underlying forecast assumptions.

Market Risk Management

We employ several techniques to manage our interest rate and foreign currency risk, which include, but are not limited to, changing the maturity and re-pricing characteristics of our various assets and liabilities. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $73.2 billion as of December 31, 2011, compared with $50.7 billion as of December 31, 2010. This increase was primarily attributable to actions we took to manage the anticipated impact of the ING Direct acquisition on our market risk exposure and regulatory capital requirements.

From the date we entered into the agreement to acquire ING Direct to early August 2011, interest rates declined substantially, which resulted in an increase in the estimated fair value of the ING Direct net assets and liabilities. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, in early August 2011, we entered into various interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. We subsequently rebalanced the hedge in October 2011 adding an additional $1 billion in notional principal for a total combined notional principal amount of approximately $24.8 billion. These combined swap transactions were intended to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in early 2012. Although the interest-rate swaps represented economic hedges, they were not designated for hedge accounting under U.S. GAAP. Therefore, we recorded changes in the fair value of these interest-rate swaps in earnings. In 2011, we recorded a mark-to-market loss of $277 million related to these interest-rate swaps, which was attributable to the decline in interest rates. In conjunction with the acquisition of ING Direct on February 17, 2012, we terminated the $24.8 billion in interest-rate swaps related to the acquisition. At termination, the fair value of the swaps was a net loss of $355 million. Based on current estimates, we believe the interest-rate swaps related to the acquisition were effective in meeting our hedging objective. See “Note 11—Derivative Instruments and Hedging Activities” for additional information.

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

Under our current asset/liability management policy, our objective is to: (i) limit the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months and (ii) limit the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% during 2011. Given the level of short-term rates as of December 31, 2011 and 2010, a scenario where interest rates would decline by 200 basis points is not plausible. In 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease, except in scenarios where a 50 basis point decline would result in a rate less than 0% (in which case we assume a rate scenario of 0%), to compensate for the continued low rate environment. Our current asset/liability management policy also includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.

Table 40 shows the estimated percentage impact on our adjusted projected net interest income and economic value of equity, calculated under our base case interest rate scenario, as of December 31, 2011 and 2010, resulting from selected hypothetical interest rate scenarios. Our adjusted projected net interest income consists of net interest income adjusted to include changes in the fair value of mortgage service rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next twelve months. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates in measuring the sensitivity of the valuation of our economic value of equity.

Table 40: Interest Rate Sensitivity Analysis

	December 31, 2011
	Excluding ING Direct Swaps(1)	Including ING Direct Swaps	December 31, 2010
Impact on adjusted projected base-line net interest income:
+ 200 basis points	1.2%	13.7%	(0.7)%
- 50 basis points	(0.5)	(3.9)	(0.2)
Impact on economic value of equity:
+ 200 basis points	(1.0)	3.2	(3.8)%
- 50 basis points	(0.4)	(1.5)	0.1

(1)	Calculated excluding the impact of the interest-rate swap transactions of approximately $24.8 billion entered into to mitigate some of the interest rate risk related to the ING Direct acquisition.

Because of the large but temporary impact of the ING Direct-related swap transactions on our standard interest rate risk reporting measures, we expanded our standard interest rate sensitivity analysis to present our interest rate risk measures with and without the impact of the $24.8 billion of interest rate swaps described above. This presentation highlights changes in our core interest rate risk profile and the incremental impact of the ING Direct-related swaps on our core profile over the time period that the swaps will remain outstanding. Excluding the $24.8 billion swap transactions, our interest rate sensitivity measures reflect that we became more asset sensitive between December 31, 2010 and December 31, 2011. Our asset sensitivity position is larger when factoring in the effect of the $24.8 billion of swaps, given their net pay-fixed structure and non-designation for hedge accounting in accordance with GAAP. Our projected net interest income and economic value of equity sensitivity measures, both including and excluding the impact of the ING Direct related swap transactions, were within our prescribed asset/liability policy limits as of December 31, 2011 and 2010. As noted above, in conjunction with our close of the ING Direct acquisition on February 17, 2012, we terminated the ING Direct related swap transactions in February 2012.

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

SUPPLEMENTAL TABLES

TABLE A—LOAN PORTFOLIO COMPOSITION

	December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Reported loans held for investment:
Credit Card business:
Credit card loans:
Domestic credit card loans	$54,682	$49,979	$13,374	$20,624	$17,447
International credit card loans	8,466	7,513	2,229	2,872	3,657

Total credit card loans	63,148	57,492	15,603	23,496	21,104

Installment loans:
Domestic installment loans	1,927	3,870	6,693	10,131	10,474
International installment loans	—	9	44	119	355

Total installment loans	1,927	3,879	6,737	10,250	10,829

Total credit card business	65,075	61,371	22,340	33,746	31,933

Consumer Banking business:
Auto	21,779	17,867	18,186	21,495	25,018
Home loan	10,433	12,103	14,893	10,098	11,562
Retail banking	4,103	4,413	5,135	5,604	5,659

Total consumer banking business	36,315	34,383	38,214	37,197	42,239

Total consumer loans	101,390	95,754	60,554	70,943	74,172

Commercial Banking business:
Commercial and multifamily real estate	15,410	13,396	13,843	13,303	12,414
Middle market	12,684	10,484	10,062	10,082	8,289
Specialty lending	4,404	4,020	3,555	3,547	2,948

Total commercial lending	32,498	27,900	27,460	26,932	23,651
Small-ticket commercial real estate	1,503	1,842	2,153	2,609	3,396

Total commercial banking business	34,001	29,742	29,613	29,541	27,047

Other:
Other loans(1)	501	451	452	534	586

Total reported loans held for investment	$135,892	$125,947	$90,619	$101,018	$101,805

Securitization adjustments:
Credit Card business:
Credit card loans:
Domestic credit card loans	$—	$—	$39,827	$39,254	$39,833
International credit card loans	—	—	5,951	5,729	7,645

Total credit card loans	—	—	45,778	44,983	47,478

Installment loans:
Domestic installment loans	—	—	406	936	1,969

Consumer Banking business:
Auto	—	—	—	—	110

Total consumer banking business	—	—	—	—	110

Total securitization adjustments	$—	$—	$46,184	$45,919	$49,557

	December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Managed loans held for investment:
Credit Card business:
Credit card loans:
Domestic credit card loans	$54,682	$49,979	$53,201	$59,878	$57,280
International credit card loans	8,466	7,513	8,180	8,601	11,302

Total credit card loans	63,148	57,492	61,381	68,479	68,582

Installment loans:
Domestic installment loans	1,927	3,870	7,099	11,067	12,443
International installment loans	—	9	44	119	355

Total installment loans	1,927	3,879	7,143	11,186	12,798

Total credit card business	65,075	61,371	68,524	79,665	81,380

Consumer Banking business:
Auto	21,779	17,867	18,186	21,495	25,128
Home loan	10,433	12,103	14,893	10,098	11,562
Retail banking	4,103	4,413	5,135	5,604	5,659

Total consumer banking business	36,315	34,383	38,214	37,197	42,349

Total consumer loans	101,390	95,754	106,738	116,862	123,729

Commercial Banking business:
Commercial and multifamily real estate	15,410	13,396	13,843	13,303	12,414
Middle market	12,684	10,484	10,062	10,082	8,289
Specialty lending	4,404	4,020	3,555	3,547	2,948

Total commercial lending	32,498	27,900	27,460	26,932	23,651
Small-ticket commercial real estate	1,503	1,842	2,153	2,609	3,396

Total commercial banking business	34,001	29,742	29,613	29,541	27,047

Other:
Other loans	501	451	452	534	586

Total managed loans held for investment	$135,892	$125,947	$136,803	$146,937	$151,362

TABLE B—PERFORMING DELINQUENCIES

	December 31,
	2011(2)		2010(2)		2009(2)		2008		2007
(Dollars in millions)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)
Reported:(1)
Loans held for investment	$135,892	100.00%	$125,947	100.00%	$90,619	100.00%	$101,018	100.00%	$101,805	100.00%

Delinquent loans:
30-59 days	$2,267	1.67%	$1,968	1.56%	$1,908	2.10%	$2,325	2.30%	$2,052	2.02%
60-89 days	1,043	0.77	1,064	0.85	985	1.09	1,094	1.08	869	0.86
90-119 days	497	0.36	559	0.44	356	0.39	410	0.41	290	0.28
120-149 days	390	0.29	446	0.36	190	0.21	230	0.23	195	0.19
150 or more days	355	0.26	393	0.31	164	0.18	194	0.19	155	0.15

Total	$4,552	3.35%	$4,430	3.52%	$3,603	3.98%	$4,253	4.21%	$3,561	3.50%

By geographic area:
Domestic	$4,114	3.03%	$3,998	3.18%	$3,460	3.82%	$4,107	4.07%	$3,433	3.37%
International	438	0.32	432	0.34	143	0.16	146	0.14	128	0.13

Total	$4,552	3.35%	$4,430	3.52%	$3,603	3.98%	$4,253	4.21%	$3,561	3.50%

Managed:(1)
Loans held for investment	$135,892	100.00%	$125,947	100.00%	$136,803	100.00%	$146,937	100.00%	$151,362	100.00%

Delinquent loans:
30-59 days	$2,267	1.67%	$1,968	1.56%	$2,623	1.92%	$2,987	2.03%	$2,738	1.81%
60-89 days	1,043	0.77	1,064	0.84	1,576	1.15	1,582	1.08	1,343	0.89
90-119 days	497	0.36	559	0.44	895	0.65	817	0.56	681	0.45
120-149 days	390	0.29	446	0.35	660	0.48	569	0.39	513	0.34
150 or more days	355	0.26	393	0.31	568	0.42	476	0.32	429	0.28

Total	$4,552	3.35%	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%	$5,704	3.77%

By geographic area:
Domestic	$4,114	3.03%	$3,998	3.18%	$5,783	4.23%	$5,915	4.03%	$5,112	3.38%
International	438	0.32	432	0.34	539	0.39	516	0.35	592	0.39

Total	$4,552	3.35%	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%	$5,704	3.77%

(1)

Includes credit card loans that continue to accrue finance charges and fees until the account is charged-off at 180 days. The amounts reported for credit card loans are net of uncollectible billed finance charges and fees. In accordance with our finance charge and fee revenue recognition policy, amounts billed but not included in revenue totaled $372 million, $950 million, $2.1 billion, $1.9 billion and $1.1 billion in 2011, 2010, 2009, 2008 and 2007, respectively.

(2)

The Chevy Chase Bank acquired loan portfolio is included in loans held for investment, but excluded from delinquent loans as these loans are considered performing in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. As of December 31, 2011, 2010 and 2009, the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $162 million, $199 million and $294 million, respectively. For loans 90+ days past due, see Table C—Nonperforming Assets.

(3)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

TABLE C—NONPERFORMING ASSETS

	December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Nonperforming loans held for investment:(1)(2)
Consumer Banking business:
Auto	$106	$99	$143	$165	$157
Home loan	456	486	323	104	98
Retail banking(3)	126	145	121	150	58

Total consumer banking business	688	730	587	419	313

Commercial Banking business:
Commercial and multifamily real estate	206	276	429	142	29
Middle market	92	133	104	39	29
Specialty lending	33	48	74	37	6

Total commercial lending	331	457	607	218	64
Small-ticket commercial real estate	40	38	95	167	16

Total commercial banking business	371	495	702	385	80

Total nonperforming loans held for investment	1,059	1,225	1,289	804	393

Other nonperforming assets:
Foreclosed property(4)	169	306	234	89	48
Repossessed assets	20	20	24	66	57

Total nonperforming assets	$1,248	$1,551	$1,547	$959	$498

Nonperforming loans as a percentage of loans held for investment(2)	0.78%	0.97%	0.94%	0.80%	0.39%
Nonperforming assets as a percentage of loans held for investment plus total other nonperforming assets(2)	0.92%	1.23%	1.13%	0.95%	0.49%

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

(2)

Our calculation of nonperforming loan and asset ratios includes the impact of loans acquired from Chevy Chase Bank. However, we do not report loans acquired from Chevy Chase Bank as nonperforming unless they do not perform in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of loans acquired from Chevy Chase Bank, for commercial and multifamily real estate, middle market, total commercial banking, home loan, retail banking, total consumer banking, and total nonperforming loans held for investment were 1.35%, 0.75%, 1.11%, 7.22%, 2.21%, 2.03% and 0.81%, respectively, as of December 31, 2011, compared with 2.11%, 1.30%, 1.69%, 6.67%, 2.16%, 2.30% and 1.02%, respectively, as of December 31, 2010. The nonperforming asset ratio, excluding loans acquired from Chevy Chase Bank, was 0.95% and 1.29% as of December 31, 2011 and 2010, respectively.

(3)	Other loans are included in retail banking for all years presented.
(4)	Includes $86 million and $201 million of foreclosed properties related to loans acquired from Chevy Chase Bank, as of December 31, 2011 and 2010, respectively.

TABLE D—NET CHARGE-OFFS(1)

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Reported:
Average loans held for investment(2)	$128,424	$128,526	$99,787	$98,971	$93,542
Net charge-offs	3,771	6,651	4,568	3,478	1,961
Net charge-offs rate(3)	2.94%	5.18%	4.58%	3.51%	2.10%
Managed:
Average loans held for investment(2)	$128,424	$128,622	$143,514	$147,812	$144,727
Net charge-offs	3,771	6,657	8,421	6,425	4,162
Net charge-off rate(3)	2.94%	5.18%	5.87%	4.35%	2.88%

(1)

Net charge-offs reflect charge-offs, net of recoveries, related to our total held-for-investment loan portfolio, which we previously referred to as our “managed” loan portfolio. The total held-for-investment loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

(2)

The average balances of the acquired Chevy Chase Bank loan portfolio, which are included in the total average loans held for investment used in calculating the net charge-off rates, were $5.0 billion , $6.3 billion and $6.8 billion for 2011, 2010 and 2009, respectively.

(3)	Calculated for each loan category by dividing net charge-offs for the period divided by average loans held for investment during the period.

TABLE E—SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Balance as of beginning of period, as reported	$5,628	$4,127	$4,524	$2,963	$2,180
Impact from January 1, 2010 adoption of new consolidation accounting standards	—	4,317 (1)	—	—	—

Balance at beginning of period, as adjusted	5,628	8,444	4,524	2,963	2,180
Provision for loan and lease losses(2)(3)	2,401	3,895	4,230	5,101	2,717
Charge-offs:
Domestic credit card and installment(3)	(3,558)	(6,020)	(3,050)	(2,244)	(1,315)
International credit card and installment	(752)	(761)	(284)	(255)	(253)
Consumer banking	(732)	(898)	(1,357)	(1,396)	(965)
Commercial banking	(214)	(444)	(444)	(87)	(17)
Other loans	(59)	(115)	(207)	(169)	(31)

Total charge-offs	(5,315)	(8,238)	(5,342)	(4,151)	(2,581)

Recoveries:
Domestic credit card and installment	1,036	1,113	447	425	393
International credit card and installment	218	169	52	65	72
Consumer banking	248	243	263	178	151
Commercial banking	37	54	10	4	4
Other loans	5	8	2	1	—

Total recoveries	1,544	1,587	774	673	620

Net charge-offs	(3,771)	(6,651)	(4,568)	(3,478)	(1,961)
Impact from acquisitions, sales and other changes(4)	(8)	(60)	(59)	(62)	27

Balance as of end of period	$4,250	$5,628	$4,127	$4,524	$2,963

Allowance for loan and lease losses as a percentage of loans held for investment	3.13%	4.47%	4.55%	4.48%	2.91%

Allowance for loan and lease losses by geographic distribution:
Domestic	$3,778	$5,168	$3,928	$4,331	$2,754
International	472	460	199	193	209

Total	$4,250	$5,628	$4,127	$4,524	$2,963

Allowance for loan and lease losses by loan category:
Domestic card	$2,375	$3,581	$1,927	$2,544	$1,429
International card	472	460	199	193	209
Consumer banking	652	675	1,076	1,314	1,005
Commercial banking	711	826	785	301	153
Other	40	86	140	172	167

Total	$4,250	$5,628	$4,127	$4,524	$2,963

(1)	Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.
(2)	Excludes a negative provision for unfunded lending commitments of $41 million and a provision for unfunded lending commitments of $12 million for 2011 and 2010, respectively.
(3)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $257 million for 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $118 million in 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $139 million as of December 31, 2011.

(4)

Includes a reduction in our allowance for loan and lease losses of $73 million during the first quarter of 2010 attributable to the sale of certain interest-only option-ARM bonds and the deconsolidation of the related securitization trusts related to Chevy Chase Bank in the first quarter of 2010.

TABLE F—RECONCILIATION OF NON-GAAP MEASURES AND CALCULATION OF REGULATORY CAPITAL MEASURES

	December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Stockholders’ equity to non-GAAP tangible common equity
Total stockholders’ equity	$29,666	$26,541	$26,590	$26,611	$24,294
Less: Intangible assets(1)	(13,908)	(13,983)	(14,107)	(12,445)	(13,480)

Tangible common equity	$15,758	$12,558	$12,483	$14,166	$10,814

Total assets to tangible assets
Total assets	$206,019	$197,503	$169,646	$165,913	$150,590
Less: Assets from discontinued operations	(305)	(362)	(24)	—	—

Total assets from continuing operations	205,714	197,141	169,622	165,913	150,590
Less: Intangible assets(1)	(13,908)	(13,983)	(14,107)	(12,445)	(13,480)

Tangible assets	$191,806	$183,158	$155,515	$153,468	$137,110

Non-GAAP TCE ratio
Tangible common equity	$15,758	$12,558	$12,483	$14,166	$10,814
Tangible assets	191,806	183,158	155,515	153,468	137,110

TCE ratio(2)	8.2%	6.9%	8.0%	9.2%	7.9%

Regulatory capital and non-GAAP Tier 1 common equity ratios
Total stockholders’ equity	$29,666	$26,541	$26,590	$26,611	$24,294
Less: Net unrealized gains recorded in AOCI(3)	(289)	(368)	(200)	783	(9)
Net losses on cash flow hedges recorded in AOCI(3)	71	86	92	215	73
Disallowed goodwill and other intangible assets(4)	(13,855)	(13,953)	(14,125)	(12,482)	(13,580)
Disallowed deferred tax assets	(534)	(1,150)	—	—	—
Other	(2)	(2)	(10)	(2)	(1)

Tier 1 common equity	$15,057	$11,154	$12,347	$15,125	$10,777
Plus: Tier 1 restricted core capital items(5)	3,635	3,636	3,642	1,642	1,632

Tier 1 capital	$18,692	$14,790	$15,989	$16,767	$12,409

Plus: Long-term debt qualifying as Tier 2 capital	2,438	2,827	3,018	1,813	1,934
Qualifying allowance for loan and lease losses	1,979	3,748	1,581	1,630	1,634
Other Tier 2 components	23	29	4	1	—

Tier 2 capital	$4,440	$6,604	$4,603	$3,444	$3,568

Total risk-based capital(6)	$23,132	$21,394	$20,592	$20,211	$15,977

Risk-weighted assets(7)	$155,657	$127,043	$116,309	$121,380	$122,456

Tier 1 common equity ratio(8)	9.7%	8.8%	10.6%	12.5%	8.8%
Tier 1 risk-based capital ratio(9)	12.0	11.6	13.8	13.8	10.1
Total risk-based capital ratio(10)	14.9	16.8	17.7	16.7	13.1

(1)	Includes impact from related deferred taxes.
(2)	Calculated based on tangible common equity divided by tangible assets.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Consists primarily of trust preferred securities.
(6)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(7)	Calculated based on prescribed regulatory guidelines.
(8)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(9)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(10)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Risk Management—Market Risk Management” and “MD&A—Market Risk Profile.”

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

Management completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Based on the assessment performed, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in “Internal Control—Integrated Framework.” Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chairman of the Board, Chief Executive Officer and President

/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation:

We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Capital One Financial Corporation and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation:

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for transfers of financial assets and consolidations effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 28, 2012

Item 8. Financial Information and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2011	2010	2009
Interest income:
Loans held for investment, including past-due fees	$13,774	$13,934	$8,757
Investment securities	1,137	1,342	1,610
Other	76	77	297

Total interest income	14,987	15,353	10,664

Interest expense:
Deposits	1,187	1,465	2,093
Securitized debt obligations	422	809	282
Senior and subordinated notes	300	276	260
Other borrowings	337	346	332

Total interest expense	2,246	2,896	2,967

Net interest income	12,741	12,457	7,697
Provision for loan and lease losses	2,360	3,907	4,230

Net interest income after provision for loan and lease losses	10,381	8,550	3,467

Non-interest income:
Servicing and securitizations	44	7	2,280
Service charges and other customer-related fees	1,979	2,073	1,997
Interchange fees, net	1,318	1,340	502
Total other-than-temporary losses	(131)	(128)	(287)
Less: Non-credit component of other-than-temporary losses recorded in AOCI	110	63	255

Net other-than-temporary impairment losses recognized in earnings	(21)	(65)	(32)
Other	218	359	539

Total non-interest income	3,538	3,714	5,286

Non-interest expense:
Salaries and associate benefits	3,023	2,594	2,478
Marketing	1,337	958	588
Communications and data processing	681	693	740
Supplies and equipment	539	520	500
Occupancy	490	486	451
Restructuring expense	0	0	119
Other	3,262	2,683	2,541

Total non-interest expense	9,332	7,934	7,417

Income from continuing operations before income taxes	4,587	4,330	1,336
Income tax provision	1,334	1,280	349

Income from continuing operations, net of tax	3,253	3,050	987
Loss from discontinued operations, net of tax	(106)	(307)	(103)

Net income	3,147	2,743	884
Preferred stock dividends, accretion of discount and other	(26)	0	(564)

Net income available to common stockholders	$3,121	$2,743	$320

Basic earnings per common share:
Income from continuing operations	$7.08	$6.74	$0.99
Loss from discontinued operations	(0.23)	(0.67)	(0.24)

Net income per basic common share	$6.85	$6.07	$0.75

Diluted earnings per common share:
Income from continuing operations	$7.03	$6.68	$0.98
Loss from discontinued operations	(0.23)	(0.67)	(0.24)

Net income per diluted common share	$6.80	$6.01	$0.74

Dividends paid per common share	$0.20	$0.20	$0.53

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share data)	2011	2010
Assets:
Cash and due from banks	$2,097	$2,067
Interest-bearing deposits with banks	3,399	2,776
Federal funds sold and securities purchased under agreements to resell	342	406

Cash and cash equivalents	5,838	5,249
Restricted cash for securitization investors	791	1,602
Securities available for sale, at fair value	38,759	41,537
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	88,242	71,921
Restricted loans for securitization investors	47,650	54,026

Total loans held for investment	135,892	125,947
Less: Allowance for loan and lease losses	(4,250)	(5,628)

Net loans held for investment	131,642	120,319
Loans held for sale, at lower-of-cost-or-fair value	201	228
Accounts receivable from securitizations	94	118
Premises and equipment, net	2,748	2,749
Interest receivable	1,029	1,070
Goodwill	13,592	13,591
Other	11,325	11,040

Total assets	$206,019	$197,503

Liabilities:
Interest payable	$466	$488
Customer deposits:
Non-interest bearing deposits	18,281	15,048
Interest bearing deposits	109,945	107,162

Total customer deposits	128,226	122,210
Securitized debt obligations	16,527	26,915
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,464	1,517
Senior and subordinated notes	11,034	8,650
Other borrowings	10,536	4,714

Total other debt	23,034	14,881
Other liabilities	8,100	6,468

Total liabilities	176,353	170,962

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares; zero shares issued or outstanding as of December 31, 2011 and 2010	0	0
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 508,594,308 and 504,801,064 issued as of December 31, 2011 and 2010, respectively	5	5
Paid-in capital, net	19,274	19,084
Retained earnings	13,462	10,406
Accumulated other comprehensive income	169	248
Less: Treasury stock, at cost; 48,647,091 and 47,787,697 shares as of December 31, 2011 and 2010, respectively	(3,244)	(3,202)

Total stockholders’ equity	29,666	26,541

Total liabilities and stockholders’ equity	$206,019	$197,503

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in millions, except per share data)	Shares	Amount
Balance as of December 31, 2008	438,434,235	$4	$3,096	$17,278	$10,621	$(1,222)	$(3,166)	$26,611
Comprehensive income:
Net income					884			884
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of taxes of $520 million						996		996
Postretirement benefit plan adjustments, net of taxes of $7 million						13		13
Net change in foreign currency translation adjustments						202		202
Net unrealized gains related to cash flow hedge relationships, net of taxes of $61 million						94		94

Other comprehensive income						1,305		1,305

Total comprehensive income								2,189
Cash dividends—common stock $0.53 per share					(214)			(214)
Cash dividends—preferred stock 5% per annum			(23)		(82)			(105)
Purchases of treasury stock							(14)	(14)
Issuances of common stock and restricted stock, net of forfeitures	61,041,008	1		1,535				1,536
Exercise of stock options and tax benefits of exercises and restricted stock vesting	358,552			(6)				(6)
Accretion of preferred stock discount			34		(34)			0
Redemption of preferred stock			(3,107)		(448)			(3,555)
Compensation expense for restricted stock awards and stock options				116				116
Issuance of common stock for acquisition	2,560,601			31				31
Allocation of ESOP shares				1				1

Balance as of December 31, 2009	502,394,396	$5	$0	$18,955	$10,727	$83	$(3,180)	$26,590

Cumulative effect from January 1, 2010 adoption of new consolidation accounting standards, net of taxes					(2,957)	(16)		(2,973)
Cumulative effect from July 1, 2010 adoption of new embedded credit derivatives accounting standard, net of taxes					(16)			(16)
Comprehensive income:
Net income					2,743			2,743
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of taxes of $48 million						134		134
Other-than-temporary impairment not recognized in earnings on securities, net of taxes of $27 million						49		49
Foreign currency translation adjustments						(10)		(10)
Unrealized gains in cash flow hedge instruments, net of taxes of $5 million						8		8

Other comprehensive income						181		181

Total comprehensive income								2,924
Cash dividends—common stock $0.20 per share					(91)			(91)
Purchases of treasury stock							(22)	(22)
Issuances of common stock and restricted stock, net of forfeitures	1,823,652			30				30
Exercise of stock options and tax benefits of exercises and restricted stock vesting	583,016			3				3
Compensation expense for restricted stock awards and stock options				96				96

Balance as of December 31, 2010	504,801,064	$5	$0	$19,084	$10,406	$248	$(3,202)	$26,541

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in millions, except per share data)	Shares	Amount
Comprehensive income:
Net income					3,147			3,147
Other comprehensive income (loss), net of tax:
Unrealized losses on securities, net of tax benefit of $15 million						(39)		(39)
Other-than-temporary impairment not recognized in earnings on securities, net of tax benefit of $26 million						(39)		(39)
Defined benefit plans, net of income tax benefit of $7 million						(14)		(14)
Foreign currency translation adjustments						(13)		(13)
Unrealized gains in cash flow hedge instruments, net of taxes of $18 million						26		26

Other comprehensive income						(79)		(79)

Total comprehensive income								3,068
Cash dividends—common stock $0.20 per share					(91)			(91)
Cash dividends—preferred stock 5% per annum
Purchases of treasury stock							(42)	(42)
Issuances of common stock and restricted stock, net of forfeitures	2,606,736			40				40
Exercise of stock options and tax benefits of exercises and restricted stock vesting	1,186,508			57				57
Compensation expense for restricted stock awards and stock options				93				93

Balance as of December 31, 2011	508,594,308	$5	$0	$19,274	$13,462	$169	$(3,244)	$29,666

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Operating activities:
Income from continuing operations, net of tax	$3,253	$3,050	$987
Loss from discontinued operations, net of tax	(106)	(307)	(103)

Net income	3,147	2,743	884

Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	2,360	3,907	4,230
Depreciation and amortization, net	600	582	683
Net gains on sales of securities available for sale	(259)	(141)	(218)
Net gains on deconsolidation	0	(177)	0
Loans held for sale:
Originations/Transfers in	(1,031)	(180)	(1,194)
(Gains) losses on sales	(28)	(1)	0
Proceeds from sales	1,086	241	1,228
Stock plan compensation expense	189	149	146
Changes in assets and liabilities, net of effects from purchase of companies acquired and the effect of new accounting standards:
(Increase) decrease in interest receivable	41	(137)	(108)
(Increase) decrease in accounts receivable from securitizations(1)	24	(475)	(2,015)
(Increase) decrease in other assets(1)	(150)	1,432	339
Decrease in interest payable	(22)	(21)	(167)
Increase (decrease) in other liabilities(1)	1,403	(133)	(1,709)
Net cash provided by (used in) operating activities attributable to discontinued operations	95	353	(17)

Net cash provided by operating activities	7,455	8,142	2,082

Investing activities:
Increase in restricted cash for securitization investors(1)	811	2,897	727
Purchases of securities available for sale	(16,060)	(26,378)	(27,827)
Proceeds from paydowns and maturities of securities available for sale	9,710	11,567	9,541
Proceeds from sales of securities available for sale	9,169	12,466	13,410
Proceeds from securitizations of loans	0	0	12,068
Proceeds from sale of interest-only bonds	0	57	0
Net (increase) decrease in loans held for investment(1)	(13,777)	2,607	1,934
Principal recoveries of loans previously charged off	1,543	1,587	774
Additions of premises and equipment	(315)	(340)	(243)
Net cash provided by (payment for) companies acquired	(1,444)	0	778

Net cash provided by (used in) investing activities	(10,363)	4,463	11,162

Financing activities:
Net increase (decrease) in deposits	6,010	6,401	(6,369)
Net decrease in securitized debt obligations	(10,388)	(21,385)	(3,557)
Net decrease in other borrowings(1)	5,774	(293)	(2,356)
Maturities of senior notes	(855)	(666)	(1,447)
Redemptions of acquired debt and noncontrolling interests	0	0	(464)
Issuance of senior and subordinated notes and junior subordinated debentures	2,992	0	4,500
Purchases of treasury stock	(42)	(22)	(14)
Dividends paid on common stock	(91)	(91)	(214)
Dividends paid on preferred stock	0	0	(105)
Net proceeds from issuances of common stock	40	30	1,536
Net payments from redemption of preferred stock and warrants	0	0	(3,555)
Proceeds from share-based payment activities	57	3	(6)
Net cash provided by (used in) financing activities attributable to discontinued operations	0	(18)	1

Net cash provided by (used in) financing activities	3,497	(16,041)	(12,050)

Increase in cash and cash equivalents	589	(3,436)	1,194
Cash and cash equivalents at beginning of the period	5,249	8,685	7,491

Cash and cash equivalents at end of the period	$5,838	$5,249	$8,685

Supplemental cash flow information:
Non-cash items:
Impact of the net fair value of assets acquired and liabilities assumed for acquisitions	$3	$0	$0
Cumulative effect from adoption of new consolidation accounting standards	0	2,973	0

(1)	Excludes the initial impact from the January 1, 2010 adoption of the new consolidation accounting standards.

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

•

Credit Card: Consists of our domestic consumer and small business credit card lending, domestic small business lending, national closed end installment lending and the international credit card lending businesses in Canada and the United Kingdom.

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumer and small businesses, national deposit gathering, national auto lending and consumer home loan lending and servicing activities.

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and middle market customers. Our middle market customers typically include commercial and industrial companies with annual revenues between $10 million and $1.0 billion.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Variable Interest Entities (“VIEs”)

VIEs are entities that lack one or more of the characteristics of a voting interest entity. Either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the entity has equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

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

We perform on-going reassessments of whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework and whether changes in the facts and circumstances regarding our involvement with a VIE result in a change in our consolidation conclusion. Our reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold and resale agreements and interest-bearing deposits at other banks, all of which, if applicable, have stated maturities of three months or less when acquired. Cash payments for interest expense totaled $2.3 billion, $2.9 billion and $3.1 billion in 2011, 2010 and 2009, respectively. Cash payments for income taxes totaled $982 million, $350 million and $409 million in 2011, 2010 and 2009, respectively.

Resale and Repurchase Agreements

Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government and agency obligations, are not accounted for as sales but as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold, plus accrued interest. We receive securities purchased under agreements to resell, make delivery of securities sold under agreements to repurchase, continually monitor the market value of these securities and deliver or obtain additional collateral as appropriate.

Investment Securities

Our investment securities consist primarily of fixed-income debt securities and equity securities. The accounting and measurement framework for our investment securities differs depending on the security classification. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we intend to hold for an indefinite period of time and may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. All of our investment securities were classified as available for sale as of December 31, 2011 and 2010. Although we currently do not have any securities classified as held-to-maturity, we may elect to do so in the future.

Available-for-sale securities are carried at fair value with unrealized net gains or losses, net of taxes, recorded in accumulated other comprehensive income in stockholders’ equity. For most of our investment securities, interest income is recognized using the effective interest method. Deferred items, including unamortized premiums, discounts and other basis adjustments, are recognized in interest income over the contractual lives of the securities using the effective interest method. We record purchases and sales of securities on a trade date basis. Realized gains and losses from the sale of debt securities are computed using the specific identification method and included in non-interest income in our consolidated statements of income.

We regularly evaluate our securities whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and other-than-temporary impairment writedowns. We discuss our assessment of and accounting for other-than-temporary impairment in “Note 4—Investment Securities.” We discuss the techniques we use in determining the fair value of our investment securities in “Note 19—Fair Value of Financial Instruments.”

Loans

Our loan portfolio consists of credit card, other consumer and commercial loans. Other consumer loans consist of auto, home, and retail banking loans. Commercial loans consist of commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate loans. We historically have securitized

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

credit card loans, auto loans, home loans and installment loans through trusts we established to purchase the loans. The primary purposes of these securitization transactions were to satisfy investor demand and generate liquidity. Prior to January 1, 2010, the transfers of these loans to securitization trusts were generally accounted for as sales and the sold assets were removed from our consolidated balance sheets, which resulted in favorable regulatory capital treatment. As a result of our January 1, 2010 adoption of the new consolidation accounting standards, we have consolidated these securitization trusts. The loans underlying consolidated trusts are reported on our consolidated balance sheet under restricted loans for securitization investors.

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

Loans Held for Investment

Loans that we have the ability and intent to hold for the foreseeable future and loans associated with on-balance sheet securitization transactions accounted for as secured borrowings are classified as held for investment. The substantial majority of our loans, which include unrestricted loans and restricted loans for securitization investors, are classified as held for investment.

Credit card loans classified as held for investment are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of billed interest and fees deemed uncollectible. Other loans classified as held for investment, except for purchased credit-impaired loans, are reported at amortized cost. Amortized cost is measured based on the outstanding unpaid principal amount, net of unearned income, unamortized deferred fees and costs and charge-offs. We generally defer certain loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees and recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period or, for credit card loans, over a twelve-month period, using the effective interest method. Interest income is recognized on loans held for investment, other than purchased credit-impaired loans, on an accrual basis. We establish an allowance for loan losses for probable losses inherent in our held for investment loan portfolio as of each balance sheet date.

Cash flows related to unrestricted loans held for investment are included in cash flows from investing activities in our consolidated statements of cash flows regardless of a subsequent change in intent. Because our securitization transactions are accounted for as secured borrowings, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities in our consolidated statement of cash flows beginning in 2010.

Loans Held for Sale

Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Prior to January 1, 2010 we classified credit card loans necessary to support new

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

securitization transactions expected to take place in the next three months as held for sale. Management limited the timeframe in which it believed it could reasonably estimate the amount of existing credit card loans to support securitization transactions to three months because of the uncertainty of customer repayment behavior and the revolving nature of credit cards.

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

We originated $954 million and $1.2 billion of conforming residential mortgage loans for the years ended December 31, 2011 and 2010, respectively. We retained servicing on approximately 91% and 82% of the conforming residential mortgage loans we sold for the years ended December 31, 2011 and 2010, respectively and recognized gains of $28 million, $1 million, and less than $1 million of the sale of held-for-sale loans for the years ended December 31, 2011, 2010, and 2009, respectively.

Loans Acquired

All purchased loans, including loans transferred in a business combination, acquired on or after January 1, 2009, are recorded at fair value at the date of acquisition. Accordingly, any related allowance for loan losses is not carried over.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are considered purchased credit impaired (“PCI”) loans. Evidence of credit deterioration may include statistics such as delinquency and accrual status, current loan-to-value ratio, the geographic location of the borrower or collateral and internal risk ratings. In connection with the acquisition of Chevy Chase Bank on February 27, 2009, we concluded that the substantial majority of loans we acquired from Chevy Chase Bank were PCI loans. See “Note 2—Acquisitions and Restructuring Activities” and “Note 5—Loans” for additional information.

In accounting for PCI loans we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. We incorporate several key

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

assumptions to estimate cash flows expected to be collected, including default rates, loss severities and the amount and timing of prepayments. We estimate the fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We are permitted to aggregate PCI loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between contractually required payments due and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the loan. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the loan, or pool of loans, using the effective interest method.

Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield through a reclassification from the nonaccretable difference. The adjusted accretable yield is recognized in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower, and foreclosure of the collateral result in removal of the loan from the PCI loan portfolio at its carrying amount.

Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, we separately track and report PCI loans and exclude these loans from our delinquency and nonperforming loan statistics. Even though substantially all of these loans are 90 days or more contractually past due, they are considered to be accruing since we have a reasonable expectation about the timing and amount of cash flows expected to be collected.

For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition we recognize the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the life of the loans using the effective interest method.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

•

Consumer loans: We classify other non-credit card consumer loans as nonperforming at the earlier of the date when we determine that the collectability of interest or principal on the loan is not reasonably assured or in the period in which the loan becomes 90 days past due for auto, home loans, and unsecured small business revolving lines of credit and 120 days past due for all other non-credit card consumer loans, including installment loans.

•	Commercial loans: We classify commercial loans as nonperforming as of the date we determine that the collectability of interest or principal on the loan is not reasonably assured.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans. Our policies for identifying loans as individually impaired, by loan category, are as follows:

•	Credit card loans: Credit card loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Consumer loans: Consumer loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Commercial loans: Commercial loans classified as nonperforming and commercial loans that have been modified in a troubled debt restructuring are reported as impaired.

•	Purchased credit-impaired loans: We track and report PCI loans separately from other impaired loans.

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

If the fair value of the loan is less than the recorded investment, we recognize impairment by either a direct write-down or establishing an allowance for the loan or by adjusting an allowance for the impaired loan. See “Note 6—Allowance for Loan and Lease Losses” for additional information on the asset-specific component of our allowance.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

•

Consumer loans: We generally charge-off consumer loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and unsecured small business lines of credit and 120 days for auto and other non-credit card consumer loans. We calculate the charge-off amount for home loans based on the difference between our recorded investment in the loan and the fair value of the underlying property and estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for declines in home values below our initial fair value and selling cost estimate at the date home loans are charged-off. Consumer loans in bankruptcy, except for auto and home loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court. Auto and home loans in bankruptcy are charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date or in the period the loan becomes 120 days past due for auto loans and 180 days past due for home regardless of the bankruptcy notification date. Consumer loans of deceased account holders are charged-off within 60 days of receipt of notification.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

We regularly evaluate the fair value of acquired property and subsequently record at the lower of the amount recorded at acquisition or the current fair value less estimated disposition costs. Any valuation adjustments on acquired property or gains or losses realized from disposition of the property are reflected in non-interest expense.

Foreclosed property and repossessed assets, which we report in our consolidated balance sheet under other assets, totaled $169 million and $20 million, respectively, as of December 31, 2011, compared with $306 million and $20 million, respectively, as of December 31, 2010.

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

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, divided into four primary portfolio segments: credit card loans, auto loans, residential home loans and retail banking loans. Each of these portfolios is further divided by our business units into pools based on common risk characteristics, such as origination year, contract type, interest rate and geography that are collectively evaluated for impairment. The commercial loan portfolio is primarily composed of larger-balance, non-homogeneous loans. These loans are subject to individual reviews that result in risk ratings. In assessing the risk rating of a particular loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that loan.

The formula-based component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation. Because of the homogenous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

The formula-based component of the allowance for commercial loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, supplemented by management judgment and interpretation. We apply internal risk ratings to commercial loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (default rate) and loss given default (loss severity). We generally use the prior three-year actual portfolio credit loss experience to develop our estimate of credit losses inherent in the portfolio as of each balance sheet date. Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, specific industry and geographic trends, portfolio concentrations, trends in internal credit quality indicators and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.

The asset-specific component of the allowance covers smaller-balance homogenous credit card and consumer loans whose terms have been modified in a TDR and larger balance nonperforming, non-homogenous commercial loans. As discussed above under “Impaired Loans,” we generally measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. When the present value is lower than the carrying value of the loan, impairment is recognized through the provision for loan and lease losses. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. The asset specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance, commercial loans is individually calculated for each loan. Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Special Purpose Entities and Variable Interest Entities

Effective January 1, 2010, we prospectively adopted two accounting standards that had a significant impact on our accounting for entities previously considered to be off-balance sheet arrangements. The adoption of these new accounting standards resulted in the consolidation of our credit card securitization trusts, one of our installment loan trusts and certain option-adjustable rate mortgages (“option-ARM”) loan trusts originated by Chevy Chase Bank. Prior to January 1, 2010, transfers of our credit card receivables, installment loans and certain option-adjustable rate mortgage loans to our securitization trusts were accounted for as sales and treated as off-balance sheet. At the adoption of these new accounting standards on January 1, 2010, we added to our reported consolidated balance sheet $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors. We also recorded an after-tax charge to retained earnings on January 1, 2010 of $2.9 billion, reflecting the net cumulative effect of adopting these new accounting standards. This charge primarily related to the addition of $4.3 billion to our allowance for loan and lease losses for the newly consolidated loans and the recording of $1.6 billion in related deferred tax assets. The initial recording of these amounts on our reported balance sheet as of January 1, 2010 had no impact on our reported income.

Securitization of Loans

We primarily securitize credit card loans, auto loans, home loans and installment loans. Securitizations have historically been utilized for liquidity and funding purposes. See “Note 7—Variable Interest Entities and Securitizations” and “Note 8—Goodwill and Other Intangible Assets” for additional details. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust from which the trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of debt securities. The debt securities are collateralized by the transferred receivables from our portfolio, and we receive proceeds from the third-party investors in consideration for the loans transferred. We remove loans from our consolidated balance sheet when securitizations qualify as sales to non-consolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing or when the sale is to a consolidated VIE, the asset will remain on our consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheets. We have elected October 1 as the date to perform our annual goodwill impairment test. Intangible assets with definite useful lives are amortized either on a straight-line or on an accelerated basis over their estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Other Assets

We report our investment in Federal Home Loan Bank (“FHLB”) stock, which totaled $362 million and $269 million as of December 31, 2011 and 2010, respectively, and our investment in Federal Reserve stock, which totaled $863 million and $861 million, as of December 31, 2011 and 2010, respectively, in other assets on our consolidated balance sheets. We carry these investments at cost and assess for other-than-temporary impairment in accordance with applicable accounting guidance for evaluating impairment. We did not recognize any impairment on these investments in 2011 or 2010.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Subsequently, MSRs are carried at fair value on our consolidated balance sheet with changes in fair value recognized in other income. In measuring the fair value of our MSRs, we stratify the underlying loans based on certain risk characteristics, including loan type, note rate and investor servicing requirements. We determine the fair value of MSRs based on the present value of the estimated future cash flows of net servicing income. We use assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is highly sensitive to changes in certain assumptions. Different anticipated prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSRs. If actual prepayment experience differs from the anticipated rates used in the model, this difference could result in a material change in the value of our MSRs.

MSRs, which are included in other assets on our consolidated balance sheets, totaled $93 million and $141 million as of December 31, 2011 and 2010, respectively. Our acquisition of Chevy Chase Bank resulted in additional mortgage servicing rights of $110 million as of the acquisition date. See “Note 8—Goodwill and Other Intangible Assets” and “Note 7—Variable Interest Entities and Securitizations” for additional information.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and thereafter, with any changes in fair value recorded in current earnings. We did not make any material fair value option elections as of and for the years ended December 31, 2011 and 2010. See “Note 19—Fair Value of Financial Instruments” for additional information.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Rewards Liability

We offer products, primarily credit cards, that offer reward program members with various rewards, such as airline tickets, cash, or merchandise, based on account activity. We generally recognize rewards cost as an offset to interchange income when the rewards are earned by the customer and record the corresponding rewards liability. The rewards liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The rewards liability is reduced as points are redeemed. In estimating the rewards liability, we consider historical rewards redemption behavior, the terms of the current rewards programs and card purchase activity. The rewards liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The rewards liability, which is included in other liabilities in our consolidated balance sheets, totaled $1.7 billion and $1.5 billion as of December 31, 2011 and 2010, respectively.

Derivative Instruments and Hedging Activities

In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities. Derivatives in a net asset position are included on in other assets, and derivatives in a net liability position are included in other liabilities. Our policy is not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under master netting arrangements. As of December 31, 2011 and 2010, we had recorded $353 million and $229 million, respectively, for the right to retain cash collateral and $894 million and $668 million, respectively, for the obligation to return cash collateral.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

the business purpose for the transaction. These derivatives do not qualify for hedge accounting and are considered trading derivatives with changes in fair value recognized in current period earnings. See “Note 11—Derivative Instruments and Hedging Activities” for additional detail.

Revenue Recognition

We recognize earned finance charges, interest income and fees on loans in interest and non-interest income in accordance with the contractual provisions of the credit arrangements. As discussed above under “Loans—Delinquent and Nonperforming Loans,” interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against earnings.

Finance charges and fees on credit card loans are included in loan receivables when billed to the customer. We continue to accrue finance charges and fees on credit card loans until the account is charged-off. However, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges billed but not expected to be collected and exclude this amount from revenue. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Revenue was reduced by $372 million, $950 million and $2.1 billion in 2011, 2010 and 2009, respectively, for the estimated uncollectible portion of billed finance charges and fees.

We determine the adequacy of the uncollectible finance charge and fee reserve on a quarterly basis, primarily based on the use of a roll-rate methodology. We refine our estimation process and key assumptions used in determining our loss reserves as additional information becomes available. In the third quarter of 2011, we revised the manner in which we estimate expected recoveries of finance charge and fee amounts previously considered to be uncollectible. Our revised recovery assumptions better reflect the post-recession pattern of relatively low delinquency roll-rates combined with increased recoveries of finance charges and fees previously considered uncollectible. This change in assumptions resulted in reduction in our uncollectible finance charge and fee reserves of $83 million as of September 30, 2011, and in a corresponding increase in revenues. We also applied these revised assumptions to the estimated recovery of principal charge-offs in determining our allowance for loan and lease losses. The revision, however, had an insignificant impact on the overall determination of our allowance for lease and loan losses.

Interchange income is a discount on the payment due from the card-issuing bank to the merchant bank through the interchange network. Interchange rates are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. We recognize interchange income as earned. Annual membership fees and direct loan origination costs specific to credit card loans are deferred and amortized over one year on a straight-line basis. Fees and origination costs and premiums and discounts are deferred and amortized over the average life of the related loans using the effective interest method for qualifying consumer and commercial loan originations. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan.

Marketing Expense

We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired. We recognized marketing expense of $1.3 billion, $1.0 billion and $0.6 billion in 2011, 2010 and 2009, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Accounting Standards Adopted in 2011

Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for financing receivables, which includes loans, to clarify when a restructuring, such as a loan modification, is considered a troubled debt restructuring (“TDR”). This amendment provides clarification on determining whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The amended guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption, with early adoption permitted. For purposes of measuring impairment for these receivables, the guidance is applied prospectively for the first interim or annual period beginning on or after June 15, 2011 with early adoption permitted. The adoption of this amended accounting guidance in the third quarter of 2011 resulted in a net increase in loan modifications considered to be TDRs of $56 million for consumer loans and $77 million for commercial loans. The allowance for credit losses associated with these loans was $22 million as of September 30, 2011.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Recently Issued but Not Yet Adopted Accounting Standards

Offsetting Financial Assets and Liabilities

In December 2011, the FASB issued guidance intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and IFRS, which are subject to different offsetting models. Upon adoption, entities will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures will be required irrespective of whether such instruments are presented gross or net on the balance sheet. The guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. Our adoption of the guidance will have no effect on our financial condition, results of operations or liquidity since it impacts disclosures only.

Goodwill Impairment

In September 2011, the FASB issued guidance that is intended to simplify goodwill impairment testing by providing entities with the option to first assess qualitatively whether it is necessary to perform the two-step quantitative analysis currently required. If an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Otherwise, goodwill is deemed to be not impaired and no further evaluation analysis would be necessary. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt the amended guidance on January 1, 2012. We had $13.6 billion in goodwill as of December 31, 2011, the value of which will not be affected by the adoption of this standard.

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

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

principles and expands the existing disclosure requirements for fair value measurements. The amended guidance is effective for public entities during interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We intend to adopt the amended guidance in the first quarter of 2012, and are currently assessing the impact that the adoption will have on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS AND RESTRUCTURING ACTIVITIES

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

2011 Acquisitions

Hudson’s Bay Company Credit Card Portfolio

On January 7, 2011, in a cash transaction, we acquired the credit card portfolio of Hudson’s Bay Company (“HBC”), a Canadian operation, from GE Capital Retail Finance. The acquisition and partnership with HBC significantly expands our credit card customer base in Canada, tripling the number of customer accounts, and provides an additional distribution channel. The acquisition included outstanding credit card loan receivables with a fair value of approximately $1.4 billion, and a transfer of approximately 400 employees directly involved in managing the HBC portfolio.

We accounted for the acquisition as a business combination. Accordingly, we recorded the assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair values as of the acquisition date and consolidated with our results. In connection with the acquisition, we recorded goodwill of $3 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. We also recognized a purchased credit card relationship intangible asset of $11 million at acquisition and a contract-based intangible asset of $70 million. Because the acquisition was considered to be a taxable transaction, the goodwill is deductible for tax purposes. The goodwill was assigned to the International Credit Card reporting unit of our Credit Card segment, and the acquired loan portfolio is reflected in the operations of our International Credit Card business.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Interest income was reduced by $607 million for the year ended December 31, 2011, for amounts earned by Kohl’s. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $118 million in 2011. In addition, the expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $139 million as of December 31, 2011. The reduction in the provision for loan and lease losses attributable to Kohl’s was $257 million for the year ended December 31, 2011.

Restructuring Activities

In 2009, we completed the broad-based initiative started in 2007 to reduce expenses and improve our competitive cost position. Restructuring initiatives leveraged the capabilities of infrastructure projects in several of our businesses. The scope and timing of the cost reductions were the result of an ongoing, comprehensive review of operations within and across our businesses.

Total incurred charges exceeded the original estimate of $300 million by $63 million. The increase occurred because we extended the initiative past the original timeline due to the continued economic deterioration. Approximately half of these charges were related to severance benefits, while the remaining charges were associated with items such as contract and lease terminations and consolidation of facilities and infrastructure. We recognized restructuring expense of $119 million in 2009. We did not recognize any restructuring expense in 2011 and 2010.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations and wholesale banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations in 2011, 2010 and 2009. We have no significant continuing involvement in these operations.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Net interest expense	$0	$(1)	$(2)
Non-interest expense	(168)	(475)	(157)

Loss from discontinued operations before taxes	(168)	(476)	(159)
Income tax benefit	62	169	56

Loss from discontinued operations, net of taxes	$(106)	$(307)	$(103)

The loss from discontinued operations includes an expense of $169 million ($120 million net of tax), $432 million ($304 million net of tax) and $162 million ($120 million net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively, primarily attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale banking unit.

The discontinued mortgage origination operations of our wholesale home loan banking unit had remaining assets of $304 million and $362 million as of December 31, 2011 and 2010, respectively, which consisted primarily of income tax receivables. Liabilities totaled $680 million and $585 million as of December 31, 2011 and 2010, respectively consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

NOTE 4—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $38.8 billion and $41.5 billion, as of December 31, 2011 and 2010, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency residential and commercial mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans and leases, student loans, auto dealer floor plan inventory loans and leases, equipment loans, and other; municipal securities and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented 69% of our total investment securities portfolio as of December 31, 2011, compared with 70% as of December 31, 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of December 31, 2011 and 2010, and are reported in our consolidated balance sheet at fair value. The following tables present the amortized cost, fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of December 31, 2011 and 2010. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

	December 31, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$115	$9	$0	$0	$0	$124
U.S. Agency debt obligations(3)	131	7	0	0	0	138
Residential mortgage-backed securities (“RMBS”):
Agency(4)	24,980	539	0	(31)	(31)	25,488
Non-agency	1,340	1	(170)	(9)	(179)	1,162

Total RMBS	26,320	540	(170)	(40)	(210)	26,650

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	697	14	0	0	0	711
Non-agency	459	17	0	0	0	476

Total CMBS	1,156	31	0	0	0	1,187

Asset-backed securities (“ABS”)(5)	10,119	45	0	(14)	(14)	10,150
Other(6)	462	51	0	(3)	(3)	510

Total securities available for sale	$38,303	$683	$(170)	$(57)	$(227)	$38,759

	December 31, 2010
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$373	$13	$0	$0	$0	$386
U.S. Agency debt obligations(3)	301	13	0	0	0	314
Residential mortgage-backed securities (“RMBS”):
Agency(4)	27,980	667	0	(143)	(143)	28,504
Non-agency	1,826	1	(105)	(22)	(127)	1,700

Total RMBS	29,806	668	(105)	(165)	(270)	30,204

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	44	1	0	0	0	45
Non-agency	0	0	0	0	0	0

Total CMBS	44	1	0	0	0	45

Asset-backed securities (“ABS”)(5)	9,901	69	0	(4)	(4)	9,966
Other(6)	563	66	0	(7)	(7)	622

Total securities available for sale	$40,988	$830	$(105)	$(176)	$(281)	$41,537

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Consists of debt securities issued by Fannie Mae and Freddie Mac, which had amortized cost of $130 million and $200 million, as of December 31, 2011 and 2010, respectively, and fair value of $137 million and $213 million, as of December 31, 2011 and 2010, respectively.

(4)

Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized cost of $12.3 billion, $8.9 billion and $4.5 billion, respectively, and fair value of $12.6 billion, $9.1 billion and $4.5 billion, respectively, as of December 31, 2011. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of December 31, 2011.

(5)

Consists of securities collateralized by credit card loans, auto loans, auto dealer floor plan inventory loans and leases, student loans, equipment loans, and other. The distribution among these asset types was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. In comparison, the distribution was approximately 78% credit card loans, 7% student loans, 7% auto loans, 6% auto dealer floor plan inventory loans and leases, and 2% equipment loans as of December 31, 2010. Approximately 86% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of December 31, 2011, compared with 90% as of December 31, 2010.

(6)	Consists of municipal securities and equity investments, primarily related to CRA activities.

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010.

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
RMBS:
Agency(1)	$4,731	$(30)	$334	$(1)	$5,065	$(31)
Non-agency	151	(17)	986	(162)	1,137	(179)

Total RMBS	4,882	(47)	1,320	(163)	6,202	(210)

CMBS:
Agency(1)	100	0	0	0	100	0
Non-agency	67	0	0	0	67	0

Total CMBS	167	0	0	0	167	0

Total ABS	2,084	(11)	81	(3)	2,165	(14)
Other	198	0	85	(3)	283	(3)

Total securities available-for-sale in a gross unrealized loss position	$7,331	$(58)	$1,486	$(169)	$8,817	$(227)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
RMBS:
Agency(1)	$6,571	$(141)	$456	$(2)	$7,027	$(143)
Non-agency	45	0	1,566	(127)	1,611	(127)

Total RMBS	6,616	(141)	2,022	(129)	8,638	(270)

Total ABS	1,411	(2)	33	(2)	1,444	(4)
Other	300	(1)	80	(6)	380	(7)

Total securities available-for-sale in a gross unrealized loss position	$8,327	$(144)	$2,135	$(137)	$10,462	$(281)

(1)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities of $227 million as of December 31, 2011 relate to 397 individual securities. Our investments in non-agency MBS and non-agency asset-backed securities accounted for $193 million, or 85%, of total gross unrealized losses as of December 31, 2011. Of the $227 million gross unrealized losses as of December 31, 2011, $169 million related to securities that had been in a loss position for more than 12 months. As discussed in more detail below, we conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of December 31, 2011:

	December 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$3,495	$3,508
Due after 1 year through 5 years	6,708	6,750
Due after 5 years through 10 years	1,764	1,810
Due after 10 years(1)	26,336	26,691

Total	$38,303	$38,759

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of December 31, 2011. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	December 31, 2011
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$0	0%	$124	4.27%	$0	0%	$0	0%	$124	4.27%
U.S. Agency debt obligations(2)	31	4.43	107	4.59	0	0	0	0	138	4.56
RMBS:
Agency(3)	1,556	4.64	22,591	3.40	1,341	3.16	0	0	25,488	3.47
Non-agency	19	5.93	577	5.53	562	6.28	4	6.58	1,162	5.91

Total RMBS	1,575	4.65	23,168	3.47	1,903	4.21	4	6.58	26,650	3.59%
CMBS:
Agency(3)	0	0	405	2.25	306	2.58	0	0	711	2.39
Non-agency	0	0	171	2.85	305	4.01	0	0	476	3.58

Total CMBS	0	0	576	2.43	611	3.29	0	0	1,187	2.87

Total ABS	3,600	2.26	6,262	1.54	288	4.20	0	0	10,150	1.87
Other(4)	300	1.81	57	4.22	2	4.86	151	4.66	510	2.32

Total securities available for sale	$5,506	2.93%	$30,294	3.05%	$2,804	4.02%	$155	4.73%	$38,759	3.11%

Amortized cost of securities available-for-sale	$5,482		$29,845		$2,871		$105		$38,303

(1)	Yields are calculated based on the amortized cost of each security.
(2)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

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

We assess measure and recognize OTTI in accordance with the accounting guidance for recognition and presentation of OTTI. Under this guidance, if we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings in 2011, 2010 and 2009:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Total OTTI losses	$131	$128	$287
Less: Non-credit component of OTTI losses recorded in AOCI	(110)	(63)	(255)

Net OTTI losses recognized in earnings	$21	$65	$32

As indicated in the table above, we recorded credit related losses in earnings totaling $21 million, $65 million and $32 million in 2011, 2010 and 2009, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $170 million and $105 million in 2011 and 2010, respectively. We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to all other securities of $57 million and $176 million as of December 31, 2011 and 2010, respectively, are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The table below presents activity for the years ended December 31, 2011, 2010 and 2009, related to the credit component of OTTI recognized in earnings on investment debt securities for which a portion of the OTTI losses, the non-credit component, was recorded in AOCI:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Credit loss component, beginning of period	$49	$32	$0
Additions:
Initial credit impairment	3	12 (2)	25
Subsequent credit impairment	18	17	7

Total additions	21	29	32

Reductions:
Sales of credit-impaired securities	(2)	(4)	0
Change in intent to sell or requirement to sell(1)	0	(8)	0

Total reductions	(2)	(12)	0

Ending balance	$68	$49	$32

(1)

We recognized $36 million of OTTI losses on securities for which no portion of the OTTI losses remained in AOCI in 2010. We did not recognize OTTI losses on securities for which no portion of the OTTI losses remained in AOCI in 2011 and 2009.

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

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Beginning balance AOCI related to securities available for sale, net of tax(1)	$369	$186	$(725)
Net unrealized holding gains (losses), net of tax(2)	33	221	861
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	(116)	(38)	50

Ending balance AOCI related to securities available for sale, net of tax	$286	$369	$186

(1)	Net of tax benefit (expense) of $203 million, $102 million and $(404) million in 2011, 2010 and 2009, respectively.
(2)	Net of tax benefit (expense) of $18 million, $122 million and $480 million in 2011, 2010 and 2009, respectively.
(3)	Net of tax (benefit) expense of $(64) million, $(21) million and $28 million in 2011, 2010 and 2009, respectively.

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings in 2011, 2010 and 2009. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

available-for-sale investment securities for the periods presented. We sold approximately $9.2 billion of investment securities, consisting predominantly of agency MBS, in 2011. We recorded a net realized gain of $259 million on the sale of these securities.

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Gross realized investment gains	$259	$141	$231
Gross realized investment losses	0	0	(13)

Net realized gains	$259	$141	$218

Total proceeds from sales	$9,169	$12,466	$13,410

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $8.8 billion and $8.1 billion as of December 31, 2011 and 2010, respectively. The fair value of non-cash collateral accepted related to our secured borrowing was $4 million as of December 31, 2011, none of which was sold or repledged. We did not accept any non cash collateral as of December 31, 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. The table below presents the composition of our held-for investment loan portfolio, including restricted loans for securitization investors, as of December 31, 2011 and 2010. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate loans.

	December 31,
(Dollars in millions)	2011	2010
Credit card business:
Domestic credit card loans	$54,682	$49,979
International credit card loans	8,466	7,513

Total credit card loans	63,148	57,492

Domestic installment loans	1,927	3,870
International installment loans	0	9

Total installment loans	1,927	3,879

Total credit card	65,075	61,371

Consumer Banking business:
Auto	21,779	17,867
Home loan	10,433	12,103
Other retail	4,103	4,413

Total consumer banking	36,315	34,383

Commercial Banking business:(1)
Commercial and multifamily real estate	15,410	13,396
Middle market	12,684	10,484
Specialty lending	4,404	4,020

Total commercial lending	32,498	27,900
Small-ticket commercial real estate	1,503	1,842

Total commercial banking	34,001	29,742
Other:
Other loans	501	451

Total loans	$135,892	$125,947

(1)	Includes construction loans and land development loans totaling $2.2 billion and $2.4 billion as of December 31, 2011 and 2010, respectively.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance, commercial loans.

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of December 31, 2011 and 2010.

Loans 90 days or more past due totaled approximately $2.0 billion and $2.2 billion as of December 31, 2011 and 2010, respectively. Loans classified as nonperforming totaled $1.1 billion and $1.2 billion as of December 31, 2011 and 2010, respectively.

	December 31, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic credit card	$54,536	$627	$445	$1,001	$2,073	$0	$56,609	$1,001	$0
International credit card	8,028	145	98	195	438	0	8,466	195	0

Total credit card	62,564	772	543	1,196	2,511	0	65,075	1,196	0

Consumer Banking:
Auto	20,128	1,075	423	106	1,604	47	21,779	0	106
Home loan	5,843	89	43	346	478	4,112	10,433	1	456
Retail banking	3,964	24	17	53	94	45	4,103	4	90

Total consumer banking	29,935	1,188	483	505	2,176	4,204	36,315	5	652

Commercial Banking:
Commercial and multifamily real estate	14,906	172	23	146	341	163	15,410	34	206
Middle market	12,254	46	11	55	112	318	12,684	6	92
Specialty lending	4,363	18	5	18	41	0	4,404	1	33

Total commercial lending	31,523	236	39	219	494	481	32,498	41	331

Small-ticket commercial real estate	1,362	97	19	25	141	0	1,503	0	40

Total commercial banking	32,885	333	58	244	635	481	34,001	41	371

Other:
Other loans	455	13	8	25	46	0	501	0	36

Total	$125,839	$2,306	$1,092	$1,970	$5,368	$4,685	$135,892	$1,242	$1,059

% of Total loans	92.60%	1.70%	0.80%	1.45%	3.95%	3.45%	100.00%	0.91%	0.78%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	PCI Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit card:
Domestic credit card	$51,649	$558	$466	$1,176	$2,200	$0	$53,849	$1,176	$0
International credit card	7,090	132	97	203	432	0	7,522	203	0

Total credit card	58,739	690	563	1,379	2,632	0	61,371	1,379	0

Consumer Banking:
Auto	16,414	952	402	99	1,453	0	17,867	0	99
Home loan	6,707	65	44	395	504	4,892	12,103	0	486
Retail banking	4,218	31	22	40	93	102	4,413	5	91

Total consumer banking	27,339	1,048	468	534	2,050	4,994	34,383	5	676

Commercial Banking:
Commercial and multifamily real estate	12,816	118	31	153	302	278	13,396	14	276
Middle market	10,113	34	5	50	89	282	10,484	0	133
Specialty lending	3,962	25	7	26	58	0	4,020	0	48

Total commercial lending	26,891	177	43	229	449	560	27,900	14	457

Small-ticket commercial real estate	1,711	74	24	33	131	0	1,842	0	38

Total commercial banking	28,602	251	67	262	580	560	29,742	14	495

Other:
Other loans	382	19	5	45	69	0	451	0	54

Total	$115,062	$2,008	$1,103	$2,220	$5,331	$5,554	$125,947	$1,398	$1,225

% of Total loans	91.36%	1.59%	0.88%	1.76%	4.23%	4.41%	100.00%	1.11%	0.97%

(1)	Purchased credit-impaired loans are excluded from loans reported as 90 days and still accruing interest and nonperforming loans.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of December 31, 2011 and 2010. We also present comparative net-charge offs for the years ended December 31, 2011 and 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	December 31,
	2011		2010
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card and installment loans:
California	$6,410	9.9%	$6,242	10.2%
Texas	3,862	5.9	3,633	5.9
New York	3,737	5.7	3,599	5.8
Florida	3,382	5.2	3,298	5.4
Illinois	2,664	4.1	2,403	3.9
Pennsylvania	2,575	4.0	2,389	3.9
Ohio	2,284	3.5	2,109	3.4
New Jersey	2,162	3.3	1,971	3.2
Michigan	1,834	2.8	1,716	2.8
Other	27,699	42.6	26,489	43.2

Total domestic credit card and installment loans	56,609	87.0	53,849	87.7

International credit card and installment loans:
United Kingdom	3,828	5.9	4,102	6.7
Canada	4,638	7.1	3,420	5.6

Total international credit card and installment loans	8,466	13.0	7,522	12.3

Total Credit Card	$65,075	100.0%	$61,371	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,511	3.86%	$2,632	4.29%
90+ day delinquencies(2)	1,196	1.84	1,379	2.25

	December 31,
	2011		2010
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$2,522	4.72%	$4,907	8.91%
International credit card	534	6.18	592	7.89

Total(3)	$3,056	4.92%	$5,499	8.79%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
(3)	Calculated by dividing net charge-offs by average credit card loans held for investment during 2011 and 2010.

The 30+ day delinquency rate for our entire credit card loan portfolio, decreased to 3.86% as of December 31, 2011, from 4.29% as of December 31, 2010, reflecting strong underlying credit improvement trends.

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including PCI loans acquired from Chevy Chase Bank. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding PCI loans, as of December 31, 2011 and 2010, and net-charge offs for the years ended December 31, 2011 and 2010.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	December 31, 2011
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,901	10.7%	$0	0.0%	$3,901	10.7%
California	1,837	5.1	0	0.0	1,837	5.1
Louisiana	1,389	3.8	0	0.0	1,389	3.8
Florida	1,196	3.3	0	0.0	1,196	3.3
Georgia	1,124	3.1	0	0.0	1,124	3.1
Illinois	950	2.6	0	0.0	950	2.6
New York	940	2.6	0	0.0	940	2.6
Other	10,395	28.7	47	0.1	10,442	28.8

Total auto	$21,732	59.9%	$47	0.1%	$21,779	60.0%

Home loan:
New York	$1,770	4.9%	$276	0.8%	$2,046	5.7%
California	768	2.1	1,128	3.1	1,896	5.2
Louisiana	1,528	4.2	2	0.0	1,530	4.2
Maryland	286	0.8	618	1.7	904	2.5
Virginia	206	0.6	588	1.6	794	2.2
New Jersey	344	0.9	235	0.6	579	1.5
Other	1,419	3.9	1,265	3.5	2,684	7.4

Total home loan	$6,321	17.4%	$4,112	11.3%	$10,433	28.7%

Retail banking:
Louisiana	$1,514	4.2%	$0	0.0%	$1,514	4.2%
Texas	930	2.6	0	0.0	930	2.6
New York	896	2.5	0	0.0	896	2.5
New Jersey	295	0.8	0	0.0	295	0.8
District of Columbia	254	0.7	7	0.0	261	0.7
Maryland	49	0.1	23	0.1	72	0.2
Virginia	30	0.1	12	0.0	42	0.1
Other	90	0.2	3	0.0	93	0.2

Total retail banking	$4,058	11.2%	$45	0.1%	$4,103	11.3%

Total consumer banking	$32,111	88.5%	$4,204	11.5%	$36,315	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,604	7.36%	$478	4.58%	$94	2.29%	$2,176	5.99%
90+ day delinquencies	106	0.48	346	3.32	53	1.29	505	1.39
Nonperforming loans	106	0.48	456	4.37	90	2.18	652	1.79

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,161	9.2%	$0	0.0%	$3,161	9.2%
California	1,412	4.1	0	0.0	1,412	4.1
Louisiana	1,334	3.9	0	0.0	1,334	3.9
Florida	954	2.8	0	0.0	954	2.8
Georgia	908	2.6	0	0.0	908	2.6
New York	894	2.6	0	0.0	894	2.6
Illinois	843	2.5	0	0.0	843	2.5
Other	8,361	24.3	0	0.0	8,361	24.3

Total auto	$17,867	52.0%	$0	0.0%	$17,867	52.0%

Home loan:
New York	$2,069	6.0%	$311	0.9%	$2,380	6.9%
California	959	2.8	1,380	4.0	2,339	6.8
Louisiana	1,776	5.2	2	0.0	1,778	5.2
Maryland	281	0.8	605	1.8	886	2.6
Virginia	200	0.6	591	1.7	791	2.3
New Jersey	423	1.2	278	0.8	701	2.0
Other	1,503	4.4	1,725	5.0	3,228	9.4

Total home loan	$7,211	21.0%	$4,892	14.2%	$12,103	35.2%

Retail banking:
Louisiana	$1,754	5.1%	$0	0.0%	$1,754	5.1%
Texas	1,125	3.3	0	0.0	1,125	3.3
New York	909	2.6	0	0.0	909	2.6
New Jersey	357	1.0	0	0.0	357	1.0
Maryland	58	0.2	31	0.1	89	0.3
Virginia	35	0.1	17	0.1	52	0.2
District of Columbia	13	0.0	7	0.0	20	0.0
Other	60	0.2	47	0.1	107	0.3

Total retail banking	$4,311	12.5%	$102	0.3%	$4,413	12.8%

Total consumer banking	$29,389	85.5%	$4,994	14.5%	$34,383	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,453	8.13%	$504	4.16%	$93	2.11%	$2,050	5.96%
90+ day delinquencies	99	0.55	395	3.27	40	0.91	534	1.54
Nonperforming loans	99	0.55	486	4.01	91	2.07	676	1.97

	December 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$334	1.72%	$77	0.68%	$73	1.78%	$484	1.39%

	December 31, 2010
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$457	2.61%	$93	0.68%	$105	2.20%	$655	1.82%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing net charge-offs by average loans held for investment during 2011 and 2010.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise in unemployment. These loan concentrations include loans originated during 2008, 2007 and 2006 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loan portfolio as of December 31, 2011 and 2010, based on selected key risk characteristics.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2011
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,113	39.4%	$1,675	16.1%	$5,788	55.5%
2006	699	6.7	908	8.7	1,607	15.4
2007	508	4.9	1,114	10.7	1,622	15.6
2008	243	2.3	325	3.1	568	5.4
2009	178	1.7	27	0.3	205	2.0
2010	237	2.3	49	0.4	286	2.7
2011	343	3.3	14	0.1	357	3.4

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Geographic concentration:(2)
New York	$1,770	17.0%	$276	2.6%	$2,046	19.6%
California	768	7.4	1,128	10.8	1,896	18.2
Louisiana	1,528	14.6	2	0.1	1,530	14.7
Maryland	286	2.7	618	5.9	904	8.6
Virginia	206	2.0	588	5.6	794	7.6
New Jersey	344	3.3	235	2.3	579	5.6
Texas	460	4.4	32	0.3	492	4.7
Florida	107	1.0	212	2.0	319	3.0
District of Columbia	69	0.7	158	1.5	227	2.2
Connecticut	87	0.8	76	0.7	163	1.5
Other	696	6.7	787	7.6	1,483	14.3

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Lien type:
1st lien	$5,194	49.8%	$3,547	34.0%	$8,741	83.8%
2nd lien	1,127	10.8	565	5.4	1,692	16.2

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Interest rate type:
Fixed rate	$2,627	25.2%	$119	1.1%	$2,746	26.3%
Adjustable rate	3,694	35.4	3,993	38.3	7,687	73.7

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
	Non-PCI Loans		PCI Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,801	39.7%	$1,852	15.3%	$6,653	55.0%
2006	848	7.0	1,133	9.3	1,981	16.3
2007	609	5.0	1,527	12.6	2,136	17.6
2008	305	2.5	371	3.1	676	5.6
2009	288	2.4	9	0.1	297	2.5
2010	360	3.0	0	0.0	360	3.0

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Geographic concentration:(2)
New York	$2,069	17.1%	$311	2.6%	$2,380	19.7%
California	959	7.9	1,380	11.4	2,339	19.3
Louisiana	1,776	14.7	2	0.0	1,778	14.7
Maryland	281	2.3	605	5.0	886	7.3
Virginia	200	1.7	591	4.9	791	6.6
New Jersey	423	3.5	278	2.3	701	5.8
Texas	491	4.1	32	0.3	523	4.4
Florida	139	1.1	290	2.4	429	3.5
District of Columbia	77	0.6	149	1.2	226	1.8
Connecticut	110	0.9	85	0.7	195	1.6
Other	686	5.7	1,169	9.6	1,855	15.3

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Lien type:
1st lien	$6,015	49.7%	$4,303	35.5%	$10,318	85.2%
2nd lien	1,196	9.9	589	4.9	1,785	14.8

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

Interest rate type:
Fixed rate	$3,548	29.3%	$182	1.5%	$3,730	30.8%
Adjustable rate	3,663	30.3	4,710	38.9	8,373	69.2

Total	$7,211	59.6%	$4,892	40.4%	$12,103	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the top ten states in which we have the highest concentration of home loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of December 31, 2011 and 2010.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	December 31, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$12,152	78.8%	$3,650	28.8%	$1,497	34.0%	$907	60.3%	$18,206	53.6%
Mid-Atlantic	1,225	8.0	599	4.7	163	3.7	56	3.7	2,043	6.0
South	1,581	10.3	7,527	59.3	797	18.1	93	6.2	9,998	29.4
Other	289	1.9	590	4.7	1,947	44.2	447	29.8	3,273	9.6

Total non-PCI loans	15,247	99.0	12,366	97.5	4,404	100.0	1,503	100.0	33,520	98.6
PCI loans	163	1.0	318	2.5	0	0.0	0	0.0	481	1.4

Total	$15,410	100.0%	$12,684	100.0%	$4,404	100.0%	$1,503	100.0%	$34,001	100.0%

Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$13,945	90.5%	$11,680	92.1%	$4,322	98.1%	$1,359	90.4%	$31,306	92.1%
Criticized performing	1,096	7.1	593	4.7	49	1.1	105	7.0	1,843	5.4
Criticized nonperforming	206	1.4	93	0.7	33	0.8	39	2.6	371	1.1

Total non-PCI loans	15,247	99.0	12,366	97.5	4,404	100.0	1,503	100.0	33,520	98.6

PCI loans:
Noncriticized	$127	0.8%	$303	2.4%	$0	0.0%	$0	0.0%	$430	1.3%
Criticized performing	36	0.2	15	0.1	0	0.0	0	0.0	51	0.1

Total PCI loans	163	1.0	318	2.5	0	0.0	0	0.0	481	1.4

Total	$15,410	100.0%	$12,684	100.0%	$4,404	100.0%	$1,503	100.0%	$34,001	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Middle Market	% of Total(2)	Specialty Lending	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Non-PCI loans:
Northeast	$10,849	81.0%	$3,240	30.9%	$1,548	38.5%	$1,137	61.7%	$16,774	56.4%
Mid-Atlantic	720	5.4	960	9.2	185	4.6	71	3.9	1,936	6.5
South	1,315	9.8	5,191	49.5	733	18.2	119	6.5	7,358	24.7
Other	234	1.8	811	7.7	1,554	38.7	515	27.9	3,114	10.5

Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1
PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9

Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%

Internal risk rating:(4)
Non-PCI loans:
Noncriticized	$11,611	86.7%	$9,445	90.1%	$3,897	96.9%	$1,710	92.8%	$26,663	89.6%
Criticized performing	1,231	9.2	624	6.0	75	1.9	95	5.2	2,025	6.8
Criticized nonperforming	276	2.1	133	1.2	48	1.2	37	2.0	494	1.7

Total non-PCI loans	13,118	98.0	10,202	97.3	4,020	100.0	1,842	100.0	29,182	98.1

PCI loans:
Noncriticized	$186	1.3%	$235	2.3%	$0	0.0%	$0	0.0%	$421	1.4%
Criticized performing	92	0.7	47	0.4	0	0.0	0	0.0	139	0.5

Total PCI loans	278	2.0	282	2.7	0	0.0	0	0.0	560	1.9

Total	$13,396	100.0%	$10,484	100.0%	$4,020	100.0%	$1,842	100.0%	$29,742	100.0%

(1)	Amounts based on total loans as of December 31, 2011 and 2010.
(2)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table presents information about our impaired loans, excluding purchased credit-impaired loans, which are reported separately and discussed below:

	December 31, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$708	$0	$708	$244	$464	$691	$736	$73
International credit card and installment loans	190	0	190	109	81	179	181	7

Total credit card and installment loans(1)	898	0	898	353	545	870	917	80

Consumer banking:
Auto	58	0	58	8	50	58	25	5
Home loan	104	0	104	10	94	110	79	5
Retail banking	65	26	91	12	79	97	55	1

Total consumer banking	227	26	253	30	223	265	159	11

Commercial banking:
Commercial and multifamily real estate	232	157	389	54	335	459	401	8
Middle market	104	86	190	12	178	221	143	2
Specialty lending	19	9	28	7	21	36	22	0

Total commercial lending	355	252	607	73	534	716	566	10

Small-ticket commercial real estate	10	30	40	2	38	62	35	1

Total commercial banking	365	282	647	75	572	778	601	11

Other:
Other loans	0	1	1	0	1	1	1	0

Total	$1,490	$309	$1,799	$458	$1,341	$1,914	$1,678	$102

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$753	$0	$753	$253	$500	$739	$644	$76
International credit card and installment loans	160	0	160	133	27	154	128	0

Total credit card and installment loans(1)	913	0	913	386	527	893	772	76

Consumer banking:
Auto	0	0	0	0	0	0	0	0
Home loan	57	0	57	1	56	57	28	1
Retail banking	23	17	40	1	39	51	46	1

Total consumer banking	80	17	97	2	95	108	74	2

Commercial banking:
Commercial and multifamily real estate	40	283	323	6	317	436	385	4
Middle market	25	95	120	7	113	156	109	1
Specialty lending	1	20	21	0	21	22	35	0

Total commercial lending	66	398	464	13	451	614	529	5

Small-ticket commercial real estate	16	20	36	2	34	73	41	1

Total commercial banking	82	418	500	15	485	687	570	6

Other:
Other loans	0	0	0	0	0	0	0	0

Total	$1,075	$435	$1,510	$403	$1,107	$1,688	$1,416	$84

(1)	Credit card and Installment loans include finance charges and fees.

TDR loans accounted for $1.6 billion and $1.1 billion of impaired loans as of December 31, 2011 and 2010, respectively. Consumer TDR loans classified as performing totaled $1.1 billion and $983 million, respectively, as of December 31, 2011 and 2010. Commercial TDR loans classified as performing totaled $426 million, and $162 million, respectively, as of December 31, 2011 and 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

		December 31, 2011
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$321	100%	10.33%	0%	0	0%	$0
International credit card	253	100	23.06	0	0	0	0

Total credit card	574	100	15.93	0	0	0	0

Consumer banking:
Auto	78	65	1.39	100	10	0	0
Home loan	57	49	2.57	74	95	8	0
Retail banking	77	6	0.73	82	18	0	0

Total consumer banking	212	39	1.75	86	32	2	0

Commercial banking:
Commercial and multifamily real estate	166	42	3.13	96	13	11	4
Middle market	140	15	1.25	80	12	1	0
Specialty lending	18	17	0.60	90	22	5	1

Total commercial lending	324	29	2.62	89	14	6	5
Small-ticket commercial real estate	4	0	0.00	100	3	0	0

Total commercial banking	328	28	2.62	89	13	6	5

Other:
Other loans	0	0	0.00	0	0	0	0

Total	$1,114	67%	12.70%	43%	21	2%	$5

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
(5)	Weighted average change in maturity date for those loans that received a maturity date extension
(6)	Percentage of loans modified and accounted for as a TDR during the period that were granted forgiveness or forbearance of a portion of their balance.
(7)	Total amount of forgiven or forborne balances.
(8)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

TDR—Subsequent Payment Defaults of Completed TDR Modifications

The following table presents the type, number and amount of loans accounted for as TDRs that experienced a payment default during the period and had completed a modification event in the twelve months prior to the payment default. A payment default occurs if the loan is either 90 days or more delinquent or the loan has been charged-off as of the end of the period presented.

	December 31, 2011
(Dollars in millions)	Number of contracts	Total Loans
Credit card:
Domestic credit card	34,489	$93
International credit card(1)	47,989	185

Total credit card	82,478	278

Consumer banking:
Auto	1,499	15
Home loan	101	12
Retail banking	237	11

Total consumer banking	1,837	38

Commercial banking:
Commercial and multifamily real estate	17	41
Middle market	5	6
Specialty lending	8	3

Total commercial lending	30	50
Small-ticket commercial real estate	1	0

Total commercial banking	31	50

Total	84,346	$366

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of the Chevy Chase Bank acquired loans as of December 31, 2011 and 2010:

	December 31,
	2011			2010
(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans
Contractual balance	$5,751	$4,565	$1,186	$7,054	$5,546	$1,508

Carrying value(1)	$4,658	$3,576	$1,082	$5,554	$4,165	$1,389

(1)	Includes $27 million and $33 million of cumulative impairment recognized as of December 31, 2011 and 2010, respectively.

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses. We reduced the allowance related to this pool of loans by $6 million for the year ended December 31, 2011. We recorded impairment through our provision for loan and losses of $33 million for the year ended December 31, 2010. The cumulative impairment recognized on PCI loans totaled $27 million as of December 31, 2011 and $33 million as of December 31, 2010.

The following table presents changes in the accretable yield related to the acquired Chevy Chase Bank loans:

(Dollars in millions)	Total Acquired Loans	Purchased Credit-Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2009	$2,067	$1,742	$325
Accretion recognized in earnings	(405)	(299)	(106)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows	350	311	39

Accretable yield as of December 31, 2010	$2,012	$1,754	$258

Accretion recognized in earnings	(431)	(365)	(66)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	237	232	5
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	(66)	(55)	(11)

Accretable yield as of December 31, 2011	$1,752	$1,566	$186

(1)	Represents increases in accretable yields for those pools with increases primarily the result of improved credit performance.
(2)	Represents changes in accretable yields for those pools with reductions driven primarily by changes in prepayment levels.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $206.0 billion and $161.5 billion as of December 31, 2011 and 2010, respectively. While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $14.8 billion and $13.2 billion as of December, 2011 and 2010, respectively.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities, on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $66 million and $107 million as December 31, 2011 and 2010, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

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

In determining the allowance for loan and lease losses, we disaggregate loans in our portfolio with similar credit risk characteristics into portfolio segments. Management performs quarterly analysis of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolio and for loans within each of these portfolios that we identify as individually impaired. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (1) a formula-based component for loans collectively evaluated for impairment; (2) an asset-specific component for individually impaired loans; and (3) a component related to purchased credit-impaired loans that have experienced significant decreases in expected cash flows subsequent to acquisition. See “Note 1—Summary of Significant Accounting Policies” for a description of the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for loan and lease losses and reduced by net charge-offs. The provision for loan and lease losses, which is charged to earnings, reflects credit losses we

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for 2011 and 2010:

		Consumer							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance
Balance as of December 31, 2009	$2,126	$665	$175	$236	$1,076	$785	$140	$4,127	$103	$4,230
Impact from January 1, 2010 adoption of new consolidation accounting standards(2)	4,244	0	73	0	73	0	0	4,317	0	4,317

Balance as of January 1, 2010	$6,370	$665	$248	$236	$1,149	$785	$140	$8,444	$103	$8,547
Provision for loan and lease losses	3,182	145	30	66	241	417	55	3,895	12	3,907
Charge-offs	(6,781)	(672)	(97)	(129)	(898)	(444)	(115)	(8,238)	0	(8,238)
Recoveries	1,282	215	4	24	243	54	8	1,587	0	1,587

Net charge-offs	(5,499)	(457)	(93)	(105)	(655)	(390)	(107)	(6,651)	0	(6,651)
Other changes	(12)	0	(73)	13	(60)	14	(2)	(60)	(8)	(68)

Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$826	$86	$5,628	$107	$5,735
Provision for loan and lease losses(3)	1,870	372	63	26	461	62	8	2,401	(41)	2,360
Charge-offs(3)	(4,310)	(529)	(104)	(99)	(732)	(214)	(59)	(5,315)	0	(5,315)
Recoveries	1,254	195	27	26	248	37	5	1,544	0	1,544

Net charge-offs	(3,056)	(334)	(77)	(73)	(484)	(177)	(54)	(3,771)	0	(3,771)
Other changes	(8)	0	0	0	0	0	0	(8)	0	(8)

Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$711	$40	$4,250	$66	$4,316

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)

Represents the cumulative effect adjustment on the allowance for loan and lease losses from the January 1, 2010 adoption of the new consolidation accounting standards. Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs. See “Note 2—Acquisitions and Restructuring Activities.”

(3)

The reduction in the provision for loan and lease losses attributable to Kohl’s was $257 million for year ended 2011. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $118 million during 2011. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $139 million as of December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of December 31, 2011 and 2010:

	December 31, 2011
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$2,494	$383	$65	$150	$598	$634	$40	$3,766
Asset-specific(2)	353	8	10	12	30	75	0	458
Purchased credit impaired loans	0	0	23	1	24	2	0	26

Total allowance for loan and lease losses	$2,847	$391	$98	$163	$652	$711	$40	$4,250

Held-for-investment loans by impairment methodology:
Formula-based(1)	$64,177	$21,674	$6,217	$3,968	$31,859	$32,873	$500	$129,409
Asset-specific(2)	898	58	104	90	252	647	1	1,798
Purchased credit impaired loans	0	47	4,112	45	4,204	481	0	4,685

Total held-for-investment loans	$65,075	$21,779	$10,433	$4,103	$36,315	$34,001	$501	$135,892

Allowance as a percentage of period-end held-for-investment loans	4.37%	1.80%	0.94%	3.97%	1.80%	2.09%	7.98%	3.13%

	December 31, 2010
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$3,655	$353	$81	$209	$643	$808	$86	$5,192
Asset-specific(2)	386	0	1	1	2	15	0	403
Purchased credit impaired loans	0	0	30	0	30	3	0	33

Total allowance for loan and lease losses	$4,041	$353	$112	$210	$675	$826	$86	$5,628

Held-for-investment loans by impairment methodology:
Formula-based(1)	$60,458	$17,867	$7,154	$4,271	$29,292	$28,682	$451	$118,883
Asset-specific(2)	913	0	57	40	97	500	0	1,510
Purchased credit impaired loans	0	0	4,892	102	4,994	560	0	5,554

Total held-for-investment loans	$61,371	$17,867	$12,103	$4,413	$34,383	$29,742	$451	$125,947

Allowance as a percentage of period-end held-for-investment loans	6.58%	1.98%	0.93%	4.76%	1.96%	2.78%	19.07%	4.47%

(1)

The formula-based component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation. The formula-based component of the allowance for commercial loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgement and interpretation.

(2)

The asset specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance, commercial loans is individually calculated for each loan.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of December 31, 2011 and 2010. We separately present information for consolidated and unconsolidated VIEs.

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

	December 31, 2011
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$48,309	$17,443	$0		$0		$0
Auto loan securitizations(4)	95	78	0		0		0
Home loan securitizations	0	0	161	(1)	27	(2)	269
Other asset securitizations(4)	36	36	0		0		0

Total securitization related VIEs	48,440	17,557	161		27		269

Other VIEs:
Affordable housing entities	0	0	2,044		289		2,044
Entities that provide capital to low-income and rural communities	258	0	6		3		6
Other	1	0	139		0		139

Total Other VIEs	259	0	2,189		292		2,189

Total VIEs	$48,699	$17,557	$2,305		$319		$2,458

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets(1)		Carrying Amount of Liabilities(2)		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$53,694	$25,622	$0		$0		$0
Auto loan securitizations(4)	1,784	1,518	0		0		0
Home loan securitizations	0	0	174	(1)	37	(2)	297
Other asset securitizations(4)	198	64	0		0		0

Total securitization related VIEs	55,676	27,204	174		37		297

Other VIEs:
Affordable housing entities	0	0	1,681		304		1,681
Entities that provide capital to low-income and rural communities	230	0	6		3		6
Other	0	0	174		0		174

Total Other VIEs	230	0	1,861		307		1,861

Total VIEs	$55,906	$27,204	$2,035		$344		$2,158

(1)

The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests and letters of credit related to manufactured housing securitizations and are reported on our consolidated balance sheets under accounts receivable from securitizations. Mortgage servicing rights related to unconsolidated VIEs are reported on our consolidated balance sheets under other assets. See “Note 8—Goodwill and Other Intangible Assets” for additional information on our mortgage servicing rights.

(2)

The carrying amount of liabilities of securitization related VIEs is comprised of obligations to fund negative amortization bonds associated with the securitization of option arm mortgage loans (“option-ARMs”) and obligations on certain swap agreements associated with the securitization of manufactured housing loans.

(3)

The maximum exposure to loss represents the amount of loss we would incur in the unlikely event that all of our assets in the VIE become worthless and we were required to meet our maximum remaining funding obligations.

(4)	Represents the gross assets and liabilities owned by the VIE which included seller’s interest and retained and repurchased notes held by other related parties.

Securitization Related VIEs

We historically have securitized credit card loans, auto loans, home loans and installment loans. In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. The trust then issues various forms of interests in those assets to investors. We typically receive cash proceeds and/or other interests in the securitization trust for the assets we transfer. If the transfer of the assets to an unconsolidated securitization trust qualifies as a sale, we remove the assets from our consolidated balance sheet and recognize a gain or loss on the transfer. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing or the transfer of assets is to a consolidated VIE, the assets remain on our consolidated financial statements and we record an offsetting liability for the proceeds received.

Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We also may be required to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 21—Commitments, Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The table below presents the securitization-related VIEs in which we had continuing involvement as of December 31, 2011 and 2010:

	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
December 31, 2011:
Securities held by third-party investors	$16,428	$75	$24	$3,122		$206		$1,247
Receivables in the trust	47,537	77	36	3,228		206		1,254
Cash balance of spread or reserve accounts	17	12	0	8		0		172
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No
December 31, 2010:
Securities held by third-party investors	$25,415	$1,453	$48	$3,690		$284		$1,386
Receivables in the trust	52,355	1,528	191	3,813		284		1,393
Cash balance of spread or reserve accounts	77	147	0	8		0		183
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of December 31, 2011 and 2010, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts at December 31, 2011 and 2010 was $3.1 billion and $3.7 billion, respectively.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts, certain of which we sold during the year ended December 31, 2010. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions which include credit losses,

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

prepayment speeds and discount rates commensurate with the risks involved. We do not consolidate these trusts because we do not have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts.

In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash, and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are held at fair value in other assets. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 11—Derivative Instruments and Hedging Activities” for further details on these derivatives.

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $28 million in advances through December 31, 2011, all of which was expensed as funded. Our unfunded commitment related to these residual interests was $10 million as of December 31, 2011. We have not consolidated these trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $172 million and $183 million at December 31, 2011 and 2010, respectively. The fair value of the expected residual balances on the funded letters of credit was $51 million and $35 million at December 31, 2011 and 2010, respectively, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $23 million and $27 million at December 31, 2011 and 2010, respectively. The value of our obligations under these swaps was $12 million and $18 million at December 31, 2011 and 2010, respectively and is recorded in other liabilities on our consolidated balance sheet.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.3 billion and $1.4 billion at December 31, 2011 and 2010, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

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

The following table provides details of accounts receivable from securitizations as of December 31, 2011 and 2010:

	December 31, 2011
(Dollars in millions)	2011	2010
Interest-only strip classified as trading	$63	$75
Retained interests classified as trading:
Retained notes	23	34
Cash collateral	8	8
Investor accrued interest receivable	0	0

Total retained interests classified as trading	31	42
Other retained interests	0	3

Total accounts receivable from securitizations	$94	$120

We may retain tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches are classified as available-for-sale securities, and changes in the estimated fair value are recorded in other comprehensive income.

The components of the net gains (losses) recognized as a result of changes in the fair value of retained interests are presented below:

	Year Ended December 31,
(Dollars in millions)	2011	2010(1)	2009
Interest only strip valuation changes	$(12)	$(6)	$(96)
Fair value adjustments related to spread accounts	49	5	3
Fair value adjustments related to investors’ accrued interest receivable	0	0	(11)
Fair value adjustments related to retained subordinated notes	19	(18)	(57)

Net gain / (loss) recognized in earnings	$56	$(19)	$(161)

(1)

2010 includes both mortgage related amounts representing valuation changes of mortgage interest only strips, spread accounts, and retained interests held at December 31, 2010 and non-mortgage related amounts representing the one installment loan securitization that remained off-balance sheet through September 15, 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

For the periods ending December 31, 2011 and 2010, the assumptions and sensitivities shown below include all off-balance sheet securitizations:

	December 31,
(Dollars in millions)	2011	2010
Interest-only strip retained interests	$110 (1)	$136 (1)
Weighted average life for receivables (months)	70	60
Principal repayment rate (weighted average rate)	12.2 - 17.1%	16.3 - 18.1%
Impact on fair value of 10% adverse change	$15	$2
Impact on fair value of 20% adverse change	(5)	(6)
Discount rate (weighted average rate)	25.0 - 42.2%	25.2 - 42.2%
Impact on fair value of 10% adverse change	$(7)	$(7)
Impact on fair value of 20% adverse change	(13)	(14)

(1)	Does not include liquidity swap related to the negative amortization bonds of $(16) million and $(19) million as of December 31, 2011 and 2010, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Cash Flows Related to the Unconsolidated Securitizations

The following provides the details of the cash flows related to securitization transactions that qualified as off-balance sheet for the years ended December 31, 2011 and 2010:

	December 31,
(Dollars in millions)	2011	2010
Servicing fees received	$29	$32
Cash flows received on retained interests(1)	46	116

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program.

Supplemental Loan Information

The table below displays the unpaid principal balance of off-balance sheet single-family residential loans we serviced as of December 31, 2011 and 2010. We also display the unpaid principal balance of loans past due 90 days or more as of December 31, 2011 and 2010. Net credit losses associated with these loans totaled $41 million and $136 million for the years ended December 31, 2011 and 2010, respectively.

	December 31,
(Dollars in millions)	2011	2010
Total principal amount of loans	$1,220	$1,396
Principal amount of loans past due 90 days or more	$223	$257

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As of December 31, 2011 and 2010 our interests consisted of assets of approximately $2.0 billion and $1.7 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and is $2.0 billion as of December 31, 2011. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs at December 31, 2011 and 2010 were approximately $8.4 billion and $7.5 billion, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated at December 31, 2011 and 2010 totaled approximately $258 million and $230 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate at December 31, 2011 and 2010 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of December 31, 2011. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We have a variable interest in Capital One Financial Advisors, LLC which we consolidate as we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIE that we consolidated totaled approximately $1 million as of December 31, 2011 and less than $1 million as of December 31, 2010. The assets are consolidated in our balance sheet in cash and other assets.

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $309 million and $395 million as of December 31, 2011 and 2010, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $139 million and $174 million as of December 31, 2011 and 2010, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $139 million as of December 31, 2011. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets, including mortgage servicing rights, as of December 31, 2011 and 2010:

	December 31,
(Dollars in millions)	2011	2010
Goodwill	$13,592	$13,591
Other intangible assets:
Core deposit intangibles	479	650
Contract intangibles(1)	50	0
Purchased credit card relationship intangibles(2)	52	42
Lease intangibles	21	26
Trust intangibles	5	6
Other intangibles	3	9

Total other intangible assets	610	733

Total goodwill and other intangible assets	$14,202	$14,324

Mortgage servicing rights	$93	$141

(1)	Relates to the acquisition of the HBC portfolio in the first quarter of 2011.
(2)

Relates to the acquisitions of the Sony Card portfolio in the third quarter of 2010, the HBC credit card portfolio in the first quarter of 2011 and the Kohl’s private-label credit card portfolio in the second quarter of 2011.

Goodwill

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Credit Card, International Credit Card, Auto Finance, other Consumer Banking and Commercial Banking. As of December 31, 2011 and 2010, goodwill of $13.6 billion was included in the accompanying consolidated balance sheets. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the year ended December 31, 2011. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2011 annual impairment test, the fair value of reporting units was calculated using a discounted cash flow analysis, a form of the income approach, using each reporting unit’s internal forecast and a terminal value calculated using a growth rate reflecting the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. Cash flows were adjusted as necessary in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The cash flows were discounted to present value using reporting unit specific discount rates that are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Discount rates used for the reporting units

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

ranged from 10.0% to 14.1%. The key inputs into the discounted cash flow analysis were corroborated with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.

Based on the comparison of fair value to carrying amount, as calculated using the methodology summarized above, fair value exceeded the carrying amount for all reporting units as of our annual testing date. Therefore, the goodwill of our reporting units was considered not impaired, and the second step of impairment testing was unnecessary.

As part of the annual goodwill impairment test, we assessed our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry. Continued market volatility and uncertainty regarding overall economic conditions have led to a decline in market capitalization in recent years resulting in significantly higher control premiums than what had been seen historically. We will continue to regularly monitor our market capitalization in 2012, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.

The following table provides a summary of goodwill as of December 31, 2011 and 2010:

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Total Company
Balance as of December 31, 2009	$4,693	$4,585	$4,318	$13,596
Other adjustments	(3)	(2)	0	(5)

Balance as of December 31, 2010	$4,690	$4,583	$4,318	$13,591

Acquisitions	3	0	0	3
Other adjustments	(2)	0	0	(2)

Balance as of December 31, 2011	$4,691	$4,583	$4,318	$13,592

Other Intangible Assets

In connection with the prior acquisitions, we recorded intangible assets which consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table summarizes our intangible assets subject to amortization as of December 31, 2011 and 2010:

	December 31, 2011
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(1,083)	$0	$479	5.9 years
Purchased credit card relationship intangibles(1)	77	(25)	0	52	5.2 years
Contract intangibles(2)	70	(19)	(1)	50	6.0 years
Lease intangibles	54	(33)	0	21	20.7 years
Trust intangibles	11	(6)	0	5	11.9 years
Other intangibles	25	(22)	0	3	2.3 years

Total	$1,799	$(1,188)	$(1)	$610

	December 31, 2010
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles	$1,562	$(912)	$0	$650	7.0 years
Purchased credit card relationship intangibles(1)	47	(5)	0	42	6.1 years
Lease intangibles	54	(28)	0	26	21.7 years
Trust intangibles	11	(5)	0	6	12.9 years
Other intangibles	35	(26)	0	9	3.3 years

Total	$1,709	$(976)	$0	$733

(1)

Relates to the acquisitions of the Sony Card portfolio in the third quarter of 2010, the HBC credit card portfolio in the first quarter of 2011 and the Kohl’s private-label credit card portfolio in the second quarter of 2011.

(2)	Relates to the acquisition of the existing HBC credit card portfolio in the first quarter of 2011.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year’s digits methodology. Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $222 million, $220 million and $235 million in 2011, 2010 and 2009, respectively. The weighted average amortization period for purchase accounting intangibles is 6.4 years as of December 31, 2011.

The following table summarizes the estimated future amortization expense for intangible assets as of December 31, 2011:

(Dollars in millions)	Estimated Future Amortization Amounts
2012	$184
2013	148
2014	114
2015	80
2016	49
Thereafter	35

Total	$610

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

The following table sets forth the changes in the fair value of MSRs during the year ended December 31, 2011 and 2010:

	December 31,
(Dollars in millions)	2011	2010
Balance at beginning of period	$141	$240
Originations	9	12
Sales	0	(42)
Change in fair value, net	(57)	(69)

Balance at end of period	$93	$141

Ratio of mortgage servicing rights to related loans serviced for others	0.62%	0.71%
Weighted average service fee	$0.28	$0.28

MSR fair value adjustments in 2011 and 2010 included decreases of $13 million and $28 million, respectively, due to run-off and cash collections, and decreases of $44 million and $41 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Weighted average prepayment rate (includes default rate)	18.62%	14.25%
Weighted average life (in years)	4.84	6.07
Discount rate	11.69%	10.23%

The increase in the weighted average prepayment rate and the corresponding decrease in weighted average life, were both driven by an increase in involuntary attrition due to market conditions and changes in model assumptions.

At December 31, 2011, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $5 million and $9 million, respectively.

At December 31, 2011, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $8 million and $18 million, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

As of December 31, 2011, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $27 billion, of which $18 billion was serviced for other investors. As of December 31, 2010, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $31 billion, of which $20 billion was serviced for other investors.

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

Premises & Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computers and software	3-7 years

Premises and equipment were as follows:

	December 31,
(Dollars in millions)	2011	2010
Land	$549	$562
Buildings and improvements	2,018	1,948
Furniture and equipment	1,355	1,315
Computer software	932	921
In process	373	258

	5,227	5,004
Less: Accumulated depreciation and amortization	(2,479)	(2,255)

Total premises and equipment, net	$2,748	$2,749

Depreciation and amortization expense from continuing operations was $317 million, $327 million, and $327 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2056, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses from continuing operations amounted to approximately $180 million, $191 million, and $183 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Future minimum rental commitments as of December 31, 2011, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2012	$172
2013	169
2014	161
2015	147
2016	135
Thereafter	806

Total	$1,590

Minimum sublease rental income of $48 million due in future years under non-cancelable leases has not been included in the table above as a reduction to minimum lease payments.

NOTE 10—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which have become our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of December 31, 2011, we had $109.9 billion in interest-bearing deposits of which $4.6 billion represents large denomination certificates of $100,000 or more. As of December 31, 2010, we had $107.2 billion in interest-bearing deposits, of which $6.5 billion represents large denomination certificates of $100,000 or more.

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt. As of December 31, 2011, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debentures, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock, which totaled $362 million and $269 million, as of December 31, 2011 and 2010, respectively.

Securitized Debt Obligations

We had $16.5 billion and $26.8 billion of securitized debt obligations as of December 31, 2011 and 2010, respectively, all of which are held by third party investors.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Senior and Subordinated Debt

As of December 31, 2011, we had $11.0 billion of senior and subordinated notes outstanding, which included $823 million in fair value hedging losses. As of December 31, 2010, we had $8.7 billion of senior and subordinated notes outstanding, including $578 million in fair value hedging losses. One senior note for $854 million matured during the year ended December 31, 2011. See “Note 11—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities. During 2011, we issued four different series of our senior notes for total proceeds of approximately $3.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2014, $750 million aggregate principal amount of our 2.125% Senior Notes due 2014, $750 million aggregate principal amount of our 3.150% Senior Notes due 2016 and $1.25 billion aggregate principal amount of our 4.750% Senior Notes due 2021.

Under a Senior and Subordinated Global Bank Note Program, COBNA has issued debt securities to both U.S. and non-U.S. lenders and raised funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $810 million and $820 million outstanding at December 31, 2011 and 2010, respectively.

See “Note 11—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both December 31, 2011 and 2010. There were no junior subordinated borrowings that were called or matured during the year ended December 31, 2011.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential home loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $6.9 billion and $1.1 billion as of December 31, 2011 and 2010, respectively.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of December 31, 2011 and 2010. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

	December 31,
(Dollars in millions)	2011	2010
Deposits:
Non-interest bearing deposits	$18,281	$15,048
Interest-bearing deposits	109,945	107,162

Total deposits	$128,226	$122,210

Short-term borrowings:
Federal Funds purchased and securities loaned or sold under agreements to repurchase	$1,464	$1,517
FHLB Advances	5,835	0
Other short-term borrowings	0	7

Total short-term borrowings	$7,299	$1,524

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31,
	2011					2010
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate
Long-term debt:
Securitized debt obligations	2012 - 2026	0.20% - 6.40%	1.67%	$16,527	(1)	26,836	(1)
Senior and subordinated notes:
Fixed unsecured senior debt	2012 - 2021	2.13% - 7.38%	5.22%	6,850		4,883
Floating unsecured senior debt	2014	1.55%	1.55%	250		0

Total unsecured senior debt			5.08%	7,100		4,883
Fixed unsecured subordinated debt	2012 - 2019	5.35% - 8.80%	7.30%	3,934		3,767

Total senior and subordinated notes				11,034		8,650
Other long-term borrowings:
Fixed junior subordinated debt	2027 - 2066	3.63% - 10.25%	8.57%	3,642		3,642
FHLB advances	2012 - 2023	0.60% - 6.88%	1.13%	1,059		1,144

Total other long-term borrowings				4,701		4,786
Total long-term debt				$32,262		$40,272

Total short-term borrowings and long-term debt				$39,561		$41,796

(1)

Includes fair value hedges related to securitized debt of ($27) million and $79 million as of December 31, 2011 and 2010, respectively. In 2010, the fair value hedge was included on the consolidated balance sheet in other borrowings.

Interest-bearing time deposits, senior and subordinated notes and other borrowings as of December 31, 2011, mature as follows:

(Dollars in millions)	Interest- Bearing Time Deposits(1)	Senior and Subordinated Notes	Other Borrowings	Total
2012	$6,505	$640	$12,480	$19,625
2013	5,691	811	2,666	9,168
2014	1,317	2,438	3,815	7,570
2015	1,867	411	523	2,801
2016	266	1,943	1,346	3,555
Thereafter	411	4,791	7,697	12,899

Total	$16,057	$11,034	$28,527	$55,618

(1)	Includes only those interest bearing deposits which have a contractual maturity date.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the years ended December 31, 2011 and 2010 and 2009:

	Year Ended December 31,
(Dollars in millions)	2011		2010		2009
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$4		$4		$7
FHLB advances	2		0		0

Total short-term borrowings	6		4		7

Long-term debt:
Securitized debt obligations	422	(1)	804	(1)	282
Senior and subordinated notes:
Unsecured senior debt	181		154		160
Unsecured subordinated debt	119		122		100

Total senior and subordinated notes	300		276		260

Other long-term borrowings:
Junior subordinated debt	310		322		179
FHLB advances	12		20		145
Other	9		5		1

Total long-term debt	1,053		1,427		867

Total short-term borrowings and long-term debt	$1,059		$1,431		$874

(1)

Includes interest income for fair value hedges related to securitized debt of $25 million and $5 million for 2011 and 2010, respectively. In 2010, the interest income was included on the consolidated income statement in interest expense as a component of other borrowings.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging. The outstanding notional amount of our derivative contracts totaled $73.2 billion as of December 31, 2011, compared with $50.7 billion as of December 31, 2010. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.9 billion and $987 million, respectively, as of December 31, 2011, compared with $1.3 billion and $636 million, respectively, as of December 31, 2010.

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

•

Net Investment Hedges: We use net investment hedges, primarily forward foreign exchange contracts, to manage the exposure related to our net investments in consolidated foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI. During the third quarter of 2011, we discontinued hedge accounting on our only net investment hedge. Therefore, we did not have any net investment hedges outstanding as of December 31, 2011.

•

Free-Standing Derivatives: We use free-standing derivatives, or economic hedges, to hedge the risk of changes in the fair value of residential MSRs, mortgage loan origination and purchase commitments and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

other interests held. We also categorize our customer-accommodation derivatives and the related offsetting contracts as free-standing derivatives. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of December 31, 2011 and 2010. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	December 31,
	2011			2010
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$14,425	$1,019	$1	$17,001	$747	$77
Cash flow interest rate contracts	6,325	71	130	8,585	14	151

Total interest rate contracts	20,750	1,090	131	25,586	761	228

Foreign exchange contracts:
Cash flow foreign exchange contracts	4,577	93	16	2,266	5	26
Net investment foreign exchange contracts	0	0	0	52	0	1

Total foreign exchange contracts	4,577	93	16	2,318	5	27

Total derivatives designated as accounting hedges	25,327	1,183	147	27,904	766	255

Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	383	18	12	625	3	18
Customer accommodation(2)	16,147	453	395	12,255	282	244
Other interest rate exposures	29,027	85	362	7,579	46	35

Total interest rate contracts	45,557	556	769	20,459	331	297

Foreign exchange contracts	1,348	193	65	1,384	214	67
Other contracts	932	4	6	980	8	17

Total derivatives not designated as accounting hedges	47,837	753	840	22,823	553	381

Total derivatives	$73,164	$1,936	$987	$50,727	$1,319	$636

(1)

Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

valuation adjustments. We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $23 million and $20 million as of December 31, 2011 and 2010, respectively. See “Derivative Counterparty Credit Risk” below for additional information.
(2)	Customer accommodation derivatives include those entered into with our commercial banking customers and those entered into with other counterparties to offset the market risk.

In June 2011, we entered into a purchase and sale agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., and ING Direct Bancorp (collectively, the “ING Sellers”) under which we would acquire substantially all of the ING Sellers’ ING Direct business in the United States (“ING Direct”). We took several actions during the year to manage the anticipated impact of the ING Direct acquisition on our market risk exposure and regulatory capital requirements. From the date we entered into the agreement to acquire ING Direct to early August 2011, interest rates declined substantially, which resulted in an increase in the estimated fair value of the ING Direct net assets and liabilities. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, in early August 2011, we entered into various interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. We subsequently rebalanced the hedge in October 2011 adding an additional $1 billion in notional principal for a total combined notional principal amount of approximately $24.8 billion. These combined swap transactions were intended to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in early 2012. Although the interest-rate swaps represented economic hedges, they were not designated for hedge accounting under U.S. GAAP. Therefore, we recorded changes in the fair value of these interest-swaps in earnings. In 2011, we recorded a mark-to-market loss of $277 million related to these interest-rate swaps, which was attributable to the decline in interest rates. In conjunction with the acquisition of ING Direct on February 17, 2012, we terminated the $24.8 billion in interest-rate swaps related to the acquisition. We continued to record changes in the fair value of these interest-rate swaps in earnings until the swaps were terminated in February 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for 2011, 2010 and 2009:

	Year Ended December 31,
(Dollars in millions)	2011		2010	2009
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives(1)	$348		$338	$(266)
Gain (loss) recognized in earnings on hedged items(1)	(333)		(288)	313

Net fair value hedge ineffectiveness gain	15		50	47

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	4		(21)	(27)
Customer accommodation(1)	23		25	2
Other interest rate exposures(1)	(275	)(2)	5	15

Total	(248)		9	(10)

Foreign exchange contracts(1)	30		4	0
Other contracts(1)	21		38	(9)

Total gain (loss) on derivatives not designated as accounting hedges	(197)		51	(19)

Net derivatives gain (loss) recognized in earnings	$(182)		$101	$28

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)	Includes $277 million in mark-to-market losses recorded during 2011 on interest-rate swap transactions related to the ING Direct acquisition discussed above.

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for 2011, 2010 and 2009:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$32	$(42)	$(50)
Foreign exchange contracts	(20)	(1)	4

Subtotal	12	(43)	(46)

Net investment hedges:
Foreign exchange contracts	(2)	(1)	(7)

Net derivatives gain recognized in AOCI	$10	$(44)	$(53)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$3	$(51)	(136)
Foreign exchange contracts(3)	(21)	0	(4)

Subtotal	(18)	(51)	(140)

Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	1	(1)
Foreign exchange contracts (3)	0	0	0

Subtotal	0	1	(1)

Net derivatives loss recognized in earnings	$(18)	$(50)	$(141)

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $555 million recorded in AOCI as of December 31, 2011, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was six years as of December 31, 2011. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $23 million and $27 million as of December 31, 2011 and 2010, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $12 million and $18 million as of December 31, 2011 and 2010, respectively. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $141 million and $66 million as of December 31, 2011 and 2010, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $353 million and $229 million as of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

December 31, 2011 and 2010, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $39 million as of December 31, 2011 and 2010.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $894 million and $668 million as of December 31, 2011 and 2010, respectively. We posted cash collateral in accounts maintained by derivatives counterparties totaling $353 million and $229 million as of December 31, 2011 and 2010, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $25 million and $22 million as of December 31, 2011 and 2010, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $2 million as of December 31, 2011 and 2010.

NOTE 12—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (AOCI)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $142 million, $143 million and $67 million as of December 31, 2011, 2010 and 2009, respectively:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Net unrealized gains (losses) on securities(1)	$294	$333	$199
Net unrecognized elements of defined benefit plans	(43)	(29)	(29)
Foreign currency translation adjustments	(49)	(36)	(26)
Unrealized losses on cash flow hedging instruments	(26)	(52)	(60)
Other-than-temporary impairment not recognized in earnings on securities	10	49	0
Initial application of measurement date provisions for postretirement benefits other than pensions	(1)	(1)	(1)
Initial application from adoption of consolidation standards	(16)	(16)	0

Total accumulated other comprehensive income (loss)	$169	$248	$83

(1)

Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $170 million (net of income tax of $109 million), $105 million (net of income tax of $68 million) and $181 million (net of income tax of $117 million) were reported in other comprehensive income as of December 31, 2011, 2010 and 2009, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

NOTE 13—REGULATORY AND CAPITAL ADEQUACY

Regulation and Capital Adequacy

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the OCC, respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of their assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating) in order to be considered adequately capitalized.

National banks are also subject to prompt corrective action capital regulations. Under prompt corrective action capital regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and not be subject to any supervisory agreement, order, or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets the above minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies. We are also subject to minimum cash reserve requirements by the Federal Reserve totaling approximately $1.2 billion as of December 31, 2011.

The table below provides a comparison of our capital ratios as of December 31, 2011 and 2010. As of December 31, 2011, we exceeded minimum capital requirements and would meet the “well-capitalized” ratio levels specified under prompt corrective action for total risk-based capital and Tier 1 risk-based capital under Federal Reserve capital standards for bank holding companies. As of December 31, 2011, the Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well-capitalized” under prompt corrective action requirements.

	December 31,
	2011(1)			2010(1)
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:(2)
Tier 1 common equity(3)	9.7%	N/A	N/A	8.8%	N/A	N/A
Tier 1 risk-based capital(4)	12.0	4.0%	6.0%	11.6	4.0%	6.0%
Total risk-based capital(5)	14.9	8.0	10.0	16.8	8.0	10.0
Tier 1 leverage(6)	10.1	4.0	N/A	8.1	4.0	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	11.2%	4.0%	6.0%	13.5%	4.0%	6.0%
Total risk-based capital	15.0	8.0	10.0	23.6	8.0	10.0
Tier 1 leverage	10.2	4.0	5.0	8.3	4.0	5.0
Capital One, N.A.
Tier 1 risk-based capital	11.0%	4.0%	6.0%	11.1%	4.0%	6.0%
Total risk-based capital	12.2	8.0	10.0	12.4	8.0	10.0
Tier 1 leverage	8.7	4.0	5.0	8.1	4.0	5.0

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common equity ratio is a non-GAAP measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.
(6)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA based on the Earnings Limitation Test were $2.6 billion and $1.3 billion, respectively, as of December 31, 2011. Although funds are available for dividend payments from the Banks, we would execute a dividend from the Banks in consultation with the OCC. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

The January 1, 2010 adoption of the new consolidation accounting standards resulted in our consolidating a substantial portion of our securitization trusts and establishing an allowance for loan and lease losses for the assets underlying these trusts, which reduced retained earnings and our Tier 1 risk-based capital ratio. In January 2010, banking regulators issued regulatory capital rules related to the impact of the new consolidation accounting standards, including a two-quarter implementation delay followed by a two-quarter partial implementation of the effect on regulatory capital ratios.

We elected the phase-in option, which required us to phase-in 50% of consolidated assets beginning with the third quarter of 2010 for purposes of determining risk-weighted assets. The phase-in provisions expired after December 31, 2010 and we completed the final phase-in during the first quarter of 2011, which resulted in the addition of approximately $15.5 billion of assets to the denominator used in calculating our regulatory ratios.

NOTE 14—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and Shares in millions, except per share data)	2011	2010	2009
Basic earnings per share
Income from continuing operations, net of tax	$3,253	$3,050	$987
Loss from discontinued operations, net of tax	(106)	(307)	(103)

Net income applicable to common equity	3,147	2,743	884
Preferred stock dividends, accretion of discount and other(1)	(26)	0	(564)

Net income available to common stockholders	$3,121	$2,743	$320

Total weighted-average basic shares outstanding	456	452	428

Net income per share	$6.85	$6.07	$0.75

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars and Shares in millions, except per share data)	2011	2010	2009
Diluted earnings per share(2)
Net income available to common stockholders	$3,121	$2,743	$320

Total weighted-average basic shares outstanding	456	452	428
Stock options, warrants, contingently issuable shares, and other	3	4	3

Total weighted-average diluted shares outstanding	459	456	431

Net income per share	$6.80	$6.01	$0.74

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 29.9 million, 26.8 million and 34.8 million of awards, options or warrants, during 2011, 2010 and 2009, respectively, because their inclusion would be antidilutive.

On February 16, 2012, we settled forward sale agreements that we entered into with certain counterparties acting as forward purchasers in connection with a public offering of shares of our common stock on July 19, 2011. Pursuant to the forward sale agreements, we issued 40 million shares of our common stock at settlement.

NOTE 15—OTHER NON-INTEREST EXPENSE

The following table represents the components of other non-interest expense for 2011, 2010 and 2009:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Professional services	$1,201	$916	$796
Collections	549	596	599
Fraud losses	122	80	86
Bankcard association assessments	253	221	215
Amortization of intangibles	222	220	235
Other	915	650	610

Total	$3,262	$2,683	$2,541

NOTE 16—STOCK-BASED COMPENSATION PLANS

Stock Plans

We have one active stock-based employee compensation plan. Under the plan, we reserve common shares for issuance in various forms including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance share units.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table provides the number of reserved common shares and the number of common shares available for future issuance for our active stock-based compensation plan as of December 31, 2011, 2010 and 2009. The ability to issue grants from the 1999 Non-Employee Directors Stock Incentive Plan was terminated in 2009.

	Shares Reserved		Available For Issuance
(In thousands)			December 31
Plan Name			2011	2010	2009
2004 Stock Incentive Plan (“2004 Plan”)	40,000	(1)	13,286	16,225	17,789

(1)	On April 20, 2009 the Board authorized an increase in total shares reserved of 20 million shares to 40 million shares.

We issue new shares of common or treasury stock upon the settlement of employee stock-based incentive options and awards.

We recognize compensation expense on a straight-line basis over the entire award’s vesting period for any awards with graded vesting attributes. Total compensation expense recognized for stock-based compensation during the years 2011, 2010 and 2009 was $189 million, $149 million and $146 million, respectively. The total income tax benefit recognized in the consolidated statement of income for stock-based compensation arrangements during the years 2011, 2010 and 2009 was $66 million, $52 million and $51 million, respectively.

Stock Options

Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. The maximum contractual term for options is ten years and option vesting is determined at the time of grant. The vesting for most options is 33 1/3 percent per year beginning with the first anniversary of the grant date.

A summary of stock option activity under the plans as of December 31, 2011, and changes during the year are presented below:

	Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2011	20,574	$53.18
Granted	1,430	48.41
Exercised	(1,187)	32.37
Forfeited and expired	(4,874)	51.15

Outstanding as of December 31, 2011	15,943	$54.92	5.2 years	$66

Exercisable as of December 31, 2011	12,248	$61.65	4.3 years	$22

As of December 31, 2011, the number of shares, weighted average exercise price, aggregate intrinsic value and weighted average remaining contractual terms of stock options vested and expected to vest approximate amounts for stock options outstanding. The weighted-average per share fair value of options granted during the years 2011, 2010 and 2009 was $13.17, $11.78 and $4.56, respectively. Cash proceeds from the exercise of stock options were $38 million, $13 million, and $9 million for 2011, 2010 and 2009, respectively. Tax benefits realized from the exercise of stock options were $8 million, $4 million and $1 million for 2011, 2010 and 2009, respectively. The total intrinsic value of stock options exercised during the years 2011, 2010 and 2009 was $23 million, $11 million, and $4 million, respectively. We expect to recognize the unrecognized compensation cost for stock options of $6 million as of December 31, 2011 over the next three years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Stock option expense is based on the fair value per stock option, estimated at the grant date using implied volatility with a Black-Scholes option-pricing model. The fair value of stock options granted during 2011, 2010 and 2009 was estimated using the weighted average assumptions summarized below:

	Year Ended December 31,
Assumptions	2011	2010	2009
Dividend yield(1)	2.34%	1.49%	4.79%
Volatility factors of stock’s expected market price	36	38	43
Risk-free interest rate	2.04	2.49	1.79
Expected option lives (in years)	5.0	5.0	5.0

(1)	In 2011, 2010 and 2009, we paid dividends at the annual rate of $0.20, $0.20 and $0.53 per common share, respectively.

Restricted Stock Awards and Units

Generally, the value of restricted stock awards will equal the fair market value of our common stock on the date of grant. For restricted stock granted before 2010, the vesting was primarily 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date. For restricted stock granted in 2010 and 2011, the vesting is primarily 33 1/3 percent per year beginning with the first anniversary of the grant date.

A summary of 2011 activity for restricted stock awards and units is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2011	4,646	$29.20
Granted	1,686	47.36
Vested	(1,928)	30.99
Forfeited and expired	(188)	31.50

Unvested as of December 31, 2011	4,216	$35.55

The weighted-average grant date fair value of restricted stock granted for 2011, 2010 and 2009 was $47.36, $36.84 and $17.33, respectively. The total fair value of restricted stock vesting was $95 million, $62 million and $41 million in 2011, 2010 and 2009, respectively. We expect to recognize the unrecognized compensation cost for unvested restricted stock awards and units of $59 million as of December 31, 2011 over the next three years.

Performance Share Units

Generally, the value of performance share units will equal the fair market value of our common stock on the date of grant. The performance share unit awards include an opportunity to receive from 0% to 200% of the target number of common shares. The number of performance share units that will ultimately vest is contingent upon meeting specific performance goals over a three year period. The awards generally vest at the end of the three year period.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

A summary of 2011 activity for performance share units is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2011	698	$37.49
Granted (1)	308	52.10
Vested (1)	(457)	55.41
Forfeited and expired	(3)	21.00

Unvested as of December 31, 2011	546	$30.83

(1)	Includes adjustments for achievement of specific performance goals for performance share units granted in prior periods.

The weighted-average grant date fair value of performance share units granted for 2011, 2010 and 2009 was $52.10, $36.55 and $21.00, respectively. The total fair value of performance share units vesting was $22 million in 2011; no performance share units vested in prior years. We expect to recognize the unrecognized compensation cost for unvested performance share units of $3 million as of December 31, 2011 over the next three years.

Cash Equity Units and Cash-Settled Restricted Stock Units

We also issue cash equity units and cash-settled restricted stock units which are recorded as liabilities as the expense is recognized. Cash equity units and cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the average fair market value of our common stock for the 20 trading days preceding the vesting date or the closing price on the vesting date. Cash equity units and cash-settled restricted stock units are settled with cash and therefore are not included in common shares reserved for issuance or available for issuance under the 2004 Plan. For cash equity units and cash-settled restricted stock units granted before 2010, the vesting was primarily 25 percent on the first and second anniversaries of the grant date and 50 percent on the third anniversary date. For cash equity units and cash-settled restricted stock units granted in 2010 and 2011, vesting is primarily 33 1/3 percent per year beginning with the first anniversary of the grant date.

Cash equity units and cash-settled restricted stock units vesting in 2011, 2010 and 2009 resulted in cash payments to associates of $81 million, $48 million, and $10 million, respectively. We expect to recognize the unrecognized compensation cost for unvested cash equity units of $38 million as of December 31, 2011, based on the closing price of our common stock as of that date, over the next 3 years.

Associate Stock Purchase Plan

We maintain an Associate Stock Purchase Plan (the “Purchase Plan”) which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $6 million for the year ended December 31, 2011 and $4 million in compensation expense for each of the years ended December 31, 2010 and 2009 under the Purchase Plan.

Under the Purchase Plan, our associates are eligible to purchase common stock through monthly salary deductions of a maximum of 15% and a minimum of 1% of monthly base pay. To date, the amounts deducted are applied to the purchase of our unissued common or treasury stock at 85% of the current market price. Shares may also be acquired on the market. An aggregate of 8.0 million shares of common stock have been authorized for issuance under the Purchase Plan, of which 1.8 million and 2.6 million shares were available for issuance as of December 31, 2011 and 2010, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Dividend Reinvestment and Stock Purchase Plan

In 2002, we implemented our Dividend Reinvestment and Stock Purchase Plan (“2002 DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. We had 7.4 million shares available for issuance under the 2002 DRP at both December 31, 2011 and 2010.

NOTE 17—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

We sponsor a contributory Associate Savings Plan (the “Plan”) in which substantially all full-time and certain part-time associates are eligible to participate. We make contributions to each eligible associate’s account, match a portion of associate contributions and make discretionary contributions based upon our meeting a certain earnings per share target or other performance metrics. In June 2010, we announced that we were implementing a new company contribution structure and several administrative enhancements to the Plan that were effective July 1, 2010. The new contribution structure provides a company contribution through a combination of basic and matching company contributions. We transitioned to the new contribution structure on July 1, 2010, as such, our discretionary contribution payout for 2010 was prorated for the period January 1, 2010 to June 30, 2010.

We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. We contributed a total of $151 million, $118 million and $79 million to these plans during the years ended December 31, 2011, 2010 and 2009, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, how the funded status is recognized in our consolidated balance sheets, and the components of the net periodic benefit cost recognized in our consolidated statements of income:

	Year Ended December 31,
	2011	2010	2011	2010
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation as of beginning of year	$193	$190	$66	$67
Service cost	1	2	0	1
Interest cost	10	10	3	3
Benefits paid	(19)	(19)	(4)	(4)
Net actuarial loss (gain)	13	10	2	(1)

Benefit obligation as of end of year	$198	$193	$67	$66

Change in plan assets:
Fair value of plan assets as of beginning of year	$221	$213	$8	$7
Actual return on plan assets	11	26	0	1
Employer contributions	1	1	3	4
Benefits paid	(19)	(19)	(4)	(4)

Fair value of plan assets as of end of year	$214	$221	$7	$8

Over (under) funded status as of end of year	$16	$28	$(60)	$(58)

Balance sheet presentation:
Other assets	$28	$39	$0	$0
Other liabilities	(12)	(11)	(60)	(58)

Net amount recognized as of end of year	$16	$28	$(60)	$(58)

Accumulated benefit obligation at end of year	$198	$193	n/a	n/a

Components of net periodic benefit cost:
Service cost	$1	$2	$0	$1
Interest cost	10	10	3	3
Expected return on plan assets	(15)	(15)	(1)	(1)
Amortization of transition obligation, prior service credit, and net actuarial loss (gain)	1	1	(3)	(3)

Net periodic benefit gain	$(3)	$(2)	$(1)	$0

Changes recognized in other comprehensive income, pretax:
Net actuarial (gain) loss	$(17)	$1	$(2)	$1
Reclassification adjustments for amounts recognized in net periodic benefit cost	1	1	(3)	(3)

Total (gain) loss recognized in other comprehensive income	$(16)	$2	$(5)	$(2)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Pre-tax amounts recognized in accumulated other comprehensive income that have not yet been recognized as a component of net periodic benefit cost consist of the following:

	December 31,
	2011	2010	2011	2010
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Transition obligation	$0	$0	$0	$0
Prior service credit	0	0	8	11
Net actuarial gain (loss)	(74)	(58)	0	2

Accumulated other comprehensive income	$(74)	$(58)	$8	$13

Pre-tax amounts recorded in accumulated other comprehensive income as of December 31, 2011 that are expected to be recognized as a component of our net periodic benefit cost in 2012 consist of the following:

(Dollars in millions)	Defined Pension Benefits	Other Postretirement Benefits
Prior service cost	$0	$3
Net actuarial loss	(2)	0

Net gain (loss)	$(2)	$3

The following table sets forth the aggregate benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets. Based on the status of our pension plans, the information presented also represents the aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets.

	December 31,
	2011	2010	2011	2010
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Benefit obligation	$198	$193	$67	$66
Fair value of plan assets	214	221	7	8

The following table presents weighted-average assumptions used in the accounting for the plans:

	December 31,
	2011	2010	2011	2010
	Defined Pension Benefits		Other Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	4.5%	5.2%	4.5%	5.2%
Rate of compensation increase	n/a	n/a	n/a	n/a
Assumptions for periodic benefit cost for the year ended:
Discount rate	5.2%	5.7%	5.2%	5.7%
Expected long-term rate of return on plan assets(1)	7.3%	7.5%	7.3%	7.5%
Rate of compensation increase	n/a	n/a	n/a	n/a
Assumptions for year-end valuations:
Health care cost trend rate assumed for next year	n/a	n/a	8.3%	8.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	4.5%	4.5%
Year the rate reaches the ultimate trend rate	n/a	n/a	2028	2028

(1)	Our expected long-term rate of return on plan assets is defined as 20 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Year ended December 31,
	2011		2010
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$7	$(6)	$6	$(5)
Effect on total service and interest cost components	0	0	0	0

Plan Assets

The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:

	December 31,
	2011	2010
Common collective trusts(1)	56%	74%
Money market fund	0	3
Corporate bonds (S&P rating of A or higher)	6	1
Corporate bonds (S&P rating of lower than A)	10	2
Government securities	21	20
Mortgage backed securities	7	0
Municipal bonds	0	0

Total	100%	100%

(1)	Common collective trusts include domestic and international equity securities.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Fair Values Measurement

For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 19—Fair Value of Financial Instruments.”

Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2011
(Dollars in millions)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$125	$0	$125
Short-term investment fund	0	0	0	0
Corporate bonds (S&P rating of A or higher)	0	12	0	12
Corporate bonds (S&P rating of lower than A)	0	22	0	22
Government securities	0	46	0	46
Mortgage-backed securities	0	15	0	15
Municipal bonds	0	1	0	1

Total	$0	$221	$0	$221

	December 31, 2010
(Dollars in millions)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$169	$0	$169
Short-term investment fund	0	7	0	7
Corporate bonds (S&P rating of A or higher)	0	2	0	2
Corporate bonds (S&P rating of lower than A)	0	4	0	4
Government securities	0	46	0	46
Mortgage-backed securities	0	1	0	1
Municipal bonds	0	0	0	0

Total	$0	$229	$0	$229

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The table below presents a reconciliation for all plan assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010. We did not have any Level 3 plan assets for the year ended December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Level 3 Instruments Only

Year Ended December 31, 2010
(Dollars in millions)	Limited Partnerships
Balance, January 1, 2010	$1
Total realized and unrealized losses:
Included in net income	0
Settlements, net	(1)
Transfers in (out) of Level 3	0

Balance, December 31, 2010	$0

Total unrealized gains (losses) included in net income related to assets still held as of December 31, 2010	$0

Expected future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2012	$14	$4
2013	13	5
2014	13	5
2015	13	5
2016	13	5
2017 - 2021	60	23

In 2012, $1 million in contributions are expected to be made to the pension plans and $2 million in contributions are expected to be made to other postretirement benefits plans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Current income tax provision:
Federal taxes	$721	$(152)	$278
State taxes	89	31	35
International taxes	33	122	22

Total current provision (benefit)	$843	$1	$335

Deferred income tax provision:
Federal taxes	$594	$1,121	$9
State taxes	(88)	87	(6)
International taxes	(15)	71	11

Total deferred provision (benefit)	$491	$1,279	$14

Total income tax provision	$1,334	$1,280	$349

Income tax benefits of $3 million, $2 million and $793 million in 2011, 2010 and 2009, respectively, were allocated directly to reduce goodwill from acquisitions.

Income tax provision (benefit) reported in stockholders’ equity was as follows:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Foreign currency translation gains (losses)	$(1)	$6	$(9)
Net unrealized securities gains (losses)	(15)	48	520
Other-than-temporary impairment on securities	(26)	27	0
Net unrealized gains (losses) related to cash flow hedge instruments	18	5	61
Adoption of new consolidation accounting standards	0	(1,642)	0
Employee stock plans	(19)	10	16
Employee retirement plans	(7)	0	7

Total income tax provision (benefit)	$(50)	$(1,546)	$595

The reconciliation of income tax attributable to continuing operations, computed at the U.S. federal statutory tax rate, to income tax expense was:

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Income tax at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	1.4	1.3	2.4
Resolution of federal income tax issues and audits	(1.1)	(2.5)	(4.6)
Low-income housing, New Markets, and other tax credits	(4.3)	(3.3)	(6.5)
Other foreign tax differences, net	(0.1)	(0.5)	(0.2)
Other, net	(1.8)	(0.4)	0.1

Income taxes	29.1%	29.6%	26.2%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

During 2011, 2010 and 2009, our income tax expense was reduced by $50 million, $110 million and $62 million, respectively, due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service (“IRS”). This reduction represented the release of previous accruals for potential audit and litigation adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
(Dollars in millions)	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$1,480	$1,950
Rewards & sweepstakes programs	612	525
Representation & warranty reserve	355	302
Security & loan valuations	351	383
Deferred compensation & employee benefits	322	281
Net unrealized losses on derivatives	129	90
Unearned income	39	85
Net operating loss and tax credit carryforwards	126	181
Other foreign deferred taxes	15	50
Other assets	279	194

Subtotal	3,708	4,041
Valuation allowance	(89)	(130)

Total deferred tax assets	3,619	3,911

Deferred tax liabilities:
Original issue discount	596	574
Core deposit and other intangibles	291	348
Fixed assets & leases	167	112
Other liabilities	249	162

Total deferred tax liabilities	1,303	1,196

Net deferred tax assets	$2,316	$2,715

We have state net operating loss carryforwards with a tax value of $153 million that expire from 2012 to 2031. We have foreign net operating loss carryforward of $93 million that expires in 2021. We have a foreign tax credit carryforward of $1 million that expires in 2021.

The valuation allowance was decreased by $41 million to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount that we have determined is more likely than not to be realized.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31,
(Dollars in millions)	2011	2010
Original Issue discount:
OID—late fees	$487	$387
OID—all other	1,169	1,192

Gross original issue discount	1,656	1,579

Net deferred tax liability	$596	$574

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

We recognize accrued interest and penalties related to income taxes as a component of income tax expense. During 2011, 2010 and 2009, $(39) million, $(62) million and $(7) million, respectively, of net interest and penalties was included in income tax expense. The accrued balance of interest and penalties related to unrecognized tax benefits is presented in the table below.

A reconciliation of the change in unrecognized tax benefits from January 1, 2010 to December 31, 2011 is as follows:

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance at January 1, 2010	$359	$100	$459
Additions for tax positions related to the current year	0	0	0
Additions for tax positions related to prior years	0	8	8
Reductions for tax positions related to prior years due to IRS and other settlements	(72)	(43)	(115)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	0	0	0
Other reductions for tax positions related to prior years	(2)	0	(2)

Balance at December 31, 2010	$285	$65	$350
Additions for tax positions related to the current year	0	0	0
Additions for tax positions related to prior years	61	26	87
Reductions for tax positions related to prior years due to IRS and other settlements	(133)	(31)	(164)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	0	0	0
Other reductions for tax positions related to prior years	0	0	0

Balance at December 31, 2011	$213	$60	$273

Portion of balance at December 31, 2011 that, if recognized, would impact the effective income tax rate	$123	$40	$163

We are subject to examination by the IRS and other tax authorities in certain countries and states in which we have significant business operations. The tax years subject to examination vary by jurisdiction. The IRS

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

completed its examination of the Company’s federal income tax returns for the years 2007 and 2008 in December 2011. The audit resulted in a net agreed tax liability of $42 million, which the Company paid on January 31, 2012. The Company and the IRS were unable to reach a resolution of one issue for the year 2008, and the Company filed a protest with the IRS Office of Appeals with respect to this issue that is currently pending. As a result of the completion of the audit, the amount of the Company’s unrecognized tax benefits increased by $15 million.

On February 10, 2011, the Company finalized a Closing Agreement with the IRS that resolved certain outstanding issues for the tax years 2000 through 2008 that were unresolved by the April 9, 2010 decision by the U.S. Tax Court in the Company’s federal tax litigation for the tax years 1995-1999. This agreement did not impact the Company’s unrecognized tax benefits. On October 21, 2011, the U.S. Court of Appeals for the Fourth Circuit entered an unfavorable decision on the two issues that the Company had appealed from the Tax Court’s decision. As a result of the decision, the Company reduced the amount of unrecognized tax benefits with respect to these issues by approximately $93 million.

It is reasonably possible that further settlements related to the Company’s unrecognized tax benefits may be made within twelve months of the reporting date. At this time, an estimate of the potential change to the amount of unrecognized tax benefits resulting from such settlements cannot be made.

As of December 31, 2011, U.S. income taxes and foreign withholding taxes have not been provided on approximately $717 million of unremitted earnings of subsidiaries operating outside the U.S., in accordance with the guidance for accounting for income taxes in special areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, we could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2011, U.S. income taxes have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc. and the acquisition of Chevy Chase Bank, F.S.B., are subject to recapture in the unlikely event that CONA, as successor to North Fork Bank and Chevy Chase Bank F.S.B., makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance for derivatives also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We had not made any material fair value option elections as of December 31, 2011 and 2010.

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

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2011 and 2010:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2011
	Fair Value Measurements Using			Assets/ Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$124	$138	$0	$262
Residential mortgage-backed securities	0	26,455	195	26,650
Asset-backed securities	0	10,118	32	10,150
Commercial mortgage-backed securities	0	913	274	1,187
Other	279	219	12	510

Total securities available for sale	403	37,843	513	38,759
Other assets:
Mortgage servicing rights	0	0	93	93
Derivative receivables(1)(2)	5	1,828	103	1,936
Retained interests in securitization and other	0	0	145	145

Total Assets	$408	$39,671	$854	$40,933

Liabilities
Other liabilities:
Derivative payables(1)(2)	$6	$702	$279	$987
Other(3)	0	0	12	12

Total Liabilities	$6	$702	$291	$999

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
	Fair Value Measurements Using			Assets/ Liabilities at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury and other U.S. Agency	$386	$314	$0	$700
Residential mortgage-backed securities	0	29,626	578	30,204
Asset-backed securities	0	9,953	13	9,966
Commercial mortgage-backed securities	0	45	0	45
Other	293	322	7	622

Total securities available for sale	679	40,260	598	41,537
Other assets:
Mortgage servicing rights	0	0	141	141
Derivative receivables(1)(2)	8	1,265	46	1,319
Retained interests in securitizations and other	0	0	152	152

Total Assets	$687	$41,525	$937	$43,149

Liabilities
Other liabilities:
Derivative payables(1) (2)	$18	$575	$43	$636
Other(3)	0	0	18	18

Total Liabilities	$18	$575	$61	$654

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

(2)

Does not reflect $23 million and $20 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2011 and 2010, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

(3)	Includes manufactured housing, swap and other transactions. See “Note 7—Variable Interest Entities and Securitizations” for additional information.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During 2011, we had minimal movements between Levels 1 and 2.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Level 3 Instruments Only

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The tables below present reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3). When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2011
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2011(3)
(Dollars in millions)	Balance, January 1, 2011	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2011
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$578	$0	$(21)	$20	$(14)	$0	$(102)	$76	$(342)	$195	$0
Asset-backed securities	13	0	(4)	34	0	0	0	0	(11)	32	0
Commercial mortgage-backed securities	0	0	10	357	(30)	0	0	76	(139)	274	0
Other	7	0	0	0	0	0	(1)	6	0	12	0
Total securities available-for-sale	598	0	(15)	411	(44)	0	(103)	158	(492)	513	0
Other Assets:
Mortgage servicing rights	141	(44)	0	0	0	9	(13)	0	0	93	(44)
Derivative receivables	46	49	0	0	0	47	(34)	0	(5)	103	49
Retained interest in securitization and other	152	(7)	0	0	0	0	0	0	0	145	(7)
Liabilities:
Other Liabilities
Derivative Payables	(43)	(75)	0	0	0	(182)	17	0	4	(279)	(75)
Other	(18)	6	0	0	0	0	0	0	0	(12)	6

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2010
			Total Gains or (Losses) (Realized/Unrealized)		Purchases, Sales, Issuances, and Settlements, Net				Net Unrealized Gains (Losses) Included in Net Loss Related to Assets and Liabilities Still Held as of December 31, 2010(3)
(Dollars in millions)	Balance, January 1, 2010	Impact of New Accounting Standards	Included in Net Income(1)	Included in Other Comprehensive (Loss) Income		Transfers into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2010
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$1,468	$0	$(3)	$(92)	$(30)	$1,156	$(1,921)	$578	$(3)
Asset-backed securities	13	0	0	(2)	70	50	(118)	13	0
Other	25	0	0	0	0	0	(18)	7	0
Total securities available-for-sale	1,506	0	(3)	(94)	40	1,206	(2,057)	598	(3)
Other Assets:
Mortgage servicing rights	240	(17)	(82)	0	0	0	0	141	(82)
Derivative receivables	440	(401)	5	0	4	0	(2)	46	5
Retained interest in securitization a and other	3,991	(86)	(2)	0	0	(3,751)	0	152	0
Liabilities:
Other Liabilities
Derivative Payables	(33)	0	(11)	0	(1)	2	0	(43)	(11)
Other	(18)	0	0	0	0	0	0	(18)	0

(1)

Gains (losses) related to Level 3 mortgage servicing rights are reported in other non-interest income, which is a component of non-interest income. Gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

(2)

The transfers out of Level 3 for the years ended December 31, 2011 and 2010 was primarily driven by greater consistency amongst multiple pricing sources. The transfers into Level 3 was primarily driven by less consistency amongst vendor pricing on individual securities for non-agency MBS.

(3)

The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for available-for-sale securities, accretion on certain fixed maturity securities, and change in fair value of derivative instruments. The impairments are reported in total other-than-temporary losses as a component of non-interest income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using a discounted cash flow model or fair value of the underlying collateral, less the estimated cost to sell. Held for sale loans that are valued using a discounted cash flow are classified as level 2. Loans that are valued using fair value less the estimated cost to sell have significant unobservable inputs and are classified as Level 3 under the fair value hierarchy. Fair value adjustments for loans held for sale are recorded in other non-interest expense in our consolidated statement of income.

Loans Held For Investment, Net

Loans held for investment are carried at the fair value of the underlying collateral, less the estimated cost to sell. Due to the use of unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for loans held for investment are recorded in provision for loan and lease losses in the consolidated statement of income.

Foreclosed assets

Foreclosed assets are carried at the lower of its carrying amount or fair value less costs to sell. Due to the use of unobservable inputs, foreclosed assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed assets are recorded in other non-interest expense in the consolidated statement of income.

Other Assets

Nonrecurring other assets measured at fair value consist of long-lived assets held for sale. These assets are recorded in other assets in our consolidated balance sheets. These assets are carried at the lower of their carrying amount or fair value less costs to sell. Due to the use of unobservable inputs, long-lived assets held for sale are classified as Level 3 under the fair value hierarchy. Fair value adjustments for other assets are recorded in other non-interest expense in the consolidated statement of income.

For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet, the following table provides the fair value measures by level of valuation assumptions used and the gains or losses recognized for these assets as a result of fair value measurements.

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value	Total Gains/(Losses)(2)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$201	$0	$201	$0
Loans held for investment	0	0	113	113	(66)
Foreclosed assets(1)	0	0	169	169	(21)
Other	0	0	21	21	(19)

Total	$0	$201	$303	$504	$(106)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value	Total Gains/(Losses)(2)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$206	$0	$206	$(9)
Loans held for investment	0	126	159	285	(151)
Foreclosed assets(1)	0	0	249	249	(42)
Other	0	0	18	18	(8)

Total	$0	$332	$426	$758	$(210)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Represents the gains/losses recognized for the periods presented.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value as of December 31, 2011 and 2010:

	December 31,
	2011		2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,838	$5,838	$5,249	$5,249
Restricted cash for securitization investors	791	791	1,602	1,602
Securities available for sale	38,759	38,759	41,537	41,537
Loans held for sale	201	201	228	228
Net loans held for investment	131,642	133,710	120,319	124,117
Interest receivable	1,029	1,029	1,070	1,070
Accounts receivable from securitization	94	94	118	118
Derivatives	1,936	1,936	1,319	1,319
Mortgage servicing rights	93	93	141	141

Financial Liabilities
Non-interest bearing deposits	$18,281	$18,281	$15,048	$15,048
Interest-bearing deposits	109,945	110,002	107,162	107,587
Senior and subordinated notes	11,034	10,870	8,650	9,236
Securitized debt obligations	16,527	16,632	26,915	26,943
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,464	1,464	1,517	1,517
Other borrowings	10,536	10,607	4,714	4,901
Interest payable	466	466	488	488
Derivatives	987	987	636	636

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2011 and 2010. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

As of December 31, 2011, we saw further improvements in the market value of our portfolio holdings driven by lower interest rates and reduced risk premiums as compared to 2010. The decrease in the amount of Level 3 securities reflected continued run-off or liquidation of the securities and improvement in pricing consistency.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of December 31, 2011 and 2010 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at December 31, 2011 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our credit card, auto and commercial loan portfolios.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The increase in fair value of other borrowings above carrying values at December 31, 2011 was primarily due to interest rate spreads across the industry.

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding and included in other liabilities as of December 31, 2011 and 2010 that have been issued since January 1, 2003 was $4 million and $3 million, respectively. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At December 31, 2011 and 2010, there was no material unrealized appreciation or depreciation on these financial instruments.

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

•

Credit Card: Consists of our domestic consumer and small business credit card lending, national small business lending, national closed end installment lending and the international credit card lending businesses in Canada and the United Kingdom.

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and consumer home loan lending and servicing activities.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

Segment Results and Reconciliation

The following tables provide a summary of our business segment results for the years ended December 31, 2011, 2010 and 2009 and selected balance sheet data as of December 31, 2011 and 2010. Total consolidated assets are not allocated among our business segments in the information that is reviewed by our chief operating decision maker. The total of our business segment results and “Other” category, or “Total Managed,” differs from our total consolidated reported results. The impact of these differences is reflected in the “Reconciliation” category. The securitization adjustments remove the impact of presenting off-balance sheet securitized loans in our business segment results in the same manner as on-balance sheet loans to reconcile to our total consolidated reported results.

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	Year Ended December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Reconciliation(1)	Total Reported
Net interest income (expense)	$7,822	$4,236	$1,377	$(694)	$12,741	$0	$12,741
Non-interest income (expense)	2,609	720	270	(61)	3,538	0	3,538

Total revenue	10,431	4,956	1,647	(755)	16,279	0	16,279
Provision for loan and lease losses	1,870	452	31	7	2,360	0	2,360
Non-interest expense:
Core deposit intangible amortization	0	132	40	0	172	0	172
Other non-interest expense	5,035	3,112	749	264	9,160	0	9,160

Total non-interest expense	5,035	3,244	789	264	9,332	0	9,332

Income (loss) from continuing operations before income taxes	3,526	1,260	827	(1,026)	4,587	0	4,587
Income tax provision (benefit)	1,249	451	295	(661)	1,334	0	1,334

Income (loss) from continuing operations, net of tax	$2,277	$809	$532	$(365)	$3,253	$0	$3,253

	Year Ended December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Reconciliation(1)	Total Reported
Net interest income (expense)	$7,894	$3,727	$1,292	$(452)	$12,461	$(4)	$12,457
Non-interest income (expense)	2,720	870	181	(55)	3,716	(2)	3,714

Total revenue	10,614	4,597	1,473	(507)	16,177	(6)	16,171
Provision for loan and lease losses	3,188	241	429	55	3,913	(6)	3,907
Non-interest expense:
Core deposit intangible amortization	0	144	55	0	199	0	199
Other non-interest expense	3,951	2,806	741	237	7,735	0	7,735

Total non-interest expense	3,951	2,950	796	237	7,934	0	7,934

Income (loss) from continuing operations before income taxes	3,475	1,406	248	(799)	4,330	0	4,330
Income tax provision (benefit)	1,201	501	88	(510)	1,280	0	1,280

Income (loss) from continuing operations, net of tax	$2,274	$905	$160	$(289)	$3,050	$0	$3,050

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	Year Ended December 31, 2009
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Managed	Reconciliation(1)	Total Reported
Net interest income	$7,542	$3,231	$1,144	$172	$12,089	$(4,392)	$7,697
Non-interest income	3,747	755	172	73	4,747	539	5,286

Total revenue	11,289	3,986	1,316	245	16,836	(3,853)	12,983
Provision for loan and lease losses	6,051	876	983	173	8,083	(3,853)	4,230
Non-interest expense:
Restructuring expense	0	0	0	119	119	0	119
Core deposit intangible amortization	0	169	43	0	212	0	212
Other non-interest expense	3,738	2,565	618	165	7,086	0	7,086

Total non-interest expense	3,738	2,734	661	284	7,417	0	7,417

Income (loss) from continuing operations before income taxes	1,500	376	(328)	(212)	1,336	0	1,336
Income tax provision (benefit)	522	132	(115)	(190)	349	0	349

Income (loss) from continuing operations, net of tax	$978	$244	$(213)	$(22)	$987	$0	$987

(1)

Reflects the impact of adjustments to reconcile our total business segment results, which are presented on a managed basis, to our reported U.S. GAAP results. These adjustments primarily consist of: (i) the reclassification of finance charges, past due fees, other interest income and interest expense amounts included in non-interest income for management reporting purposes to net interest income for U.S. GAAP reporting purposes and (ii) the reclassification of net charge-offs included in non-interest income for management reporting purposes to the provision for loan and lease losses for U.S. GAAP reporting purposes.

Business Segment Loans and Deposits

The total loan and deposit amounts attributable to each of our reportable business segments as of December 31, 2011 and 2010 are presented in the following tables:

	December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$65,075	$36,315	$34,001	$501	$135,892
Total deposits	0	88,540	26,532	13,154	128,226

	December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$61,371	$34,383	$29,742	$451	$125,947
Total deposits	0	82,959	22,630	16,621	122,210

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

We had contractual amounts of standby letters of credit and commercial letters of credit of $1.9 billion at December 31, 2011. As of December 31, 2011, financial guarantees had expiration dates ranging from 2012 to 2021. The fair value of the guarantees outstanding which we included in our consolidated balance sheets in other liabilities was $4 million as of December 31, 2011.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions totaled $330 million as of December 31, 2011. The actual payment amount related to $30 million of this balance will be determined as of September 30, 2012. The actual payment amount related to the remaining $300 million of this balance will be determined as of December 31, 2013. We recognized an expense related to contingent payment arrangements of $30 million in the second quarter of 2011, $60 million in the third quarter of 2011, and a reduction to expense of $(2) million in the fourth quarter of 2011. As such, we recognized a cumulative expense of $88 million in 2011 related to contingent payment arrangements. We had a liability for contingent payments related to these arrangements of $88 million as of December 31, 2011. We did not record a liability related to these arrangements as of December 31, 2010 based on our expectation of credit losses on the portfolios.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of December 31, 2011 and 2010:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	December 31,		Original Unpaid Principal Balance
(Dollars in billions)	2011	2010	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	6	7	19	0	2	8	9
Uninsured Securitizations and Other	30	33	81	3	15	30	33

Total	$41	$45	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $19 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately $13 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $6 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $81 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $50 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $22 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. Various known and unknown investors purchased the remaining $9 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $41 billion in unpaid principal balance remains outstanding as of December 31, 2011, approximately $15 billion in losses have been realized and approximately $11 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $9 billion original principal balance of mortgage loans for which we do not have complete information about the current holders or the underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.1 billion original principal balance of mortgage loans as of December 31, 2011, compared with $1.6 billion as of December 31, 2010. As of December 31, 2011, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $943 million reserve relates to the $24 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2009	$61	$366	$588	$1,015
Gross new demands received	204	645	104	953
Loans repurchased/made whole(2)	(52)	(179)	(5)	(236)
Demands rescinded(2)	(87)	0	(22)	(109)

Open claims as of December 31, 2010	$126	$832	$665	$1,623

Gross new demands received	196	359	131	686
Loans repurchased/made whole	(67)	(14)	(16)	(97)
Demands rescinded	(85)	(6)	(30)	(121)
Reclassifications(3)	6	72	(78)	0

Open claims as of December 31, 2011	$176	$1,243	$672	$2,091

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
(3)

Represents adjustments to correct the counterparty category as of December 31, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to GSEs and Insured Securitizations and a decrease in open claims attributable to Uninsured Securitizations and Other.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

For the $13 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider current and future losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Litigation and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

For the $6 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $81 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical activity and repurchase rates to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively irregular nature of repurchase activity within these categories. Some Uninsured Securitization investors from this category who have not made repurchase requests or filed representation and warranty lawsuits are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserves for all three subsidiaries were $943 million as of December 31, 2011, as compared with $816 million as of December 31, 2010. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $212 million for the year ended December 31, 2011, primarily driven by increased repurchase activity from Uninsured Securitizations and other whole loan investors. During 2011, we had settlements of repurchase requests totaling $85 million that were charged against the reserve. The table below summarizes changes in our representation and warranty reserves for the years ended December 31, 2011 and 2010.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table summarizes changes in our representation and warranty reserve for the full years of 2011 and 2010:

Changes in Representation and Warranty Reserves

	Year Ended December 31,
(Dollars in millions)	2011	2010
Representation and warranty repurchase reserve, beginning of period(1)	$816	$238
Provision for repurchase losses(2)	212	636
Net realized losses	(85)	(58)

Representation and warranty repurchase reserve, end of period(1)	$943	$816

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $43 million and $204 million, for the years ended December 31, 2011 and 2010, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $169 million and $432 million, for the years ended December 31, 2011 and 2010, respectively.

As indicated in the table below, most of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $13 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

	Reserve Liability
	December 31,		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	2011	2010
GSEs and Active Insured Securitizations	$778	$796	$24
Inactive Insured Securitizations and Others	165	20	87

Total	$943	$816	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation, DBSP Litigation and the FHLB of Boston Litigation, could be as high as $1.5 billion, the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

same level as we provided as of September 30, 2011 and an increase of $400 million from the estimate we provided as of December 31, 2010. This increase is attributable to increased activity from uninsured investors, increased governmental and regulatory scrutiny of mortgage practices and continued difficulty in the housing market and overall economy. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimated upper-end of the amount of reasonably possible losses. There is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters where an estimate is possible, excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, and the FHLB of Boston Litigation because reasonably possible losses with respect to those litigations are included within the range of reasonably possible representation and warranty liabilities discussed above, management currently estimates the aggregate high end of the range of possible loss is $50 million to $175 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Fact and expert discovery have closed. The parties have briefed and presented oral argument on motions to dismiss, class certification and motions for summary judgment and are awaiting decisions from the court.

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2011 and 2010 was zero. In January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

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

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including us. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. On January 4, 2012, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

En Banc. In January 2011, COBNA filed a writ of certiorari with the United States Supreme Court, seeking leave to appeal the Ninth Circuit’s ruling. On April 4, 2011, the United States Supreme Court denied Capital One’s writ of certiorari, and as a result, the Ninth Circuit remanded the case back to the District Court to begin discovery.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter involves similar issues as Rubio. This multi-district litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA—Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the TILA, the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. On August 8, 2011, Capital One filed a motion for summary judgment, which remains pending with the court.

West Virginia Attorney General Litigation

In January 2010, the West Virginia Attorney General filed suit against COBNA and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. COBNA removed the case to the U.S. District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint. In July 2010, the U.S. District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot. In August 2010, we filed a motion to dismiss and a motion to stay discovery pending resolution of the motion to dismiss. In April 2011, the Court denied our motion to dismiss and scheduled a bench trial to begin on December 6, 2011. On July 20, 2011, COBNA removed the case again to the U.S. District Court for the Southern District of West Virginia. The plaintiff filed a motion to remand the matter to state court. On August 12, 2011, the district court issued an order remanding the matter back to Mason County Circuit Court. In January, 2012, the West Virginia Attorney General dismissed all claims with prejudice for post-2005 conduct as part of a settlement agreement in which COBNA agreed to pay a non-material amount of money related to certain pre-2006 conduct.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to certain specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG. GreenPoint filed a motion to dismiss the amended complaint. In January 2011, the Court instructed plaintiffs to seek leave of court to file an amended complaint supported by an evidentiary showing of merit. Plaintiffs filed their motion for leave in June 2011, GreenPoint opposed the motion, and the court heard arguments on the motion in January 2012. As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable. In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio. With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $849 million of losses have been realized and approximately $297 million in mortgage loans are still outstanding, of which approximately $37 million are more than 90 days delinquent, including foreclosures and REO.

In September 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has not established a reserve with respect to any portfolio-wide repurchase claim, but in the event GreenPoint is obligated to indemnify DBSP for the repurchase of all 6,200 mortgage loans, GreenPoint would incur the current and future economic losses inherent in the securitization. With respect to these loans, we believe approximately $148 million of losses have been realized and approximately $47 million in mortgage loans are still outstanding, of which approximately $3 million are more than 90 days delinquent, including foreclosures and REO.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

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

NOTE 22—SIGNIFICANT CONCENTRATION OF CREDIT RISK

We are active in originating loans in the United States and internationally. International loans are originated in Canada and the United Kingdom. We review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. Loans are made on an unsecured and secured basis. Certain commercial, small business, home loans and auto loans require collateral in various forms including cash deposits, auto and real estate, as appropriate. We have higher concentrations of loans where the Commercial and Consumer Banking segments operate, the South and Northeast regions of the U.S. In particular, our commercial portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

The following table presents the geographic distribution of our loan portfolio:

	December 31,
	2011		2010
(Dollars in millions)	Loans	Percentage of Total	Loans	Percentage of Total
Geographic Region:
International
U.K.	$3,828	2.8%	$4,102	3.3%
Canada	4,638	3.4	3,420	2.7

Total International	8,466	6.2	7,522	6.0

Domestic(1)
South	51,113	37.7	45,811	36.3
West	20,277	14.9	19,690	15.6
Midwest	18,408	13.5	16,562	13.2
Northeast	37,628	27.7	36,362	28.9

Total Domestic	127,426	93.8	118,425	94.0

Total	$135,892	100.0%	$125,947	100.0%

(1)

South consists of AL, AR, DC, DE, FL, GA, KY, LA, MD, MS, NC, OK, SC, TN, TX, VA and WV. West consists of AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA and WY. Midwest consists of IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD and WI. Northeast consists of CT, ME, MA, NH, NJ, NY, PA, RI and VT.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

NOTE 23—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the Securities and Exchange Commission which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31,
(Dollars in millions)	2011	2010
Balance Sheets
Assets:
Cash and cash equivalents	$9,351	$5,482
Investment in subsidiaries	33,113	31,368
Loans to subsidiaries	337	336
Securities available for sale	56	7
Other	1,317	1,144

Total assets	44,174	38,337

Liabilities:
Senior and subordinated notes	8,467	6,223
Other borrowings	4,481	4,030
Other	1,560	1,543

Total liabilities	14,508	11,796

Stockholders’ Equity:
Common stock	5	5
Paid-in-capital, net	19,274	19,084
Retained earnings	13,462	10,406
Accumulated other comprehensive income	169	248
Less: Treasury stock, at cost	(3,244)	(3,202)

Stockholders’ equity	29,666	26,541

Total liabilities and stockholders’ equity	$44,174	$38,337

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Statements of Income
Interest from temporary investments	$26	$27	$37
Interest expense	515	479	336
Dividends, principally from bank subsidiaries	1,950	1,200	500
Non-interest income	29	35	32
Non-interest expense	361	273	90

Income before income taxes and equity in undistributed earnings of subsidiaries	1,129	510	143
Income tax benefit	(247)	(221)	(109)
Equity in undistributed earnings of subsidiaries	1,877	2,319	735

Income from continuing operations, net of tax	3,253	3,050	987
Loss from discontinued operations, net of tax	(106)	(307)	(103)

Net income	3,147	2,743	884
Preferred stock dividends, accretion of discount and other	(26)	0	(564)

Net income available to common stockholders	$3,121	$2,743	$320

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

	December 31,
(Dollars in millions)	2011	2010	2009
Statements of Cash Flows
Operating Activities:
Net income	$3,147	$2,743	$884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries:
Continuing operations	(1,877)	(2,319)	(735)
Discontinued operations	106	307	103
Amortization expense	(2)	0	0
Stock plan compensation expense	57	3	(6)
Increase in other assets	(65)	(3,261)	(115)
Increase (decrease) in other liabilities	18	543	(399)

Net cash (used in) provided by operating activities	1,384	(1,984)	(268)

Investing Activities:
Decrease (increase) in investment in subsidiaries	(46)	433	(2,250)
Purchase of securities available for sale	(54)	0	0
(Increase ) decrease in loans to subsidiaries	(1)	164	689
Net payment for companies acquired	0	0	31

Net cash provided by (used in) investing activities	(101)	597	(1,530)

Financing Activities:
Increase in borrowings from subsidiaries	450	390	1,988
Issuance of senior notes	0	0	995
Maturities of senior notes	2,992	0	(1,030)
Repurchase of senior notes	(855)	0	0
Dividends paid	(91)	(91)	(319)
Purchases of treasury stock	(42)	(22)	(14)
Net proceeds from issuances of common stock	39	30	1,536
Proceeds from stock-based payment activities	93	96	116
Net proceeds from issuance/redemption of preferred stock and warrants	0	0	(3,555)

Net cash (used in) provided by financing activities	2,586	403	(283)

(Decrease) increase in cash and cash equivalents	3,869	(984)	(2,081)
Cash and cash equivalents at beginning of year	5,482	6,466	8,547

Cash and cash equivalents at end of year	$9,351	$5,482	$6,466

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

NOTE 24—INTERNATIONAL OPERATIONS

Our international activities are primarily performed through Capital One (Europe) plc, a subsidiary of COBNA that provides consumer lending in the UK, and Capital One Bank—Canada Branch, a foreign branch office of COBNA that provides consumer lending products in Canada. The total assets, revenue, income before income taxes and net income of the international operations are summarized below.

	December 31,
(Dollars in millions)	2011	2010	2009
International
Total assets	$9,289	$8,171	$3,806
Revenue(1)	1,346	1,355	701
Income (loss) before income taxes	(89)	526	105
Income tax provision	(38)	150	28

Net income (loss)	$(51)	$376	$77

Domestic
Total assets	$196,730	$189,332	$165,840
Revenue(1)	14,933	14,816	12,282
Income from continuing operations before income taxes	4,676	3,804	1,231
Income tax provision	1,372	1,130	321

Income from continuing operations, net of tax	3,304	2,674	910
Loss from discontinued operations, net of tax	(106)	(307)	(103)

Net income	$3,198	$2,367	$807

Total Operations
Total assets	$206,019	$197,503	$169,646
Revenue(1)	16,279	16,171	12,983
Income from continuing operations before income taxes	4,587	4,330	1,336
Income tax provision	1,334	1,280	349

Income from continuing operations, net of tax	3,253	3,050	987
Loss from discontinued operations, net of tax	(106)	(307)	(103)

Net income	3,147	2,743	884
Preferred stock dividends, accretion of discount and other	(26)	0	(564)

Net income available to common stockholders	$3,121	$2,743	$320

(1)	Revenue is net interest income plus non-interest income.

We maintain our books and records on a legal entity basis for the preparation of financial statements in conformity with U.S. GAAP. Because certain international operations are integrated with many of our domestic operations, estimates and assumptions have been made to assign certain expense items between domestic and foreign operations.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

NOTE 25—RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may have loans issued to our executive officers, directors, and principal stockholders, also known as Regulation O Insiders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

NOTE 26—SUBSEQUENT EVENTS

ING Direct

On June 16, 2011, we entered into a purchase and sale agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., ING Direct Bancorp (collectively, the “ING Sellers”), under which we would acquire substantially all of the ING Sellers ING Direct business in the United States (“ING Direct”). On February 17, 2012, we closed the acquisition of ING Direct, which included (i) the acquisition of all the equity interests of ING Bank, fsb, (ii) the acquisition of all the equity interests of each of WS Realty, LLC and ING Direct Community Development LLC and (iii) the acquisition of certain other assets and the assumption of certain other liabilities of ING Direct Bancorp. Headquartered in Wilmington, Delaware, ING Direct is the largest direct bank in the United States. With the closing of the transaction, we add over seven million customers and $83.0 billion in deposits to become the sixth largest depository institution and the leading direct bank in the United States.

In exchange for the equity interests and assets and liabilities associated with ING Direct, we transferred consideration of 54,028,086 shares of Capital One common stock with a fair value of approximately $2.6 billion as of February 17, 2012 and approximately $6.3 billion in cash to the ING Sellers. In the third quarter of 2011, we closed a public underwritten offering of 40 million shares of our common stock, subject to forward sale agreements. We settled the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of approximately $1.9 billion on February 16, 2012. Direct costs related to the equity offering of $73 million were deferred and offset against the net proceeds at settlement. In the third quarter of 2011, we also closed a public offering of four different series of senior notes for total cash proceeds of $3.0 billion. The net proceeds from the equity and debt offerings along with cash from current liquidity sources were used to fund the cash component of the purchase price.

Because we closed the ING Direct transaction subsequent to December 31, 2011, the results for ING Direct are not reflected in our consolidated financial statements for 2011. The ING Direct transaction will be accounted for using the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Given the limited time between the acquisition date and the issuance of our consolidated financial statements for 2011, the allocation of the purchase price of ING Direct based on the fair value of assets acquired and liabilities assumed as of February 17, 2012 has not yet been completed. We are in the process of assembling and assessing information to assist us in determining the required fair value measures at acquisition. We expect to substantially complete the initial accounting for ING Direct, including the purchase price allocation, later in the first quarter of 2012. We will begin reporting the results of ING Direct for the period from the date of acquisition in our consolidated financial statements in the first quarter of 2012. We also will provide the following additional information, which is currently not available to us, in our first quarter 2012 consolidated financial statements:

•	Comparative consolidated pro forma revenue and net income results as if the acquisition of ING Direct had occurred as of January 1, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED STATEMENTS—(Continued)

•

The fair value, gross contractually required payments, best estimate as of the acquisition date of the required payments that are not expected to be collected, and other information related to acquired loans.

•	The amounts recorded at acquisition for each major class of assets acquired and liabilities assumed.

•	The nature, amounts recognized and measurement basis of assets and liabilities arising from contingencies recognized at acquisition.

•	Qualitative and quantitative information related to any goodwill or bargain purchase gain recorded at acquisition.

Sale of Visa Shares

In January 2012, we sold our 4,030,842 Class B shares of Visa Inc. common stock to another financial institution for approximately $189 million. We expect to recognize a pre-tax gain of approximately $138 million on the sale of the Class B shares during the quarter ending March 31, 2012. Visa’s Class B shares are subject to certain transfer restrictions prior to the settlement of covered litigation involving Visa, MasterCard International and several member banks including Capital One. Upon the lifting of the transfer restrictions, the Class B shares convert into Class A shares based on a conversion ratio calculated by Visa.

In conjunction with the sale of the Class B shares, we entered into a derivative agreement under which, among other things, we will make cash payments to the buyer whenever the conversion ratio of the Class B shares into Class A shares is reduced, and the buyer will make cash payments to us for any increase in the conversion ratio. We determined that the initial fair value of this derivative was a liability of $51 million which represents an estimate of the exposure liability from probable litigation losses, and is factored into the calculation of the pre-tax gain. A fair degree of subjectivity is used in estimating the fair value of the derivative liability, as such, our eventual cost could be significantly higher or lower than the current estimate.

CAPITAL ONE FINANCIAL CORPORATION

Selected Quarterly Financial Information(1) (2)

	2011				2010
(Dollars in millions)(Unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter(3)	Second Quarter(3)	First Quarter(3)
Summary of results of operations:
Interest income	$3,701	$3,835	$3,699	$3,752	$3,674	$3,815	$3,835	$4,029
Interest expense	519	552	563	612	651	706	738	801

Net interest income	3,182	3,283	3,136	3,140	3,023	3,109	3,097	3,228
Provision for loan and lease losses	861	622	343	534	838	867	723	1,478

Net interest income after provision for loan and lease losses	2,321	2,661	2,793	2,606	2,185	2,242	2,374	1,750
Non-interest income	868	871	857	942	939	907	807	1,061
Non-interest expense	2,618	2,297	2,255	2,162	2,091	1,996	2,000	1,847
Income from continuing operations before income taxes	571	1,235	1,395	1,386	1,032	1,153	1,181	964
Income taxes	160	370	450	354	332	335	369	244

Income from continuing operations, net of tax	411	865	945	1,032	701	818	812	720
Loss from discontinued operations, net of tax(2)	(4)	(52)	(34)	(16)	(4)	(15)	(204)	(84)

Net income	407	813	911	1,016	697	803	608	636
Preferred stock dividends, accretion of discount and other	(26)	0	0	0	0	0	0	0

Net income available to common stockholders	$381	$813	$911	$1,016	$697	$803	$608	$636

Per common share:
Basic EPS:
Income from continuing operations	$0.89	$1.89	$2.07	$2.27	$1.55	$1.81	$1.79	$1.59
Loss from discontinued operations	(0.01)	(0.11)	(0.07)	(0.03)	(0.01)	(0.03)	(0.45)	(0.18)

Net income	0.88	1.78	2.00	2.24	1.54	1.78	1.34	1.41

Diluted EPS:
Income from continuing operations	0.89	1.88	2.04	2.24	1.53	1.79	1.78	1.58
Loss from discontinued operations	(0.01)	(0.11)	(0.07)	(0.03)	(0.01)	(0.03)	(0.45)	(0.18)

Net income	$0.88	$1.77	$1.97	$2.21	$1.52	$1.76	$1.33	$1.40

Average common shares (millions)	456	456	456	454	453	453	452	451
Average common shares and common equivalent shares (millions)	459	460	462	460	457	457	456	455
Average balance sheet data:
Loans held for investment	$131,581	$129,043	$127,916	$125,077	$125,441	$126,307	$128,203	$134,206
Total assets	200,106	201,611	199,229	198,075	197,704	196,598	199,357	207,232
Interest-bearing deposits	109,914	110,750	109,251	108,633	106,597	104,186	104,163	104,018
Total deposits	128,450	128,268	125,834	124,158	121,736	118,255	118,484	117,530
Stockholders’ equity	$29,698	$29,316	$28,255	$27,009	$26,255	$25,307	$24,526	$23,681

(1)

The above schedule is a tabulation of our unaudited quarterly results for the years ended December 31, 2011 and 2010. Our common shares are traded on the New York Stock Exchange under the symbol COF. In addition, shares may be traded in the over-the-counter stock market. There were 15,286 and 14,981 common stockholders of record as of December 31, 2011 and 2010, respectively.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(3)	Results and balances have been recast to reflect the impact of purchase accounting adjustments from the Chevy Chase Bank acquisition as if those adjustments had been recorded at the acquisition date.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Company’s 2011 Proxy Statement (the “Proxy Statement”) under the headings “Governance of Capital One” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s 2011 fiscal year.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation,” “ Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the headings “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

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

Consolidated Statement of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheet as of December 31, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Selected Quarterly Data

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

(2)	Schedules:

None

(b) Exhibits

An index to exhibits has been filed as part of this report beginning on page 236 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 28, 2012	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2012

/s/ GARY L. PERLIN Gary L. Perlin	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ R. Scott Blackley R. Scott Blackley	Controller (Principal Accounting Officer)	February 28, 2012

/s/ E.R. CAMPBELL E.R. Campbell	Director	February 28, 2012

/s/ W. RONALD DIETZ W. Ronald Dietz	Director	February 28, 2012

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 28, 2012

/s/ ANN F. HACKETT Ann F. Hackett	Director	February 28, 2012

/s/ LEWIS HAY, III Lewis Hay, III	Director	February 28, 2012

/s/ PIERRE E. LEROY Pierre E. Leroy	Director	February 28, 2012

/s/ MAYO A. SHATTUCK III Mayo A. Shattuck III	Director	February 28, 2012

/s/ Peter E. Raskind Peter E. Raskind	Director	February 28, 2012

/s/ BRADFORD H. WARNER Bradford H. Warner	Director	February 28, 2012

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2011

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iv) the “2005 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 2, 2006, as amended on April 12, 2006; (v) the “2006 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007; (vi) the “2007 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008; (vii) the “2008 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009; (viii) the “2009 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010; (ix) the “2010 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on June 22, 2011).

2.2.2*	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012.

2.3	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

Exhibit No.	Description
4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 4.80% Notes, due 2012, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.7 of the 2004 Form 10-K).

4.2.5	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.6	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.7	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.2.8	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description
4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

Exhibit No.	Description
4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1.1	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.1.2	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed on May 17, 1999).

10.1.3	Capital One Financial Corporation, 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-117920, filed on August 4, 2004).

10.1.4	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K, filed on May 3, 2006).

10.1.5	Second Amended and Restated 2004 Stock Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).

10.2.1	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on December 23, 2005).

Exhibit No.	Description
10.2.2	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and Richard D. Fairbank under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

10.2.3	Form of Restricted Stock Award Agreement between Capital One Financial Corporation and certain of its executives or associates under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.2.4	Form of Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its executives under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

10.2.5	Restricted Stock Unit Award Agreement, dated May 17, 2004, by and between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.2.6	Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.16 of the 2010 Form 10-K).

10.2.7	Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 of the 2010 Form 10-K).

10.2.8	Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.18 of the 2010 Form 10-K).

10.2.9	Form of Restricted Stock Award Agreements granted to our executive officers under the 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.19 of the 2010 Form 10-K).

10.2.10*	Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including our Chief Executive Officer, under the 2004 Stock Incentive Plan on January 31, 2012.

10.2.11*	Form of Performance Unit Award Agreements granted to our executive officers, including our Chief Executive Officer, under the 2004 Stock Incentive Plan on January 31, 2012.

10.2.12*	Form of Restricted Stock Unit Award Agreements granted to our executive officers, including our Chief Executive Officer, under the 2004 Stock Incentive Plan on January 31, 2012.

10.2.13*	Form of Restricted Stock Award Agreements granted to our executive officers under the 2004 Stock Incentive Plan on January 31, 2012.

10.3.1	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.3.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.3.3	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.3.4*	Form of Restricted Stock Unit Award Agreement granted to our directors under the 2004 Stock Incentive Plan.

Exhibit No.	Description
10.3.5*	Form of Stock Option Award Agreement granted to our directors under the 2004 Stock Incentive Plan.

10.4*	Amended and Restated Capital One Financial Corporation Executive Severance Plan.

10.5*	Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan.

10.6*	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan.

10.7	2002 Non-Executive Officer Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed on July 25, 2002).

10.8.1	Form of Change of Control Employment Agreement between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on October 30, 2007).

10.8.2*	Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, other than our Chief Executive Officer.

10.9.1	Forward Sale Agreement between Capital One Financial Corporation and Barclays Capital Inc., dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on July 19, 2011).

10.9.2*	Amendment Agreement Number 1 to the Forward Sale Agreement between Capital One Financial Corporation and Barclays Capital Inc., dated November 1, 2011.

10.9.3*	Amendment Agreement Number 2 to the Forward Sale Agreement between Capital One Financial Corporation and Barclays Capital Inc., dated November 18, 2011.

10.10.1	Forward Sale Agreement between Capital One Financial Corporation and Morgan Stanley & Co. LLP, dated July 14, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on July 19, 2011).

10.10.2*	Amendment Agreement Number 1 to the Forward Sale Agreement between Capital One Financial Corporation and Morgan Stanley & Co. LLP., dated November 1, 2011.

10.10.3*	Amendment Agreement Number 2 to the Forward Sale Agreement between Capital One Financial Corporation and Morgan Stanley & Co. LLP., dated November 18, 2011.

10.11*	Special Separation Agreement and Release by and between Capital One Financial Corporation and Lynn A. Carter, dated as of December 30, 2011.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

99.1*	Reconciliation of Non-GAAP Measures and Regulatory Capital Measures.

Exhibit No.	Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-K.
**	Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.