Form 10-Q
period 2012-03-31
CAPITAL ONE FINANCIAL CORP
filed 2012-05-08
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 580,342,796 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report and the more detailed information contained in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”). This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Report. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this Report in “Part II—Item 1A. Risk Factors,” in our 2011 Form 10-K in “Part I—Item 1A. Risk Factors.”

SUMMARY OF SELECTED FINANCIAL DATA

Below we provide selected consolidated financial data from our results of operations for the three months ended March 31, 2012 and 2011, and selected comparative consolidated balance sheet data as of March 31, 2012, and December 31, 2011. We also provide selected key metrics we use in evaluating our performance.

On February 17, 2012, we completed the previously announced acquisition (the “ING Direct acquisition”) of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, which resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion at acquisition. The ING Direct acquisition had a significant impact on our results and selected metrics for the three months ended and as of March 31, 2012. We use the term “acquired loans” to refer to the substantial majority of loans acquired in the ING Direct and Chevy Chase Bank business combinations, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected. Because this accounting methodology takes into consideration estimated credit losses expected to be realized over the remaining estimated lives of the loans, including these acquired loans in our credit quality metrics may have a material impact. We therefore present certain credit quality metrics with and without these acquired loans.

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share data as noted)	2012	2011	Change
Income statement
Net interest income(1)	$3,414	$3,140	9%
Non-interest income(2)	1,521	942	61

Total revenue	4,935	4,082	21
Provision for credit losses(1)	573	534	7
Non-interest expense	2,504	2,162	16

Income from continuing operations before income taxes	1,858	1,386	34
Income tax provision	353	354	**

Income from continuing operations, net of tax	1,505	1,032	46
Loss from discontinued operations, net of tax(3)	(102)	(16)	538

Net income	1,403	1,016	38
Dividends and undistributed earnings allocated to participating securities	(7)	—	**

Net income available to common shareholders	$1,396	$1,016	37%

	Three Months Ended March 31,
	2012	2011	Change
Common share statistics
Earnings per common share:
Basic earnings per common share	$2.74	$2.24	22%
Diluted earnings per common share	2.72	2.21	23
Weighted average common shares outstanding:
Basic earnings	508.7	454.1	12
Diluted earnings	513.1	460.3	11
Dividends per common share	0.05	0.05	—
Average balances
Loans held for investment(4)	$152,900	$125,077	24%
Interest-earning assets	220,246	173,440	27
Total assets	246,384	198,075	24
Interest-bearing deposits	151,625	108,633	40
Total deposits	170,259	124,158	37
Borrowings	35,994	40,538	(11)
Stockholders’ equity	32,982	27,009	22
Performance metrics
Purchase volume(5)	$34,498	$27,797	23%
Revenue margin(1)(6)	8.96%	9.41%	(45	)bps
Net interest margin(1)(7)	6.20	7.24	(104)
Net charge-off rate(1)(8)	2.04	3.66	(162)
Net charge-off rate (excluding acquired loans)(1)(9)	2.40	3.82	(142)
Return on average assets(10)	2.44	2.08	36
Return on average total stockholders’ equity(11)	18.25	15.28	297
Non-interest expense as a % of average loans held for investment(12)	6.55	6.91	(36)
Efficiency ratio(13)	50.74	52.96	(222)
Effective income tax rate	19.0	25.5	(650)
Full-time equivalent employees (in thousands), period end	34.2	27.9	23%

	March 31, 2012	December 31, 2011	Change
Balance sheet (period end)
Loans held for investment(4)	$173,822	$135,892	28%
Interest-earning assets	265,398	179,878	48
Total assets	294,481	206,019	43
Interest-bearing deposits	197,254	109,945	79
Total deposits	216,528	128,226	69
Borrowings	32,885	39,561	(17)
Stockholders’ equity	36,950	29,666	25
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,060	$4,250	(4)%
Allowance as a % of loans held of investment	2.34%	3.13%	(79	)bps
Allowance as a % of loans held of investment (excluding acquired loans)	3.08	3.22	(14)
30+ day performing delinquency rate	2.23	3.35	(112)
30+ day performing delinquency rate (excluding acquired loans)	2.96	3.47	(51)
30+ day delinquency rate	2.69	3.95	(126)
30+ day delinquency rate (excluding acquired loans)	3.57	4.09	(52)
Capital ratios
Tier 1 common ratio(14)	11.9%	9.7%	220	bps
Tier 1 risk-based capital ratio(15)	13.9	12.0	190
Total risk-based capital ratio(16)	16.5	14.9	160
Tangible common equity (“TCE”) ratio(17)	8.2	8.2	—

**	Change is less than one percent or not meaningful.
(1)

Amounts attributable to Kohl’s Department Stores (‘Kohl’s”) under the revenue and loss-sharing arrangement reduced interest income by $222 million, reduced the provision for credit losses by $193 million and reduced net charge-offs by $40 million in the first quarter of 2012. The expected loss reimbursement from Kohl’s netted against our allowance for loan and lease losses was approximately $153 million and $139 million as of March 31, 2012 and December 31, 2011, respectively.

(2)

Includes a bargain purchase gain of $594 million attributable to the February 17, 2012 acquisition of ING Direct recognized in non-interest income in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred. See “Note 2—Acquisitions” for additional information.

(3)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which we closed in 2007.

(4)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank business combinations. The carrying value and outstanding unpaid principal balance of acquired loans accounted for based on expected cash flows at acquisition was $43.2 billion and $44.3 billion as of March 31, 2012, respectively, and $4.7 billion and $5.2 billion, respectively, as of December 31, 2011. The average balance of loans held for investment excluding the carrying value of acquired loans was $129.8 billion and $119.8 billion in the first quarter of 2012 and 2011, respectively.

(5)	Consists of credit card purchase transactions for the period, net of returns. Excludes cash advance transactions.
(6)	Calculated based on annualized total revenue for the period divided by average interest-earning assets for the period.
(7)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(8)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.
(9)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment, excluding acquired loans, for the period.
(10)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(11)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period.
(12)	Calculated based on annualized non-interest expense, excluding goodwill impairment charges, for the period divided by average loans held for investment for the period.
(13)	Calculated based on non-interest expense, excluding goodwill impairment charges, for the period divided by total revenue for the period.
(14)

Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets. See “Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(15)

Tier 1 risk-based capital ratio is a regulatory measure calculated based on Tier 1 capital divided by risk-weighted assets. See “Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(16)

Total risk-based capital ratio is a regulatory measure calculated based on total risk-based capital divided by risk-weighted assets. See “Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(17)

TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

INTRODUCTION

We are a diversified financial services holding company with banking and non-banking subsidiaries that offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries include Capital One Bank (USA), National Association (“COBNA”), Capital One, National Association (“CONA”) and ING Bank, fsb. The Company and its subsidiaries are hereafter collectively referred to as “we,” “us” or “our.” CONA and COBNA are hereafter collectively referred to as the “Banks.” We continue to deliver on our strategy of combining the power of national scale lending and local scale banking.

The closing of the ING Direct acquisition in the first quarter of 2012 resulted in the addition of loans of $40.4 billion and other assets of $53.9 billion at acquisition. The ING Direct acquisition strengthens our customer franchise and brand and adds over seven million customers and approximately $84.4 billion in deposits to our Consumer Banking business segment. With the ING Direct acquisition, we have grown to become the sixth largest depository institution and the largest direct banking institution in the United States. We had $173.8 billion in total loans outstanding and $216.5 billion in deposits as of March 31, 2012, compared with $135.9 billion in total loans outstanding and $128.2 billion in deposits as of December 31, 2011.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers, merchant interchange fees with respect to certain credit card transactions, gains and losses and fees associated with the sale and servicing of loans. Our expenses primarily consist of the cost of funding our assets, our provision for credit losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements and branch operations and expansion costs), marketing expenses and income taxes.

Our principal operations are currently organized, for management reporting purposes, into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment are included in our “Other” category.

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

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million to $1.0 billion.

In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type. Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the three months ended March 31, 2012 and 2011. We provide additional information on the realignment of our Commercial Banking business segment below under “Business Segment Results” and in “Note 14—Business Segments” of this Report. We also provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 14—Business Segments.”

Table 2: Business Segment Results

	Three Months Ended March 31,
	2012				2011
	Total Revenue(1)		Net Income(2)		Total Revenue(1)		Net Income(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$2,590	53%	$566	38%	$2,615	64%	$643	62%
Consumer Banking	1,464	30	224	15	1,169	29	215	21
Commercial Banking	516	10	210	14	447	11	162	16
Other(3)	365	7	505	33	(149)	(4)	12	1

Total from continuing operations	$4,935	100%	$1,505	100%	$4,082	100%	$1,032	100%

(1)	Total revenue consists of net interest income and non-interest income.
(2)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 14—Business Segments.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

Despite ongoing challenges and uncertainties, including high oil and gas prices and global economic concerns, the U.S. economy showed positive trends during the first quarter of 2012. Our results for the first quarter of 2012 reflected the impact of growth in consumer and business spending, coupled with traction from our geographic expansion and strategy to deepen our customer relationships, and credit performance improvement. The completion of our previously announced ING Direct acquisition also had a significant impact on our results during the first quarter. We believe that cyclical and seasonal improvement trends, as well as actions we took in underwriting and managing our business through the recession, including focusing on our most resilient businesses, have continued to drive our strong credit performance.

Financial Highlights

We reported net income of $1.4 billion, or $2.72 per diluted share, for the first quarter of 2012 on revenues of $4.9 billion, with each of our three business segments contributing to our earnings. Current-quarter results include an approximate half-quarter impact from the operations of ING Direct and a benefit from the recognition of a bargain purchase gain of $594 million in the ING Direct acquisition. The bargain purchase gain represents the excess of the fair value of the net assets acquired in the ING Direct acquisition as of the acquisition date over the consideration transferred. This gain was driven largely by a substantial decline in long-term interest rates between the period of our announcement of the ING Direct acquisition and its closing, which resulted in an increase in the fair value of the acquired assets. Net income excluding the impact of the bargain purchase gain was $809 million, or $1.56 per diluted share, for the first quarter of 2012. In comparison, we reported net income of $1.0 billion, or $2.21 per diluted share, for the first quarter of 2011 on revenues of $4.1 billion.

Our capital levels strengthened during the quarter, driven by strong earnings growth and capital actions related to the financing of the ING Direct acquisition and the acquisition of HSBC’s U.S. credit card business. On March 20, 2012, we closed a public offering of 24,442,706 shares of our common stock, which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.24 billion. On February 16, 2012, we issued 40 million shares of our common stock at settlement of the forward sale agreements that we entered into with certain counterparties acting as forward purchasers in connection with a public offering of shares of our common stock on July 19, 2011 for net proceeds of $1.9 billion. In addition, on February 17, 2012, we issued 54,028,086 shares of our common stock to the ING Sellers with a fair value of $2.6 billion. Our recent equity issuances contributed to a significant increase in our regulatory capital ratios, with the Tier 1 common ratio increasing by 220 basis points during the quarter to 11.9% as of March 31, 2012. The Tier 1 risk-based capital ratio increased to 13.9% as of March 31, 2012, from 12.0% as of December 31, 2011. In addition, we issued $1.25 billion of our senior notes due 2015 in a public offering, that closed on March 23, 2012.

Below are additional highlights of our performance for the first quarter of 2012. These highlights generally are based on a comparison to the same prior year period. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2012, compared with our financial condition and credit performance as of December 31, 2011. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our net income of $1.4 billion in the first quarter of 2012 increased by $380 million, or 37%, from the first quarter of 2011. The increase reflected the favorable impacts from the bargain purchase gain of $594 million attributable to ING Direct acquisition, income related to the sale of Visa stock of $162 million and higher revenue from our legacy businesses. These factors were partially offset by higher operating expenses related to our recent acquisitions, including an estimated $150 million of operating expenses attributable to ING Direct, increased marketing expenditures and an increase in the provision for mortgage loan repurchase losses largely due to the Government-Sponsored Enterprise (“GSE”) settlement described below in “Consolidated Balance Sheet Analysis—Potential Mortgage Representation & Warranty Liabilities.”

•

Total Loans: Period-end loans held for investment increased by $37.9 billion, or 28%, in the first quarter of 2012, to $173.8 billion as of March 31, 2012, from $135.9 billion as of December 31, 2011. The increase was primarily attributable to the addition of the ING Direct loan portfolio of $40.4 billion. Excluding the impact from the addition of the ING Direct loan portfolio, total loans decreased by $2.5 billion, or 2%, reflecting an expected seasonal decline in credit card loan balances.

•

Charge-off and Delinquency Statistics: Our net charge-off and delinquency rates continued to improve during the first quarter of 2012. The net charge-off rate decreased to 2.04% in the first quarter of 2012, from 2.69% in the fourth quarter of 2011 and 3.66% in the first quarter of 2011. The 30+ day delinquency rate decreased to 2.69% as of March 31, 2012, from 3.95% as of December 31, 2011, primarily due to seasonality trends. Although our first quarter delinquency improvements outpaced industry trends, it is important to note that the seasonality in our delinquency rates is more pronounced than the overall industry. Some of the improvement in our credit quality metrics was attributable to the addition of the ING Direct loan portfolio and the related accounting. We provide information on our credit quality metrics excluding the impact of acquired loans in the “Credit Risk Profile” section of this report.

•

Allowance for Loan and Lease Losses: As a result of the strong credit performance, we reduced our allowance by $190 million in the first quarter of 2012 to $4.1 billion. The coverage ratio of the allowance to total loans held for investment fell by 79 basis points to 2.34% as of March 31, 2012, primarily due to the addition of the ING Direct loan portfolio. Because we recorded the ING Direct loans at fair value at acquisition there is currently no allowance related to these loans. See the “Credit Risk Profile” section of this report for information on our credit quality metrics excluding the impact of acquired loans.

•

Representation and Warranty Reserve: We recorded a provision for mortgage loan repurchase losses of $169 million in the first quarter of 2012, of which $95 million related to the GSE settlement. In comparison, we recorded a provision of $44 million in the first quarter of 2011. Our representation and warranty reserve totaled $1.1 billion as of March 31, 2012, compared with $943 million as of December 31, 2011.

Business Segments

•

Credit Card: Our Credit Card business generated net income from continuing operations of $566 million in the first quarter of 2012, compared with net income from continuing operations of $643 million in the first quarter of 2011. The decrease in earnings was attributable to higher non-interest expense and a reduction in non-interest income, which were partially offset by an increase in net interest income. Non-interest expense rose as a result of increased marketing expenditures and merger-related expenses associated with the acquisition of the HSBC U.S. credit card portfolio. Non-interest income was reduced due to the recognition of expense of $75 million in the first quarter of 2012 to establish a reserve for expected customer refunds attributable to issues associated with cross-selling certain other products to credit card customers. The increase in net interest income was primarily attributable to growth in average loan balances. Domestic Card continued to grow and gain market share in new account originations, due in part to recent acquisitions.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $224 million in the first quarter of 2012, compared with net income from continuing operations of $215 million in the first quarter of 2011. The increase in earnings was attributable to growth in revenue, which was partially offset by higher non-interest expense and an increase in the provision for credit losses. Growth in revenue stemmed from higher average loan balances resulting from increased auto loan originations over the past year and the half-quarter impact from home loans added in the ING Direct acquisition. The increase in non-interest expense reflected the approximate half-quarter impact of operating expenses associated with ING Direct, merger-related costs related to the ING Direct acquisition, higher infrastructure expenditures resulting from continued investments in our home loan business and growth in auto originations and modestly higher marketing expenditures in our retail banking operations. The increase in the provision for credit losses was largely due to increased loan balances due to growth in auto loan originations, as net charge-offs declined as a result of continued credit performance improvements. Because of the growth in auto loans, we recorded an allowance build in the first quarter of 2012, compared with an allowance release in the first quarter of 2011.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $210 million in the first quarter of 2012, compared with net income from continuing operations of $162 million in the first quarter of 2011. The improvement in results for Commercial Banking was attributable to an increase in revenues driven by increased average loan balances as well as loan spreads and a decrease in the provision for credit losses due to improving credit trends. These factors were partially offset by higher non-interest expense resulting from operating costs associated with the increased volume of loan originations in our commercial real estate and commercial and industrial business, increased infrastructure expenditures and the expansion into new markets.

Significant Recent Developments

Acquisition-Related Developments

HSBC Acquisition—U.S. Credit Card Business

We completed the transaction in which we acquired substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (the “HSBC Transaction”) for a purchase price of $31.3 billion on May 1, 2012. In the HSBC Transaction, the Company acquired $28.2 billion of credit card receivables and $0.6 billion in other net assets. We used the net proceeds from the equity and debt offerings described above, along with cash sourced from current liquidity, to fund the cash consideration payable in connection with the acquisition of HSBC’s U.S credit card business.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Quarterly Report on Form 10-Q. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions, except for the forward-looking statements specifically discussing the acquisition of ING Direct or of HSBC’s U.S. credit card business, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for more information on the forward-looking statements in this report and “Item 1A. Risk Factors” in our 2011 Form 10-K for factors that could materially influence our results.

Total Company Expectations

Our strategies and actions are designed to deliver profitable long-term growth through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships produce strong long-term economics through low credit costs, low customer attrition and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and new partnerships in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in our bank infrastructure to allow us to provide more convenient and flexible customer banking options, including a broader range of fee-based and credit products and services, by leveraging our direct bank customer franchise with national reach and by continued marketing investments to attract and retain credit card and auto finance customers and further strengthen our brand.

We believe our actions have created a well-positioned balance sheet and capital and liquidity levels which have provided us with investment flexibility to take advantage of attractive organic growth opportunities and adjust, where we believe appropriate, to changing market conditions. The addition of ING Direct and of the HSBC’s U.S. credit card business has grown our loan balances. Although we anticipate strong underlying growth in our Auto Finance, Commercial Banking and Domestic Card segments, we expect modest overall loan growth because of significant run-off portfolios that we acquired in the ING Direct Acquisition and HSBC Transaction. The timing and pace of this modest loan growth will depend on broader economic trends that impact overall consumer and commercial demand.

As noted above, we closed the HSBC Transaction in the second quarter of 2012. We expect that the closing of the HSBC Transaction will have a significant impact on our financial results in the second quarter. While we expect the acquisition to enhance our earnings trajectory and capital generation in the long-term, we anticipate that it will have a substantial negative effect on earnings and capital in the short-term. We anticipate that the largest impact on our earnings for the second quarter of 2012 from the HSBC Transaction, will result from an increase in our provision for credit losses due to an expected significant build in the allowance for loan and lease losses associated with loans acquired in the transaction. Over the next several years, we expect expenses and earnings to be affected by the amortization of intangibles as well as transaction and merger-related expenses.

Business Segment Expectations

Credit Card Business

In Domestic Card, the closing of the HSBC Transaction has added significant new customer relationships and loan portfolios and will affect quarterly trends in loan growth, revenue margin, non-interest expense, charge-off rates and earnings. We anticipate that the run-off of parts of the portfolios acquired in the HSBC Transaction will offset the underlying growth trajectory, resulting in modest loan growth for the segment. We expect to take a credit mark to cover expected losses on delinquent loans in the HSBC portfolio that no longer carry revolving privileges. We anticipate the credit mark would absorb most of the HSBC credit losses for the next several quarters, lowering the overall charge-off rate of the Domestic Card segment during that time. When we announced the HSBC Transaction, we planned to take certain actions to bring HSBC customer practices into alignment with our customer practices. We expect that these planned actions will put downward pressure on Domestic Card revenue margin as we implement them over the next several quarters. The overall trends and level of Domestic Card revenue margin will depend upon the competitive environment, the pace and nature of Domestic Card loan growth, and other market forces in addition to the expected impact from our planned customer actions.

Consumer Banking Business

In our Consumer Banking business, we added significant new customer relationships, loans and deposits with the acquisition of ING Direct, and the acquisition will have a significant impact on Consumer Banking loan and deposit growth trajectories. The addition of the ING Direct loan portfolio caused loan yields to decrease. We expect loan yields will decrease again in the second quarter after which we expect them to remain relatively stable because we anticipate loan yield increases from the expected mortgage run-off to be offset by loan yield decreases from a higher mix of prime loans in our Auto Finance business in 2012. We expect that the growth in auto loans will be more than offset by a sizeable run-off of the ING Direct home loan portfolio and the continuing run-off of certain loans in our legacy Home Loan portfolio, which will drive a declining trend in Consumer Banking loan volumes. We expect that seasonal patterns will drive quarterly credit trends throughout the rest of 2012.

Commercial Banking Business

Our Commercial Banking business continues to grow loans, deposits, and revenues as we attract new customers and deepen relationships with existing customers. Although we anticipate some quarterly fluctuations in nonperforming loan and charge-off rates, we expect our Commercial Banking business to continue strong and relatively steady performance trends throughout 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2011 Form 10-K.

In the “MD&A—Critical Accounting Policies and Estimates” section of our 2011 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.

•	Loan loss reserves
•	Representation and warranty reserve
•	Asset impairment
•	Fair value
•	Derivative and hedge accounting
•	Income taxes

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed our judgments and assumptions with the Audit and Risk Committee of the Board of Directors. There has been no material changes in the methods used to formulate these critical accounting estimates from those discussed in the “MD&A—Critical Accounting Policies and Estimates” section of our 2011 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the three months ended March 31, 2012 and 2011. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for the first quarter of 2012 and 2011.

Table 3: Average Balances, Net Interest Income and Net Interest Yield

	Three Months Ended March 31,
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic(3)	$110,567	$2,935	10.34%	$86,353	$2,702	12.52%
International	8,301	340	16.38	8,697	354	16.28

Total consumer loans	118,868	3,275	10.76	95,050	3,056	12.86
Commercial loans	34,032	380	4.47	30,027	361	4.81

Total loans held for investment	152,900	3,655	9.56	125,077	3,417	10.93

Investment securities	50,543	298	2.36	41,532	316	3.04
Other interest-earning assets:
Domestic	16,306	22	0.54	6,150	16	1.04
International	497	4	3.22	681	3	1.76

Total other interest-earning assets(3)	16,803	26	0.62	6,831	19	1.11

Total interest-earning assets	$220,246	$3,979	7.23%	$173,440	$3,752	8.65%

Cash and due from banks	2,237			2,000
Allowance for loan and lease losses	(4,334)			(5,629)
Premises and equipment, net	2,898			2,720
Other assets	25,337			25,544

Total assets	$246,384			$198,075

Liabilities and equity:
Interest-bearing liabilities:
Deposits:
Domestic	$151,625	$311	0.82%	$108,633	$322	1.19%
International	—	—	—	—	—	—

Total Deposits	151,625	311	0.82	108,633	322	1.19
Securitized debt obligations:
Domestic	12,855	67	2.08	21,582	117	2.17
International	3,330	13	1.56	3,933	23	2.34

Total securitized debt obligations	16,185	80	1.98	25,515	140	2.19
Senior and subordinated notes	10,268	88	3.43	8,090	64	3.16
Other borrowings:
Domestic	5,823	79	5.43	3,006	78	10.38
International	3,718	7	0.75	3,927	8	0.81

Total other borrowings	9,541	86	3.61	6,933	86	4.96

Total interest-bearing liabilities	$187,619	$565	1.20%	$149,171	$612	1.64%

Non-interest bearing deposits	18,635			15,525
Other liabilities	7,148			6,370

Total liabilities	213,402			171,066
Stockholders’ equity	32,982			27,009

Total liabilities and stockholders’ equity	$246,384			$198,075

Net interest income/spread(3)		$3,414	6.03%		$3,140	7.01%

Impact of non-interest bearing funding			0.17			0.23

Net interest margin			6.20%			7.24%

(1)	Past due fees included in interest income totaled approximately $283 million and $245 million for the first quarter of 2012 and 2011, respectively.
(2)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit card loans also is included in consumer loans.
(3)	Amounts attributable to Kohl’s under the revenue and loss-sharing arrangement reduced interest income by $222 million for the first quarter of 2012.

Table 4 presents the variances between our net interest income for the first quarter of 2012 and 2011, and the extent to which the variance was attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31, 2012 vs. 2011
	Total Variance	Variance Due to
(Dollars in millions)		Volume	Rate
Interest income:
Loans held for investment:
Consumer loans	$219	$696	$(477)
Commercial loans	19	46	(27)

Total loans held for investment, including past-due fees	238	742	(504)
Investment securities	(18)	61	(79)
Other	7	18	(11)

Total interest income	227	821	(594)

Interest expense:
Deposits	(11)	105	(116)
Securitized debt obligations	(60)	(47)	(13)
Senior and subordinated notes	24	18	6
Other borrowings	—	27	(27)

Total interest expense	(47)	103	(150)

Net interest income	$274	$718	$(444)

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Net interest income of $3.4 billion for the first quarter of 2012 increased by $274 million, or 9%, from the first quarter of 2011, driven by a 27% increase in average interest-earning assets, which was partially offset by a 14% decline in our net interest margin to 6.20%. The addition of the ING Direct loan portfolio of $40.4 billion, which primarily consisted of consumer loans, and investment security portfolio of $30.2 billion, accounted for approximately $136 million of the $274 million increase in net interest income.

•

Average Interest-Earning Assets: The increase in average interest-earning assets was attributable to the addition of the ING Direct loan portfolio as well as growth in our legacy loan portfolios from the addition of new credit card accounts and increased purchase volumes and a significant increase in auto loan originations over twelve months.

•

Net Interest Margin: The decrease in our net interest margin was attributable to a decline in the average yield on our interest-earning assets, which was partially mitigated by an improvement in our cost of funds. The decline in average yield reflected the shift in the mix of our interest-earning assets as result of the addition of ING Direct assets and temporarily higher cash balances from the recent equity and debt offerings, which had the effect of diluting the net interest margin. The ING Direct interest-earning assets generally have lower yields than our legacy loan and the investment security portfolios. Our cost of funds continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and the decline in deposit interest rates as a result of the continued overall low interest rate environment.

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

Table 5 displays the components of non-interest income for the first quarter of 2012 and 2011.

Table 5: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Non-interest income:
Service charges and other customer-related fees	$415	$525
Interchange fees	328	320
Bargain purchase gain(1)	594	—
Net other-than-temporary impairment (“OTTI”)	(14)	(3)
Other non-interest income:
Provision for mortgage repurchase losses(2)	(17)	(5)
Other	215 (3)	105

Total other non-interest income	198	100

Total non-interest income	$1,521	$942

(1)	Represents the excess of the fair value of the net assets acquired in the ING Direct acquisition as of the acquisition date of February 17, 2012 over the consideration transferred.
(2)

We recorded a total provision for mortgage repurchase losses of $169 million and $44 million in the first quarter of 2012 and 2011, respectively. The remaining portion of the provision for repurchase losses is included in discontinued operations.

(3)

Includes a mark-to-market derivative loss of $78 million related to interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition and income of $162 million related to the sale of Visa stock.

Non-interest income of $1.5 billion for the first quarter of 2012 increased by $579 million, or 61%, from non-interest income of $942 million for the first quarter of 2011. This increase was attributable to the recognition of a bargain purchase gain of $594 million at acquisition of ING direct and income of $162 million related to the sale of Visa stock shares in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired in the ING Direct acquisition as of the acquisition date over the consideration transferred. This gain was driven largely by a substantial decline in long-term interest rates between the period shortly after our announcement of the ING Direct acquisition and the closing of the acquisition, which resulted in an increase in the fair value of the acquired assets. We provide additional information on the allocation of the ING Direct purchase price to the fair values of assets acquired and liabilities assumed and the bargain purchase gain in “Note 2—Acquisitions.”

These income amounts were partially offset by the recognition of expense of $75 million in the first quarter of 2012 to establish a reserve for expected customer refunds attributable to issues associated with cross-selling certain other products to credit card customers and a mark-to-market loss of $78 million recorded in the first quarter of 2012 for interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition. The cumulative mark-to-market loss on these interest-rate swaps, which we terminated in the first quarter of 2012, from inception to termination totaled $355 million. See the “Market Risk Profile” section below and “Note 10—Derivative Instruments and Hedging Activities” for additional information on the ING Direct acquisition related hedges.

We also recorded higher other-than-temporary impairment losses of $14 million in the first quarter of 2012, compared with $3 million in the first quarter of 2011. The impairment losses stemmed from deterioration in the credit quality of certain non-agency mortgage-backed securities due to the continued weakness in the housing market. We provide additional information on other-than-temporary impairment recognized on our available-for-sale securities in “Note 4—Investment Securities.”

Provision for Credit Losses

We build our allowance for loan and lease losses and unfunded lending commitment reserves through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable credit losses inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for credit losses of $573 million in the first quarter of 2012, compared with $534 million in the first quarter of 2011. The increase in the provision was driven primarily by the year-over-year increase in legacy loan balances and smaller allowance releases as a result of the stabilization of the improvement in credit trends. The net charge-off rate steadily declined, falling to 2.04% in the first quarter of 2012, from 2.69% in the fourth quarter of 2011 and 3.66% in the first quarter of 2011. The net charge-off rate excluding acquired loans was 2.40% in the first quarter of 2012, compared with 2.79% in the fourth quarter of 2011 and 3.82% in the first quarter of 2011.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses under the “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses” section below.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses are also included in non-interest expense. Table 6 displays the components of non-interest expense for the first quarter of 2012 and 2011.

Table 6: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2012(1)	2011
Non-interest expense:
Salaries and associated benefits	$891	$741
Marketing	321	276
Communications and data processing	173	164
Supplies and equipment	150	135
Occupancy	123	119
Other non-interest expense:
Professional services	344	249
Collections	136	151
Bankcard association assessments	110	82
Amortization of intangibles	60	56
Other	196	189

Total other non-interest expense	846	727

Total non-interest expense	$2,504	$2,162

(1)

Includes transaction costs and merger-related expenses related to the ING Direct acquisition of $65 million, of which $37 million represented transaction costs. We provide additional information on the ING Direct acquisition in “Note 2—Acquisitions.”

Non-interest expense of $2.5 billion for the first quarter of 2012 increased by $342 million, or 16%, from the first quarter of 2011. The increase was primarily due to higher operating expenses related to our recent acquisitions, including an estimated $150 million of half-quarter operating expenses attributable to ING Direct, increased marketing expenditures, primarily related to reward products in our Credit Card business and higher infrastructure costs from our continued investments in our home loan business and growth in auto originations.

Income Taxes

We recorded an income tax provision based on income from continuing operations of $353 million (19.0% effective income tax rate) in the first quarter of 2012, compared with an income tax provision of $354 million (25.5% effective income tax rate) in the first quarter of 2011. The decrease in our effective tax rate in the first quarter of 2012 from the first quarter of 2011 was primarily due to the ING Direct bargain purchase gain of $594 million, which was non-taxable. In addition, we recorded tax benefits of $6 million and $42 million in the first quarter of 2012 and 2011, respectively, related to the resolution of certain discrete tax issues and audits. Our effective income tax rate, excluding both the impact of the non-taxable bargain purchase gain and the benefit from these discrete tax issues and audits, was 28.4% and 28.6% in the first quarter of 2012 and 2011, respectively.

We provide additional information on items affecting our income taxes and effective tax rate in our 2011 Form 10-K under “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007.

We recorded a pre-tax provision for mortgage repurchase losses of $169 million in the first quarter of 2012, of which $153 million ($97 million, net of tax) was included in discontinued operations. In comparison, we recorded a pre-tax provision for mortgage repurchase losses of $44 million in the first quarter of 2011, of which $39 million ($29 million, net of tax) was included in discontinued operations. The increase in the provision for repurchase losses was primarily due to a GSE settlement to resolve present and future representation and warranty claims. We had already established an estimated reserve related to the GSE claims; however, we increased this reserve by $95 million in the first quarter of 2012 based on the final settlement amount, which we paid subsequent to the end of the first quarter of 2012.

We provide additional information on the provision for mortgage repurchase losses and the related reserve for potential representation and warranty claims in “Consolidated Balance Sheet Analysis—Potential Mortgage Representation and Warranty Liabilities.”

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

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. See “Note 20—Business Segments” of our 2011 Form 10-K for information on the allocation methodologies used to derive our business segment results.

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type. As a result of this re-alignment, we now report three product categories: commercial and multifamily real estate, commercial and industrial loans and small-ticket commercial real estate, which is a run-off portfolio. We previously reported four categories within our Commercial Banking business: commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate. Middle market and specialty lending related products are included in commercial and industrial loans. All tax-related commercial real estate investments, some of which were previously included in the “Other” segment, are now included in the commercial and multifamily real estate category of our Commercial Banking business. Prior period amounts have been recast to conform to the current period presentation.

We summarize our business segment results for the three months ended March 31, 2012 and 2011 in the tables below and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of March 31, 2012, compared with December 31, 2011. See “Note 14—Business Segments” of this Report for a reconciliation of our business segment results to our consolidated results. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated net income from continuing operations of $566 million in the first quarter of 2012, compared with $643 million in the first quarter of 2011. The primary sources of revenue for our Credit Card business are net interest income and non-interest income from customers and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, communications and other technology expenses, supplies and equipment, occupancy costs, as well as marketing expenses.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card operations, and displays selected key metrics for the periods indicated.

Table 7: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Change
Selected income statement data:
Net interest income(1)	$1,992	$1,941	3%
Non-interest income	598	674	(11)

Total revenue	2,590	2,615	(1)
Provision for credit losses(1)	458	450	2
Non-interest expense	1,268	1,178	8
Income from continuing operations before income taxes	864	987	(12)
Income tax provision	298	344	(13)

Income from continuing operations, net of tax	$566	$643	(12)%

Selected performance metrics:
Average loans held for investment	$62,432	$60,586	3%
Average yield on loans held for investment(2)	14.41%	14.68%	(27	)bps
Revenue margin(1) (3)	16.59	17.26	(67)
Net charge-off rate(1) (4)	4.14	6.13	(199)
Purchase volume(5)	$34,498	$27,797	23%

	March 31, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$61,476	$65,075	(6)%
30+ day delinquency rate(6)	3.51%	3.86%	(35	)bps
Allowance for loan and lease losses(1)	$2,671	$2,847	(6)%

(1)

Amounts attributable to Kohl’s under the revenue and loss-sharing arrangement reduced interest income by $222 million, reduced the provision for credit losses by $193 million and reduced net charge-offs by $40 million in the first quarter of 2012. The expected loss reimbursement from Kohl’s netted against our allowance for loan and lease losses was approximately $153 million and $139 million as of March 31, 2012 and December 31, 2011, respectively.

(2)	Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(3)	Revenue margin is calculated by dividing revenues for the period by average loans held for investment during the period for the specified loan category.
(4)	The net charge-off rate is calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(5)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(6)

The delinquency rate is calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Key factors affecting the results of our Credit Card business for the first quarter of 2012, compared with first quarter of 2011 included the following:

•

Net Interest Income: Net interest income increased by $51 million, or 3%, in the first quarter of 2012. The increase in net interest income was primarily attributable to loan growth. Loan yields were stable as lower yielding Kohl’s loans were offset by higher yields across the rest of the portfolio.

•

Non-Interest Income: Non-interest income decreased by $76 million, or 11%, in the first quarter of 2012. The decrease is primarily driven by the $75 million reserve established in the first quarter of 2012 which reflects an upcoming reimbursement we expect to provide customers affected by certain cross-sell sale practices.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business increased by $8 million to $458 million in the first quarter of 2012. The increase was primarily driven by a lower allowance release of $176 million in the first quarter of 2012 compared to $465 million in the first quarter of 2011 due to the expected stabilization of credit, which was mostly offset by improved net charge-offs of $646 million in the first quarter of 2012, compared with $929 million in the first quarter of 2011 due to improved credit performance across all of our Credit Card segment.

•

Non-Interest Expense: Non-interest expense increased by $90 million, or 8%, in the first quarter of 2012. The increase in non-interest expense was primarily attributable to increased marketing expenditures. In addition, operating costs increased primarily due to merger-related expenses from the HSBC Transaction.

•

Total Loans: Period-end loans in our Credit Card business decreased by $3.6 billion, or 6%, to $61.5 billion as of March 31, 2012, from $65.1 billion as of December 31, 2011. The decline reflected normal seasonal credit card pay downs, as well as the continued run-off of our installment loan portfolio.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 4.14% in the first quarter of 2012 from 6.13% in the first quarter of 2011. The 30+ day delinquency rate decreased to 3.51% as of March 31, 2012, from 3.86% as of December 31, 2011. The improvement in the net charge-off and delinquency rates reflects the impact of improved credit quality across our credit card portfolio, tighter underwriting standards implemented over the last several years and ongoing stabilization of credit performance in the portfolio.

Domestic Card Business

Domestic Card generated net income from continuing operations of $515 million in the first quarter of 2012, compared with net income from continuing operations of $654 million in the first quarter of 2011. Since our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The decrease in Domestic Card net income from continuing operations in the first quarter of 2012 compared with first quarter of 2011 was driven by: (1) an increase in the provision for credit losses due to a lower allowance release of $170 million in the first quarter of 2012 compared to a $574 million allowance release in the first quarter of 2011 which was partially offset by lower net charge-offs of $531 million in the first quarter of 2012 compared to $804 million in the first quarter of 2011, (2) an increase in non-interest expense primarily due to increased marketing expenses as we continue to experience growth opportunities in certain customer segments and (3) a decrease in non-interest income primarily as a result of a $75 million reserve build in cross-sell for anticipated customer refunds associated with past cross-selling activities.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Change
Selected income statement data:
Net interest income	$1,713	$1,651	4%
Non-interest income	497	583	(15)

Total revenue	2,210	2,234	(1)
Provision for credit losses	361	230	57
Non-interest expense	1,052	990	6

Income from continuing operations before income taxes	797	1,014	(21)
Income tax provision	282	360	(22)

Income from continuing operations, net of tax	$515	$654	(21)%

Selected performance metrics:
Average loans held for investment	$54,131	$51,889	4%
Average yield on loans held for investment(1)	14.11%	14.42%	(31	)bps
Revenue margin(2)	16.33	17.22	(89)
Net charge-off rate(3)	3.92	6.20	(228)
Purchase volume(4)	$31,417	$25,024	(26)%

	March 31, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$53,173	$56,609	(6)%
30+ day delinquency rate(5)	3.25%	3.66%	(41	)bps
Allowance for loan and lease losses	$2,205	$2,375	(7)%

(1)	Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(2)	Revenue margin is calculated by dividing revenues for the period by average loans held for investment during the period for the specified loan category.
(3)	The net charge-off rate is calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

International Card Business

Our International Card business generated net income from continuing operations of $51 million in the first quarter of 2012, compared with a net loss from continuing operations of $11 million in the first quarter of 2011. The increase in International Card net income in the first quarter of 2012 was driven primarily by: (1) a decrease in provision for loan losses as a result of an allowance release of $6 million in the first quarter of 2012 compared to an allowance build of $109 million in first quarter of 2011 due to the addition of the Hudson’s Bay Company (“HBC”) loan portfolio, and lower net charge-offs of $115 million in the first quarter of 2012 compared to $125 million in the first quarter of 2011 attributable to the improvement in credit environment in Canada and the U.K. and (2) partially offset by an increase in non-interest expense of $28 million from higher operating expenses in both the U.K. and Canada.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 7.2: International Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Change
Selected income statement data:
Net interest income	$279	$290	(4)%
Non-interest income	101	91	11

Total revenue	380	381	—
Provision for credit losses	97	220	(56)
Non-interest expense	216	188	15

Income from continuing operations before income taxes	67	(27)	348
Income tax provision	16	(16)	200

Income from continuing operations, net of tax	$51	$(11)	564%

Selected performance metrics:
Average loans held for investment	$8,301	$8,697	(5)%
Average yield on loans held for investment(1)	16.38%	16.28%	10	bps
Revenue margin(2)	18.31	17.52	79
Net charge-off rate(3)	5.52	5.74	(22)
Purchase volume(4)	$3,081	$2,773	11%

	March 31, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$8,303	$8,466	(2)%
30+ day delinquency rate(5)	5.14%	5.18%	(4	)bps
Allowance for loan and lease losses	$466	$472	(1)%

(1)	Average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(2)	Revenue margin is calculated by dividing revenues for the period by average loans held for investment during the period for the specified loan category.
(3)	The net charge-off rate is calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

The delinquency rate is calculated by loan category by dividing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $224 million in the first quarter of 2012, compared with net income from continuing operations of $215 million in the first quarter of 2011. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

On February 17, 2012, we acquired ING Direct, and the substantial majority of the lending and retail deposit businesses acquired are reported in the Consumer Banking segment. The acquisition resulted in the addition of loans with carrying value of $40.4 billion and deposits of $84.4 billion at acquisition.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Change
Selected income statement data:
Net interest income	$1,288	$983	31%
Non-interest income	176	186	(5)

Total revenue	1,464	1,169	25
Provision for credit losses	174	95	83
Non-interest expense	943	740	27

Income from continuing operations before income taxes	347	334	4
Income tax provision	123	119	3

Income from continuing operations, net of tax	$224	$215	4%

Selected performance metrics:
Average loans held for investment(1):
Auto	$22,582	$18,025	25%
Home loan	29,502	11,960	147
Retail banking	4,179	4,251	(2)

Total consumer banking	$56,263	$34,236	64%

Average yield on loans held for investment	7.20%	9.60%	(240	)bps
Average deposits	$129,915	$83,884	55%
Average deposit interest rate	0.73%	1.06%	(33	)bps
Core deposit intangible amortization	$37	$35	6%
Net charge-off rate(2)	0.77%	1.57%	(80	)bps
Net charge-off rate (excluding acquired loans)(1)(2)	1.29	1.82	(53)
Auto loan originations	$4,270	$2,571	66%

	March 31, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment(1):
Auto	$23,568	$21,779	8%
Home loan	49,550	10,433	375
Retail banking	4,182	4,103	2

Total consumer banking	$77,300	$36,315	113%

30+ day performing delinquency rate(3)(4)	1.63%	4.47%	(284	)bps
30+ day performing delinquency rate (excluding acquired loans)(3)(4)	3.63	3.98	(35)
30+ day delinquency rate(3)(4)	2.25	5.99	(374)
30+ day delinquency rate (excluding acquired loans) (3)(4)	5.01	6.78	(1.77)
Nonperforming loans rate(5)	0.77	1.79	(102)
Nonperforming loans rate (excluding acquired loans)(5)	1.71	2.03	(32)
Nonperforming asset rate(6)	0.82	1.94	(112)
Nonperforming asset rate (excluding acquired loans)(6)	1.83	2.20	(37)
Allowance for loan and lease losses	$718	$652	10%
Deposits	176,007	88,540	99
Loans serviced for others	17,586	17,998	(2)

(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank business combinations. The carrying value and outstanding unpaid principal balance of consumer banking acquired loans accounted for based on expected cash flows at acquisition was $42.7 billion and $44.3 billion as of March 31, 2012, respectively, and $4.2 billion and $5.2 billion, respectively, as of December 31, 2011. The average balance of consumer banking loans held for investment excluding the carrying value of acquired loans was $33.7 billion and $29.4 billion in the first quarter of 2012 and 2011, respectively.

(2)	The net charge-off rate is calculated by loan category by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(3)	The delinquency rate is calculated by loan category by dividing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(4)	The 30+ day performing delinquency rate based on the contractual past due status for acquired loans was 3.08% as of March 31, 2012 and 2.94% as of December 31, 2011.
(5)

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

(6)

Nonperforming assets consist of nonperforming loans and real estate owned (“REO”). The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category.

Net income generated by our Consumer Banking business of $224 million for the first quarter of 2012 represented an increase of $9 million over the first quarter of 2011. Key factors contributing to the increase in the results of our Consumer Banking business for the first quarter of 2012, compared with the first quarter of 2011 included the following:

•

Net Interest Income: Net interest income increased by $305 million, or 31%, in the first quarter of 2012. The increase was primarily attributable to the 64% increase in average loans held for investment due to higher originations in auto loans over the past twelve months as well as the acquisition of ING Direct home loans in the first quarter of 2012. The favorable impact more than offset the decline in loan yields, which was attributable to the lower yielding ING Direct portfolio.

•

Non-Interest Income: Non-interest income decreased by $10 million, or 5%, in the first quarter 2012. The decrease was primarily attributable to the implementation of the Dodd-Frank amendment related to debit interchange fees in late 2011. The decrease was partially offset by the addition of ING Direct deposits in the first quarter of 2012.

•

Provision for Credit Losses: The increase in the provision for credit losses was due to an allowance build of $66 million in the first quarter of 2012 primarily as a result of higher auto loan originations compared with an allowance release of $34 million in the same prior year quarter. The increase in provision was partially offset by improved net charge-offs attributable to continued improvement in the credit and economic conditions.

•

Non-Interest Expense: Non-interest expense increased by $203 million, or 27%, in the first quarter of 2012. The increase was largely attributable to the on-going operating expenses of ING Direct, the associated merger-related expenses for the acquisition, higher infrastructure expenditure resulting from continued investments in the home loan business and growth in auto originations.

•

Total Loans: Period-end loans held for investment in the Consumer Banking business grew by $41.0 billion, or 113%, to $77.3 billion as of March 31, 2012, from $36.3 billion as of December 31, 2011, primarily due to the acquisition of ING Direct home loans of $40.4 billion and increased originations in auto loans, partially offset by the continued run-off of our legacy home loan portfolios.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $87.5 billion, or 99%, to $176.0 billion as of March 31, 2012, from $88.5 billion as of December 31, 2011, primarily due to the addition of ING Direct deposits of $84.4 billion and a slight increase in deposits in our retail branch franchise.

•

Charge-off and Delinquency Statistics: The net charge-off and delinquency rates for the Consumer Banking business, improved during the first quarter of 2012 as a result of the improved economic environment, the addition of the ING Direct home loans portfolio and continued credit improvement on new auto loan originations. The net charge-off rate decreased to 0.77% for the first quarter of 2012, down from 1.57% for the prior year quarter. The 30+ day delinquency rate, which was 2.25% as of March 31, 2012, has declined from a rate of 5.99% as of December 31, 2011.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $210 million in the first quarter of 2012, compared with net income from continuing operations of $162 million in first quarter of 2011. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs. Because we have some tax-related commercial investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Change
Selected income statement data:
Net interest income	$431	$376	15%
Non-interest income	85	71	20

Total revenue	516	447	15
Provision for credit losses	(69)	(16)	331
Non-interest expense	261	212	23

Income (loss) from continuing operations before income taxes	324	251	29
Income tax provision (benefit)	114	89	28

Income (loss) from continuing operations, net of tax	$210	$162	30%

Selected performance metrics:
Average loans held for investment(1):
Commercial and multifamily real estate	$15,514	$13,579	14%
Commercial and industrial	17,038	14,630	16

Total commercial lending	32,552	28,209	15
Small-ticket commercial real estate	1,480	1,818	(19)

Total commercial banking	$34,032	$30,027	13%

Average yield on loans held for investment	4.47%	4.81%	(34	)bps
Average deposits	$27,569	$24,232	14%
Average deposit interest rate	0.37%	0.55%	(18	)bps
Core deposit intangible amortization	$9	$11	(18)%
Net charge-off rate(2)	0.19%	0.80%	(61	)bps
Net charge-off rate (excluding acquired loans)(2)	0.19	0.81	(62)

	March 31, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment(1):
Commercial and multifamily real estate	$15,702	$15,736	**	%
Commercial and industrial	17,761	17,088	4

Total commercial lending	33,463	32,824	2
Small-ticket commercial real estate	1,443	1,503	(4)

Total commercial banking	$34,906	$34,327	2%

Nonperforming loans rate(3)(4)	1.15%	1.08%	7	bps
Nonperforming loans rate (excluding acquired loans)(3)(4)	1.17%	1.10%	7	bps
Nonperforming asset rate(5)(6)	1.23	1.17	6
Nonperforming asset rate (excluding acquired loans)(5)(6)	1.25	1.18	7
Allowance for loan and lease losses	$636	$715	(11)%
Deposits	28,046	26,683	5

**	Change is less than one percent.
(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank business combinations. The carrying value and outstanding unpaid principal balance of commercial banking acquired loans accounted for based on expected cash flows at acquisition was $470 million and $542 million as of March 31, 2012, respectively, and $479 million and $546 million, respectively, as of December 31, 2011. The average balance of commercial banking loans held for investment excluding the carrying value of acquired loans was $33.5 billion and $29.5 billion in the first quarter of 2012 and 2011, respectively.
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

(5)

The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category.

(6)	Nonperforming assets consist of nonperforming loans and REO.

Key factors affecting the results of our Commercial Banking business for the first quarter of 2012, compared with the first quarter of 2011 included the following:

•

Net Interest Income: Our Commercial Banking business experienced an increase in net interest income of $55 million, or 15% in the first quarter of 2012. The increase was primarily driven by higher deposit and loan balances.

•	Non-Interest Income: Non-interest income increased by $14 million, or 20% in the first quarter of 2012 largely attributable to growth in fees from ancillary services.

•

Provision for Credit Losses: The provision for credit losses decreased by $53 million in the first quarter of 2012. The significant reduction in the provision for credit losses was due to lower charge-offs and higher allowance release in the first quarter of 2012 of $79 million compared to the allowance release in the first quarter of 2011 of $45 million.

•

Non-Interest Expense: Non-interest expense increased by $49 million, or 23%, in the first quarter of 2012. The increase was due to increase in expenses due to higher originations in our commercial real estate and commercial and industrial businesses, expansion into new markets and infrastructure investments.

•

Total Loans: Period-end loans in the Commercial Banking business increased by $579 million, or 2%, in the first quarter of 2012 to $34.9 billion as of March 31, 2012, from $34.3 billion as of December 31, 2011. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $1.4 billion, or 5%, to $28.0 billion as of March 31, 2012 from $26.7 billion as of December 31, 2011, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off Statistics: Credit metrics in our Commercial Banking business significantly improved in the first quarter of 2012 as a result of the improved economic environment. The net charge-off rate decreased to 0.19% in the first quarter of 2012 from 0.80% in the first quarter of 2011. The improvement in the net charge-off rate was attributable to improving credit trends and strengthening of underlying collateral values which is lowering loss severities and creating opportunities for recoveries on previously charged-off loans.

CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $294.5 billion as of March 31, 2012 increased by $88.5 billion, or 43%, from $206.0 billion as of December 31, 2011. Total liabilities of $257.5 billion as of March 31, 2012, increased by $81.1 billion, or 46%, from $176.4 billion as of December 31, 2011. Stockholders’ equity increased by $7.3 billion during the first three months of 2012, to $37.0 billion as of March 31, 2012 from $29.7 billion as of December 31, 2011. The increase in stockholders’ equity was primarily attributable to our net income of $1.4 billion in the first quarter of 2012 and the $5.8 billion in equity issuances in the first quarter of 2012.

Following is a discussion of material changes in the major components of our assets and liabilities during the first three months of 2012.

Investment Securities

Our investment securities portfolio, which had a fair value of $60.8 billion and $38.8 billion, as of March 31, 2012 and December 31, 2011, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans and home equity lines of credit; municipal securities; foreign government/agency bonds; covered bonds; and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented 72% of our total investment securities portfolio as of March 31, 2012, compared with 69% as of December 31, 2011.

All of our investment securities were classified as available for sale as of March 31, 2012 and reported in our consolidated balance sheet at fair value. Table 10 presents the amortized cost and fair value for the major categories of our investment securities as of March 31, 2012 and December 31, 2011.

Table 10: Investment Securities

	March 31, 2012		December 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$2,048	$2,053	$115	$124
U.S. Agency debt obligations(1)	172	179	131	138
Residential mortgage-backed securities (“RMBS”):
Agency(2)	36,781	37,260	24,980	25,488
Non-agency	4,069	3,946	1,340	1,162

Total RMBS	40,850	41,206	26,320	26,650
Commercial mortgage-backed securities (“CMBS”):
Agency(2)	4,337	4,365	697	711
Non-agency	1,195	1,220	459	476

Total CMBS	5,532	5,585	1,156	1,187

Asset-backed securities(3)	10,207	10,239	10,119	10,150
Other securities(4)	1,508	1,548	462	510

Total securities available for sale	$60,317	$60,810	$38,303	$38,759

(1)

Primarily consists of debt securities issued by Fannie Mae and Freddie Mac with amortized costs of $130 million as of both March 31, 2012 and December 31, 2011, and fair values of $136 million and $137 million, as of March 31, 2012 and December 31, 2011, respectively.

(2)

Consists of MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae with amortized costs of $15.5 billion, $10.4 billion, and $15.2 billion and $12.3 billion $8.9 billion and $4.5 billion, respectively, as of March 31, 2012 and December 31, 2011, respectively, and fair values of $15.7 billion, $10.6 billion, and $15.3 billion and $12.6 billion, $9.1 billion and $4.5 billion, respectively, as of March 31, 2012 and December 31, 2011, respectively. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of March 31, 2012.

(3)

Consists of securities collateralized by credit card loans, auto dealer floor plan inventory loans and leases, auto loans, student loans, equipment loans, and other. The distribution among these asset types was approximately 75% credit card loans, 12% auto dealer floor plan inventory loans and leases, 6% auto loans, 2% student loans, 2% equipment loans, and 3% other as of March 31, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 85% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of March 31, 2012, compared with 86% as of December 31, 2011.

(4)	Consists of foreign government/agency bonds, covered bonds, municipal securities and equity investments, primarily related to CRA activities.

Investment securities increased by $22.1 billion, or 57%, in the first quarter of 2012 to $60.8 billion as of March 31, 2012, from $38.8 billion as of December 31, 2011. The increase was primarily attributable to the acquisition of ING Direct which included investment securities of $30.2 billion at acquisition.

We sold approximately $7.3 billion of investment securities, consisting predominantly of agency MBS and FDIC notes in the first quarter of 2012. We recorded a net gain of $11 million on the sale of these securities. We provide additional information in “Market Risk Profile.”

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $721 million and gross unrealized losses of $228 million on available-for sale securities as of March 31, 2012, compared with gross unrealized gains of $683 million and gross unrealized losses of $227 million on available-for sale securities as of December 31, 2011. The substantial majority of the gross unrealized losses as of March 31, 2012 related to non-agency residential MBS. Of the $228 million gross unrealized losses as of March 31, 2012, $125 million related to securities that had been in a loss position for more than 12 months.

We recognized net OTTI on debt securities of $14 million in the first quarter of 2012. In comparison, we recognized net OTTI on investment securities of $3 million in the first quarter of 2011, which was due in part to the deterioration in the credit performance and outlook of certain non-agency securities as a result of continued weaknesses in the housing market.

We provide additional information on our available-for-sale securities in “Note 4—Investment Securities.”

Credit Ratings

Our investment securities portfolio continues to be heavily concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Approximately 91% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of both March 31, 2012 and December 31, 2011, while approximately 6% and 4% were below investment grade as of March 31, 2012 and December 31, 2011, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies S&P, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 11 provides information on the credit ratings of our non-agency residential MBS, non-agency commercial MBS and asset-backed securities, which accounted for the substantial majority of the unrealized losses related to our investment securities portfolio as of March 31, 2012 and December 31, 2011.

Table 11: Non-Agency Investment Securities Credit Ratings

	March 31, 2012				December 31, 2011
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency residential MBS	$4,069	1%	8%	91%	$1,340	—%	3%	97%
Non-agency commercial MBS	1,195	95	5	—	459	92	8	—
Asset-backed securities	10,207	85	14	1	10,119	86	14	—

Total Loans

Table 12 summarizes loans held for investment, net of the allowance for loan and lease losses, as of March 31, 2012 and December 31, 2011.

Table 12: Net Loans Held for Investment

	March 31, 2012			December 31, 2011
(Dollars in millions)	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$61,476	$2,671	$58,805	$65,075	$2,847	$62,228
Consumer Banking	77,300	718	76,582	36,315	652	35,663
Commercial Banking	34,906	636	34,270	34,327	715	33,612
Other	140	35	105	175	36	139

Total	$173,822	$4,060	$169,762	$135,892	$4,250	$131,642

Total loans held for investment increased by $37.9 billion, or 28%, in the first quarter of 2012 to $173.8 billion as of March 31, 2012, from $135.9 billion as of December 31, 2011. The increase was primarily attributable to the acquisition of ING Direct which included loans of $40.4 billion. Partially offsetting the increase in loans was the continued expected run-off of loans in businesses we exited or repositioned early in the economic recession, other loan pay downs and charge-offs. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile.”

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $88.3 billion, or 69%, in the first quarter of 2012, to $216.5 billion as of March 31, 2012, from $128.2 billion as of December 31, 2011. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. We provide additional information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings decreased to $17.4 billion as of March 31, 2012, from $23.0 billion as of December 31, 2011. The $5.6 billion decrease in our debt, which excludes securitized debt obligations, was primarily attributable to an approximately $5.8 billion decrease in short-term FHLB advances offset by an increase of $1.0 billion in unsecured senior debt. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $1.0 billion to $15.5 billion as of March 31, 2012, from $16.5 billion as of December 31, 2011. This decrease was attributable to pay downs of the loans underlying the consolidated non-credit card securitization trusts and the scheduled maturities of the debt within our credit card securitization trusts.

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

Table 13 presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of March 31, 2012 and December  31, 2011:

Table 13: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance		Original Unpaid Principal Balance
(Dollars in billions)	March 31, 2012	December 31, 2011	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	6	6	19	—	2	8	9
Uninsured Securitizations and Other	27	30	81	3	15	30	33

Total	$38	$41	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $19 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately $16 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $3 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $81 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $50 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $21 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $38 billion in unpaid principal balance remains outstanding as of March 31, 2012, approximately $15 billion in losses have been realized and approximately $10 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $10 billion original principal balance of mortgage loans for which we do not have complete information about the current holders or the underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.3 billion original principal balance of mortgage loans as of March 31, 2012, compared with $2.1 billion as of December 31, 2011. As of March 31, 2012, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $1.1 billion reserve relates to the $27 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages. We believe this is because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 14: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	196	359	131	686
Loans repurchased/made whole	(67)	(14)	(16)	(97)
Demands rescinded	(85)	(6)	(30)	(121)
Reclassifications(2)	6	72	(78)	—

Open claims as of December 31, 2011	$176	$1,243	$672	$2,091

Gross new demands received	107	50	172	329
Loans repurchased/made whole	(9)	(1)	(22)	(32)
Demands rescinded	(35)	—	(7)	(42)
Reclassifications(2)	—	1	(1)	—

Open claims as of March 31, 2012	$239	$1,293	$814	$2,346

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

(2)

Represents adjustments to correct the counterparty category as of March 31, 2012 and December 31, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests.

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

Moreover, although we often disagree with the GSEs about the validity of their repurchase requests, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses. Our lifetime representation and warranty reserves with respect to GSE loans are grounded in this history. Finally, as discussed in more detail below, one of our subsidiaries entered into a settlement with a GSE to resolve present and future repurchase claims in the first quarter of 2012. Our reserves allocated to the GSE segment reflect the amount of that settlement, which was paid after March 31, 2012.

For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization segment are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category each quarter, we consider current and future losses inherent within the securitization and apply legal judgment to the actual and anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Litigation and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

For the $3 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $81 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical activity and repurchase rates to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively irregular nature of repurchase activity within these categories. Some Uninsured Securitization investors from this category who have not made repurchase requests or filed representation and warranty lawsuits are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserves for all three subsidiaries were $1.1 billion as of March 31, 2012, as compared with $943 million as of December 31, 2011. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $169 million for the three months ended March 31, 2012, primarily driven by an increased reserve associated with a settlement between a subsidiary and a GSE to resolve present and future repurchase claims. This GSE settlement accounted for $95 million of the $169 million provision. The remainder of the provision is primarily driven by certain inactive insured securitizations becoming active insured securitizations in the first quarter.

During the first quarter of 2012, we had settlements of repurchase requests totaling $11 million that were charged against the reserve. The following table summarizes changes in our representation and warranty reserves for the three months ended March 31, 2012 and 2011, and for full year 2011:

Table 15: Changes in Representation and Warranty Reserve

	Three Months Ended March 31,		Full Year
(Dollars in millions)	2012	2011	2011
Representation and warranty repurchase reserve, beginning of period(1)	$943	$816	$816
Provision for repurchase losses(2)	169	44	212
Net realized losses	(11)	(14)	(85)

Representation and warranty repurchase reserve, end of period(1)	$1,101	$846	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $16 million and $5 million for the three months ended March 31, 2012 and 2011, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $153 million and $39 million, for the three months ended March 31, 2012 and 2011, respectively.

As indicated in the table below, most of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $16 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Table 16: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	March 31, 2012	December 31, 2011
GSEs and Active Insured Securitizations	$927	$778	$27
Inactive Insured Securitizations and Others	174	165	84

Total	$1,101	$943	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation, DBSP Litigation and the FHLB of Boston Litigation, could be as high as $1.5 billion, which is unchanged from the estimate provided as of December 31, 2011. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimated upper end of the amount of reasonably possible losses. There is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.4 billion and $340 million, respectively, as of March 31, 2012, and our maximum exposure to loss was $2.5 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

We also disclose Tier 1 common ratios, which are regulatory capital measures widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common capital. While these regulatory capital measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies.

Table 17 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards; and the capital ratios of the Banks under the OCC’s capital adequacy standards as of March 31, 2012 and December 31, 2011. Table 18 provides the details of the calculation of our capital ratios.

Table 17: Capital Ratios Under Basel I(1)

	March 31, 2012			December 31, 2011
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp.(2)
Tier 1 common(3)	11.9%	N/A	N/A	9.7%	N/A	N/A
Tier 1 risk-based capital(4)	13.9	4.0%	6.0%	12.0	4.0%	6.0%
Total risk-based capital(5)	16.5	8.0	10.0	14.9	8.0	10.0
Tier 1 leverage(6)	11.0	4.0	N/A	10.1	4.0	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	12.5%	4.0%	6.0%	11.2%	4.0%	6.0%
Total risk-based capital	16.5	8.0	10.0	15.0	8.0	10.0
Tier 1 leverage	10.9	4.0	5.0	10.2	4.0	5.0
Capital One, N.A.
Tier 1 risk-based capital	11.9%	4.0%	6.0%	11.0%	4.0%	6.0%
Total risk-based capital	13.2	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage	9.5	4.0	5.0	8.7	4.0	5.0
ING Bank, fsb.
Tier 1 risk-based capital	31.5%	4.0%	6.0%	N/A	N/A	N/A
Total risk-based capital	31.5	8.0	10.0	N/A	N/A	N/A
Tier 1 leverage	9.4	4.0	5.0	N/A	N/A	N/A

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common equity divided by risk-weighted assets.
(4)	Calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Calculated based on Total risk-based capital divided by risk-weighted assets.
(6)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

We exceeded minimum capital requirements and met the “well capitalized” ratio levels for total risk-based capital and Tier 1 risk-based capital under Federal Reserve rules for bank holding companies as of March 31, 2012. The Banks and ING Bank, fsb also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of March 31, 2012 and December 31, 2011.

Table 18: Risk-Based Capital Components Under Basel I(1)

(Dollars in millions)	March 31, 2012	December 31, 2011
Total stockholders’ equity	$36,950	$29,666
Less: Net unrealized gains recorded in AOCI(2)	(328)	(289)
Net losses on cash flow hedges recorded in AOCI(2)	70	71
Disallowed goodwill and other intangible assets(3)	(14,057)	(13,855)
Disallowed deferred tax assets	(902)	(534)
Other	(2)	(2)

Tier 1 common capital	21,731	15,057
Plus: Tier 1 restricted core capital items(4)	3,636	3,635

Tier 1 risk-based capital	25,367	18,692

Plus: Long-term debt qualifying as Tier 2 capital	2,438	2,438
Qualifying allowance for loan and lease losses	2,314	1,979
Other Tier 2 components	17	23

Tier 2 risk-based capital	4,769	4,440
Total risk-based capital	$30,136	$23,132

Risk-weighted assets(5)	$182,697	$155,657

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	Amounts presented are net of tax.
(3)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(4)	Consists primarily of trust preferred securities.
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

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or CCAR). Under the rules, bank holding companies with consolidated assets of $50.0 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy and the ability of the bank holding company to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters.

In January 2012, we submitted our capital plan to the Board of Governors of the Federal Reserve as part of the 2012 Comprehensive Capital Analysis and Review. On March 13, 2012, the Company was informed that the Federal Reserve had no objection to the capital actions contained in the Company’s capital plan submitted under CCAR.

Dividend Policy

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. We provide additional information on our dividend policy in our 2011 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds.”

Regulatory restrictions exist that limit the ability of the Banks and ING Bank, fsb to transfer funds to our bank holding company. Funds available for dividend payments from COBNA, CONA and ING Bank, fsb based on the Earnings Limitation Test were $2.8 billion, $814 million and $196 million, respectively, as of March 31, 2012. Although funds are available for dividend payments from the Banks, we would execute a dividend from the Banks in consultation with the OCC. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

Issuance of Shares to ING Sellers

In exchange for the equity interests and assets and liabilities associated with the ING Direct acquisition, we issued 54,028,086 shares of Capital One common stock with a fair value of $2.6 billion on February 17, 2012.

Equity and Debt Offering

On March 20, 2012 we closed a public offering of 24,442,706 shares of our common stock which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.24 billion. In addition, we issued $1.25 billion of our senior notes due 2015 in a public offering which closed on March 23, 2012. We used the net proceeds of these offerings along with cash sourced from current liquidity, to fund the consideration payable in connection with the acquisition of HSBC’s U.S credit card business.

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

HSBC Acquisition—U.S. Credit Card Business

We completed the transaction in which we acquired substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (the “HSBC Transaction”) for a purchase price of $31.3 billion on May 1, 2012. In the HSBC Transaction, we acquired $28.2 billion of credit card receivables and $0.6 billion in other net assets. We used the net proceeds from the equity and debt offerings described above, along with cash sourced from current liquidity, to fund the cash consideration payable in connection with the acquisition of HSBC’s U.S credit card business.

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

Risk Management Principles

Our risk management framework is intended to identify, assess and mitigate risks that affect or have the potential to affect our business. We target financial returns that compensate us for the amount of risk that we take and avoid excessive risk-taking. Our risk management framework consists of five key risk management principles:

•	Individual businesses take and manage risk within established tolerance levels in pursuit of strategic, financial and other business objectives.

•	Independent risk management organizations support individual businesses by providing risk management tools and policies and by aggregating risks; in some cases, risks are managed centrally.

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

•

Independent assurance functions, such as our Internal Audit and Credit Review teams, assess the governance framework and test transactions, business processes and procedures to provide assurance as to whether our risk programs are operating as intended.

For additional information on our risk management principles, see “MD&A—Risk Management” in our 2011 Form 10-K.

CREDIT RISK PROFILE

Our loan portfolio accounts for the substantial majority of our credit risk exposure. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.

We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, foreign exchange transactions and deposit overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheet Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 10—Derivative Instruments and Hedging Activities.”

Loan Portfolio Composition

We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial loans. For information on our lending policies and procedures, including our underwriting criteria, for our primary loan products, please refer to the “MD&A—Credit Risk Profile” section of our 2011 Form 10-K.

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets under restricted loans for securitization investors.

Table 19 presents the composition of our total loan portfolio, by business segments, as of March 31, 2012 and December 31, 2011.

Table 19: Loan Portfolio Composition

	March 31, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Credit Card business:
Credit card loans:
Domestic credit card loans	$51,607	29.7%	$54,682	40.3%
International credit card loans	8,303	4.8	8,466	6.2

Total credit card loans	59,910	34.5	63,148	46.5

Installment loans:
Domestic installment loans	1,566	0.9	1,927	1.4

Total installment loans	1,566	0.9	1,927	1.4

Total credit card	61,476	35.4	65,075	47.9

Consumer Banking business:
Auto	23,568	13.5	21,779	16.0
Home loan	49,550	28.5	10,433	7.7
Other retail	4,182	2.4	4,103	3.0

Total consumer banking	77,300	44.4	36,315	26.7

Commercial Banking business:(1)
Commercial and multifamily real estate	15,702	9.1	15,736	11.6
Commercial and industrial	17,761	10.2	17,088	12.6

Total commercial lending	33,463	19.3	32,824	24.2
Small-ticket commercial real estate	1,443	0.8	1,503	1.1

Total commercial banking	34,906	20.1	34,327	25.3

Other:
Other loans	140	0.1	175	0.1

Total loans	$173,822	100.0%	$135,892	100.0%

(1)	Includes construction and land development loans totaling $2.1 billion and $2.2 billion as of March 31, 2012 and December 31, 2011, respectively.

Credit Risk Measurement

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance, commercial loans. For information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K.

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

Delinquency Rates

Table 20 compares 30+ day performing loan delinquency rates, by loan category, as of March 31, 2012 and December 31, 2011. We also present total 30+ day delinquent loans.

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

The delinquency rates presented are calculated, by loan category, based on our total loan portfolio. We separately track and report the performance of acquired loans and exclude these loans from the numerator in calculating our net charge-off, delinquency, nonperforming loan and nonperforming asset rates.

Table 20: 30+ Day Delinquencies

	March 31, 2012				December 31, 2011
	30+ Day Performing		30+ Day Total		30+ Day Performing		30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card business:
Domestic credit card and installment loans	$1,730	3.25%	$1,730	3.25%	$2,073	3.66%	$2,073	3.66%
International credit card	427	5.14	427	5.14	438	5.18	438	5.18

Total credit card	2,157	3.51	2,157	3.51	2,511	3.86	2,511	3.86

Consumer Banking business:
Auto	1,149	4.87	1,210	5.13	1,498	6.88	1,604	7.36
Home loans(2)	76	0.15	436	0.88	93	0.89	478	4.58
Retail banking(2)	34	0.80	92	2.20	34	0.83	94	2.29

Total consumer banking(2)	1,259	1.63	1,738	2.25	1,625	4.47	2,176	5.99

Commercial Banking business:
Commercial and multifamily real estate(2)	232	1.48	401	2.55	217	1.38	342	2.17
Commercial and industrial(2)	162	0.91	226	1.27	78	0.45	152	0.89
Small-ticket commercial real estate	48	3.33	102	7.07	104	6.94	141	9.38

Total commercial banking(2)	442	1.27	729	2.09	399	1.16	635	1.85

Other:
Other loans	17	12.09	48	34.29	17	9.65	46	26.29

Total	$3,875	2.23%	$4,672	2.69%	$4,552	3.35%	$5,368	3.95%

(1)	Delinquency rates are calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(2)

The 30+ day performing delinquency rate, excluding acquired loans from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, commercial and industrial, and total commercial banking was 1.10%, 0.81%,3.63%,1.50%, 0.93% and 1.28%, respectively, as of March 31, 2012, compared with 1.47%, 0.84%, 5.06%, 1.40%, 0.46% and 1.18%, respectively, as of December 31, 2011.

Table 21 presents an aging of 30+ day delinquent loans included in the above table.

Table 21: Aging of 30+ Day Delinquent Loans

	March 31, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$173,822	100.00%	$135,892	100.00%

Delinquency status:
30 – 59 days	$2,047	1.18%	$2,306	1.70%
60 – 89 days	842	0.48	1,092	0.80
90 + days	1,783	1.03	1,970	1.45

Total	$4,672	2.69%	$5,368	3.95%

Geographic region:
Domestic	$4,245	2.44%	$4,930	3.63%
International	427	0.25	438	0.32

Total	$4,672	2.69%	$5,368	3.95%

(1)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

Table 22 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of March 31, 2012 and December 31, 2011. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 22: 90+ Days Delinquent Loans Accruing Interest

	March 31, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card(2)	$1,070	1.74%	$1,196	1.84%
Consumer	1	0.00	5	0.01
Commercial	9	0.03	41	0.12

Total	$1,080	0.62%	$1,242	0.91%

Geographic region:(3)
Domestic	$888	0.51%	$1,047	0.77%
International	192	0.11	195	0.14

Total	$1,080	0.62%	$1,242	0.91%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category.

(2)

Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $123 million and $105 million in the first quarter of 2012 and 2011, respectively. The reserve for uncollectible billed finance charges and fees totaled $79 million as of March 31, 2012, and $74 million as of December 31, 2011.

(3)	Calculated by dividing loans in each geographic region as of the end of the period by the total loan portfolio.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and foreclosed property and repossessed assets. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We do not report loans held for sale as nonperforming. In addition, we separately track and report acquired loans and disclose our delinquency and nonperforming loan rates with and without acquired loans.

Table 23 presents comparative information on nonperforming loans, by loan category, as of March 31, 2012 and December 31, 2011, and the ratio of nonperforming loans to our total loans. Nonperforming loans held for sale are excluded from nonperforming loans, as they are recorded at lower of cost or fair value.

Table 23: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	March 31, 2012(3)		December 31, 2011
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Auto	$61	0.26%	$106	0.48%
Home loans	445	0.90	456	4.37
Retail banking	85	2.03	90	2.18

Total consumer banking	591	0.77	652	1.79

Commercial Banking business:
Commercial and multifamily real estate	228	1.45	207	1.32
Commercial and industrial	113	0.64	125	0.73

Total commercial lending	341	1.02	332	1.01
Small-ticket commercial real estate	61	4.19	40	2.63

Total commercial banking	402	1.15	372	1.08

Other:
Other loans	37	26.56	35	20.42

Total nonperforming loans held for investment(4)	$1,030	0.59%	$1,059	0.78%

Other nonperforming assets:
Foreclosed property(5)	$326	0.19%	$169	0.13%
Repossessed assets	15	0.01	20	0.01

Total other nonperforming assets	341	0.20	189	0.14

Total nonperforming assets	$1,371	0.79%	$1,248	0.92%

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

(2)

The nonperforming loan ratios, excluding acquired loans from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, commercial and industrial, total commercial banking, and total nonperforming loans held for investment were 6.29%, 2.05%, 1.70%, 1.47%, 0.65%, 1.17% and 0.79%, respectively, as of March 31, 2012, compared with 7.22%, 2.21%, 2.03%, 1.33%, 0.75%, 1.10% and 0.81%, respectively, as of December 31, 2011. The nonperforming asset ratio, excluding acquired loans, was 1.05% and 0.95% as of March 31, 2012 and December 31, 2011, respectively.

(3)

We recognized interest income for loans classified as nonperforming of $12 million for the three months ended March 31, 2012. Interest income foregone related to nonperforming loans was $22 million for the three months ended

March 31, 2012. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 0.92% and 1.50% as of March 31, 2012 and December 31, 2011, respectively.
(5)	Includes $252 million and $86 million of foreclosed properties related to acquired loans, as of March 31, 2012 and December 31, 2011, respectively.

Total nonperforming loans included, TDRs totaling $176 million and $170 million as of March 31, 2012 and December 31, 2011, respectively. The decrease in our nonperforming loan ratio to 0.59% as of March 31, 2012, from 0.78% as of December 31, 2011 was primarily attributable to the improvement in the credit quality our consumer banking loans.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs.

Table 24 presents our net charge-off amounts and rates, by business segment, for the three months ended March 31, 2012, and 2011. We provide information on charge-off amounts by loan category below in Table 26.

Table 24: Net Charge-Offs

	Three Months Ended March 31,
	2012		2011
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit card(2)	$645	4.14%	$929	6.13%
Consumer banking(3)	109	0.77	134	1.57
Commercial banking(3)	16	0.19	60	0.80
Other	10	23.30	22	38.33

Total	$780	2.04%	$1,145	3.66%

Total excluding acquired loans	780	2.40	1,145	3.82

Average loans held for investment(4)	$152,900		$125,077
Average loans held for investment (excluding acquired loans)(4)	129,833		119,772

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.
(2)

Amounts attributable to Kohl’s Department Stores (‘Kohl’s”) under the revenue and loss-sharing arrangement reduced interest income by $222 million, reduced the provision for credit losses by $193 million and reduced net charge-offs by $40 million in the first quarter of 2012. The expected loss reimbursement from Kohl’s netted against our allowance for loan and lease losses was approximately $153 million and $139 million as of March 31, 2012 and December 31, 2011, respectively. See “Note 2—Acquisitions” for additional information.

(3)	Excludes losses on acquired loans. We separately track and report these loans. We provide additional information on the acquired loans in “Note 5—Loans.”
(4)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank business combinations. The carrying value and outstanding unpaid principal balance of acquired loans accounted for based on expected cash flows at acquisition was $43.2 billion and $44.3 billion as of March 31, 2012, respectively, and $4.7 billion and $5.2 billion, respectively, as of December 31, 2011.

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

Table 25 presents the loan balances as of March 31, 2012 and December 31, 2011 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 25 excludes loan modifications that do not meet the definition of a TDR and acquired loans, which we track and report separately. We provide additional detail on acquired loans below under “Acquired Loans.”

Table 25: Loan Modifications and Restructurings(1)

(Dollars in millions)	March 31, 2012	December 31, 2011
Modified and restructured loans:
Credit card(2)	$867	$898
Auto	70	58
Home loans	102	104
Retail banking	77	80
Commercial	440	426

Total	$1,556	$1,566

Status of modified and restructured loans:
Performing	$1,380	$1,396
Nonperforming	176	170

Total	$1,556	$1,566

(1)	Reflects modifications and restructuring of loans in our total loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in securitization trusts.
(2)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance commercial nonperforming loans and TDR loans. We do not report nonperforming consumer loans that have not been modified in a TDR as individually impaired, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance. Loans held for sale are also not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude loans acquired because these loans were recorded at fair value upon acquisition.

Impaired loans, including TDRs, totaled $1.8 billion as of March 31, 2012 and December 31, 2011. TDRs accounted for $1.6 billion of impaired loans as of both March 31, 2012 and December 31, 2011. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Acquired Loans

Our portfolio of acquired loans consists of loans acquired in the ING Direct and Chevy Chase Bank transactions, which were recorded at fair value at the date of acquisition. Acquired loans increased to $43.2 billion as of March 31, 2012, from $4.7 billion as of December 31, 2011. Because these loans are recorded at fair value, no allowance for loan and lease losses was recorded for these loans as of the acquisition date. However, we regularly update the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and losses, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We increased the allowance related to this pool of loans by $13 million for the three months ended March 31, 2012. We recorded impairment through our provision for credit losses of $13 million for the three months ended March 31, 2012. The cumulative impairment recognized on acquired loans totaled $40 million as of March 31, 2012 and $27 million as of December 31, 2011. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

The 30+ day performing delinquency rate for acquired loans, is calculated based on the contractual past due unpaid principal balance divided by the total outstanding unpaid principal balance of acquired loans as of the end of each period. The auto, home loan, retail banking and total consumer banking rates were 4.30%, 3.08%, 5.42% and 3.08%, respectively, as of March 31, 2012, compared with 5.31%, 2.93%, 2.20%, and 2.94%, respectively, as of December 31, 2011. The outstanding unpaid principal balance of the acquired loan portfolio as of March 31, 2012 was $44.3 billion compared with $5.2 billion as of December 31, 2011, respectively. We provide additional information on the acquired loans in “Note 5—Loans.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held-for-investment portfolio as of each balance sheet date. We do not maintain an allowance for held-for-sale loans or acquired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added. We describe our process for determining our allowance for loan and lease losses in “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K.

Table 26, which displays changes in our allowance for loan and lease losses for the three months, ended March 31, 2012 and December 31, 2011, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 26: Summary of Allowance for Loan and Lease Losses

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Balance at beginning of period, as reported	$4,250	$5,628
Provision for credit losses(1)(2)	579	570
Charge-offs:
Credit Card business:(2)
Domestic credit card and installment	(788)	(1,091)
International credit card	(167)	(194)

Total credit card	(955)	(1,285)

Consumer Banking business:
Auto	(140)	(141)
Home loan	(24)	(32)
Retail banking	(20)	(31)

Total consumer banking	(184)	(204)

Commercial Banking business:
Commercial and multifamily real estate	(9)	(25)
Commercial and industrial	(11)	(11)

Total commercial lending	(20)	(36)
Small-ticket commercial real estate	(16)	(33)

Total commercial banking	(36)	(69)
Other loans	(11)	(22)

Total charge-offs	(1,186)	(1,580)

Recoveries:
Credit Card business:
Domestic credit card and installment	257	287
International credit card	52	69

Total credit card	309	356

Consumer Banking business:
Auto	61	52
Home loans	9	10
Retail banking	6	7

Total consumer banking	76	69

Commercial Banking business:
Commercial and multifamily real estate	5	5
Commercial and industrial	14	3

Total commercial lending	19	8
Small-ticket commercial real estate	1	1

Total commercial banking	20	9
Other loans	1	1

Total recoveries	406	435

Net charge-offs	(780)	(1,145)
Impact from loan sales and other changes(3)	11	14

Balance at end of period(2)	$4,060	$5,067

Allowance for loan and lease losses as a percentage of loans held for investment	2.34	4.08%

Allowance for loan and lease losses by geographic distribution:
Domestic	$3,594	$4,498
International	466	569

Total allowance for loan and lease losses	$4,060	$5,067

Allowance for loan and lease losses by loan category:
Domestic card	$2,205	$3,007
International card	466	569
Consumer banking	718	640
Commercial banking	636	785
Other	35	66

Allowance for loan and lease losses	$4,060	$5,067

(1)	Excludes a negative provision for unfunded lending commitments of $6 million and $36 million for the three months ended March 31, 2012 and 2011, respectively.
(2)

Amounts attributable to Kohl’s Department Stores (‘Kohl’s”) under the revenue and loss-sharing arrangement reduced interest income by $222 million, reduced the provision for credit losses by $193 million and reduced net charge-offs by $40 million in the first quarter of 2012. The expected loss reimbursement from Kohl’s netted against our allowance for loan and lease losses was approximately $153 million and $139 million as of March 31, 2012 and December 31, 2011, respectively. See “Note 2—Acquisitions” for additional information.

(3)	Includes foreign translation adjustments of $11 million and $14 million for the three months ended March 31, 2012 and 2011, respectively.

Table 27 presents an allocation of our allowance for loan and lease losses by loan category as of March 31, 2012 and December 31, 2011.

Table 27: Allocation of the Allowance for Loan and Lease Losses

	March 31, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Credit Card:
Domestic credit card and installment	$2,205	4.15%	$2,375	4.20%
International credit card	466	5.61	472	5.58

Total credit card	2,671	4.34	2,847	4.37

Consumer Banking:
Auto	459	1.95	391	1.80
Home loan	102	0.21	98	0.94
Retail banking	157	3.75	163	3.97

Total consumer banking	718	0.93	652	1.80

Commercial Banking:
Commercial and multifamily real estate	375	2.39	415	2.64
Commercial and industrial	173	0.97	199	1.17

Total commercial lending	548	1.64	614	1.87
Small-ticket commercial real estate	88	6.13	101	6.75

Total commercial banking	636	1.82	715	2.08

Other loans	35	25.00	36	20.57

Total	$4,060	2.34%	$4,250	3.13%

Total allowance coverage ratios:
Period-end loans	$173,822	2.34%	$135,892	3.13%
Nonperforming loans(2)	1,030	394.17	1,059	401.32
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,157	123.83%	$2,511	113.38%
Consumer banking (30 + day delinquent loans)	1,738	41.31	2,176	29.96
Commercial banking (nonperforming loans)	402	158.20	372	192.20

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

As permitted by regulatory guidance issued by the FFEIC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 132.85% as of March 31, 2012 and 132.48% as of December 31, 2011.

Our allowance for loan and lease losses decreased by $190 million during the first quarter of 2012 to $4.1 billion. The decrease in our allowance reflected the continued improvement in credit performance trends across our portfolios as a result of the slowly improving economy coupled with actions we have taken over the past several years to tighten our underwriting standards and exit certain portfolios. Our allowance as a percentage of our total loan portfolio also decreased to 2.34% as of March 31, 2012, from 3.13% as of December 31, 2011.

LIQUIDITY RISK PROFILE

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents and unencumbered available-for-sale securities. Table 28 below presents the composition of our liquidity reserves as of March 31, 2012 and December 31, 2011. Our liquidity reserves increased by $47.5 billion in the first quarter of 2012 to $83.3 billion as of March 31, 2012. This increase was primarily driven by an increase in available-for-sale securities from our acquisition of ING Direct and an increase in cash from our equity and debt offerings during the first quarter of 2012.

Table 28: Liquidity Reserves

(Dollars in millions)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$30,656	$5,838
Securities available-for-sale(1)	60,810	38,759
Less: Pledged available-for-sale securities	(8,215)	(8,762)

Unencumbered available-for-sale securities	52,595	29,997

Total liquidity reserves	$83,251	$35,835

(1)	The weighted average life of our available-for-sale securities was approximately 3.0 and 2.9 years as of March 31, 2012 and December 31, 2011, respectively.

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. We have expanded our opportunities for deposit growth through direct and indirect marketing channels, our existing branch network and branch expansion. These channels offer a broad range of deposit products that include demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit. Table 29 presents the composition of our deposits by type as of March 31, 2012 and December  31, 2011.

Table 29: Deposits

(Dollars in millions)	March 31, 2012	December 31, 2011
Non-interest bearing	$19,274	$18,281
NOW accounts	35,117	15,038
Money market deposit accounts	109,448	46,496
Savings accounts	32,159	31,433
Other consumer time deposits	13,969	11,471

Total core deposits	209,967	122,719
Public fund certificates of deposit $100,000 or more	77	85
Certificates of deposit $100,000 or more	5,135	4,501
Foreign time deposits	1,349	921

Total deposits	$216,528	$128,226

Total deposits increased by $88.3 billion, or 69%, in the first quarter of 2012 to $216.5 billion as of March 31, 2012. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. Of our total deposits, approximately $1.3 billion and $921 million were held in foreign banking offices as of March 31, 2012 and December 31, 2011, respectively. Large domestic denomination certificates of deposits of $100,000 or more represented $5.2 billion and $4.6 billion of our total deposits as of March 31, 2012 and December 31, 2011, respectively.

We have brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are included in money market deposit accounts and other consumer time deposits in Table 29 above. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA, CONA and ING Bank, fsb were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of March 31, 2012, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $12.5 billion, or 5.8% of total deposits, as of March 31, 2012. Brokered deposits totaled $13.0 billion, or 10% of total deposits, as of December 31, 2011. Based on our historical access to the brokered deposit market, we expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

Short-Term Borrowings

We also have access to and utilize various other short-term borrowings to support our operations. These borrowings are generally in the form of federal funds purchased and resale agreements, most of which are overnight borrowings. Other short-term borrowings do not represent a significant portion of our overall funding.

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

Our debt, including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $17.4 billion as of March 31, 2012, decreased from $23.0 billion as of December 31, 2011. We had no open committed loan securitization conduit lines as of March 31, 2012. The $5.6 billion decrease in our debt, excluding securitized debt obligations, was primarily attributable to a $6.5 billion decrease in short-term borrowings, a decrease of $282 million due to the maturity of outstanding senior notes, and the proceeds of approximately $1.25 billion from the issuance of new senior notes. We participate in the federal funds market daily to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in a time of need. We expect monthly fluctuations in our borrowings, as borrowing amounts are highly dependent on our counterparties’ cash positions. Our FHLB membership is secured by our investment in FHLB stock, which totaled $802 million as of March 31, 2012.

Table 30 presents our short-term borrowings and long-term debt and the maturity profile based on expected maturities as of March 31, 2012. We provide additional information on our short-term borrowings and long-term debt in “Note 9—Deposits and Borrowings.”

Table 30: Expected Maturity Profile of Short-term Borrowings and Long-term Debt

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$770	—	—	—	—	—	770

Total short-term borrowings	770	—	—	—	—	—	770

Long-term debt:
Securitized debt obligations	5,116	3,065	1,662	905	2,678	2,048	15,474
Senior and subordinated notes:
Unsecured senior debt	0	580	3,288	410	1,000	2,772	8,050
Unsecured subordinated debt	354	517	106	0	1,186	1,735	3,898

Total senior and subordinated notes	354	1,097	3,394	410	2,186	4,507	11,948

Other long-term borrowings:
Junior subordinated debt	0	0	0	0	0	3,641	3,641
FHLB advances	12	34	932	19	20	35	1,052

Other long-term borrowings	12	34	932	19	20	3,676	4,693

Total long-term debt(1)	5,482	4,196	5,988	1,334	4,884	10,231	32,115

Total short-term borrowings and long-term debt	$6,252	4,196	5,988	1,334	4,884	10,231	32,885

Percentage of total	19%	13%	18%	4%	15%	31%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $28.9 million as of March 31, 2012.

Borrowing Capacity

As of March 31, 2012, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debt securities, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. During the first quarter of 2012, we issued new senior notes in the total amount of $1.25 billion, due in 2015. We filed a new effective shelf registration statement with the SEC on April 30, 2012 which will expire three years from the filing date.

In addition to issuance capacity under the shelf registration statement, we also have access to FHLB Advances and Letters of Credit with a maximum borrowing capacity of $29.3 billion as of March 31, 2012. We had $1.3 billion outstanding as of March 31, 2012, and $28.0 billion still available to us to borrow against under this program. This funding source is non-revolving, and funding availability is subject to market conditions. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit ratings agencies, Moody’s, S&P, Fitch and DBRS. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 31 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2012.

Table 31: Senior Unsecured Debt Credit Ratings

(Dollars or dollar equivalents in millions)	March 31, 2012
	Capital One Financial Corporation		Capital One Bank (USA), N.A.		Capital One, N.A.
Moody’s	Baa1		A3		A3
S&P	BBB		BBB+		BBB+
Fitch	A-		A-		A-
DBRS	BBB	**	A	*	A	*

*	low
**	high

As of April 30, 2012, Moody’s and DBRS had us on a stable outlook, while S&P and Fitch had us on negative outlook.

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

Market Risk Management

We employ several techniques to manage our interest rate and foreign currency risk, which include, but are not limited to, changing the maturity and re-pricing characteristics of our various assets and liabilities. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts decreased to $49.7 billion as of March 31, 2012, from $73.2 billion as of December 31, 2011. This decrease was primarily attributable to the termination of interest-rate swaps we entered into in the second half of 2011 to manage the anticipated impact of the ING Direct acquisition on our market risk exposure and regulatory capital requirements.

From the date we entered into the agreement to acquire ING Direct to early August 2011, interest rates declined substantially, which resulted in an increase in the estimated fair value of the ING Direct net assets and liabilities. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, in early August 2011, we entered into various interest-rate swap transactions with a total notional principal amount of approximately $23.8 billion. We subsequently rebalanced the hedge in October 2011 adding an additional $1.0 billion in notional principal for a total combined notional principal amount of approximately $24.8 billion. These combined swap transactions were intended to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in early 2012. Although the interest-rate swaps represented economic hedges, they were not designated for hedge accounting under U.S. GAAP. Therefore, we recorded changes in the fair value of these interest-rate swaps in earnings.

In 2011, we recorded a mark-to-market loss of $277 million related to these interest-rate swaps, which was attributable to the decline in interest rates. In conjunction with the acquisition of ING Direct on February 17, 2012, we terminated the $24.8 billion in interest-rate swaps related to the acquisition and recorded an additional mark-to-market loss of $78 million in the first quarter of 2012 in our consolidated statement of income as a component of non-interest income. The cumulative mark-to-market loss on these interest-rate swaps from inception to termination totaled $355 million.

The fair value of the net assets acquired from ING Direct of $9.6 billion at acquisition exceeded the purchase price of $9.0 billion, resulting in the recognition of a bargain purchase gain of $594 million in the first quarter of 2012, which is reported separately under non-interest expense on our consolidated statement of income. A substantial portion of the assets acquired from ING Direct were mortgage-related assets, which generally decrease in value as interest rates rise and increase in value as interest rates fall. The bargain purchase gain was driven largely driven by a substantial decline in long-term interest rates between the period shortly after our announcement of the ING Direct acquisition and its closing, which resulted in an increase in the fair value of the acquired mortgage assets and the overall net fair value of assets acquired.

We believe the interest-rate swaps related to the ING Direct acquisition were effective in meeting our hedging objective. See “Note 10—Derivative Instruments and Hedging Activities” for additional information.

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

Under our current asset/liability management policy, our objective is to: (i) limit the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months and (ii) limit the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% during the first quarter of 2012. Given the level of short-term rates as of March 31, 2012 and December 31, 2011, a scenario where interest rates would decline by 200 basis points is not plausible. In 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease, except in scenarios where a 50 basis point decline would result in a rate less than 0% (in which case we assume a rate scenario of 0%), to compensate for the continued low rate environment. Our current asset/liability management policy also includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.

Table 34 shows the estimated percentage impact on our adjusted projected net interest income and economic value of equity, calculated under our base case interest rate scenario, as of March 31, 2012 and December 31, 2011, resulting from selected hypothetical interest rate scenarios. Our adjusted projected net interest income consists of net interest income adjusted to include changes in the fair value of mortgage service rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next twelve months. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates in measuring the sensitivity of the valuation of our economic value of equity.

Table 32: Interest Rate Sensitivity Analysis

		December 31, 2011
(Dollars in millions)	March 31, 2012	Excluding ING Direct Swaps(1)	Including ING Direct Swaps
Impact on adjusted projected base-line net interest income:
+ 200 basis points	0.5%	1.2%	13.7%
- 50 basis points	(0.3)	(0.5)	(3.9)
Impact on adjusted projected base-line net interest income:
+ 200 basis points	(1.4)	(1.0)	3.2
- 50 basis points	(0.9)	(0.4)	(1.5)

(1)	Calculated excluding the impact of the interest-rate swap transactions of approximately $24.8 billion entered into to mitigate some of the interest rate risk related to the ING Direct acquisition.

Because of the large but temporary impact of the ING Direct-related swap transactions on our standard interest rate risk reporting measures, we expanded our standard interest rate sensitivity analysis to present our interest rate risk measures as of December 31, 2011 both with and without the impact of the $24.8 billion of interest rate swaps described above. This presentation highlights changes in our core interest rate risk profile and the incremental impact of the ING Direct-related swaps on our core profile over the time period that the swaps were outstanding. Excluding the $24.8 billion swap transactions, our interest rate sensitivity measures reflect that we became less asset sensitive between December 31, 2011 and March 31, 2012. Our projected net interest income and economic value of equity sensitivity measures, both including and excluding the impact of the ING Direct related swap transactions, were within our prescribed asset/liability policy limits as of March 31, 2012 and December 31, 2011. As noted above, in conjunction with our close of the ING Direct acquisition on February 17, 2012, we terminated the ING Direct related swap transactions in February 2012.

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

SUPERVISION AND REGULATION

We provide information on our supervision and regulation in our 2011 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K for information concerning recently issued accounting pronouncements, including those that we have not yet adopted and that will likely affect our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, expenses, capital measures, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the acquisition of ING Direct and the HSBC Transaction (collectively, the “Transactions”); and the assumptions that underlie these matters.

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

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•	the possibility that we may not fully realize the projected cost savings and other projected benefits of the Transactions;

•	difficulties and delays in integrating the assets and businesses acquired in the Transactions;

•	business disruption following the Transactions;

•	diversion of management time on issues related to the Transactions, including integration of the assets and businesses acquired;

•	reputational risks and the reaction of customers and counterparties to the Transactions;

•	disruptions relating to the Transactions negatively impacting our ability to maintain relationships with customers, employees and suppliers;

•	changes in asset quality and credit risk as a result of the Transactions;

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

Any forward-looking statements made by or on behalf of Capital One speak only as of the date they are made or as of the date indicated, and Capital One does not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this report, see the risk factors in this report in “Part II—Item 1A. Risk Factors” and in our 2011 Form 10-K in “Part I—Item 1A. Risk Factors.”

SUPPLEMENTAL TABLES

TABLE A—RECONCILIATION OF NON-GAAP MEASURES AND CALCULATION OF REGULATORY CAPITAL MEASURES

(Dollars in millions) (unaudited)	March 31, 2012	December 31, 2011
Stockholders’ Equity to Non-GAAP Tangible Common Equity
Total stockholders’ equity	$36,950	$29,666
Less: Intangible assets(1)	(14,110)	(13,908)

Tangible common equity	$22,840	$15,758

Total Assets to Tangible Assets
Total assets	$294,481	$206,019
Less: Assets from discontinued operations	(304)	(305)

Total assets from continuing operations	294,177	205,714
Less: Intangible assets(1)	(14,110)	(13,908)

Tangible assets	$280,067	$191,806

Non-GAAP TCE Ratio
Tangible common equity	$22,840	$15,758
Tangible assets	280,067	191,806
TCE ratio(2)	8.2%	8.2%
Regulatory Capital and Non-GAAP Tier 1 Common Equity Ratios
Total stockholders’ equity	$36,950	$29,666
Less: Net unrealized gains recorded in AOCI(3)	(328)	(289)
Net losses on cash flow hedges recorded in AOCI(3)	70	71
Disallowed goodwill and other intangible assets(4)	(14,057)	(13,855)
Disallowed deferred tax assets	(902)	(534)
Other	(2)	(2)

Tier 1 common capital	$21,731	$15,057
Plus: Tier 1 restricted core capital items(5)	3,636	3,635

Tier 1 capital	$25,367	$18,692

Plus: Long-term debt qualifying as Tier 2 capital	2,438	2,438
Qualifying allowance for loan and lease losses	2,314	1,979
Other Tier 2 components	17	23

Tier 2 capital	$4,769	$4,440

Total risk-based capital(6)	$30,136	$23,132

Risk-weighted assets(7)	$182,697	$155,657

Tier 1 common ratio(8)	11.9%	9.7%
Tier 1 risk-based capital ratio(9)	13.9%	12.0%
Total risk-based capital ratio(10)	16.5%	14.9%

(1)	Includes impact from related deferred taxes.
(2)	Calculated based on tangible common equity divided by tangible assets.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Consists primarily of trust preferred securities.
(6)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.

(7)	Calculated based on prescribed regulatory guidelines.
(8)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(9)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(10)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Information and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	March 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$2,183	$2,097
Interest-bearing deposits with banks	28,165	3,399
Federal funds sold and securities purchased under agreements to resell	308	342

Cash and cash equivalents	30,656	5,838
Restricted cash for securitization investors	1,090	791
Securities available for sale, at fair value	60,810	38,759
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	128,927	88,242
Restricted loans for securitization investors	44,895	47,650

Total loans held for investment	173,822	135,892
Less: Allowance for loan and lease losses	(4,060)	(4,250)

Net loans held for investment	169,762	131,642
Loans held for sale, at lower-of-cost-or-fair value	627	201
Accounts receivable from securitizations	96	94
Premises and equipment, net	3,062	2,748
Interest receivable	1,157	1,029
Goodwill	13,595	13,592
Other	13,626	11,325

Total assets	$294,481	$206,019

Liabilities:
Interest payable	$384	$466
Customer deposits:
Non-interest bearing deposits	19,274	18,281
Interest bearing deposits	197,254	109,945

Total customer deposits	216,528	128,226
Securitized debt obligations	15,474	16,527
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	770	1,464
Senior and subordinated notes	11,948	11,034
Other borrowings	4,693	10,536

Total other debt	17,411	23,034
Other liabilities	7,734	8,100

Total liabilities	257,531	176,353

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares; zero shares issued or outstanding as of March 31, 2012 and December 31, 2011	0	0
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 629,802,435 and 508,594,308 issued as of March 31, 2012 and December 31, 2011, respectively	6	5
Paid-in capital, net	25,136	19,274
Retained earnings	14,841	13,462
Accumulated other comprehensive income	253	169
Less: Treasury stock, at cost; 49,576,117 and 48,647,091 shares as of March 31, 2012 and December 31, 2011, respectively	(3,286)	(3,244)

Total stockholders’ equity	36,950	29,666

Total liabilities and stockholders’ equity	$294,481	$206,019

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2012	2011
Interest income:
Loans held for investment, including past-due fees	$3,655	$3,417
Investment securities	298	316
Other	26	19

Total interest income	3,979	3,752

Interest expense:
Deposits	311	322
Securitized debt obligations	80	140
Senior and subordinated notes	88	64
Other borrowings	86	86

Total interest expense	565	612

Net interest income	3,414	3,140
Provision for credit losses	573	534

Net interest income after provision for credit losses	2,841	2,606

Non-interest income:
Service charges and other customer-related fees	415	525
Interchange fees, net	328	320
Total other-than-temporary losses	(4)	(23)
Portion of other-than-temporary losses recorded in AOCI	(10)	20

Net other-than-temporary impairment losses recognized in earnings	(14)	(3)
Bargain purchase gain	594	0
Other	198	100

Total non-interest income	1,521	942

Non-interest expense:
Salaries and associate benefits	891	741
Marketing	321	276
Communications and data processing	173	164
Supplies and equipment	150	135
Occupancy	123	119
Other	846	727

Total non-interest expense	2,504	2,162

Income from continuing operations before income taxes	1,858	1,386
Income tax provision	353	354

Income from continuing operations, net of tax	1,505	1,032
Loss from discontinued operations, net of tax	(102)	(16)

Net income	1,403	1,016
Dividends and undistributed earnings allocated to participating securities	(7)	0

Net income available to common stockholders	$1,396	$1,016

Basic earnings per common share:
Income from continuing operations	$2.94	$2.27
Loss from discontinued operations	(0.20)	(0.03)

Net income per basic common share	$2.74	$2.24

Diluted earnings per common share:
Income from continuing operations	$2.92	$2.24
Loss from discontinued operations	(0.20)	(0.03)

Net income per diluted common share	$2.72	$2.21

Dividends paid per common share	$0.05	$0.05

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net income	$1,403	$1,016
Other comprehensive income (loss), net of taxes:
Unrealized loss on securities, net of taxes of $4 million and $27 million as of March 31, 2012 and 2011, respectively	(6)	(50)
Other-than-temporary impairment not recognized in earnings, net of taxes of $(20) million and $2 million as of March 31, 2012 and 2011, respectively	34	(4)
Foreign currency translation adjustments	55	59
Unrealized gain (loss) on cash flow hedge net of taxes of $4 million as of March 31, 2011	1	(8)

Other comprehensive income (loss)	84	(3)

Comprehensive income	$1,487	$1,013

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2011	508,594,308	$5	$19,274	$13,462	$169	$(3,244)	$29,666
Comprehensive income				1,403	84		1,487
Cash dividends—common stock $0.05 per share				(24)			(24)
Purchases of treasury stock						(42)	(42)
Issuances of common stock and restricted stock, net of forfeitures	66,668,816		3,188				3,188
Exercise of stock options and tax benefits of exercises and restricted stock vesting	511,225		16				16
Compensation expense for restricted stock awards and stock options			21				21
Issuance of common stock related to acquisition	54,028,086	1	2,637				2,638

Balance as of March 31, 2012	629,802,435	$6	$25,136	$14,841	$253	$(3,286)	$36,950

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Operating activities:
Income from continuing operations, net of tax	$1,505	$1,032
Loss from discontinued operations, net of tax	(102)	(16)

Net income	1,403	1,016

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	573	534
Depreciation and amortization, net	234	167
Net gains on sales of securities available for sale	(11)	(3)
Bargain purchase gain	(594)	0
Loans held for sale:
Originations/Transfers in	(860)	(29)
(Gains) losses on sales	(16)	5
Proceeds from sales	450	135
Stock plan compensation expense	63	75
Changes in operating assets and liabilities, net of effects of acquisitions
Decrease in interest receivable	42	45
(Increase) decrease in accounts receivable from securitizations	(2)	6
Decrease in other assets	686	474
Decrease in interest payable	(82)	(77)
Decrease in other liabilities	(572)	(506)
Net cash provided by operating activities attributable to discontinued operations	152	27

Net cash provided by operating activities	1,466	1,869

Investing activities:
Increase in restricted cash for securitization investors	(299)	(954)
Purchases of securities available for sale	(4,007)	(3,582)
Proceeds from paydowns and maturities of securities available for sale	4,839	2,597
Proceeds from sales of securities available for sale	7,337	846
Net decrease in loans held for investment	1,275	1,713
Principal recoveries of loans previously charged off	406	435
Additions of premises and equipment	(156)	(67)
Net cash provided by (payment for) companies acquired, net of cash received	13,740	(1,444)

Net cash provided by (used in) investing activities	23,135	(456)

Financing activities:
Net increase in deposits	3,877	3,236
Net decrease in securitized debt obligations	(1,053)	(2,409)
Net increase (decrease) in other borrowings	(6,713)	512
Maturities of senior notes	(282)	0
Issuance of senior and subordinated notes and junior subordinated debentures	1,250	0
Purchases of treasury stock	(42)	(38)
Dividends paid on common stock	(24)	(23)
Net proceeds from issuances of common stock	3,188	8
Proceeds from share-based payment activities	16	23

Net cash provided by financing activities	217	1,309

Increase in cash and cash equivalents	24,818	2,722
Cash and cash equivalents at beginning of the period	5,838	5,249

Cash and cash equivalents at end of the period	$30,656	$7,971

Supplemental cash flow information:
Non-cash items:
Excess of the net fair value of assets acquired over consideration transferred for acquired businesses	$(594)	$3

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, which was established in 1995, is a diversified financial services holding company headquartered in McLean, Virginia. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries include Capital One Bank (USA), National Association (“COBNA”), Capital One, National Association (“CONA”) and ING Bank, fsb. The Company and its subsidiaries are hereafter collectively referred to as “we,” “us” or “our.” CONA and COBNA are hereafter collectively referred to as the “Banks.” As one of the 10 largest banks in the United States based on deposits, we serve banking customers across the U.S. through the internet and through branch locations primarily in New York, New Jersey, Texas, Louisiana, Maryland, Virginia and the District of Columbia. In addition to bank lending and depository services, we offer credit and debit card products, mortgage banking and treasury management services. We offer our products outside of the United States principally through operations in the United Kingdom and Canada.

In 2011, we entered into a purchase and sale agreement with ING Groep N.V., ING Bank N.V., ING Direct N.V., ING Direct Bancorp (collectively, the “ING Sellers”), under which we would acquire substantially all of the ING Sellers’ ING Direct business in the United States (“ING Direct”). On February 17, 2012, we closed the acquisition of ING Direct, which included (i) the acquisition of all the equity interests of ING Bank, fsb, (ii) the acquisition of all the equity interests of each of WS Realty, LLC and ING Direct Community Development LLC and (iii) the acquisition of certain other assets and the assumption of certain other liabilities of ING Direct Bancorp. See “Note 2—Acquisitions” for additional information related to the ING Direct acquisition.

Our principal operations are organized into three primary business segments, which are defined based on the products and services provided, or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type. We provide additional information on the realignment of our Commercial Banking business segment below under “Business Segment Results” and in “Note 14—Business Segments” of this Report.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2011 Form 10-K under “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.” Below we describe accounting standards that we adopted in 2012 and recently issued accounting standards that we have not yet adopted.

Accounting Standards Adopted in 2012

Goodwill Impairment

In September 2011, the FASB issued guidance that is intended to simplify goodwill impairment testing by providing entities with the option to first assess qualitatively whether it is necessary to perform the two-step quantitative analysis currently required. If an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Otherwise, goodwill is deemed to be not impaired and no further evaluation analysis would be necessary. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The amended guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the amended guidance on January 1, 2012. We had $13.6 billion in goodwill as of March 31, 2012, the value of which was not affected by the adoption of this standard.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance that revises the manner in which comprehensive income is required to be presented in financial statements. The new guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The guidance eliminates the option to present components of other comprehensive income in the statement of changes in stockholders’ equity. It does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The guidance requires retrospective application and was effective for interim and annual periods beginning on or after December 15, 2011. We adopted the guidance in the first quarter of 2012 and elected to present other comprehensive income in a separate statement immediately following our consolidated statement of income. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity since it impacts presentation only.

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement principles and expands the existing disclosure requirements for fair

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

value measurements. The amended guidance was effective for public entities during interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We adopted the amended guidance in the first quarter of 2012. The change in fair value measurement principles did not result in any changes to the fair value of our assets or liabilities carried at fair value and thus, had no effect on our financial condition, results of operations or liquidity. The new disclosures required by the amended guidance are included in “Note 13—Fair Value of Financial Instruments”.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to the guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. We adopted the amended guidance on January 1, 2012 which did not have a material impact on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS

We regularly explore opportunities to enter into strategic partnership agreements or acquire financial services companies and businesses to expand our distribution channels and grow our customer base. We may structure these transactions with both an initial payment and later contingent payments tied to future financial performance. In some partnership agreements, we may enter into collaborative risk-sharing arrangements that provide for revenue and loss sharing. We provide information on our accounting for acquisitions and partnership agreements in “Note 2—Acquisitions and Restructuring Activities” of our 2011 Form 10-K.

2012 Acquisitions

ING Direct

On June 16, 2011, we entered into a purchase and sale agreement with ING Sellers, under which we would acquire ING Direct. On February 17, 2012, we closed the acquisition of ING Direct, which included (i) the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

acquisition of all the equity interests of ING Bank, fsb, (ii) the acquisition of all equity interests of each of WS Realty LLC and ING Direct Community Development LLC and (iii) the acquisition of certain other assets and the assumption of certain other liabilities of ING Direct Bancorp. Headquartered in Wilmington, Delaware, ING Direct is the largest direct bank in the United States. The ING Direct acquisition strengthens our customer franchise and brand and adds over seven million customers and approximately $84.4 billion in deposits to our Consumer Banking segment. With the ING Direct acquisition, we have grown to become the sixth largest depository institution and the largest direct banking institution in the United States.

The aggregate consideration paid by us in the ING Direct acquisition was approximately $6.3 billion in cash and 54,028,086 shares of Capital One common stock with a fair value of approximately $2.6 billion as of the acquisition date of February 17, 2012. We used current liquidity sources as well as proceeds from public debt and equity offerings described below to fund the cash consideration.

In the third quarter of 2011, we closed a public offering of four different series of our senior notes for total cash proceeds of approximately $3.0 billion and a public underwritten offering of 40 million shares of our common stock, subject to forward sale agreements. We settled the forward sale agreements entirely by physical delivery of shares of common stock in exchange for cash proceeds from the forward purchasers of approximately $1.9 billion on February 16, 2012. We incurred direct costs, including attorney, investment banking, consulting and accounting fees, related to the public offering of our common stock of $73 million, which were offset against the net proceeds at settlement and deferred.

We also incurred transaction costs related to the ING Direct acquisition totaling $62 million as of March 31, 2012, of which $25 million was recognized in 2011 and $37 million was recognized in the first quarter of 2012 and reported in our consolidated statement of income as a component of non-interest expense. These transaction costs do not include other merger-related expenses, such as integration costs.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting for ING Direct Acquisition

The ING Direct acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarizes our allocation of the ING Direct purchase price to the fair values of assets acquired and liabilities assumed.

(Dollars in millions)	Fair Value
Purchase price:
Cash	$6,321
Fair value of Capital One common stock issued (54,028,086 shares)	2,638

Aggregate consideration transferred	8,959

Allocation of purchase price to net assets acquired:
Assets:
Cash and due from banks	$20,061
Investments	30,237
Loans held for investment	40,042
Loans held for sale	367
Premises and equipment	245
Accrued interest receivable(1)	170
Identifiable intangible assets	358
Other assets(1)	2,854

Total assets	94,334

Liabilities:
Interest payable	31
Interest-bearing deposits	84,410
Other borrowings	6
Other liabilities(3)	334

Total liabilities	84,781

Net assets acquired	$9,553

Bargain purchase gain	$594

(1)	Includes $79 million of accrued interest receivable attributable to loans held for investment.
(2)	Other assets include $801 million of deferred tax assets, net of a valuation allowance of $8 million, as of the acquisition date.
(3)	Other liabilities include $181 million of deferred tax liabilities as of the acquisition date.

The fair value of the net assets acquired from ING Direct of $9.6 billion at acquisition exceeded the purchase price of $9.0 billion, resulting in the recognition of a bargain purchase gain of $594 million, which is reported as a component of non-interest income on our consolidated statement of income for the first quarter of 2012. A substantial portion of the assets acquired from ING Direct were mortgage-related assets, which generally decrease in value as interest rates rise and increase in value as interest rates fall. The bargain purchase gain was driven largely by a substantial decline in long-term interest rates between the period shortly after our announcement of the ING Direct acquisition and its closing, which resulted in an increase in the fair value of the acquired mortgage assets and the overall net fair value of assets acquired. Further, the purchase and sale agreement did not include a mechanism to adjust the purchase price to reflect the increase to the fair value of the net assets acquired.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

ING Direct Results

Our results for the first quarter of 2012 include the operations of ING Direct from the acquisition date of February 17, 2012, through the end of the quarter. The table below presents some of the impact of ING Direct on our results of operations for the first quarter of 2012. The table also includes condensed pro forma information on our combined results of operations as they may have appeared assuming the ING Direct acquisition had been completed on January 1, 2011. Included in the pro forma results are adjustments to reflect the impact of amortizing certain purchase accounting adjustments, such as the amortization of intangible assets and the accretion of interest income on certain acquired loans. Because the bargain purchase gain recognized at acquisition is a nonrecurring item, it is excluded from the pro forma results to present the information on a more comparative basis.

	ING Direct Impact(1)	Combined Pro Forma Results(2)
	Three Months Ended	Three Months Ended March 31,
(Dollars in millions)	March 31, 2012	2012	2011
Revenue(3)	$237	$5,151	$5,280
Income from continuing operations, net of tax	37	948	1,104

(1)	Reflects the approximate half-quarter impact of ING Direct on our results of operations in the first quarter of 2012.
(2)	Reflects the combined pro forma results of operations of ING Direct and Capital One assuming the acquisition had occurred on January 1, 2011.
(3)	Consists of net interest income and non-interest income.

The pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual combined financial results had the closing of ING Direct been completed on January 1, 2011, nor is the information indicative of the results of operations in future periods. The pro forma condensed combined financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations and wholesale banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations for the three months ended March 31, 2012 and 2011. We have no significant continuing involvement in these operations.

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net interest expense	$0	$0
Non-interest expense	(161)	(25)

Loss from discontinued operations before taxes	(161)	(25)
Income tax benefit	59	9

Loss from discontinued operations, net of taxes	$(102)	$(16)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The loss from discontinued operations includes an expense of $153 million ($97 million net of tax) and $39 million ($29 million net of tax) for the three months ended March 31, 2012 and 2011, respectively, attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale banking unit. The increase in the provision for mortgage loan repurchase losses was largely due to the Government Sponsored Enterprise (“GSE”) settlement which is described in more detail in “Note 15—Commitment, Contingencies, and Guarantees”.

The discontinued mortgage origination operations of our wholesale home loan banking unit had remaining assets of $304 million as of both March 31, 2012 and December 31, 2011, which consisted primarily of income tax receivables. Liabilities totaled $832 million and $680 million as of March 31, 2012 and December 31, 2011, respectively consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

NOTE 4— INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $60.8 billion and $38.8 billion, as of March 31, 2012 and December 31, 2011, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency residential and commercial mortgage-backed securities; other asset-backed securities collateralized primarily by credit card loans, auto loans and leases, student loans, auto dealer floor plan inventory loans and leases, equipment loans, and other; municipal securities; foreign government/agency bonds; covered bonds; and limited Community Reinvestment Act (“CRA”) equity securities. Our investment securities increased by $22.1 billion, or 57%, in the first quarter of 2012 which was primarily attributable to the acquisition of ING Direct which included investment securities of $30.2 billion at acquisition. Our investment securities portfolio continues to be concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury and agency securities, based on fair value, represented 72% of our total investment securities portfolio as of March 31, 2012, compared with 69% as of December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of March 31, 2012 and December 31, 2011, and are reported in our consolidated balance sheet at fair value. The following tables present the amortized cost, fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of March 31, 2012 and December 31, 2011. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

	March 31, 2012
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$2,048	$7	$0	$(2)	$(2)	$2,053
U.S. Agency debt obligations(3)	172	7	0	0	0	179
Residential mortgage-backed securities(“RMBS”):
Agency(4)	36,781	525	0	(46)	(46)	37,260
Non-agency	4,069	36	(116)	(43)	(159)	3,946

Total RMBS	40,850	561	(116)	(89)	(205)	41,206

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	4,337	31	0	(3)	(3)	4,365
Non-agency	1,195	26	0	(1)	(1)	1,220

Total CMBS	5,532	57	0	(4)	(4)	5,585

Asset-backed securities (“ABS”)(5)	10,207	47	0	(15)	(15)	10,239
Other(6)	1,508	42	0	(2)	(2)	1,548

Total securities available for sale	$60,317	$721	$(116)	$(112)	$(228)	$60,810

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$115	$9	$0	$0	$0	$124
U.S. Agency debt obligations(3)	131	7	0	0	0	138
Residential mortgage-backed securities(“RMBS”):
Agency(4)	24,980	539	0	(31)	(31)	25,488
Non-agency	1,340	1	(170)	(9)	(179)	1,162

Total RMBS	26,320	540	(170)	(40)	(210)	26,650

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	697	14	0	0	0	711
Non-agency	459	17	0	0	0	476

Total CMBS	1,156	31	0	0	0	1,187

Asset-backed securities (“ABS”)(5)	10,119	45	0	(14)	(14)	10,150
Other(6)	462	51	0	(3)	(3)	510

Total securities available for sale	$38,303	$683	$(170)	$(57)	$(227)	$38,759

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Primarily consists of debt securities issued by Fannie Mae and Freddie Mac, which had an amortized cost of $130 million at both March 31, 2012 and December 31, 2011, and fair value of $136 million and $137 million, as of March 31, 2012 and December 31, 2011, respectively.

(4)

Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $15.5 billion, $10.4 billion and $15.2 billion and $12.3 billion, $8.9 billion and $4.5 billion, as of March 31, 2012 and December 31, 2011, respectively, and fair value of $15.7 billion, $10.6 billion and $15.3 billion and $12.6 billion, $9.1 billion and $4.5 billion, as of March 31, 2012 and December 31, 2011, respectively. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments exceeded 10% of our stockholders’ equity as of March 31, 2012 and December 31, 2011, respectively.

(5)

Consists of securities collateralized by credit card loans, auto dealer floor plan inventory loans and leases, auto loans, student loans, equipment loans, and other. The distribution among these asset types was approximately 75% credit card loans, 12% auto dealer floor plan inventory loans and leases, 6% auto loans, 2% student loans, 2% equipment loans, and 3% other as of March 31, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 85% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of March 31, 2012, compared with 86% as of December 31, 2011.

(6)	Consists of foreign government/agency bonds, covered bonds, municipal securities and equity investments, primarily related to CRA activities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
US Treasury Debt Obligations	$1,727	$(2)	$0	$0	$1,727	$(2)
RMBS:
Agency(1)	12,108	(44)	312	(2)	12,420	$(46)
Non-agency	893	(41)	1,063	(118)	1,956	(159)

Total RMBS	13,001	(85)	1,375	(120)	14,376	(205)

CMBS:
Agency(1)	536	(3)	0	0	536	(3)
Non-agency	360	(1)	0	0	360	(1)

Total CMBS	896	(4)	0	0	896	(4)

Total ABS	1,626	(12)	233	(3)	1,859	(15)
Other	553	0	60	(2)	613	(2)

Total securities available-for-sale in a gross unrealized loss position	$17,803	$(103)	$1,668	$(125)	$19,471	$(228)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
RMBS:
Agency(1)	$4,731	$(30)	$334	$(1)	$5,065	$(31)
Non-agency	151	(17)	986	(162)	1,137	(179)

Total RMBS	4,882	(47)	1,320	(163)	6,202	(210)

CMBS:
Agency(1)	100	0	0	0	100	0
Non-agency	67	0	0	0	67	0

Total CMBS	167	0	0	0	167	0
Total ABS	2,084	(11)	81	(3)	2,165	(14)
Other	198	0	85	(3)	283	(3)

Total securities available-for-sale in a gross unrealized loss position	$7,331	$(58)	$1,486	$(169)	$8,817	$(227)

(1)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The gross unrealized losses on our available-for-sale securities of $228 million as of March 31, 2012 relate to 979 individual securities. Our investments in non-agency MBS and non-agency asset-backed securities accounted for $174 million, or 76%, of total gross unrealized losses as of March 31, 2012. Of the $228 million gross unrealized losses as of March 31, 2012, $125 million related to securities that had been in a loss position for more than 12 months. We conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of March 31, 2012:

	March 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$4,764	$4,775
Due after 1 year through 5 years	8,589	8,631
Due after 5 years through 10 years	3,154	3,210
Due after 10 years(1)	43,810	44,194

Total	$60,317	$60,810

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of March 31, 2012. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	March 31, 2012
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$505	0.20%	$1,548	0.72%	$0	0%	$0	0%	$2,053	0.59%
U.S. Agency debt obligations(2)	30	4.43	134	4.38	0	0	15	3.48	179	4.31
RMBS:
Agency(3)	1,695	3.87	33,221	2.54	2,344	2.52	0	0	37,260	2.60
Non-agency	181	7.42	1,535	8.44	2,130	7.34	100	6.35	3,946	7.75

Total RMBS	1,876	4.22	34,756	2.81	4,474	4.86	100	6.35	41,206	3.11%
CMBS:
Agency(3)	137	2.47	3,249	1.74	932	2.60	47	0.87	4,365	1.94
Non-agency	392	3.43	417	4.20	411	3.81	0	0	1,220	3.82

Total CMBS	529	3.18	3,666	2.02	1,343	2.96	47	0.87	5,585	2.34

Total ABS	3,836	2.01	6,043	1.42	303	5.10	57	9.00	10,239	1.80
Other(4)	694	1.12	698	1.14	2	4.88	154	0.50	1,548	1.09

Total securities available for sale	$7,470	2.45%	$46,845	2.48%	$6,122	4.47%	$373	3.93%	$60,810	2.69%

Amortized cost of securities available-for-sale	$7,452		$46,369		$6,157		$339		$60,317

(1)	Average yields are calculated based on the amortized cost of each security.
(2)	Consists of debt securities issued by Fannie Mae and Freddie Mac.
(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We assess, measure, and recognize OTTI in accordance with the accounting guidance for recognition and presentation of OTTI. Under this guidance, if we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security, or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the purchase yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Total OTTI losses	$4	$23
Portion of OTTI impairment losses recorded in AOCI	10	(20)

Net OTTI losses recognized in earnings	$14	$3

As indicated in the table above, we recorded credit related losses in earnings totaling $14 million and $3 million for the three months ended March 31, 2012 and 2011, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $116 million and $111 million for the three months ended March 31, 2012 and 2011, respectively. We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to all other securities of $112 million and $57 million as of March 31, 2012 and December 31, 2011, respectively, are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents activity for the three months ended March 31, 2012 and 2011, related to the credit component of OTTI recognized in earnings on investment debt securities for which a portion of the OTTI losses, the non-credit component, was recorded in AOCI:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Credit loss component, beginning of period	$68	$49
Additions:
Initial credit impairment	1	1
Subsequent credit impairment	13	2

Total additions	14	3

Reductions:
Sales of credit-impaired securities	(0)	(2)

Total reductions	(0)	(2)

Ending balance	$82	$50

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

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Beginning balance AOCI related to securities available for sale, net of tax(1)	$286	$369
Net unrealized holding gains (losses), net of tax(2)	14	(55)
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	10	(3)

Ending balance AOCI related to securities available for sale, net of tax	$310	$311

(1)	Net of tax benefit of $157 million and $203 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Net of tax benefit (expense) of $8 million and $(30) million for the three months ended March 31, 2012 and 2011, respectively.
(3)	Net of tax (benefit) expense of $5 million and $(2) for the three months ended March 31, 2012 and 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings for the three months ended March 31, 2012 and 2011. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We sold approximately $7.3 billion and $846 million of investment securities for the three months ended March 31, 2012 and 2011, respectively. These sales resulted in net gains of $11 million and $3 million for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Gross realized investment gains	$17	$5
Gross realized investment losses	(6)	(2)

Net realized gains	$11	$3

Total proceeds from sales	$7,337	$846

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $8.2 billion and $8.8 billion as of March 31, 2012 and December 31, 2011, respectively.

Securities Acquired

In connection with the acquisition of ING Direct on February 17, 2012, we acquired debt securities with a fair value of $30.2 billion. We concluded that a portion of the debt securities we acquired from ING Direct had some evidence of credit deterioration for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These debt securities are considered credit impaired debt securities. The ING Direct debt securities we concluded were credit impaired had contractual outstanding unpaid principal and interest balance at acquisition of $5.6 billion and estimated fair value of $2.9 billion.

In determining the fair value of the credit impaired debt securities at acquisition, we employed a methodology consistent with how we derive the fair value for our existing available-for-sale securities population. That is, we utilized third party pricing services to obtain fair value measures for these securities. The techniques used by these pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves, and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings, and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.

We validated the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources were analyzed and validated.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The difference between contractually required payments due and the cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the security. The excess of cash flows expected to be collected over the estimated fair value of credit impaired debt securities is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the security using the effective interest method.

Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will result in an other-than-temporary impairment. Increases in expected cash flows are recognized prospectively over the remaining life of the security through adjustment to the accretable yield.

For acquired debt securities that are not deemed impaired at acquisition, subsequent to acquisition we recognize unamortized premiums and discounts in interest income over the contractual life of the security using the effective interest method.

Initial Fair Value and Accretable Yield of Acquired Credit Impaired Debt Securities

The table below displays the contractually required principal and interest cash flows expected to be collected and the fair value at acquisition related to the ING Direct credit-impaired debt securities we acquired. The table also displays the nonaccretable difference and the accretable yield at acquisition.

At Acquisition on February 17, 2012

Purchased Credit-Impaired Securities
Contractually outstanding principal and interest at acquisition	$5,646
Less: Nonaccretable difference (expected principal losses of $1,103 million and foregone interest of $157 million)	(1,260)

Cash flows expected to be collected at acquisition(1)	4,386
Less: Accretable yield	(1,474)

Fair value of securities acquired	$2,912

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the ING Direct credit-impaired debt securities as of March 31, 2012:

March 31, 2012
(Dollars in millions)	Purchased Credit-Impaired Securities
Contractual balance	$5,513

Carrying value	$2,814

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the ING Direct credit-impaired debt securities:

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield prior to February 17, 2012	$0
Additions from new acquisitions	1,474
Accretion recognized in earnings	(12)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications to/from nonaccretable difference	0

Accretable yield as of March 31, 2012	$1,462

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. The table below presents the composition of our held-for investment loan portfolio, including restricted loans for securitization investors, as of March 31, 2012 and December 31, 2011. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial and small-ticket commercial real estate loans.

(Dollars in millions)	March 31, 2012	December 31, 2011
Credit card business:
Domestic credit card loans	$51,607	$54,682
International credit card loans	8,303	8,466

Total credit card loans	59,910	63,148

Domestic installment loans	1,566	1,927

Total installment loans	1,566	1,927

Total credit card	61,476	65,075

Consumer Banking business:
Auto	23,568	21,779
Home loan	49,550	10,433
Other retail	4,182	4,103

Total consumer banking	77,300	36,315

Commercial Banking business:(1)
Commercial and multifamily real estate	15,702	15,736
Commercial and industrial	17,761	17,088

Total commercial lending	33,463	32,824
Small-ticket commercial real estate	1,443	1,503

Total commercial banking	34,906	34,327
Other:
Other loans	140	175

Total loans	$173,822	$135,892

(1)	Includes construction loans and land development loans totaling $2.1 billion and $2.2 billion as of March 31, 2012 and December 31, 2011, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of March 31, 2012 and December 31, 2011.

Loans 90 days or more past due totaled approximately $1.8 billion and $2.0 billion as of March 31, 2012 and December 31, 2011, respectively. Loans classified as nonperforming totaled $1.0 billion and $1.1 billion as of March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	≥ 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit card:
Domestic credit card	$51,443	$486	$366	$878	$1,730	$0	$53,173	$878	$0
International credit card	7,876	142	93	192	427	0	8,303	192	0

Total credit card	59,319	628	459	1,070	2,157	0	61,476	1,070	0

Consumer Banking:
Auto	22,320	865	284	61	1,210	38	23,568	0	61
Home loan	6,531	74	34	328	436	42,583	49,550	0	445
Retail banking	4,050	29	13	50	92	40	4,182	1	85

Total consumer banking	32,901	968	331	439	1,738	42,661	77,300	1	591

Commercial Banking:
Commercial and multifamily real estate	15,089	228	29	144	401	212	15,702	1	228
Commercial and industrial	17,277	158	9	59	226	258	17,761	8	113

Total commercial lending	32,366	386	38	203	627	470	33,463	9	341

Small-ticket commercial real estate	1,341	52	8	42	102	0	1,443	0	61

Total commercial banking	33,707	438	46	245	729	470	34,906	9	402

Other:
Other loans	92	13	6	29	48	0	140	0	37

Total	$126,019	$2,047	$842	$1,783	$4,672	$43,131	$173,822	$1,080	$1,030

% of Total loans	72.5%	1.2%	0.5%	1.0%	2.7%	24.8%	100.00%	0.6%	0.6%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	≥ 90 Days and Accruing(2)	Nonperfoming Loans(2)
Credit card:
Domestic credit card	$54,536	$627	$445	$1,001	$2,073	$0	$56,609	$1,001	$0
International credit card	8,028	145	98	195	438	0	8,466	195	0

Total credit card	62,564	772	543	1,196	2,511	0	65,075	1,196	0

Consumer Banking:
Auto	20,128	1,075	423	106	1,604	47	21,779	0	106
Home loan	5,843	89	43	346	478	4,112	10,433	1	456
Retail banking	3,964	24	17	53	94	45	4,103	4	90

Total consumer banking	29,935	1,188	483	505	2,176	4,204	36,315	5	652

Commercial Banking:
Commercial and multifamily real estate	15,231	172	23	147	342	163	15,736	34	207
Commercial and industrial	16,618	63	16	73	152	318	17,088	7	125

Total commercial lending	31,849	235	39	220	494	481	32,824	41	332

Small-ticket commercial real estate	1,362	98	19	24	141	0	1,503	0	40

Total commercial banking	33,211	333	58	244	635	481	34,327	41	372

Other:
Other loans	129	13	8	25	46	0	175	0	35

Total	$125,839	$2,306	$1,092	$1,970	$5,368	$4,685	$135,892	$1,242	$1,059

% of Total loans	92.6%	1.7%	0.8%	1.5%	4.0%	3.4%	100.00%	0.9%	0.8%

(1)

Acquired loans include loans acquired and accounted for under the accounting guidance for loans acquired in a transfer including business combinations. These loans are subsequently accounted for based on the acquired loan’s expected cash flows. Excludes loans subsequently accounted for based on the acquired loan’s contractual cash flows.

(2)	Acquired loans are excluded from loans reported as 90 days and still accruing interest and nonperforming loans

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of March 31, 2012 and December 31, 2011. We also present comparative net-charge offs for the first quarter of 2012 and 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	March 31, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card and installment loans:
California	$6,030	9.8%	$6,410	9.9%
New York	3,645	5.9	3,737	5.7
Texas	3,529	5.7	3,862	5.9
Florida	3,219	5.2	3,382	5.2
Illinois	2,490	4.1	2,664	4.1
Pennsylvania	2,404	3.9	2,575	4.0
Ohio	2,115	3.4	2,284	3.5
New Jersey	2,029	3.3	2,162	3.3
Michigan	1,701	2.8	1,834	2.8
Other	26,011	42.3	27,699	42.6

Total domestic credit card and installment loans	53,173	86.5	56,609	87.0

International credit card:
United Kingdom	3,754	6.1	3,828	5.9
Canada	4,549	7.4	4,638	7.1

Total international credit card	8,303	13.5	8,466	13.0

Total Credit Card	$61,476	100%	$65,075	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,157	3.51%	$2,511	3.86%
90+ day delinquencies(2)	1,070	1.74	1,196	1.84

	March 31,
	2012		2011
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$531	3.92%	$804	6.20%
International credit card	114	5.52	125	5.74

Total(3)	$645	4.14%	$929	6.13%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
(3)	Calculated by dividing net charge-offs by average credit card loans held for investment during 2012 and 2011.

The 30+ day delinquency rate for our entire credit card loan portfolio, decreased to 3.51% as of March 31, 2012, from 3.86% as of December 31, 2011, reflecting strong underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including acquired loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding acquired loans, as of March 31, 2012 and December 31, 2011, and net-charge offs for the quarter ended March 31, 2012 and 2011.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	March 31, 2012
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,086	5.3%	$0	0.0%	$4,086	5.3%
California	2,129	2.7	0	0.0	2,129	2.7
Louisiana	1,419	1.8	0	0.0	1,419	1.8
Florida	1,336	1.7	0	0.0	1,336	1.7
Georgia	1,220	1.6	0	0.0	1,220	1.6
Illinois	997	1.3	0	0.0	997	1.3
New York	967	1.3	0	0.0	967	1.3
Other	11,376	14.7	38	0.1	11,414	14.8

Total auto	$23,530	30.4%	$38	0.1%	$23,568	30.5%

Home loan:
California	$945	1.2%	$10,513	13.6%	$11,458	14.8%
New York	1,771	2.3	1,906	2.4	3,677	4.7
Illinois	78	0.1	3,511	4.5	3,589	4.6
Maryland	333	0.4	2,137	2.8	2,470	3.2
New Jersey	389	0.5	1,955	2.5	2,344	3.0
Florida	145	0.2	2,134	2.8	2,279	3.0
Virginia	244	0.3	2,024	2.6	2,268	2.9
Other	3,062	4.0	18,403	23.8	21,465	27.8

Total home loan	$6,967	9.0%	$42,583	55.0%	$49,550	64.0%

Retail banking:
Louisiana	$1,452	1.9%	$0	0.0%	$1,452	1.9%
Texas	897	1.1	0	0.0	897	1.1
New York	921	1.2	0	0.0	921	1.2
New Jersey	313	0.4	0	0.0	313	0.4
District of Columbia	267	0.3	3	0.0	270	0.3
Maryland	68	0.1	23	0.1	91	0.2
Virginia	40	0.1	12	0.0	52	0.1
Other	184	0.2	2	0.0	186	0.2

Total retail banking	$4,142	5.4%	$40	0.1%	$4,182	5.5%

Total consumer banking	$34,639	44.8%	$42,661	55.2%	$77,300	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,210	5.13%	$436	0.88%	$92	2.20%	$1,738	2.25%
90+ day delinquencies	61	0.26	328	0.66	50	1.20	439	0.57
Nonperforming loans	61	0.26	445	0.90	85	2.03	591	0.77

	December 31, 2011
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,901	10.7%	$0	0.0%	$3,901	10.7%
California	1,837	5.1	0	0.0	1,837	5.1
Louisiana	1,389	3.8	0	0.0	1,389	3.8
Florida	1,196	3.3	0	0.0	1,196	3.3
Georgia	1,124	3.1	0	0.0	1,124	3.1
Illinois	950	2.6	0	0.0	950	2.6
New York	940	2.6	0	0.0	940	2.6
Other	10,395	28.7	47	0.1	10,442	28.8

Total auto	$21,732	59.9%	$47	0.1%	$21,779	60.0%

Home loan:
New York	$1,770	4.9%	$276	0.8%	$2,046	5.7%
California	768	2.1	1,128	3.1	1,896	5.2
Louisiana	1,528	4.2	2	0.0	1,530	4.2
Maryland	286	0.8	618	1.7	904	2.5
Virginia	206	0.6	588	1.6	794	2.2
New Jersey	344	0.9	235	0.6	579	1.5
Other	1,419	3.9	1,265	3.5	2,684	7.4

Total home loan	$6,321	17.4%	$4,112	11.3%	$10,433	28.7%

Retail banking:
Louisiana	$1,514	4.2%	$0	0.0%	$1,514	4.2%
Texas	930	2.6	0	0.0	930	2.6
New York	896	2.5	0	0.0	896	2.5
New Jersey	295	0.8	0	0.0	295	0.8
District of Columbia	254	0.7	7	0.0	261	0.7
Maryland	49	0.1	23	0.1	72	0.2
Virginia	30	0.1	12	0.0	42	0.1
Other	90	0.2	3	0.0	93	0.2

Total retail banking	$4,058	11.2%	$45	0.1%	$4,103	11.3%

Total consumer banking	$32,111	88.5%	$4,204	11.5%	$36,315	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,604	7.36%	$478	4.58%	$94	2.29%	$2,176	5.99%
90+ day delinquencies	106	0.48	346	3.32	53	1.29	505	1.39
Nonperforming loans	106	0.48	456	4.37	90	2.18	652	1.79

	March 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$80	1.41%	$14	0.20%	$15	1.39%	$109	0.77%

	March 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$89	1.98%	$21	0.71%	$24	2.24%	$134	1.57%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
(2)

Credit performance statistics exclude acquired loans, which were recorded at fair value at acquisition. Although acquired loans may be contractually delinquent, we separately track these loans and do not include them in our delinquency and nonperforming loan statistics as the fair value recorded at acquisition included an estimate of credit losses expected to be realized over the remaining lives of the loans.

(3)	Calculated by dividing net charge-offs by average loans held for investment for the first quarter of 2012 and 2011.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise in unemployment. These loan concentrations include loans originated during 2008, 2007 and 2006 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loan portfolio as of March 31, 2012 and December 31, 2011, based on selected key risk characteristics.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	March 31, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,021	8.1%	$5,484	11.1%	$9,505	19.2%
2006	711	1.4	3,186	6.4	3,897	7.8
2007	531	1.1	6,891	13.9	7,422	15.0
2008	305	0.6	6,062	12.2	6,367	12.8
2009	208	0.4	4,262	8.6	4,470	9.0
2010	235	0.5	7,585	15.3	7,820	15.8
2011	368	0.8	8,280	16.7	8,648	17.5
2012	588	1.2	833	1.7	1,421	2.9

Total	$6,967	14.1%	$42,583	85.9%	$49,550	100.0%

Geographic concentration:(2)
California	$945	1.9%	$10,513	21.2%	$11,458	23.1%
New York	1,771	3.6	1,906	3.9	3,677	7.5
Illinois	78	0.1	3,511	7.1	3,589	7.2
Maryland	333	0.7	2,137	4.3	2,470	5.0
New Jersey	389	0.8	1,955	3.9	2,344	4.7
Florida	145	0.3	2,134	4.3	2,279	4.6
Virginia	244	0.5	2,024	4.1	2,268	4.6
Arizona	74	0.1	2,135	4.3	2,209	4.4
Washington	80	0.2	2,079	4.2	2,159	4.4
Colorado	84	0.2	1,879	3.8	1,963	4.0
Other	2,824	5.7	12,310	24.8	15,134	30.5

Total	$6,967	14.1%	$42,583	85.9%	$49,550	100.0%

Lien type:
1st lien	$5,670	11.4%	$42,009	84.8%	$47,679	96.2%
2nd lien	1,297	2.7	574	1.1	1,871	3.8

Total	$6,967	14.1%	$42,583	85.9%	$49,550	100.0%

Interest rate type:
Fixed rate	$2,588	5.2%	$4,720	9.5%	$7,308	14.7%
Adjustable rate	4,379	8.9	37,863	76.4	42,242	85.3

Total	$6,967	14.1%	$42,583	85.9%	$49,550	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,113	39.4%	$1,675	16.1%	$5,788	55.5%
2006	699	6.7	908	8.7	1,607	15.4
2007	508	4.9	1,114	10.7	1,622	15.6
2008	243	2.3	325	3.1	568	5.4
2009	178	1.7	27	0.3	205	2.0
2010	237	2.3	49	0.4	286	2.7
2011	343	3.3	14	0.1	357	3.4

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Geographic concentration:(2)
New York	$1,770	17.0%	$276	2.6%	$2,046	19.6%
California	768	7.4	1,128	10.8	1,896	18.2
Louisiana	1,528	14.6	2	0.1	1,530	14.7
Maryland	286	2.7	618	5.9	904	8.6
Virginia	206	2.0	588	5.6	794	7.6
New Jersey	344	3.3	235	2.3	579	5.6
Texas	460	4.4	32	0.3	492	4.7
Florida	107	1.0	212	2.0	319	3.0
District of Columbia	69	0.7	158	1.5	227	2.2
Connecticut	87	0.8	76	0.7	163	1.5
Other	696	6.7	787	7.6	1,483	14.3

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Lien type:
1st lien	$5,194	49.8%	$3,547	34.0%	$8,741	83.8%
2nd lien	1,127	10.8	565	5.4	1,692	16.2

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Interest rate type:
Fixed rate	$2,627	25.2%	$119	1.1%	$2,746	26.3%
Adjustable rate	3,694	35.4	3,993	38.3	7,687	73.7

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the top ten states in which we have the highest concentration of home loans.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of March 31, 2012 and December 31, 2011.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	March 31, 2012
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$11,577	73.7%	$4,973	28.0%	$757	52.5%	$17,307	49.6%
Mid-Atlantic	1,038	6.6	1,111	6.2	55	3.8	2,204	6.3
South	1,838	11.7	7,670	43.2	91	6.3	9,599	27.5
Other	1,037	6.6	3,749	21.1	540	37.4	5,326	15.3

Loans	15,490	98.6	17,503	98.5	1,443	100.0	34,436	98.7
Acquired loans	212	1.4	258	1.5	0	0	470	1.3

Total	$15,702	100.0%	$17,761	100.0%	$1,443	100.0%	$34,906	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$14,234	90.6%	$16,771	94.4%	$1,334	92.5%	$32,339	92.6%
Criticized performing	1,028	6.5	619	3.5	48	3.3	1,695	4.9
Criticized nonperforming	228	1.5	113	0.6	61	4.2	402	1.2

Loans	15,490	98.6	17,503	98.5	1,443	100.0	34,436	98.7

Acquired loans:
Noncriticized	$148	1.0%	$241	1.4%	$0	0.0%	$389	1.1%
Criticized performing	64	0.4	17	0.1	0	0.0	81	0.2

Total acquired loans	212	1.4	258	1.5	0	0.0	470	1.3

Total	$15,702	100.0%	$17,761	100.0%	$1,443	100.0%	$34,906	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$11,470	72.9%	$4,987	29.1%	$790	52.6%	$17,247	50.2%
Mid-Atlantic	1,305	8.3	763	4.5	56	3.7	2,124	6.2
South	1,743	11.1	8,324	48.7	93	6.2	10,160	29.6
Other	1,055	6.7	2,696	15.8	564	37.5	4,315	12.6

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6
Acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$14,256	90.6%	$16,002	93.6%	$1,359	90.4%	$31,617	92.1%
Criticized performing	1,110	7.1	642	3.8	105	7.0	1,857	5.4
Criticized nonperforming	207	1.3	126	0.7	39	2.6	372	1.1

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6

Acquired loans:
Noncriticized	$127	0.8%	$303	1.8%	$0	0.0%	$430	1.3%
Criticized performing	36	0.2	15	0.1	0	0.0	51	0.1

Total acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

(1)	Amounts based on total loans as of March 31, 2012 and December 31, 2011.
(2)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information about our individually impaired loans, excluding acquired loans, which are reported separately and discussed below:

	March 31, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$668	$0	$668	$224	$444	$652	$688	$17
International credit card and installment loans	199	0	199	110	89	189	197	3

Total credit card and installment loans(1)	867	0	867	334	533	841	885	20

Consumer banking:
Auto	70	0	70	10	60	70	64	2
Home loan	102	0	102	9	93	109	103	1
Retail banking	65	23	88	10	78	90	88	1

Total consumer banking	237	23	260	29	231	269	255	4

Commercial banking:
Commercial and multifamily real estate	193	271	464	42	422	519	464	3
Commercial and industrial	178	21	199	30	169	231	199	1

Total commercial lending	371	292	663	72	591	750	663	4

Small-ticket commercial real estate	6	29	35	1	34	53	34	0

Total commercial banking	377	321	698	73	625	803	697	4

Total	$1,481	$344	$1,825	$436	$1,389	$1,913	$1,837	$28

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$708	$0	$708	$244	$464	$691	$736	$73
International credit card and installment loans	190	0	190	109	81	179	181	7

Total credit card and installment loans(1)	898	0	898	353	545	870	917	80

Consumer banking:
Auto	58	0	58	8	50	58	25	5
Home loan	104	0	104	10	94	110	79	5
Retail banking	65	26	91	12	79	97	55	1

Total consumer banking	227	26	253	30	223	265	159	11

Commercial banking:
Commercial and multifamily real estate	232	157	389	54	335	459	401	8
Commercial and industrial	123	96	219	19	200	258	166	2

Total commercial lending	355	253	608	73	535	717	567	10

Small-ticket commercial real estate	10	30	40	2	38	62	35	1

Total commercial banking	365	283	648	75	573	779	602	11

Total	$1,490	$309	$1,799	$458	$1,341	$1,914	$1,678	$102

(1)	Credit card and Installment loans include finance charges and fees.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

TDR loans accounted for $1.6 billion of impaired loans as of March 31, 2012 and December 31, 2011, respectively. Consumer TDR loans classified as performing totaled $1.1 billion, respectively, as of March 31, 2012, and December 31, 2011. Commercial TDR loans classified as performing totaled $310 million, and $305 million, respectively, as of March 31, 2012 and December 31, 2011.

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

(Dollars in millions)	Total Loans Modified(1)	March 31, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$57	100%	10.45%	0%	0	0%	$0
International credit card	64	99	24.05	0	0	0	0

Total credit card	121	100	17.58	0	0	0	0

Consumer banking:
Auto	25	71	1.41	100	10	0	0
Home loan	5	29	0.91	50	139	4	0
Retail banking	7	1	3.00	99	11	0	0

Total consumer banking	37	51	1.37	93	20	1	0

Commercial banking:
Commercial and multifamily real estate	21	2	1.38	100	7	0	0
Commercial and industrial	34	11	7.25	97	14	0	0

Total commercial lending	55	7	6.63	98	11	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	55	7	6.63	98	11	0	0
Other:
Other loans	0	0	0.00	0	0	0	0

Total	$213	67%	15.15%	42%	15	0%	$0

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	March 31, 2012
(Dollars in millions)	Number of contracts	Total Loans
Credit card:
Domestic credit card	8,629	$20
International credit card(1)	12,108	43

Total credit card	20,737	63

Consumer banking:
Auto	832	8
Home loan	36	3
Retail banking	43	6

Total consumer banking	911	17

Commercial banking:
Commercial and multifamily real estate	3	2
Commercial and industrial	5	13

Total commercial lending	8	15
Small-ticket commercial real estate	3	2

Total commercial banking	11	17

Total	21,659	$97

(1)

The regulatory regime in the United Kingdom (“U.K.”) requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

Acquired Loans

Acquired loans consist of the substantial majority of loans acquired in the Chevy Chase Bank and ING Direct business combinations, which we recorded at fair value at acquisition and accounted for under applicable accounting guidance. This accounting methodology takes into consideration estimated credit losses expected to be realized over the remaining lives of the loans. This accounting methodology is applicable to purchase credit-impaired loans which are not otherwise scoped out of the guidance, however, we also made a policy election to account for certain non-credit impaired loans under the same guidance.

Initial Fair Value and Accretable Yield of Acquired Loans

At acquisition of ING Direct, we estimated the cash flows we expected to collect on these loans. Under the accounting guidance for loans acquired in a transfer, including a business combination, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

nonaccretable difference. This difference is neither accreted into income nor recorded on our consolidated balance sheet. We apply judgmental prepayment assumptions to both contractually required payments and cash flows expected to be collected at acquisition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, using the effective yield method. The table below displays the contractually required principal and interest, cash flows expected to be collected and fair value at acquisition related to the ING Direct loans we acquired that are accounted for based on expected cash flows. The table also displays the nonaccretable difference and the accretable yield at acquisition.

	At Acquisition on February 17, 2012
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans
Contractually required principal and interest at acquisition	$50,649	$3,605	$47,044
Less: Nonaccretable difference	(4,443)	(2,343)	(2,100)

Cash flows expected to be collected at acquisition(1)	46,206	1,262	44,944
Less: Accretable yield	(6,644)	(94)	(6,550)

Fair value of loans acquired(2)(3)	$39,562	$1,168	$38,394

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
(2)

A portion of the loans acquired in connection with the ING Direct acquisition is accounted for based on the loan’s contractual cash flows rather than the expected cash flows. These loans, which had an estimated fair value at acquisition of $559 million, are not included in the above tables. The contractual cash flows for these loans at acquisition was $858 million of which we do not expect to collect $15 million.

(3)

A portion of the loans acquired in connection with the ING Direct acquisition was classified as held for sale. These loans, which had an estimated fair value at acquisition of $367 million, are not included in the above tables. The contractual cash flows for these loans at acquisition was $384 million, of which we do not expect to collect $16 million.

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of the ING Direct and Chevy Chase Bank acquired loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$45,434	$6,866	$38,568	$5,751	$4,565	$1,186

Carrying value(1)	$43,176	$4,537	$38,639	$4,658	$3,576	$1,082

(1)	Includes $40 million and $27 million of cumulative impairment recognized as of March 31, 2012 and December 31, 2011, respectively.

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses. We increased the allowance related to these pools of loans by $13 million for the three months ended March 31, 2012. We recorded impairment through our provision for credit losses of $13 million and $8 million for the first three months of 2012 and 2011, respectively, related to acquired loans. The cumulative impairment recognized on acquired loans totaled $40 million as of March 31, 2012 and $27 million as of December 31, 2011.

The following table presents changes in the accretable yield related to the acquired ING Direct and Chevy Chase Bank loans:

(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2010	$2,012	$1,754	$258
Accretion recognized in earnings	(431)	(365)	(66)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows(1)	237	232	5
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	(66)	(55)	(11)

Accretable yield as of December 31, 2011	1,752	1,566	186

Acquired Loans Accretable Yield	6,644	94	6,550
Accretion recognized in earnings	(297)	(80)	(217)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows(1)	4	4	(0)
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	2	(3)	5

Accretable yield as of March 31, 2012	$8,105	$1,581	$6,524

(1)	Represents increases in accretable yields for those pools with increases primarily the result of improved credit performance.
(2)	Represents changes in accretable yields for those pools with reductions driven primarily by changes in prepayment levels.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $200.3 billion and $206.0 billion as of March 31, 2012 and December 31, 2011, respectively. While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $17.9 billion and $14.8 billion as of March 31, 2012 and December 31, 2011, respectively.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities, on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $60 million and $66 million as of March 31, 2012 and December 31, 2011, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

NOTE 6—ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain an allowance for loan and lease losses (“the allowance”) that represents management’s best estimate of incurred loan and lease credit losses inherent in our held-for-investment portfolio as of each balance sheet date. We do not maintain an allowance for held for sale loans or acquired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component.

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses on our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K for a description of the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance for Credit Losses
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)
Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses(2)	459	147	19	8	174	(63)	9	579	(6)	573
Charge-offs	(955)	(140)	(24)	(20)	(184)	(36)	(11)	(1,186)	0	(1,186)
Recoveries	309	61	9	6	76	20	1	406	0	406

Net charge-offs	(646)	(79)	(15)	(14)	(108)	(16)	(10)	(780)	0	(780)
Other changes	11	0	0	0	0	0	0	11	0	11

Balance as of March 31, 2012	$2,671	$459	$102	$157	$718	$636	$35	$4,060	$60	$4,120

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended March 31, 2011
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance For Credit Loans
(Dollars in millions)	Credit Card	Auto	Home Loans	Retail Banking	Total Consumer		Other
						Commercial
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$830	$82	$5,628	$107	$5,735
Provision for credit losses	450	54	28	18	100	15	5	570	(36)	534
Charge-offs(3)	(1,285)	(141)	(32)	(31)	(204)	(69)	(22)	(1,580)	0	(1,580)
Recoveries	356	52	10	7	69	9	1	435	0	435

Net charge-offs	(929)	(89)	(22)	(24)	(135)	(60)	(21)	(1,145)	0	(1,145)
Other changes	14	0	0	0	0	0	0	14	0	14

Balance as of March 31, 2011	$3,576	$318	$118	$204	$640	$785	$66	$5,067	$71	$5,138

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)

The reduction in the provision for credit losses attributable to Kohl’s was $193 million for the first three months of 2012. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $40 million for the first three months of 2012. The expected reimbursement from Kohl’s netted in our allowance for loan and lease losses was approximately $153 million as of March 31, 2012.

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$2,337	$449	$57	$146	$652	$562	$35	$3,586
Asset-specific(2)	334	10	9	10	29	72	0	435
Acquired loans	0	0	36	1	37	2	0	39

Total allowance for loan and lease losses	$2,671	$459	$102	$157	$718	$636	$35	$4,060

Held-for-investment loans by impairment methodology:
Formula-based(1)	$60,609	$23,460	$6,865	$4,054	$34,379	$33,738	$140	$128,866
Asset-specific(2)	867	70	102	88	260	698	0	1,825
Acquired loans	0	38	42,583	40	42,661	470	0	43,131

Total held-for-investment loans	$61,476	$23,568	$49,550	$4,182	$77,300	$34,906	$140	$173,822

Allowance as a percentage of period-end held-for-investment loans	4.34%	1.95%	0.21%	3.75%	0.93%	1.82%	25.00%	2.34%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$2,494	$383	$65	$150	$598	$638	$36	$3,766
Asset-specific(2)	353	8	10	12	30	75	0	458
Acquired loans	0	0	23	1	24	2	0	26

Total allowance for loan and lease losses	$2,847	$391	$98	$163	$652	$715	$36	$4,250

Held-for-investment loans by impairment methodology:
Formula-based(1)	$64,177	$21,674	$6,217	$3,968	$31,859	$33,198	$175	$129,409
Asset-specific(2)	898	58	104	90	252	648	0	1,798
Acquired loans	0	47	4,112	45	4,204	481	0	4,685

Total held-for-investment loans	$65,075	$21,779	$10,433	$4,103	$36,315	$34,327	$175	$135,892

Allowance as a percentage of period-end held-for-investment loans	4.37%	1.80%	0.94%	3.97%	1.80%	2.08%	20.57%	3.13%

(1)

The formula-based component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation supplemented by judgment and interpretation. The formula-based component of the allowance for commercial loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgment and interpretation.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of March 31, 2012 and December 31, 2011. We separately present information for consolidated and unconsolidated VIEs.

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

	March 31, 2012
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$45,964	$16,545	$0		$0		$0
Auto loan securitizations(4)	0	0	0		0		0
Home loan securitizations	0	0	162	(1)	29	(2)	265
Other asset securitizations(4)	21	21	0		0		0

Total securitization related VIEs	45,985	16,566	162		29		265

Other VIEs:
Affordable housing entities	0	0	2,104		307		2,104
Entities that provide capital to low-income and rural communities	258	0	6		4		6
Other	1	0	132		0		132

Total Other VIEs	259	0	2,242		311		2,242

Total VIEs	$46,244	$16,566	$2,404		$340		$2,507

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$48,309	$17,443	$0		$0		$0
Auto loan securitizations(4)	95	78	0		0		0
Home loan securitizations	0	0	161	(1)	27	(2)	269
Other asset securitizations(4)	36	36	0		0		0

Total securitization related VIEs	48,440	17,557	161		27		269

Other VIEs:
Affordable housing entities	0	0	2,044		289		2,044
Entities that provide capital to low-income and rural communities	258	0	6		3		6
Other	1	0	139		0		139

Total Other VIEs	259	0	2,189		292		2,189

Total VIEs	$48,699	$17,557	$2,305		$319		$2,458

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the securitization-related VIEs in which we had continuing involvement as of March 31, 2012 and December 31, 2011:

	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
March 31, 2012:
Securities held by third-party investors	$15,460	$0	$14	$3,032		$193		$1,214
Receivables in the trust	44,874	0	21	3,135		193		1,220
Cash balance of spread or reserve accounts	17	0	0	8		0		169
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No
December 31, 2011:
Securities held by third-party investors	$16,428	$75	$24	$3,122		$206		$1,247
Receivables in the trust	47,537	77	36	3,228		206		1,254
Cash balance of spread or reserve accounts	17	12	0	8		0		172
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of March 31, 2012 and December 31, 2011, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations” of our 2011 Form 10-K.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $3.0 billion as of March 31, 2012 and $3.1 billion as of December 31, 2011.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. We do not consolidate these trusts because we do not have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts.

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

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $28 million in advances as of March 31, 2012, all of which was expensed as funded. Our unfunded commitment related to these residual interests was $9 million as of March 31, 2012. We have not consolidated these trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $169 million and $172 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the expected residual balances on the funded letters of credit was $51 million as of March 31, 2012 and December 31, 2011, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $22 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. The value of our obligations under these swaps was $14 million and $12 million as of March 31, 2012 and December 31, 2011, respectively and is recorded in other liabilities on our consolidated balance sheet.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.2 billion and $1.3 billion as of March 31, 2012 and December 31, 2011, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

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

The following table provides details of accounts receivable from securitizations as of March 31, 2012 and December 31, 2011:

(Dollars in millions)	March 31, 2012	December 31, 2011
Interest-only strip classified as trading	$65	$63
Retained interests classified as trading:
Retained notes	23	23
Cash collateral	8	8

Total retained interests classified as trading	31	31

Total accounts receivable from securitizations	$96	$94

We may retain tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches are classified as available-for-sale securities, and changes in the estimated fair value are recorded in other comprehensive income.

The components of the net gains (losses) recognized as a result of changes in the fair value of retained interests are presented below:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Interest only strip valuation changes	$2	$(3)
Fair value adjustments related to spread accounts	11	12
Fair value adjustments related to investors’ accrued interest receivable	0	0
Fair value adjustments related to retained subordinated notes	(4)	18

Net gain recognized in earnings	$9	$27

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

For the periods ending March 31, 2012 and December 31, 2011, the assumptions and sensitivities shown below include all off-balance sheet securitizations:

(Dollars in millions)	March 31, 2012	December 31, 2011
Interest-only strip retained interests	$111 (1)	$110 (1)
Weighted average life for receivables (months)	61	70
Principal repayment rate (weighted average rate)	11.7 – 12.6%	12.2 – 17.1%
Impact on fair value of 10% adverse change	$(2)	$15
Impact on fair value of 20% adverse change	(5)	(5)
Discount rate (weighted average rate)	25.1 – 42.2%	25.0 – 42.2%
Impact on fair value of 10% adverse change	$(6)	$(7)
Impact on fair value of 20% adverse change	(12)	(13)

(1)	Does not include liquidity swap related to the negative amortization bonds of $(15) million and $(16) million as of March 31, 2012 and December 31, 2011, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flows Related to the Unconsolidated Securitizations

The following provides the details of the cash flows related to securitization transactions that qualified as off-balance sheet for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Servicing fees received	$7	$7
Cash flows received on retained interests(1)	10	12

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program.

Supplemental Loan Information

The table below displays the unpaid principal balance of off-balance sheet single-family residential loans we serviced as of March 31, 2012 and December 31, 2011. We also display the unpaid principal balance of loans past due 90 days or more as of March 31, 2012 and December 31, 2011. Net credit losses associated with these loans totaled $9 million and $7 million for the three months ended March 31, 2012 and 2011, respectively.

(Dollars in millions)	March 31, 2012	December 31, 2011
Total principal amount of loans	$1,185	$1,220
Principal amount of loans past due 90 days or more	225	223

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As of March 31, 2012 and December 31, 2011 our interests consisted of assets of approximately $2.1 billion and $2.0 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and is $2.1 billion as of March 31, 2012. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs at March 31, 2012 and December 31, 2011 were approximately $9.4 billion and $8.4 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated at both March 31, 2012 and December 31, 2011 totaled approximately $258 million. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in, but were not required to consolidate as of both March 31, 2012 and December 31, 2011 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of March 31, 2012. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We have a variable interest in Capital One Financial Advisors, LLC which we consolidate as we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIE that we consolidated totaled approximately $1 million as of March 31, 2012 and December 31, 2011. The assets are consolidated in our balance sheet in cash and other assets.

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $293 million and $309 million as of March 31, 2012 and December 31, 2011, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $132 million and $139 million as of March 31, 2012 and December 31, 2011, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $132 million as of March 31, 2012. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets, including mortgage servicing rights, as of March 31, 2012 and December 31, 2011:

(Dollars in millions)	March 31, 2012	December 31, 2011
Goodwill	$13,595	$13,592
Other intangible assets:
Core deposit intangibles(1)	642	479
Contract intangibles(2)	47	50
Purchased credit card relationship intangibles(3)	47	52
Lease intangibles	20	21
Trust intangibles	4	5
Other(4)	147	3

Total other intangible assets	907	610

Total goodwill and other intangible assets	$14,502	$14,202

Mortgage servicing rights	$95	$93

(1)	Includes core deposit intangibles with net carrying value of $202 million related to the acquisition of ING Direct in the first quarter of 2012.
(2)	Relates to the acquisition of the HBC portfolio in the first quarter of 2011.
(3)	Relates to the acquisitions of the HBC credit card portfolio in the first quarter of 2011 and the Kohl’s private-label credit card portfolio in the second quarter of 2011.
(4)

Includes brokerage relations intangibles with a net carrying value of $81 million, trade mark/name intangibles with a net carrying value of $46 million, and non-compete intangibles with a net carrying value of $16 million, all of which related to the acquisition of ING Direct in the first quarter of 2012.

Goodwill

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Credit Card, International Credit Card, Auto Finance, other Consumer Banking and Commercial Banking. As of March 31, 2012 and December 31, 2011, goodwill of $13.6 billion was included in the accompanying consolidated balance sheets. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the three months ended March 31, 2012. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents a summary of changes in goodwill by segment, during the first quarter of 2012.

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Total Company
Balance as of December 31, 2011	$4,691	$4,583	$4,318	$13,592
Acquisitions	0	0	0	0
Other adjustments	3	0	0	3

Balance as of March 31, 2012	$4,694	$4,583	$4,318	$13,595

Other Intangible Assets

In connection with our acquisitions, we recorded intangible assets which consisted of core deposit intangibles, trust intangibles, lease intangibles, and other intangibles, which are subject to amortization. The core deposit and trust intangibles reflect the estimated value of deposit and trust relationships. The lease intangibles reflect the difference between the contractual obligation under current lease contracts and the fair market value of the lease contracts at the acquisition date. The other intangible items relate to customer lists and brokerage relationships.

In connection with the acquisition of the credit card loan portfolios of Sony, HBC and Kohl’s, we recognized purchased credit card relationship intangibles, representing the difference between the purchase price and the fair value of the credit card loans acquired. In connection with the January 7, 2011 acquisition of the HBC credit card portfolio, we also recognized a contract-based intangible asset of $70 million. The contract intangible represents the value attributable to future draws on future accounts. In connection with the February 17, 2012 acquisition of ING Direct, we recognized core deposit intangibles of $209 million and other intangibles of $149 million at acquisition.

The following table summarizes our intangible assets subject to amortization as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles(1)	$1,771	$(1,129)	$0	$642	5.1 years
Purchased credit card relationship intangibles(2)	77	(30)	0	47	5.0 years
Contract intangibles(3)	70	(24)	1	47	5.8 years
Lease intangibles	54	(34)	0	20	20.2 years
Trust intangibles	11	(7)	0	4	11.7 years
Other(4)	173	(26)	0	147	0.3 years

Total	$2,156	$(1,250)	$1	$907

	December 31, 2011
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Core deposit intangibles(1)	$1,562	$(1,083)	$0	$479	5.9 years
Purchased credit card relationship intangibles(2)	77	(25)	0	52	5.2 years
Contract intangibles(3)	70	(19)	(1)	50	6.0 years
Lease intangibles	54	(33)	0	21	20.7 years
Trust intangibles	11	(6)	0	5	11.9 years
Other	25	(22)	0	3	2.3 years

Total	$1,799	$(1,188)	$(1)	$610

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	Includes core deposit intangibles with a net carrying value of $202 million related to the acquisition of ING Direct in the first quarter of 2012.
(2)	Relates to the acquisitions of the HBC credit card portfolio in the first quarter of 2011 and the Kohl’s private-label credit card portfolio in the second quarter of 2011.
(3)	Relates to the acquisition of the existing HBC credit card portfolio in the first quarter of 2011.
(4)

Includes brokerage relations intangibles with a net carrying value of $81 million, trade mark/name intangibles with a net carrying value of $46 million, and non-compete intangibles with a net carrying value of $16 million, all of which related to the acquisitions of ING Direct in the first quarter of 2012.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year’s digits methodology. Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $62 million and $58 million for the three months ended March 31, 2012 and 2011, respectively. The weighted average amortization period for purchase accounting intangibles is 5.8 years as of March 31, 2012.

The following table summarizes the estimated future amortization expense for intangible assets as of March 31, 2012:

(Dollars in millions)	Estimated Future Amortization Amounts
2012 (remaining nine months)	$202
2013	224
2014	178
2015	123
2016	83
Thereafter	97

Total	$907

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table sets forth the changes in the fair value of MSRs during the three months ended March 31, 2012 and 2011:

	March 31,
(Dollars in millions)	2012		2011
Balance at beginning of period	$93		$141
Originations	4		4
Change in fair value, net	(2)		(1)

Balance at end of period	$95		$144

Ratio of mortgage servicing rights to related loans serviced for others	0.55%		0.74%
Weighted average service fee	0.28	bps	0.28	bps

MSR fair value adjustments for the three months ended March 31, 2012 and 2011 included decreases of $3 million and $4 million, respectively, due to run-off and cash collections, and an increase of $1 million and $3 million, respectively, due to changes in the valuation inputs and assumptions.

The significant assumptions used in estimating the fair value of the MSRs as of March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011
Weighted average prepayment rate (includes default rate)	17.69%	12.82%
Weighted average life (in years)	5.06	6.10
Discount rate	13.45%	11.78%

The increase in the weighted average prepayment rate and the corresponding decrease in weighted average life, were both driven by an increase in involuntary attrition due to market conditions and changes in model assumptions.

At March 31, 2012, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $4.7 million and $9.1 million, respectively.

At March 31, 2012, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $8.1 million and $17.8 million, respectively.

As of March 31, 2012, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $65.0 billion, of which $17.6 billion was serviced for other investors. As of March 31, 2011, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $29.8 billion, of which $19.8 billion was serviced for other investors.

NOTE 9—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2012, we had $197.3 billion in interest-bearing deposits of which $5.2 billion represents large denomination certificates of $100,000 or more. As of December 31, 2011, we had $109.9 billion in interest-bearing deposits, of which $4.6 billion represents large denomination certificates of $100,000 or more.

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt. As of March 31, 2012, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares representing preferred stock, common stock, purchase contracts, warrants, units, trust preferred securities, junior subordinated debentures, guarantees of trust preferred securities and certain back-up obligations. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. Under SEC rules, the shelf registration statement, which we filed in May 2009, expires three years after filing. We filed a new effective shelf registration statement with the SEC on April 30, 2012 which will expire three years from the filing date.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock, which totaled $802 million and $362 million, as of March 31, 2012 and December 31, 2011, respectively.

Securitized Debt Obligations

We had $15.5 billion and $16.5 billion of securitized debt obligations as of March 31, 2012 and December 31, 2011, respectively, all of which were held by third party investors.

Senior and Subordinated Debt

As of March 31, 2012, we had $11.9 billion of senior and subordinated notes outstanding, which included $770 million in fair value hedging losses. As of December 31, 2011, we had $11.0 billion of senior and subordinated notes outstanding, including $823 million in fair value hedging losses. One senior note for $282.3 million matured during the three months ended March 31, 2012. During the first quarter of 2012, we issued senior notes in the total amount of $1.25 billion. The new senior notes are due in 2015.

See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Under a Senior and Subordinated Global Bank Note Program, COBNA has issued debt securities to both U.S. and non-U.S. lenders and raised funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $807 million and $810 million outstanding at March 31, 2012 and December 31, 2011, respectively.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both March 31, 2012 and December 31, 2011. There were no junior subordinated borrowings that were called or matured during the three months ended March 31, 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential home loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $1.1 billion and $6.9 billion as of March 31, 2012 and December 31, 2011, respectively.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of March 31, 2012 and December 31, 2011. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

(Dollars in millions)	March 31, 2012	December 31, 2011
Deposits:
Non-interest bearing deposits	$19,274	$18,281
Interest-bearing deposits	197,254	109,945

Total deposits	$216,528	$128,226

Short-term borrowings:
Federal Funds purchased and securities loaned or sold under agreements to repurchase	$770	$1,464
FHLB Advances	0	5,835

Total short-term borrowings	$770	$7,299

	March 31, 2012				December 31, 2011
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate
Long-term debt:
Securitized debt obligations	2012 - 2025	0.28% - 6.40%	1.44%	$15,474	16,527
Senior and subordinated notes:
Fixed unsecured senior debt	2012 - 2021	2.13% - 7.38%	4.72%	7,800	6,850
Floating unsecured senior debt	2014	1.72%	1.72%	250	250

Total unsecured senior debt			4.63%	8,050	7,100
Fixed unsecured subordinated debt	2012 - 2019	5.35% - 8.80%	7.30%	3,898	3,934

Total senior and subordinated notes				11,948	11,034
Other long-term borrowings:
Fixed junior subordinated debt	2027 - 2066	3.63% - 10.25%	8.57%	3,641	3,642
FHLB advances	2012 - 2023	0.60% - 6.88%	1.08%	1,052	1,059

Total other long-term borrowings				4,693	4,701
Total long-term debt				$32,115	$32,262

Total short-term borrowings and long-term debt				$32,885	$39,561

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1
FHLB advances	1	0

Total short-term borrowings	2	1

Long-term debt:
Securitized debt obligations	80	140
Senior and subordinated notes:
Unsecured senior debt	58	35
Unsecured subordinated debt	30	29

Total senior and subordinated notes	88	64

Other long-term borrowings:
Junior subordinated debt	79	80
FHLB advances	3	3
Other	2	2

Total long-term debt	252	289

Total short-term borrowings and long-term debt	$254	$290

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging. The outstanding notional amount of our derivative contracts totaled $49.7 billion as of March 31, 2012, compared with $73.2 billion as of December 31, 2011, primarily due to the termination of the ING Direct acquisition hedges. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.7 billion and $490 million, respectively, as of March 31, 2012, compared with $1.9 billion and $987 million, respectively, as of December 31, 2011.

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

•

Net Investment Hedges: We use net investment hedges, primarily forward foreign exchange contracts, to manage the exposure related to our net investments in consolidated foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI. During the third quarter of 2011, we discontinued hedge accounting on our only net investment hedge. Therefore, we did not have any net investment hedges outstanding as of March 31, 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of March 31, 2012 and December 31, 2011. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	March 31, 2012			December 31, 2011
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$15,931	$953	$3	$14,425	$1,019	$1
Cash flow interest rate contracts	5,000	75	2	6,325	71	130

Total interest rate contracts	20,931	1,028	5	20,750	1,090	131

Foreign exchange contracts:
Cash flow foreign exchange contracts	4,928	2	82	4,577	93	16
Net investment foreign exchange contracts	0	0	0	0	0	0

Total foreign exchange contracts	4,928	2	82	4,577	93	16

Total derivatives designated as accounting hedges	25,859	1,030	87	25,327	1,183	147

Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	293	16	8	383	18	12
Customer accommodation(2)	16,965	418	310	16,147	453	395
Other interest rate exposures	3,956	25	26	29,027	85	362

Total interest rate contracts	21,214	459	344	45,557	556	769

Foreign exchange contracts	1,389	188	53	1,348	193	65
Other contracts	1,204	1	6	932	4	6

Total derivatives not designated as accounting hedges	23,807	648	403	47,837	753	840

Total derivatives	$49,666	$1,678	$490	$73,164	$1,936	$987

(1)

Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

valuation adjustments. We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $19 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. See “Derivative Counterparty Credit Risk” below for additional information.
(2)	Customer accommodation derivatives include those entered into with our commercial banking customers and those entered into with other counterparties to offset the market risk.

Upon the completion of the ING Direct acquisition in February 2012, we terminated the portfolio of interest-rate swaps we entered into in anticipation of the acquisition. These interest-rate swaps consisted of an initial notional amount of $23.8 billion and an additional notional amount of $1.0 billion resulting from subsequent rebalancing actions. The total cash payment at termination was $355 million. We recognized a mark-to-market loss of $78 million in earnings in the first quarter of 2012 related to these swaps.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Loss recognized in earnings on derivatives(1)	$(68)	$(149)
Gain recognized in earnings on hedged items(1)	59	154

Net fair value hedge ineffectiveness gain (loss)	(9)	5

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	(2)	(1)
Customer accommodation(1)	11	8
Other interest rate exposures(1)	(81)	6

Total	(72)	13

Foreign exchange contracts(1)	(13)	(3)
Other contracts(1)	(1)	(3)

Total gain (loss) on derivatives not designated as accounting hedges	(86)	7

Net derivatives gain (loss) recognized in earnings	$(95)	$12

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$6	$7
Foreign exchange contracts	(6)	0

Subtotal	0	7

Net investment hedges:
Foreign exchange contracts	0	(1)

Net derivatives gain recognized in AOCI	$0	$6

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$9	$(12)
Foreign exchange contracts(3)	(6)	(2)

Subtotal	3	(14)

Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0
Foreign exchange contracts (3)	0	0

Subtotal	0	0

Net derivatives gain (loss) recognized in earnings	$3	$(14)

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $2 million recorded in AOCI as of March 31, 2012, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of March 31, 2012. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $22 million and $23 million as of March 31, 2012 and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

December 31, 2011, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $14 million and $12 million as of March 31, 2012 and December 31, 2011, respectively. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $56 million and $141 million as of March 31, 2012 and December 31, 2011, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $165 million and $353 million as of March 31, 2012 and December 31, 2011, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $26 million and $39 million as of March 31, 2012 and December 31, 2011, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $848 million and $894 million as of March 31, 2012 and December 31, 2011, respectively. We also received securities from derivatives counterparties totaling $90 million as of March 31, 2012, which we have the ability to repledge. We posted cash collateral in accounts maintained by derivatives counterparties totaling $165 million and $353 million as of March 31, 2012 and December 31, 2011, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $19 million and $25 million as of March 31, 2012 and December 31, 2011, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million and $2 million as of March 31, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (AOCI)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $148 million and $142 million as of March 31, 2012 and December 31, 2011, respectively:

(Dollars in millions)	March 31, 2012	December 31, 2011
Net unrealized gains (losses) on securities(1)	$288	$294
Net unrecognized elements of defined benefit plans	(43)	(43)
Foreign currency translation adjustments	6	(49)
Unrealized losses on cash flow hedging instruments	(25)	(26)
Other-than-temporary impairment not recognized in earnings on securities	44	10
Initial application of measurement date provisions for postretirement benefits other than pensions	(1)	(1)
Initial application from adoption of consolidation standards	(16)	(16)

Total accumulated other comprehensive income	$253	$169

(1)

Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $116 million (net of income tax of $74 million) and $170 million (net of income tax of $109 million) were reported in other comprehensive income as of March 31, 2012 and December 31, 2011, respectively.

NOTE 12—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(Dollars and Shares in millions, except per share data)	2012	2011
Basic earnings per share
Income from continuing operations, net of tax	$1,505	$1,032
Loss from discontinued operations, net of tax	(102)	(16)

Net income applicable to common equity	1,403	1,016
Dividends and undistributed earnings allocated to participating securities(1)	(7)	0

Net income available to common stockholders	$1,396	$1,016

Total weighted-average basic shares outstanding	509	454

Net income per share	$2.74	$2.24

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended March 31,
(Dollars and Shares in millions, except per share data)	2012	2011
Diluted earnings per share(2)
Net income available to common stockholders	$1,396	$1,016

Total weighted-average basic shares outstanding	509	454
Stock options, warrants, contingently issuable shares, and other	4	6

Total weighted-average diluted shares outstanding	513	460

Net income per share	$2.72	$2.21

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 9.1 million and 9.6 million of awards, options or warrants, for the three months ended March 31, 2012 and 2011, respectively, because their inclusion would be antidilutive.

On February 16, 2012, we settled forward sale agreements that we entered into with certain counterparties acting as forward purchasers in connection with a public offering of shares of our common stock on July 19, 2011. Pursuant to the forward sale agreements, we issued 40 million shares of our common stock at settlement.

On February 17, 2012, as part of the consideration for the acquisition of ING Direct, we issued 54,028,086 shares of our common stock to the ING Sellers.

On March 20, 2012 we closed a public offering of 24,442,706 shares of our common stock which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.24 billion.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance for derivatives also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We had not made any material fair value option elections as of March 31, 2012 and December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2012
	Fair Value Measurements Using			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury debt obligations	$2,053	$0	$0	$2,053
US Agency debt obligations	0	179	0	179
Residential mortgage-backed securities	0	39,385	1,821	41,206
Commercial mortgage-backed securities	0	5,198	387	5,585
Asset-backed securities	0	9,998	241	10,239
Other	273	1,268	7	1,548

Total securities available for sale	2,326	56,028	2,456	60,810
Other assets:
Mortgage servicing rights	0	0	95	95
Derivative receivables(1)(2)	1	1,612	65	1,678
Retained interests in securitizations and other	0	0	140	140

Total Assets	$2,327	$57,640	$2,756	$62,723

Liabilities
Other liabilities:
Derivative payables(1)(2)	$(3)	$(451)	$(36)	$(490)
Other(3)	0	0	(14)	(14)

Total Liabilities	$(3)	$(451)	$(50)	$(504)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Fair Value Measurements Using			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury debt obligations	$124	$0	$0	$124
U.S. Agency debt obligations	0	138	0	138
Residential mortgage-backed securities	0	26,455	195	26,650
Commercial mortgage-backed securities	0	913	274	1,187
Asset-backed securities	0	10,118	32	10,150
Other	279	219	12	510

Total securities available for sale	403	37,843	513	38,759
Other assets:
Mortgage servicing rights	0	0	93	93
Derivative receivables(1)(2)	5	1,828	103	1,936
Retained interests in securitizations and other	0	0	145	145

Total Assets	$408	$39,671	$854	$40,933

Liabilities
Other liabilities:
Derivative payables(1)(2)	$(6)	$(702)	$(279)	$(987)
Other(3)	0	0	(12)	(12)

Total Liabilities	$(6)	$(702)	$(291)	$(999)

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

(2)

Does not reflect $19 million and $23 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2012 and December 31, 2011, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

(3)	Includes manufactured housing, swap and other transactions. See “Note 7—Variable Interest Entities and Securitizations” for additional information.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the first quarter of 2012, we had minimal movements between Levels 1 and 2.

Level 3 Instruments Only

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2012
	Balance, January 1, 2012	Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2012	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2012(3)
(Dollars in millions)		Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$195	$(10)	$(26)	$2,279	$(640)	$0	$(16)	$98	$(59)	$1,821	$(10)
Commercial mortgage-backed securities	274	4	3	297	(76)	0	(3)	13	(125)	387	0
Asset-backed securities	32	0	5	105	0	0	(2)	132	(31)	241	4
Other	12	0	0	0	0	0	(5)	6	(6)	7	0
Total securities available -for-sale	513	(6)	(18)	2,681	(716)	0	(26)	249	(221)	2,456	(6)
Other Assets:
Mortgage servicing rights	93	1	0	0	0	4	(3)	0	0	95	1
Derivative receivables	103	(3)	0	0	0	2	(49)	13	(1)	65	(3)
Retained interest in securitization and other	145	(5)	0	0	0	0	0	0	0	140	(5)
Liabilities:
Other Liabilities
Derivative Payables	(279)	5	0	0	0	(32)	259	8	3	(36)	5
Other	(12)	(2)	0	0	0	0	0	0	0	(14)	(2)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2011
	Balance, January 1, 2011	Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2011	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2011(3)
(Dollars in millions)		Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$578	$0	$(6)	$0	$(15)	$0	$(38)	$0	$0	$519	$0
Asset-backed securities	13	0	0	0	0	0	0	0	0	13	0
Other	7	0	0	0	0	0	7	0	0	7	0
Total securities available -for-sale	598	0	(6)	0	(15)	0	(38)	0	0	539	0
Other Assets:
Mortgage servicing rights	141	3	0	0	0	4	(4)	0	0	144	3
Derivative receivables	46	2	0	0	0	0	(7)	0	0	41	2
Retained interest in securitization and other	120	(8)	0	0	0	0	0	0	0	112	(8)
Liabilities:
Other Liabilities
Derivative Payables	(43)	(1)	0	0	0	0	(3)	0	0	(39)	(1)

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

(2)

The transfers out of Level 3 for the first quarter of March 31, 2012 were primarily driven by greater consistency amongst multiple pricing sources. The transfers into Level 3 was primarily driven by less consistency amongst vendor pricing on individual securities for non-agency MBS.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Our Valuations Group performs periodic independent verification of fair value measurements by using independent analytics and other available market data to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the pricing used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources. Additional validation procedures performed by the Valuations Group include reviewing valuation inputs and assumptions, monitoring limits and acceptable variance thresholds between different pricing sources, and evaluating alternative methodologies and recommend improvements to valuation techniques. We perform due diligence reviews of the third party pricing services, including reviewing their pricing methodology and other control documentation. Additionally, on an on-going basis we may select a sample of securities and test their valuation by obtaining more detailed information about the pricing methodology, sources of information, and assumptions used to value the securities.

The Valuation Advisory Committee delegates the day-to-day valuation oversight to the Fair Value Committee. The Valuation Advisory Committee includes senior representation from business areas, our Enterprise Risk Oversight division and our Finance division. The purpose of the Valuations Advisory Committee is to inform the Chief Financial Officer on the reasonableness of fair valuations and to raise material risks or concerns, if any, concerning fair valuations. The Fair Value Committee regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit and Risk Committee or other delegated committee of the Board of Directors.

The following presents the significant unobservable inputs relied upon to determine the fair values of our recurring Level 3 financial instruments. We utilize multiple third party pricing services to obtain fair value measures for our securities. Several of our third party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third party pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the Available for Sale Securities presented below represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2012	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Assets:
Securities available-for-sale:

Residential mortgage-backed securities	1,821	Vendor pricing	Yield Constant prepayment rate Default rate	1-23% (7%)
				0-28% (7%)
				1-20% (8%)
			Loss severity	12-76% (52%)

Commercial mortgage-backed securities	387	Vendor pricing	Yield	2-8% (3%)
			Constant prepayment rate	0-0% (0%)

Asset-backed securities	241	Vendor pricing	Yield	3-18% (7%)
			Constant prepayment rate	0-13% (3%)
			Default rate	2-15% (10%)
			Loss severity	42-80% (71%)

Other	7	Vendor pricing

Other Assets:

Mortgage servicing rights	95	Discounted cash flows	Constant prepayment rate	9.82-32.10% (17.69%)
			Discount rate	9.93-23.00% (13.45%)
			Servicing cost ($ per loan)	$67.66-$364.31 ($187.81)

Derivative receivables	65	Present value	Swap rates	2.29-2.91% (2.74%)

Retained interests in securitization and other	140	Discounted cash flows	Life of receivables Constant prepayment rate Discount rate	19-86 months
				0.13-16.19%
				1.92-42.70%

Liabilities:
Other Liabilities:

Derivative payables	(36)	Present value	Swap rates	2.29-2.91% (2.74%)
		Black model	Flat volatility	28.56-29.05% (28.66%)

Other (Manufactured housing swap obligations)	(14)	Discounted cash flows	Constant prepayment rate	0.17-0.23% (0.20%)
			Default rate	0.32-0.38% (0.35%)
			Illiquidity risk	1.20%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Loans Held For Investment, Net

Loans held for investment are carried at the fair value of the underlying collateral, less the estimated cost to sell. Due to the use of unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for loans held for investment are recorded in provision for credit losses in the consolidated statement of income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet, the following table provides the fair value measures by level of valuation assumptions used and the gains or losses recognized for these assets as a result of fair value measurements.

	March 31, 2012
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$627	$0	$627	N/A	N/A	N/A
Loans held for investment	0	0	79	79	Appraisal Value	Non-recoverable rate	10-38% (14%)
Foreclosed assets(1)	0	0	100	100	Appraisal Value	Cost to Sell Bias Factor	10-14% 0-11%
Other(2)	0	0	22	22	Appraisal Value	Cost to Sell	6-6% (6%)

Total	$0	$627	$201	$828

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$201	$0	$201
Loans held for investment	0	0	113	113
Foreclosed assets(1)	0	0	169	169
Other(2)	0	0	21	21

Total	$0	$201	$303	$504

	Total Gains (Losses) Three Months Ended March 31,
(Dollars in millions)	2012	2011
Assets
Loans held for sale	$16	$(3)
Loans held for investment	(25)	(25)
Foreclosed assets(1)	(8)	(30)
Other(2)	(2)	0

Total	$(19)	$(58)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Consists of long lived assets held for sale.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$30,656	$30,656	30,656	0	0
Restricted cash for securitization investors	1,090	1,090	1,090	0	0
Securities available for sale	60,810	60,810	2,326	56,028	2,456
Loans held for sale	627	627	0	627	0
Net loans held for investment	169,762	171,029	0	0	171,029
Interest receivable	1,157	1,157	0	1,157	0
Accounts receivable from securitization	96	96	0	0	96
Derivatives	1,678	1,678	1	1,612	65
Mortgage servicing rights	95	95	0	0	95

Financial Liabilities
Non-interest bearing deposits	$19,274	$19,274	19,274	0	0
Interest-bearing deposits	197,254	196,693	0	0	196,693
Senior and subordinated notes	11,948	12,219	0	12,219	0
Securitized debt obligations	15,474	15,636	0	12,492	3,144
Federal funds purchased and securities loaned or sold under agreements to repurchase	770	770	770	0	0
Other borrowings	4,693	4,755	349	3,287	1,119
Interest payable	384	384	0	384	0
Derivatives	490	490	3	451	36

	December 31, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,838	$5,838
Restricted cash for securitization investors	791	791
Securities available for sale	38,759	38,759
Loans held for sale	201	201
Net loans held for investment	131,642	133,710
Interest receivable	1,029	1,029
Accounts receivable from securitization	94	94
Derivatives	1,936	1,936
Mortgage servicing rights	93	93

Financial Liabilities
Non-interest bearing deposits	$18,281	$18,281
Interest-bearing deposits	109,945	110,002
Senior and subordinated notes	11,034	10,870
Securitized debt obligations	16,527	16,632
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,464	1,464
Other borrowings	10,536	10,607
Interest payable	466	466
Derivatives	987	987

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2012 and December 31, 2011. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources are analyzed and validated. Additionally, on an on-going basis we may select a sample of securities and test the third party valuation by obtaining more detailed information about the pricing methodology, sources of information, and assumptions used to value the securities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The significant unobservable inputs used in the fair value measurement of our residential, asset-backed and commercial securities include yield, prepayment rate, default rate and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation or combination would result in a significant change in fair value measurement. Generally, an increase in the yield assumption will result in a decrease in fair value measurement, however, an increase or decrease in prepayment rate, default rate or loss severity may have a different impact on the fair value given various characteristics of the security including the capital structure of the deal, credit enhancement for the security or other factors.

As of March 31, 2012, we saw further improvements in the market value of our portfolio holdings driven by lower interest rates and reduced risk premiums as compared to 2011. The increase in the amount of Level 3 securities was primarily driven by the increase in non-agency MBS securities due to acquisition of ING Direct securities portfolio.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of March 31, 2012 and December 31, 2011 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at March 31, 2012 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our credit card, auto and commercial loan portfolios.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

information as described in the above section. We used internal pricing models, discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third party pricing was not available.

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The increase in fair value of other borrowings above carrying values at March 31, 2012 was primarily due to interest rate spreads across the industry.

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

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding and included in other liabilities as of March 31, 2012 and December 31, 2011 that have been issued since January 1, 2003 was $3 million and $4 million, respectively. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At March 31, 2012 and December 31, 2011, there was no material unrealized appreciation or depreciation on these financial instruments.

Note 14—BUSINESS SEGMENTS

Our principal operations are currently organized into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operating results of acquired businesses have been included in our existing business

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

segments. The substantial majority of the operations of ING Direct are reflected in Consumer Banking business results. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group are included in the “Other” category.

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. See “Note 20—Business Segments” of our 2011 Form 10-K for information on the allocation methodologies used to derive our business segment results.

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type. As a result of this re-alignment, we now report three product categories: commercial and multifamily real estate, commercial and industrial loans and small-ticket commercial real estate, which is a run-off portfolio. We previously reported four categories within our Commercial Banking business: commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate. Middle market and specialty lending related products are included in commercial and industrial loans. All tax-related commercial real estate investments, some of which were previously included in the “Other” segment, are now included in the commercial and multifamily real estate category of our Commercial Banking business. Because these tax-related commercial investments generate tax-exempt income or tax credits, we present the related revenue on a taxable-equivalent basis. Prior period amounts have been recast to conform to the current period presentation.

Segment Results and Reconciliation

The following tables provide a summary of our business segment results for the three months ended March 31, 2012 and 2011 and selected balance sheet data as of March 31, 2012 and December 31,2011. Total consolidated assets are not allocated among our business segments in the information that is reviewed by our chief operating decision maker. The total of our business segment results and “Other” category, does not differ from our total consolidated reported results.

	Three Months Ended March 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Net interest income (expense)	$1,992	$1,288	$431	$(297)	$3,414
Non-interest income (expense)	598	176	85	662	1,521

Total revenue	2,590	1,464	516	365	4,935
Provision for credit losses	458	174	(69)	10	573
Non-interest expense:
Core deposit intangible amortization	0	37	9	0	46
Other non-interest expense	1,268	906	252	32	2,458

Total non-interest expense	1,268	943	261	32	2,504

Income from continuing operations before income taxes	864	347	324	323	1,858
Income tax provision (benefit)	298	123	114	(182)	353

Income from continuing operations, net of tax	$566	$224	$210	$505	$1,505

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended March 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Net interest income (expense)	$1,941	$983	$376	$(160)	$3,140
Non-interest income (expense)	674	186	71	11	942

Total revenue	2,615	1,169	447	(149)	4,082
Provision for credit losses	450	95	(16)	5	534
Non-interest expense:
Core deposit intangible amortization	0	35	11	0	46
Other non-interest expense	1,178	705	201	32	2,116

Total non-interest expense	1,178	740	212	32	2,162

Income (loss) from continuing operations before income taxes	987	334	251	(186)	1,386
Income tax provision (benefit)	344	119	89	(198)	354

Income from continuing operations, net of tax	$643	$215	$162	$12	$1,032

Business Segment Loans and Deposits

The total loan and deposit amounts attributable to each of our reportable business segments as of March 31, 2012 and December 31, 2011 are presented in the following tables:

	March 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$61,476	$77,300	$34,906	$140	$173,822
Total deposits	0	176,007	28,046	12,475	216,528

	December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$65,075	$36,315	$34,327	$175	$135,892
Total deposits	0	88,540	26,683	13,003	128,226

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We had contractual amounts of standby letters of credit and commercial letters of credit of $1.8 billion and $1.9 billion as of March 31, 2012 and December 31, 2011. As of March 31, 2012, financial guarantees had expiration dates ranging from 2012 to 2023. The fair value of the guarantees outstanding which we included in our consolidated balance sheets in other liabilities was $3 million as of March 31, 2012.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions totaled $330 million as of March 31, 2012. The actual payment amount related to $30 million of this balance will be determined as of September 30, 2012. The actual payment amount related to the remaining $300 million of this balance will be determined as of December 31, 2013. We recognized expense related to contingent payment arrangements of $12 million in Q1 2012. As such, we had a liability for contingent payments related to these arrangements of $100 million and $88 million as of March 31, 2012 and December 31, 2011, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of March 31, 2012 and December 31, 2011:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	March 31, 2012	December 31, 2011	Original Unpaid Principal Balance
(Dollars in billions)			Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	6	6	19	0	2	8	9
Uninsured Securitizations and Other	27	30	81	3	15	30	33

Total	$38	$41	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $19 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately $16 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $3 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $81 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $50 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. An additional approximately $21 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $38 billion in unpaid principal balance remains outstanding as of March 31, 2012, approximately $15 billion in losses have been realized and approximately $10

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $10 billion original principal balance of mortgage loans for which we do not have complete information about the current holders or the underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.3 billion original principal balance of mortgage loans as of March 31, 2012, compared with $2.1 billion as of December 31, 2011. As of March 31, 2012, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $1.1 billion reserve relates to the $27 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages. We believe this is because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	196	359	131	686
Loans repurchased/made whole	(67)	(14)	(16)	(97)
Demands rescinded	(85)	(6)	(30)	(121)
Reclassifications(2)	6	72	(78)	0

Open claims as of December 31, 2011	$176	$1,243	$672	$2,091

Gross new demands received	107	50	172	329
Loans repurchased/made whole	(9)	(1)	(22)	(32)
Demands rescinded	(35)	0	(7)	(42)
Reclassifications(2)	0	1	(1)	0

Open claims as of March 31, 2012	$239	$1,293	$814	$2,346

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

(2)

Represents adjustments to correct the counterparty category as of March 31, 2012 and December 31, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Moreover, although we often disagree with the GSEs about the validity of their repurchase requests, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses. Our lifetime representation and warranty reserves with respect to GSE loans are grounded in this history. Finally, as discussed in more detail below, one of our subsidiaries entered into a settlement with a GSE to resolve present and future repurchase claims in the first quarter of 2012. Our reserves allocated to the GSE segment reflect the amount of that settlement which was paid after March 31, 2012.

For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization segment are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category each quarter, we consider current and future losses inherent within the securitization and apply legal judgment to the actual and anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Litigation and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where GreenPoint provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

For the $3 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $81 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical activity and repurchase rates to estimate

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively irregular nature of repurchase activity within these categories. Some Uninsured Securitization investors from this category who have not made repurchase requests or filed representation and warranty lawsuits are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserves for all three subsidiaries were $1.1 billion as of March 31, 2012, as compared with $943 million as of December 31, 2011. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $169 million for the three months ended March 31, 2012, primarily driven by an increased reserve associated with a settlement between a subsidiary and a GSE to resolve present and future repurchase claims. This GSE settlement accounted for $95 million of the $169 million provision. The remainder of the provision is primarily driven by certain inactive insured securitizations becoming active insured securitizations in the first quarter.

During the first quarter of 2012, we had settlements of repurchase requests totaling $11 million that were charged against the reserve. The table below summarizes changes in our representation and warranty reserves for the three months ended March 31, 2012 and 2011, and for full year 2011:

Changes in Representation and Warranty Reserves

	Three Months Ended March 31,		Full Year
(Dollars in millions)	2012	2011	2011
Representation and warranty repurchase reserve, beginning of period(1)	$943	$816	$816
Provision for repurchase losses(2)	169	44	212
Net realized losses	(11)	(14)	(85)

Representation and warranty repurchase reserve, end of period(1)	$1,101	$846	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $16 million and $5 million for the three months ended March 31, 2012 and 2011, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $153 million and $39 million, for the three months ended March 31, 2012 and 2011, respectively.

As indicated in the table below, most of the reserves relate to the $11 billion in original principal balance of mortgage loans sold directly to the GSEs and to the $16 billion in mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

	Reserve Liability
(Dollars in millions, except for loans sold)	March 31, 2012	December 31, 2011	Loans Sold 2005 to 2008(1)
GSEs and Active Insured Securitizations	$927	$778	$27
Inactive Insured Securitizations and Others	174	165	84

Total	$1,101	$943	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes that would justify an incremental accrual under applicable accounting standards. We believe that the upper end of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels, including reasonably possible future losses relating to the US Bank Litigation, DBSP Litigation and the FHLB of Boston Litigation, could be as high as $1.5 billion, which is unchanged from the estimate provided as of December 31, 2011. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimated upper-end of the amount of reasonably possible losses. There is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, litigation outcomes, future repurchase claims levels, ultimate repurchase success rates and mortgage loan performance levels.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2011 and March 31, 2012 was zero. In January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Supreme Court of British Columbia (Vancouver Registry) against the Visa and MasterCard membership associations related to credit card interchange fees. In May 2011, another merchant, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Ontario Superior Court of Justice (Toronto Region) asserting the same alleged violations of law related to credit card interchange fees and network rules. In April, 2012, Capital One Financial Corporation was included as a defendant, along with several other member banks, to an existing class action against Visa and MasterCard that is pending in the Superior Court of Quebec (District of Montreal) and brought by a merchant corporation on behalf of itself and other merchants that accept Visa and MasterCard branded credit cards. All three class actions name Visa and MasterCard and a number of member banks, including Capital One Financial Corporation. Capital One Bank (Canada Branch), which was not named as a defendant, issues only MasterCard branded credit cards in Canada. The class action complaints allege that the associations and member banks are liable for civil conspiracy, unjust enrichment, constructive trust and unlawful interference with economic interests and violated Canadian anti-competition laws by (a) conspiring to fix supra-competitive interchange fees and merchant discounts, and (b) requiring participation in the respective networks and adherence to Visa and MasterCard Rules to acceptance of payment guarantee services.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleges in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the UCL when it raised interest rates on certain credit card accounts. The plaintiff seeks damages, restitution, attorney’s fees and an injunction against future rate increases. The District Court granted COBNA’s motion to dismiss all claims as a matter of law prior to any discovery. On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings. The Ninth Circuit upheld the dismissal of the plaintiff’s breach of contract claim, finding that COBNA was contractually allowed to increase interest rates. In September 2010, the Ninth Circuit denied COBNA’s Petition for Panel Rehearing and Rehearing En Banc. In January 2011, COBNA filed a writ of certiorari with the United States Supreme Court, seeking leave to appeal the Ninth Circuit’s ruling. On April 4, 2011, the United States Supreme Court denied Capital One’s writ of certiorari, and as a result, the Ninth Circuit remanded the case back to the District Court to begin discovery. The parties have briefed plaintiff’s motion for class certification and await oral argument before the Court.

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

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the Supreme Court of the State of New York, New York County, by U.S. Bank National Association, Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs have alleged breaches of representations and warranties with respect to certain specific mortgage loans. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. In March 2010, GreenPoint answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

against U.S. Bank alleging breach of covenant of good faith and fair dealing. In April 2010, plaintiffs U.S. Bank, Syncora, and CIFG filed an amended complaint seeking, among other things, the repurchase remedies described above and indemnification for losses suffered by Syncora and CIFG. GreenPoint filed a motion to dismiss the amended complaint. In January 2011, the Court instructed plaintiffs to seek leave of court to file an amended complaint supported by an evidentiary showing of merit. Plaintiffs filed their motion for leave in June 2011, GreenPoint opposed the motion, and the court heard arguments on the motion in January 2012. On February 28, 2012, the Court denied plaintiff’s motion for leave to an amended complaint and dismissed Syncora and CIFG with prejudice. Syncora and CIFG have appealed the ruling. As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because GreenPoint has not established reserves with respect to the portfolio-wide repurchase claim on the basis that the claim is not considered probable and reasonably estimable. In the event GreenPoint is obligated to repurchase all 30,000 mortgage loans under the portfolio-wide repurchase claim, GreenPoint would incur the current and future economic losses inherent in the portfolio. With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $865 million of losses have been realized and approximately $276 million in mortgage loans are still outstanding, of which approximately $30 million are more than 90 days delinquent, including foreclosures and REO.

In September 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has not established a reserve with respect to any portfolio-wide repurchase claim, but in the event GreenPoint is obligated to indemnify DBSP for the repurchase of all 6,200 mortgage loans, GreenPoint would incur the current and future economic losses inherent in the securitization. With respect to these loans, we believe approximately $150 million of losses have been realized and approximately $43 million in mortgage loans are still outstanding, of which approximately $2 million are more than 90 days delinquent, including foreclosures and REO.

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

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

District of Louisiana. Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted the motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. On April 18, 2011, CONA moved for reconsideration of those portions of the court’s ruling denying its motion to dismiss, and on June 7, 2011, CONA moved for certification of an interlocutory appeal. The MDL court denied the motion to reconsider on June 23, 2011, and denied the motion for interlocutory appeal on July 13, 2011. The parties have been engaged in discovery since May, 2011.

Patent Litigation

On February 23, 2011, Capital One Financial Corporation, Capital One, N.A., and Capital One Bank (USA), N.A. (collectively, “Capital One”), were named as defendants, along with several other banks, in a patent infringement lawsuit filed by DataTreasury Corporation (“DataTreasury”) in the United States District Court for the Eastern District of Texas. DataTreasury alleges that Capital One and the other banks willfully infringed certain patents relating to remote image capture with centralized processing and storage. Capital One was served with the complaint on April 5, 2011, and filed an answer on May 26, 2011. On August 30, 2011, Capital One joined other defendants in filing a Motion to Transfer Venue from the U.S. District Court for the Eastern District of Texas, Tyler Division to the Southern District of Texas, Houston Division. That motion was denied by the trial court on January 30, 2012. All of the defendants have sought an appeal to the United States Court of Appeals for the Federal Circuit on the venue issue, which in currently in the briefing stage. The parties are also engaged in discovery.

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities (the “FHLB of Boston Litigation”). Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011, and plaintiff subsequently filed a motion to remand the matter to state court. On March 9, 2012, the court denied plaintiff’s motion to remand.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 16—SUBSEQUENT EVENTS

On August 10, 2011, we entered into a purchase and sale agreement (the “Purchase Agreement”) with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), to acquire substantially all of the assets and assume liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “HSBC Transaction”). On May 1, 2012, we closed the HSBC Transaction, which included (i) the acquisition of HSBC’s domestic credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts and approximately $28.2 billion in credit card receivables and approximately $0.6 billion in other net assets. The HSBC Transaction enhances the existing franchise and scale in the Domestic Card business and accelerates our achievement of a leading position in retail credit card partnerships.

In exchange for the assets and liabilities acquired in the HSBC Transaction, we transferred consideration of approximately $31.3 billion in cash to HSBC, which included a $2.5 billion premium. We financed the acquisition through a combination of existing cash, including cash acquired from the ING Direct acquisition, sale of securities held as available-for-sale, as well as public debt and equity offerings executed in March 2012. Given the limited time between the acquisition date and the issuance of our consolidated financial statements for March 31, 2012, the allocation of the purchase price of the HSBC Transaction based on the fair value of assets acquired and liabilities assumed as of May 1, 2012 has not yet been completed and we do not have final information regarding the total costs associated with the debt and equity offerings. We are in the process of gathering this information as well as assembling and assessing information to assist us in determining the required fair value measures at acquisition. We expect to substantially complete the initial accounting for the HSBC Transaction, including the purchase price allocation, during the second quarter of 2012. We will begin reporting the results, including the impact of the HSBC Transaction, for the period, from the date of closing of the HSBC Transaction, in our unaudited consolidated financial statements in the second quarter of 2012. We also will provide the following additional information, which is currently not available to us, in our second quarter 2012 unaudited consolidated financial statements:

•	total acquisition-related costs, including the costs associated with the debt and equity offerings that occurred in March 2012;

•	comparative consolidated pro forma revenue and net income results as if the acquisition of HSBC had occurred as of January 1, 2011;

•

the fair value, gross contractually required payments, best estimate as of the acquisition date of the required payments that are not expected to be collected, and other information related to acquired loans;

•	the amounts recorded at acquisition for each major class of assets acquired and liabilities assumed;

•	the nature, amounts recognized and measurement basis of assets and liabilities arising from contingencies recognized at acquisition; and

•	qualitative and quantitative information related to any goodwill or bargain purchase gain recorded at acquisition.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. On February 17, 2012, we completed our acquisition of ING Direct, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the first quarter of 2012, to include the operations of ING Direct. Otherwise, there were no changes in our internal control over financial reporting during the first quarter of 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Note 15— Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the first quarter of 2012:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
January 1-31, 2012	664,091	$46.04	—	$—
February 1-29, 2012	230,432	46.00	—	—
March 1-31, 2012	34,503	46.20	—	—

Total	929,026	46.04	—	—

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2012, in connection with the acquisition of ING Direct, we issued 54,028,086 shares of common stock to ING Bank N.V. in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See “Note 2—Acquisitions” in this report for additional information.

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

CAPITAL ONE FINANCIAL CORPORATION

Date: May 8, 2012	By:	/S/ GARY L. PERLIN
Gary L. Perlin Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-Q

DATED MARCH 31, 2012

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (ii) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iii) the “2008 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009; and (iv) the “2011 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the Corporation’s 2011 Form 10-K).

2.3	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on November 13, 1996).

Exhibit No.	Description

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.5	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 5, 2007).

4.2.6	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on May 22, 2009).

4.2.7	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.8	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 2.150% Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on March 23, 2012).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

Exhibit No.	Description

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1*	Amendments No. 1, dated March 29, 2012, to Restricted Stock Award Agreements granted to Lynn Carter.

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

99.1*	Reconciliation of Non-GAAP Measures and Regulatory Capital Measures.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.