Form 10-Q
period 2012-06-30
CAPITAL ONE FINANCIAL CORP
filed 2012-08-09
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 580,850,895 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

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

SUMMARY OF SELECTED FINANCIAL DATA

Below we provide selected consolidated financial data from our results of operations for the three and six months ended June 30, 2012 and 2011, and selected comparative consolidated balance sheet data as of June 30, 2012, and December 31, 2011. We also provide selected key metrics we use in evaluating our performance.

On February 17, 2012, we completed the acquisition of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp “ (the “ING Direct acquisition”). The ING Direct acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date. On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “HSBC U.S. card acquisition”). The HSBC U.S. card acquisition included (i) the acquisition of HSBC’s U.S. credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, approximately $27.8 billion in outstanding credit card receivables designated as held for investment and approximately $327 million in other net assets. The ING Direct and HSBC U.S. card acquisitions had a significant impact on our results and selected metrics for the three and six months ended June 30, 2012 and our financial condition as of June 30, 2012.

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the HSBC U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). HSBC U.S. card loans accounted for based on expected cash flows consisted of loans with a fair value at acquisition of $651 million that were deemed to be credit impaired because they were delinquent and revolving cardholder privileges had been revoked. Because the fair value recorded at acquisition and subsequent accounting for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans.

Of the $27.8 billion in outstanding HSBC U.S. card loans that we acquired that were designated as held for investment, $26.2 billion had existing revolving privileges at acquisition and were therefore excluded from the accounting guidance applied to the loans described above. These loans were recorded at fair value of $26.9 billion at acquisition, resulting in a net premium of $705 million at acquisition. Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. In the second quarter of 2012, we recorded provision expense of $1.2 billion to establish an allowance primarily related to these loans. The provision expense of $1.2 billion is included in the provision for credit losses of $1.7 billion recorded in the second quarter of 2012. For additional information, see “Credit Risk Profile” and “Note 5—Loans—Acquired Loans.”

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Income statement
Net interest income	$4,001	$3,136	28%	$7,415	$6,276	18%
Non-interest income(1)	1,054	857	23	2,575	1,799	43

Total net revenue(2)	5,055	3,993	27	9,990	8,075	24
Provision for credit losses	1,677	343	389	2,250	877	157
Non-interest expense	3,142	2,255	39	5,646	4,417	28

Income from continuing operations before income taxes	236	1,395	(83)	2,094	2,781	(25)
Income tax provision	43	450	(90)	396	804	(51)

Income from continuing operations, net of taxes	193	945	(80)	1,698	1,977	(14)
Loss from discontinued operations, net of taxes(3)	(100)	(34)	(194)	(202)	(50)	(304)

Net income	93	911	(90)	1,496	1,927	(22)
Dividends and undistributed earnings allocated to participating securities	(1)	—	**	(8)	—	**

Net income available to common shareholders	$92	$911	(90)%	$1,488	$1,927	(23)%

Common share statistics
Earnings per common share:
Basic earnings per common share	$0.16	$2.00	(92)%	$2.74	$4.24	(35)%
Diluted earnings per common share	0.16	1.97	(92)	2.72	4.18	(35)
Weighted average common shares outstanding:
Basic earnings per common share	577.7	455.6	27	543.3	454.9	19
Diluted earnings per common share	582.8	462.2	26	548.0	461.3	19
Dividends per common share	0.05	0.05	—	0.10	0.10	—
Average balances
Loans held for investment(4)	$192,632	$127,916	51%	$172,767	$126,504	37%
Interest-earning assets	265,019	174,113	52	237,667	173,779	37
Total assets	295,306	199,229	48	270,786	198,612	36
Interest-bearing deposits	195,597	109,251	79	173,611	108,944	59
Total deposits	214,914	125,834	71	192,586	125,001	54
Borrowings	35,418	39,451	(10)	35,706	39,991	(11)
Stockholders’ equity	37,533	28,255	33	35,258	27,636	28

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected performance metrics
Purchase volume(5)	$45,228	$34,226	32%		$79,726	$62,023	29%
Total net revenue margin(6)	7.63%	9.17%	(154	)bps	8.41%	9.29%	(88	)bps
Net interest margin(7)	6.04	7.20	(116)		6.24	7.22	(98)
Net charge-offs	$738	$931	(21)%		$1,518	$2,076	(27)%
Net charge-off rate(8)	1.53%	2.91%	(138	)bps	1.76%	3.28%	(152	)bps
Net charge-off rate (excluding acquired loans)(9)	1.96	3.03	(107)		2.17	3.42	(125)
Return on average assets(10)	0.26	1.90	(164)		1.25	1.99	(74)
Return on average stockholders’ equity(11)	2.06	13.38	(1132)		9.63	14.31	(468)
Non-interest expense as a % of average loans held for investment(12)	6.52	7.05	(53)		6.54	6.98	(44)
Efficiency ratio(13)	62.16	56.47	569		56.52	54.70	182
Effective income tax rate	18.2	32.3	(1410)		18.9	28.9	(1000)

(Dollars in millions)	June 30, 2012	December 31, 2011	Change
Balance sheet (period end)
Loans held for investment	$202,749	$135,892	49%
Interest-earning assets	264,331	179,878	47
Total assets	296,572	206,019	44
Interest-bearing deposits	193,859	109,945	76
Total deposits	213,931	128,226	67
Borrowings	35,874	39,561	(9)
Total liabilities	259,380	176,353	47
Stockholders’ equity	37,192	29,666	25
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,998	$4,250	18%
Allowance as a % of loans held of investment	2.47%	3.13%	(66	)bps
Allowance as a % of loans held of investment (excluding acquired loans)(9)	3.08	3.22	(14)
30+ day performing delinquency rate	2.06	3.35	(129)
30+ day performing delinquency rate (excluding acquired loans)(9)	2.59	3.47	(88)
30+ day delinquency rate	2.43	3.95	(152)
30+ day delinquency rate (excluding acquired loans)(9)	3.06	4.09	(103)
Capital ratios(14)
Tier 1 common ratio(15)	9.9%	9.7%	20	bps
Tier 1 risk-based capital ratio(16)	11.6	12.0	(40)
Total risk-based capital ratio(17)	14.0	14.9	(90)
Tangible common equity ratio (“TCE ratio”)(18)	7.4	8.2	(80)
Associates
Full-time equivalent employees (in thousands)	37.4	30.5	23%

**	Change is less than one percent or not meaningful.
(1)

Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in the first quarter and first six months of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred. See “Note 2—Acquisitions” for additional information.

(2)

Total net revenue was reduced by $311 million and $112 million for the three months ended June 30, 2012 and 2011, respectively and $434 million and $217 million for the six months ended June 30, 2012 and 2011, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(3)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which we closed in 2007.

(4)

Loans held for investment includes loans acquired in the HSBC U.S. card, ING Direct and Chevy Chase Bank acquisitions. The carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $41.7 billion and $4.7 billion as of June 30, 2012 and December 31, 2011, respectively. The average balance of loans held for investment, excluding the carrying value of acquired loans, was $150.5 billion and $122.8 billion for the three months ended June 30, 2012 and 2011, respectively, and $140.1 billion and $121.3 billion for the six months ended June 30, 2012 and 2011, respectively. See “Note 5—Loans” for additional information.

(5)	Consists of credit card purchase transactions for the period, net of returns. Excludes cash advance transactions.
(6)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.
(7)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(8)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.
(9)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Business Segment Financial Performance,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(10)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(11)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period.
(12)	Calculated based on annualized non-interest expense, excluding goodwill impairment charges, for the period divided by average loans held for investment for the period.
(13)	Calculated based on non-interest expense, excluding goodwill impairment charges, for the period divided by total revenue for the period.
(14)	Regulatory capital ratios as of June 30, 2012 are preliminary and therefore subject to change.
(15)

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

(18)

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

The closing of the ING Direct acquisition in the first quarter of 2012 resulted in the addition of loans of $40.4 billion and other assets of $53.9 billion at acquisition. The ING Direct acquisition, which added over seven million customers and approximately $84.4 billion in deposits to our Consumer Banking business segment as of the acquisition date, strengthens our customer franchise. With the ING Direct acquisition, we have grown to become the sixth largest depository institution and the largest direct banking institution in the United States. The closing of the HSBC U.S. card acquisition in the second quarter of 2012 added approximately 27 million new active accounts and approximately $27.8 billion in outstanding credit card receivables as of the acquisition date that we designated as held for investment. Period-end loans held for investment increased to $202.7 billion and deposits increased to $213.9 billion as of June 30, 2012, up from period-end loans of $135.9 billion and deposits of $128.2 billion as of December 31, 2011.

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

Our principal operations are currently organized, for management reporting purposes, into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. The acquired HSBC U.S. card business is reflected in our Credit Card business, while the acquired ING Direct business is primarily reflected in our Consumer Banking business. Certain activities that are not part of a segment are included in our “Other” category.

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

In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type. Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the three and six months ended June 30, 2012 and 2011. We provide additional information on the realignment of our Commercial Banking business segment below under “Business Segment Results” and in “Note 14—Business Segments” of this

Report. We also provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 14—Business Segments.”

Table 2: Business Segment Results

	Three Months Ended June 30,
	2012				2011
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,121	62%	$(297)	(154)%	$2,509	63%	$618	66%
Consumer Banking	1,681	33	438	227	1,245	31	287	30
Commercial Banking	509	10	228	118	450	11	159	17
Other(3)	(256)	(5)	(176)	(91)	(211)	(5)	(119)	(13)

Total from continuing operations	$5,055	100%	$193	100%	$3,993	100%	$945	100%

	Six Months Ended June 30,
	2012				2011
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$5,711	57%	$269	16%	$5,124	63%	$1,261	64%
Consumer Banking	3,145	32	662	39	2,414	30	502	25
Commercial Banking	1,025	10	438	26	897	11	321	16
Other(3)	109	1	329	19	(360)	(4)	(107)	(5)

Total from continuing operations	$9,990	100%	$1,698	100%	$8,075	100%	$1,977	100%

(1)	Total net revenue consists of net interest income and non-interest income.
(2)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 14—Business Segments.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

With the close of the HSBC U.S. card acquisition on May 1, 2012, we have now completed both of the acquisitions announced in 2011, and we are devoting significant effort to the integration of ING Direct and HSBC’s U.S. card business. While we expect that the combined Capital One, ING Direct and HSBC businesses will deliver attractive financial results and strong capital generation, the HSBC U.S. card acquisition had a significant impact on our second quarter 2012 results, primarily due to the post-acquisition impact of a number of purchase accounting adjustments and the establishment of an allowance for loan and lease losses and finance charge and fee reserve for HSBC loans as of the end of the quarter.

Financial Highlights

The post-acquisition impact of purchase accounting adjustments and other charges related to the HSBC U.S. card acquisition, coupled with charges associated with other items, reduced our net income to $92 million ($0.16 per diluted share) for the second quarter of 2012 on total net revenue of $5.1 billion. In comparison, we reported net income of $1.4 billion ($2.72 per diluted share) for the first quarter of 2012 on total net revenue of $4.9 billion, and net income of $911 million ($1.97 per diluted share) for the second quarter of 2011 on total net revenue of $4.0 billion. Net income totaled $1.5 billion ($2.72 per diluted share) for the first six months of 2012, compared with net income of $1.9 billion ($4.18 per diluted share) for the first six months of 2011.

The primary post-acquisition charges relative to the HSBC U.S. card acquisition that affected our results for the second quarter of 2012 included a provision for credit losses of $1.2 billion, which was primarily related to the $26.2 billion in outstanding HSBC U.S. credit card receivables recorded at a fair value of $26.9 billion and designated as held for investment that had existing revolving privileges at acquisition and were therefore accounted for based on contractual cash flows, a charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees for these loans and merger-related expenses, including transaction costs, of $106 million.

Our second quarter results also reflect the unfavorable impact of charges related to certain other items, including $60 million for civil penalties and $41 million for expected customer refunds related to regulatory settlements pertaining to cross-sell activities in our Domestic Card business, a $180 million provision for repurchase losses related to mortgage representations and warranties, of which $154 million was recorded in discontinued operations, and $98 million for legal costs related to interchange and other settlements during the quarter. For more information on these regulatory settlements and related matters, please see “Supervision and Regulation— Required Enhancements to Compliance and Risk Management Programs.”

The HSBC U.S. card acquisition and related purchase accounting adjustments resulted in a significant increase in risk-weighted assets and a reduction in our regulatory capital ratios at the end of the second quarter. Our Tier 1 common ratio was 9.9% as of June 30, 2012, compared with 11.9% as of March 31, 2012 and 9.7% as of December 31, 2011. Our Tier 1 risk-based capital ratio was 11.6% as of June 30, 2012, compared with 13.9% as of March 31, 2012 and 12.0% as of December 31, 2011. The increases in our regulatory capital ratios during the first quarter of 2012 were largely due to equity issuances during the quarter.

Below are additional highlights of our performance for the second quarter and first six months of 2012. These highlights generally are based on a comparison to the same prior year periods, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2012, compared with our financial condition and credit performance as of December 31, 2011. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our net income of $92 million for the second quarter of 2012 decreased by $819 million, or 90%, from the second quarter of 2011, while our net income of $1.5 billion for the first six months of 2012 decreased by $439 million, or 23%, from the first six months of 2011. The decrease in net income in the second quarter of 2012 was driven primarily by the post-acquisition charges related to the HSBC U.S. card acquisition and the other charges discussed above. The decrease in net income in the first six months of 2012 was also driven by the post-acquisition charges related to the HSBC U.S. card acquisition and other charges recorded in the second quarter of 2012 discussed above as well higher operating expenses related to our recent acquisitions and higher infrastructure costs from our continued investments in our home loan business and growth in auto originations. The impact from these items was partially offset by the favorable impact from the bargain purchase gain of $594 million attributable to ING Direct acquisition recorded in the first quarter of 2012 and higher revenue from our legacy businesses.

•

Total Loans: Period-end loans held for investment increased by $66.8 billion, or 49%, during the first six months of 2012, to $202.7 billion as of June 30, 2012, from $135.9 billion as of December 31, 2011. The increase was primarily attributable to the additions of the acquired ING Direct loan portfolio of $40.4 billion and the $27.8 billion in outstanding HSBC U.S. card loans that we acquired and classified as held for investment. Excluding the impact of the addition of the acquired ING Direct and HSBC U.S. card loan portfolios designated as held for investment, period-end loans held for investment decreased by $1.2 billion, or 1%. The decrease was largely due to normal seasonal credit card pay downs and the continued run-off of installment loans in our Credit Card business, which was partially offset by auto loan growth that outpaced the expected home loan run-off in our Consumer Banking business.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 1.53% in the second quarter of 2012, from 2.04% in the first quarter of 2012, and 2.91% in the second quarter of 2011. The 30+ day delinquency rate decreased to 2.43% as of June 30, 2012, from 2.69% as of March 31, 2012 and 3.95% as of December 31, 2011. Our credit trends remain relatively stable at historically strong levels, with normal seasonal patterns and some continued improvement across our legacy card portfolio. The addition of the acquired ING Direct and HSBC loan portfolios and related accounting has contributed to some of the improvement in our net charge-off and delinquency metrics. We provide information on our credit quality metrics, excluding the impact of acquired loans accounted for based on estimated cash flows expected to be collected, below under “Business Segments” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We increased our allowance by $938 million in the second quarter of 2012 and by $748 million in the first six months of 2012 to $5.0 billion as of June 30, 2012. The increase was primarily driven by the establishment of an allowance for HSBC U.S. card loans of $1.2 billion for estimated incurred losses inherent in the portfolio as of the end of the quarter. Although the allowance increased, the coverage ratio of the allowance to total loans held for investment fell by 66 basis points to 2.47% as of June 30, 2012, from 3.13% as of December 31, 2011. The decrease in the allowance coverage ratio was largely due to the addition of the acquired HSBC U.S. card and ING Direct loans accounted for based on estimated cash flows expected to be collected. As discussed above, because the accounting for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. We did not have an allowance associated with these loans as of June 30, 2012.

•

Representation and Warranty Provision: We recorded a provision for mortgage repurchase losses of $180 million and $349 million in the second quarter and first six months of 2012, respectively, compared with a provision of $37 million and $81 million in the second quarter and first six months of 2011, respectively. The increase in the provision for repurchase losses was primarily driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and a first quarter settlement between a subsidiary and a GSE to resolve present and future claims. We provide additional information on the representation and warranty reserve in “Note 15—Commitments, Contingencies and Guarantees.”

Business Segments

•

Credit Card: Our Credit Card business recorded a net loss from continuing operations of $297 million and net income from continuing operations of $269 million in the second quarter and first six months of 2012, respectively, compared with net income from continuing operations of $618 million and $1.3 billion in the second quarter and first six months of 2011, respectively. The results for our Credit Card business for the second quarter and first six months of 2012 were significantly impacted by the post-acquisition impact of purchase accounting adjustments and other charges related to the HSBC U.S. card acquisition, which more than offset an increase in total net revenue, due in part to the an increase in average loan balances and fees resulting from the addition of the HSBC U.S. card portfolio.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $438 million and $662 million in the second quarter and first six months of 2012, respectively, compared with net income from continuing operations of $287 million and $502 million in the second quarter and first six months of 2011, respectively. The increase in earnings was attributable to growth in total net revenue, which was partially offset by higher non-interest expense and an increase in the provision for credit losses. Growth in revenue stemmed from higher average loan balances resulting from increased auto loan originations over the past year and added home loans from the ING Direct acquisition. The increase in non-interest expense was largely due to operating expenses associated with ING Direct, higher infrastructure expenditures resulting from continued investments in our home loan business and growth in auto originations and modestly higher marketing expenditures in our retail banking operations. The increase in the provision for credit losses was largely due to increased loan balances due to growth in auto loan originations, as net charge-offs declined as a result of continued credit performance improvements.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $228 million and $438 million in the second quarter and first six months of 2012, respectively, compared with net income from continuing operations of $159 million and $321 million in the second quarter and first six months of 2011, respectively. The improvement in results for Commercial Banking was attributable to an increase in revenues driven by increased average loan balances as well as loan spreads and a decrease in the provision for credit losses due to improving credit trends. These factors were partially offset by higher non-interest expense resulting from operating costs associated with the increased volume of loan originations in our commercial real estate and commercial and industrial business, increased infrastructure expenditures and the expansion into new markets.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Quarterly Report on Form 10-Q. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions, except for the forward-looking statements specifically discussing the acquisition of ING Direct or of HSBC’s U.S. credit card business, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for more information on the forward-looking statements in this report and “Item 1A. Risk Factors” in our 2011 Form 10-K for factors that could materially influence our results.

Total Company Expectations

Our strategies and actions are designed to deliver and sustain strong returns and capital generation through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships produce strong long-term economics through low credit costs, low customer attrition and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and new partnerships in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in our bank infrastructure to allow us to provide more convenient and flexible customer banking options, including a broader range of fee-based and credit products and services, by leveraging our direct bank customer franchise with national reach and by continued marketing investments to attract and retain credit card and auto finance customers and further strengthen our brand. The acquisitions of ING Direct and HSBC’s U.S. credit card business will strengthen and expand our customer base, and, over time, we expect to expand and deepen our customer relationships with new products and services.

We believe our actions have created a well-positioned balance sheet and capital and liquidity levels which have provided us with investment flexibility to take advantage of attractive organic growth opportunities and adjust, where we believe appropriate, to changing market conditions. We believe that combining the businesses of Capital One, ING Direct and the HSBC’s U.S. credit card business will deliver attractive financial results, strong capital generation and sustained shareholder value.

Business Segment Expectations

Credit Card Business

In Domestic Card, the closing of the HSBC U.S. card acquisition has impacted and will continue to affect quarterly trends in loan growth, revenue margin and credit metrics. We anticipate that the run-off of parts of the portfolios acquired in the HSBC Transaction will continue to offset the underlying growth trajectory in other parts of our Domestic Card business resulting in relatively flat loan balances. We anticipate that the credit mark on the non-revolving credit card loans acquired in the HSBC U.S. card acquisition will continue to absorb most of the HSBC credit losses in the third quarter of 2012, which will have the effect of temporarily lowering the overall charge-off rate of the Domestic Card segment. We expect that the Domestic Card charge-off rate will increase in the fourth quarter of 2012. Over time, we expect the charge-off rate on the combined card business to reach a level that is between 40 and 60 basis points higher than the stand-alone charge-off rate for Capital One’s stand-alone Domestic Card business. Once the acquisition-related impacts on the charge-off rate play out, we expect charge-off levels to remain relatively stable with normal seasonal patterns. When we announced the HSBC U.S. card acquisition, we planned to take certain actions to bring HSBC customer practices into alignment with our customer practices. All else being equal, we expect that they will put downward pressure on Domestic Card revenue margin over the next several quarters. We expect that Domestic Card revenue margin will be impacted by the competitive environment, the timing and pace of growth and runoff in Domestic Card loan balances, credit trends, and other factors, most of which are difficult to predict. We expect our Domestic Card business to deliver strong and resilient profitability and a strong customer franchise.

Consumer Banking Business

In our Consumer Banking business, we expect the ING Direct acquisition to continue to have a significant impact on Consumer Banking loan volumes as the acquired Home Loans portfolio runs off. We anticipate that the Consumer Banking business will continue to gain traction, with national scale auto lending, local scale in attractive local markets and growing national reach through ING Direct.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2011 Form 10-K.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the three and six months ended June 30, 2012 and 2011. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for the three and six months ended June 30, 2012 and 2011.

Table 3: Average Balances, Net Interest Income and Net Interest Yield

	Three Months Ended June 30,
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic	$149,211	$3,589	9.62%	$88,515	$2,656	12.00%
International	8,194	290	14.18	8,823	348	15.77

Total consumer loans	157,405	3,879	9.86	97,338	3,004	12.34
Commercial loans	35,227	376	4.27	30,578	363	4.75

Total loans held for investment	192,632	4,255	8.84	127,916	3,367	10.53

Investment securities	56,972	335	2.35	40,381	313	3.10
Other interest-earning assets	15,415	26	0.67	5,816	19	1.31

Total interest-earning assets	$265,019	$4,616	6.97%	$174,113	$3,699	8.50%

Cash and due from banks	2,245			1,870
Allowance for loan and lease losses	(4,065)			(5,069)
Premises and equipment, net	3,316			2,715
Other assets	28,791			25,600

Total assets	$295,306			$199,229

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$195,597	$373	0.76%	$109,251	$307	1.12%
Securitized debt obligations	14,948	69	1.85	22,191	113	2.04
Senior and subordinated notes	11,213	87	3.10	8,093	63	3.11
Other borrowings	9,257	86	3.72	9,167	80	3.49

Total interest-bearing liabilities	$231,015	$615	1.06%	$148,702	$563	1.51%

Non-interest bearing deposits	19,316			16,583
Other liabilities	7,442			5,689

Total liabilities	257,773			170,974
Stockholders’ equity	37,533			28,255

Total liabilities and stockholders’ equity	$295,306			$199,229

Net interest income/spread		$4,001	5.90%		$3,136	6.99%

Impact of non-interest bearing funding			0.14			0.21

Net interest margin			6.04%			7.20%

	Six Months Ended June 30,
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Consumer loans:(2)
Domestic	$129,889	$6,523	10.04%	$87,440	$5,358	12.26%
International	8,248	631	15.29	8,760	702	16.02

Total consumer loans	138,137	7,154	10.36	96,200	6,060	12.60
Commercial loans	34,630	756	4.37	30,304	724	4.78

Total loans held for investment	172,767	7,910	9.16	126,504	6,784	10.73

Investment securities	53,757	633	2.36	40,953	629	3.07
Other interest-earning assets	11,143	52	0.93	6,322	38	1.20

Total interest-earning assets	$237,667	$8,595	7.23%	$173,779	$7,451	8.57%

Cash and due from banks	7,141			1,912
Allowance for loan and lease losses	(4,200)			(5,348)
Premises and equipment, net	3,107			2,717
Other assets	27,071			25,552

Total assets	$270,786			$198,612

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$173,611	$684	0.79%	$108,944	$629	1.15%
Securitized debt obligations	15,567	149	1.91	23,852	253	2.12
Senior and subordinated notes	10,740	175	3.26	8,091	127	3.14
Other borrowings	9,399	172	3.66	8,048	166	4.13

Total interest-bearing liabilities	$209,317	$1,180	1.13%	$148,935	$1,175	1.58%

Non-interest bearing deposits	18,975			16,057
Other liabilities	7,236			5,984

Total liabilities	235,528			170,976
Stockholders’ equity	35,258			27,636

Total liabilities and stockholders’ equity	$270,786			$198,612

Net interest income/spread		$7,415	6.11%		$6,276	6.99%

Impact of non-interest bearing funding			0.13			0.23

Net interest margin			6.24%			7.22%

(1)

Past due fees included in interest income totaled approximately $369 million and $245 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $652 million and $490 million for the six months ended June 30, 2012 and 2011, respectively.

(2)	Interest income on credit card, auto, home and retail banking loans is reflected in consumer loans. Interest income generated from small business credit card loans also is included in consumer loans.

Table 4 presents the variances between our net interest income for the three and six months ended June 30, 2012 and 2011, and the extent to which the variance was attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30, 2012 vs. 2011			Six Months Ended June 30, 2012 vs. 2011
	Total Variance	Variance Due to		Total Variance	Variance Due to
(Dollars in millions)		Volume	Rate		Volume	Rate
Interest income:
Loans held for investment:
Consumer loans	$875	$1,572	$(697)	$1,094	$2,308	$(1,214)
Commercial loans	13	52	(39)	32	98	(66)

Total loans held for investment, including past-due fees	888	1,624	(736)	1,126	2,406	(1,280)
Investment securities	22	109	(87)	4	170	(166)
Other	7	20	(13)	14	24	(10)

Total interest income	917	1,753	(836)	1,144	2,600	(1,456)

Interest expense:
Deposits	66	187	(121)	55	296	(241)
Securitized debt obligations	(44)	(34)	(10)	(104)	(81)	(23)
Senior and subordinated notes	24	24	—	48	43	5
Other borrowings	6	1	5	6	26	(20)

Total interest expense	52	178	(126)	5	284	(279)

Net interest income	$865	$1,575	$(710)	$1,139	$2,316	$(1,177)

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Net interest income of $4.0 billion for the second quarter of 2012 increased by $865 million, or 28%, from the second quarter of 2011, driven by a 52% increase in average interest-earning assets, which was partially offset by a 16% decline in our net interest margin to 6.04%.

Net interest income of $7.4 billion for the first six months of 2012 increased by $1.1 billion, or 18%, from the first six months 2011, driven by a 37% increase in average interest-earning assets, which was partially offset by a 14% decline in our net interest margin to 6.24%.

•

Average Interest-Earning Assets: The increase in average interest-earning assets reflects the addition of the ING Direct loan portfolio of $40.4 billion in the first quarter of 2012, the addition of the $27.8 billion in outstanding HSBC U.S. card loans that we acquired and designated as held for investment in the second quarter of 2012 and a significant increase in auto loan originations over the past twelve months.

•

Net Interest Margin: The decrease in our net interest margin was attributable to a decline in the average yield on our interest-earning assets, due in part to lower yields in Domestic Card resulting from the establishment of a finance charge and fee reserve of $174 million for the acquired HSBC U.S. card loan portfolio and premium amortization expense related to the acquired loans of $63 million, which was partially mitigated by an improvement in our cost of funds. The decline in average yield also reflected the shift in the mix of our interest-earning assets as a result of the addition of ING Direct assets and temporarily higher cash balances from the recent equity and debt offerings, which had the effect of diluting the net interest margin. The ING Direct interest-earning assets generally have lower yields than our legacy loan and the investment security portfolios. The decrease in the average yield on interest-earnings assets was partially offset by a reduction in our cost of funds. We have continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

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

Table 5 displays the components of non-interest income for the three and six months ended June 30, 2012 and 2011.

Table 5: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Service charges and other customer-related fees	$539	$460	$954	$985
Interchange fees, net	408	331	736	651
Bargain purchase gain(1)	—	—	594	—
Net other-than-temporary impairment (“OTTI”)	(13)	(6)	(27)	(9)
Other non-interest income:
Provision for mortgage repurchase losses(2)	(25)	(4)	(42)	(9)
Other	145	76	360	181

Total other non-interest income	120	72	318	172

Total non-interest income	$1,054	$857	$2,575	$1,799

(1)	Represents the excess of the fair value of the net assets acquired in the ING Direct acquisition as of the acquisition date of February 17, 2012 over the consideration transferred.
(2)

We recorded a total provision for mortgage repurchase losses of $180 million and $37 million for the three months ended June 30, 2012 and 2011, respectively, and $349 million and $81 million for the six months ended June 30, 2012 and 2011, respectively. The remaining portion of the provision for repurchase losses is included, net of tax, in discontinued operations.

Non-interest income of $1.1 billion for the second quarter of 2012 increased by $197 million, or 23%, from non-interest income of $857 million for the second quarter of 2011. The increase was largely attributable to increased fees resulting from continued growth and market share from new account originations and our recent acquisitions. The partial quarter impact of the acquired HSBC U.S. card operations represented approximately $163 million of the increase in non-interest income. The increase in fees was partially offset by additional expense of $41 million recorded in the second quarter of 2012 for expected customer refunds related to regulatory settlements pertaining to cross-sell activities in our Domestic Card business and an increase in the provision for mortgage repurchase losses.

Non-interest income of $2.6 billion for the first six months of 2012 increased by $776 million, or 43%, from non-interest income of $1.8 billion for the first six months of 2011. This increase reflected the combined impact of the bargain purchase gain of $594 million recognized in the first quarter of 2012 at acquisition of ING Direct, income of $162 million recorded in the first quarter of 2012 from the sale of Visa stock shares, and the increased fees resulting from continued growth and market share from new account originations, due in part to our recent acquisitions. The favorable impact of these items was partially offset by cross-sell activities related to expected customer refunds of approximately $116 million recorded in the first six months of 2012, a mark-to-market derivative loss of $78 million recognized in the first quarter of 2012 related to the settlement of interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition and an increase in the provision for mortgage repurchase losses.

We also recorded higher other-than-temporary impairment losses of $13 million and $27 million in the second quarter and first six months of 2012, respectively, compared with $6 million and $9 million in the second quarter and first six months of 2011, respectively. The impairment losses stemmed from deterioration in the credit quality of certain non-agency mortgage-backed securities due to the persistent weakness in the housing market. We provide additional information on other-than-temporary impairment recognized on our available-for-sale securities in “Note 4—Investment Securities.”

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

We recorded a provision for credit losses of $1.7 billion and $2.3 billion in the second quarter and first six months of 2012, respectively, compared with $343 million and $877 million in the second quarter and first six months of 2011, respectively. The significant increase in our provision for credit losses was primarily related to the addition of the $26.2 billion in outstanding HSBC U.S. card loans designated as held for investment that had existing revolving privileges at acquisition. These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. Fair value was determined by discounting all expected cash flows (contractual principal, interest, finance charges and fees of $33.3 billion less those amounts not expected to be collected of $3.0 billion) at a market discount rate.

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to revolving loans, it is necessary to record an allowance through provision expense to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In the second quarter of 2012, we recorded provision expense of $1.2 billion to establish an allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card loan portfolio. The provision expense of $1.2 billion is included in the total provision for credit losses of $1.7 billion recorded in the second quarter of 2012. The provision for credit losses, excluding the allowance build related to HSBC U.S. card loans, was $479 million and $1.1 billion in the second quarter and first six months of 2012, respectively. The increase in the provision also reflects higher auto loan originations.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses under the “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses” and “Note 6—Allowance for Loan and Lease Losses.” For information on the allowance methodology for our credit card loan portfolio, see “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment and occupancy costs, and miscellaneous expenses. Marketing expenses are also included in non-interest expense. Table 6 displays the components of non-interest expense for the three and six months ended June 30, 2012 and 2011.

Table 6: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Salaries and associated benefits	$971	$715	$1,835	$1,456
Marketing	334	329	655	605
Communications and data processing	203	162	375	326
Supplies and equipment	178	124	325	259
Occupancy	145	118	268	237
Merger-related expense	133	—	219	—
Other non-interest expense:
Professional services	313	302	607	551
Collections	141	144	277	295
Fraud losses	37	30	78	57
Bankcard association assessments	137	103	247	185
Amortization of intangibles	158	56	218	112
Other	392	172	542	334

Total other non-interest expense	1,178	807	1,969	1,534

Total non-interest expense	$3,142	$2,255	$5,646	$4,417

Non-interest expense of $3.1 billion for the second quarter of 2012 increased by $887 million, or 39%, from the second quarter of 2011. The increase was primarily due to higher operating expenses and merger-related costs related to our recent acquisitions, higher infrastructure costs from our continued investments in our home loan business and growth in auto originations, and increased amortization of intangibles. Our second quarter 2012 results also reflect the unfavorable impact of charges related to certain other items, including $60 million for civil penalties related to regulatory settlements pertaining to cross-sell activities in our Domestic Card business and $98 million for net legal costs related to interchange and other litigation activity during the quarter.

Non-interest expense of $5.6 billion for the first six months of 2012 increased by $1.2 billion, or 28%, from the first six months of 2011. The increase was primarily due to higher operating expenses and merger-related costs related to our recent acquisitions, increased marketing expenditures, higher infrastructure costs from our continued investments in our home loan business and growth in auto originations, and increased amortization on intangibles. Our results for the first six months of 2012 also reflect the unfavorable impact of the $60 million for civil penalties related to cross-sell activities and $98 million for net legal costs related to interchange and other litigation developments discussed above.

Income Taxes

Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affect the relative tax benefit of tax-exempt income, tax credits and other tax items.

We recorded an income tax provision of $43 million (18.2% effective income tax rate) for the second quarter of 2012, compared with an income tax provision of $450 million (32.3 % effective income tax rate) for the second quarter of 2011. The decrease in our effective tax rate in the second quarter of 2012 was primarily due to one-time deferred tax benefit of $25 million for changes in our state tax position resulting from the acquisition of the HSBC U.S. card assets and operations, and a net tax benefit of $7 million related to adjustments for the resolution of certain tax issues and audits, which together reduced our effective tax rate for the second quarter of 2012 by 13.6 percentage points.

We recorded an income tax provision of $396 million (18.9% effective income tax rate) for the first six months of 2012, compared with an income tax provision of $804 million (28.9% effective income tax rate) for the first six months of 2011. The decrease in our effective tax rate in the first six months of 2012 was primarily due to non-taxable ING Direct bargain purchase gain of $594 million recorded in the first quarter of 2012 at acquisition of ING Direct. In addition to the one-time deferred tax benefit discussed above, we recorded tax benefits of $12 million in the first six months of 2012 related to the resolution of certain tax issues and audits. In comparison, we recorded tax benefits of $45 million related to adjustments for the resolution of certain tax issues and audits in the first six months of 2011. Our effective income tax rate, excluding both the impact of the non-taxable bargain purchase gain and the benefits from these discrete tax issues and audits, was 28.9% and 30.5% in the first six months of 2012 and 2011, respectively.

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

We recorded a pre-tax provision for mortgage repurchase losses of $180 million in the second quarter of 2012, of which $154 million ($97 million, net of tax) was included in discontinued operations, and a pre-tax provision of $349 million in the first six months of 2012, of which $307 million ($194 million, net of tax) was included in discontinued operations. In comparison, we recorded a pre-tax provision for mortgage repurchase losses of $37 million in the second quarter of 2011, of which $33 million ($22 million, net of tax) was included in discontinued operations, and a pre-tax provision of $81 million in the first six months of 2011, of which $72 million ($51 million, net of tax) was included in discontinued operations.

The increase in the provision for repurchase losses in the second quarter and first six months of 2012 was primarily driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future claims.

We provide additional information on the provision for mortgage repurchase losses and the related reserve for potential representation and warranty claims in “Consolidated Balance Sheet Analysis—Potential Mortgage Representation and Warranty Liabilities.”

BUSINESS SEGMENT FINANCIAL PERFORMANCE

Our principal operations are currently organized into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the “Other” category.

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and net fees are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched maturity method that takes into consideration market rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. See “Note 20—Business Segments” of our 2011 Form 10-K for information on the allocation methodologies used to derive our business segment results.

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

We summarize our business segment results for the three and six months ended June 30, 2012 and 2011 in the tables below and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of June 30, 2012, compared with December 31, 2011. See “Note 14—Business Segments” of this Report for a reconciliation of our business segment results to our consolidated results. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business recorded a net loss from continuing operations of $297 million and net income from continuing operations of $269 million in the second quarter and first six months of 2012, respectively, compared with net income from continuing operations of $618 million and $1.3 billion in the second quarter and first six months of 2011, respectively. The primary sources of revenue for our Credit Card business are interest income and non-interest income from customers and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, communications and other technology expenses, supplies and equipment, occupancy costs, as well as marketing expenses.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card operations, and displays selected key metrics for the periods indicated. The closing on May 1, 2012 of the HSBC U.S. card acquisition, which added approximately $27.8 billion in outstanding credit card receivables designated as held for investment to our Credit Card business, had a significant impact on the results of our Credit Card business for the second quarter and first six months of 2012.

Table 7: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$2,350	$1,890	24%		$4,342	$3,831	13%
Non-interest income	771	619	25		1,369	1,293	6

Total net revenue(1)	3,121	2,509	24		5,711	5,124	11
Provision for credit losses	1,711	309	454		2,169	759	186
Non-interest expense	1,863	1,238	50		3,131	2,416	30

Income from continuing operations before income taxes	(453)	962	(147)		411	1,949	(79)
Income tax provision	(156)	344	(145)		142	688	(79)

Income from continuing operations, net of tax	$(297)	$618	(148)%		$269	$1,261	(79)%

Selected performance metrics:
Average loans held for investment	$79,662	$62,691	27%		$71,048	$61,644	15%
Average yield on loans held for investment(2)	13.42%	13.83%	(41	)bps	13.86%	14.25%	(39	)bps
Total net revenue margin(3)	15.67	16.01	(34)		16.08	16.62	(54)
Net charge-off rate(4)	3.13	5.06	(193)		3.57	5.59	(202)
Net charge-off rate (excluding acquired loans)(5)	3.14	5.06	(192)		3.58	5.59	(201)
Purchase volume(6)	$45,228	$34,226	32%		$79,726	$62,023	29%

(Dollars in millions)	June 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$88,914	$65,075	37%
30+ day delinquency rate(7)	2.97%	3.86%	(89	)bps
30+ day delinquency rate (excluding acquired loans)(5)	2.99%	3.86%	(87	)bps
Allowance for loan and lease losses	$3,750	$2,847	32%

(1)

Total net revenue was reduced by $311 million and $112 million for the three months ended June 30, 2012 and 2011, respectively and $434 million and $217 million for the six months ended June 30, 2012 and 2011, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(3)	Calculated by dividing annualized total revenue for the period by average loans held for investment during the period for the specified loan category.
(4)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(5)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Summary of Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(6)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(7)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2012, compared with the second quarter and first six months of 2011 included the following:

•

Net Interest Income: Net interest income increased by $460 million, or 24%, in the second quarter of 2012 and by $511 million, or 13%, in the first six months of 2012. The increase in each period was primarily attributable to an increase in average loans held for investment, largely due to the partial quarter impact of the addition of the $27.8 billion in outstanding HSBC U.S. card loans classified as held for investment in the second quarter of 2012. The increase in average loans was partially offset by a decline in average loan yields, largely due to lower yields in Domestic Card resulting from the establishment of a finance charge and fee reserve for the acquired HSBC U.S. card loan portfolio and premium amortization expense related to the acquired loans.

•

Non-Interest Income: Non-interest income increased by $152 million, or 25%, in the second quarter of 2012 and by $76 million, or 6%, in the first six months of 2012. The increase was primarily driven by higher fees generated from the increased purchase volume and accounts associated with the HSBC U.S. card acquisition in the second quarter of 2012. The increase from fees was partially offset by charges of $75 million and $41 million in the first and second quarter of 2012, respectively, for expected refunds to customers affected by cross-sell activities in our Domestic Card business as well as the discontinuance of the recognition of revenue for any amounts billed for cross-sell customers affected.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business increased by $1.4 billion to $1.7 billion in the second quarter of 2012 and by $1.4 billion to $2.2 billion in the first six months of 2012. The increase was primarily driven by provision expense of $1.2 billion recorded in the second quarter of 2012 to build an allowance for HSBC U.S. card loans. The provision for credit losses, excluding the allowance build related to HSBC U.S. card loans, was $513 million and $971 million in the second quarter and first six months of 2012, respectively, an increase for each period of approximately $200 million over the same prior year periods, reflecting a relative stabilization in credit performance improvement compared to significant credit performance improvement in the first half of 2011 that resulted in larger allowance releases than the first half of 2012.

•

Non-Interest Expense: Non-interest expense increased by $625 million, or 50%, in the second quarter of 2012 and by $715 million, or 30% in the first six months of 2012. The increase was largely due to the partial quarter impact of HSBC U.S. card operating expenses and expenses related to the HSBC U.S. card acquisition, including $85 million purchased credit card relationship (“PCCR”) intangible amortization expense and merger-related expenses associated with the acquisition. Other items contributing to the increase included expense of $60 million for regulatory fines related to cross-sell activities in the Domestic Card business, expense of $98 million for net litigation reserves to cover interchange and other settlements reached in the second quarter of 2012

•

Total Loans: Period-end loans in our Credit Card business increased by $23.8 billion, or 37%, to $88.9 billion as of June 30, 2012, from $65.1 billion as of December 31, 2011, primarily due to the addition of the $27.8 billion in outstanding HSBC U.S. card loans classified as held of investment, which was partially offset by the continued run-off of our installment loan portfolio.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 3.13% and 3.57% in the second quarter and first six months of 2012, respectively, from 5.06% and 5.59% in the second quarter and first six months of 2011, respectively. The 30+ day delinquency rate decreased to 2.97% as of June 30, 2012, from 3.86% as of December 31, 2011. The decreases in the net-charge off rates and 30+ day delinquency rate was largely due to the addition of the HSBC U.S. card portfolio to the denominator in calculating our reported charge-off and delinquency rates and the lag in the impact of charge-offs related to this portfolio, which was recorded at fair value at acquisition. In addition, our reported charge-off and delinquency rates reflect the absence of charge-offs for the acquired HSBC U.S. card loans accounted for based on expected cash flows. The credit quality metrics in our Credit Card business also reflected continued credit improvement across our legacy card portfolio.

Domestic Card Business

Domestic Card recorded a net loss from continuing operations of $264 million and net income from continuing operations of $251 million in the second quarter and first six months of 2012, respectively, compared with net income from continuing operations of $642 million and $1.3 billion in the second quarter and first six months of 2011, respectively.

Because our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The decrease in Domestic Card net income from continuing operations in the second quarter and first six months of 2012 compared with the second quarter and first six months of 2011 was driven by: (1) an increase in total net revenue largely due to the addition of the HSBC U.S. card portfolio, partially offset by expense for expected customer refunds related to cross-sell activities; (2) significant increase in the provision for credit losses resulting from an allowance build for the HSBC U.S. card loan portfolio; and (3) an increase in non-interest expense due to the partial quarter impact of HSBC U.S. card operating expenses, PCCR amortization expense related to the HSBC U.S. card acquisition and charges related to cross-sell activities and interchange litigation.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$2,118	$1,607	32%		$3,831	$3,258	18%
Non-interest income	708	584	21		1,205	1,167	3

Total net revenue	2,826	2,191	29		5,036	4,425	14
Provision for credit losses	1,600	187	756		1,961	417	370
Non-interest expense	1,634	1,008	62		2,686	1,998	34

Income from continuing operations before income taxes	(408)	996	(141)		389	2,010	(81)
Income tax provision	(144)	354	(141)		138	714	(81)

Income from continuing operations, net of tax	$(264)	$642	(141)%		$251	$1,296	(81)%

Selected performance metrics:
Average loans held for investment	$71,468	$53,868	33%		$62,800	$52,884	19%
Average yield on loans held for investment(1)	13.33%	13.52%	(19	)bps	13.67%	13.96%	(29	)bps
Total net revenue margin(2)	15.82	16.27	(45)		16.04	16.73	(69)
Net charge-off rate(3)	2.86	4.74	(188)		3.32	5.45	(213)
Purchase volume(4)	$41,807	$31,070	35%		$73,224	$56,094	31%

(Dollars in millions)	June 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$80,798	$56,609	43%
30+ day delinquency rate(5)	2.79%	3.66%	(87	)bps
Allowance for loan and lease losses	$3,295	$2,375	39%

(1)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(2)	Calculated by dividing annualized total revenue for the period by loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

International Card Business

Our International Card business recorded a net loss from continuing operations of $33 million and net income of $18 million in the second quarter and first six months of 2012, respectively, compared with a net loss from continuing operations of $24 million and $35 million in second quarter and first six months of 2011, respectively.

The primary driver of the $9 million increase in net loss from continuing operations in the second quarter of 2012 from the net loss in the second quarter of 2011 was the recognition of expense of $82 million in the second quarter of 2012 for the costs associated with refunds to U.K. customers related to retrospective regulatory requirements pertaining to Payment Protection Insurance (“PPI”) in the U.K, compared with expense of $76 million in the second quarter of 2011.

The primary driver of the improvement in results in the first six months of 2012 compared with the first six months of 2011 was a decrease in the provision for credit losses, reflecting an allowance release of $17 million in the first six months of 2012 due to lower net-charge offs and improvement in the credit environment in Canada and the U.K, compared with an allowance build of $78 million in first six months of 2011. The allowance build was largely due to the addition of the Hudson’s Bay Company (“HBC”) loan portfolio in 2011.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 7.2: International Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$232	$283	(18)%		$511	$573	(11)%
Non-interest income	63	35	80		164	126	30

Total net revenue	295	318	(7)		675	699	(3)
Provision for credit losses	111	122	(9)		208	342	(39)
Non-interest expense	229	230	*	*	445	418	6

Income from continuing operations before income taxes	(45)	(34)	(32)		22	(61)	136
Income tax provision	(12)	(10)	(20)		4	(26)	115

Income from continuing operations, net of tax	$(33)	$(24)	(38)%		$18	$(35)	151%

Selected performance metrics:
Average loans held for investment	$8,194	$8,823	(7)%		$8,248	$8,760	(6)%
Average yield on loans held for investment(1)	14.18%	15.77%	(159	)bps	15.29%	16.02%	(73	)bps
Revenue margin(2)	14.40	14.42	(2)		16.37	15.96	41
Net charge-off rate(3)	5.49	7.02	(153)		5.51	6.39	(88)
Purchase volume(4)	$3,421	$3,156	8%		$6,502	$5,929	10%

(Dollars in millions)	June 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$8,116	$8,466	(4)%
30+ day delinquency rate(5)	4.84%	5.18%	(34	)bps
Allowance for loan and lease losses	$455	$472	(4)%

**	Change is less than one percent.
(1)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(2)	Calculated by dividing annualized total revenue for the period by loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $438 million and $662 million in the second quarter and first six months of 2012, respectively, compared with net income from continuing operations of $287 million and $502 million in the second quarter and first six months of 2011, respectively. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

On February 17, 2012, we acquired ING Direct, and the substantial majority of the lending and retail deposit businesses acquired are reported in the Consumer Banking segment. The acquisition resulted in the addition of loans with carrying value of $40.4 billion and deposits of $84.4 billion at acquisition.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$1,496	$1,051	42%		$2,784	$2,034	37%
Non-interest income	185	194	(5)		361	380	(5)

Total net revenue	1,681	1,245	35		3,145	2,414	30
Provision for credit losses	44	41	7		218	136	60
Non-interest expense	959	758	27		1,902	1,498	27

Income from continuing operations before income taxes	678	446	52		1,025	780	31
Income tax provision	240	159	51		363	278	31

Income from continuing operations, net of tax	$438	$287	53%		$662	$502	32%

Selected performance metrics:
Average loans held for investment:(1)
Auto	$24,487	$18,753	31%		$23,535	$18,391	28%
Home loan	48,966	11,534	325		39,234	11,746	234
Retail banking	4,153	4,154	**		4,166	4,202	(1)

Total consumer banking	$77,606	$34,441	125%		$66,935	$34,339	95%

Average yield on loans held for investment	6.17%	9.51%	(334	)bps	6.61%	9.55%	(294	)bps
Average deposits	$174,416	$86,926	101%		$152,166	$85,413	78%
Average deposit interest rate	0.70%	1.00%	(30	)bps	0.72%	1.03%	(31	)bps
Core deposit intangible amortization	$42	$34	24%		$79	$68	16%
Net charge-off rate(2)	0.48%	1.01%	(53	)bps	0.60%	1.29%	(69	)bps
Net charge-off rate (excluding acquired loans)(2)	1.02%	1.17	(15)		1.15	1.50	(35)
Automobile loan originations	$4,306	$2,910	48%		$8,576	$5,481	56%

(Dollars in millions)	June 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$25,251	$21,779	16%
Home loans	48,224	10,433	362
Retail banking	4,140	4,103	1

Total consumer banking	$77,615	$36,315	114%

30+ day performing delinquency rate(4)	1.82%	4.47%	(265	)bps
30+ day performing delinquency rate (excluding acquired loans)(3)	3.82	5.06	(124)
30+ day delinquency rate(5)	2.47	5.99	(352)
30+ day delinquency rate (excluding acquired loans)(3)	5.19	6.78	(159)
Nonperforming loan rate(6)	0.79	1.79	(100)
Nonperforming loan rate (excluding acquired loans)(3)	1.66	2.03	(37)
Nonperforming asset rate(7)	0.83	1.94	(111)
Nonperforming asset rate (excluding acquired loans)(3)	1.75	2.20	(45)
Allowance for loan and lease losses	$669	$652	3%
Deposits	173,966	88,540	96
Loans serviced for others	16,108	17,998	(11)

(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of consumer banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $40.7 billion and $4.2 billion as of June 30, 2012, and December 31, 2011, respectively. The average balance of consumer banking loans held for investment, excluding the carrying value of acquired loans, was $36.2 billion and $29.8 billion for the three months ended June 30, 2012 and 2011, respectively and $35.0 billion and $29.6 billion for the six months ended June 30, 2012 and 2011, respectively.

(2)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(3)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Summary of Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(4)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(5)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
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

(7)

The nonperforming asset rate is calculated by loan category by dividing nonperforming assets as of the end of the period by period-end nonperforming assets. Nonperforming assets consist of nonperforming loans, real estate owned (“REO”) and other foreclosed assets.

Key factors contributing to the improvement in the results of our Consumer Banking business for the second quarter and first six months of 2012, compared with the second quarter and first six months of 2011 included the following:

•

Net Interest Income: Net interest income increased by $445 million, or 42%, in the second quarter of 2012 and by $750 million, or 37%, in the first six months of 2012. The increase was primarily attributable to an increase in average loans held for investment due to higher originations in auto loans over the past twelve months as well as the acquisition of ING Direct home loans in the first quarter of 2012. The favorable impact of the increase in average loans more than offset a decline in loan yields, attributable to the lower yielding ING Direct home loan portfolio.

•

Non-Interest Income: Non-interest income decreased by $9 million, or 5%, in the second quarter of 2012 and by $19 million, or 5%, in the first six months of 2012. The decrease was primarily attributable to reduced revenues resulting from the implementation of the Dodd-Frank amendment related to debit interchange fees in late 2011, which was partially offset by the addition of ING Direct deposits in the first quarter of 2012.

•

Provision for Credit Losses: The provision for credit losses increased by $3 million to $44 million in the second quarter of 2012 and by $82 million to $218 million in the first six months of 2012. The increase in the provision was largely due to higher auto loan originations, which more than offset the benefit from lower net charge-offs and continued credit performance improvement.

•

Non-Interest Expense: Non-interest expense increased by $201 million, or 27%, in the second quarter of 2012 and by $404 million, or 27% in the first six months of 2012. The increase was largely attributable to the on-going operating expenses of ING Direct, the associated merger-related expenses for the acquisition, higher infrastructure expenditure resulting from continued investments in the home loan business and growth in auto originations.

•

Total Loans: Period-end loans held for investment in our Consumer Banking business more than doubled, increasing by $41.3 billion to $77.6 billion as of June 30, 2012, from $36.3 billion as of December 31, 2011, primarily due to the acquisition of $40.4 billion of ING Direct home loans and increased originations in auto loans, partially offset by the continued run-off of our legacy home loan portfolios.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $85.4 billion, or 96%, to $174.0 billion as of June 30, 2012, from $88.5 billion as of December 31, 2011, primarily due to the addition of ING Direct deposits of $84.4 billion and a slight increase in deposits in our retail branch franchise.

•

Charge-off and Delinquency Statistics: The improvement in the reported net charge-off and delinquency rates for our Consumer Banking business reflect the impact of the addition of the ING Direct home loan portfolio, the substantial majority of which is accounted for based on estimated cash flows expected to be collected over the life of the loans. As discussed above in “Summary of Selected Financial Data”, because the fair value recorded at acquisition and subsequent accounting for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The improvement in net-charge and delinquency rates, excluding acquired loans, reflects improved credit performance in our legacy loan portfolios.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $228 million and $438 million in the second quarter and first six months of 2012, respectively, compared with net income from continuing operations of $159 million and $321 million in the second quarter and first six months of 2011, respectively. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associated benefits, communications and other technology expenses, supplies and equipment and occupancy costs. Because we have some tax-related commercial investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$427	$388	10%		$858	$764	12%
Non-interest income	82	62	32		167	133	26

Total net revenue	509	450	13		1,025	897	14
Provision for credit losses	(94)	(19)	395		(163)	(35)	366
Non-interest expense	251	222	13		512	434	18

Income from continuing operations before income taxes	352	247	43		676	498	36
Income tax provision	124	88	41		238	177	34

Income from continuing operations, net of tax	$228	$159	43%		$438	$321	36%

Selected performance metrics:
Average loans held for investment:(1)
Commercial and multifamily real estate	$15,838	$13,859	14%		$15,676	$13,720	14%
Commercial and industrial	18,001	14,993	20		17,520	14,813	18

Total commercial lending	33,839	28,852	17		33,196	28,532	16
Small-ticket commercial real estate	1,388	1,726	(20)		1,434	1,772	(19)

Total commercial banking	$35,227	$30,578	15%		$34,630	$30,304	14%

Average yield on loans held for investment	4.27%	4.75%	(48	)bps	4.37%	4.78%	(41	)bps
Average deposits	$27,943	$24,371	15%		$27,756	$24,302	14%
Average deposit interest rate	0.33%	0.52%	(19	)bps	0.35%	0.53%	(18	)bps
Core deposit intangible amortization	$9	$10	(10)%		$18	$21	(14)%
Net charge-off rate(2)	0.19%	0.50%	(31	)bps	0.19%	0.65%	(46	)bps
Net charge-off rate (excluding acquired loans)(3)	0.19	0.50	(31)		0.19	0.66	(47)

(Dollars in millions)	June 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment: (1)
Commercial and multifamily real estate	$16,254	$15,736	3%
Commercial and industrial	18,467	17,088	8

Total commercial lending	34,721	32,824	6
Small-ticket commercial real estate	1,335	1,503	(11)

Total commercial banking	$36,056	$34,327	5%

Nonperforming loan rate(4)	0.99%	1.08%	(9	)bps
Nonperforming loan rate (excluding acquired loans)(3)	1.00	1.10	(10)
Nonperforming asset rate(5)	1.04	1.17	(13)
Nonperforming asset rate (excluding acquired loans)(3)	1.05	1.18	(13)
Allowance for loan and lease losses	$535	$715	(25)%
Deposits	27,784	26,683	4

(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of commercial banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $430 million and $479 million as of June 30, 2012, and December 31, 2011, respectively. The average balance of commercial banking loans held for investment, excluding the carrying value of acquired loans, was $34.8 billion and $34.2 billion in the second quarter and first six months of 2012, respectively and $30.1 billion and $29.8 billion in the second quarter and first six months of 2011, respectively.

(2)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(3)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Summary of Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(4)

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

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2012, compared with the second quarter and first six months of 2011 included the following:

•

Net Interest Income: Net interest income increased by $39 million, or 10%, in the second quarter of 2012 and by $94 million, or 12%, in the first six months of 2012. The increase was primarily driven by higher deposit balances and growth in commercial real estate and commercial and industrial loans.

•

Non-Interest Income: Non-interest income increased by $20 million, or 32% in the second quarter of 2012 and by $34 million, or 26% in the first six months of 2012, largely attributable to growth in fees from ancillary services provided to customers.

•

Provision for Credit Losses: The provision for credit losses decreased by $75 million to negative $94 million in the second quarter of 2012 and decreased by $128 million to negative $163 million in the first six months of 2012. The significant reduction in the provision for credit losses was attributable to lower charge-offs due to an improvement in underlying credit performance trends. As a result, we recorded allowance releases of $101 million and $180 million in the second quarter and first six months of 2012, respectively, compared with allowance releases of $53 million and $98 million in the second quarter and first six months of 2011, respectively.

•

Non-Interest Expense: Non-interest expense increased by $29 million, or 13% in the second quarter of 2012 and by $78 million, or 18% in the first six months of 2012. The increase was due to costs associated with higher originations in our commercial real estate and commercial and industrial businesses, expansion into new markets and infrastructure investments.

•

Total Loans: Period-end loans in the Commercial Banking business increased by $1.7 billion, or 5%, to $36.1 billion as of June 30, 2012, from $34.3 billion as of December 31, 2011. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $1.1 billion, or 4%, to $27.8 billion as of June 30, 2012, from $26.7 billion as of December 31, 2011, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off Statistics: Credit metrics in our Commercial Banking business significantly improved in the second quarter and first six months of 2012, attributable to improving credit trends and strengthening of underlying collateral values. This improvement has resulted in lower loss severities and created opportunities for recoveries on previously charged-off loans. The net charge-off rate decreased to 0.19% in both the second quarter and first six months of 2012, from 0.50% and 0.65% in the second quarter and first six months of 2011, respectively.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $296.6 billion as of June 30, 2012 increased by $90.6 billion, or 44%, from $206.0 billion as of December 31, 2011. Total liabilities of $259.4 billion as of June 30, 2012, increased by $83.0 billion, or 47%, from $176.4 billion as of December 31, 2011. Stockholders’ equity increased by $7.5 billion during the first six months of 2012, to $37.2 billion as of June 30, 2012 from $29.7 billion as of December 31, 2011. The increase in stockholders’ equity was primarily attributable to our net income of $1.5 billion in the first six months of 2012, and the $5.8 billion in equity issuances in the first six months of 2012.

Following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2012.

Investment Securities

Our investment securities portfolio, which had a fair value of $55.3 billion and $38.8 billion, as of June 30, 2012 and December 31, 2011, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans, commercial paper, and home equity lines of credit; municipal securities; foreign government/agency bonds; covered bonds; and Community Reinvestment Act (“CRA”) equity securities. Our investment securities portfolio continues to be concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. Government, based on fair value, accounted for 68% of our total investment securities portfolio as of June 30, 2012, compared with 69% as of December 31, 2011.

All of our investment securities were classified as available for sale as of June 30, 2012 and reported in our consolidated balance sheet at fair value. Table 10 presents the amortized cost and fair value for the major categories of our investment securities as of June 30, 2012 and December 31, 2011.

Table 10: Investment Securities

	June 30, 2012		December 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$1,559	$1,562	$115	$124
U.S. agency debt obligations(1)	381	388	131	138
Residential mortgage-backed securities (“RMBS”):
Agency(2)	30,013	30,616	24,980	25,488
Non-agency	3,800	3,671	1,340	1,162

Total RMBS	33,813	34,287	26,320	26,650

Commercial mortgage-backed securities (“CMBS”):
Agency(2)	4,740	4,811	697	711
Non-agency	1,264	1,298	459	476

Total CMBSs	6,004	6,109	1,156	1,187

Other asset-backed securities(3)	11,646	11,689	10,119	10,150
Other securities(4)	1,219	1,254	462	510

Total securities available for sale	$54,622	$55,289	$38,303	$38,759

(1)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $130 million as of both June 30, 2012 and December 31, 2011, and fair value of $135 million and $137 million, as of June 30, 2012 and December 31, 2011, respectively. The remaining balance consists of debt that is guaranteed by the U.S. Government.

(2)

Includes MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $15.1 billion, $10.3 billion, and $9.4 billion and $12.3 billion, $8.9 billion and $4.5 billion, respectively, as of June 30, 2012 and December 31, 2011, respectively, and fair value of $15.4 billion, $10.5 billion, and $9.5 billion and $12.6 billion, $9.1 billion and $4.5 billion, respectively, as of June 30, 2012 and December 31, 2011, respectively. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments individually exceeded 10% of our stockholders’ equity as of June 30, 2012 and December 31, 2011.

(3)

Includes securities collateralized by credit card loans, auto dealer floor plan inventory loans and leases, auto loans, student loans, equipment loans, and other. The distribution among these asset types was approximately 73% credit card loans, 13% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 2% equipment loans, 2% commercial paper, and 3% other as of June 30, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 85% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2012, compared with 86% as of December 31, 2011.

(4)	Includes foreign government/agency bonds, covered bonds, municipal securities and equity investments, primarily related to CRA activities.

Our investment securities increased by $16.5 billion, or 43%, in the first six months of 2012. The increase was primarily attributable to the acquisition of ING Direct investment securities of $30.2 billion, which was partially offset by the sale of investment securities of approximately $14.3 billion. We recorded a total net gain of $41 million on the sale of these securities.

Unrealized gains and losses on our available-for-sale securities are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $880 million and gross unrealized losses of $213 million on available-for sale securities as of June 30, 2012, compared with gross unrealized gains of $683 million and gross unrealized losses of $227 million on available-for sale securities as of December 31, 2011. The substantial majority of the gross unrealized losses as of June 30, 2012 and December 31, 2011 related to non-agency residential MBS. Of the $213 million gross unrealized losses as of June 30, 2012, $119 million related to securities that had been in a loss position for more than 12 months.

We recognized net OTTI on investment debt securities of $13 million and $27 million in the second quarter and first six months of 2012. In comparison, we recognized net OTTI on investment debt securities of $6 million and $9 million in the second quarter and first six months of 2011, which was due in part to the deterioration in the credit performance and outlook of certain non-agency securities as a result of continued weakness in the housing market.

We provide additional information on our available-for-sale investment securities in “Note 4—Investment Securities.”

Credit Ratings

Our investment securities portfolio continues to be concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Approximately 89% and 91% of our total investment securities portfolio was rated AA+ or its equivalent, or higher, as of June 30, 2012 and December 31, 2011, respectively, while approximately 7% and 4% were below investment grade as of June 30, 2012 and December 31, 2011, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies S&P, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 11 provides information on the credit ratings of our non-agency residential MBS, non-agency commercial MBS and asset-backed securities, which accounted for the substantial majority of the unrealized losses related to our investment securities portfolio as of June 30, 2012 and December 31, 2011.

Table 11: Non-Agency Investment Securities Credit Ratings

	June 30, 2012				December 31, 2011
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency residential MBS	$3,800	1%	6%	93%	$1,340	—%	3%	97%
Non-agency commercial MBS	1,264	94	6	0	459	92	8	—
Asset-backed securities	11,646	85	12	3	10,119	86	14	—

Loans Held-for-Investment

Table 12 summarizes loans held for investment, net of the allowance for loan and lease losses, as of June 30, 2012 and December 31, 2011.

Table 12: Net Loans Held for Investment

	June 30, 2012			December 31, 2011
(Dollars in millions)	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$88,914	$3,750	$85,164	$65,075	$2,847	$62,228
Consumer Banking	77,615	669	76,946	36,315	652	35,663
Commercial Banking	36,056	535	35,521	34,327	715	33,612
Other	164	44	120	175	36	139

Total	$202,749	$4,998	$197,751	$135,892	$4,250	$131,642

Total loans held for investment increased by $66.9 billion, or 49%, in the first six months of 2012 to $202.7 billion as of June 30, 2012. The increase was attributable to the addition of $40.4 billion of loans from the ING Direct acquisition and $27.8 billion in outstanding credit card receivables classified as held for investment from the HSBC U.S. card acquisition, which was partially offset by the continued expected run-off of loans in businesses we exited or repositioned, other loan pay downs and charge-offs. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile.”

Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total deposits increased by $85.7 billion, or 67%, in the first six months of 2012, to $213.9 billion as of June 30, 2012, from $128.2 billion as of December 31, 2011. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. We provide additional information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings decreased to $22.3 billion as of June 30, 2012, from $23.0 billion as of December 31, 2011. The $768 million decrease in our debt, excluding securitized debt obligations, was primarily attributable to a $1.8 billion decrease in short-term borrowings, a decrease of $282 million due to the maturity of outstanding senior notes, offset by the proceeds of approximately $1.25 billion from the issuance of new senior notes. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $2.9 billion to $13.6 billion as of June 30, 2012, from $16.5 billion as of December 31, 2011. This decrease was attributable to scheduled maturities of the debt within our credit card securitization trusts.

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

The aggregate reserves for all three subsidiaries were $1.0 billion as of June 30, 2012, as compared with $1.1 billion as of March 31, 2012, and $943 million as of December 31, 2011. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $180 million and $349 million for the three and six months ended June 30, 2012, respectively, driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future repurchase claims.

During the three and six months ended June 30, 2012, we had settlements of repurchase requests totaling $279 million and $290 million, respectively, that were charged against the reserve. The table below summarizes changes in our representation and warranty reserves for the three and six months ended June 30, 2012 and 2011, and for full year 2011.

Table 13: Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,		Full Year
(Dollars in millions)	2012	2011	2012	2011	2011
Representation and warranty repurchase reserve, beginning of period(1)	$1,101	$846	$943	$816	$816
Provision for repurchase losses(2)	180	37	349	81	212
Net realized losses	(279)	(14)	(290)	(28)	(85)

Representation and warranty repurchase reserve, end of period(1)	$1,002	$869	$1,002	$869	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $26 million and $42 million for the three and six months ended June 30, 2012, respectively, and $4 million and $9 million for the three and six months ended June 30 , 2011, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $154 million and $307 million for the three and six months ended June 30, 2012, respectively, and $33 million and $72 million for the three and six months ended June 30, 2011, respectively.

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries, in “Note 15—Commitments, Contingencies and Guarantees.”

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.6 billion and $414 million, respectively, as of June 30, 2012, and our maximum exposure to loss was $2.7 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

National banks also are subject to prompt corrective action capital regulations. Under prompt corrective action regulations, a bank is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6% (200 basis points higher than the above minimum capital standard), a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets these minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies. We also disclose Tier 1 common ratios, which are regulatory capital measures widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common capital. While these regulatory capital measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. As discussed below, the joint regulators have recently released proposed capital regulations that will revise the prompt corrective action capital requirements and establish a minimum standard for the Tier 1 common ratio.

Table 14 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards; and the capital ratios of the Banks and ING Bank, fsb under the OCC’s capital adequacy standards as of June 30, 2012 and December 31, 2011. Table 15 provides the details of the calculation of our capital ratios.

Table 14: Capital Ratios Under Basel I(1)

	June 30, 2012(2)			December 31, 2011
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp(3)
Tier 1 common(4)	9.9%	N/A	N/A	9.7%	N/A	N/A
Tier 1 risk-based capital(5)	11.6	4.0%	6.0%	12.0	4.0%	6.0%
Total risk-based capital(6)	14.0	8.0	10.0	14.9	8.0	10.0
Tier 1 leverage(7)	9.0	4.0	N/A	10.1	4.0	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital	11.0%	4.0%	6.0%	11.2%	4.0%	6.0%
Total risk-based capital	14.5	8.0	10.0	15.0	8.0	10.0
Tier 1 leverage	10.2	4.0	5.0	10.2	4.0	5.0
Capital One, N.A.
Tier 1 risk-based capital	11.8%	4.0%	6.0%	11.0%	4.0%	6.0%
Total risk-based capital	13.1	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage	10.4	4.0	5.0	8.7	4.0	5.0
ING Bank, fsb
Tier 1 risk-based capital	26.5%	4.0%	6.0%	N/A	N/A	N/A
Total risk-based capital	26.5	8.0	10.0	N/A	N/A	N/A
Tier 1 leverage	9.4	4.0	5.0	N/A	N/A	N/A

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.”
(2)	Regulatory capital ratios as of June 30, 2012 are preliminary and therefore subject to change.
(3)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(4)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(5)	Calculated based on Tier 1 risk-based capital divided by risk-weighted assets.
(6)	Calculated based on total risk-based capital divided by risk-weighted assets.
(7)	Calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

We exceeded minimum capital requirements and met the “well capitalized” ratio levels for total risk-based capital and Tier 1 risk-based capital under Federal Reserve rules for bank holding companies as of June 30, 2012 and December 31, 2011. The Banks and ING Bank, fsb also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of June 30, 2012 and December 31, 2011.

Table 15: Risk-Based Capital Components Under Basel I(1)

(Dollars in millions)	June 30, 2012(2)	December 31, 2011
Total stockholders’ equity	$37,192	$29,666
Less: Net unrealized gains recorded in AOCI(3)	(422)	(289)
Net losses on cash flow hedges recorded in AOCI(3)	34	71
Disallowed goodwill and other intangible assets(4)	(14,563)	(13,855)
Disallowed deferred tax assets	(758)	(534)
Other	(12)	(2)

Tier 1 common capital	21,471	15,057
Plus: Tier 1 restricted core capital items(5)	3,636	3,635

Tier 1 risk-based capital	25,107	18,692

Plus: Long-term debt qualifying as Tier 2 capital	2,318	2,438
Qualifying allowance for loan and lease losses	2,740	1,979
Other Tier 2 components	15	23

Tier 2 risk-based capital	5,073	4,440

Total risk-based capital	$30,180	$23,132

Risk-weighted assets(6)	$216,341	$155,657

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	Regulatory capital ratios as of June 30, 2012 are preliminary and therefore subject to change.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Consists primarily of trust preferred securities.
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

In January 2012, we submitted our capital plan to the Board of Governors of the Federal Reserve as part of the 2012 Comprehensive Capital Analysis and Review. On March 13, 2012, we were informed that the Federal Reserve had no objection to the capital actions contained in our capital plan submitted under CCAR.

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

Regulatory restrictions exist that limit the ability of the Banks and ING Bank, fsb to transfer funds to our bank holding company. Funds available for dividend payments from COBNA, CONA and ING Bank, fsb based on the Earnings Limitation Test were $3.0 billion, $697 million and $480 million, respectively, as of June 30, 2012. Although funds are available for dividend payments from the Banks, we would execute a dividend from the Banks in consultation with the OCC. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

Equity and Debt Offering

On March 20, 2012 we closed a public offering of 24,442,706 shares of our common stock which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.25 billion. In addition, we issued $1.25 billion of our senior notes due 2015 in a public offering which closed on March 23, 2012. We used the net proceeds of these offerings, along with cash sourced from current liquidity, to fund the net consideration payable of $31.1 billion in connection with the May 1, 2012 acquisition of HSBC’s U.S credit card business.

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

We provide additional information on our risk management principles, roles and responsibilities, risk framework and risk appetite under “MD&A—Risk Management” in our 2011 Form 10-K.

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

Loan Portfolio Composition

We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial loans. For information on our lending policies and procedures, including our underwriting criteria, for our primary loan products, see “MD&A—Credit Risk Profile” in our 2011 Form 10-K.

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets under restricted loans for securitization investors. Table 16 presents the composition of our total held-for-investment loan portfolio, by business segments, as of June 30, 2012 and December 31, 2011. Table 16 also displays acquired loans accounted for based on estimated cash flows expected to be collected, which consists of a limited portion of the credit card loans acquired in the HSBC transaction and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions. See the discussion of “Acquired Loans” below in this section.

Table 16: Loan Portfolio Composition

	June 30, 2012				December 31, 2011
(Dollars in millions)	Loans	Acquired Loans(1)	Total	% of Total	Loans	Acquired Loans(1)	Total	% of Total
Credit Card business:
Credit card loans:
Domestic credit card loans	$79,026	$504	$79,530	39.2%	$54,682	$—	$54,682	40.3%
International credit card loans	8,116	—	8,116	4.0	8,466	—	8,466	6.2

Total credit card loans	87,142	504	87,646	43.2	63,148	—	63,148	46.5

Installment loans:
Domestic installment loans	1,243	25	1,268	0.6	1,927	—	1,927	1.4

Total installment loans	1,243	25	1,268	0.6	1,927	—	1,927	1.4

Total credit card	88,385	529	88,914	43.8	65,075	—	65,075	47.9

Consumer Banking business:
Automobile	25,221	30	25,251	12.5	21,732	47	21,779	16.0
Home loan	7,582	40,642	48,224	23.8	6,321	4,112	10,433	7.7
Other retail	4,099	41	4,140	2.0	4,058	45	4,103	3.0

Total consumer banking	36,902	40,713	77,615	38.3	32,111	4,204	36,315	26.7

Commercial Banking business:
Commercial and multifamily real estate	16,064	190	16,254	8.0	15,573	163	15,736	11.6
Commercial and industrial	18,226	241	18,467	9.1	16,770	318	17,088	12.6

Total commercial lending(2)	34,290	431	34,721	17.1	32,343	481	32,824	24.2

Small-ticket commercial real estate	1,335	—	1,335	0.7	1,503	—	1,503	1.1

Total commercial banking	35,625	431	36,056	17.8	33,846	481	34,327	25.3

Other:
Other loans	164	—	164	0.1	175	—	175	0.1

Total loans held for investment	$161,076	41,673	$202,749	100.0%	$131,207	$4,685	$135,892	100.0%

(1)	Consists of acquired loans accounted for based on estimated cash flows expected to be collected. See “Note 5—Loans” for additional information.
(2)	Includes construction and land development loans totaling $2.3 billion and $2.2 billion as of June 30, 2012 and December 31, 2011, respectively.

Credit Risk Measurement

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance, commercial loans. The improvements we have experienced in our credit trends across all of our businesses are stabilizing, and our credit performance is increasingly driven by seasonal trends.

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. Loans acquired as part of the HSBC

U.S. card, ING Direct and CCB acquisitions are included in the denominator used in calculating the credit quality metrics presented below. Because some of these acquired loans are accounted for based on expected cash flows to be collected, which takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans.

See “Note 5—Loans” in this report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K for information on our accounting policies for delinquent, nonperforming loans, charge-offs and TDRs for each of our loan categories.

Delinquency Rates

Table 17 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of June 30, 2012 and December 31, 2011. Table 17 also presents these metrics, adjusted to exclude from the denominator acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

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

Table 17: 30+ Day Delinquencies

	June 30, 2012						December 31, 2011
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Rate(2)	Amount	Rate(1)	Rate(2)	Amount	Rate(1)	Rate(2)	Amount	Rate(1)	Rate(2)
Credit Card business:
Domestic credit card and installment loans	$2,252	2.79%	2.81%	$2,252	2.79%	2.81%	$2,073	3.66%	3.66%	$2,073	3.66%	3.66%
International credit card	392	4.84	4.84	392	4.84	4.84	438	5.18	5.18	438	5.18	5.17

Total credit card	2,644	2.97	2.99	2,644	2.97	2.99	2,511	3.86	3.86	2,511	3.86	3.86

Consumer Banking business:
Automobile	1,312	5.20	5.20	1,401	5.55	5.55	1,498	6.88	6.90	1,604	7.36	7.38
Home loan	70	0.15	0.93	428	0.89	5.64	93	0.89	1.47	478	4.58	7.56
Retail banking	29	0.69	0.70	87	2.10	2.12	34	0.83	0.84	94	2.29	2.32

Total consumer banking	1,411	1.82	3.82	1,916	2.47	5.19	1,625	4.47	5.06	2,176	5.99	6.78

Commercial Banking business:
Commercial and multifamily real estate	41	0.25	0.25	187	1.15	1.16	217	1.38	1.40	342	2.17	2.20
Commercial and industrial	17	0.09	0.10	80	0.43	0.44	78	0.45	0.46	152	0.89	0.91

Total commercial lending	58	0.17	0.17	267	0.77	0.78	295	0.91	0.91	494	1.50	1.53

Small-ticket commercial real estate	39	2.87	2.87	51	3.82	3.82	104	6.94	6.94	141	9.38	9.38

Total commercial banking	97	0.27	0.27	318	0.88	0.89	399	1.16	1.18	635	1.85	1.88

Other:
Other loans	17	10.36	10.36	51	31.10	31.10	17	9.65	9.65	46	26.29	26.29

Total	$4,169	2.06%	2.59%	$4,929	2.43%	3.06%	$4,552	3.35%	3.47%	$5,368	3.95%	4.09%

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)	Calculated by excluding acquired loans from the denominator.

Table 18 presents an aging of 30+ day delinquent loans included in the above table.

Table 18: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$202,749	100.00%	$135,892	100.00%

Delinquency status:
30 – 59 days	$2,102	1.04%	$2,306	1.70%
60 – 89 days	1,060	0.52	1,092	0.80
90 + days	1,767	0.87	1,970	1.45

Total	$4,929	2.43%	$5,368	3.95%

Geographic region:
Domestic	$4,537	2.24%	$4,930	3.63%
International	392	0.19	438	0.32

Total	$4,929	2.43%	$5,368	3.95%

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total held-for-investment loan portfolio, including acquired loans.

Table 19 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of June 30, 2012 and December 31, 2011. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 19: 90+ Days Delinquent Loans Accruing Interest

	June 30, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card(2)	$1,056	1.19%	$1,196	1.84%
Consumer	2	0.00	5	0.01
Commercial	16	0.04	41	0.12

Total	$1,074	0.53%	$1,242	0.91%

Geographic region:(3)
Domestic	$899	0.44%	$1,047	0.77%
International	175	0.09	195	0.14

Total	$1,074	0.53%	$1,242	0.91%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)

Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $311 million and $112 million in the second quarter of 2012 and 2011, respectively and $434 million and $217 million in the first six months of 2012 and

2011, respectively. The reserve for uncollectible billed finance charges and fees totaled $268 million as of June 30, 2012, and $74 million as of December 31, 2011.
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

Table 20 presents comparative information on nonperforming loans, by loan category, and other nonperforming assets as of June 30, 2012 and December 31, 2011. Nonperforming loans held for sale are excluded from nonperforming loans, as they are recorded at lower of cost or fair value.

Table 20: Nonperforming Loans and Other Nonperforming Assets(1) (2)

	June 30, 2012(3)		December 31, 2011
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Automobile	$89	0.35%	$106	0.48%
Home loan	439	0.91	456	4.37
Retail banking	86	2.09	90	2.18

Total consumer banking	614	0.79	652	1.79

Commercial Banking business:
Commercial and multifamily real estate	200	1.23	207	1.32
Commercial and industrial	140	0.76	125	0.73

Total commercial lending	340	0.98	332	1.01
Small-ticket commercial real estate	16	1.15	40	2.63

Total commercial banking	356	0.99	372	1.08

Other:
Other loans	40	24.59	35	20.42

Total nonperforming loans held for investment(4)	$1,010	0.50%	$1,059	0.78%

Other nonperforming assets:
Foreclosed property(5)	$232	0.11%	$169	0.13%
Repossessed assets	15	0.01	20	0.01

Total other nonperforming assets	247	0.12	189	0.14

Total nonperforming assets	$1,257	0.62%	$1,248	0.92%

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

(2)

The nonperforming loan ratios, excluding acquired loans from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, commercial and industrial, total commercial banking, and total nonperforming loans held for investment were 5.79%, 2.11%, 1.66%, 1.25%, 0.77%, 1.00% and 0.63%, respectively, as of June 30, 2012, compared with 7.22%, 2.21%, 2.03%, 1.33%, 0.75%, 1.10% and 0.81%, respectively, as of December 31, 2011. The nonperforming asset ratio, excluding acquired loans, was 0.78% and 0.95% as of June 30, 2012 and December 31, 2011, respectively.
(3)

We recognized interest income for loans classified as nonperforming of $16 million and $11 million for the six months ended June 30, 2012 and 2011, respectively. Interest income foregone related to nonperforming loans was $29 million and $30 million for the six months ended June 30, 2012 and 2011, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 0.88% and 1.50% as of June 30, 2012 and December 31, 2011, respectively.
(5)	Includes $184 million and $86 million of foreclosed properties related to acquired loans, as of June 30, 2012 and December 31, 2011, respectively.

Total nonperforming loans included TDRs totaling $183 million and $170 million as of June 30, 2012 and December 31, 2011, respectively. The decrease in our nonperforming loan ratio to 0.50% as of June 30, 2012, from 0.78% as of December 31, 2011 was primarily attributable to the addition of the ING Direct acquired loans, as well as, the improvement in the credit quality of our consumer banking loans.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs.

Table 21 presents our net charge-off amounts and rates, by business segment, for the three and six months ended June 30, 2012, and 2011. We provide information on charge-off amounts by loan category below in Table 23. We also present net charge-off rates excluding acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

Table 21: Net Charge-Offs

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
(Dollars in millions)	Amount	Rate(1)	Rate(2)	Amount	Rate(1)	Rate(2)	Amount	Rate(1)	Rate(2)	Amount	Rate(1)	Rate(2)
Credit card	$622	3.13%	3.14%	$793	5.06%	5.06%	$1,268	3.57%	3.58%	$1,722	5.59%	5.59%
Consumer banking	93	0.48	1.02	88	1.01	1.17	201	0.60	1.15	221	1.29	1.50
Commercial banking	17	0.19	0.19	38	0.50	0.50	33	0.19	0.19	98	0.65	0.66
Other	6	18.04	18.04	12	23.96	23.96	16	20.97	20.97	35	31.51	31.51

Total	$738	1.53%	1.96%	$931	2.91%	3.03%	$1,518	1.76%	2.17%	$2,076	3.28%	3.42%

Average loans held for investment	$192,632			$127,916			$172,767			$126,504
Average loans held for investment (excluding acquired loans)(3)	150,450			122,804			140,142			121,296

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding acquired loans from the denominator.
(3)	The carrying value of acquired loans accounted for based on estimated expected cash flows to be collected was $41.7 billion and $4.7 billion as of June 30, 2012, and December 31, 2011, respectively.

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

Table 22 presents the loan balances as of June 30, 2012 and December 31, 2011 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 22 excludes loan modifications that do not meet the definition of a TDR and acquired loans, which we track and report separately. We provide additional detail on acquired loans below under “Acquired Loans.”

Table 22: Loan Modifications and Restructurings(1)

(Dollars in millions)	June 30, 2012	December 31, 2011
Modified and restructured loans:
Credit card(2)	$859	$898
Automobile	75	58
Home loan	106	104
Retail banking	73	80
Commercial	404	426

Total	$1,517	$1,566

Status of modified and restructured loans:
Performing	$1,334	$1,396
Nonperforming	183	170

Total	$1,517	$1,566

(1)	Reflects modifications and restructuring of loans in our total loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in securitization trusts.
(2)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve an increase and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In all cases, we cancel the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement may revert back to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance commercial nonperforming loans and TDR loans. We do not report nonperforming consumer loans that have not been modified in a TDR as individually impaired, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance. Loans held for sale are also not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude acquired loans accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred, as discussed above under “Summary of Selected Financial Data.”

Impaired loans, including TDRs, totaled $1.8 billion as of both June 30, 2012 and December 31, 2011, respectively. TDRs accounted for $1.5 billion and $1.6 billion of impaired loans as of June 30, 2012 and December 31, 2011, respectively. We provide additional information on our impaired loans, including the allowance established for these loans in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Acquired Loans

Our portfolio of acquired loans consists of loans acquired in the HSBC U.S. card, ING Direct, and Chevy Chase Bank acquisitions. These loans were recorded at fair value as of the date of each acquisition.

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the HSBC U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected increased to $41.7 billion as of June 30, 2012, from $4.7 billion as of December 31, 2011. The increase was largely due to the ING Direct acquisition.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We decreased the allowance and recorded a benefit through our provision for credit losses of $2 million for the three months ended June 30, 2012 and increased the allowance and recorded a provision for credit losses of $11 million for the six months ended June 30, 2012 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $37 million and $26 million as of June 30, 2012 and December 31, 2011, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

Acquired Loans Accounted for Based on Contractual Cash Flows

Of the loans acquired in the HSBC U.S. card acquisition, there were loans of $26.2 billion designated as held for investment that had existing revolving privileges at acquisition and were therefore excluded from the accounting guidance applied to the acquired loans described in the paragraphs above.

These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. Fair value was determined by discounting all expected cash flows (contractual principal, interest, finance charges and fees of $33.3 billion less those amounts not expected to be collected of $3.0 billion) at a market discount rate.

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to acquired revolving loans, it is necessary to record an allowance through provision expense to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In the second quarter of 2012, we recorded provision expense of $1.2 billion to establish an allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio. The provision expense of $1.2 billion is included in the total provision for credit losses of $1.7 billion recorded in the second quarter of 2012 as indicated in “Note 6—Allowance for Loan and Lease Losses.”

Excluded from the amounts above are acquired HSBC U.S. card revolving loans with a fair value of $471 million that we designated as held for sale at acquisition. We expect to close the sale of these receivables early in the third quarter.

We provide additional information on acquired loans in “Note 5—Loans.”

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

Table 23, which displays changes in our allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 23: Summary of Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Balance at beginning of period, as reported	$4,060	$5,067	$4,250	$5,628
Provision for credit losses(1)(2)	1,686	350	2,265	920
Charge-offs:
Credit Card business:(2)
Domestic credit card and installment	(746)	(905)	(1,534)	(1,997)
International credit card	(162)	(205)	(329)	(398)

Total credit card	(908)	(1,110)	(1,863)	(2,395)

Consumer Banking business:
Automobile	(122)	(102)	(262)	(243)
Home loan	(19)	(22)	(43)	(54)
Retail banking	(20)	(25)	(40)	(55)

Total consumer banking	(161)	(149)	(345)	(352)

Commercial Banking business:
Commercial and multifamily real estate	(8)	(15)	(17)	(40)
Commercial and industrial	(8)	(15)	(19)	(25)

Total commercial lending	(16)	(30)	(36)	(65)
Small-ticket commercial real estate	(8)	(20)	(24)	(53)

Total commercial banking	(24)	(50)	(60)	(118)

Other loans	(7)	(13)	(18)	(37)

Total charge-offs	(1,100)	(1,322)	(2,286)	(2,902)

Recoveries:
Credit Card business:
Domestic credit card and installment	236	267	493	555
International credit card	50	50	102	118

Total credit card	286	317	595	673

Consumer Banking business:
Automobile	54	50	115	102
Home loan	7	5	16	16
Retail banking	7	6	13	13

Total consumer banking	68	61	144	131

Commercial Banking business:
Commercial and multifamily real estate	1	2	6	7
Commercial and industrial	3	6	17	9

Total commercial lending	4	8	23	16
Small-ticket commercial real estate	3	4	4	4

Total commercial banking	7	12	27	20

Other loans	1	1	2	2
Total recoveries	362	391	768	826

Net charge-offs	(738)	(931)	(1,518)	(2,076)

Impact from loan sales and other changes(2)	(10)	2	1	16

Balance at end of period	$4,998	$4,488	$4,998	$4,488

(1)

Excludes a negative provision for unfunded lending commitments of $9 million and $7 million for the three months ended June 30, 2012 and 2011, respectively and $15 million and $43 million for the six months ended June 30, 2012 and 2011, respectively.

(2)	Includes foreign translation adjustments of $10 million and $21 million for the second quarter and first six months of 2012, respectively.

Table 24 presents an allocation of our allowance for loan and lease losses, by loan category, as of June 30, 2012 and December 31, 2011.

Table 24: Allocation of the Allowance for Loan and Lease Losses

	June 30, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total HFI Loans(1)	Amount	% of Total HFI Loans(1)
Credit Card:
Domestic credit card and installment	$3,295	4.08%	$2,375	4.20%
International credit card	455	5.61	472	5.58

Total credit card	3,750	4.22	2,847	4.37

Consumer Banking:
Auto	447	1.77	391	1.80
Home loan	87	0.18	98	0.94
Retail banking	135	3.26	163	3.97

Total consumer banking	669	0.86	652	1.80

Commercial Banking:
Commercial and multifamily real estate	309	1.90	415	2.64
Commercial and industrial	138	0.75	199	1.17

Total commercial lending	447	1.29	614	1.87
Small-ticket commercial real estate	88	6.59	101	6.75

Total commercial banking	535	1.48	715	2.08
Other loans	44	26.83	36	20.57

Total	$4,998	2.47%	$4,250	3.13%

Total allowance coverage ratios:
Period-end loans	$202,749	2.47%	$135,892	3.13%
Period-end loans (excluding acquired loans)	161,076	3.10	131,207	3.24
Nonperforming loans(2)	1,010	494.85	1,059	401.32
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,644	141.83%	$2,511	113.38%
Consumer banking (30 + day delinquent loans)	1,916	34.92	2,176	29.96
Commercial banking (nonperforming loans)	356	150.28	372	192.20

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

As permitted by regulatory guidance issued by the FFEIC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 123.56% as of June 30, 2012 and 132.48% as of December 31, 2011.

We increased our allowance by $748 million in the first six months of 2012 to $5.0 billion as of June 30, 2012. The increase was primarily driven by the establishment of an allowance of $1.2 billion primarily related to the addition of the $26.2 billion in outstanding HSBC U.S. card loans that had existing revolving privilege at acquisition. The allowance for these loans was calculated using the same methodology utilized for determining the allowance for our existing credit card loan portfolio.

Although the allowance increased, the coverage ratio of the allowance to total loans held for investment fell by 66 basis points to 2.47% as of June 30, 2012, from 3.13% as of December 31, 2011. The decrease in the allowance coverage ratio was largely due to the addition of the acquired HSBC U.S. card and ING Direct loans accounted for based on estimated cash flows expected to be collected. As discussed above in “Summary of Selected Financial Data,” because the accounting for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. We did not have an allowance associated with these loans as of June 30, 2012.

See “Note 6—Allowance for Loan and Lease Losses” in this Report for additional information. Also see “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K for information on the allowance methodology for our credit card loan portfolio.

LIQUIDITY RISK PROFILE

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents and unencumbered available-for-sale securities. Table 25 below presents the fair value of our liquidity reserves as of June 30, 2012 and December 31, 2011. Our liquidity reserves increased by $17.9 billion in the first six months of 2012, to $53.7 billion as of June 30, 2012. This increase was primarily driven by an increase in available-for-sale securities from our acquisition of ING Direct and an increase in cash from our equity and debt offerings during the first quarter of 2012.

Table 25: Liquidity Reserves

(Dollars in millions)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$5,979	$5,838
Securities available-for-sale(1)	55,289	38,759
Less: Pledged available-for-sale securities	(7,615)	(8,762)

Unencumbered available-for-sale securities	47,674	29,997

Total liquidity reserves	$53,653	$35,835

(1)	The weighted average life of our available-for-sale securities was approximately 3.7 years and 2.9 years as of June 30, 2012 and December 31, 2011, respectively.

See “MD&A—Risk Management” in our 2011 Form 10-K for additional information on our management of liquidity risk.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and, to a lesser extent, loan securitizations transactions. In addition, we utilize advances from the Federal Home Loan Bank (“FHLB”), which are secured by certain portions of our loan portfolios and investment securities, for our funding needs.

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 26 presents the composition of our deposits by type as of June 30, 2012 and December 31, 2011.

Table 26: Deposits

(Dollars in millions)	June 30, 2012	December 31, 2011
Non-interest bearing	$20,072	$18,281
NOW accounts	36,417	15,038
Money market deposit accounts	107,806	46,496
Savings accounts	30,554	31,433
Other consumer time deposits	13,181	11,471

Total core deposits	208,030	122,719
Public fund certificates of deposit $100,000 or more	69	85
Certificates of deposit $100,000 or more	4,890	4,501
Foreign time deposits	942	921

Total deposits	$213,931	$128,226

Total deposits increased by $85.7 billion, or 67%, in the first six month of 2012 to $213.9 billion as of June 30, 2012. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. Of our total deposits, approximately $942 million and $921 million were held in foreign banking offices as of June 30, 2012 and December 31, 2011, respectively. Large denomination domestic certificates of deposits of $100,000 or more represented $5.0 billion and $4.6 billion of our total deposits as of June 30, 2012 and December 31, 2011, respectively.

We have brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are included in money market deposit accounts and other consumer time deposits in Table 26 above. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA, CONA and ING Bank, fsb were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of June 30, 2012, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $12.1 billion, or 6% of total deposits, as of June 30, 2012 and $13.0 billion, or 10% of total deposits, as of December 31, 2011. We expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

Short-Term Borrowings

We also have access to and utilize various other short-term borrowings to support our operations. These borrowings are generally in the form of federal funds purchased and securities loaned or sold under agreements to repurchase, most of which are overnight borrowings. Other short-term borrowings do not represent a significant portion of our overall funding.

Other Funding Sources

Our debt, including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $22.3 billion as of June 30, 2012, decreased from $23.0 billion as of December 31, 2011. The decrease in our debt, excluding securitized debt obligations, was primarily attributable to a $1.8 billion decrease in short-term borrowings, a decrease of $282 million due to the maturity of outstanding senior notes, and the proceeds of approximately $1.25 billion from the issuance of new senior notes. We participate in the federal funds market on a regular basis, which is intended to ensure that we are able to access the federal funds market in a time of need. We expect monthly fluctuations in our borrowings, as borrowing amounts are highly dependent on our counterparties’ cash positions. Our FHLB membership is secured by our investment in FHLB stock, which totaled $686 million as of June 30, 2012.

Table 27 presents our short-term borrowings and long-term debt and the maturity profile based on expected maturities as of June 30, 2012. We provide additional information on our short-term borrowings and long-term debt in “Note 9—Deposits and Borrowings.”

Table 27: Expected Maturity Profile of Short-term Borrowings and Long-term Debt

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years To 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,101	$—	$—	$—	$—	$—	$1,101
FHLB advances	4,400	—	—	—	—	—	4,400

Total short-term borrowings	5,501	—	—	—	—	—	5,501

Long-term debt:
Securitized debt obligations	4,205	3,322	430	908	2,878	1,865	13,608
Senior and subordinated notes:
Unsecured senior debt	—	577	3,294	471	1,003	2,792	8,137
Unsecured subordinated debt	351	514	105	—	1,190	1,782	3,942

Total senior and subordinated notes	351	1,091	3,399	471	2,193	4,574	12,079

Other long-term borrowings:
Junior subordinated debt	—	—	—	—	—	3,642	3,642
FHLB advances	13	28	940	9	33	21	1,044

Other long-term borrowings	13	28	940	9	33	3,663	4,686

Total long-term debt(1)	4,569	4,441	4,769	1,388	5,104	10,102	30,373

Total short-term borrowings and long-term debt	$10,070	$4,441	$4,769	$1,388	$5,104	$10,102	$35,874

Percentage of total	28%	13%	13%	4%	14%	28%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $29 million as of June 30, 2012.

Borrowing Capacity

We filed a new effective shelf registration statement with the U.S. Securities & Exchange Commission (“SEC”) on April 30, 2012, which will expire three years from the filing date, under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. During the first six months of 2012, we issued new senior notes in the total amount of $1.25 billion, due 2015.

In addition to issuance capacity under the shelf registration statement, we also have access to FHLB advances and letters of credit with a maximum borrowing capacity of $29.5 billion as of June 30, 2012. We had $5.4 billion outstanding as of June 30, 2012, and collateral pledged that would support an incremental $24.3 billion of borrowings. This funding source is non-revolving, and funding availability is subject to market conditions. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit ratings agencies, Moody’s, S&P, Fitch and DBRS. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 28 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA, and CONA as of June 30, 2012 and a comparison to the ratings as of December  31, 2011.

Table 28: Senior Unsecured Debt Credit Ratings

	June 30, 2012						December 31, 2011
	Capital One Financial Corporation		Capital One Bank (USA), N.A.		Capital One, N.A.		Capital One Financial Corporation		Capital One Bank (USA), N.A.		Capital One, N.A.
Moody’s	Baa1		A3		A3		Baa1		A3		A3
S&P	BBB		BBB+		BBB+		BBB		BBB+		BBB+
Fitch	A-		A-		A-		A-		A-		A-
DBRS	BBB	**	A	*	A	*	BBB	**	A	*	A	*

*	low
**	high

As of July 31, 2012, Moody’s, Fitch and DBRS had us on a stable outlook, while S&P had us on negative outlook.

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

The outstanding notional amount of our derivative contracts decreased to $55.3 billion as of June 30, 2012, from $73.2 billion as of December 31, 2011. This decrease was primarily attributable to the termination of interest-rate swaps of $24.8 billion that we entered into in the second half of 2011 to manage the anticipated impact of the ING Direct acquisition on our market risk exposure and regulatory capital requirements. These swap transactions mitigated the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the closing date of the ING Direct acquisition in early 2012.

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

Under our current asset/liability management policy, our objective is to: (i) limit the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months and (ii) limit the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% during the second quarter of 2012. Given the level of short-term rates as of June 30, 2012 and December 31, 2011, a scenario where interest rates would decline by 200 basis points is highly unlikely. In 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease, except in scenarios where a 50 basis point decline would result in a rate less than 0% (in which case we assume a rate scenario of 0%), to compensate for the continued low rate environment. Our current asset/liability management policy also includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.

Table 29 shows the estimated percentage impact on our adjusted projected net interest income and economic value of equity, calculated under our base case interest rate scenario, as of June 30, 2012 and December 31, 2011, resulting from selected hypothetical interest rate scenarios. Our adjusted projected net interest income consists of net interest income adjusted to include changes in the fair value of mortgage service rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next twelve months. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates in measuring the sensitivity of the valuation of our economic value of equity.

Table 29: Interest Rate Sensitivity Analysis

		December 31, 2011
(Dollars in millions)	June 30, 2012	Excluding ING Direct Swaps(1)	Including ING Direct Swaps
Impact on adjusted projected base-line net interest income:
+ 200 basis points	(0.5)%	1.2%	13.7%
- 50 basis points	0.0	(0.5)	(3.9)
Impact on economic value of equity:
+ 200 basis points	(1.6)	(1.0)	3.2
- 50 basis points	(0.7)	(0.4)	(1.5)

(1)	Calculated excluding the impact of the interest-rate swap transactions of approximately $24.8 billion entered into to mitigate some of the interest rate risk related to the ING Direct acquisition.

Because of the large but temporary impact of the ING Direct-related swap transactions on our standard interest rate risk reporting measures, we expanded our standard interest rate sensitivity analysis to present our interest rate risk measures as of December 31, 2011 both with and without the impact of the $24.8 billion of interest rate swaps described above. This presentation highlights changes in our core interest rate risk profile and the incremental impact of the ING Direct-related swaps on our core profile over the time period that the swaps were outstanding. Excluding the $24.8 billion swap transactions, our interest rate sensitivity measures reflect that we became less asset sensitive between December 31, 2011 and June 30, 2012. Our projected net interest income and economic value of equity sensitivity measures, both including and excluding the impact of the ING Direct related swap transactions, were within our prescribed asset/liability policy limits as of June 30, 2012 and December 31, 2011.

Limitations of Market Risk Measures

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

SUPERVISION AND REGULATION

Required Enhancements to Compliance and Risk Management Programs

In recent weeks, we have been party to several consent orders and settlement agreements with certain federal agencies. On July 17, 2012, Capital One Bank (U.S.A.), N.A. entered into consent orders with each of the OCC and the CFPB relating to oversight of our vendor sales practices of payment protection and credit monitoring products. On July 26, 2012, Capital One Bank (U.S.A.), N.A. and Capital One, N.A. entered into consent orders with each of the Department of Justice and the OCC relating to compliance with the Servicemembers Civil Relief Act, or the SCRA, and, in the case of the OCC orders, third-party management.

In addition, in the first quarter of 2012, we closed the ING Direct acquisition. In its order approving the acquisition, the Federal Reserve Board required Capital One to enhance our risk-management systems and policies enterprise-wide to account for the changes to our business lines that would result from the acquisitions of ING Direct and HSBC’s credit card operations in the U.S.

Among other things, our regulators require us to make enhancements to our compliance and risk management programs on an enterprise-wide basis in the following primary areas:

•	Compliance with laws, rules and regulations regarding unfair and deceptive practices;

•	Compliance with the SCRA;

•	Compliance monitoring and transaction testing capabilities to detect any instances of non-compliance with consumer compliance laws and regulations;

•	Third-party management, especially in the context of compliance with consumer laws and regulations; and

•	Internal controls, policies and procedures and oversight by the Board and senior management.

Much of this work is already underway, and the financial impacts of the customer restitution required and the civil monetary penalties to be paid under the various consent orders were reflected in our recent results of operations. The enhancements to these compliance and risk management programs could put upward pressure on our operating expenses in future periods. However, we cannot at this time predict with certainty whether our overall operating expenses will increase materially as a result.

We are continuing to make significant changes to our systems and processes in order to enhance our enterprise-wide compliance and risk management programs. There will continue to be heightened regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business, and we expect this heightened oversight will continue for the foreseeable future until we meet the expectations of our regulators and can demonstrate that such systems and processes are sustainable.

ING Bank

On February 17, 2012, in connection with the ING Direct acquisition, we acquired all the shares of ING Bank, fsb (“ING Bank”) and its subsidiaries and certain of its affiliates. ING Bank is a federal savings association chartered under the laws of the United States, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. Subject to the receipt of all regulatory approvals, we expect to merge ING Bank with and into CONA in the fourth quarter of this year.

Basel III and Other Capital Rule Proposals

The Board of Governors of the Federal Reserve System, Office of the Comptroller of the Currency and FDIC released in June 2012 three proposed rules that would substantially revise the federal banking agencies’ current capital rules and implement the Basel Committee on Banking Supervision’s December 2010 regulatory capital reforms, known as Basel III. The first proposal, known as the Basel III proposal, would increase the general risk-based capital ratio minimum requirements; modify the definition of regulatory capital; introduce a new capital conservation buffer requirement; and update the prompt corrective action (“PCA”) framework to reflect the new regulatory capital minimums. For those institutions subject to the Basel II Advanced Approaches framework, known as “Advanced Approaches” institutions, the proposal would also implement a supplementary leverage ratio that incorporates a broader set of exposures in the denominator and would introduce a new countercyclical capital buffer requirement. As discussed in more detail in our 2011 Form 10-K, we expect to be subject to the Basel II Advanced Approaches rules at the end of 2012 as a result of the ING Direct acquisition.

The second proposal, known as the Standardized Approach proposal, would revise the federal banking agencies’ general approach for calculating risk-weighted assets, to reflect a more risk-sensitive risk-weighting approach and remove reliance on external credit ratings, as required by Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The third proposal would modify the existing Basel II Advanced Approaches rules for calculating risk-weighted assets, by implementing elements of the Basel III framework and removing reliance on external credit ratings. Pursuant to Section 171 (commonly referred to as the Collins Amendment) of the Dodd-Frank Act, an Advanced Approaches institution must calculate its risk-based capital under both the Standardized Approach and the Advanced Approach and use the lower of each of the relevant capital ratios to determine whether it meets the minimum risk-based capital requirements.

The proposed rules would go into effect according to different start dates and phase-in periods, beginning with January 1, 2013. If finalized as proposed, the rules would increase the minimum capital that we and other institutions would be required to hold. We will continue to monitor regulators’ implementation of the new rules and assess the potential impact to us.

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

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, expenses, capital measures, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the ING Direct and HSBC U.S. card acquisitions (collectively, the “Transactions”); and the assumptions that underlie these matters.

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

•	the amount and rate of deposit growth;

•	changes in the reputation of or expectations regarding the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for the nature of our business;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.

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

SUPPLEMENTAL TABLES

Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions) (unaudited)	June 30, 2012(1)	December 31, 2011
Stockholders’ Equity to Non-GAAP Tangible Common Equity
Total stockholders’ equity	$37,192	$29,666
Less: Intangible assets(2)	(16,477)	(13,908)

Tangible common equity	$20,715	$15,758

Total Assets to Tangible Assets
Total assets	$296,572	$206,019
Less: Assets from discontinued operations	(310)	(305)

Total assets from continuing operations	296,262	205,714
Less: Intangible assets(2)	(16,477)	(13,908)

Tangible assets	$279,785	$191,806

Non-GAAP TCE Ratio
Tangible common equity	$20,715	$15,758
Tangible assets	279,785	191,806
TCE ratio(3)	7.4%	8.2%
Regulatory Capital and Non-GAAP Tier 1 Common Equity Ratios
Total stockholders’ equity	$37,192	$29,666
Less: Net unrealized gains recorded in AOCI(4)	(422)	(289)
Net losses on cash flow hedges recorded in AOCI(4)	34	71
Disallowed goodwill and other intangible assets(5)	(14,563)	(13,855)
Disallowed deferred tax assets	(758)	(534)
Other	(12)	(2)

Tier 1 common capital	21,471	15,057
Plus: Tier 1 restricted core capital items(6)	3,636	3,635

Tier 1 capital	25,107	18,692

Plus: Long-term debt qualifying as Tier 2 capital	2,318	2,438
Qualifying allowance for loan and lease losses	2,740	1,979
Other Tier 2 components	15	23

Tier 2 capital	5,073	4,440

Total risk-based capital(7)	$30,180	$23,132

Risk-weighted assets(8)	$216,341	$155,657

Tier 1 common ratio(9)	9.9%	9.7%
Tier 1 risk-based capital ratio(10)	11.6	12.0
Total risk-based capital ratio(11)	14.0	14.9

(1)	Regulatory capital ratios as of June 30, 2012 are preliminary and therefore subject to change.
(2)	Includes impact from related deferred taxes.
(3)	Calculated based on tangible common equity divided by tangible assets.
(4)	Amounts presented are net of tax.
(5)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(6)	Consists primarily of trust preferred securities.
(7)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.

(8)	Calculated based on prescribed regulatory guidelines.
(9)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(10)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(11)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Information and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$2,297	$2,097
Interest-bearing deposits with banks	3,352	3,399
Federal funds sold and securities purchased under agreements to resell	330	342

Cash and cash equivalents	5,979	5,838
Restricted cash for securitization investors	370	791
Securities available for sale, at fair value	55,289	38,759
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	158,680	88,242
Restricted loans for securitization investors	44,069	47,650

Total loans held for investment	202,749	135,892
Less: Allowance for loan and lease losses	(4,998)	(4,250)

Net loans held for investment	197,751	131,642
Loans held for sale, at lower-of-cost-or-fair value	1,047	201
Accounts receivable from securitizations	96	94
Premises and equipment, net	3,556	2,748
Interest receivable	1,623	1,029
Goodwill	13,864	13,592
Other	16,997	11,325

Total assets	$296,572	$206,019

Liabilities:
Interest payable	$462	$466
Customer deposits:
Non-interest bearing deposits	20,072	18,281
Interest bearing deposits	193,859	109,945
Total customer deposits	213,931	128,226
Securitized debt obligations	13,608	16,527
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,101	1,464
Senior and subordinated notes	12,079	11,034
Other borrowings	9,086	10,536

Total other debt	22,266	23,034
Other liabilities	9,113	8,100

Total liabilities	259,380	176,353
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 50,000,000 shares; zero shares issued or outstanding as of June 30, 2012 and December 31, 2011	0	0
Common stock, par value $.01 per share; authorized 1,000,000,000 shares; 630,248,839 and 508,594,308 issued as of June 30, 2012 and December 31, 2011, respectively	6	5
Paid-in capital, net	25,217	19,274
Retained earnings	14,905	13,462
Accumulated other comprehensive income	350	169
Less: Treasury stock, at cost; 49,571,662 and 48,647,091 shares as of June 30, 2012 and December 31, 2011, respectively	(3,286)	(3,244)

Total stockholders’ equity	37,192	29,666

Total liabilities and stockholders’ equity	$296,572	$206,019

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2012	2011	2012	2011
Interest income:
Loans held for investment, including past-due fees	$4,255	$3,367	$7,910	$6,784
Investment securities	335	313	633	629
Other	26	19	52	38

Total interest income	4,616	3,699	8,595	7,451

Interest expense:
Deposits	373	307	684	629
Securitized debt obligations	69	113	149	253
Senior and subordinated notes	87	63	175	127
Other borrowings	86	80	172	166

Total interest expense	615	563	1,180	1,175

Net interest income	4,001	3,136	7,415	6,276
Provision for credit losses	1,677	343	2,250	877

Net interest income after provision for credit losses	2,324	2,793	5,165	5,399

Non-interest income:
Service charges and other customer-related fees	539	460	954	985
Interchange fees, net	408	331	736	651
Total other-than-temporary losses	(21)	(27)	(25)	(50)

Portion of other-than-temporary losses recorded in AOCI	8	21	(2)	41
Net other-than-temporary impairment losses recognized in earnings	(13)	(6)	(27)	(9)
Bargain purchase gain	0	0	594	0
Other	120	72	318	172

Total non-interest income	1,054	857	2,575	1,799

Non-interest expense:
Salaries and associate benefits	971	715	1,835	1,456
Marketing	334	329	655	605
Communications and data processing	203	162	375	326
Supplies and equipment	178	124	325	259
Occupancy	145	118	268	237
Merger related	133	0	219	0
Other	1,178	807	1,969	1,534

Total non-interest expense	3,142	2,255	5,646	4,417

Income from continuing operations before income taxes	236	1,395	2,094	2,781
Income tax provision	43	450	396	804

Income from continuing operations, net of tax	193	945	1,698	1,977
Loss from discontinued operations, net of tax	(100)	(34)	(202)	(50)

Net income	93	911	1,496	1,927
Dividends and undistributed earnings allocated to participating securities	(1)	0	(8)	0

Net income available to common stockholders	$92	$911	$1,488	$1,927

Basic earnings per common share:
Income from continuing operations	$0.33	$2.07	$3.11	$4.35
Loss from discontinued operations	(0.17)	(0.07)	(0.37)	(0.11)

Net income per basic common share	$0.16	$2.00	$2.74	$4.24

Diluted earnings per common share:
Income from continuing operations	$0.33	$2.04	$3.09	$4.29
Loss from discontinued operations	(0.17)	(0.07)	(0.37)	(0.11)

Net income per diluted common share	$0.16	$1.97	$2.72	$4.18

Dividends paid per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net income	$93	$911	$1,496	$1,927
Other comprehensive income(loss), net of taxes:
Unrealized gains on securities, net of tax provision of $66 million and $94 million for the three months ended June 30, 2012 and 2011, respectively and $62 million and $67 million for the six months ended June 30, 2012 and 2011, respectively	105	172	99	122
Other-than-temporary impairment not recognized in earnings, net of tax benefit of $2 million for the three months ended June 30, 2011 and net of tax provision of $21 million and tax benefit of $4 million for the six months ended June 30, 2012 and 2011, respectively	0	(3)	34	(7)
Defined benefit plans, net of tax benefit of $2 million for the three months ended June 30, 2012 and $2 million for the six months ended June 30, 2012	(3)	0	(3)	0
Foreign currency translation adjustments	(44)	4	11	63
Unrealized gains on cash flow hedges, net of tax provision of $21 million and $14 million for the three months ended June 30, 2012 and 2011, respectively and $21 million and $10 million for the six months ended June 30, 2012 and 2011, respectively	39	24	40	16
Other comprehensive income	97	197	181	194

Comprehensive income	$190	$1,108	$1,677	$2,121

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2011	508,594,308	$5	$19,274	$13,462	$169	$(3,244)	$29,666
Comprehensive income				1,496	181		1,677
Cash dividends—common stock $0.10 per share				(53)			(53)
Purchases of treasury stock						(42)	(42)
Issuances of common stock and restricted stock, net of forfeitures	66,791,991		3,200				3,200
Exercise of stock options and tax benefits of exercises and restricted stock vesting	834,454		45				45
Compensation expense for restricted stock awards and stock options			61				61
Issuance of common stock related to acquisition	54,028,086	1	2,637				2,638

Balance as of June 30, 2012	630,248,839	$6	$25,217	$14,905	$350	$(3,286)	$37,192

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Operating activities:
Income from continuing operations, net of tax	$1,698	$1,977
Loss from discontinued operations, net of tax	(202)	(50)

Net income	1,496	1,927

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,250	877
Depreciation and amortization, net	692	299
Net gains on sales of securities available for sale	(41)	(11)
Impairment loss on securities available for sale	6	0
Bargain purchase gain	(594)	0
Loans held for sale:
Originations/Transfers in	(1,813)	(209)
(Gains) losses on sales	(29)	23
Proceeds from sales	996	334
Stock plan compensation expense	116	117
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in interest receivable	(424)	43
(Increase) decrease in accounts receivable from securitizations	(2)	12
Decrease in other assets	24	792
Decrease in interest payable	(4)	(19)
Decrease in other liabilities	458	127
Net cash provided by operating activities attributable to discontinued operations	21	49

Net cash provided by operating activities	3,152	4,361

Investing activities:
Increase in restricted cash for securitization investors	421	274
Purchases of securities available for sale	(9,095)	(5,085)
Proceeds from paydowns and maturities of securities available for sale	8,651	4,715
Proceeds from sales of securities available for sale	14,258	2,570
Net decrease in loans held for investment	(638)	(4,474)
Principal recoveries of loans previously charged off	768	826
Additions of premises and equipment	(262)	(159)
Net cash payment for companies acquired, net of cash received	(17,603)	(1,444)

Net cash used in investing activities	(3,500)	(2,777)

Financing activities:
Net increase in deposits	1,279	3,907
Net decrease in securitized debt obligations	(2,919)	(7,055)
Net increase (decrease) in other borrowings	(1,989)	2,983
Maturities of senior notes	(282)	0
Issuance of senior and subordinated notes and junior subordinated debentures	1,250	0
Purchases of treasury stock	(42)	(39)
Dividends paid on common stock	(53)	(46)
Net proceeds from issuances of common stock	3,200	18
Proceeds from share-based payment activities	45	42

Net cash provided by (used in) financing activities	489	(190)

Increase in cash and cash equivalents	141	1,394
Cash and cash equivalents at beginning of the period	5,838	5,249

Cash and cash equivalents at end of the period	$5,979	$6,643

Supplemental cash flow information:
Non-cash items:
Excess of the net fair value of assets acquired over consideration transferred for acquired businesses	$(322)	$3

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

On May 1, 2012, we completed the previously announced acquisition of assets and the assumption of liabilities of the credit card and private label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) of HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology & Services (USA) Inc. (collectively, the “HSBC Sellers”). See “Note 2—Acquisitions” for additional information related to the HSBC U.S. Card acquisition.

Our principal operations are organized into three primary business segments, which are defined based on the products and services provided, or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type (See “Note 14—Business Segments” for additional information).

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2011 Form 10-K under “Notes to Consolidated Statements—Note 1—Summary of Significant Accounting Policies.” Below we describe accounting standards that we adopted in 2012 and recently issued accounting standards that we have not yet adopted.

Accounting Standards Adopted in 2012

Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that is intended to simplify goodwill impairment testing by providing entities with the option to first assess qualitatively whether it is necessary to perform the two-step quantitative analysis currently required. If an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Otherwise, goodwill is deemed to be not impaired and no further analysis would be necessary. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The amended guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the amended guidance on January 1, 2012. We had $13.9 billion in goodwill as of June 30, 2012, the value of which was not affected by the adoption of this standard.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement principles and expands the existing disclosure requirements for fair value measurements. The amended guidance was effective for public entities during interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We adopted the amended guidance in the first quarter of 2012. The change in fair value measurement principles did not result in any changes to the fair value of our assets or liabilities carried at fair value and thus, had no effect on our financial condition, results of operations or liquidity. The new disclosures required by the amended guidance are included in “Note 13—Fair Value of Financial Instruments.”

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to the guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. We adopted the amended guidance on January 1, 2012, which did not have a material impact on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS

We regularly explore opportunities to enter into strategic partnership agreements or acquire financial services companies, businesses and portfolios to expand our distribution channels, enhance our businesses and grow our customer base. We may structure these transactions with both an initial payment and later contingent payments tied to future financial performance. In some partnership agreements, we may enter into collaborative risk-sharing arrangements that provide for revenue and loss sharing. We provide information on our accounting for acquisitions and partnership agreements in “Note 2—Acquisitions and Restructuring Activities” of our 2011 Form 10-K.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2012 Acquisitions

ING Direct

On June 16, 2011, we entered into a purchase and sale agreement with ING Sellers, under which we would acquire ING Direct. On February 17, 2012, we closed the acquisition of ING Direct, which included (i) the acquisition of all the equity interests of ING Bank, fsb (ii) the acquisition of all equity interests of each of WS Realty LLC and ING Direct Community Development LLC and (iii) the acquisition of certain other assets and the assumption of certain other liabilities of ING Direct Bancorp. Headquartered in Wilmington, Delaware, ING Direct is the largest direct bank in the United States. The ING Direct acquisition strengthens our customer franchise and adds over seven million customers and approximately $84.4 billion in deposits to our Consumer Banking segment.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting for ING Direct Acquisition

The ING Direct acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarizes our allocation of the ING Direct purchase price to the fair value of assets acquired and liabilities assumed.

(Dollars in millions)	Fair Value
Purchase price:
Cash	$6,321
Fair value of Capital One common stock issued (54,028,086 shares)	2,638

Aggregate consideration transferred	$8,959

Allocation of purchase price to net assets acquired:
Assets:
Cash and due from banks	$20,061
Investments	30,237
Loans held for investment	40,042
Loans held for sale	367
Premises and equipment	245
Accrued interest receivable(1)	170
Identifiable intangible assets	358
Other assets(2)	2,854

Total assets	94,334

Liabilities:
Interest payable	31
Interest-bearing deposits	84,410
Other borrowings	6
Other liabilities(3)	334

Total liabilities	84,781

Net assets acquired	9,553

Bargain purchase gain	$594

(1)	Includes $79 million of accrued interest receivable attributable to loans held for investment.
(2)	Other assets include $801 million of deferred tax assets, net of a valuation allowance of $8 million, as of the acquisition date.
(3)	Other liabilities include $181 million of deferred tax liabilities as of the acquisition date.

At acquisition, the fair value of the net assets acquired from ING Direct of $9.6 billion exceeded the purchase price of $9.0 billion, resulting in the recognition of a bargain purchase gain of $594 million, which was reported as a component of non-interest income on our consolidated statement of income for the first quarter of 2012. A substantial portion of the assets acquired from ING Direct were mortgage-related assets, which generally decrease in value as interest rates rise and increase in value as interest rates fall. The bargain purchase gain was driven largely by a substantial decline in long-term interest rates between the period shortly after our announcement of the ING Direct acquisition and its closing, which resulted in an increase in the fair value of the acquired mortgage assets and the overall net fair value of assets acquired. Further, the purchase and sale agreement did not include a mechanism to adjust the purchase price to reflect the increase to the fair value of the net assets acquired.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

HSBC U.S. Card Business Acquisition

On May 1, 2012, Capital One completed the previously announced acquisition of assets and assumption of liabilities of the credit card and private label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) of HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology & Services (USA) Inc. (collectively, the “HSBC Sellers”), pursuant to the Purchase and Assumption Agreement, dated as of August 10, 2011 by and among Capital One and each of the HSBC Sellers (the “HSBC U.S. card acquisition”). We acquired approximately $28.3 billion of outstanding credit card receivables as well as $327 million in other net assets in exchange for consideration of approximately $31.1 billion in cash to the HSBC sellers, net of a $252 million receivable. We financed the acquisition through a combination of existing cash, cash acquired from the ING Direct acquisition, the sale of securities held as available-for-sale, as well as the public debt and equity offerings described below. The HSBC U.S. card acquisition enhances the existing franchise and scale in the Domestic Card business and accelerates our achievement of a leading position in retail credit card partnerships.

In the first quarter of 2012, we closed a public offering of 24,442,706 shares of our common stock which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.25 billion. In addition, we issued $1.25 billion of our senior notes due 2015 in a public offering which also closed in the first quarter for net proceeds of approximately $1.25 billion. Direct costs of approximately $2 million paid to third parties in connection with this debt issuance were capitalized as deferred charges in the balance sheet and are amortized over the term of the debt as a component of interest expense using the effective interest method.

We also incurred transaction costs related to the HSBC U.S. card acquisition totaling $40 million as of June 30, 2012. $3 million was recognized as part of non-interest expense in the 2011 consolidated statement of income. The remaining $37 million is included in our current consolidated statement of income as a component of non-interest expenses. These costs do not include other merger-related expenses such as integration costs.

Accounting for the HSBC U.S. Card Acquisition

The HSBC U.S. card acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarizes the initial accounting for the HSBC U.S. card acquisition which is based on provisional estimates given the limited time between the acquisition date and the issuance of these financial statements. We will finalize the accounting for intangible assets acquired and other liabilities assumed in the HSBC U.S. card acquisition during the measurement period. Immaterial adjustments to these items as presented below may be necessary and may have an immaterial impact on the amount of goodwill recognized. Based on the initial accounting estimates presented below, the purchase price of assets acquired and liabilities assumed exceeded the fair value of these items and resulted in the recognition of $272 million of goodwill which is assigned to the Credit Card segment. Goodwill results from expertise gained through an enhanced retail partnership business as well as economies of scale obtained through infrastructure enhancements and additions to our current staff. For tax reporting purposes, the HSBC U.S. card acquisition is treated a taxable purchase of assets. As such, the total amount of goodwill recognized is amortizable for tax purposes over 15 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Fair Value
Purchase price:
Cash	$31,343
Receivable due from HSBC	(252)

Total consideration transferred	$31,091

Allocation of purchase price to net assets acquired:
Assets:
Loans receivable(1)	$28,234
Other assets	378
Premises and equipment	502
Intangible assets	2,213

Total assets	31,327

Liabilities:
Other liabilities	508

Total liabilities	508

Net assets acquired	30,819

Goodwill	$272

(1)	Loans receivable includes the fair value of unpaid principal balances of loans, the associated accrued interest and balances in certain loan settlement accounts.

ING Direct and HSBC U.S. Card Results

Our results for the second quarter and first six months of 2012 include the operations of ING Direct from the acquisition date of February 17, 2012, through June 30, 2012 and the operations of the acquired HSBC U.S. card business from the acquisition date of May 1, 2012 through June 30, 2012.

The tables below present the estimated impact of the ING Direct acquisition and the HSBC U.S. card acquisition on our revenue and income from continuing operations, net of tax for the second quarter and first six months of 2012. The table also includes condensed pro forma information on our combined results of operations as they may have appeared assuming the ING Direct acquisition and HSBC U.S. card acquisitions had been completed on January 1, 2011. These amounts do not include certain corporate expenses, transaction costs, or merger-related expenses that resulted from the two acquisitions and are therefore not representative of the actual results of the operations of these businesses on a stand-alone basis. As we continue to integrate these businesses into our existing operations over the remainder of the year, it may become impracticable to separately identify and to estimate these operating results.

Because the HSBC U.S. card acquisition did not involve the acquisition of an entire legal entity, we were not able to develop a complete income statement for the current reporting period. To determine the amounts provided below, we relied on historical HSBC management reports. Corporate expenses, such as salary expenses, fixed asset depreciation, and intangible asset amortization were estimated and allocated based on the total amount of these expenses as of December 31, 2011. Also included in the combined pro forma results are adjustments to reflect the impact of amortizing certain purchase accounting adjustments, such as the amortization of intangible assets and the accretion of interest income on certain acquired loans. Because the bargain purchase gain recognized in the ING Direct acquisition is a nonrecurring item, it is excluded from the pro forma results to present the information on a more comparative basis.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual combined financial results had the closing of the ING Direct acquisition or the HSBC U.S. card acquisition been completed on January 1, 2011 nor does it reflect the benefits obtained through the integration of business operations realized since acquisition. Furthermore, the information is not indicative of the results of operations in future periods. The pro forma condensed combined financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

	ING Direct Impact	HSBC Impact	Combined Pro Forma Results
	Three Months Ended	From May 1, 2012 through	Three Months Ended June 30,
(Dollars in millions)	June 30, 2012	June 30, 2012	2012	2011
Revenue(1)	$512	$733	$6,093	$6,095
Income from continuing operations, net of tax	126	(545)	176	1,145

	ING Direct Impact	HSBC Impact	Combined Pro Forma Results
	From February 17, 2012 through	From May 1, 2012 through	Six Months Ended June 30,
(Dollars in millions)	June 30, 2012	June 30, 2012	2012	2011
Revenue(1)	$749	$733	$12,418	$12,970
Income from continuing operations, net of tax	163	(545)	1,695	2,521

(1)

The amounts reported consist of gross interest income and gross non-interest income. Net revenue for ING Direct was $348 million for the three months ended June 30, 2012 and $503 from acquisition on February 17, 2012 through June 30, 2012. Net revenue for HSBC from acquisition on May 1, 2012 through June 30, 2012 was $663 million. Net revenue includes interest income, non-interest income and interest expense.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of our wholesale mortgage banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations for the three and six months ended June 30, 2012 and 2011. We have no significant continuing involvement in these operations.

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net interest expense	$0	$0	$0	$0
Non-interest expense	(160)	(53)	(321)	(78)

Loss from discontinued operations before taxes	(160)	(53)	(321)	(78)
Income tax benefit	(60)	(19)	(119)	(28)

Loss from discontinued operations, net of taxes	$(100)	$(34)	$(202)	$(50)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The loss from discontinued operations includes an expense of $154 million ($97 million net of tax) and $307 million ($194 million net of tax) for the three and six months ended June 30, 2012, respectively, and an expense of $33 million ($22 million net of tax) and $72 million ($51 million net of tax) for the three and six months ended June 30, 2011, respectively, attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale banking unit. The increase in the provision for mortgage loan repurchase losses was largely driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future repurchase claims.

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets, which consisted primarily of income tax receivables, of $310 million and $304 million as of June 30, 2012 and December 31, 2011, respectively. Liabilities totaled $706 million and $680 million as of June 30, 2012 and December 31, 2011, respectively, consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

NOTE 4—INVESTMENT SECURITIES

Our investment securities portfolio, which had a fair value of $55.3 billion and $38.8 billion, as of June 30, 2012 and December 31, 2011, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans, commercial paper, and home equity lines of credit; municipal securities; foreign government/agency bonds; covered bonds; and Community Reinvestment Act (“CRA”) equity securities. Our investment securities increased by $16.5 billion, or 43%, in the first six months of 2012 which was primarily attributable to the acquisition of ING Direct which included investment securities of $30.2 billion at acquisition offset by a sale of approximately $14.3 billion investment securities. Our investment securities portfolio continues to be concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Our investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. Government, based on fair value, represented 68% of our total investment securities portfolio as of June 30, 2012, compared with 69% as of December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Amortized Cost and Fair Value

All of our investment securities were classified as available-for-sale as of June 30, 2012 and December 31, 2011, and are reported in our consolidated balance sheet at fair value. The following tables present the amortized cost, fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of June 30, 2012 and December 31, 2011. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

	June 30, 2012
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$1,559	$3	$0	$0	$0	$1,562
U.S. Agency debt obligations(3)	381	8	0	(1)	(1)	388
Residential mortgage-backed securities(“RMBS”):
Agency(4)	30,013	629	0	(26)	(26)	30,616
Non-agency	3,800	41	(116)	(54)	(170)	3,671

Total RMBS	33,813	670	(116)	(80)	(196)	34,287

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	4,740	71	0	0	0	4,811
Non-agency	1,264	35	0	(1)	(1)	1,298

Total CMBS	6,004	106	0	(1)	(1)	6,109

Asset-backed securities (“ABS”)(5)	11,646	56	0	(13)	(13)	11,689
Other(6)	1,219	37	0	(2)	(2)	1,254

Total securities available for sale	$54,622	$880	$(116)	$(97)	$(213)	$55,289

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$115	$9	$0	$0	$0	$124
U.S. Agency debt obligations(3)	131	7	0	0	0	138
Residential mortgage-backed securities(“RMBS”):
Agency(4)	24,980	539	0	(31)	(31)	25,488
Non-agency	1,340	1	(170)	(9)	(179)	1,162

Total RMBS	26,320	540	(170)	(40)	(210)	26,650

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	697	14	0	0	0	711
Non-agency	459	17	0	0	0	476

Total CMBS	1,156	31	0	0	0	1,187

Asset-backed securities (“ABS”)(5)	10,119	45	0	(14)	(14)	10,150
Other(6)	462	51	0	(3)	(3)	510

Total securities available for sale	$38,303	$683	$(170)	$(57)	$(227)	$38,759

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Consists of debt securities issued by Fannie Mae and Freddie Mac, which had an amortized cost of $130 million as of June 30, 2012 and December 31, 2011, respectively, and fair value of $135 million and $137 million, as of both June 30, 2012 and December 31, 2011. The remaining balance consists of debt that is guaranteed by the U.S. Government.

(4)

Consists of MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $15.1 billion, $10.3 billion and $9.4 billion and $12.3 billion, $8.9 billion and $4.5 billion, as of June 30, 2012 and December 31, 2011, respectively, and fair value of $15.4 billion, $10.5 billion and $9.5 billion and $12.6 billion, $9.1 billion and $4.5 billion, as of June 30, 2012 and December 31, 2011, respectively. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments individually exceeded 10% of our stockholders’ equity as of June 30, 2012 and December 31, 2011.

(5)

Consists of securities collateralized by credit card loans, auto dealer floor plan inventory loans and leases, auto loans, student loans, equipment loans, and other. The distribution among these asset types was approximately 73% credit card loans, 13% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 2% equipment loans, 2% commercial paper, and 3% other as of June 30, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 85% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2012, compared with 86% as of December 31, 2011.

(6)	Consists of foreign government/agency bonds, covered bonds, municipal securities and equity investments, primarily related to CRA activities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
US Treasury Debt Obligations	$69	$(1)	$0	$0	$69	$(1)
RMBS:
Agency(1)	3,545	(25)	377	(1)	3,922	(26)
Non-agency	1,243	(64)	1,001	(106)	2,244	(170)

Total RMBS	4,788	(89)	1,378	(107)	6,166	(196)

CMBS:
Agency(1)	14	0	0	0	14	0
Non-agency	224	(1)	0	0	224	(1)

Total CMBS	238	(1)	0	0	238	(1)

Total ABS	1,387	(2)	237	(11)	1,624	(13)
Other	335	(1)	32	(1)	367	(2)

Total securities available-for-sale in a gross unrealized loss position	$6,817	$(94)	$1,647	$(119)	$8,464	$(213)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
RMBS:
Agency(1)	$4,731	$(30)	$334	$(1)	$5,065	$(31)
Non-agency	151	(17)	986	(162)	1,137	(179)

Total RMBS	4,882	(47)	1,320	(163)	6,202	(210)

CMBS:
Agency(1)	100	0	0	0	100	0
Non-agency	67	0	0	0	67	0

Total CMBS	167	0	0	0	167	0
Total ABS	2,084	(11)	81	(3)	2,165	(14)
Other	198	0	85	(3)	283	(3)

Total securities available-for-sale in a gross unrealized loss position	$7,331	$(58)	$1,486	$(169)	$8,817	$(227)

(1)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The gross unrealized losses on our available-for-sale securities of $213 million as of June 30, 2012 relate to 776 individual securities. Our investments in non-agency MBS and non-agency asset-backed securities accounted for $184 million, or 87%, of total gross unrealized losses as of June 30, 2012. Of the $213 million gross unrealized losses as of June 30, 2012, $119 million related to securities that had been in a loss position for more than 12 months. We conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2012:

	June 30, 2012
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$5,639	$5,653
Due after 1 year through 5 years	8,363	8,397
Due after 5 years through 10 years	3,114	3,205
Due after 10 years(1)	37,506	38,034

Total	$54,622	$55,289

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of June 30, 2012. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	June 30, 2012
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$706	0.21%	$856	0.50%	$0	0%	$0	0%	$1,562	0.37%
U.S. Agency debt obligations(2)	30	4.43	132	4.38	211	2.06	15	3.48	388	3.07
RMBS:
Agency(3)	1,511	3.86	22,733	2.88	6,219	2.70	153	3.35	30,616	2.90
Non-agency	188	6.45	1,659	8.15	1,725	7.52	99	7.68	3,671	7.76

Total RMBS	1,699	4.15	24,392	3.26	7,944	3.80	252	5.21	34,287	3.44
CMBS:
Agency(3)	131	2.50	3,330	1.74	1,350	2.46	0	0	4,811	1.96
Non-agency	354	3.50	362	4.01	582	3.63	0	0	1,298	3.70

Total CMBS	485	3.23	3,692	1.96	1,932	2.81	0	0	6,109	2.32

Total ABS	4,856	1.94	6,381	1.14	363	3.63	89	6.79	11,689	1.59
Other(4)	404	1.25	709	1.21	1	6.89	140	0.04	1,254	1.12

Total securities available for sale	$8,180	2.30%	$36,162	2.65%	$10,451	3.58%	$496	4.25%	$55,289	2.78%

Amortized cost of securities available-for-sale	$8,165		$35,679		$10,317		$461		$54,622

(1)	Average yields are calculated based on the amortized cost of each security.
(2)	Consists of debt securities issued by Fannie Mae, Freddie Mac and other investments which are guaranteed by the U.S. Government.
(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We assess, measure, and recognize OTTI in accordance with the accounting guidance for recognition and presentation of OTTI. Under this guidance, if we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security, or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the effective yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Total OTTI losses	$21	$27	$25	$50
Portion of other-than-temporary losses recorded in AOCI	(8)	(21)	2	(41)

Net OTTI losses recognized in earnings	$13	$6	$27	$9

As indicated in the table above, we recorded credit related losses in earnings totaling $13 million and $6 million for the three months ended June 30, 2012 and 2011, respectively and $27 million and $9 million for the six months ended June 30, 2012 and 2011. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $116 million as of both June 30, 2012 and 2011. We estimate the portion of loss attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to all other securities of $97 million and $57 million as of June 30, 2012 and December 31, 2011, respectively, are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents activity for the three and six months ended June 30, 2012 and 2011, related to the credit component of OTTI recognized in earnings on investment debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Credit loss component, beginning of period	$82	$50	$68	$49
Additions:
Initial credit impairment	9	2	10	3
Subsequent credit impairment	4	4	17	6

Total additions	13	6	27	9

Reductions:
Sales of credit-impaired securities	0	0	0	(2)

Total reductions	0	0	0	(2)

Ending balance	$95	$56	$95	$56

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Beginning balance AOCI related to securities available for sale, net of tax(1)	$310	$311	$286	$369
Net unrealized gains (losses), net of tax(2)	126	164	157	109
Net realized losses (gains) reclassified from AOCI into earnings, net of tax(3)	(19)	3	(26)	0

Ending balance AOCI related to securities available for sale, net of tax	$417	$478	$417	$478

(1)

Net of tax provision of $178 million and $171 million for the three months ended June 30, 2012 and 2011, respectively and $157 million and $203 million for the six months ended June 30, 2012 and 2011, respectively.

(2)

Net of tax provision of $69 million and $90 million for the three months ended June 30, 2012 and 2011, respectively and $88 million and $60 million for the six months ended June 30, 2012 and 2011, respectively.

(3)

Net of tax provision of $11 million and $2 million for the three months ended June 30, 2012 and 2011, respectively and net of tax provision of $15 million and $0 million for the six months ended June 30, 2012 and 2011, respectively.

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings for the three and six months ended June 30, 2012 and 2011. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We sold approximately $6.9 billion and $1.7 billion of investment securities for the three months ended June 30, 2012 and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2011, respectively and $14.3 billion and $2.6 billion for the six months ended June 30, 2012 and 2011, respectively. These sales resulted in net gains of $30 million and $8 million for the three months ended June 30, 2012 and 2011, respectively and $41 million and $11 million for the six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Gross realized investment gains	$32	$9	$49	$14
Gross realized investment losses	(2)	(1)	(8)	(3)

Net realized gains	$30	$8	$41	$11

Total proceeds from sales	$6,921	$1,724	$14,258	$2,570

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $7.6 billion and $8.8 billion as of June 30, 2012 and December 31, 2011, respectively.

Securities Acquired

In connection with the acquisition of ING Direct on February 17, 2012, we acquired investment debt securities with a fair value of $30.2 billion. We concluded that a portion of the investment debt securities we acquired from ING Direct had some evidence of credit deterioration for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments. These investment debt securities are considered credit-impaired investment debt securities. The ING Direct investment debt securities we concluded were credit-impaired had contractual outstanding unpaid principal and interest balance at acquisition of $5.6 billion and estimated fair value of $2.9 billion.

In determining the fair value of the credit-impaired investment debt securities at acquisition, we employed a methodology consistent with how we derive the fair value for our existing available-for-sale securities population. That is, we utilized third party pricing services to obtain fair value measures for these securities. The techniques used by these pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves, and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings, and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.

We validated the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources were analyzed and validated.

The difference between contractually required payments due and the cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the security. The excess of cash flows expected to be collected over the estimated fair value of credit-impaired debt securities is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the remaining life of the security using the effective interest method.

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

Initial Fair Value and Accretable Yield of Acquired Credit-Impaired Investment Debt Securities

The table below displays the contractually required principal and interest cash flows expected to be collected and the fair value at acquisition related to the acquired ING Direct credit-impaired investment debt securities we acquired. The table also displays the nonaccretable difference and the accretable yield at acquisition.

At Acquisition on February 17, 2012

(Dollars in millions)	Purchased Credit-Impaired Securities
Contractually outstanding principal and interest at acquisition	$5,646
Less: Nonaccretable difference (expected principal losses of $1.1 billion and foregone interest of $157 million)	(1,260)

Cash flows expected to be collected at acquisition(1)	4,386
Less: Accretable yield	(1,474)

Fair value of securities acquired	$2,912

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired investment debt securities as of June 30, 2012:

June 30, 2012
(Dollars in millions)	Purchased Credit-Impaired Securities
Contractual balance	$5,212

Carrying value	$2,645

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired investment debt securities:

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield prior to February 17, 2012	$0
Additions from new acquisitions	1,474
Accretion recognized in earnings	(12)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications (to)/from nonaccretable difference	0

Accretable yield as of March 31, 212	$1,462
Additions from new acquisitions	4
Accretion recognized in earnings	(22)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications (to)/from nonaccretable difference	132

Accretable yield as of June 30, 2012	$1,576

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. The table below presents the composition of our held-for investment loan portfolio, including restricted loans for securitization investors, as of June 30, 2012 and December 31, 2011. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial and small-ticket commercial real estate loans.

Acquired Loans

Our portfolio of acquired loans consists of loans acquired in the HSBC U.S. card, ING Direct, and Chevy Chase Bank acquisition. These loans were recorded at fair value as of the date of acquisition.

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the HSBC U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected increased to $41.7 billion as of June 30, 2012, from $4.7 billion as of December 31, 2011. The increase was largely due to the ING Direct acquisition.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We decreased the allowance and recorded a benefit through our provision for credit losses of $2 million for the three months ended June 30, 2012 and increased the allowance and recorded a provision for credit losses of $11 million for the six months ended June 30, 2012 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $37 million and $26 million as of June 30, 2012 and December 31, 2011, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

Acquired Loans Accounted for Based on Contractual Cash Flows

Of the loans acquired in the HSBC U.S. card acquisition, there were loans of $26.2 billion designated as held for investment that had existing revolving privileges at acquisition and were therefore excluded from the accounting guidance applied to the acquired loans described in the paragraphs above.

These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. Fair value was determined by discounting all expected cash flows (contractual principal, interest, finance charges and fees of $33.3 billion less those amounts not expected to be collected of $3.0 billion) at a market discount rate.

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to acquired revolving loans, it is necessary to record an allowance through provision expense to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In the second quarter of 2012, we recorded provision expense of $1.2 billion to establish an allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio. The provision expense of $1.2 billion is included in the total provision for credit losses of $1.7 billion recorded in the second quarter of 2012 as indicated in “Note 6—“Allowance for Loan and Lease Losses.”

Excluded from the amounts above are acquired HSBC U.S. card revolving loans with a fair value of $471 million that we designated as held for sale at acquisition. We expect to close the sale of these receivables early in the third quarter.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	June 30, 2012	December 31, 2011
Credit card business:
Domestic credit card loans	$79,530	$54,682
International credit card loans	8,116	8,466

Total credit card loans	87,646	63,148

Domestic installment loans	1,268	1,927

Total installment loans	1,268	1,927

Total credit card	88,914	65,075

Consumer Banking business:
Auto	25,251	21,779
Home loan	48,224	10,433
Other retail	4,140	4,103

Total consumer banking	77,615	36,315

Commercial Banking business:(1)
Commercial and multifamily real estate	16,254	15,736
Commercial and industrial	18,467	17,088

Total commercial lending	34,721	32,824
Small-ticket commercial real estate	1,335	1,503

Total commercial banking	36,056	34,327
Other:
Other loans	164	175

Total loans	$202,749	$135,892

(1)	Includes construction loans and land development loans totaling $2.3 billion and $2.2 billion as of June 30, 2012 and December 31, 2011, respectively.

The significant increase in loans held for investment from was attributable to the addition of $40.4 billion of loans from the ING Direct acquisition and $27.8 billion of unpaid principal balance and accrued interest receivable of loans classified as held for investment from the HSBC U.S. card acquisition, which was partially offset by the continued expected run-off of loans in businesses we exited or repositioned, other loan pay downs and charge-offs.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of June 30, 2012 and December 31, 2011.

Loans 90 days or more past due totaled approximately $1.8 billion and $2.0 billion as of June 30, 2012 and December 31, 2011, respectively. Loans classified as nonperforming totaled $1.0 billion and $1.1 billion as of June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	≥ 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit card:
Domestic credit card	$78,017	$835	$536	$881	$2,252	$529	$80,798	$881	$0
International credit card	7,724	132	85	175	392	0	8,116	175	0

Total credit card	85,741	967	621	1,056	2,644	529	88,914	1,056	0

Consumer Banking:
Auto	23,820	942	370	89	1,401	30	25,251	0	89
Home loan	7,154	69	32	327	428	40,642	48,224	0	439
Retail banking	4,012	27	8	52	87	41	4,140	2	86

Total consumer banking	34,986	1,038	410	468	1,916	40,713	77,615	2	614

Commercial Banking:
Commercial and multifamily real estate	15,877	24	14	149	187	190	16,254	14	200
Commercial and industrial	18,146	20	3	57	80	241	18,467	2	140

Total commercial lending	34,023	44	17	206	267	431	34,721	16	340

Small-ticket commercial real estate	1,284	41	5	5	51	0	1,335	0	16

Total commercial banking	35,307	85	22	211	318	431	36,056	16	356

Other:
Other loans	113	12	7	32	51	0	164	0	40

Total	$156,147	$2,102	$1,060	$1,767	$4,929	$41,673	$202,749	$1,074	$1,010

% of Total loans	77.0%	1.0%	0.5%	0.9%	2.4%	20.6%	100.0%	0.5%	0.5%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	≥ 90 Days and Accruing(2)	Nonperfoming Loans(2)
Credit card:
Domestic credit card	$54,536	$627	$445	$1,001	$2,073	$0	$56,609	$1,001	$0
International credit card	8,028	145	98	195	438	0	8,466	195	0

Total credit card	62,564	772	543	1,196	2,511	0	65,075	1,196	0

Consumer Banking:
Auto	20,128	1,075	423	106	1,604	47	21,779	0	106
Home loan	5,843	89	43	346	478	4,112	10,433	1	456
Retail banking	3,964	24	17	53	94	45	4,103	4	90

Total consumer banking	29,935	1,188	483	505	2,176	4,204	36,315	5	652

Commercial Banking:
Commercial and multifamily real estate	15,231	172	23	147	342	163	15,736	34	207
Commercial and industrial	16,618	63	16	73	152	318	17,088	7	125

Total commercial lending	31,849	235	39	220	494	481	32,824	41	332

Small-ticket commercial real estate	1,362	98	19	24	141	0	1,503	0	40

Total commercial banking	33,211	333	58	244	635	481	34,327	41	372

Other:
Other loans	129	13	8	25	46	0	175	0	35

Total	$125,839	$2,306	$1,092	$1,970	$5,368	$4,685	$135,892	$1,242	$1,059

% of Total loans	92.6%	1.7%	0.8%	1.5%	4.0%	3.4%	100.00%	0.9%	0.8%

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

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of June 30, 2012 and December 31, 2011. We also present comparative net-charge offs for the second quarter and first six months of 2012 and 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	June 30, 2012						December 31, 2011
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$8,982	10.1%	$58	0.1%	$9,040	10.2%	$6,410	9.9%
Texas	5,713	6.4	43	0.1	5,756	6.5	3,862	5.9
New York	5,642	6.4	40	0.1	5,682	6.5	3,737	5.7
Florida	4,645	5.2	31	0.0	4,676	5.2	3,382	5.2
Illinois	3,950	4.4	27	0.0	3,977	4.4	2,664	4.1
Pennsylvania	3,704	4.2	25	0.0	3,729	4.2	2,575	4.0
Ohio	3,242	3.7	22	0.0	3,264	3.7	2,284	3.5
New Jersey	2,941	3.3	18	0.0	2,959	3.3	2,162	3.3
Michigan	2,830	3.2	21	0.0	2,851	3.2	1,834	2.8
Other	38,620	43.4	244	0.3	38,864	43.7	27,699	42.6

Total domestic credit card and installment loans	80,269	90.3	529	0.6	80,798	90.9	56,609	87.0

International credit card:
United Kingdom	3,585	4.0	0	0.0	3,585	4.0	3,828	5.9
Canada	4,531	5.1	0	0.0	4,531	5.1	4,638	7.1

Total international credit card	8,116	9.1	0	0.0	8,116	9.1	8,466	13.0

Total Credit Card	$88,385	99.4%	$529	0.6%	$88,914	100.0%	$65,075	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,235	2.51%	$409	0.46%	$2,644	2.97%	$2,511	3.86%
90+ day delinquencies(2)	693	0.78	363	0.41	1,056	1.19	1,196	1.84

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$510	2.86%	$638	4.74%	$1,041	3.32%	$1,442	5.45%
International credit card	112	5.49	155	7.02	227	5.51	280	6.39

Total(3)	$622	3.13%	$793	5.06%	$1,268	3.57%	$1,722	5.59%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
(3)	Calculated by dividing net charge-offs by average credit card loans held for investment during the three and six months ended June 30, 2012 and 2011.

The 30+ day delinquency rate for our entire credit card loan portfolio, decreased to 2.97% as of June 30, 2012, from 3.86% as of December 31, 2011, reflecting strong underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including acquired loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding acquired loans, as of June 30, 2012 and December 31, 2011, and net-charge offs for the three and six months ended June 30, 2012 and 2011.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	June 30, 2012
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,211	5.4%	$0	0.0%	$4,211	5.4%
California	2,377	3.1	0	0.0	2,377	3.1
Louisiana	1,471	1.9	0	0.0	1,471	1.9
Florida	1,467	1.9	0	0.0	1,467	1.9
Georgia	1,301	1.7	0	0.0	1,301	1.7
Illinois	1,070	1.4	0	0.0	1,070	1.4
New York	1,013	1.3	0	0.0	1,013	1.3
Other	12,311	15.8	30	0.1	12,341	15.9

Total auto	$25,221	32.5%	$30	0.1%	$25,251	32.6%

Home loan:
California	$1,126	1.5%	$10,086	13.0%	$11,212	14.5%
New York	1,760	2.3	1,792	2.3	3,552	4.6
Illinois	92	0.1	3,291	4.2	3,383	4.3
Maryland	376	0.5	2,064	2.7	2,440	3.2
New Jersey	405	0.5	1,887	2.4	2,292	2.9
Virginia	304	0.4	1,930	2.5	2,234	2.9
Florida	179	0.2	2,041	2.6	2,220	2.8
Other	3,340	4.3	17,551	22.6	20,891	26.9

Total home loan	$7,582	9.8%	$40,642	52.3%	$48,224	62.1%

Retail banking:
Louisiana	$1,583	2.0%	$0	0.0%	$1,583	2.0%
Texas	903	1.2	0	0.0	903	1.2
New York	882	1.1	0	0.0	882	1.1
New Jersey	326	0.4	0	0.0	326	0.4
Maryland	124	0.1	22	0.1	146	0.2
Virginia	84	0.1	12	0.0	96	0.1
District of Columbia	27	0.1	5	0.0	32	0.1
Other	170	0.2	2	0.0	172	0.2

Total retail banking	$4,099	5.2%	$41	0.1%	$4,140	5.3%

Total consumer banking	$36,902	47.5%	$40,713	52.5%	$77,615	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	June 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,401	5.55%	$428	0.89%	$87	2.10%	$1,916	2.47%
90+ day delinquencies	89	0.35%	327	0.68%	52	1.26%	468	0.60
Nonperforming loans	89	0.35%	439	0.91%	86	2.09%	614	0.79

	December 31, 2011
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,901	10.7%	$0	0.0%	$3,901	10.7%
California	1,837	5.1	0	0.0	1,837	5.1
Louisiana	1,389	3.8	0	0.0	1,389	3.8
Florida	1,196	3.3	0	0.0	1,196	3.3
Georgia	1,124	3.1	0	0.0	1,124	3.1
Illinois	950	2.6	0	0.0	950	2.6
New York	940	2.6	0	0.0	940	2.6
Other	10,395	28.7	47	0.1	10,442	28.8

Total auto	$21,732	59.9%	$47	0.1%	$21,779	60.0%

Home loan:
New York	$1,770	4.9%	$276	0.8%	$2,046	5.7%
California	768	2.1	1,128	3.1	1,896	5.2
Louisiana	1,528	4.2	2	0.0	1,530	4.2
Maryland	286	0.8	618	1.7	904	2.5
Virginia	206	0.6	588	1.6	794	2.2
New Jersey	344	0.9	235	0.6	579	1.5
Other	1,419	3.9	1,265	3.5	2,684	7.4

Total home loan	$6,321	17.4%	$4,112	11.3%	$10,433	28.7%

Retail banking:
Louisiana	$1,514	4.2%	$0	0.0%	$1,514	4.2%
Texas	930	2.6	0	0.0	930	2.6
New York	896	2.5	0	0.0	896	2.5
New Jersey	295	0.8	0	0.0	295	0.8
District of Columbia	254	0.7	7	0.0	261	0.7
Maryland	49	0.1	23	0.1	72	0.2
Virginia	30	0.1	12	0.0	42	0.1
Other	90	0.2	3	0.0	93	0.2

Total retail banking	$4,058	11.2%	$45	0.1%	$4,103	11.3%

Total consumer banking	$32,111	88.5%	$4,204	11.5%	$36,315	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,604	7.36%	$478	4.58%	$94	2.29%	$2,176	5.99%
90+ day delinquencies	106	0.48	346	3.32	53	1.29	505	1.39
Nonperforming loans	106	0.48	456	4.37	90	2.18	652	1.79

	Three Months Ended June 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$68	1.11%	$12	0.09%	$13	1.27%	$93	0.48%

	Three Months Ended June 30, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$52	1.11%	$17	0.60%	$19	1.73%	$88	1.01%

	Six Months Ended June 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$147	1.25%	$27	0.13%	$27	1.33%	$201	0.60%

	Six Months Ended June 30, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$141	1.53%	$38	0.65%	$42	2.00%	$221	1.29%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing net charge-offs by average loans held for investment for the three and six months ended June 30, 2012 and 2011.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise in unemployment. These loan concentrations include loans originated during 2008, 2007 and 2006 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loan portfolio as of June 30, 2012 and December 31, 2011, based on selected key risk characteristics.

Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	June 30, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,844	8.0%	$5,251	10.9%	$9,095	18.9%
2006	683	1.4	3,079	6.4	3,762	7.8
2007	493	1.0	6,674	13.8	7,167	14.8
2008	290	0.6	5,764	12.0	6,054	12.6
2009	192	0.4	3,974	8.2	4,166	8.6
2010	218	0.5	7,019	14.6	7,237	15.1
2011	355	0.7	7,814	16.2	8,169	16.9
2012	1,507	3.1	1,067	2.2	2,574	5.3

Total	$7,582	15.7%	$40,642	84.3%	$48,224	100.0%

Geographic concentration:(2)
California	$1,126	2.3%	$10,086	20.9%	$11,212	23.2%
New York	1,760	3.7	1,792	3.7	3,552	7.4
Illinois	92	0.2	3,291	6.8	3,383	7.0
Maryland	376	0.8	2,064	4.3	2,440	5.1
New Jersey	405	0.8	1,887	3.9	2,292	4.7
Virginia	304	0.6	1,930	4.0	2,234	4.6
Florida	179	0.4	2,041	4.2	2,220	4.6
Arizona	90	0.2	2,043	4.3	2,133	4.5
Washington	110	0.2	1,991	4.1	2,101	4.3
Colorado	121	0.3	1,795	3.8	1,916	4.1
Other	3,019	6.2	11,722	24.3	14,741	30.5

Total	$7,582	15.7%	$40,642	84.3%	$48,224	100.0%

Lien type:
1st lien	$6,313	13.1%	$40,096	83.2%	$46,409	96.3%
2nd lien	1,269	2.6	546	1.1	1,815	3.7

Total	$7,582	15.7%	$40,642	84.3%	$48,224	100.0%

Interest rate type:
Fixed rate	$2,568	5.3%	$4,486	9.3%	$7,054	14.6%
Adjustable rate	5,014	10.4	36,156	75.0	41,170	85.4

Total	$7,582	15.7%	$40,642	84.3%	$48,224	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,113	39.4%	$1,675	16.1%	$5,788	55.5%
2006	699	6.7	908	8.7	1,607	15.4
2007	508	4.9	1,114	10.7	1,622	15.6
2008	243	2.3	325	3.1	568	5.4
2009	178	1.7	27	0.3	205	2.0
2010	237	2.3	49	0.4	286	2.7
2011	343	3.3	14	0.1	357	3.4

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Geographic concentration:(2)
New York	$1,770	17.0%	$276	2.6%	$2,046	19.6%
California	768	7.4	1,128	10.8	1,896	18.2
Louisiana	1,528	14.6	2	0.1	1,530	14.7
Maryland	286	2.7	618	5.9	904	8.6
Virginia	206	2.0	588	5.6	794	7.6
New Jersey	344	3.3	235	2.3	579	5.6
Texas	460	4.4	32	0.3	492	4.7
Florida	107	1.0	212	2.0	319	3.0
District of Columbia	69	0.7	158	1.5	227	2.2
Connecticut	87	0.8	76	0.7	163	1.5
Other	696	6.7	787	7.6	1,483	14.3

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Lien type:
1st lien	$5,194	49.8%	$3,547	34.0%	$8,741	83.8%
2nd lien	1,127	10.8	565	5.4	1,692	16.2

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Interest rate type:
Fixed rate	$2,627	25.2%	$119	1.1%	$2,746	26.3%
Adjustable rate	3,694	35.4	3,993	38.3	7,687	73.7

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the top ten states in which we have the highest concentration of home loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of June 30, 2012 and December 31, 2011.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	June 30, 2012
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$12,828	78.9%	$5,103	27.7%	$807	60.4%	$18,738	52.0%
Mid-Atlantic	1,061	6.5	1,037	5.6	50	3.8	2,148	6.0
South	1,719	10.6	8,296	44.9	84	6.3	10,099	28.0
Other	456	2.8	3,790	20.5	394	29.5	4,640	12.8

Loans	16,064	98.8	18,226	98.7	1,335	100.0	35,625	98.8
Acquired loans	190	1.2	241	1.3	0	0.0	431	1.2

Total	$16,254	100.0%	$18,467	100.0%	$1,335	100.0%	$36,056	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$14,896	91.6%	$17,568	95.1%	$1,281	96.0%	$33,745	93.6%
Criticized performing	968	6.0	518	2.8	38	2.8	1,524	4.2
Criticized nonperforming	200	1.2	140	0.8	16	1.2	356	1.0

Loans	16,064	98.8	18,226	98.7	1,335	100.0	35,625	98.8

Acquired loans:
Noncriticized	$126	0.8%	$222	1.2%	$0	0.0%	$348	1.0%
Criticized performing	64	0.4	19	0.1	0	0.0	83	0.2

Total acquired loans	190	1.2	241	1.3	0	0.0	431	1.2

Total	$16,254	100.0%	$18,467	100.0%	$1,335	100.0%	$36,056	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$11,470	72.9%	$4,987	29.1%	$790	52.6%	$17,247	50.2%
Mid-Atlantic	1,305	8.3	763	4.5	56	3.7	2,124	6.2
South	1,743	11.1	8,324	48.7	93	6.2	10,160	29.6
Other	1,055	6.7	2,696	15.8	564	37.5	4,315	12.6

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6
Acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$14,256	90.6%	$16,002	93.6%	$1,359	90.4%	$31,617	92.1%
Criticized performing	1,110	7.1	642	3.8	105	7.0	1,857	5.4
Criticized nonperforming	207	1.3	126	0.7	39	2.6	372	1.1

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6

Acquired loans:
Noncriticized	$127	0.8%	$303	1.8%	$0	0.0%	$430	1.3%
Criticized performing	36	0.2	15	0.1	0	0.0	51	0.1

Total acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

(1)	Amounts based on total loans as of June 30, 2012 and December 31, 2011.
(2)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information about our individually impaired loans, excluding acquired loans, which are reported separately and discussed below:

	June 30, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$668	$0	$668	$210	$458	$652	$680	$34
International credit card and installment loans	191	0	191	120	71	181	192	6

Total credit card and installment loans(1)	859	0	859	330	529	833	872	40

Consumer banking:
Auto	75	0	75	10	65	75	68	6
Home loan	106	0	106	17	89	117	104	1
Retail banking	58	29	87	8	79	91	87	1

Total consumer banking	239	29	268	35	233	283	259	8

Commercial banking:
Commercial and multifamily real estate	170	188	358	35	323	405	358	2
Commercial and industrial	138	105	243	29	214	275	206	1

Total commercial lending	308	293	601	64	537	680	564	3

Small-ticket commercial real estate	6	15	21	1	20	29	20	0

Total commercial banking	314	308	622	65	557	709	584	3

Total	$1,412	$337	$1,749	$430	$1,319	$1,825	$1,715	$51

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$708	$0	$708	$244	$464	$691	$736	$73
International credit card and installment loans	190	0	190	109	81	179	181	7

Total credit card and installment loans(1)	898	0	898	353	545	870	917	80

Consumer banking:
Auto	58	0	58	8	50	58	25	5
Home loan	104	0	104	10	94	110	79	5
Retail banking	65	26	91	12	79	97	55	1

Total consumer banking	227	26	253	30	223	265	159	11

Commercial banking:
Commercial and multifamily real estate	232	157	389	54	335	459	401	8
Commercial and industrial	123	96	219	19	200	258	166	2

Total commercial lending	355	253	608	73	535	717	567	10

Small-ticket commercial real estate	10	30	40	2	38	62	35	1

Total commercial banking	365	283	648	75	573	779	602	11

Total	$1,490	$309	$1,799	$458	$1,341	$1,914	$1,678	$102

(1)	Credit card and Installment loans include finance charges and fees.

TDR loans accounted for $1.5 billion and $1.6 billion of impaired loans as of June 30, 2012 and December 31, 2011, respectively. Consumer TDR loans classified as performing totaled $1.1 billion, respectively, as of June 30, 2012, and December 31, 2011. Commercial TDR loans classified as performing totaled $281 million, and $305 million, respectively, as of June 30, 2012 and December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

(Dollars in millions)	Total Loans Modified(1)	Three Months Ended June 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$88	100%	11.09%	0%	0	0%	$0
International credit card	51	100	24.12	0	0	0	0

Total credit card	139	100	15.88	0	0	0	0

Consumer banking:
Auto	20	72	1.40	100	10	0	0
Home loan	12	67	2.32	74	108	5	0
Retail banking	7	1	2.99	99	10	0	0

Total consumer banking	39	57	1.73	92	34	2	0

Commercial banking:
Commercial and multifamily real estate	4	100	1.75	100	30	0	0
Commercial and industrial	32	1	1.36	100	9	0	0

Total commercial lending	36	13	1.71	100	12	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	36	13	1.71	100	12	0	0
Other:
Other loans	0	0	0.00	0	0	0	0

Total	$214	78%	13.57%	33%	23	0%	$0

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Total Loans Modified(1)	Six Months Ended June 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$145	100%	10.84%	0%	0	0%	$0
International credit card	115	100	24.08	0	0	0	0

Total credit card	260	100	15.70	0	0	0	0

Consumer banking:
Auto	45	71	1.40	100	10	0	0
Home loan	17	55	2.11	67	113	5	0
Retail banking	14	1	3.00	99	11	0	0

Total consumer banking	76	54	1.57	92	27	1	0

Commercial banking:
Commercial and multifamily real estate	28	16	1.71	100	10	0	0
Commercial and industrial	66	6	6.62	99	12	0	0

Total commercial lending	94	9	4.04	99	11	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	94	9	4.04	99	11	0	0
Other:
Other loans	0	0	0.00	0	0	0	0

Total	$430	72%	13.49%	38%	18	0%	$0

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

	June 30, 2012
	Three Months Ended		Six Months Ended
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	9,541	$19	18,170	$39
International credit card(1)	12,945	44	25,053	87

Total credit card	22,486	63	43,223	126

Consumer banking:
Auto	1,033	9	1,865	17
Home loan	31	3	67	6
Retail banking	26	1	69	7

Total consumer banking	1,090	13	2,001	30

Commercial banking:
Commercial and multifamily real estate	2	6	5	8
Commercial and industrial	3	2	8	15

Total commercial lending	5	8	13	23
Small-ticket commercial real estate	0	0	3	2

Total commercial banking	5	8	16	25

Total	23,581	$84	45,240	$181

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

Initial Fair Value and Accretable Yield of Acquired Loans

At acquisition of ING Direct and HSBC’s U.S. credit card business, we estimated the cash flows we expected to collect on these loans. Under the accounting guidance for loans acquired in a transfer, including a business combination, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The table below displays the contractually required principal and interest, cash flows expected to be collected and fair value at acquisition related to the HSBC U.S. credit card business we acquired that are accounted for based on expected cash flows. The table also displays the nonaccretable difference and the accretable yield at acquisition.

At Acquisition on May 1, 2012
Impaired Loans
(Dollars in millions)
Contractually required principal and interest at acquisition	$1,537
Less: Nonaccretable difference	(741)

Cash flows expected to be collected at acquisition(1)	796
Less: Accretable yield	(145)

Fair value of loans acquired(2) (3)	$651

(1)	Represents undiscounted expected cash flows of principal interest, finance charges, and fees at acquisition.
(2)

The majority of the loans acquired in connection with the HSBC U.S. card acquisition retained revolving privileges. As such, the accounting for these loans is based on the contractual cash flows of the loans rather than the expected cash flows. These loans, which had an estimated fair value at acquisition of $26.9 billion, are not included in the above table.

(3)

A portion of the loans acquired in connection with the HSBC U.S. card acquisition was classified as held for sale. These loans, which had an estimated fair value of $471 million at acquisition, are not included in the table above.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of the HSBC U.S. credit card business, ING Direct and Chevy Chase Bank acquired loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$44,310	$7,409	$36,901	$5,751	$4,565	$1,186

Carrying value(1)	$41,733	$4,778	$36,955	$4,658	$3,576	$1,082

(1)	Includes $38 million and $27 million of cumulative impairment recognized as of June 30, 2012 and December 31, 2011, respectively.

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses. We decreased the allowance related to these pools of loans by $2 million and increased the allowance related to these pools of loans by $11 million for the three and six months ended June 30, 2012, respectively. We recorded a benefit through our provision for credit losses of $2 million and recorded an impairment of $0 million for the three months ended June 30, 2012 and 2011, respectively and recorded an impairment of $11 million and $8 million for the six months ended June 30, 2012 and 2011, respectively, related to acquired loans. The cumulative impairment recognized on acquired loans totaled $37 million as of June 30, 2012 and $26 million as of December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents changes in the accretable yield related to the acquired HSBC U.S. card business, ING Direct and Chevy Chase Bank loans:

(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2010	$2,012	$1,754	$258
Accretion recognized in earnings	(431)	(365)	(66)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows(1)	237	232	5
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	(66)	(55)	(11)

Accretable yield as of December 31, 2011	1,752	1,566	186
Acquired loans accretable yield	6,777	227	6,550
Accretion recognized in earnings	(632)	(178)	(454)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows(1)	110	101	9
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	3	(1)	4

Accretable yield as of June 30, 2012	$8,010	$1,715	$6,295

(1)	Represents increases in accretable yields for those pools with increases primarily the result of improved credit performance.
(2)	Represents changes in accretable yields for those pools with reductions driven primarily by changes in prepayment levels.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $305.3 billion and $206.0 billion as of June 30, 2012 and December 31, 2011, respectively. While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

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

Therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $16.9 billion and $14.8 billion as of June 30, 2012 and December 31, 2011, respectively.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities, on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $51 million and $66 million as of June 30, 2012 and December 31, 2011, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance for Credit Losses
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)
Balance as of March 31, 2012	$2,671	$459	$102	$157	$718	$636	$35	$4,060	$60	$4,120
Provision for credit losses	1,711	56	(3)	(9)	44	(84)	15	1,686	(9)	1,677
Charge-offs	(908)	(122)	(19)	(20)	(161)	(24)	(7)	(1,100)	0	(1,100)
Recoveries	286	54	7	7	68	7	1	362	0	362

Net charge-offs	(622)	(68)	(12)	(13)	(93)	(17)	(6)	(738)	0	(738)
Other changes	(10)	0	0	0	0	0	0	(10)	0	(10)

Balance as of June 30, 2012	$3,750	$447	$87	$135	$669	$535	$44	$4,998	$51	$5,049

	Six Months Ended June 30, 2012
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance for Credit Losses
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)
Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses	2,170	203	16	(1)	218	(147)	24	2,265	(15)	2,250
Charge-offs	(1,863)	(262)	(43)	(40)	(345)	(60)	(18)	(2,286)	0	(2,286)
Recoveries	595	115	16	13	144	27	2	768	0	768

Net charge-offs	(1,268)	(147)	(27)	(27)	(201)	(33)	(16)	(1,518)	0	(1,518)
Other changes	1	0	0	0	0	0	0	1	0	1

Balance as of June 30, 2012	$3,750	$447	$87	$135	$669	$535	$44	$4,998	$51	$5,049

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30, 2011
		Consumer				Commercial	Other(1)	Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance For Credit Loans
(Dollars in millions)	Credit Card	Auto	Home Loans	Retail Banking	Total Consumer
Balance as of March 31, 2011	$3,576	$318	$118	$204	$640	$785	$66	$5,067	$71	$5,138
Provision for credit losses	309	56	(12)	1	45	(15)	11	350	(7)	343
Charge-offs	(1,110)	(102)	(22)	(25)	(149)	(50)	(13)	(1,322)	0	(1,322)
Recoveries	317	50	5	6	61	12	1	391	0	391

Net charge-offs	(793)	(52)	(17)	(19)	(88)	(38)	(12)	(931)	0	(931)
Other changes	1	0	1	0	1	0	0	2	0	2

Balance as of June 30, 2011	$3,093	$322	$90	$186	$598	$732	$65	$4,488	$64	$4,552

	Six Months Ended June 30, 2011
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance For Credit Loans
(Dollars in millions)	Credit Card	Auto	Home Loans	Retail Banking	Total Consumer	Commercial	Other(1)
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$830	$82	$5,628	$107	$5,735
Provision for credit losses	759	110	16	18	144	0	17	920	(43)	877
Charge-offs	(2,395)	(243)	(54)	(55)	(352)	(118)	(37)	(2,902)	0	(2,902)
Recoveries	673	102	16	13	131	20	2	826	0	826

Net charge-offs	(1,722)	(141)	(38)	(42)	(221)	(98)	(35)	(2,076)	0	(2,076)
Other changes	15	0	0	0	0	0	1	16	0	16

Balance as of June 30, 2011	$3,093	$322	$90	$186	$598	$732	$65	$4,488	$64	$4,552

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$3,420	$437	$36	$126	$599	$468	$44	$4,531
Asset-specific(2)	330	10	17	8	35	65	0	430
Acquired loans	0	0	34	1	35	2	0	37

Total allowance for loan and lease losses	$3,750	$447	$87	$135	$669	$535	$44	$4,998

Held-for-investment loans by impairment methodology:
Formula-based(1)	$87,526	$25,146	$7,476	$4,012	$36,634	$35,003	$164	$159,327
Asset-specific(2)	859	75	106	87	268	622	0	1,749
Acquired loans	529	30	40,642	41	40,713	431	0	41,673

Total held-for-investment loans	$88,914	$25,251	$48,224	$4,140	$77,615	$36,056	$164	$202,749

Allowance as a percentage of period-end held-for-investment loans	4.22%	1.77%	0.18%	3.26%	0.86%	1.48%	26.83%	2.47%

	December 31, 2011
(Dollars in millions)	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$2,494	$383	$65	$150	$598	$638	$36	$3,766
Asset-specific(2)	353	8	10	12	30	75	0	458
Acquired loans	0	0	23	1	24	2	0	26

Total allowance for loan and lease losses	$2,847	$391	$98	$163	$652	$715	$36	$4,250

Held-for-investment loans by impairment methodology:
Formula-based(1)	$64,177	$21,674	$6,217	$3,968	$31,859	$33,198	$175	$129,409
Asset-specific(2)	898	58	104	90	252	648	0	1,798
Acquired loans	0	47	4,112	45	4,204	481	0	4,685

Total held-for-investment loans	$65,075	$21,779	$10,433	$4,103	$36,315	$34,327	$175	$135,892

Allowance as a percentage of period-end held-for-investment loans	4.37%	1.80%	0.94%	3.97%	1.80%	2.08%	20.57%	3.13%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of June 30, 2012 and December 31, 2011. We separately present information for consolidated and unconsolidated VIEs.

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

	June 30, 2012
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$44,420	$14,642	$0		$0		$0
Auto loan securitizations(4)	0	0	0		0		0
Home loan securitizations	0	0	158	(1)	24	(2)	256
Other asset securitizations(4)	21	21	0		0		0

Total securitization related VIEs	44,441	14,663	158		24		256

Other VIEs:
Affordable housing entities	0	0	2,209		300		2,209
Entities that provide capital to low-income and rural communities	258	0	6		4		6
Other	1	0	213		86		213

Total Other VIEs	259	0	2,428		390		2,428

Total VIEs	$44,700	$14,663	$2,586		$414		$2,684

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$48,309	$17,443	$0		$0		$0
Auto loan securitizations(4)	95	78	0		0		0
Home loan securitizations	0	0	161	(1)	27	(2)	269
Other asset securitizations(4)	36	36	0		0		0

Total securitization related VIEs	48,440	17,557	161		27		269

Other VIEs:
Affordable housing entities	0	0	2,044		289		2,044
Entities that provide capital to low-income and rural communities	258	0	6		3		6
Other	1	0	139		0		139

Total Other VIEs	259	0	2,189		292		2,189

Total VIEs	$48,699	$17,557	$2,350		$319		$2,458

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

The table below presents the securitization-related VIEs in which we had continuing involvement as of June 30, 2012 and December 31, 2011:

	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
June 30, 2012:
Securities held by third-party investors	$13,595	$0	$13	$2,913		$181		$1,181
Receivables in the trust	44,048	0	21	3,013		181		1,187
Cash balance of spread or reserve accounts	0	0	0	8		0		167
Retained interests	Yes	N/A	Yes	Yes		Yes		Yes
Servicing retained	Yes	N/A	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	N/A	No	No		Yes	(2)	No
December 31, 2011:
Securities held by third-party investors	$16,428	$75	$24	$3,122		$206		$1,247
Receivables in the trust	47,537	77	36	3,228		206		1,254
Cash balance of spread or reserve accounts	17	12	0	8		0		172
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of June 30, 2012 and December 31, 2011, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations” of our 2011 Form 10-K.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.9 billion as of June 30, 2012 and $3.1 billion as of December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. We do not consolidate these trusts because we do not have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts.

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

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $28 million in advances as of June 30, 2012, all of which was expensed as funded. Our unfunded commitment related to these residual interests was $9 million as of June 30, 2012. We have not consolidated these trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $167 million and $172 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the expected residual balances on the funded letters of credit was $51 million as of June 30, 2012 and December 31, 2011, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $21 million and $23 million as of June 30, 2012 and December 31, 2011, respectively. The value of our obligations under these swaps was $13 million and $12 million as of June 30, 2012 and December 31, 2011, respectively and is recorded in other liabilities on our consolidated balance sheet.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.2 billion and $1.3 billion as of June 30, 2012 and December 31, 2011, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

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

The following table provides details of accounts receivable from securitizations as of June 30, 2012 and December 31, 2011:

(Dollars in millions)	June 30, 2012	December 31, 2011
Interest-only strip classified as trading	$63	$63
Retained interests classified as trading:
Retained notes	26	23
Cash collateral	8	8

Total retained interests classified as trading	34	31

Total accounts receivable from securitizations	$97	$94

We may retain tranches in certain of the securitization transactions which are considered to be higher investment grade securities and subject to lower risk of loss. Those retained tranches are classified as available-for-sale securities, and changes in the estimated fair value are recorded in other comprehensive income.

The components of the net gains (losses) recognized as a result of changes in the fair value of retained interests are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Interest only strip valuation changes	$(3)	$(4)	$(1)	$(7)
Fair value adjustments related to spread accounts	11	12	22	25
Fair value adjustments related to investors’ accrued interest receivable	0	0	0	0
Fair value adjustments related to retained subordinated notes	0	(17)	(3)	1

Net gain recognized in earnings	$8	$(9)	$18	$19

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

For the periods ending June 30, 2012 and December 31, 2011, the assumptions and sensitivities shown below include all off-balance sheet securitizations:

(Dollars in millions)	June 30, 2012	December 31, 2011
Interest-only strip retained interests	$107 (1)	$110 (1)
Weighted average life for receivables (months)	62	70
Principal repayment rate (weighted average rate)	11.4-12.7%	12.2–17.1%
Impact on fair value of 10% adverse change	$(2)	$15
Impact on fair value of 20% adverse change	(5)	(5)
Discount rate (weighted average rate)	25.1-42.2%	25.0–42.2%
Impact on fair value of 10% adverse change	$(6)	$(7)
Impact on fair value of 20% adverse change	(11)	(13)

(1)	Does not include liquidity swap related to the negative amortization bonds of $(11) million and $(16) million as of June 30, 2012 and December 31, 2011, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flows Related to the Unconsolidated Securitizations

The following provides the details of the cash flows related to securitization transactions that qualified as off-balance sheet for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Servicing fees received	$7	$7	$14	$15
Cash flows received on retained interests(1)	10	12	20	25

(1)	Includes all cash receipts of excess spread and other payments (excluding servicing fees) from the program.

Supplemental Loan Information

The table below displays the unpaid principal balance of off-balance sheet single-family residential loans we serviced as of June 30, 2012 and December 31, 2011. We also display the unpaid principal balance of loans past due 90 days or more as of June 30, 2012 and December 31, 2011. Net credit losses associated with these loans totaled $18 million and $22 million for the six months ended June 30, 2012 and 2011, respectively.

(Dollars in millions)	June 30, 2012	December 31, 2011
Total principal amount of loans	$1,146	$1,220
Principal amount of loans past due 90 days or more	208	223

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As of June 30, 2012 and December 31, 2011 our interests consisted of assets of approximately $2.2 billion and $2.0 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and is $2.2 billion as of June 30, 2012. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs at June 30, 2012 and December 31, 2011 were approximately $9.5 billion and $8.4 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated at June 30, 2012 and December 31, 2011 totaled approximately $258 million. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in, but were not required to consolidate as of June 30, 2012 and December 31, 2011 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of June 30, 2012. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We have a variable interest in Capital One Financial Advisors, LLC which we consolidate as we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIE that we consolidated totaled approximately $1 million as of June 30, 2012 and December 31, 2011, respectively. The assets are consolidated in our balance sheet in cash and other assets.

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $282 million and $309 million as of June 30, 2012 and December 31, 2011, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $126 million and $139 million as of June 30, 2012 and December 31, 2011, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $126 million as of June 30, 2012. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

In April 2012, we purchased membership interests in three limited liability companies that each operates a refined coal production facility. The sale of this refined coal qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code. In the aggregate, we paid $1 million in cash at closing and agreed to a fixed note payable of $86 million and additional quarterly variable payments based on the amount of tax credits to be generated by these entities from April 2012 to 2021. In addition, we have an ongoing commitment to fund a proportionate share of the operating expenses of each of these entities based on our ownership percentage. These limited liability companies were deemed to be VIEs and we determined that we were not the primary beneficiary as we do not have the power to direct the activities of these entities that most significantly impact their economic performance. Our membership interests in these entities are reflected on our consolidated balance sheet within other assets. As of June 30, 2012, the carrying value of our aggregate membership interest in these entities was $87 million. Our future obligation to these entities is predicated upon the generation of tax credits and their operating performance in future periods. The parties involved with these entities have recourse to our general credit for the quarterly variable payment amounts and ongoing funding commitments that become payable to them. These payments will only be required if the refined coal production facilities are either currently generating tax credits or expect to generate them imminently. We have not provided additional financial or other support during the period that we were not contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets, including mortgage servicing rights, as of June 30, 2012 and December 31, 2011:

(Dollars in millions)	June 30, 2012	December 31, 2011
Goodwill	$13,864	$13,592
Other intangible assets:
Purchased credit card relationship intangibles(1)	2,090	52
Core deposit intangibles(2)	591	479
Other	280	79

Total other intangible assets	2,961	610

Total goodwill and other intangible assets	$16,825	$14,202

Mortgage servicing rights	$84	$93

(1)	Includes purchased credit card relationship intangibles with a net carrying value of $2.0 billion related to the HSBC U.S. acquisition.
(2)	Includes core deposit intangibles with net carrying value of $187 million related to the acquisition of ING Direct in the first quarter of 2012.

Goodwill

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Credit Card, International Credit Card, Auto Finance, other Consumer Banking and Commercial Banking. As of June 30, 2012 and December 31, 2011, goodwill of $13.9 billion and $13.6 billion, respectively, was included in the accompanying consolidated balance sheets. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the three and six months ended June 30, 2012. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

During the second quarter of 2012, we acquired the assets and assumed the liabilities of the credit card and private label credit card business of HSBC. In connection with the acquisition, we recorded goodwill of $272 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill was assigned to the Credit Card segment. See “Note 2—Acquisitions” for information regarding the HSBC U.S. Card acquisition.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents a summary of changes in goodwill by segment, for the six months ended June 30, 2012.

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Total Company
Balance as of December 31, 2011	$4,691	$4,583	$4,318	$13,592
Acquisitions	272	0	0	272

Balance as of June 30, 2012	$4,963	$4,583	$4,318	$13,864

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

In connection with the February 17, 2012 acquisition of ING Direct, we recognized core deposit intangibles of $209 million and other intangibles of $149 million at acquisition. In connection with the May 1, 2012 acquisition of the HSBC credit card portfolios, we recognized purchased credit card relationship intangibles of $2.1 billion and other intangibles of $82 million at acquisition.

The following table summarizes our intangible assets subject to amortization as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles(1)	$2,209	$(119)	$0	$2,090	8.2 years
Core deposit intangibles(2)	1,771	(1,180)	0	591	6.1 years
Other(3)	389	(108)	(1)	280	10.2 years

Total	$4,369	$(1,407)	$(1)	$2,961

	December 31, 2011
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles	$77	$(25)	$0	$52	5.3 years
Core deposit intangibles	1,562	(1,083)	0	479	6.3 years
Other	160	(80)	(1)	79	11.7 years

Total	$1,799	$(1,188)	$(1)	$610

(1)	Includes purchased credit card relationship intangibles with a net carrying value of $2.0 billion related to the HSBC U.S. Card acquisition.
(2)	Includes core deposit intangibles with a net carrying value of $187 million related to the acquisition of ING Direct in the first quarter of 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(3)

Includes brokerage relations intangibles with a net carrying value of $79 million, partnership contract intangibles with a net carrying value of $79 million, contract intangibles with a net book value of $43 million, trade mark/name intangibles with a net carrying value of $39 million and other intangibles with a net book value of $40 million.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year’s digits methodology. Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $157 million and $57 million for the three months ended June 30, 2012 and 2011, respectively, and $219 million and $115 million for the six months ended June 30, 2012 and 2011, respectively. The weighted average amortization period for purchase accounting intangibles is 8.0 years as of June 30, 2012.

The following table summarizes the estimated future amortization expense for intangible assets as of June 30, 2012:

(Dollars in millions)	Estimated Future Amortization Amounts
2012 (remaining six months)	$385
2013	678
2014	551
2015	443
2016	340
Thereafter	564

Total	$2,961

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

The following table sets forth the changes in the fair value of mortgage servicing rights during the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012		2011		2012		2011
Balance at beginning of period	$95		$144		$93		$141
Originations	4		2		8		6
Change in fair value, net	(15)		(16)		(17)		(17)

Balance at end of period	$84		$130		$84		$130

Ratio of mortgage servicing rights to related loans serviced for others	0.53%		0.69%		0.53%		0.71%
Weighted average service fee	0.28	bps	0.28	bps	0.28	bps	0.28	bps

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

MSR fair value adjustments for the three and six months ended June 30, 2012 included decreases of $3 million and $6 million, respectively, due to run-off and cash collections, and a decrease of $13 million and $12 million, respectively, due to changes in the valuation inputs and assumptions.

MSR fair value adjustments for the three and six months ended June 30, 2011 included decreases of $3 million and $7 million, respectively, due to run-off and cash collections, and decrease of $13 million and $10 million, respectively, due to changes in the valuation inputs and assumptions

The significant assumptions used in estimating the fair value of the MSRs as of June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011
Weighted average prepayment rate (includes default rate)	18.63%	14.51%
Weighted average life (in years)	5.05	5.99
Discount rate	13.34%	11.74%

The increase in the weighted average prepayment rate and the corresponding decrease in weighted average life were both driven by changes in interest rates.

At June 30, 2012, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $4 million and $8 million, respectively.

At June 30, 2012, the sensitivities to immediate 10% and 20% adverse changes in servicing costs would decrease the fair value of mortgage servicing rights by $7 million and $15 million, respectively.

As of June 30, 2012, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $63.2 billion, of which $16.1 billion was serviced for other investors. As of June 30, 2011, our mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $28.9 billion, of which $19.2 billion was serviced for other investors.

NOTE 9—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of June 30, 2012, we had $193.9 billion in interest-bearing deposits of which $5.0 billion represents large denomination certificates of $100,000 or more. As of December 31, 2011, we had $109.9 billion in interest-bearing deposits, of which $4.6 billion represents large denomination certificates of $100,000 or more.

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated debt. As of June 30, 2012, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. We filed a new effective shelf registration statement with the SEC on April 30, 2012. Under SEC rules, the shelf registration statement expires three years after filing.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock, which totaled $686 million and $362 million, as of June 30, 2012 and December 31, 2011, respectively.

Securitized Debt Obligations

We had $13.6 billion and $16.5 billion of securitized debt obligations as of June 30, 2012 and December 31, 2011, respectively, all of which were held by third party investors.

Senior and Subordinated Debt

As of June 30, 2012, we had $12.1 billion of senior and subordinated notes outstanding, which included $900 million in fair value hedging losses. As of December 31, 2011, we had $11.0 billion of senior and subordinated notes outstanding, including $823 million in fair value hedging losses. One senior note for $282 million matured during the six months ended June 30, 2012. During the first six months of 2012, we issued senior notes in the total amount of $1.25 billion. The new senior notes are due in 2015.

See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Under a Senior and Subordinated Global Bank Note Program, COBNA has issued debt securities to both U.S. and non-U.S. lenders and raised funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $802 million and $810 million outstanding at June 30, 2012 and December 31, 2011, respectively.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both June 30, 2012 and December 31, 2011. There were no junior subordinated borrowings that were called or matured during the six months ended June 30, 2012.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential home loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $5.4 billion and $6.9 billion as of June 30, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of June 30, 2012 and December 31, 2011. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

(Dollars in millions)	June 30, 2012	December 31, 2011
Deposits:
Non-interest bearing deposits	$20,072	$18,281
Interest-bearing deposits	193,859	109,945

Total deposits	$213,931	$128,226

Short-term borrowings:
Federal Funds purchased and securities loaned or sold under agreements to repurchase	$1,101	$1,464
FHLB Advances	4,400	5,835

Total short-term borrowings	$5,501	$7,299

	June 30, 2012				December 31, 2011
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate
Long-term debt:
Securitized debt obligations	2012 - 2025	0.27% - 6.40%	1.76%	$13,608	$16,527
Senior and subordinated notes:
Fixed unsecured senior debt	2013 - 2021	2.13% - 7.38%	4.72%	7,887	6,850
Floating unsecured senior debt	2014	1.62%	1.62%	250	250

Total unsecured senior debt			4.62%	8,137	7,100
Fixed unsecured subordinated debt	2012 - 2019	5.35% - 8.80%	7.30%	3,942	3,934

Total senior and subordinated notes				12,079	11,034
Other long-term borrowings:
Fixed junior subordinated debt	2027 - 2066	3.63% - 10.25%	8.60%	3,642	3,642
FHLB advances	2012 - 2023	0.54% - 6.88%	0.41%	1,044	1,059

Total other long-term borrowings				4,686	4,701
Total long-term debt				$30,373	$32,262

Total short-term borrowings and long-term debt				$35,874	$39,561

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$2	$1	$3
FHLB advances	3	1	4	1

Total short-term borrowings	3	3	5	4

Long-term debt:
Securitized debt obligations	69	113	149	253
Senior and subordinated notes:
Unsecured senior debt	56	34	114	69
Unsecured subordinated debt	31	29	61	58

Total senior and subordinated notes	87	63	175	127

Other long-term borrowings:
Junior subordinated debt	78	72	157	152
FHLB advances	3	3	6	6
Other	2	2	4	4

Total long-term debt	239	253	491	542

Total short-term borrowings and long-term debt	$242	$256	$496	$546

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging. The outstanding notional amount of our derivative contracts totaled $55.3 billion as of June 30, 2012, compared with $73.2 billion as of December 31, 2011, primarily due to the termination of the ING Direct acquisition hedges. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.9 billion and $442 million, respectively, as of June 30, 2012, compared with $1.9 billion and $987 million, respectively, as of December 31, 2011.

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

•

Fair Value Hedges: We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed rate senior notes, subordinated notes, securitization debt, brokered certificates of deposits and U.S. agency investments. These hedges have maturities through 2021 and have the effect of converting some of our fixed rate debt, deposits and investments to variable rate.

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

•

Net Investment Hedges: We use net investment hedges, primarily forward foreign exchange contracts, to manage the exposure related to our net investments in consolidated foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI. During the third quarter of 2011, we discontinued hedge accounting on our only net investment hedge. Therefore, we did not have any net investment hedges outstanding as of June 30, 2012.

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of June 30, 2012 and December 31, 2011. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	June 30, 2012			December 31, 2011
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$16,858	$1,097	$0	$14,425	$1,019	$1
Cash flow interest rate contracts	9,025	47	0	6,325	71	130

Total interest rate contracts	25,883	1,144	0	20,750	1,090	131

Foreign exchange contracts:
Cash flow foreign exchange contracts	5,127	63	14	4,577	93	16
Net investment foreign exchange contracts	0	0	0	0	0	0

Total foreign exchange contracts	5,127	63	14	4,577	93	16

Total derivatives designated as accounting hedges	31,010	1,207	14	25,327	1,183	147

Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	292	21	9	383	18	12
Customer accommodation(2)	18,036	502	328	16,147	453	395
Other interest rate exposures	3,630	49	25	29,027	85	362

Total interest rate contracts	21,958	572	362	45,557	556	769

Foreign exchange contracts	1,327	147	59	1,348	193	65
Other contracts	1,028	3	7	932	4	6

Total derivatives not designated as accounting hedges	24,313	722	428	47,837	753	840

Total derivatives	$55,323	$1,929	$442	$73,164	$1,936	$987

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)

Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments. We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $16 million and $23 million as of June 30, 2012 and December 31, 2011, respectively. See “Derivative Counterparty Credit Risk” below for additional information.

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

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Loss recognized in earnings on derivatives(1)	$147	$190	$79	$41
Gain recognized in earnings on hedged items(1)	(146)	(192)	(87)	(37)

Net fair value hedge ineffectiveness gain (loss)	1	(2)	(8)	4

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	5	(3)	3	(4)
Customer accommodation(1)	7	3	18	10
Other interest rate exposures(1)	24	0	(57)	6

Total	36	0	(36)	12

Foreign exchange contracts(1)	4	1	(9)	(2)
Other contracts(1)	(2)	12	(3)	9

Total gain (loss) on derivatives not designated as accounting hedges	38	13	(48)	19

Net derivatives gain (loss) recognized in earnings	$39	$11	$(56)	$23

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$50	$15	$56	$22
Foreign exchange contracts	(5)	(10)	(11)	(10)

Subtotal	45	5	45	12

Net investment hedges:
Foreign exchange contracts	0	0	0	(1)

Net derivatives gain recognized in AOCI	$45	$5	$45	$11

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$11	$14	$20	$2
Foreign exchange contracts(3)	(5)	(7)	(11)	(9)

Subtotal	6	7	9	(7)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0	0	0
Foreign exchange contracts(3)	0	0	0	0

Subtotal	0	0	0	0

Net derivatives gain (loss) recognized in earnings	$6	$7	$9	$(7)

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $33 million recorded in AOCI as of June 30, 2012, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of June 30, 2012. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $21 million and $23 million as of June 30, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $13 million and $12 million as of June 30, 2012 and December 31, 2011, respectively. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $40 million and $141 million as of June 30, 2012 and December 31, 2011, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $225 million and $353 million as of June 30, 2012 and December 31, 2011, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $22 million and $39 million as of June 30, 2012 and December 31, 2011, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $1.1 billion and $894 million as of June 30, 2012 and December 31, 2011, respectively. We also received securities from derivatives counterparties totaling $251 million as of June 30, 2012, which we have the ability to repledge. We posted cash collateral in accounts maintained by derivatives counterparties totaling $225 million and $353 million as of June 30, 2012 and December 31, 2011, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $17 million and $25 million as of June 30, 2012 and December 31, 2011, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million and $2 million as of June 30, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $245 million and $142 million as of June 30, 2012 and December 31, 2011, respectively:

(Dollars in millions)	June 30, 2012	December 31, 2011
Net unrealized gains on securities(1)	$393	$294
Net unrecognized elements of defined benefit plans	(46)	(43)
Foreign currency translation adjustments	(38)	(49)
Unrealized gains (losses) on cash flow hedging instruments	14	(26)
Other-than-temporary impairment not recognized in earnings on securities	44	10
Initial application of measurement date provisions for postretirement benefits other than pensions	(1)	(1)
Initial application from adoption of consolidation standards	(16)	(16)

Total accumulated other comprehensive income	$350	$169

(1)

Includes net unrealized gains (losses) on securities available for sale and retained subordinated notes. Unrealized losses not related to credit on other-than-temporarily impaired securities of $116 million (net of income tax of $74 million) and $170 million (net of income tax of $109 million) were reported in other comprehensive income as of June 30, 2012 and December 31, 2011, respectively.

NOTE 12—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in millions, except per share data)	2012	2011	2012	2011
Basic earnings per share
Income from continuing operations, net of tax	$193	$945	$1,698	$1,977
Loss from discontinued operations, net of tax	(100)	(34)	(202)	(50)

Net income applicable to common equity	93	911	1,496	1,927
Dividends and undistributed earnings allocated to participating securities(1)	(1)	0	(8)	0

Net income available to common stockholders	$92	$911	$1,488	$1,927

Total weighted-average basic shares outstanding	578	456	543	455

Net income per share	$0.16	$2.00	$2.74	$4.24

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and Shares in millions, except per share data)	2012	2011	2012	2011
Diluted earnings per share(2)
Net income available to common stockholders	$92	$911	$1,488	$1,927

Total weighted-average basic shares outstanding	578	456	543	455
Stock options, warrants, contingently issuable shares, and other	5	6	5	6

Total weighted-average diluted shares outstanding	583	462	548	461

Net income per share	$0.16	$1.97	$2.72	$4.18

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 7 million and 8 million of awards, options or warrants for the three months ended June 30, 2012 and 2011, respectively, and 8 million and 9 million of awards, options or warrants for the six months ended June 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

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

On March 20, 2012 we closed a public offering of 24,442,706 shares of our common stock which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.25 billion.

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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. Accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We had not made any material fair value option elections as of June 30, 2012 and December 31, 2011.

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

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2012
	Fair Value Measurements Using			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,562	$0	$0	$1,562
U.S. Agency debt obligations	0	324	64	388
Residential mortgage-backed securities	0	33,117	1,170	34,287
Commercial mortgage-backed securities	0	5,842	267	6,109
Asset-backed securities	0	11,396	293	11,689
Other	283	961	10	1,254

Total securities available for sale	1,845	51,640	1,804	55,289
Other assets:
Mortgage servicing rights	0	0	84	84
Derivative receivables(1)(2)	3	1,823	103	1,929
Retained interests in securitizations and other	0	0	140	140

Total assets	$1,848	$53,463	$2,131	$57,442

Liabilities
Other liabilities:
Derivative payables(1)(2)	$(4)	$(404)	$(34)	$(442)
Other(3)	0	0	(13)	(13)

Total liabilities	$(4)	$(404)	$(47)	$(455)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Fair Value Measurements Using			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. Treasury debt obligations	$124	$0	$0	$124
U.S. Agency debt obligations	0	138	0	138
Residential mortgage-backed securities	0	26,455	195	26,650
Commercial mortgage-backed securities	0	913	274	1,187
Asset-backed securities	0	10,118	32	10,150
Other	279	219	12	510

Total securities available for sale	403	37,843	513	38,759
Other assets:
Mortgage servicing rights	0	0	93	93
Derivative receivables(1)(2)	5	1,828	103	1,936
Retained interests in securitizations and other	0	0	145	145

Total assets	$408	$39,671	$854	$40,933

Liabilities
Other liabilities:
Derivative payables(1)(2)	$(6)	$(702)	$(279)	$(987)
Other(3)	0	0	(12)	(12)

Total liabilities	$(6)	$(702)	$(291)	$(999)

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

(2)

Does not reflect $16 million and $23 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2012 and December 31, 2011, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

(3)	Includes manufactured housing, swap and other transactions. See “Note 7—Variable Interest Entities and Securitizations” for additional information.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the second quarter and first six months of 2012, we had minimal movements between Levels 1 and 2.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended June 30, 2012
	Balance, March 31, 2012	Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2012	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2012(3)
(Dollars in millions)		Included in Net Income (1)	Included in Other Comprehensive Income
Assets:
Securities available -for-sale:
U.S. Agency Debt Obligations	$0	$0	$1	$50	$0	$0	$(1)	$14	$0	$64	$0
Residential mortgage-backed securities	1,821	9	13	4	0	0	(134)	130	(673)	1,170	9
Commercial mortgage-backed securities	387	0	8	173	0	0	(16)	0	(285)	267	0
Asset-backed securities	241	0	8	50	0	0	(1)	0	(5)	293	0
Other	7	0	0	0	0	0	0	3	0	10	0
Total securities available -for-sale	2,456	9	30	277	0	0	(152)	147	(963)	1,804	9
Other Assets:
Mortgage servicing rights	95	(12)	0	0	0	4	(3)	0	0	84	(12)
Derivative receivables	65	47	0	0	0	3	(12)	0	0	103	47
Retained interest in securitization and other	140	0	0	0	0	0	0	0	0	140	0
Liabilities:
Other Liabilities
Derivative Payables	(36)	(8)	0	0	0	0	10	0	0	(34)	(8)
Other	(14)	1	0	0	0	0	0	0	0	(13)	1

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended June 30, 2011
	Balance, March 31, 2011	Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2011	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2011(3)
(Dollars in millions)		Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$519	$0	$3	$34	$0	$0	$(22)	$26	$(203)	$357	$0
Asset-backed securities	13	0	(1)	0	0	0	0	0	(3)	9	0
Other	7	0	0	0	0	0	0	5	0	12	0
Total securities available -for-sale	539	0	2	34	0	0	(22)	31	(206)	378	0
Other Assets:
Mortgage servicing rights	144	(13)	0	0	0	2	(3)	0	0	130	(13)
Derivative receivables	41	9	0	0	0	2	(7)	0	(1)	44	9
Retained interest in securitization and other	112	(6)	0	0	0	0	0	0	0	106	(6)
Liabilities:
Other Liabilities
Derivative Payables	(39)	(5)	0	0	0	(2)	4	0	0	(42)	(5)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended June 30, 2012
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2012(3)

		Total Gains or (Losses) (Realized/Unrealized)
	Balance, January 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2012
Assets:
Securities available -for-sale:
U.S. Agency Debt Obligations	$0	$0	$1	$50	$0	$0	$(1)	$14	$0	$64	$0
Residential mortgage-backed securities	195	(1)	(13)	2,283	(640)	0	(150)	228	(732)	1,170	(1)
Commercial mortgage-backed securities	274	5	10	470	(76)	0	(19)	13	(410)	267	5
Asset-backed securities	32	0	13	155	0	0	(3)	132	(36)	293	0
Other	12	0	0	0	0	0	(5)	9	(6)	10	0
Total securities available -for-sale	513	4	11	2,958	(716)	0	(178)	396	(1,184)	1,804	4
Other Assets:
Mortgage servicing rights	93	(12)	0	0	0	8	(5)	0	0	84	(12)
Derivative receivables	103	45	0	0	0	4	(61)	13	(1)	103	45
Retained interest in securitization and other	145	(5)	0	0	0	0	0	0	0	140	(5)
Liabilities:
Other Liabilities
Derivative Payables	(279)	(3)	0	0	0	(32)	269	8	3	(34)	(3)
Other	(12)	(1)	0	0	0	0	0	0	0	(13)	(1)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended June 30, 2011
(Dollars in millions)											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2011(3)

	Balance, January 1, 2011	Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2011
		Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$578	$0	$(4)	$34	$0	$(15)	$(59)	$26	$(203)	$357	$0
Asset-backed securities	13	0	(1)	0	0	0	0	0	(3)	9	0
Other	7	0	0	0	0	0	0	5	0	12	0
Total securities available -for-sale	598	0	(5)	34	0	(15)	(59)	31	(206)	378	0
Other Assets:
Mortgage servicing rights	141	(10)	0	0	0	6	(7)	0	0	130	(10)
Derivative receivables	46	11	0	0	0	3	(15)	0	(1)	44	11
Retained interest in securitization and other	117	(11)	0	0	0	0	0	0	0	106	(11)
Liabilities:
Other Liabilities
Derivative Payables	(43)	(4)	0	0	0	(2)	7	0	0	(42)	(4)

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

(2)

The transfers out of Level 3 for the second quarter and first six months of June 30, 2012 and 2011 were primarily driven by greater consistency amongst multiple pricing sources. The transfers into Level 3 was primarily driven by less consistency amongst vendor pricing on individual securities for non-agency MBS.

(3)

The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for available-for-sale securities, accretion on certain fixed maturity securities, and change in fair value of derivative instruments. The impairments are reported in total other-than-temporary losses as a component of non-interest income.

Significant Level 3 Fair Value Asset and Liability Input Sensitivity

Changes in unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. In general, an increase in the discount rate, default rates, loss severity and credit spreads, in isolation, would result in a

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

decrease in the fair value measurement. In addition, an increase in default rates would generally be accompanied by a decrease in recovery rates, slower prepayment rates and an increase in liquidity spreads.

Fair Value Governance and Control

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2012	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Assets:
Securities available-for-sale:

Residential mortgage-backed securities	1,170	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate	0-25% (7%)
				0-27% (7%)
				1-23% (8%)
			Loss severity	4-75% (51%)

Commercial mortgage-backed securities	267	Discounted cash flows (3rd party pricing)	Yield	2-3% (3%)
			Constant prepayment rate	0-0% (0%)

Asset-backed securities	293	Discounted cash flows (3rd party pricing)	Yield	2-24% (4%)
			Constant prepayment rate	0-13% (3%)
			Default rate	2-23% (15%)
			Loss severity	41-86% (74%)

Other	74	Discounted cash flows	Yield Constant prepayment rate	N/A N/A

Other assets:

Mortgage servicing rights	84	Discounted cash flows	Constant prepayment rate	9.53-33.59% (18.63%)
			Discount rate	9.94-23.00% (13.34%)
			Servicing cost ($ per loan)	$67.17-$558.00 ($195.47)

Derivative receivables	103	Discounted cash flows	Swap rates Constant prepayment rate Default rate Loss severity	1.77-2.36% (2.26%) 2.03-3.31% (2.55%) 3.33-4.55% (3.91%) 68.63-85.79% (80.57%)

Retained interests in securitization and other
	140	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate	26-83 (68)
				0.10-16.17% (7.84%)
				1.88-42.70% (24.52%)
Liabilities:

Other liabilities:

Derivative payables	(34)	Discounted cash flows Black model	Swap rates Constant prepayment rate Default rate Loss severity	1.77-2.36% (2.26%) 2.03-3.31% (2.55%) 3.33-4.55% (3.91%) 68.63-85.79% (80.57%)
			Flat volatility	27.63-28.07% (27.69%)

Other (Manufactured housing swap obligations)
	(13)	Discounted cash flows	Constant prepayment rate	0.19-0.26% (0.23%)
			Default rate	0.30-0.36% (0.33%)
			Illiquidity risk	1.21

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

Foreclosed assets

Foreclosed assets are carried at the lower of its carrying amount or fair value less costs to sell. Due to the use of significant unobservable inputs, foreclosed assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed assets are recorded in other non-interest expense in the consolidated statement of income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	June 30, 2012
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$1,047	$0	$1,047	N/A	N/A	N/A
Loans held for investment	0	0	61	61	Appraisal Value	Non-recoverable rate	10-38% (14%)
Foreclosed assets(1)	0	0	65	65	Appraisal Value	Cost to Sell Bias Factor	10-14% 0-11%
Other(2)	0	0	23	23	Appraisal Value	Cost to Sell	6-6% (6%)

Total	$0	$1,047	$149	$1,196

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$201	$0	$201
Loans held for investment	0	0	113	113
Foreclosed assets(1)	0	0	169	169
Other(2)	0	0	21	21

Total	$0	$201	$303	$504

	Total Gains (Losses) Three Months Ended June 30,
(Dollars in millions)	2012	2011
Assets
Loans held for sale	$13	$(0)
Loans held for investment	(6)	(28)
Foreclosed assets(1)	(6)	(13)
Other(2)	(2)	(12)

Total	$(1)	$(53)

	Total Gains (Losses) Six Months Ended June 30,
(Dollars in millions)	2012	2011
Assets
Loans held for sale	$29	$(0)
Loans held for investment	(31)	(50)
Foreclosed assets(1)	(14)	(24)
Other(2)	(4)	(13)

Total	$(20)	$(87)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Consists of long lived assets held for sale.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,979	$5,979	$5,979	$0	$0
Restricted cash for securitization investors	370	370	370	0	0
Securities available for sale	55,289	55,289	1,845	51,640	1,804
Loans held for sale	1,047	1,047	0	1,047	0
Net loans held for investment	197,751	200,141	0	0	200,141
Interest receivable	1,623	1,623	0	1,623	0
Accounts receivable from securitization	96	96	0	0	96
Derivatives	1,929	1,929	3	1,823	103
Mortgage servicing rights	84	84	0	0	84

Financial liabilities
Non-interest bearing deposits	$20,072	$20,072	$20,072	$0	$0
Interest-bearing deposits	193,859	194,344	0	26,035	168,309
Senior and subordinated notes	12,079	12,328	0	12,328	0
Securitized debt obligations	13,608	13,788	0	11,760	2,028
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,101	1,101	1,101	0	0
Other borrowings	9,086	9,151	351	8,746	54
Interest payable	462	462	0	462	0
Derivatives	442	442	4	404	34

	December 31, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$5,838	$5,838
Restricted cash for securitization investors	791	791
Securities available for sale	38,759	38,759
Loans held for sale	201	201
Net loans held for investment	131,642	133,710
Interest receivable	1,029	1,029
Accounts receivable from securitization	94	94
Derivatives	1,936	1,936
Mortgage servicing rights	93	93

Financial liabilities
Non-interest bearing deposits	$18,281	$18,281
Interest-bearing deposits	109,945	110,002
Senior and subordinated notes	11,034	10,870
Securitized debt obligations	16,527	16,632
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,464	1,464
Other borrowings	10,536	10,607
Interest payable	466	466
Derivatives	987	987

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2012 and December 31, 2011. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

As of June 30, 2012, we saw further improvements in the market value of our portfolio holdings driven by lower interest rates and reduced risk premiums as compared to 2011. The increase in the amount of Level 3 securities was primarily driven by the increase in non-agency MBS securities due to acquisition of ING Direct securities portfolio.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of June 30, 2012 and December 31, 2011 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at June 30, 2012 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our credit card, auto and commercial loan portfolios.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The increase in fair value of other borrowings above carrying values at June 30, 2012 was primarily due to interest rate spreads across the industry.

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

Commitments to extend credit and letters of credit

These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding included in other liabilities as of June 30, 2012 and December 31, 2011 that have been issued since January 1, 2003 was $5 million and $4 million, respectively. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At June 30, 2012 and December 31, 2011, there was no material unrealized appreciation or depreciation on these financial instruments.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and net fees are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched maturity method that takes into consideration market rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses and considers the interest rate risk, liquidity risk and regulatory requirements of that segment as if it were operating independently.

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

Segment Results and Reconciliation

The following tables provide a summary of our business segment results for the three and six months ended June 30, 2012 and 2011 and selected balance sheet data as of June 30, 2012 and December 31, 2011.

	Three Months Ended June 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Net interest income (expense)	$2,350	$1,496	$427	$(272)	$4,001
Non-interest income (expense)	771	185	82	16	1,054

Total net revenue	3,121	1,681	509	(256)	5,055
Provision for credit losses	1,711	44	(94)	16	1,677
Non-interest expense:
Core deposit intangible amortization	0	42	9	0	51
Other non-interest expense	1,863	917	242	69	3,091

Total non-interest expense	1,863	959	251	69	3,142

Income from continuing operations before income taxes	(453)	678	352	(341)	236
Income (loss) tax provision (benefit)	(156)	240	124	(165)	43

Income (loss) from continuing operations, net of tax	$(297)	$438	$228	$(176)	$193

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Net interest income (expense)	$1,890	$1,051	$388	$(193)	$3,136
Non-interest income (expense)	619	194	62	(18)	857

Total net revenue	2,509	1,245	450	(211)	3,993
Provision for credit losses	309	41	(19)	12	343
Non-interest expense:
Core deposit intangible amortization	0	34	10	0	44
Other non-interest expense	1,238	724	212	37	2,211

Total non-interest expense	1,238	758	222	37	2,255

Income (loss) from continuing operations before income taxes	962	446	247	(260)	1,395
Income tax provision (benefit)	344	159	88	(141)	450

Income (loss) from continuing operations, net of tax	$618	$287	$159	$(119)	$945

	Six Months Ended June 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Net interest income (expense)	$4,342	$2,784	$858	$(569)	$7,415
Non-interest income (expense)	1,369	361	167	678	2,575

Total net revenue	5,711	3,145	1,025	109	9,990
Provision for credit losses	2,169	218	(163)	26	2,250
Non-interest expense:
Core deposit intangible amortization	0	79	18	0	97
Other non-interest expense	3,131	1,823	494	101	5,549

Total non-interest expense	3,131	1,902	512	101	5,646

Income (loss) from continuing operations before income taxes	411	1,025	676	(18)	2,094
Income tax provision (benefit)	142	363	238	(347)	396

Income from continuing operations, net of tax	$269	$662	$438	$329	$1,698

	Six Months Ended June 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total
Net interest income (expense)	$3,831	$2,034	$764	$(353)	$6,276
Non-interest income (expense)	1,293	380	133	(7)	1,799

Total net revenue	5,124	2,414	897	(360)	8,075
Provision for credit losses	759	136	(35)	17	877
Non-interest expense:
Core deposit intangible amortization	0	68	21	0	89
Other non-interest expense	2,416	1,430	413	69	4,328

Total non-interest expense	2,416	1,498	434	69	4,417

Income (loss) from continuing operations before income taxes	1,949	780	498	(446)	2,781
Income tax provision (benefit)	688	278	177	(339)	804

Income (loss) from continuing operations, net of tax	$1,261	$502	$321	$(107)	$1,977

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Business Segment Loans and Deposits

The total loan and deposit amounts attributable to each of our reportable business segments as of June 30, 2012 and December 31, 2011 are presented in the following tables:

	June 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$88,914	$77,615	$36,056	$164	$202,749
Total deposits	0	173,966	27,784	12,181	213,931

	December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Total Reported
Loans held for investment	$65,075	$36,315	$34,327	$175	$135,892
Total deposits	0	88,540	26,683	13,003	128,226

NOTE 15—COMMITMENTS, CONTINGENCIES AND GUARANTEES

Letters of Credit

We had contractual amounts of standby letters of credit and commercial letters of credit of $1.8 billion and $1.9 billion as of June 30, 2012 and December 31, 2011. As of June 30, 2012, financial guarantees had expiration dates ranging from 2012 to 2023. The fair value of the guarantees outstanding, which are included in our condensed consolidated balance sheets, other liabilities was $5 million as of June 30, 2012.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions totaled $330 million as of June 30, 2012. The actual payment amount related to $30 million of this balance will be determined as of September 30, 2013. The actual payment amount related to the remaining $300 million of this balance will be determined as of December 31, 2013. We recognized expense related to contingent payment arrangements of $25 million during the second quarter of 2012. As such, we had a liability for contingent payments related to these arrangements of $125 million and $88 million as of June 30, 2012 and December 31, 2011, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents the original principal balance of mortgage loan originations, by vintage, for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of June 30, 2012 and December 31, 2011:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	June 30, 2012	December 31, 2011	Original Unpaid Principal Balance
(Dollars in billions)			Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$5	$5	$11	$1	$4	$3	$3
Insured Securitizations	5	6	19	0	2	8	9
Uninsured Securitizations and Other	26	30	81	3	15	30	33

Total	$36	$41	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $81 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $50 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Despite these legal and logistical hurdles, there is a risk that securitization trustees will pursue mortgage repurchases unilaterally. An additional approximately $21 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $36 billion in unpaid principal balance remains outstanding as of June 30, 2012, approximately $16 billion in losses have been realized and approximately $10 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $10 billion original principal balance of mortgage loans for which we do not have complete information about the current holders or the underlying credit performance. These estimates could change as we receive additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.5 billion original principal balance of mortgage loans as of June 30, 2012, compared with $2.3 billion as of March 31, 2012 and compared with $2.1 billion as of December 31, 2011. As of June 30, 2012, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $1.0 billion reserve relates to the $27 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages. We believe this is because GreenPoint ceased originating mortgages in August 2007.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	196	359	131	686
Loans repurchased/made whole	(67)	(14)	(16)	(97)
Demands rescinded	(85)	(6)	(30)	(121)
Reclassifications(2)	6	72	(78)	0

Open claims as of December 31, 2011	$176	$1,243	$672	$2,091

Gross new demands received	151	336	184	671
Loans repurchased/made whole	(215)	0	(26)	(241)
Demands rescinded	(46)	0	(22)	(68)
Reclassifications(2)	(2)	0	3	1

Open claims as of June 30, 2012	$64	$1,579	$811	$2,454

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

(2)

Represents adjustments to correct the counterparty category as of June 30 2012 and December 31, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests.

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

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes for each GSE, adjusted for any bulk settlements, to estimate: (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases. We also rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests, and also includes anticipated repurchases resulting from mortgage insurance rescissions. The GSEs typically have stronger contractual rights than

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

non-GSE counterparties because GSE contracts typically do not contain prompt notice requirements for repurchase requests or materiality qualifications to the representations and warranties.

Moreover, for the potential GSE repurchase liability remaining after bulk settlements, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses. Our lifetime representation and warranty reserves with respect to GSE repurchase liability remaining after bulk settlements is grounded in this history. One of our subsidiaries entered into a bulk settlement with a GSE to resolve present and future repurchase claims in the first quarter of 2012, and our reserves allocated to the GSE segment reflect the amount of that settlement.

For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization segment are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category each quarter, we consider current and future losses inherent within the securitization and apply legal judgment to the actual and anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to both the U.S. Bank Litigation and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

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

The aggregate reserves for all three subsidiaries were $1.0 billion as of June 30, 2012, as compared with $1.1 billion as of March 31, 2012, and $943 million as of December 31, 2011. We recorded a total provision for repurchase losses for our representation and warranty repurchase exposure of $180 million and $349 million for the three and six months ended June 30, 2012, respectively, driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future repurchase claims.

During the three and six months ended June 30, 2012, we had settlements of repurchase requests totaling $279 million and $290 million, respectively, that were charged against the reserve. The table below summarizes changes in our representation and warranty reserves for the three and six months ended June 30, 2012 and 2011, and for full year 2011:

Changes in Representation and Warranty Reserves

	Three Months Ended June 30,		Six Months Ended June 30,		Full Year
(Dollars in millions)	2012	2011	2012	2011	2011
Representation and warranty repurchase reserve, beginning of period(1)	$1,101	$846	$943	$816	$816
Provision for repurchase losses(2)	180	37	349	81	212
Net realized losses	(279)	(14)	(290)	(28)	(85)

Representation and warranty repurchase reserve, end of period(1)	$1,002	$869	$1,002	$869	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of non-interest income totaled $26 million and $42 million for the three and six months ended June 30, 2012, respectively, and $4 million and $9 million for the three and six months ended June 30 , 2011, respectively. The pre-tax portion of the provision for mortgage repurchase claims recognized in our consolidated statements of income as a component of discontinued operations totaled $154 million and $307 million for the three and six months ended June 30, 2012, respectively, and $33 million and $72 million for the three and six months ended June 30, 2011, respectively.

As indicated in the table below, most of the reserves relate to the mortgage loans sold directly to the GSEs and to the mortgage loans sold to purchasers who placed them into Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	June 30, 2012	December 31, 2011
GSEs and Active Insured Securitizations	$821	$778	$27
Inactive Insured Securitizations and Others	181	165	84

Total	$1,002	$943	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are reasonably possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. As of June 30, 2012, our best estimate of reasonably possible future losses from representation and warranty claims beyond what is in our reserve is $1.7 billion. The high end of our estimate as of March 31, 2012 and as of December 31, 2011 was $1.5 billion. This estimate covers all reasonably possible losses relating to representation and warranty claim activity including those relating to the US Bank Litigation, DBSP Litigation, the FHFA Litigation, and the FHLB of Boston Litigation. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Litigation

In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation related matters when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of material legal proceedings and claims. For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters where an estimate is possible, excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, the FHFA Litigation, and the FHLB of Boston Litigation because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above, management currently estimates the reasonably possible future losses could be approximately $150 million. Given the inherent uncertainties involved in estimating reasonably possible exposure above reserves and the very large and indeterminate damages sought in some of these matters, the highest loss that is reasonably possible is not precisely estimable at this time. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. On July 13, 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. This agreement is contingent on preliminary and final court approval of the class settlement.

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2011 and June 30, 2012 was zero. In January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Supreme Court of British Columbia (Vancouver Registry) against the Visa and MasterCard membership associations related to credit card interchange fees. In May 2011, another merchant, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Ontario Superior Court of Justice (Toronto Region) asserting the same alleged violations of law related to credit card interchange fees and network rules. In April, 2012, Capital One Financial Corporation was included as a defendant, along with several other member banks, to an existing class action against Visa and MasterCard that is pending in the Superior Court of Quebec (District of Montreal) and brought by a merchant corporation on behalf of itself and other merchants that accept Visa and MasterCard branded credit cards. In July 2012, another merchant corporation brought a class action lawsuit on the same alleged violations of law, filed in the Queen’s Bench Judicial Centre of Regina (Province of Saskatchewan). All four class actions name Visa and MasterCard and a number of member banks, including Capital One Financial Corporation. Capital One Bank (Canada Branch), which was not named as a defendant, issues only MasterCard branded credit cards in Canada. The class action complaints allege that the associations and member banks are liable for civil conspiracy, unjust enrichment, constructive trust and unlawful interference with economic interests and violated Canadian anti-competition laws by (a) conspiring to fix supra-competitive interchange fees and merchant discounts, and (b) requiring participation in the respective networks and adherence to Visa and MasterCard Rules to acceptance of payment guarantee services. The parties have engaged in the preliminary stage of discovery.

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including us. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. On June 4, 2012, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleges in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the California Unfair Competition Law (“UCL”) when it raised interest rates on certain credit card accounts. In May, 2012, the parties agreed to a California-only settlement for a non-material amount, and the Court stayed the case for all purposes except for approval of the settlement. We expect plaintiffs will file a motion for preliminary court approval of the class settlement in the third quarter of 2012.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA—Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the TILA, the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. On August 8, 2011, Capital One filed a motion for summary judgment, which remains pending with the court.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court , by U.S. Bank, N. A., Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. On February 28, 2012, the Court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG have appealed. Discovery between U.S. Bank and GreenPoint has been ongoing since January, 2011. As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes that we will be responsible for only a portion of the losses inherent in the securitizations. With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $881 million of losses have been realized and approximately $254 million in mortgage loans are still outstanding, of which approximately $21 million are more than 90 days delinquent, including foreclosures and REO.

In September, 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes that we will be responsible for only a portion of the losses inherent in the securitizations. With respect to the mortgage loan portfolio at issue in the DBSP Litigation, we believe approximately $152 million of losses have been realized and approximately $40 million in mortgage loans are still outstanding, of which approximately $2 million are more than 90 days delinquent, including foreclosures and REO.

On May 30, June 29, and July 30, 2012, FHFA (acting as conservator for Freddie Mac) filed three summons with notice in the New York state court against GreenPoint, on behalf of the trustees for three MBS trusts backed by loans originated by GreenPoint (the “FHFA Litigation”). Plaintiff alleges breaches of contractual representations and warranties by GreenPoint and seeks unspecified damages and specific performance of contractual repurchase obligations. To date, none of the summons has been served on GreenPoint and full complaints have not been filed.

In addition to the mortgage repurchase litigations referenced above, in which one of the Company’s subsidiaries is a defendant, the Company’s subsidiaries face indemnification risks from certain lawsuits brought by monoline bond insurers and investors against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation. In those matters where the Company has determined that losses from these matters are probable and reasonably estimable, the Company has established reserves for these cases, which are included within the overall representation and warranty reserve.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities (the “FHLB of Boston Litigation”). Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011, and plaintiff subsequently filed a motion to remand the matter to state court. On March 9, 2012, the court denied plaintiff’s motion to remand. FHLB of Boston filed an Amended Complaint on June 29, 2012, to which responsive pleadings are due in September, 2012.

SEC Investigation

Since July 2009, we have been providing documents and information in response to an inquiry by the Staff of the SEC. In the first quarter of 2010, the SEC issued a formal order of investigation with respect to this inquiry. Although the order, as is generally customary, authorizes a broader inquiry by the Staff, we believe that the investigation is focused largely on the loan loss reserves for our auto finance business for certain quarterly periods in 2007. We are cooperating fully with the Staff’s investigation.

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. The parties have been engaged in discovery since May, 2011. On June 21, 2012, the MDL court granted plaintiff’s motion for class certification. The scheduling order entered by the MDL court on June 25, 2012, contemplates the conclusion of discovery in the fourth quarter 2012 and remand to the Eastern District of Louisiana by first quarter 2013.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

State Attorney General Payment Protection Matters

On April 12, 2012, the Attorney General of Hawaii filed a lawsuit in First Circuit Court in Hawaii against Capital One Bank (USA) N.A., and Capital One Services, LLC. The case is one of several similar lawsuits filed against various banks challenging the marketing and sale of payment protection and credit monitoring products. On June 28, 2012, the Attorney General of Mississippi filed substantially similar suits against Capital One and several other banks. The state attorney general complaints allege that Capital One enrolls customers in such programs without their consent and that Capital One enrolls customers in such programs even in circumstances in which the customer is not eligible to receive benefits for the product in question. Both suits allege violations of its state Unfair and Deceptive Practices Act and unjust enrichment. The remedies sought in the lawsuits include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. On May 18, 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. Capital One is in the process of responding to the Mississippi AG matter. Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August, 2011, relating to the marketing of payment protection products.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. On May 1, 2012, we completed the acquisition of HSBC’s U.S. card business, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the second quarter of 2012, to include HSBC’s U.S. card operations. Otherwise, there were no changes in our internal control over financial reporting during the second quarter of 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Note 15—Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the second quarter of 2012:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
April 1-30, 2012	2,850	$55.27	—	$—
May 1-31, 2012	—	—	—	—
June 1-30, 2012	3,511	51.06	—	—

Total	6,361	$52.94	—

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

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

CAPITAL ONE FINANCIAL CORPORATION

Date: August 09, 2012	By:	/S/ GARY L. PERLIN
Gary L. Perlin Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

DATED JUNE 30, 2012

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the Corporation’s 2011 Form 10-K).

2.3	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on November 13, 1996).

Exhibit No.	Description

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.5	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 5, 2007).

4.2.6	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on May 22, 2009).

4.2.7	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.8	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 2.150% Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on March 23, 2012).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

Exhibit No.	Description

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1*	Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit No.	Description

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.