Form 10-Q
period 2012-09-30
CAPITAL ONE FINANCIAL CORP
filed 2012-11-08
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 581,684,101 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this Report and the more detailed information contained in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”). This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Report. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2011 Form 10-K.

SUMMARY OF SELECTED FINANCIAL DATA

Below we provide selected consolidated financial data from our results of operations for the three and nine months ended September 30, 2012 and 2011, and selected comparative consolidated balance sheet data as of September 30, 2012, and December 31, 2011. We also provide selected key metrics we use in evaluating our performance.

On February 17, 2012, we completed the acquisition of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp “(the “ING Direct acquisition”). The ING Direct acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date. On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “HSBC U.S. card acquisition”). The HSBC U.S. card acquisition included (i) the acquisition of HSBC’s U.S. credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, approximately $27.8 billion in outstanding credit card receivables designated as held for investment and approximately $327 million in other net assets. The ING Direct and HSBC U.S. card acquisitions had a significant impact on our results and selected metrics for the three and nine months ended September 30, 2012 and our financial condition as of September 30, 2012.

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the HSBC U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). HSBC U.S. card loans accounted for based on expected cash flows consisted of loans with a fair value at acquisition of approximately $651 million that were deemed to be credit impaired because they were delinquent and revolving cardholder privileges had been revoked. The difference between the fair value and initial expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and the expected cash flows represents the nonaccretable difference or the amount not considered collectible, which approximates what we refer to as the “credit mark.” The credit mark established under the accounting for these loans takes into consideration future expected credit losses over the life of the loans. Accordingly, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans.

Of the $27.8 billion in outstanding HSBC U.S. card loans that we acquired that were designated as held for investment, $26.2 billion had existing revolving privileges at acquisition and were therefore excluded from the acquired loan accounting guidance applied to the loans described above. These loans were recorded at fair value of $26.9 billion at acquisition, which resulted in a net premium of $705 million that is being amortized against interest income over the remaining life of the loans. In the second quarter of 2012, we recorded provision expense of $1.2 billion to establish an allowance related to these loans. We recorded additional provision expense related to HSBC U.S. card loans of $107 million in the third quarter of 2012. The total provision expense related to HSBC U.S. card loans of $1.3 billion is included in the provision for credit losses of $3.3 billion recorded in the first nine months of 2012. For additional information, see “Credit Risk Profile” and “Note 5—Loans—Acquired Loans.”

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Income statement
Net interest income(1)	$4,646	$3,283	42%	$12,061	$9,559	26%
Non-interest income(2)	1,136	871	30	3,711	2,670	39

Total net revenue(3)	5,782	4,154	39	15,772	12,229	29
Provision for credit losses(4)	1,014	622	63	3,264	1,499	118
Non-interest expense(5)	3,045	2,297	33	8,691	6,714	29

Income from continuing operations before income taxes	1,723	1,235	40	3,817	4,016	(5)
Income tax provision	535	370	45	931	1,174	(21)

Income from continuing operations, net of taxes	1,188	865	37	2,886	2,842	2
Loss from discontinued operations, net of taxes(6)	(10)	(52)	81	(212)	(102)	(108)

Net income	1,178	813	45	2,674	2,740	(2)
Dividends and undistributed earnings allocated to participating securities	(5)	—	**	(12)	—	**

Net income available to common shareholders	$1,173	$813	44%	$2,662	$2,740	(3)%

Common share statistics
Earnings per common share:
Basic earnings per common share	$2.03	$1.78	14%	$4.80	$6.02	(20)%
Diluted earnings per common share	2.01	1.77	14	4.75	5.95	(20)
Weighted average common shares outstanding:
Basic earnings per common share	578.3	456.0	27	555.0	455.2	22
Diluted earnings per common share	584.1	460.4	27	560.1	461.0	21
Dividends per common share	$0.05	$0.05	**	$0.15	$0.15	**
Average balances
Loans held for investment(7)	$202,856	$129,043	57%	$182,870	$127,360	44%
Interest-earning assets	266,803	177,531	50	247,462	175,044	41
Total assets	297,154	201,611	47	279,527	199,616	40
Interest-bearing deposits	193,700	110,750	75	180,372	109,552	65
Total deposits	213,323	128,268	66	199,565	126,102	58
Borrowings	36,451	37,366	(2)	35,956	39,107	(8)
Stockholders’ equity	38,535	29,316	31	36,358	28,202	29

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected performance metrics
Purchase volume(8)	$48,020	$34,918	38%		$127,746	$96,941	32%
Total net revenue margin(9)	8.67%	9.36%	(69	)bps	8.50%	9.31%	(81	)bps
Net interest margin(10)	6.97	7.40	(43)		6.50	7.28	(78)
Net charge-offs	$887	$812	9%		$2,405	$2,888	(17)%
Net charge-off rate(11)	1.75%	2.52%	(77	)bps	1.75%	3.02%	(127	)bps
Net charge-off rate (excluding acquired loans)(12)	2.18	2.62	(44)		2.17	3.15	(98)
Return on average assets(13)	1.60	1.72	(12)		1.38	1.90	(52)
Return on average stockholders’ equity(14)	12.33	11.80	53		10.58	13.44	(286)
Non-interest expense as a % of average loans held for investment(15)	6.00	7.12	(112)		6.34	7.03	(69)
Efficiency ratio(16)	52.66	55.30	(264)		55.10	54.90	20
Effective income tax rate	31.1	30.0	110		24.4	29.2	(480)

(Dollars in millions)	September 30, 2012	December 31, 2011	Change
Balance sheet (period end)
Loans held for investment(7)	$203,132	$135,892	49%
Interest-earning assets	270,661	179,878	50
Total assets	301,989	206,019	47
Interest-bearing deposits	192,488	109,945	75
Total deposits	213,255	128,226	66
Borrowings	38,377	39,561	(3)
Total liabilities	262,317	176,353	49
Stockholders’ equity	39,672	29,666	34
Credit quality metrics (period end)
Allowance for loan and lease losses	$5,154	$4,250	21%
Allowance as a % of loans held for investment	2.54%	3.13%	(59	)bps
Allowance as a % of loans held for investment (excluding acquired loans)(12)	3.11	3.24	(13)
30+ day performing delinquency rate	2.54	3.35	(81)
30+ day performing delinquency rate (excluding acquired loans)(12)	3.15	3.47	(32)
30+ day delinquency rate	2.92	3.95	(103)
30+ day delinquency rate (excluding acquired loans)(12)	3.62	4.09	(47)
Capital ratios(17)
Tier 1 common ratio(18)	10.7%	9.7%	100	bps
Tier 1 risk-based capital ratio(19)	12.7	12.0	70
Total risk-based capital ratio(20)	15.0	14.9	10
Tangible common equity ratio (“TCE ratio”)(21)	8.2	8.2	**
Associates
Full-time equivalent employees (in thousands)	37.6	30.5	23%

**	Change is less than one percent or not meaningful.
(1)

Premium amortization related to the ING Direct and HSBC U.S. card acquisitions reduced net interest income by $133 million and $267 million for the three and nine months ended September 30, 2012, respectively.

(2)

Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred. See “Note 2—Acquisitions” for additional information.

(3)

Total net revenue was reduced by $185 million and $24 million for the three months ended September 30, 2012 and 2011, respectively, and by $619 million and $241 million for the nine months ended September 30, 2012 and 2011, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(4)

Provision for credit losses includes provision expense of $107 million and $1.3 billion for the three and nine months ended September 30, 2012, respectively, to establish an allowance for acquired HSBC U.S. card loans accounted for based on contractual cash flows.

(5)

Includes merger-related expenses, including transaction costs, attributable to acquisitions of $48 million and $18 million for the three months ended September 30, 2012 and 2011, respectively, and $267 million and $18 million for the nine months ended September 30, 2012 and 2011, respectively. Also includes intangible amortization expense related to purchased credit card relationships (“PCCR”) from the HSBC U.S. card acquisition of $127 million and $212 million for the three and nine months ended September 30, 2012, respectively, and other asset and intangible amortization expense related to the ING Direct and HSBC U.S. card acquisitions of $42 million and $99 million for the three and nine months ended September 30, 2012, respectively.

(6)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which we closed in 2007.

(7)

Loans held for investment includes loans acquired in the ING Direct, HSBC U.S. card and Chevy Chase Bank acquisitions. The carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $39.4 billion and $4.7 billion as of September 30, 2012 and December 31, 2011, respectively. The average balance of loans held for investment, excluding the carrying value of acquired loans, was $162.7 billion and $124.0 billion for the three months ended September 30, 2012 and 2011, respectively, and $147.7 billion and $122.2 billion for the nine months ended September 30, 2012 and 2011, respectively. See “Note 5—Loans” for additional information.

(8)	Consists of credit card purchase transactions for the period, net of returns. Excludes cash advance transactions.
(9)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.
(10)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(11)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.
(12)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Business Segment Financial Performance,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(13)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(14)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period.
(15)	Calculated based on annualized non-interest expense, excluding goodwill impairment charges, for the period divided by average loans held for investment for the period.
(16)	Calculated based on non-interest expense, excluding goodwill impairment charges, for the period divided by total net revenue for the period.
(17)	Regulatory capital ratios as of September 30, 2012 are preliminary and therefore subject to change.
(18)

Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets. See “Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(19)

Tier 1 risk-based capital ratio is a regulatory measure calculated based on Tier 1 capital divided by risk-weighted assets. See “Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(20)

Total risk-based capital ratio is a regulatory measure calculated based on total risk-based capital divided by risk-weighted assets. See “Capital Management” and “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(21)

TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

INTRODUCTION

We are a diversified financial services holding company with banking and non-banking subsidiaries that offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries included Capital One Bank (USA), National Association (“COBNA”), Capital One, National Association (“CONA”), and ING Bank, fsb as of September 30, 2012. On November 1, 2012, we merged ING Bank, fsb into CONA, with CONA surviving the merger. The Company and its subsidiaries are hereafter collectively referred to as “we,” “us” or “our.” CONA and COBNA are hereafter collectively referred to as the “Banks.” We continue to deliver on our strategy of combining the power of national scale lending and local scale banking.

The closing of the ING Direct acquisition in the first quarter of 2012 resulted in the addition of loans of $40.4 billion and other assets of $53.9 billion at acquisition. The ING Direct acquisition, which added over seven million customers and approximately $84.4 billion in deposits to our Consumer Banking business segment as of the acquisition date, strengthens our customer franchise. With the ING Direct acquisition, we have grown to become the sixth largest depository institution and the largest direct banking institution in the United States. The closing of the HSBC U.S. card acquisition in the second quarter of 2012 added approximately 27 million new active accounts and approximately $27.8 billion in outstanding credit card receivables as of the acquisition date that we designated as held for investment. Period-end loans held for investment increased to $203.1 billion and deposits increased to $213.3 billion as of September 30, 2012, up from period-end loans of $135.9 billion and deposits of $128.2 billion as of December 31, 2011.

Our revenues are primarily driven by lending to consumers and commercial customers and by deposit-taking activities, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers, merchant interchange fees with respect to certain credit card transactions, and gains and losses, as well as fees associated with the sale and servicing of loans. Our expenses primarily consist of the cost of funding our assets, our provision for credit losses, operating expenses (including associate salaries and benefits, infrastructure maintenance and enhancements and branch operations and expansion costs), marketing expenses and income taxes.

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. The acquired HSBC U.S. card business is reflected in our Credit Card business, while the acquired ING Direct business is primarily reflected in our Consumer Banking business. Certain activities that are not part of a segment are included in our “Other” category.

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

In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type. Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the three and nine months ended September 30, 2012 and 2011. We provide additional information on the realignment of our Commercial

Banking business segment below under “Business Segment Results” and in “Note 14—Business Segments” of this Report. We also provide a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 14—Business Segments.”

Table 2: Business Segment Results

	Three Months Ended September 30,
	2012				2011
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,817	66%	$741	62%	$2,720	65%	$663	76%
Consumer Banking	1,761	30	376	32	1,285	31	190	22
Commercial Banking	519	9	228	19	470	11	157	19
Other(3)	(315)	(5)	(157)	(13)	(321)	(7)	(145)	(17)

Total from continuing operations	$5,782	100%	$1,188	100%	$4,154	100%	$865	100%

	Nine Months Ended September 30,
	2012				2011
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$9,528	60%	$1,010	35%	$7,844	64%	$1,924	68%
Consumer Banking	4,906	31	1,038	36	3,699	30	692	24
Commercial Banking	1,544	10	666	23	1,367	11	478	17
Other(3)	(206)	(1)	172	6	(681)	(5)	(252)	(9)

Total from continuing operations	$15,772	100%	$2,886	100%	$12,229	100%	$2,842	100%

(1)	Total net revenue consists of net interest income and non-interest income.
(2)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 14—Business Segments.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

In the third quarter of 2012, we experienced continued momentum and strong earnings performance across all three of our business segments, including strong contributions from our acquired ING Direct and HSBC U.S. card businesses. Third quarter results, together with the issuance of $853 million in perpetual preferred securities, further bolstered our regulatory capital position. The third quarter was the first to include a full-quarter impact of the operations of both the ING Direct and HSBC U.S. card acquisitions. Our results for the quarter reflected some continuing impact from the accounting for these acquisitions and merger-related expenses. The impact, however, was considerably smaller than in the first two quarters of 2012. We are continuing to devote significant effort to integrating the operations of these acquired businesses. The combination of ING Direct and HSBC’s U.S. card business with Capital One has shifted the mix of our interest-earning assets and driven substantial growth in our total net revenues, putting us in a position that we believe will sustain strong returns and capital generation, even in an environment with low industry growth and prolonged low interest rates.

Financial Highlights

We reported net income of $1.2 billion ($2.01 per diluted share) on total net revenue of $5.8 billion in the third quarter of 2012, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $92 million ($0.16 per diluted share) on total net revenue of $5.1 billion in the second quarter of 2012, and net income of $813 million ($1.77 per diluted share) on total net revenue of $4.2 billion in the third quarter of 2011. Net income was $2.7 billion ($4.75 per diluted share) on total net revenue of $15.8 billion for the first nine months of 2012, compared with net income of $2.7 billion ($5.95 per diluted share) on total net revenue of $12.2 billion for the first nine months of 2011.

Our regulatory capital ratios, which declined in the second quarter of 2012 due to the significant increase in risk-weighted assets from the HSBC U.S. card acquisition and related purchase accounting adjustments, increased in the third quarter.

Our Tier 1 risk-based capital ratio under Basel I was 12.7% as of September 30, 2012, up from 11.6% as of June 30, 2012, while our Tier 1 common ratio increased to 10.7% as of September 30, 2012, from 9.9% as of June 30, 2012. The increases in our capital ratios reflected strong internal capital generation, as well as the issuance of $853 million in fixed-rate, non-cumulative perpetual preferred stock, which qualifies as Tier 1 capital. We provide additional information on recent capital issuances in “Capital Management—Recent Equity and Debt Offerings and Transactions.”

Below are additional highlights of our performance for the third quarter and first nine months of 2012. These highlights generally are based on a comparison to the same prior year periods, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2012, compared with our financial condition and credit performance as of December 31, 2011. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our earnings of $1.2 billion in the third quarter of 2012 increased by $360 million, or 44%, from the third quarter of 2011, while our earnings of $2.7 billion for the first nine months of 2012 decreased by $78 million, or 3%, from the first nine months of 2011. The increase in net income in the third quarter of 2012 was driven primarily by an increase in total net revenues resulting from the addition of customer accounts and loans related to the ING Direct and HSBC U.S. card acquisitions, which more than offset the increase in the provision for credit losses and non-interest expense, largely attributable to these acquisitions. The decrease in net income in the first nine months of 2012 reflected post-acquisition charges related to the HSBC U.S. card business of approximately $1.4 billion recorded in the second quarter of 2012, including a provision for credit losses of $1.2 billion to establish an allowance for approximately $26.2 billion in outstanding acquired HSBC U.S. credit card receivables designated as held for investment that had existing revolving privileges at acquisition as well as a charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees for these loans. Merger-related expenses and higher operating expenses related to our recent acquisitions as well as higher infrastructure costs related to our home loan business and growth in auto originations also had an unfavorable impact on our results for the first nine months of 2012. The impact of these items was partially offset by the favorable impact from the bargain purchase gain of $594 million attributable to the ING Direct acquisition recorded in the first quarter of 2012, higher revenue from our legacy businesses as well as increased revenue associated with the acquisitions.

•

Total Loans: Period-end loans held for investment increased by $67.2 billion, or 49%, during the first nine months of 2012, to $203.1 billion as of September 30, 2012, from $135.9 billion as of December 31, 2011. The increase was primarily attributable to the addition of the acquired ING Direct loan portfolio of $40.4 billion and acquired HSBC U.S. card loans designated as held for investment of $27.8 billion. Excluding the impact of the addition of the acquired ING Direct and HSBC U.S. card loan portfolios designated as held for investment, period-end loans held for investment decreased by $1.0 billion, or 1%. The decrease was largely due to the continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, which was partially offset by auto loan growth in our Consumer Banking business and commercial loan growth.

•

Charge-off and Delinquency Statistics: The net charge-off rate increased to 1.75% in the third quarter of 2012, from 1.53% in the second quarter of 2012. The net charge-off rate was 2.52% in the third quarter of 2011. The net charge-off rate was 1.75% for the first nine months of 2012, compared with 3.02% for the first nine months of 2011. The 30+ day delinquency rate increased to 2.92% as of September 30, 2012, from 2.43% as of June 30, 2012. The 30+ day delinquency rate was 3.95% as of December 31, 2011. As discussed above, the accounting and classification of acquired loans accounted for based on estimated cash flows expected to be collected may significantly alter some of our reported credit quality metrics. The “credit mark” established in conjunction with acquired loans from the ING Direct and HSBC U.S. card acquisitions absorbed a significant portion of the uncollectible amounts that we would have recorded as charge-offs on these portfolios in the second and third quarters of 2012, resulting in unusually low net-charge off rates for the second and third quarters. We provide information on our credit quality metrics, excluding the impact of acquired loans accounted for based on estimated cash flows expected to be collected, below under “Business Segments” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We increased our allowance by $156 million in the third quarter of 2012 and by $904 million in the first nine months of 2012 to $5.2 billion as of September 30, 2012. The increase in each period was primarily attributable to the $26.2 billion in acquired HSBC U.S. card loans that had existing revolving privileges at acquisition. We recorded an allowance build and provision for credit losses for HSBC U.S. card loans of $107 million in the third quarter of 2012 and $1.2 billion in the second quarter. Although the allowance increased, the coverage ratio of the allowance to total loans held for investment fell to 2.54% as of September 30, 2012, from 3.13% as of December 31, 2011. The decrease in the allowance coverage ratio was largely due to the addition of the acquired ING Direct and HSBC U.S. card loans accounted for based on estimated cash flows expected to be collected, for which we have not recorded an allowance in accordance with the required accounting guidance for these loans. We expect the credit mark determined at acquisition to absorb the estimated uncollectible contractual amounts over the life of the acquired loans.

•

Representation and Warranty Provision: We did not record a provision for repurchase losses in the third quarter of 2012. We recorded a provision for repurchase losses of $349 million in the first nine months of 2012. In comparison, we recorded a provision for repurchase losses of $72 million and $153 million in the third quarter and first nine months of 2011, respectively. The increase in the provision for repurchase losses in the first nine months of 2012 was primarily driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and a first quarter settlement between a subsidiary and a GSE to resolve present and future claims. The mortgage representation and warranty reserve was $919 million as of September 30, 2012, compared with $943 million as of December 31, 2011. We provide additional information on the representation and warranty reserve in “Note 15—Commitments, Contingencies and Guarantees.”

Business Segments

•

Credit Card: Our Credit Card business generated net income from continuing operations of $741 million and $1.0 billion in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $663 million and $1.9 billion in the third quarter and first nine months of 2011, respectively. The increase in earnings in the third quarter of 2012 over the same period last year was primarily attributable to growth in total net revenue, largely due to the addition of credit card receivables from the HSBC U.S. card acquisition. The increase in net revenue was partially offset by higher non-interest expense due to the operating expenses of the HSBC U.S. card business and amortization of intangible and other assets recorded at acquisition, including PCCR amortization expense of $127 million in the third quarter of 2012, and an increase in the provision for credit losses due to the addition of HSBC U.S. card loans, coupled with the absence of an allowance release of $178 million recorded in the third quarter of 2011. The decrease in earnings in the first nine months of 2012 from the same period last year was largely due to significant charges related to the HSBC U.S. card acquisition, including a provision for credit losses of $1.3 billion in the first nine months of 2012 to establish an allowance for acquired HSBC U.S. credit card receivables with revolving credit card privileges and PCCR amortization expense of $212 million in the first nine months of 2012. The unfavorable impact of these charges diminished the favorable impact from the increase in total net revenue resulting from the addition of credit card receivables from the HSBC U.S. card acquisition.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $376 million and $1.0 billion in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $190 million and $692 million in the third quarter and first nine months of 2011, respectively. The increase in earnings was attributable to growth in total net revenue, which was partially offset by higher non-interest expense and an increase in the provision for credit losses. Growth in revenue stemmed from higher average loan balances resulting from increased auto loan originations over the last two years and added home loans from the ING Direct acquisition, coupled with the significant increase in deposits from the ING Direct acquisition. The increase in non-interest expense was largely due to operating expenses associated with ING Direct, higher infrastructure expenditures related to our home loan business and growth in auto originations and modestly higher marketing expenditures in our retail banking operations. The increase in the provision for credit losses was largely due to higher auto loan balances resulting from growth in auto loan originations.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $228 million and $666 million in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $157 million and $478 million in the third quarter and first nine months of 2011, respectively. The improvement in results for Commercial Banking was attributable to an increase in revenues driven by increased average loan balances as well as a decrease in the provision for credit losses due to improving credit trends. These factors were partially offset by higher non-interest expense resulting from operating costs associated with the increased volume of loan originations in our commercial real estate and commercial and industrial businesses, increased infrastructure expenditures and the expansion into new markets.

Recent Developments

Hurricane Sandy

On October 29, 2012, Hurricane Sandy made landfall on the New Jersey coast. The Federal Emergency Management Agency (“FEMA”) has given a Major Disaster Declaration to coastal counties in Connecticut, New Jersey and New York. Other counties in those states and in other states in the Northeast and Mid-Atlantic also experienced varying, although lesser, damage and disruption from the storm. We have significant consumer and commercial loan exposure in Connecticut, New Jersey and New York, the states with the most severe FEMA disaster declarations. Note that some of these exposures are not in the counties that received the most damage. See “Note 16—Subsequent Events” for more information.

The storm and its aftermath expose these loans to an elevated risk of loss. Due to the recency of events, we have not completed our evaluation of the impact of the storm and do not know the extent of disruption to the individuals, businesses, or properties that support these loans. Consequently, it is too early to estimate the potential financial impact on our future earnings. Historically, insurance proceeds and government support that follow natural disasters have significantly mitigated our losses. However, we cannot give assurance that those historical patterns will apply in this case, particularly given our concentration of Commercial Real Estate exposure in the hardest hit areas.

ING Bank, fsb Merger

On November 1, 2012, we effected the merger of ING Bank, fsb with CONA, with CONA surviving the merger. See “Supervision and Regulation” for more information.

Senior Notes Offering

We closed a public offering of two different series of our senior notes on November 6, 2012, for total proceeds of approximately $1.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2015 and $750 million aggregate principal amount of our 1.000% Senior Notes due 2015.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Quarterly Report on Form 10-Q. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions, except for the forward-looking statements specifically discussing the acquisitions of ING Direct and HSBC’s U.S. credit card business, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for more information on the forward-looking statements in this report and “Item 1A. Risk Factors” in our 2011 Form 10-K for factors that could materially influence our results.

Total Company Expectations

Our strategies and actions are designed to deliver and sustain strong returns and capital generation through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships create and sustain significant long-term value through low credit costs, long and loyal customer relationships and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and new partnerships in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in scalable infrastructure and operating platforms that are appropriate for a bank of our size and business mix so that we can meet the rising regulatory and compliance requirements facing all banks and deliver a “brand-defining” customer experience that builds and sustains a valuable, long-term customer franchise. The acquisitions of ING Direct and HSBC’s U.S. credit card business strengthened and expanded our customer base, and, over time, we expect to expand and deepen our customer relationships with new products and services.

We expect our average loans for the full-year 2013 to decline modestly from third quarter 2012 average loan balances, as significant run-off of mortgage and card loans we acquired is partially offset by growth in our businesses. We expect run-off of approximately $11 billion in ending loan balances in 2013, primarily comprised of approximately $9 billion in mortgage loans acquired from ING Direct and Chevy Chase Bank, and approximately $2 billion in credit card loans acquired from HSBC. We expect this run-off to be partially offset by growth in certain of our businesses, including parts of Domestic Card, Auto and Commercial Banking. However, we expect continued weak consumer demand across our Credit Card and auto lending businesses, as well as intensifying competition in several businesses, particularly auto and commercial and industrial lending.

We expect average quarterly non-interest expense, excluding marketing costs, through 2013 to be approximately equal to non-interest expense, excluding marketing costs, for the third quarter of 2012. We also expect our marketing expense for 2013 to be approximately $1.5 billion.

We believe our actions have created a well-positioned balance sheet with strong capital and liquidity levels, and a strong capital generation trajectory. We expect to exceed an assumed Basel III Tier 1 common ratio internal target of 8 percent in 2013. Our estimated Basel III capital trajectory includes the estimated impact of implementing the Basel II Advanced Approaches to calculate regulatory capital, which we expect will apply to us in 2016 or later. The assumed 8 percent Basel III Tier 1 common ratio target assumes a buffer of 50 basis points for a systemically important financial institution (SIFI) under applicable rules and regulations and a further buffer of 50 basis points. It is estimated based on our current interpretation, expectations and understanding of the Basel III capital rules and other capital regulations proposed by U.S. regulators and the application of such rules to our businesses as currently conducted. Basel III calculations are necessarily subject to change based on, among other things, the scope and terms of the final rules and regulations, model calibration and other implementation guidance, changes in our businesses and certain actions of management, including those affecting the composition of our balance sheet. The actual target will depend on regulatory expectations and business judgments. We believe this ratio provides useful information to investors and others by measuring our progress against expected future regulatory capital standards.

Business Segment Expectations

Credit Card Business

As noted above, in Domestic Card, the closing of the HSBC U.S. card acquisition has impacted and will continue to affect quarterly trends in loan growth, revenue margin and credit metrics. We anticipate that the run-off of parts of the portfolios acquired in the HSBC U.S. card acquisition as well as anticipated run-off of in our installment loan portfolio will more than offset the underlying growth trajectory in other parts of our Domestic Card business resulting in a modest decline in full-year average loan balances in 2013 from average loan balances in the third quarter of 2012. The credit mark on the non-revolving credit card loans acquired in the HSBC U.S. card acquisition has already absorbed a significant portion of the credit losses on those loans. We expect that virtually all future net charge-offs on the accounts acquired in the HSBC U.S. card acquisition will be covered by the allowance for loan and lease losses, and the Domestic Card charge-off rate will increase accordingly in the fourth quarter of 2012. Thereafter, we expect charge-off levels to remain relatively stable with normal seasonal patterns.

As we have disclosed in the past, we are taking actions that we believe will enhance our franchise, such as aligning HSBC customer practices with our own, and ending the sale of products like payment protection. By the fourth quarter of 2013, we expect that these moves will result in a 50 basis point reduction from the third quarter 2012 revenue margin, adjusted for seasonality and the impact of post-acquisition HSBC U.S. card purchase accounting adjustments. And, in 2014, the run-off of another year of payment protection products is expected to reduce revenue margin by another 10 basis points from 2013. We also expect the run-off of higher-margin, higher-loss HSBC U.S. card loans will change the mix of loans in our Domestic Card business, driving another 15 basis points of reduction from third quarter revenue margin by the fourth quarter of 2013. Other factors which we are unable to accurately predict will also affect revenue margin. These factors, which include market and pricing dynamics, credit trends, and competitive intensity, could have positive or negative impacts on the Domestic Card revenue margin.

Consumer Banking Business

In our Consumer Banking business, we expect the ING Direct acquisition to continue to have a significant impact on Consumer Banking loan volumes as we anticipate that run-off in the acquired Home Loans portfolio will more than offset growth in auto loans.

Commercial Banking Business

Our Commercial Banking business continues to grow loans, deposits, and revenues as we attract new customers and deepen relationships with existing customers. Although we anticipate some quarterly fluctuations in nonperforming loan and charge-off rates, we expect our Commercial Banking business to continue strong and relatively steady performance trends throughout 2012 and into 2013.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed our judgments and assumptions with the Audit and Risk Committee of the Board of Directors. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in the “MD&A—Critical Accounting Policies and Estimates” section of our 2011 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the three and nine months ended September 30, 2012 and 2011. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for the three and nine months ended September 30, 2012 and 2011.

Table 3: Average Balances, Net Interest Income and Net Interest Yield

	Three Months Ended September 30,
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Loans held for investment:
Credit card:(2)
Domestic	$80,502	$2,995	14.88%	$53,668	$1,961	14.62%
International	8,154	336	16.47	8,703	353	16.24

Credit card	88,656	3,331	15.03	62,371	2,314	14.84
Consumer banking(3)	77,271	1,168	6.05	34,862	857	9.83
Commercial banking	36,767	381	4.14	31,615	372	4.71
Other	162	21	51.85	195	7	14.36

Total loans held for investment	202,856	4,901	9.66	129,043	3,550	11.00

Investment securities	57,928	335	2.31	37,189	264	2.84
Other interest-earning assets	6,019	18	1.20	11,299	21	0.74

Total interest-earning assets	$266,803	$5,254	7.88%	$177,531	$3,835	8.64%

Cash and due from banks	2,285			1,742
Allowance for loan and lease losses	(5,003)			(4,488)
Premises and equipment, net	3,561			2,731
Other assets	29,508			24,095

Total assets	$297,154			$201,611

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$193,700	$371	0.77%	$110,750	$294	1.06%
Securitized debt obligations	13,331	64	1.92	18,478	89	1.93
Senior and subordinated notes	11,035	85	3.08	10,519	84	3.19
Other borrowings	12,085	88	2.91	8,369	85	4.06

Total interest-bearing liabilities	$230,151	$608	1.06%	$148,116	$552	1.49%

Non-interest bearing deposits	19,623			17,518
Other liabilities	8,845			6,661

Total liabilities	258,619			172,295
Stockholders’ equity	38,535			29,316

Total liabilities and stockholders’ equity	$297,154			$201,611

Net interest income/spread		$4,646	6.82%		$3,283	7.15%

Impact of non-interest bearing funding			0.15			0.25

Net interest margin			6.97%			7.40%

	Nine Months Ended September 30,
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Assets:
Interest-earning assets:
Loans held for investment:
Credit card:(2)
Domestic	$68,744	$7,286	14.13%	$53,148	$5,651	14.18%
International	8,216	966	15.68	8,741	1,055	16.09

Credit card	76,960	8,252	14.30	61,889	6,706	14.45
Consumer banking(3)	70,405	3,379	6.40	34,515	2,497	9.65
Commercial banking	35,347	1,137	4.29	30,746	1,096	4.75
Other	158	43	36.29	210	35	22.22

Total loans held for investment	182,870	12,811	9.34	127,360	10,334	10.82

Investment securities	55,158	968	2.34	39,685	893	3.00
Other interest-earning assets	9,434	70	0.99	7,999	59	0.98

Total interest-earning assets	$247,462	$13,849	7.46%	$175,044	$11,286	8.60%

Cash and due from banks	5,413			1,851
Allowance for loan and lease losses	(4,470)			(5,058)
Premises and equipment, net	3,259			2,722
Other assets	27,863			25,057

Total assets	$279,527			$199,616

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$180,372	$1,055	0.78%	$109,552	$923	1.12%
Securitized debt obligations	14,816	213	1.92	22,041	342	2.07
Senior and subordinated notes	10,839	260	3.20	8,910	211	3.16
Other borrowings	10,301	260	3.37	8,156	251	4.10

Total interest-bearing liabilities	$216,328	$1,788	1.10%	$148,659	$1,727	1.55%

Non-interest bearing deposits	19,193			16,550
Other liabilities	7,648			6,205

Total liabilities	243,169			171,414
Stockholders’ equity	36,358			28,202

Total liabilities and stockholders’ equity	$279,527			$199,616

Net interest income/spread		$12,061	6.36%		$9,559	7.05%

Impact of non-interest bearing funding			0.14			0.23

Net interest margin			6.50%			7.28%

(1)

Past due fees included in interest income totaled approximately $530 million and $303 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $1.2 billion and $793 million for the nine months ended September 30, 2012 and 2011, respectively. Premium amortization related to the ING Direct and HSBC U.S. card acquisitions reduced net interest income by $133 million and $267 million for the three and nine months ended September 30, 2012, respectively.

(2)	Credit card loans consist of domestic and international credit card loans and installment loans.
(3)	Consumer banking loans consist of auto, home and retail banking loans.

Table 4 presents the variances between our net interest income for the three and nine months ended September 30, 2012 and 2011, and the extent to which the variance was attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

(Dollars in millions)	Three Months Ended September 30, 2012 vs. 2011			Nine Months Ended September 30, 2012 vs. 2011
	Total Variance	Variance Due to		Total Variance	Variance Due to
		Volume	Rate		Volume	Rate
Interest income:
Loans held for investment:
Credit card	$1,017	$987	$30	$1,546	$1,617	$(71)
Consumer banking	311	738	(427)	882	1,936	(1,054)
Commercial banking	9	56	(47)	41	154	(113)
Other	14	(1)	15	8	(10)	18

Total loans held for investment	1,351	1,780	(429)	2,477	3,697	(1,220)
Investment securities	71	127	(56)	75	299	(224)
Other	(3)	(13)	10	11	11	—

Total interest income	1,419	1,894	(475)	2,563	4,007	(1,444)

Interest expense:
Deposits	77	175	(98)	132	473	(341)
Securitized debt obligations	(25)	(25)	—	(129)	(105)	(24)
Senior and subordinated notes	1	4	(3)	49	46	3
Other borrowings	3	32	(29)	9	59	(50)

Total interest expense	56	186	(130)	61	473	(412)

Net interest income	$1,363	$1,708	$(345)	$2,502	$3,534	$(1,032)

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Net interest income of $4.6 billion for the third quarter of 2012 increased by $1.4 billion, or 42%, from the third quarter of 2011, driven by a 50% increase in average interest-earning assets, which was partially offset by a 6% decline in our net interest margin to 6.97%.

Net interest income of $12.1 billion for the first nine months of 2012 increased by $2.5 billion, or 26%, from the first nine months of 2011, driven by a 41% increase in average interest-earning assets, which was partially offset by an 11% decline in our net interest margin to 6.50%.

•

Average Interest-Earning Assets: The significant increase in average interest-earning assets reflects the addition of the ING Direct loan portfolio of $40.4 billion in the first quarter of 2012, the addition of the $27.8 billion in outstanding HSBC U.S. card loans that we acquired and designated as held for investment in the second quarter of 2012. The third quarter of 2012 was the first quarter that included a full-quarter impact of both the ING Direct and HSBC U.S. card acquisitions. Growth in average-interest earning assets was also driven by strong auto loan originations over the past twelve months and commercial loan growth. The growth in loan balances from acquisitions was partially offset by the expected run-off of higher-margin, higher loss HSBC U.S. card loans and the expected continuing run-off of installment loan and acquired home loan portfolios. The run-off of home loans has accelerated slightly as a result of the low mortgage interest rate environment.

•

Net Interest Margin: The decrease in our net interest margin was attributable to a decline in the average yield on our interest-earning assets, largely due to the shift in the mix of our interest-earning assets to a larger proportion of lower yielding assets resulting from the acquired ING Direct home loan and investment security portfolios and temporarily higher cash balances from the recent equity and debt offerings. The ING Direct interest-earning assets generally have lower yields than our legacy loan and the investment security portfolios. In addition, the establishment of a finance charge and fee reserve of $174 million in the second quarter of 2012 for the acquired HSBC U.S. card loan portfolio and premium amortization expense related to the ING Direct and HSBC U.S. card acquisitions of $133 million and $267 million in the third quarter and first nine months of 2012, respectively, contributed to the reduction in the average yield on interest-earning assets. The decrease in the average yield on interest-earnings assets was partially offset by a reduction in our cost of funds. We have continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

Non-Interest Income

Non-interest income primarily consists of service charges and other customer-related fees, interchange income (net of rewards expense) and other non-interest income. The servicing fees, finance charges, other fees, net of charge-offs and interest paid to third-party investors related to our consolidated securitization trusts are reported as a component of non-interest income. We also record the provision for repurchase losses related to continuing operations in non-interest income. The “other” component of non-interest income includes gains and losses on derivatives not accounted for in hedge accounting relationships and gains and losses from the sale of investment securities, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

Table 5 displays the components of non-interest income for the three and nine months ended September 30, 2012 and 2011.

Table 5: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Service charges and other customer-related fees	$557	$542	$1,511	$1,527
Interchange fees, net	452	321	1,188	972
Bargain purchase gain(1)	—	—	594	—
Net other-than-temporary impairment (“OTTI”)	(13)	(6)	(40)	(15)
Other non-interest income:
Provision for repurchase losses(2)	—	3	(42)	(5)
Other	140	11	500	191

Total other non-interest income	140	14	458	186

Total non-interest income	$1,136	$871	$3,711	$2,670

(1)	Represents the excess of the fair value of the net assets acquired in the ING Direct acquisition as of the acquisition date of February 17, 2012 over the consideration transferred.
(2)

We did not record a provision for repurchase losses for the three months ended September 30, 2012. We recorded a total provision for repurchase losses of $72 million for the three months ended September 30, 2011, and $349 million and $153 million for the nine months ended September 30, 2012 and 2011, respectively. The remaining portion of the provision for repurchase losses is included, net of tax, in discontinued operations.

Non-interest income of $1.1 billion for the third quarter of 2012 increased by $265 million, or 30%, from non-interest income of $871 million for the third quarter of 2011. The increase was largely attributable to increased fees resulting from continued growth and market share from new account originations and the acquisition of ING Direct in the first quarter of 2012 and the HSBC U.S. card acquisition in the second quarter of 2012. In addition, we recognized mark-to-market gains on retained interests in interest-only strips and negative amortization mortgage securities of $75 million in the third quarter of 2012, attributable to lower market interest rates.

Non-interest income of $3.7 billion for the first nine months of 2012 increased by $1.0 billion, or 39%, from non-interest income of $2.7 billion for the first nine months of 2011. This increase reflected the combined impact of the bargain purchase gain of $594 million recognized in the first quarter of 2012 at acquisition of ING Direct, income of $162 million recorded in the first quarter of 2012 from the sale of Visa stock shares, the increased fees resulting from continued growth and market share from new account originations, due in part to the acquisitions of ING Direct and the HSBC U.S. card portfolio and the mark-to-market gains of $75 million recognized on retained interests in mortgage-related securities in the third quarter of 2012. The favorable impact of these items was partially offset by cross-sell activities related to expected customer refunds of approximately $114 million recorded in the first nine months of 2012, a mark-to-market derivative loss of $78 million recognized in the first quarter of 2012 related to the settlement of interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition and an increase in the provision for repurchase losses.

We also recorded higher other-than-temporary impairment losses of $13 million and $40 million in the third quarter and first nine months of 2012, respectively, compared with $6 million and $15 million in the third quarter and first nine months of 2011, respectively. The impairment losses stemmed from deterioration in the credit quality of certain non-agency mortgage-backed securities due to the persistent weakness in the housing market. We provide additional information on other-than-temporary impairment recognized on our available-for-sale securities in “Note 4—Investment Securities.”

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

We recorded a provision for credit losses of $1.0 billion and $3.3 billion in the third quarter and first nine months of 2012, respectively, compared with $622 million and $1.5 billion in the third quarter and first nine months of 2011, respectively. The significant increase in our provision for credit losses was primarily related to the addition of the $26.2 billion in outstanding HSBC U.S. card loans designated as held for investment that had existing revolving privileges at acquisition. These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. Fair value was determined by discounting all expected cash flows (contractual principal, interest, finance charges and fees of $33.3 billion less those amounts not expected to be collected of $3.0 billion) at a market discount rate.

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to revolving loans, it is necessary to record an allowance through provision for credit losses to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In the second quarter of 2012, we recorded provision for credit losses of $1.2 billion to establish an allowance primarily related to these loans. We recorded an additional allowance and provision for credit losses for these loans of $107 million in the third quarter of 2012. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card loan portfolio. The provision for credit losses of $107 million and $1.3 billion for the third quarter and first nine months of 2012, respectively, is included in the total provision for credit losses recorded for each period. The provision for credit losses, excluding the allowance build related to acquired HSBC U.S. card loans, was $907 million and $2.0 billion for the third quarter and the first nine months of 2012, respectively. The increase in the provision for credit losses excluding the impact of the allowance build for acquired HSBC U.S. card loans was largely attributable to the growth in auto loan originations, coupled with the absence of the allowance for loan losses release for our credit card business in 2011.

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

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associated employee benefits, communications and other technology expenses, supplies and equipment, occupancy costs, and miscellaneous expenses. Marketing expenses are also included in non-interest expense. Table 6 displays the components of non-interest expense for the three and nine months ended September 30, 2012 and 2011.

Table 6: Non-Interest Expense

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Salaries and associate benefits	$1,002	$750	$2,837	$2,206
Marketing	316	312	971	917
Communications and data processing	198	178	573	504
Supplies and equipment	209	143	534	402
Occupancy	145	122	413	359
Merger-related expense	48	18	267	18
Other non-interest expense:
Professional services	310	269	916	820
Collections	139	137	417	431
Fraud losses	52	32	129	89
Bankcard association assessments	149	103	396	289
Amortization of intangibles	197	53	414	165
Other	280	180	824	514

Total other non-interest expense	1,127	774	3,096	2,308

Total non-interest expense	$3,045	$2,297	$8,691	$6,714

Non-interest expense of $3.0 billion for the third quarter of 2012 increased by $748 million, or 33%, from the third quarter of 2011. The increase was primarily due to higher operating expenses and merger-related costs related to our recent acquisitions, higher infrastructure costs from our continued investments in our home loan business and growth in auto originations, and increased amortization of intangibles resulting from the ING Direct and HSBC U.S. card acquisitions. We recorded intangible amortization expense related to purchased credit card relationships (“PCCR”) from the HSBC U.S. card acquisition of $127 million in the third quarter of 2012. We recorded other asset and intangible amortization expense related to the ING Direct and HSBC U.S. card acquisitions of $42 million in the third quarter of 2012.

Non-interest expense of $8.7 billion for the first nine months of 2012 increased by $2.0 billion, or 29%, from the first nine months of 2011. The increase was primarily due to higher operating expenses and merger-related costs related to our recent acquisitions, increased marketing expenditures, higher infrastructure costs from our continued investments in our home loan business and growth in auto originations, and increased amortization on intangibles. We recorded PCCR intangible amortization expense related to the HSBC U.S. card acquisition of $212 million in the first nine months of 2012. We recorded other asset and intangible amortization expense related to the ING Direct and HSBC U.S. card acquisitions of $99 million in the first nine months of 2012. Our results for the first nine months of 2012 also reflect the unfavorable impact of civil penalties of $60 million related to cross-sell activities and net legal costs of $98 million related to interchange and other litigation developments.

Income Taxes

Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affect the relative impact tax benefits from tax-exempt income, tax credits and other tax items.

We recorded an income tax provision based on income from continuing operations of $535 million (31.1% effective income tax rate) in the third quarter of 2012, compared with an income tax provision of $370 million (30.0% effective income tax rate) in the third quarter of 2011. The increase in the effective tax rate in the third quarter of 2012 compared to the third quarter of 2011 was attributable to the release of a valuation allowance against certain state deferred tax assets, which was recorded in the third quarter of 2011 and contributed to a reduction in the effective tax rate for the period.

We recorded an income tax provision based on income from continuing operations of $931 million (24.4% effective income tax rate) for the first nine months of 2012, compared with an income tax provision of $1.2 billion (29.2% effective income tax rate) for the first nine months of 2011. Our effective income tax rate for the first nine months of 2012 reflects the impact of discrete tax benefits of $213 million primarily related to the non-taxable ING Direct bargain purchase gain of $594 million, recognition of a deferred tax benefit due to changes in our state tax position as a result of the acquisition of the HSBC U.S. card business and the resolution of certain tax issues and audits. Our effective tax rate for the first nine months of 2011 reflects the impact of tax benefits of $98 million related to the release of a valuation allowance against certain state deferred tax assets and net operating loss carryforwards and the resolution of certain tax issues and audits. Our effective income tax rate, excluding the benefit from these discrete tax items, was 30.0% and 31.7% for the first nine months of 2012 and 2011, respectively. The decrease in our effective income tax rate, excluding the impact of discrete items, for the first nine months of 2012 relative to the same period in the prior year was primarily due to an increase in affordable housing and other business tax credits.

We provide additional information on items affecting our income taxes and effective tax rate in our 2011 Form 10-K under “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit that we closed in 2007.

We did not record a provision for repurchase losses in the third quarter of 2012. We recorded a pre-tax provision for repurchase losses of $349 million in the first nine months of 2012, of which $307 million ($194 million, net of tax) was included in discontinued operations. In comparison, we recorded a pre-tax provision for repurchase losses of $72 million in the third quarter of 2011, of which $75 million ($53 million, net of tax) was included in discontinued operations, and a pre-tax provision of $153 million in the first nine months of 2011, of which $147 million ($104 million, net of tax) was included in discontinued operations.

The increase in the provision for repurchase losses in the first nine months of 2012 was primarily driven by updated estimates in the first and second quarters of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future claims.

We provide additional information on the provision for repurchase losses and the related reserve for potential representation and warranty claims in “Consolidated Balance Sheet Analysis—Potential Mortgage Representation and Warranty Liabilities” and “Note 15—Commitments, Contingencies and Guarantees.”

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

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type. As a result of this re-alignment, we now report three product categories: commercial and multifamily real estate, commercial and industrial loans and small-ticket commercial real estate, which is a run-off portfolio. We previously reported four categories within our Commercial Banking business: commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate. Middle market and specialty lending related products are included in commercial and industrial loans. All affordable housing tax-related investments, some of which were previously included in the “Other” segment, are now included in the commercial and multifamily real estate category of our Commercial Banking business. Prior period amounts have been recast to conform to the current period presentation.

We summarize our business segment results for the three and nine months ended September 30, 2012 and 2011 in the tables below and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of September 30, 2012, compared with December 31, 2011. See “Note 14—Business Segments” of this Report for a reconciliation of our business segment results to our consolidated results. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated net income from continuing operations of $741 million and $1.0 billion in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $663 million and $1.9 billion in the third quarter and first nine months of 2011, respectively. The primary sources of revenue for our Credit Card business are interest income and non-interest income from customers and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, communications and other technology expenses, supplies and equipment, occupancy costs, as well as marketing expenses.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card operations, and displays selected key metrics for the periods indicated. The closing on May 1, 2012 of the HSBC U.S. card acquisition, which added approximately $27.8 billion in outstanding credit card receivables designated as held for investment to our Credit Card business, had a significant impact on the results of our Credit Card business for the third quarter and first nine months of 2012.

Table 7: Credit Card Business Results

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income(1)	$2,991	$2,042	46%		$7,333	$5,873	25%
Non-interest income	826	678	22		2,195	1,971	11

Total net revenue(2)	3,817	2,720	40		9,528	7,844	21
Provision for credit losses	892	511	75		3,061	1,270	141
Non-interest expense	1,790	1,188	51		4,921	3,604	37

Income from continuing operations before income taxes	1,135	1,021	11		1,546	2,970	(48)
Income tax provision	394	358	10		536	1,046	(49)

Income from continuing operations, net of tax	$741	$663	12%		$1,010	$1,924	(48)%

Selected performance metrics:
Average loans held for investment	$88,656	$62,371	42%		$76,960	$61,889	24%
Average yield on loans held for investment(3)	15.03%	14.84%	19	bps	14.30%	14.45%	(15	)bps
Total net revenue margin(4)	17.22	17.44	(22)		16.51	16.90	(39)
PCCR intangible amortization(5)	$127	—	—		$212	—	—
Net charge-off rate(6)	3.22	4.23	(101)		3.43	5.13	(170)
Net charge-off rate (excluding acquired loans)(7)	3.23	4.23	(100)		3.45	5.13	(168)
Purchase volume(8)	$48,020	$34,918	38%		$127,746	$96,941	32%

(Dollars in millions)	September 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$89,033	$65,075	37%
30+ day delinquency rate(9)	3.65%	3.86%	(21	)bps
30+ day delinquency rate (excluding acquired loans)(7)	3.67%	3.86%	(19	)bps
Allowance for loan and lease losses	$3,944	$2,847	39%

**	Change is less than one percent or not meaningful.
(1)	Includes premium amortization expense related to the HSBC U.S. card acquisition of $65 million and $111 million for the three and nine months ended September 30, 2012.
(2)

Total net revenue was reduced by $185 million and $24 million for the three months ended September 30, 2012 and 2011, respectively and $619 million and $241 million for the nine months ended September 30, 2012 and 2011, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(3)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(4)	Calculated by dividing annualized total revenue for the period by average loans held for investment during the period for the specified loan category.
(5)

Represents amortization expense related to the purchased credit card relationships intangible asset of $2.2 billion recorded in connection with the closing on May 1, 2012 of the HSBC U.S. card acquisition.

(6)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(7)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Summary of Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(8)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(9)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2012, compared with the third quarter and first nine months of 2011 included the following:

•

Net Interest Income: Net interest income increased by $949 million, or 46%, in the third quarter of 2012 and by $1.5 billion, or 25%, in the first nine months of 2012. The increase in each period was primarily attributable to a substantial increase in average loans held for investment resulting from the HSBC U.S. card acquisition in the second quarter of 2012.

•

Non-Interest Income: Non-interest income increased by $148 million, or 22%, in the third quarter of 2012 and by $224 million, or 11%, in the first nine months of 2012. The increase in each period was primarily driven by higher net interchange generated from purchase volume growth and customer-related fees resulting from the addition of customer accounts associated with the HSBC U.S. card acquisition in the second quarter of 2012. This increase for the first nine months of 2012 was partially offset by charges of $75 million and $24 million in the first and second quarter of 2012, respectively, for expected refunds to customers affected by cross-sell activities in our Domestic Card business as well as the discontinuance of the recognition of revenue for any amounts billed for cross-sell customers affected.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business totaled $892 million in the third quarter of 2012, compared with $511 million in the third quarter of 2011. The increase in the provision in the third quarter of 2012 was primarily driven by provision for credit losses of $107 million recorded to increase the allowance for HSBC U.S. card receivables with revolving privileges, coupled with the absence of an allowance release of $178 million recorded in the third quarter of 2011. The provision for credit losses totaled $3.1 billion in the first nine months of 2012, compared with $1.3 billion in the first nine months of 2011. The significant increase in the provision in the first nine months of 2012 was primarily driven by provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for HSBC U.S. card receivables with revolving privileges. The allowance releases recorded in 2011 reflected the significant improvement in credit performance, which began to stabilize in 2012. The provision for credit losses, excluding the allowance build related to HSBC U.S. card loans, totaled $785 million and $1.8 billion for the third quarter and first nine months of 2012.

•

Non-Interest Expense: Non-interest expense increased by $602 million, or 51%, in the third quarter of 2012 and by $1.3 billion, or 37% in the first nine months of 2012. The increase was largely due to higher operating expenses resulting from addition of the HSBC U.S. card business and the amortization of intangibles and other assets associated with the HSBC U.S. card acquisition, including intangible amortization of purchased credit card relationships of $127 million and $212 million in the third quarter and first nine months of 2012, respectively. Other items contributing to the increase in non-interest expense in the first nine months of 2012 include merger-related expenses associated with the HSBC U.S. card acquisition, regulatory fines of $60 million related to cross-sell activities in the Domestic Card business and litigation expense of $98 million to cover interchange and other legal matters in the second quarter of 2012.

•

Total Loans: Period-end loans in our Credit Card business increased by $24.0 billion, or 37%, to $89.0 billion as of September 30, 2012, from $65.1 billion as of December 31, 2011, primarily due to the addition of the $27.8 billion in outstanding HSBC U.S. card loans classified as held for investment, which was partially offset by the continued run-off of our installment loan portfolio and expected third quarter seasonal run-off of credit card receivables.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 3.22% and 3.43% in the third quarter and first nine months of 2012, respectively, from 4.23% and 5.13% in the third quarter and first nine months of 2011, respectively. Our reported charge-offs reflect the absence of charge-offs for the acquired HSBC U.S. card loans accounted for based on estimated cash flows expected to be collected over the life of the loans as the credit mark established at acquisition is expected to absorb uncollectible contractual amounts. The decreases in the net-charge off rates was due in part to the addition of the HSBC U.S. card portfolio to the denominator in calculating our reported charge-off and the lag in the impact of charge-offs related to this portfolio. The 30+ day delinquency rate decreased to 3.65% as of September 30, 2012, from 3.86% as of December 31, 2011.

Domestic Card Business

Domestic Card generated net income from continuing operations of $673 million and $924 million in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $637 million and $1.9 billion in the third quarter and first nine months of 2011, respectively. Because our Domestic Card business currently accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.

The increase of $36 million in Domestic Card net income from continuing operations in the third quarter of 2012 from the same prior year period was driven by an increase in total net revenue largely due to the addition of the HSBC U.S. card portfolio. The increase in total net revenue was partially offset by a higher provision for credit losses, largely attributable to the allowance build for the HSBC U.S. card loan portfolio, an increase in non-interest expense due to higher operating expenses resulting from the acquisition of the HSBC U.S. card business and the amortization of intangibles and other assets associated with the HSBC U.S. card acquisition, including intangible amortization expense related to purchased credit card relationships of $127 million in the third quarter of 2012.

The decrease of $1.0 billion in Domestic Card net income from continuing operations in the first nine months of 2012 from the same prior year period was driven by an increase in total net revenue largely due to the addition of the HSBC U.S. card portfolio, which was more than offset by the unfavorable impact of several items related to the HSBC U.S. card acquisition. These items included a significant increase in the provision for credit losses resulting from an allowance build of $1.3 billion for the HSBC U.S. card loan portfolio and an increase in non-interest expense due to higher operating expenses resulting from the acquisition of the HSBC U.S. card business and the amortization of intangibles and other assets associated with the HSBC U.S. card acquisition, including intangible amortization expense related to purchased credit card relationships of $212 million in the first nine months of 2012. The regulatory fine related to cross-sell activities of $60 million and litigation expenses to cover interchange and other settlements recorded in the second quarter of 2012 also contributed to the increase in non-interest expense in the first nine months of 2012.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income(1)	$2,715	$1,753	55%		$6,546	$5,011	31%
Non-interest income	722	588	23		1,927	1,755	10

Total net revenue	3,437	2,341	47		8,473	6,766	25
Provision for credit losses	811	381	113		2,772	798	247
Non-interest expense	1,584	972	63		4,270	2,970	44

Income from continuing operations before income taxes	1,042	988	5		1,431	2,998	(52)
Income tax provision	369	351	5		507	1,065	(52)

Income from continuing operations, net of tax	$673	$637	6%		$924	$1,933	(52)%

Selected performance metrics:
Average loans held for investment	$80,502	$53,668	50%		$68,744	$53,148	29%
Average yield on loans held for investment(2)	14.88%	14.62%	26	bps	14.13%	14.18%	(5	)bps
Total net revenue margin(3)	17.08	17.45	(37)		16.43	16.97	(54)
PCCR intangible amortization(4)	$127	—	—		$212	—	—
Net charge-off rate(5)	3.04	3.92	(88)		3.21	4.94	(173)
Purchase volume(6)	$44,552	$31,686	41%		$117,776	$87,780	34%

(Dollars in millions)	September 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$80,621	$56,609	42%
30+ day delinquency rate(7)	3.52%	3.66%	(14	)bps
Allowance for loan and lease losses	$3,494	$2,375	47%

(1)	Includes premium amortization expense related to the HSBC U.S. card acquisition of $65 million and $111 million for the three and nine months ended September 30, 2012.
(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(3)	Calculated by dividing annualized total revenue for the period by loans held for investment during the period for the specified loan category.
(4)

Represents amortization expense related to the purchased credit card relationships intangible asset of $2.2 billion recorded in connection with the closing on May 1, 2012 of the HSBC U.S. card acquisition.

(5)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(6)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(7)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

International Card Business

Our International Card business generated net income from continuing operations of $68 million and $86 million in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $26 million in the third quarter of 2011 and a net loss of $9 million in the first nine months of 2011.

The primary driver of the improvement in results in the third quarter and first nine months of 2012 was a decrease in the provision for credit losses, attributable to lower net-charge offs resulting from an improvement in the credit environment in Canada and the U.K. and the absence of an allowance build for the Hudson’s Bay Company loan portfolio of approximately $105 million that we acquired in January 2011.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 7.2: International Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$276	$289	(4)%		$787	$862	(9)%
Non-interest income	104	90	16		268	216	24

Total net revenue	380	379	**		1,055	1,078	(2)
Provision for credit losses	81	130	(38)		289	472	(39)
Non-interest expense	206	216	(5)		651	634	3

Income from continuing operations before income taxes	93	33	182		115	(28)	511
Income tax provision	25	7	257		29	(19)	253

Income from continuing operations, net of tax	$68	$26	162%		$86	$(9)	1,056%

Selected performance metrics:
Average loans held for investment	$8,154	$8,703	(6)%		$8,216	$8,741	(6)%
Average yield on loans held for investment(1)	16.47%	16.24%	23	bps	15.68%	16.09%	(41	)bps
Revenue margin(2)	18.64	17.42	122		17.12	16.44	68
Net charge-off rate(3)	4.95	6.15	(120)		5.32	6.31	(99)
Purchase volume(4)	$3,468	$3,232	7%		$9,970	$9,161	9%

(Dollars in millions)	September 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment	$8,412	$8,466	(1)%
30+ day delinquency rate(5)	4.92%	5.18%	(26	)bps
Allowance for loan and lease losses	$450	$472	(5)%

**	Change is less than one percent or not meaningful.
(1)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(2)	Calculated by dividing annualized total revenue for the period by loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(5)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category. The 30+ day performing delinquency rate is the same as the 30+ day delinquency rate for our Credit Card business, as credit card loans remain on accrual status until the loan is charged-off.

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $376 million and $1.0 billion in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $190 million and $692 million in the third quarter and first nine months of 2011, respectively. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, communications and other technology expenses, supplies and equipment and occupancy costs.

On February 17, 2012, we acquired ING Direct, and the substantial majority of the lending and retail deposit businesses acquired are reported in the Consumer Banking segment. The acquisition resulted in the addition of loans with a carrying value of $40.4 billion and deposits of $84.4 billion at acquisition.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$1,501	$1,097	37%		$4,285	$3,131	37%
Non-interest income	260	188	38		621	568	9

Total net revenue	1,761	1,285	37		4,906	3,699	33
Provision for credit losses	202	136	49		420	272	54
Non-interest expense	977	853	15		2,879	2,351	22

Income from continuing operations before income taxes	582	296	97		1,607	1,076	49
Income tax provision	206	106	94		569	384	48

Income from continuing operations, net of tax	$376	$190	98%		$1,038	$692	50%

Selected performance metrics:
Average loans held for investment:(1)
Auto	$25,923	$19,757	31%		$24,336	$18,851	29%
Home loan	47,262	11,126	325		41,930	11,537	263
Retail banking	4,086	3,979	3		4,139	4,127	**

Total consumer banking	$77,271	$34,862	122%		$70,405	$34,515	104%

Average yield on loans held for investment	6.05%	9.83%	(378	)bps	6.40%	9.65%	(325	)bps
Average deposits	$173,334	$88,266	96%		$159,273	$86,375	84%
Average deposit interest rate	0.71%	0.95%	(24	)bps	0.71%	0.98%	(27	)bps
Core deposit intangible amortization	$41	$32	28%		$120	$100	20%
Net charge-off rate(2)	0.83%	1.32%	(49	)bps	0.69%	1.30%	(61	)bps
Net charge-off rate (excluding acquired loans)(2)	1.70	1.51	19		1.34	1.50	(16)
Automobile loan originations	$3,905	$3,409	15%		$12,481	$8,890	40%

(Dollars in millions)	September 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$26,434	$21,779	21%
Home loans	46,275	10,433	344
Retail banking	4,029	4,103	(2)

Total consumer banking	$76,738	$36,315	111%

30+ day performing delinquency rate(4)	2.23%	4.47%	(224	)bps
30+ day performing delinquency rate (excluding acquired loans)(3)	4.50	5.06	(56)
30+ day delinquency rate(5)	2.91	5.99	(308)
30+ day delinquency rate (excluding acquired loans)(3)	5.85	6.78	(93)
Nonperforming loan rate(6)	0.84	1.79	(95)
Nonperforming loan rate (excluding acquired loans)(3)	1.69	2.03	(34)
Nonperforming asset rate(7)	0.89	1.94	(105)
Nonperforming asset rate (excluding acquired loans)(3)	1.78	2.20	(42)
Allowance for loan and lease losses	$711	$652	9%
Deposits	173,100	88,540	96
Loans serviced for others	15,659	17,998	(13)

**	Change is less than one percent or not meaningful.
(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of consumer banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $38.6 billion and $4.2 billion as of September 30, 2012, and December 31, 2011, respectively. The average balance of consumer banking loans held for investment, excluding the carrying value of acquired loans, was $38.0 billion and $30.4 billion for the three months ended September 30, 2012 and 2011, respectively and $36.0 billion and $29.9 billion for the nine months ended September 30, 2012 and 2011, respectively.

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

Key factors contributing to the improvement in the results of our Consumer Banking business for the third quarter and first nine months of 2012, compared with the third quarter and first nine months of 2011 included the following:

•

Net Interest Income: Net interest income increased by $404 million, or 37%, in the third quarter of 2012 and by $1.2 billion, or 37%, in the first nine months of 2012. The increase was primarily attributable to an increase in average loans held for investment resulting from the acquisition of ING Direct home loans and deposits in the first quarter of 2012 and growth in auto loan balances due to increased auto loan originations over the past two years. This increase was partially offset by the expected continued run-off of acquired home loans, which has accelerated slightly as a result of the low mortgage interest rate environment. The favorable impact from the increase in average loans more than offset a decline in average loan yields resulting from the lower yielding acquired ING Direct home loan portfolio.

•

Non-Interest Income: Non-interest income increased by $72 million, or 38%, in the third quarter of 2012 and by $53 million, or 9%, in the first nine months of 2012. The increase was primarily attributable to mark-to-market gains on retained interests in interest-only strips and negative amortization mortgage securities recognized in the third quarter of 2012.

•

Provision for Credit Losses: The provision for credit losses increased by $66 million to $202 million in the third quarter of 2012 and by $148 million to $420 million in the first nine months of 2012. The increase in the provision was largely due to higher auto loan balances resulting from increased originations over the past two years, which more than offset the benefits from lower net charge-off rates and continued credit performance improvement. We recorded allowance builds of $42 million and $59 million in the third quarter and first nine months of 2012, respectively, compared with an allowance build of $22 million in the third quarter of 2011 and an allowance release of $55 million in the first nine months of 2011.

•

Non-Interest Expense: Non-interest expense increased by $124 million, or 15%, in the third quarter of 2012 and by $528 million, or 22% in the first nine months of 2012. The increase was largely attributable to operating expenses related to ING Direct, merger-related expenses associated with the acquisition and higher infrastructure expenditures resulting from continued investments in the home loan business and growth in auto loan balances as a result of increased auto loan originations over the past two years.

•

Total Loans: Period-end loans held for investment in our Consumer Banking business more than doubled, increasing by $40.4 billion to $76.7 billion as of September 30, 2012, from $36.3 billion as of December 31, 2011, primarily due to the acquisition of $40.4 billion of ING Direct home loans and growth in auto loan originations, which were partially offset by the expected continued run-off of our acquired home loan portfolios.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $84.6 billion, or 96%, to $173.1 billion as of September 30, 2012, from $88.5 billion as of December 31, 2011, primarily due to the addition of ING Direct deposits of $84.4 billion and a modest increase in deposits in our retail branch franchise.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 0.83% and 0.69% in the third quarter and first nine months of 2012, respectively, from 1.32% and 1.30% in the third quarter and first nine months of 2011, respectively. The 30+ day delinquency rate decreased to 2.91% as of September 30, 2012, from 5.99% as of December 31, 2011. The improvement in our reported net charge-off and delinquency rates for our Consumer Banking business reflects the impact of the addition of the ING Direct home loan portfolio, the substantial majority of which is accounted for based on estimated cash flows expected to be collected over the life of the loans. As discussed above in “Summary of Selected Financial Data,” because the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The overall improvement in credit quality metrics, excluding acquired loans, reflects improved credit performance in our legacy consumer loan portfolios.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $228 million and $666 million in the third quarter and first nine months of 2012, respectively, compared with net income from continuing operations of $157 million and $478 million in the third quarter and first nine months of 2011, respectively. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, communications and other technology expenses, supplies and equipment, occupancy costs and marketing expenditures. Because we have some affordable housing tax-related investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
Selected income statement data:
Net interest income	$432	$407	6%		$1,290	$1,171	10%
Non-interest income	87	63	38		254	196	30

Total net revenue	519	470	10		1,544	1,367	13
Provision for credit losses	(87)	(10)	770		(250)	(45)	456
Non-interest expense	253	237	7		765	671	14

Income from continuing operations before income taxes	353	243	45		1,029	741	39
Income tax provision	125	86	45		363	263	38

Income from continuing operations, net of tax	$228	$157	45%		$666	$478	39%

Selected performance metrics:
Average loans held for investment:(1)
Commercial and multifamily real estate	$16,654	$14,291	17%		$16,004	$13,912	15%
Commercial and industrial	18,817	15,726	20		17,955	15,121	19

Total commercial lending	35,471	30,017	18		33,959	29,033	17
Small-ticket commercial real estate	1,296	1,598	(19)		1,388	1,713	(19)

Total commercial banking	$36,767	$31,615	16%		$35,347	$30,746	15%

Average yield on loans held for investment	4.14%	4.71%	(57	)bps	4.29%	4.75%	(46	)bps
Average deposits	$28,063	$25,321	11%		$27,859	$24,645	13%
Average deposit interest rate	0.31%	0.47%	(16	)bps	0.34%	0.51%	(17	)bps
Core deposit intangible amortization	$8	$10	(20)%		$26	$31	(16)%
Net charge-off rate(2)	—%	0.37%	(37	)bps	0.13%	0.55%	(42	)bps
Net charge-off rate (excluding acquired loans)(3)	—	0.38	(38)		0.13	0.56	(43)

(Dollars in millions)	September 30, 2012	December 31, 2011	Change
Selected period-end data:
Loans held for investment:(1)
Commercial and multifamily real estate	$16,963	$15,736	8%
Commercial and industrial	18,965	17,088	11

Total commercial lending	35,928	32,824	9
Small-ticket commercial real estate	1,281	1,503	(15)

Total commercial banking	$37,209	$34,327	8%

Nonperforming loan rate(4)	0.82%	1.08%	(26	)bps
Nonperforming loan rate (excluding acquired loans)(3)	0.83	1.10	(27)
Nonperforming asset rate(5)	0.87	1.17	(30)
Nonperforming asset rate (excluding acquired loans)(3)	0.88	1.18	(30)
Allowance for loan and lease losses	$460	$715	(36)%
Deposits	28,670	26,683	7

(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of commercial banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $398 million and $479 million as of September 30, 2012, and December 31, 2011, respectively. The average balance of commercial banking loans held for investment, excluding the carrying value of acquired loans, was $36.4 billion and $34.9 billion in the third quarter and first nine months of 2012, respectively and $31.1 billion and $30.3 billion in the third quarter and first nine months of 2011, respectively.

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

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2012, compared with the third quarter and first nine months of 2011 included the following:

•

Net Interest Income: Net interest income increased by $25 million, or 6%, in the third quarter of 2012 and by $119 million, or 10%, in the first nine months of 2012. The increase was primarily driven by higher deposit balances and growth in commercial real estate and commercial and industrial loans, partially offset by lower spreads between interest-earning assets and net deposits.

•

Non-Interest Income: Non-interest income increased by $24 million, or 38% in the third quarter of 2012 and by $58 million, or 30% in the first nine months of 2012, largely attributable to growth in fees from ancillary services provided to customers and a gain of $7 million recorded in the third quarter of 2012 on the sale of certain real-estate investment projects.

•

Provision for Credit Losses: The provision for credit losses was a net benefit of $87 million and $250 million in the third quarter and first nine months of 2012, compared with net benefit of $10 million and $45 million in the third quarter and first nine months 2011. The improvements were due to both a lower level of net loan charge-offs and an increase in allowance releases, attributable to an improvement in underlying credit performance trends. We recorded releases of the combined allowance and reserve for unfunding lending commitments of $87 million and $283 million in the third quarter and first nine months of 2012, respectively, compared with releases of $39 million and $172 million in the third quarter and first nine months of 2011, respectively.

•

Non-Interest Expense: Non-interest expense increased by $16 million, or 7% in the third quarter of 2012 and by $94 million, or 14% in the first nine months of 2012. The increase was due to costs associated with higher originations in our commercial real estate and commercial and industrial businesses, expansion into new markets and infrastructure investments.

•

Total Loans: Period-end loans in the Commercial Banking business increased by $2.9 billion, or 8%, to $37.2 billion as of September 30, 2012, from $34.3 billion as of December 31, 2011. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $2.0 billion, or 7%, to $28.7 billion as of September 30, 2012, from $26.7 billion as of December 31, 2011, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off Statistics: Net charge-offs totaled $1 million and $34 million in the third quarter and first nine months of 2012, respectively, compared with $29 million and $127 million in the third quarter and first nine months of 2011, respectively. The net charge-off rate decreased to 0.00% and 0.13% in third quarter and first nine months of 2012, from 0.37% and 0.55% in the third quarter and first nine months of 2011, respectively. The significant improvement in the credit metrics in our Commercial Banking business reflects a continued improvement in credit trends and strengthening of underlying collateral values, resulting in lower loss severities and opportunities for recoveries on previously charged-off loans.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $302.0 billion as of September 30, 2012 increased by $96.0 billion, or 47%, from $206.0 billion as of December 31, 2011. Total liabilities of $262.3 billion as of September 30, 2012, increased by $85.9 billion, or 49%, from $176.4 billion as of December 31, 2011. The increase in total assets and total liabilities was largely attributable to the assets acquired and liabilities assumed in the ING Direct and HSBC U.S. card acquisitions. Stockholders’ equity increased by $10.0 billion during the first nine months of 2012, to $39.7 billion as of September 30, 2012 from $29.7 billion as of December 31, 2011. The increase in stockholders’ equity was attributable to our net income of $2.7 billion in the first nine months of 2012, and $6.8 billion of capital raised from equity issuances during the first nine months of 2012.

Following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2012.

Investment Securities

Our portfolio of investment securities available for sale, which had a fair value of $61.5 billion and $38.8 billion, as of September 30, 2012 and December 31, 2011, respectively, consists of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans, commercial paper, and home equity lines of credit; municipal securities; foreign government/agency bonds; covered bonds; and Community Reinvestment Act (“CRA”) equity securities. Investments in U.S. Treasury, agency securities and other securities implicitly or explicitly guaranteed by the U.S. Government, based on fair value, accounted for 71% of our total investment securities available for sale as of September 30, 2012, compared with 69% as of December 31, 2011.

Substantially all of our investment securities were classified as available for sale as of September 30, 2012 and reported in our consolidated balance sheet at fair value. In the third quarter of 2012, we purchased $15 million of securities that were designated as held to maturity and are included in other assets in our consolidated balance sheet.

Table 10 presents the amortized cost and fair value for the major categories of our portfolio of investment securities available for sale as of September 30, 2012 and December  31, 2011.

Table 10: Investment Securities Available for Sale

(Dollars in millions)	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$1,553	$1,558	$115	$124
U.S. agency debt obligations(1)	813	817	131	138
Residential mortgage-backed securities (“RMBS”):
Agency(2)	34,735	35,515	24,980	25,488
Non-agency	3,797	3,914	1,340	1,162

Total RMBS	38,532	39,429	26,320	26,650

Commercial mortgage-backed securities (“CMBS”):
Agency(2)	5,299	5,410	697	711
Non-agency	1,326	1,385	459	476

Total CMBS	6,625	6,795	1,156	1,187

Asset-backed securities(3)	11,646	11,720	10,119	10,150
Other securities(4)	1,105	1,145	462	510

Total securities available for sale	$60,274	$61,464	$38,303	$38,759

(1)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $100 million and $130 million as of September 30, 2012 and December 31, 2011, respectively, and fair value of $103 million and $137 million, as of September 30, 2012 and December 31, 2011, respectively. The remaining balance consists of debt that is implicitly or explicitly guaranteed by the U.S. Government.

(2)

Consists of MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $19.0 billion, $11.1 billion, and $9.9 billion and $12.3 billion, $8.9 billion and $4.5 billion, respectively, as of September 30, 2012 and December 31, 2011, respectively; and fair value of $19.4 billion, $11.4 billion, and $10.1 billion and $12.6 billion, $9.1 billion and $4.5 billion, respectively, as of September 30, 2012 and December 31, 2011, respectively. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments individually exceeded 10% of our stockholders’ equity as of September 30, 2012 and December 31, 2011.

(3)

Consists of securities collateralized by credit card loans, auto dealer floor plan inventory loans and leases, auto loans, student loans, equipment loans, and other. The distribution among these asset types was approximately 73% credit card loans, 13% auto dealer floor plan inventory loans and leases, 5% auto loans, 1% student loans, 3% equipment loans, 2% commercial paper, and 3% other as of September 30, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 87% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2012, compared with 86% as of December 31, 2011.

(4)	Consists of foreign government/agency bonds, covered bonds, municipal securities and equity investments primarily related to CRA activities.

Our portfolio of investment securities available for sale increased by $22.7 billion, or 59%, in the first nine months of 2012. The increase was primarily attributable to the acquisition of ING Direct investment securities of $30.2 billion, which was partially offset by the sale of investment securities of approximately $14.3 billion. We recorded a net gain of $42 million from the sale of these securities.

Unrealized gains and losses on our portfolio of investment securities available for sale are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $1.3 billion and gross unrealized losses of $114 million on available-for sale investment securities as of September 30, 2012, compared with gross unrealized gains of $683 million and gross unrealized losses of $227 million as of December 31, 2011. The substantial majority of the gross unrealized losses as of September 30, 2012 and December 31, 2011 related to non-agency residential MBS. Of the $114 million gross unrealized losses as of September 30, 2012, $58 million related to investment securities that had been in a loss position for more than 12 months.

We recognized net OTTI on investment securities of $13 million and $40 million in the third quarter and first nine months of 2012. In comparison, we recognized net OTTI on investment securities of $6 million and $15 million in the third quarter and first nine months of 2011. The increase in net OTTI recognized in earnings was due in part to acquired investment securities from ING Direct, coupled with deterioration in the credit performance and outlook of certain non-agency securities as a result of the prolonged weakness and slow recovery in the housing market.

We provide additional information on our available-for-sale investment securities in “Note 4—Investment Securities.”

Credit Ratings

Our portfolio of investment securities available for sale continues to be concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and government sponsored enterprises or agencies. Approximately 91% of our total investment securities portfolio was rated AA+ or its equivalent, or higher, as of both September 30, 2012 and December 31, 2011. Approximately 6% and 4% were below investment grade as of September 30, 2012 and December 31, 2011, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 11 provides information on the credit ratings of our non-agency residential MBS, non-agency commercial MBS and asset-backed securities, which accounted for the substantial majority of the gross unrealized losses related to our portfolio of investment securities available for sale as of September 30, 2012 and December 31, 2011.

Table 11: Non-Agency Investment Securities Credit Ratings

	September 30, 2012				December 31, 2011
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency residential MBS	$3,797	1%	6%	93%	$1,340	—%	3%	97%
Non-agency commercial MBS	1,326	96	4	—	459	92	8	—
Other asset-backed securities	11,646	87	12	1	10,119	86	14	—

Loans Held for Investment

Table 12 summarizes, by major loan category, loans held for investment, net of the allowance for loan and lease losses, as of September 30, 2012 and December 31, 2011.

Table 12: Net Loans Held for Investment

(Dollars in millions)	September 30, 2012			December 31, 2011
	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$89,033	$3,944	$85,089	$65,075	$2,847	$62,228
Consumer Banking	76,738	711	76,027	36,315	652	35,663
Commercial Banking	37,209	460	36,749	34,327	715	33,612
Other	152	39	113	175	36	139

Total	$203,132	$5,154	$197,978	$135,892	$4,250	$131,642

Total loans held for investment increased by $67.2 billion, or 49%, in the first nine months of 2012 to $203.1 billion as of September 30, 2012. The increase was primarily attributable to the addition of $40.4 billion of loans from the ING Direct acquisition and $27.8 billion in outstanding credit card receivables classified as held for investment from the HSBC U.S. card acquisition, which was partially offset by the continued expected run-off of loans in businesses we exited or repositioned, other loan pay downs and charge-offs. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile.”

Customer Deposits

Our deposits have become our largest source of funding for our operations and asset growth. Total customer deposits increased by $85.1 billion, or 66%, in the first nine months of 2012, to $213.3 billion as of September 30, 2012, from $128.2 billion as of December 31, 2011. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. We provide additional information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $3.8 billion, or 23%, to $12.7 billion as of September 30, 2012, from $16.5 billion as of December 31, 2011. The decrease was attributable to scheduled maturities of the debt underlying our credit card securitization trusts.

Senior and Subordinated Notes and Other Borrowings

Senior and subordinated notes and other borrowings increased by $2.7 billion to $25.7 billion as of September 30, 2012, from $23.0 billion as of December 31, 2011. The increase was primarily attributable to an increase of $2.4 billion in FHLB Advances and proceeds of $1.25 billion from the issuance of new senior notes, which was partially offset by the maturity of $632 million of outstanding senior notes and a reduction of $497 million in short-term borrowings comprised of federal funds purchased and securities loaned or sold under repurchase agreements. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

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

The aggregate reserves for all three subsidiaries were $919 million as of September 30, 2012, compared with $1.0 billion as of June 30, 2012, and $943 million as of December 31, 2011. The decrease in the reserve for the three months ended September 30, 2012 was driven primarily by the resolution of some non-GSE whole loan repurchase requests.

The table below summarizes changes in our representation and warranty reserves for the three and nine months ended September 30, 2012 and 2011, and for full year 2011.

Table 13: Changes in Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,		Full Year
(Dollars in millions)	2012	2011	2012	2011	2011
Representation and warranty repurchase reserve, beginning of period(1)	$1,002	$869	$943	$816	$816
Provision for repurchase losses	—	72	349	153	212
Net realized losses	(83)	(49)	(373)	(77)	(85)

Representation and warranty repurchase reserve, end of period(1)	$919	$892	$919	$892	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.

We recorded a provision for repurchase losses of $349 million for the nine months ended September 30, 2012, driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future repurchase claims.

The decrease in the reserve in the three months ended September 30, 2012 was driven primarily by the resolution of some non-GSE whole loan repurchase requests.

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.8 billion and $479 million, respectively, as of September 30, 2012, and our maximum exposure to loss was $2.9 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

National banks also are subject to prompt corrective action capital regulations. Under prompt corrective action regulations, a bank is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6% (200 basis points higher than the above minimum capital standard), a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets these minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies. We also disclose a Tier 1 common ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common capital. While this regulatory capital measure is widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. As discussed below, the joint regulators have recently released proposed capital regulations that will revise the prompt corrective action capital requirements and establish a minimum standard for the Tier 1 common ratio.

Table 14 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks and ING Bank, fsb under the OCC’s capital adequacy standards as of September 30, 2012 and December 31, 2011. Table 15 provides the details of the calculation of our capital ratios.

Table 14: Capital Ratios Under Basel I(1)

(Dollars in millions)	September 30, 2012(2)			December 31, 2011
	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp(3)
Tier 1 common(4)	10.7%	N/A	N/A	9.7%	N/A	N/A
Tier 1 risk-based capital(5)	12.7	4.0%	6.0%	12.0	4.0%	6.0%
Total risk-based capital(6)	15.0	8.0	10.0	14.9	8.0	10.0
Tier 1 leverage(7)	9.9	4.0	N/A	10.1	4.0	N/A
Capital One Bank (USA) N.A. (“COBNA”)
Tier 1 risk-based capital	12.0%	4.0%	6.0%	11.2%	4.0%	6.0%
Total risk-based capital	15.4	8.0	10.0	15.0	8.0	10.0
Tier 1 leverage	10.9	4.0	5.0	10.2	4.0	5.0
Capital One, N.A. (“CONA”)
Tier 1 risk-based capital	12.3%	4.0%	6.0%	11.0%	4.0%	6.0%
Total risk-based capital	13.6	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage	10.3	4.0	5.0	8.7	4.0	5.0
ING Bank, fsb(8)
Tier 1 risk-based capital	27.3%	4.0%	6.0%	N/A	N/A	N/A
Total risk-based capital	27.4	8.0	10.0	N/A	N/A	N/A
Tier 1 leverage	9.4	4.0	5.0	N/A	N/A	N/A

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.”
(2)	Regulatory capital ratios as of September 30, 2012 are preliminary and therefore subject to change.
(3)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(4)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(5)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(6)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(7)	Tier 1 leverage ratio is calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.
(8)	On November 1, 2012, we merged ING Bank, fsb into CONA, with CONA surviving the merger.

We exceeded minimum capital requirements and met the “well capitalized” ratio levels for total risk-based capital and Tier 1 risk-based capital under Federal Reserve rules for bank holding companies as of September 30, 2012 and December 31, 2011. The Banks and ING Bank, fsb also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of September 30, 2012 and December 31, 2011.

Table 15: Risk-Based Capital Components Under Basel I(1)

(Dollars in millions)	September 30, 2012(2)	December 31, 2011
Total stockholders’ equity	$39,672	$29,666
Less: Net unrealized gains on securities available for sale recorded in AOCI(3)	(752)	(289)
Net losses (gains) on cash flow hedges recorded in AOCI(3)	(6)	71
Disallowed goodwill and other intangible assets(4)	(14,497)	(13,855)
Disallowed deferred tax assets	(221)	(534)
Noncumulative perpetual preferred stock(5)	(853)	—
Other	(12)	(2)

Tier 1 common capital	23,331	15,057
Plus: Noncumulative perpetual preferred stock(5)	853	—
Tier 1 restricted core capital items(6)	3,636	3,635

Tier 1 capital	27,820	18,692

Plus: Long-term debt qualifying as Tier 2 capital	2,119	2,438
Qualifying allowance for loan and lease losses	2,767	1,979
Other Tier 2 components	17	23

Tier 2 capital	4,903	4,440

Total risk-based capital(7)	$32,723	$23,132

Risk-weighted assets(8)	$218,390	$155,657

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I.
(2)	Regulatory capital ratios as of September 30, 2012 are preliminary and therefore subject to change.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Noncumulative perpetual preferred stock qualifies as Tier 1 capital; however, it does not qualify as Tier 1 common capital.
(6)	Consists primarily of trust preferred securities.
(7)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
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

On October 17, 2012, the OCC approved, subject to several conditions, CONA’s application to merge with ING Bank with CONA surviving the merger. Capital One effected the merger on November 1, 2012. In addition, the OCC approved CONA’s companion application to reduce capital surplus, which was necessary to manage excess capital levels that would result from the merger. CONA effected the reduction in surplus through a return of capital to Capital One immediately prior to the merger. The merger and reduction in CONA’s capital surplus had no effect on Capital One’s total capital.

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

Regulatory restrictions exist that limit the ability of the Banks and ING Bank, fsb to transfer funds to our bank holding company. Funds available for dividend payments from COBNA, CONA and ING Bank, fsb based on the Earnings Limitation Test were $3.6 billion, $1.3 billion and $540 million, respectively, as of September 30, 2012. Although funds are available for dividend payments from the Banks, we would execute a dividend from the Banks in consultation with the OCC. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. See “Equity and Debt Offerings and Transactions” for more information. There can be no assurance that we will declare and pay any dividends.

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

Equity and Debt Offerings and Transactions

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

On February 17, 2012, we issued 54,028,086 shares of Capital One common stock with a fair value of $2.6 billion in exchange for the equity interests and assets and liabilities associated with the ING Direct acquisition.

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

On August 20, 2012, we issued and sold 35,000,000 depositary shares (“Depositary Shares”), each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, $0.01 par value, with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Stock”). Dividends will accrue on the Series B Preferred Stock at a rate of 6% per annum, payable quarterly in arrears. The net proceeds of the offering of the 35,000,000 Depositary Shares were approximately $853 million, after deducting underwriting commissions and offering expenses. Pursuant to the terms of the Series B Preferred Stock, while the Series B Preferred Stock is outstanding, if full dividends for the preceding dividend period on all outstanding shares of Series B Preferred Stock have not been declared and paid, we will be prohibited from declaring or paying dividends on our common stock and any series of securities then outstanding that rank equally with the Series B Preferred Stock, subject to certain limited exceptions, including for dividends payable solely in shares of our common stock.

In addition, while the Series B Preferred Stock is outstanding, if full dividends for the preceding dividend period on all outstanding shares of Series B Preferred Stock have not been declared and paid, we will be prohibited from repurchasing, redeeming or otherwise acquiring shares of our common stock or shares of any series of securities then outstanding that rank equally with the Series B Preferred Stock, subject to certain limited exceptions.

On September 10, 2012, one of the ING Sellers sold 54,028,086 shares of our common stock in an underwritten public offering, representing all of the shares of common stock we issued to the ING Sellers in connection with the ING Direct acquisition. We did not receive any proceeds from the offering.

We closed a public offering of two different series of our senior notes on November 6, 2012, for total proceeds of approximately $1.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2015 and $750 million aggregate principal amount of our 1.000% Senior Notes due 2015.

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

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets under restricted loans for securitization investors. Table 16 presents the composition of our total held-for-investment loan portfolio, by business segments, as of September 30, 2012 and December 31, 2011. Table 16 also displays acquired loans accounted for based on estimated cash flows expected to be collected, which consists of a limited portion of the credit card loans acquired in the HSBC transaction and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions. See the discussion of “Acquired Loans” below in this section.

Table 16: Loan Portfolio Composition

(Dollars in millions)	September 30, 2012				December 31, 2011
	Loans	Acquired Loans(1)	Total	% of Total	Loans	Acquired Loans(1)	Total	% of Total
Credit Card business:
Credit card loans:
Domestic credit card loans	$79,253	$347	$79,600	39.2%	$54,682	$—	$54,682	40.3%
International credit card loans	8,412	—	8,412	4.1	8,466	—	8,466	6.2

Total credit card loans	87,665	347	88,012	43.3	63,148	—	63,148	46.5

Installment loans:
Domestic installment loans	997	24	1,021	0.5	1,927	—	1,927	1.4

Total credit card	88,662	371	89,033	43.8	65,075	—	65,075	47.9

Consumer Banking business:
Automobile	26,411	23	26,434	13.0	21,732	47	21,779	16.0
Home loan	7,719	38,556	46,275	22.8	6,321	4,112	10,433	7.7
Other retail	3,990	39	4,029	2.0	4,058	45	4,103	3.0

Total consumer banking	38,120	38,618	76,738	37.8	32,111	4,204	36,315	26.7

Commercial Banking business:(2)
Commercial and multifamily real estate	16,800	163	16,963	8.4	15,573	163	15,736	11.6
Commercial and industrial	18,729	236	18,965	9.3	16,770	318	17,088	12.6

Total commercial lending	35,529	399	35,928	17.7	32,343	481	32,824	24.2

Small-ticket commercial real estate	1,281	—	1,281	0.6	1,503	—	1,503	1.1

Total commercial banking	36,810	399	37,209	18.3	33,846	481	34,327	25.3

Other:
Other loans	152	—	152	0.1	175	—	175	0.1

Total loans held for investment	$163,744	$39,388	$203,132	100.0%	$131,207	$4,685	$135,892	100.0%

(1)	Consists of acquired loans accounted for based on estimated cash flows expected to be collected. See “Note 5—Loans” for additional information.
(2)	Includes construction and land development loans totaling $2.1 billion and $2.2 billion as of September 30, 2012 and December 31, 2011, respectively.

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

Delinquency Rates

Table 17 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of September 30, 2012 and December 31, 2011. Table 17 also presents these metrics, adjusted to exclude from the denominator acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

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

Table 17: 30+ Day Delinquencies

(Dollars in millions)	September 30, 2012						December 31, 2011
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$2,836	3.52%	3.53%	$2,836	3.52%	3.53%	$2,073	3.66%	3.66%	$2,073	3.66%	3.66%
International credit card	414	4.92	4.92	414	4.92	4.92	438	5.18	5.18	438	5.18	5.17

Total credit card	3,250	3.65	3.67	3,250	3.65	3.67	2,511	3.86	3.86	2,511	3.86	3.86

Consumer Banking business:
Automobile	1,617	6.12	6.12	1,736	6.56	6.57	1,498	6.88	6.90	1,604	7.36	7.38
Home loan	68	0.15	0.89	408	0.88	5.30	93	0.89	1.47	478	4.58	7.56
Retail banking	29	0.73	0.74	87	2.16	2.18	34	0.83	0.84	94	2.29	2.32

Total consumer banking	1,714	2.23	4.50	2,231	2.91	5.85	1,625	4.47	5.06	2,176	5.99	6.78

Commercial Banking business:
Commercial and multifamily real estate	54	0.32	0.32	182	1.07	1.08	217	1.38	1.40	342	2.17	2.20
Commercial and industrial	80	0.42	0.43	167	0.88	0.89	78	0.45	0.46	152	0.89	0.91

Total commercial lending	134	0.37	0.38	349	0.97	0.98	295	0.91	0.91	494	1.50	1.53

Small-ticket commercial real estate	46	3.56	3.56	59	4.61	4.61	104	6.94	6.94	141	9.38	9.38

Total commercial banking	180	0.48	0.49	408	1.10	1.11	399	1.16	1.18	635	1.85	1.88

Other:
Other loans	13	8.38	8.38	44	28.95	28.95	17	9.65	9.65	46	26.29	26.29

Total	$5,157	2.54%	3.15%	$5,933	2.92%	3.62%	$4,552	3.35%	3.47%	$5,368	3.95%	4.09%

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.

Table 18 presents an aging of 30+ day delinquent loans included in the above table.

Table 18: Aging and Geography of 30+ Day Delinquent Loans

(Dollars in millions)	September 30, 2012		December 31, 2011
	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$203,132	100.0%	$135,892	100.00%

Delinquency status:
30 – 59 days	$2,497	1.23%	$2,306	1.70%
60 – 89 days	1,269	0.62	1,092	0.80
90 + days	2,167	1.07	1,970	1.45

Total	$5,933	2.92%	$5,368	3.95%

Geographic region:
Domestic	$5,519	2.72%	$4,930	3.63%
International	414	0.20	438	0.32

Total	$5,933	2.92%	$5,368	3.95%

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total held-for-investment loan portfolio, including acquired loans.

Table 19 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of September 30, 2012 and December 31, 2011. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest on credit card loans through the date of charge-off, typically in the period the account becomes 180 days past due. While credit card loans remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 19: 90+ Days Delinquent Loans Accruing Interest

(Dollars in millions)	September 30, 2012		December 31, 2011
	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card(2)	$1,459	1.64%	$1,196	1.84%
Consumer	2	0.00	5	0.01
Commercial	20	0.05	41	0.12

Total	$1,481	0.73%	$1,242	0.91%

Geographic region:(3)
Domestic	$1,304	0.64%	$1,047	0.77%
International	177	0.09	195	0.14

Total	$1,481	0.73%	$1,242	0.91%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)

Includes credit card loans that continue to accrue finance charges and fees until charged-off at 180 days. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $185 million and $24 million in the third quarter of 2012 and 2011, respectively and $619 million and $241 million in the first nine months of 2012 and 2011, respectively. The reserve for uncollectible billed finance charges and fees totaled $288 million as of September 30, 2012, and $74 million as of December 31, 2011.
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

Table 20 presents comparative information on nonperforming loans, by loan category, and other nonperforming assets as of September 30, 2012 and December 31, 2011. Nonperforming loans held for sale are excluded from nonperforming loans, as they are recorded at lower of cost or fair value.

Table 20: Nonperforming Loans and Other Nonperforming Assets(1) (2)

(Dollars in millions)	September 30, 2012(3)		December 31, 2011
	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Consumer Banking business:
Automobile	$119	0.45%	$106	0.48%
Home loan	440	0.95	456	4.37
Retail banking	87	2.17	90	2.18

Total consumer banking	646	0.84	652	1.79

Commercial Banking business:
Commercial and multifamily real estate	167	0.99	207	1.32
Commercial and industrial	119	0.63	125	0.73

Total commercial lending	286	0.80	332	1.01
Small-ticket commercial real estate	19	1.48	40	2.63

Total commercial banking	305	0.82	372	1.08

Other:
Other loans	36	24.27	35	20.42

Total nonperforming loans held for investment(4)	$987	0.49%	$1,059	0.78%

Other nonperforming assets:
Foreclosed property(5)	$209	0.10%	$169	0.13%
Repossessed assets	18	0.01	20	0.01

Total other nonperforming assets	227	0.11	189	0.14

Total nonperforming assets	$1,214	0.60%	$1,248	0.92%

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

(2)

The nonperforming loan ratios, excluding acquired loans from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, commercial and industrial, total commercial banking, and total nonperforming loans held for investment were 5.70%, 2.19%, 1.69%, 0.99%, 0.63%, 0.83% and 0.60%, respectively, as of September 30, 2012, compared with 7.22%, 2.21%, 2.03%, 1.33%, 0.75%, 1.10% and 0.81%, respectively, as of December 31, 2011. The nonperforming asset ratio, excluding acquired loans, was 0.74% and 0.95% as of September 30, 2012 and December 31, 2011, respectively.
(3)

We recognized interest income for loans classified as nonperforming of $22 million and $23 million for the nine months ended September 30, 2012 and 2011, respectively. Interest income foregone related to nonperforming loans was $36 million and $37 million for the nine months ended September 30, 2012 and 2011, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 0.87% and 1.50% as of September 30, 2012 and December 31, 2011, respectively.
(5)	Includes $165 million and $86 million of foreclosed properties related to acquired loans, as of September 30, 2012 and December 31, 2011, respectively.

Total nonperforming loans included TDRs totaling $415 million and $170 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in our nonperforming loan ratio to 0.49% as of September 30, 2012, from 0.78% as of December 31, 2011 was primarily attributable to the addition of the ING Direct acquired loans, as well as the improvement in the credit quality of our consumer banking loans.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs.

Table 21 presents our net charge-off amounts and rates, by business segment, for the three and nine months ended September 30, 2012, and 2011. We provide information on charge-off amounts by loan category below in Table 23. We also present net charge-off rates excluding acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

Table 21: Net Charge-Offs

(Dollars in millions)	Three Months Ended September 30,
	2012			2011
	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit card	$713	3.22%	3.23%	$661	4.23%	4.23%
Consumer banking	161	0.83	1.70	115	1.32	1.51
Commercial banking	1	0.00	0.00	29	0.37	0.38
Other	12	30.11	30.11	7	15.28	15.28

Total	$887	1.75%	2.18%	$812	2.52%	2.62%

Average loans held for investment	$202,856			$129,043
Average loans held for investment (excluding acquired loans)(3)	162,698			124,045

(Dollars in millions)	Nine Months Ended September 30,
	2012			2011
	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit card	$1,981	3.43%	3.45%	$2,383	5.13%	5.13%
Consumer banking	362	0.69	1.34	336	1.30	1.50
Commercial banking	34	0.13	0.13	127	0.55	0.56
Other	28	24.11	24.11	42	26.50	26.50

Total	$2,405	1.75%	2.17%	$2,888	3.02%	3.15%

Average loans held for investment	$182,870			$127,360
Average loans held for investment (excluding acquired loans)(3)	147,734			122,222

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.
(3)

The carrying value of acquired loans accounted for based on estimated expected cash flows to be collected was $39.4 billion and $4.7 billion as of September 30, 2012, and December 31, 2011, respectively.

In the third quarter of 2012, the Office of the Comptroller of the Currency (“OCC”) issued an update to the Bank Accounting Advisory Series requiring the write-down to collateral value of performing consumer loans that have been restructured in bankruptcy. We recognized additional charge-offs of $25 million in the third quarter of 2012, which are reflected in Table 21 above, pursuant to the OCC’s guidance.

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

Table 22 presents the loan balances as of September 30, 2012 and December 31, 2011 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 22 excludes loan modifications that do not meet the definition of a TDR and acquired loans, which we track and report separately. We provide additional detail on acquired loans below under “Acquired Loans.”

Table 22: Loan Modifications and Restructurings(1)

(Dollars in millions)	September 30, 2012	December 31, 2011
Modified and restructured loans:
Credit card(2)	$885	$898
Automobile	290	58
Home loan	143	104
Retail banking	66	80
Commercial	391	426

Total	$1,775	$1,566

Status of modified and restructured loans:
Performing	$1,360	$1,396
Nonperforming	415	170

Total	$1,775	$1,566

(1)	Reflects modifications and restructuring of loans in our total loan portfolio. The total loan portfolio includes loans recorded on our balance sheet and loans held in securitization trusts.
(2)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve a reduction and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In all cases, we cancel the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

The majority of our modified home loans involve a combination of an interest rate reduction, term extension or principal forbearance. The vast majority of modified commercial loans include a reduction in interest rate or a term extension.

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

Impaired loans, including TDRs, totaled $1.8 billion as of September 30, 2012 and December 31, 2011, respectively. TDRs accounted for $1.8 billion and $1.6 billion of impaired loans as of September 30, 2012 and December 31, 2011, respectively. We provide additional information on our impaired loans, including the allowance established for these loans in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Acquired Loans

Our portfolio of acquired loans consists of loans acquired in the HSBC U.S. card, ING Direct, and Chevy Chase Bank acquisitions. These loans were recorded at fair value as of the date of each acquisition.

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the HSBC U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected increased to $39.4 billion as of September 30, 2012, from $4.7 billion as of December 31, 2011. The increase was largely due to the ING Direct acquisition.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We increased the allowance and recorded a provision for credit losses of $31 million for the three months ended September 30, 2012 and increased the allowance and recorded a provision for credit losses of $42 million for the nine months ended September 30, 2012 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $68 million and $26 million as of September 30, 2012 and December 31, 2011, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

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

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to acquired revolving loans, it is necessary to record an allowance through provision expense to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In the third quarter of 2012, we recorded provision expense of $107 million to establish an allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio. The provision expense of $107 million is included in the total provision for credit losses of $1.0 billion recorded in the third quarter of 2012 as indicated in “Note 6—Allowance for Loan and Lease Losses.”

Excluded from the amounts above are acquired HSBC U.S. card revolving loans with a fair value of $471 million that we designated as held for sale at acquisition. We closed on the sale of these receivables early in the third quarter.

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

Table 23, which displays changes in our allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 23: Summary of Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Balance at beginning of period, as reported	$4,998	$4,488	$4,250	$5,628
Provision for credit losses(1)(2)	1,028	633	3,293	1,553
Charge-offs:
Credit Card business:(2)
Domestic credit card and installment	(833)	(783)	(2,367)	(2,780)
International credit card	(148)	(184)	(477)	(582)

Total credit card	(981)	(967)	(2,844)	(3,362)

Consumer Banking business:
Automobile	(166)	(129)	(428)	(372)
Home loan	(37)	(20)	(80)	(74)
Retail banking	(18)	(23)	(58)	(78)

Total consumer banking	(221)	(172)	(566)	(524)

Commercial Banking business:
Commercial and multifamily real estate	(1)	(6)	(18)	(46)
Commercial and industrial	(4)	(20)	(23)	(45)

Total commercial lending	(5)	(26)	(41)	(91)
Small-ticket commercial real estate	(4)	(9)	(28)	(62)

Total commercial banking	(9)	(35)	(69)	(153)

Other loans	(13)	(9)	(31)	(46)

Total charge-offs	(1,224)	(1,183)	(3,510)	(4,085)

Recoveries:
Credit Card business:
Domestic credit card and installment	221	256	714	811
International credit card	47	50	149	168

Total credit card	268	306	863	979

Consumer Banking business:
Automobile	51	46	166	148
Home loan	5	5	21	21
Retail banking	4	6	17	19

Total consumer banking	60	57	204	188

Commercial Banking business:
Commercial and multifamily real estate	2	3	8	9
Commercial and industrial	5	3	22	13

Total commercial lending	7	6	30	22

Small-ticket commercial real estate	1	—	5	4

Total commercial banking	8	6	35	26
Other loans	1	2	3	4

Total recoveries	337	371	1,105	1,197

Net charge-offs	(887)	(812)	(2,405)	(2,888)
Impact of loan sales and other changes(2)	15	(29)	16	(13)

Balance at end of period	$5,154	$4,280	$5,154	$4,280

(1)

Excludes a negative provision for unfunded lending commitments of $14 million and $11 million for the three months ended September 30, 2012 and 2011, respectively and $29 million and $54 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Includes foreign translation adjustments of $15 million and $16 million for the third quarter and first nine months of 2012, respectively.

Table 24 presents an allocation of our allowance for loan and lease losses, by loan category, as of September 30, 2012 and December 31, 2011.

Table 24: Allocation of the Allowance for Loan and Lease Losses

	September 30, 2012		December 31, 2011
(Dollars in millions)	Amount	% of Total HFI Loans(1)	Amount	% of Total HFI Loans(1)
Credit Card:
Domestic credit card and installment	$3,494	4.33%	$2,375	4.20%
International credit card	450	5.35	472	5.58

Total credit card	3,944	4.43	2,847	4.37

Consumer Banking:
Auto	470	1.78	391	1.80
Home loan	119	0.26	98	0.94
Retail banking	122	3.03	163	3.97

Total consumer banking	711	0.93	652	1.80

Commercial Banking:
Commercial and multifamily real estate	263	1.55	415	2.64
Commercial and industrial	112	0.59	199	1.17

Total commercial lending	375	1.04	614	1.87
Small-ticket commercial real estate	85	6.64	101	6.75

Total commercial banking	460	1.24	715	2.08
Other loans	39	25.66	36	20.57

Total	$5,154	2.54%	$4,250	3.13%

Total allowance coverage ratios:
Period-end loans	$203,132	2.54%	$135,892	3.13%
Period-end loans (excluding acquired loans)	163,744	3.11	131,207	3.24
Nonperforming loans(2)	987	522.19	1,059	401.32
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$3,250	121.35%	$2,511	113.38%
Consumer banking (30 + day delinquent loans)	1,714	41.48	2,176	29.96
Commercial banking (nonperforming loans)	305	150.82	372	192.20

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

As permitted by regulatory guidance issued by the FFEIC, our policy is generally not to classify credit card loans as nonperforming. We accrue interest on credit card loans through the date of charge-off, typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 122.59% as of September 30, 2012 and 132.48% as of December 31, 2011.

We increased our allowance by $904 million in the first nine months of 2012 to $5.2 billion as of September 30, 2012. The increase was primarily driven by the establishment of an allowance of $1.2 billion primarily related to the addition of the $26.2 billion in outstanding HSBC U.S. card loans that had existing revolving privilege at acquisition. The allowance for these loans was calculated using the same methodology utilized for determining the allowance for our existing credit card loan portfolio.

Although the allowance increased, the coverage ratio of the allowance to total loans held for investment fell by 59 basis points to 2.54% as of September 30, 2012, from 3.13% as of December 31, 2011. The decrease in the allowance coverage ratio was largely due to the addition of the acquired HSBC U.S. card and ING Direct loans accounted for based on estimated cash flows expected to be collected. As discussed above in “Summary of Selected Financial Data,” because the accounting for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition.

See “Note 6—Allowance for Loan and Lease Losses” in this Report for additional information. Also see “Note 1—Summary of Significant Accounting Policies” in our 2011 Form 10-K for information on the allowance methodology for our credit card loan portfolio.

LIQUIDITY RISK PROFILE

Liquidity

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents and unencumbered available-for-sale securities. Table 25 below presents the fair value of our liquidity reserves as of September 30, 2012 and December 31, 2011.

Our liquidity reserves increased by $15.7 billion during the first nine months of 2012, to $51.6 billion as of September 30, 2012. This increase was primarily driven by the addition of investment securities available for sale resulting from the acquisition of ING Direct.

Table 25: Liquidity Reserves

(Dollars in millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$5,969	$5,838
Securities available for sale(1)	61,464	38,759
Less: Pledged investment securities available for sale	(15,858)	(8,762)

Unencumbered investment securities available for sale	45,606	29,997

Total liquidity reserves	$51,575	$35,835

(1)	The weighted average life of our available-for-sale securities was approximately 3.1 years and 2.9 years as of September 30, 2012 and December 31, 2011, respectively.

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

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 26 presents the composition of our deposits, by type, as of September 30, 2012 and December 31, 2011.

Table 26: Deposits

(Dollars in millions)	September 30, 2012	December 31, 2011
Non-interest bearing	$20,767	$18,281
NOW accounts	37,944	15,038
Money market deposit accounts	106,892	46,496
Savings accounts	29,320	31,433
Other consumer time deposits	12,378	11,471

Total core deposits	207,301	122,719

Public fund certificates of deposit $100,000 or more	61	85
Certificates of deposit $100,000 or more	4,798	4,501
Foreign time deposits	1,095	921

Total deposits	$213,255	$128,226

Total deposits increased by $85.0 billion, or 66%, in the first nine months of 2012 to $213.3 billion as of September 30, 2012. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and continued strategy to leverage our bank outlets to attract lower cost deposit funding. Of our total deposits, approximately $1.1 billion and $921 million were held in foreign banking offices as of September 30, 2012 and December 31, 2011, respectively. Large denomination domestic certificates of deposits of $100,000 or more represented $4.9 billion and $4.6 billion of our total deposits as of September 30, 2012 and December 31, 2011, respectively.

We have brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are included in money market deposit accounts and other consumer time deposits in Table 26 above. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA, CONA and ING Bank, fsb were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of September 30, 2012, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $11.4 billion, or 5% of total deposits, as of September 30, 2012 and $13.0 billion, or 10% of total deposits, as of December 31, 2011. We expect to replace maturing brokered deposits with new brokered deposits or direct deposits and branch deposits.

Short-Term Borrowings

We also have access to and utilize various other short-term borrowings to support our operations. These borrowings are generally in the form of federal funds purchased and securities loaned or sold under agreements to repurchase, most of which are overnight borrowings. Other short-term borrowings do not represent a significant portion of our overall funding.

Other Funding Sources

Our debt, including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $25.7 billion as of September 30, 2012, an increase from $23.0 billion as of December 31, 2011. The increase in our debt, excluding securitized debt obligations, was primarily attributable to an increase of $2.4 billion in FHLB advances and the proceeds of $1.25 billion from the issuance of new senior notes, which was partially offset by of the maturity of $632 million of outstanding senior notes and a reduction of $497 million in short-term borrowings comprised of federal funds purchased and securities loaned or sold under repurchase agreements. We participate in the federal funds market on a regular basis to help manage our short term funding needs and to ensure that we are able to access the federal funds market in a time of need. We expect monthly fluctuations in our borrowings, as borrowing amounts are highly dependent on our counterparties’ cash positions. Our FHLB membership is secured by our investment in FHLB stock, which totaled $777 million as of September 30, 2012.

Table 27 presents our short-term borrowings and long-term debt and the maturity profile based on expected maturities as of September 30, 2012. We provide additional information on our short-term borrowings and long-term debt in “Note 9—Deposits and Borrowings.”

Table 27: Expected Maturity Profile of Short-term Borrowings and Long-term Debt

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$967	$—	$—	$—	$—	$—	$967
FHLB advances	8,285						8,285

Total short-term borrowings	9,252	—	—	—	—	—	9,252

Long-term debt:
Securitized debt obligations	3,978	2,675	370	1,656	3,780	227	12,686
Senior and subordinated notes:
Unsecured senior debt	—	2,607	1,667	761	1,809	1,318	8,162
Unsecured subordinated debt	510	—	105	—	1,187	1,792	3,594

Total senior and subordinated notes	510	2,607	1,772	761	2,996	3,110	11,756

Other long-term borrowings:
Junior subordinated debt	—	—	—	—	—	3,642	3,642
FHLB advances	18	947	15	8	36	17	1,041

Other long-term borrowings	18	947	15	8	36	3,659	4,683

Total long-term debt(1)	4,506	6,229	2,157	2,425	6,812	6,996	29,125

Total short-term borrowings and long-term debt	$13,758	$6,229	$2,157	$2,425	$6,812	$6,996	$38,377

Percentage of total	36%	16%	6%	6%	18%	18%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $28.4 million as of September 30, 2012.

Borrowing Capacity

We filed a new effective shelf registration statement with the U.S. Securities & Exchange Commission (“SEC”) on April 30, 2012, which will expire three years from the filing date, under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. During the first nine months of 2012, we issued new senior notes due 2015 in the total amount of $1.25 billion. In November 2012, we issued additional senior notes due 2015 in the total amount of $1.0 billion.

In addition to issuance capacity under the shelf registration statement, we also have access to FHLB advances and letters of credit with a maximum borrowing capacity of $35.9 billion as of September 30, 2012. We had $9.5 billion outstanding as of September 30, 2012, and collateral pledged that would support an incremental $26.4 billion of borrowings. This funding source is non-revolving, and funding availability is subject to market conditions. The ability to draw down funding is based on membership status, and the amount is dependent upon the Banks’ ability to post collateral.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit ratings agencies, Moody’s, S&P, Fitch and Dominion Bond Rating Service (“DBRS”). Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 28 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA, and CONA as of September 30, 2012 and a comparison to the ratings as of December 31, 2011.

Table 28: Senior Unsecured Debt Credit Ratings

	September 30, 2012						December 31, 2011
	Capital One Financial Corporation		Capital One Bank (USA), N.A.		Capital One, N.A.		Capital One Financial Corporation		Capital One Bank (USA), N.A.		Capital One, N.A.
Moody’s	Baa1		A3		A3		Baa1		A3		A3
S&P	BBB		BBB+		BBB+		BBB		BBB+		BBB+
Fitch	A-		A-		A-		A-		A-		A-
DBRS	BBB	**	A	*	A	*	BBB	**	A	*	A	*

*	low
**	high

As of October 31, 2012, Moody’s, Fitch and DBRS had us on a stable outlook, while S&P had us on negative outlook.

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

Market Risk Management

We employ several techniques to manage our interest rate and foreign currency risk, which include, but are not limited to, changing the maturity and re-pricing characteristics of our various assets and liabilities. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we may also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk.

The outstanding notional amount of our derivative contracts decreased to $53.9 billion as of September 30, 2012, from $73.2 billion as of December 31, 2011. This decrease was primarily attributable to the termination of interest-rate swaps of $24.8 billion notional amount that we entered into in the second half of 2011 to manage the anticipated impact of the ING Direct acquisition on our market risk exposure and regulatory capital requirements. These swap transactions were intended to mitigate the effect of an increase in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the closing date of the ING Direct acquisition in early 2012.

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

Under our current asset/liability management policy, we seek to: (i) limit the potential decrease in our projected net interest income resulting from a gradual plus or minus 200 basis point change in forward rates to less than 5% over the next 12 months and (ii) limit the adverse change in the economic value of our equity due to an instantaneous parallel interest rate shock to spot rates of plus or minus 200 basis points to less than 12%. The federal funds rate remained at a target range of zero to 0.25% during the third quarter of 2012. Given the level of short-term rates as of September 30, 2012 and December 31, 2011, a scenario where interest rates would decline by 200 basis points would result in incidences of negative interest rates. In 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease, except in scenarios where a 50 basis point decline would result in a rate less than 0% (in which case we assume a rate scenario of 0%), to compensate for the continued low rate environment. Our current asset/liability management policy also includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.

Table 29 shows the estimated percentage impact on our adjusted projected net interest income and economic value of equity, calculated under our base case interest rate scenario, as of September 30, 2012 and December 31, 2011, resulting from selected hypothetical interest rate scenarios. Our adjusted projected net interest income consists of net interest income adjusted to include changes in the fair value of mortgage service rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points to forward rates over the next twelve months. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates in measuring the sensitivity of the valuation of our economic value of equity.

Table 29: Interest Rate Sensitivity Analysis

		December 31, 2011
(Dollars in millions)	September 30, 2012	Excluding ING Direct Swaps(1)	Including ING Direct Swaps
Impact on adjusted projected base-line net interest income:
+ 200 basis points	(0.5)%	1.2%	13.7%
- 50 basis points	(0.1)	(0.5)	(3.9)
Impact on economic value of equity:
+ 200 basis points	(1.6)	(1.0)	3.2
- 50 basis points	(0.6)	(0.4)	(1.5)

(1)

Calculated excluding the impact of the interest-rate swap transactions of approximately $24.8 billion notional amount entered into to mitigate some of the interest rate risk related to the ING Direct acquisition.

Because of the large but temporary impact of the ING Direct-related swap transactions on our standard interest rate risk reporting measures, we expanded our standard interest rate sensitivity analysis to present our interest rate risk measures as of December 31, 2011 both with and without the impact of the $24.8 billion notional amount of interest rate swaps described above. This presentation highlights changes in our core interest rate risk profile and the incremental impact of the ING Direct-related swaps on our core profile over the time period that the swaps were outstanding. Excluding the $24.8 billion swap transactions, our interest rate sensitivity measures reflect that we shifted to a modest liability sensitive position from a slightly asset sensitive position between September 30, 2012 and December 31, 2011. Our projected net interest income and economic value of equity sensitivity measures, both including and excluding the impact of the ING Direct related swap transactions, were within our prescribed asset/liability policy limits as of September 30, 2012 and December 31, 2011.

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

SUPERVISION AND REGULATION

ING Bank

On October 17, 2012, the OCC approved, subject to several conditions, CONA’s application to merge with ING Bank with CONA surviving the merger. Capital One effected the merger on November 1, 2012. In addition, the OCC approved CONA’s companion application to reduce capital surplus, which was necessary to manage excess capital levels that would result from the merger. CONA effected the reduction in surplus through a return of capital to Capital One immediately prior to the merger. The merger and reduction in CONA’s capital surplus had no effect on Capital One’s total capital.

Final Capital Rules

Both the Federal Reserve and the OCC have published final rules regarding company-run stress tests required under Section 165 of the Dodd-Frank Act. Under the final rules, Capital One and each of its subsidiary banks must report stress tests results to the Federal Reserve and the OCC in January of 2013.

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

•

financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder and regulations governing bank capital and liquidity standards, including Basel-related initiatives;

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

SUPPLEMENTAL TABLES

Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures

(Dollars in millions)	September 30, 2012(1)	December 31, 2011
Stockholders’ Equity to Non-GAAP Tangible Common Equity
Total stockholders’ equity	$39,672	$29,666
Less: Intangible assets(2)	(16,323)	(13,908)

Tangible common equity	$23,349	$15,758

Total Assets to Tangible Assets
Total assets	$301,989	$206,019
Less: Assets from discontinued operations	(309)	(305)

Total assets from continuing operations	301,680	205,714
Less: Intangible assets(2)	(16,323)	(13,908)

Tangible assets	$285,357	$191,806

Non-GAAP TCE Ratio
Tangible common equity	$23,349	$15,758
Tangible assets	285,357	191,806
TCE ratio(3)	8.2%	8.2%
Regulatory Capital and Non-GAAP Tier 1 Common Equity Ratios
Total stockholders’ equity	$39,672	$29,666
Less: Net unrealized losses (gains) on securities available for sale recorded in AOCI(4)	(752)	(289)
Net losses (gains) on cash flow hedges recorded in AOCI(4)	(6)	71
Disallowed goodwill and other intangible assets(5)	(14,497)	(13,855)
Disallowed deferred tax assets	(221)	(534)
Noncumulative perpetual preferred stock(6)	(853)	—
Other	(12)	(2)

Tier 1 common capital	23,331	15,057
Plus: Noncumulative perpetual preferred stock(6)	853	—
Tier 1 restricted core capital items(7)	3,636	3,635

Tier 1 capital	27,820	18,692

Plus: Long-term debt qualifying as Tier 2 capital	2,119	2,438
Qualifying allowance for loan and lease losses	2,767	1,979
Other Tier 2 components	17	23

Tier 2 capital	4,903	4,440

Total risk-based capital(8)	$32,723	$23,132

Risk-weighted assets(9)	$218,390	$155,657

Tier 1 common ratio(10)	10.7%	9.7%
Tier 1 risk-based capital ratio(11)	12.7	12.0
Total risk-based capital ratio(12)	15.0	14.9

(1)	Regulatory capital ratios as of September 30, 2012 are preliminary and therefore subject to change.
(2)	Includes impact of related deferred taxes.
(3)	Calculated based on tangible common equity divided by tangible assets.
(4)	Amounts presented are net of tax.

(5)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(6)	Noncumulative perpetual preferred stock qualifies as Tier 1 capital; however, it does not qualify as Tier 1 common capital.
(7)	Consists primarily of trust preferred securities.
(8)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(9)	Calculated based on prescribed regulatory guidelines.
(10)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(11)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(12)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Information and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2012	2011	2012	2011
Interest income:
Loans held for investment, including past-due fees	$4,901	$3,550	$12,811	$10,334
Investment securities	335	264	968	893
Other	18	21	70	59

Total interest income	5,254	3,835	13,849	11,286

Interest expense:
Deposits	371	294	1,055	923
Securitized debt obligations	64	89	213	342
Senior and subordinated notes	85	84	260	211
Other borrowings	88	85	260	251

Total interest expense	608	552	1,788	1,727

Net interest income	4,646	3,283	12,061	9,559
Provision for credit losses	1,014	622	3,264	1,499

Net interest income after provision for credit losses	3,632	2,661	8,797	8,060

Non-interest income:
Service charges and other customer-related fees	557	542	1,511	1,527
Interchange fees, net	452	321	1,188	972
Total other-than-temporary losses	(2)	(33)	(27)	(83)
Portion of other-than-temporary losses recorded in AOCI	(11)	27	(13)	68

Net other-than-temporary impairment losses recognized in earnings	(13)	(6)	(40)	(15)
Bargain purchase gain	0	0	594	0
Other	140	14	458	186

Total non-interest income	1,136	871	3,711	2,670

Non-interest expense:
Salaries and associate benefits	1,002	750	2,837	2,206
Marketing	316	312	971	917
Communications and data processing	198	178	573	504
Supplies and equipment	209	143	534	402
Occupancy	145	122	413	359
Merger related	48	18	267	18
Other	1,127	774	3,096	2,308

Total non-interest expense	3,045	2,297	8,691	6,714

Income from continuing operations before income taxes	1,723	1,235	3,817	4,016
Income tax provision	535	370	931	1,174

Income from continuing operations, net of tax	1,188	865	2,886	2,842
Loss from discontinued operations, net of tax	(10)	(52)	(212)	(102)

Net income	1,178	813	2,674	2,740
Dividends and undistributed earnings allocated to participating securities	(5)	0	(12)	0

Net income available to common stockholders	$1,173	$813	$2,662	$2,740

Basic earnings per common share:
Income from continuing operations	$2.05	$1.89	$5.18	$6.24
Loss from discontinued operations	(0.02)	(0.11)	(0.38)	(0.22)

Net income per basic common share	$2.03	$1.78	$4.80	$6.02

Diluted earnings per common share:
Income from continuing operations	$2.03	$1.88	$5.13	$6.17
Loss from discontinued operations	(0.02)	(0.11)	(0.38)	(0.22)

Net income per diluted common share	$2.01	$1.77	$4.75	$5.95

Dividends paid per common share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Net income	$1,178	$813	$2,674	$2,740
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	449	(112)	607	77
Other-than-temporary impairment not recognized in earnings	74	(11)	127	(22)
Net unrealized gains on cash flow hedges	93	23	188	49
Foreign currency translation adjustments	63	(83)	74	(20)
Other	(23)	(2)	(57)	(2)

Other comprehensive income (loss) before taxes	656	(185)	939	82
Income tax provision (benefit) related to other comprehensive income	225	(34)	327	39

Other comprehensive income (loss), net of tax	431	(151)	612	43

Total comprehensive income	$1,609	$662	$3,286	$2,783

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$1,855	$2,097
Interest-bearing deposits with banks	3,860	3,399
Federal funds sold and securities purchased under agreements to resell	254	342

Cash and cash equivalents	5,969	5,838
Restricted cash for securitization investors	760	791
Securities available for sale, at fair value	61,464	38,759
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	159,219	88,242
Restricted loans for securitization investors	43,913	47,650

Total loans held for investment	203,132	135,892
Less: Allowance for loan and lease losses	(5,154)	(4,250)

Net loans held for investment	197,978	131,642
Loans held for sale, at lower-of-cost-or-fair value	187	201
Premises and equipment, net	3,519	2,748
Interest receivable	1,614	1,029
Goodwill	13,901	13,592
Other	16,597	11,419

Total assets	$301,989	$206,019

Liabilities:
Interest payable	$368	$466
Customer deposits:
Non-interest bearing deposits	20,767	18,281
Interest bearing deposits	192,488	109,945

Total customer deposits	213,255	128,226
Securitized debt obligations	12,686	16,527
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	967	1,464
Senior and subordinated notes	11,756	11,034
Other borrowings	12,968	10,536

Total other debt	25,691	23,034
Other liabilities	10,317	8,100

Total liabilities	262,317	176,353

Commitments, contingencies and guarantees (see Note 15 of this Report)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 875,000 shares and zero shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	853	0
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 630,885,323 and 508,594,308 shares issued as of September 30, 2012 and December 31, 2011, respectively	6	5
Paid-in capital, net	25,265	19,274
Retained earnings	16,054	13,462
Accumulated other comprehensive income	781	169
Less: Treasury stock, at cost; 49,585,851 and 48,647,091 shares as of September 30, 2012 and December 31, 2011, respectively	(3,287)	(3,244)

Total stockholders’ equity	39,672	29,666

Total liabilities and stockholders’ equity	$301,989	$206,019

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	0	$0	508,594,308	$5	$19,274	$13,462	$169	$(3,244)	$29,666
Comprehensive income						2,674	612		3,286
Cash dividends—common stock $0.15 per share						(82)			(82)
Purchases of treasury stock								(43)	(43)
Issuances of common stock and restricted stock, net of forfeitures			67,074,493		3,217				3,217
Exercise of stock options and tax benefits of exercises and restricted stock vesting			1,188,436		57				57
Issuance of preferred stock	875,000	853							853
Compensation expense for restricted stock awards and stock options					80				80
Issuance of common stock related to acquisition			54,028,086	1	2,637				2,638

Balance as of September 30, 2012	875,000	$853	630,885,323	$6	$25,265	$16,054	$781	$(3,287)	$39,672

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Operating activities:
Income from continuing operations, net of tax	$2,886	$2,842
Loss from discontinued operations, net of tax	(212)	(102)

Net income	2,674	2,740

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,264	1,499
Depreciation and amortization, net	1,257	409
Net gains on sales of securities available for sale	(42)	(251)
Impairment loss on securities available for sale	40	15
Bargain purchase gain	(594)	0
Loans held for sale:
Originations/transfers in	(1,684)	(781)
(Gains) losses on sales	(47)	16
Proceeds from sales	1,745	681
Other	0	13
Stock plan compensation expense	153	135
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in interest receivable	(415)	112
Decrease in other assets	224	239
Decrease in interest payable	(98)	(87)
Increase in other liabilities	1,678	1,096
Net cash (used in) provided by operating activities attributable to discontinued operations	(22)	80

Net cash provided by operating activities	8,133	5,916

Investing activities:
Increase in restricted cash for securitization investors	31	618
Purchases of securities available for sale	(19,131)	(12,689)
Proceeds from paydowns and maturities of securities available for sale	12,945	7,065
Proceeds from sales of securities available for sale	14,274	8,980
Net increase in loans held for investment	(2,403)	(6,607)
Principal recoveries of loans previously charged off	1,105	1,197
Additions of premises and equipment	(359)	(269)
Net cash payment for companies acquired, net of cash received	(17,603)	(1,444)

Net cash used in investing activities	(11,141)	(3,149)

Financing activities:
Net increase in deposits	601	6,104
Net decrease in securitized debt obligations	(3,841)	(9,795)
Net increase (decrease) in other borrowings	1,759	(82)
Maturities of senior notes	(632)	(854)
Issuance of senior and subordinated notes and junior subordinated debentures	1,250	2,992
Purchases of treasury stock	(43)	(41)
Dividends paid on common stock	(82)	(69)
Net proceeds from issuances of common stock	3,217	28
Net proceeds from issuances of preferred stock	853	0
Proceeds from share-based payment activities	57	59

Net cash provided by (used in) financing activities	3,139	(1,658)

Increase in cash and cash equivalents	131	1,109
Cash and cash equivalents at beginning of the period	5,838	5,249

Cash and cash equivalents at end of the period	$5,969	$6,358

Supplemental cash flow information:
Non-cash items:
Excess of the net fair value of assets acquired over consideration transferred for acquired businesses	$(290)	$3

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, which was established in 1995, is a diversified financial services holding company with banking and non-banking subsidiaries that offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries included Capital One Bank (USA), National Association (“COBNA”), Capital One, National Association (“CONA”) and ING Bank, fsb as of September 30, 2012. On November 1, 2012, we merged ING Bank, fsb into CONA, with CONA surviving the merger. The Company and its subsidiaries are hereafter collectively referred to as “we,” “us” or “our.” CONA and COBNA are hereafter collectively referred to as the “Banks.”

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

Our principal operations are organized into three primary business segments which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. In the first quarter of 2012, we re-aligned the reporting of our Commercial Banking business to reflect the operations on a product basis rather than by customer type (See “Note 14—Business Segments” for additional information).

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

Accounting Standards Adopted in 2012

Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that is intended to simplify goodwill impairment testing by providing entities with the option to first assess qualitatively whether it is necessary to perform the two-step quantitative analysis currently required. If an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Otherwise, goodwill is deemed to be not impaired and no further analysis would be necessary. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The amended guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the amended guidance on January 1, 2012. We had $13.9 billion in goodwill as of September 30, 2012, the value of which was not affected by the adoption of this standard.

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

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to the guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. Our adoption of the amended guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

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

We also incurred transaction costs related to the ING Direct acquisition totaling $63 million as of September 30, 2012, of which all but $25 million was recognized in 2012 and reported in our consolidated statement of income as a component of non-interest expense. These transaction costs do not include other merger-related expenses, such as integration costs.

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

We also incurred transaction costs related to the HSBC U.S. card acquisition totaling $41 million as of September 30, 2012, of which all but $3 million was recognized and reported in our 2012 consolidated statement of income as a component of non-interest expense. These costs do not include other merger-related expenses, such as integration costs.

Accounting for HSBC U.S. Card Acquisition

The HSBC U.S. card acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarizes the final accounting for the HSBC U.S. card acquisition, which is based on fair value assessments recorded in the second quarter along with fair value adjustments recorded during the measurement period. Measurement period adjustments recorded as of September 30, 2012 resulted in the following: a $21 million decrease in other assets, a net decrease of $1 million in intangible assets and a net $10 million increase in other liabilities. Together, these adjustments resulted in an increase of $32 million to the preliminary goodwill as of the acquisition date. As of September 30, 2012, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date is complete and the measurement period is closed.

As presented below, the purchase price of assets acquired and liabilities assumed exceeded the fair value of these items and resulted in the recognition of $304 million of goodwill, which was assigned to our Credit Card business. Goodwill results from expertise gained through an enhanced retail partnership business as well as economies of scale obtained through infrastructure enhancements and additions to our current staff. For tax reporting purposes, the HSBC U.S. card acquisition is treated as a taxable purchase of assets. As such, the total amount of goodwill recognized will be amortized over 15 years for tax purposes.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Fair Value
Purchase price:
Cash	$31,343
Receivable due from HSBC	(252)

Total consideration transferred	$31,091

Allocation of purchase price to net assets acquired:
Assets:
Loans receivable(1)	$28,234
Other assets	357
Premises and equipment	502
Intangible assets	2,212

Total assets	31,305

Liabilities:
Other liabilities	518

Total liabilities	518

Net assets acquired	30,787

Goodwill	$304

(1)	Loans receivable includes the fair value of unpaid principal balances of loans, the associated accrued interest and balances in certain loan settlement accounts.

ING Direct and HSBC U.S. Card Results

Our results for the third quarter and first nine months of 2012 include the operations of ING Direct from the acquisition date of February 17, 2012, through September 30, 2012 and the operations of the acquired HSBC U.S. card business from the acquisition date of May 1, 2012 through September 30, 2012.

The tables below present the estimated impact of the ING Direct acquisition and the HSBC U.S. card acquisition on our revenue and income from continuing operations, net of tax for the third quarter and first nine months of 2012. These amounts do not include certain corporate expenses, transaction costs, or merger-related expenses that resulted from the two acquisitions and are therefore not representative of the actual results of the operations of these businesses on a stand-alone basis. As we continue to integrate these businesses into our existing operations over the remainder of the year, it may become impracticable to separately identify and to estimate these operating results. Allocations of certain corporate expenses impacting the period presented for the HSBC U.S. card acquisition have been refined in the current quarter. If the same allocations had been applied to the results of the HSBC U.S. card business for all quarters since the acquisition, income from continuing operations, net of tax for the three months ended June 30, 2012 would have been reduced by $90 million resulting in a net loss of $635 million.

The tables also include condensed pro forma information on our combined results of operations as they may have appeared assuming the ING Direct acquisition and HSBC U.S. card acquisitions had been completed on January 1, 2011. The HSBC U.S. card acquisition did not involve the acquisition of an entire legal entity and stand-alone income statements were not available for all periods presented in the pro forma disclosures. To determine the amounts provided below, we relied on historical HSBC management reports as well as our own internal reports prepared following the acquisition. Corporate expenses incurred prior to acquisition, such as salary expenses, fixed asset depreciation, and intangible asset amortization were estimated and allocated based on

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the total amount of these expenses as of December 31, 2011. The revisions to certain corporate expense allocation discussed above did not impact combined pro forma results presented as of June 30, 2012. Also included in the combined pro forma results are adjustments to reflect the impact of amortizing certain purchase accounting adjustments, such as the amortization of intangible assets and the accretion of interest income on certain acquired loans. Because the bargain purchase gain recognized in the ING Direct acquisition is a nonrecurring item, it is excluded from the pro forma results to present the information on a more comparative basis.

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

	ING Direct Impact	HSBC Impact	Combined Pro Forma Results
(Dollars in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2012	Three Months Ended September 30,
			2012	2011
Revenue(1)	$503	$1,244	$6,402	$6,620
Income from continuing operations, net of tax	60	193	1,217	1,221

	ING Direct Impact	HSBC Impact	Combined Pro Forma Results
(Dollars in millions)	From February 17, 2012 through September 30, 2012	From May 1, 2012 through September 30, 2012	Nine Months Ended September 30,
			2012	2011
Revenue(1)	$1,252	$1,976	$18,752	$19,660
Income from continuing operations, net of tax	223	(441)	2,855	3,889

(1)

The amounts reported consist of gross interest income and gross non-interest income. Net revenue for ING Direct was $332 million for the three months ended September 30, 2012 and $835 million from acquisition on February 17, 2012 through September 30, 2012. Net revenue for HSBC was $1.2 billion for the three months ended September 30, 2012 and $1.8 billion from acquisition on May 1, 2012 through September 30, 2012. Net revenue includes interest income, non-interest income, and interest expense.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, acquired by us in December 2006 as part of the North Fork acquisition. The results of the mortgage origination operations of our wholesale mortgage banking unit have been accounted for as a discontinued operation and therefore not included in our results from continuing operations for the three and nine months ended September 30, 2012 and 2011. We have no significant continuing involvement in these operations.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2012	2011	2012	2011
Net interest expense	$0	$0	$0	$0
Non-interest expense	(16)	(81)	(337)	(159)

Loss from discontinued operations before taxes	(16)	(81)	(337)	(159)
Income tax benefit	(6)	(29)	(125)	(57)

Loss from discontinued operations, net of taxes	$(10)	$(52)	$(212)	$(102)

The loss from discontinued operations includes an expense of $307 million, ($194 million, net of tax) for the nine months ended September 30, 2012 and an expense of $75 million ($53 million, net of tax) and $147 million ($104 million, net of tax) for the three and nine months ended September 30, 2011, respectively, attributable to provisions for repurchase losses related to representations and warranties provided on loans previously sold to third parties by the mortgage origination operations of the wholesale banking unit. No expense attributable to provisions for repurchase losses related to representations and warranties provided on loans previously sold to third parties by the mortgage origination operations of the wholesale banking unit was recorded for the three months ended September 30, 2012. The increase in the provision for repurchase losses in comparison with 2011 was largely driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future repurchase claims.

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets, which consisted primarily of income tax receivables, of $309 million and $304 million as of September 30, 2012 and December 31, 2011, respectively. Liabilities totaled $663 million and $680 million as of September 30, 2012 and December 31, 2011, respectively, consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

NOTE 4—INVESTMENT SECURITIES

Our portfolio of investments securities available for sale, which had a fair value of $61.5 billion and $38.8 billion, as of September 30, 2012 and December 31, 2011, respectively, consists of U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities; asset-backed securities collateralized primarily by credit card loans, auto loans, student loans, auto dealer floor plan inventory loans, equipment loans, commercial paper, and home equity lines of credit; municipal securities; foreign government/agency bonds; covered bonds; and Community Reinvestment Act (“CRA”) equity securities. Our investment securities increased by $22.7 billion, or 59%, in the first nine months of 2012, which was primarily attributable to the acquisition of ING Direct, which included investment securities of $30.2 billion at acquisition offset by a sale of approximately $14.3 billion of investment securities. Investments in U.S. Treasury, agency securities and other securities implicitly or explicitly guaranteed by the U.S. Government, based on fair value, accounted for 71% of our total investment securities available for sale as of September 30, 2012, compared with 69% as of December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Amortized Cost and Fair Value

Substantially all of our investment securities were classified as available for sale as of September 30, 2012 and reported in our consolidated balance sheet at fair value. In the third quarter of 2012, we purchased $15 million of securities that we designated as held to maturity, which we included in other assets in our consolidated balance sheet.

The following tables present the amortized cost, fair values and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of September 30, 2012 and December 31, 2011. The gross unrealized gains (losses) related to our available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

	September 30, 2012
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$1,553	$5	$0	$0	$0	$1,558
U.S. Agency debt obligations(3)	813	8	0	(4)	(4)	817
Residential mortgage-backed securities (“RMBS”):
Agency(4)	34,735	802	0	(22)	(22)	35,515
Non-agency	3,797	198	(56)	(25)	(81)	3,914

Total RMBS	38,532	1,000	(56)	(47)	(103)	39,429

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	5,299	111	0	0	0	5,410
Non-agency	1,326	61	0	(2)	(2)	1,385

Total CMBS	6,625	172	0	(2)	(2)	6,795

Asset-backed securities (“ABS”)(5)	11,646	78	0	(4)	(4)	11,720
Other(6)	1,105	41	0	(1)	(1)	1,145

Total securities available for sale	$60,274	$1,304	$(56)	$(58)	$(114)	$61,464

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$115	$9	$0	$0	$0	$124
U.S. Agency debt obligations(3)	131	7	0	0	0	138
Residential mortgage-backed securities (“RMBS”):
Agency(4)	24,980	539	0	(31)	(31)	25,488
Non-agency	1,340	1	(170)	(9)	(179)	1,162

Total RMBS	26,320	540	(170)	(40)	(210)	26,650

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	697	14	0	0	0	711
Non-agency	459	17	0	0	0	476

Total CMBS	1,156	31	0	0	0	1,187

Asset-backed securities (“ABS”)(5)	10,119	45	0	(14)	(14)	10,150
Other(6)	462	51	0	(3)	(3)	510

Total securities available for sale	$38,303	$683	$(170)	$(57)	$(227)	$38,759

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Includes debt securities issued by Fannie Mae and Freddie Mac, which had an amortized cost of $100 million $130 million as of September 30, 2012 and December 31, 2011, respectively, and fair value of $103 million and $137 million, as of September 30, 2012 and December 31, 2011, respectively. The remaining balance consists of debt that is implicitly or explicitly guaranteed by the U.S. Government.

(4)

Consists of MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae with an amortized cost of $19.0 billion, $11.1 billion and $9.9 billion and $12.3 billion, $8.9 billion and $4.5 billion, as of September 30, 2012 and December 31, 2011, respectively; and fair value of $19.4 billion, $11.4 billion and $10.1 billion and $12.6 billion, $9.1 billion and $4.5 billion, as of September 30, 2012 and December 31, 2011, respectively. The book value of Fannie Mae, Freddie Mac and Ginnie Mae investments individually exceeded 10% of our stockholders’ equity as of September 30, 2012 and December 31, 2011.

(5)

Consists of securities collateralized by credit card loans, auto dealer floor plan inventory loans and leases, auto loans, student loans, equipment loans, and other. The distribution among these asset types was approximately 73% credit card loans, 13% auto dealer floor plan inventory loans and leases, 5% auto loans, 1% student loans, 3% equipment loans, 2% commercial paper, and 3% other as of September 30, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 87% of the securities in our asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2012, compared with 86% as of December 31, 2011.

(6)	Consists of foreign government/agency bonds, covered bonds, municipal securities and equity investments primarily related to CRA activities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
US Treasury debt obligations	$281	$(4)	$0	$0	$281	$(4)
RMBS:
Agency(1)	2,855	(14)	837	(8)	3,692	(22)
Non-agency	339	(33)	787	(48)	1,126	(81)

Total RMBS	3,194	(47)	1,624	(56)	4,818	(103)

CMBS:
Agency(1)	220	0	0	0	220	0
Non-agency	210	(2)	0	0	210	(2)

Total CMBS	430	(2)	0	0	430	(2)

ABS	808	(3)	78	(1)	886	(4)
Other	25	0	26	(1)	51	(1)

Total securities available-for-sale in a gross unrealized loss position	$4,738	$(56)	$1,728	$(58)	$6,466	$(114)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
RMBS:
Agency(1)	$4,731	$(30)	$334	$(1)	$5,065	$(31)
Non-agency	151	(17)	986	(162)	1,137	(179)

Total RMBS	4,882	(47)	1,320	(163)	6,202	(210)

CMBS:
Agency(1)	100	0	0	0	100	0
Non-agency	67	0	0	0	67	0

Total CMBS	167	0	0	0	167	0
ABS	2,084	(11)	81	(3)	2,165	(14)
Other	198	0	85	(3)	283	(3)

Total securities available-for-sale in a gross unrealized loss position	$7,331	$(58)	$1,486	$(169)	$8,817	$(227)

(1)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The gross unrealized losses on our available-for-sale securities of $114 million as of September 30, 2012 relate to 405 individual securities. Our investments in non-agency MBS and non-agency asset-backed securities accounted for $87 million, or 76%, of total gross unrealized losses as of September 30, 2012. Of the $114 million gross unrealized losses as of September 30, 2012, $58 million related to securities that had been in a loss position for more than 12 months. We conduct periodic reviews of all securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail later in this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2012:

	September 30, 2012
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$4,449	$4,462
Due after 1 year through 5 years	8,561	8,600
Due after 5 years through 10 years	3,630	3,721
Due after 10 years(1)	43,634	44,681

Total	$60,274	$61,464

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of September 30, 2012. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	September 30, 2012
	≤ 1 Year		> 1 Year- 5 Years		> 5 Years- 10 Years		>10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$704	0.21%	$854	0.50%	$0	0.00%	$0	0.00%	$1,558	0.37%
U.S. Agency debt obligations(2)	105	4.59	65	2.31	633	1.82	14	3.48	817	2.24
RMBS:
Agency(3)	2,341	2.98	29,884	2.67	3,258	2.49	32	3.41	35,515	2.68
Non-agency	126	8.06	1,794	7.86	1,889	7.95	105	7.99	3,914	7.91

Total RMBS	2,467	3.23	31,678	2.97	5,147	4.48	137	6.98	39,429	3.19
CMBS:
Agency(3)	117	2.66	3,282	1.75	2,002	2.37	9	6.85	5,410	2.00
Non-agency	340	3.68	258	4.08	787	3.36	0	0.00	1,385	3.58

Total CMBS	457	3.42	3,540	1.92	2,789	2.64	9	6.85	6,795	2.32

Total ABS	4,411	1.84	6,463	1.07	751	2.23	95	6.79	11,720	1.48
Other(4)	452	1.09	548	1.32	1	6.88	144	0.04	1,145	1.10

Total securities available for sale	$8,596	2.18%	$43,148	2.52%	$9,321	3.56%	$399	4.69%	$61,464	2.64%

Amortized cost of securities available-for-sale	$8,567		$42,297		$9,057		$353		$60,274

(1)	Average yields are calculated based on the amortized cost of each security.
(2)	Consists of debt securities issued by Fannie Mae, Freddie Mac and other investments which are implicitly or explicitly guaranteed by the U.S. Government.
(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (FTE) basis.

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

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Total OTTI losses	$2	$33	$27	$83
Portion of other-than-temporary losses recorded in AOCI	11	(27)	13	(68)

Net OTTI losses recognized in earnings	$13	$6	$40	$15

As indicated in the table above, we recorded net OTTI losses in earnings totaling $13 million and $6 million for the three months ended September 30, 2012 and 2011, respectively, and $40 million and $15 million for the nine months ended September 30, 2012 and 2011, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $41 million and $126 million as of September 30, 2012 and 2011, respectively. We estimate the portion of impairment attributable to credit using a discounted cash flow model, and we estimate the expected cash flows from the underlying collateral using industry-standard third party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to all other securities of $58 million and $57 million as of September 30, 2012 and December 31, 2011, respectively, are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of the amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents activity for the three and nine months ended September 30, 2012 and 2011, related to the credit component of OTTI recognized in earnings on investment debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Credit loss component, beginning of period	$95	$56	$68	$49
Additions:
Initial credit impairment	6	0	16	3
Subsequent credit impairment	7	6	24	12

Total additions	13	6	40	15

Reductions:
Sales of credit-impaired securities	0	(1)	0	(3)

Total reductions	0	(1)	0	(3)

Ending balance	$108	$61	$108	$61

AOCI, Related to Securities Available for Sale

The table below presents the changes in AOCI, net of taxes, related to our available-for-sale securities. The net unrealized gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax, during the period. The net reclassification adjustment for net realized losses (gains) represent the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of an available-for-sale security.

	Three Months Ended September 30,
	2012			2011
(Dollars in millions)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$667	$249	$418	$741	$263	$478
Net unrealized gains	524	197	327	64	23	41
Net realized losses (gains) reclassified from AOCI into earnings	(1)	0	(1)	(188)	(67)	(121)

Ending balance AOCI related to securities available for sale	$1,190	$446	$744	$617	$219	$398

	Nine Months Ended September 30,
	2012			2011
(Dollars in millions)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$456	$170	$286	$572	$203	$369
Net unrealized gains	776	291	485	233	83	150
Net realized losses (gains) reclassified from AOCI into earnings	(42)	(15)	(27)	(188)	(67)	(121)

Ending balance AOCI related to securities available for sale	$1,190	$446	$744	$617	$219	$398

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings for the three and nine months ended September 30, 2012 and 2011. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We sold approximately $16 million and $6.4 billion of investment securities for the three months ended September 30, 2012 and 2011, respectively and $14.3 billion and $9.0 billion for the nine months ended September 30, 2012 and 2011, respectively. These sales resulted in net gains of $1 million and $239 million for the three months ended September 30, 2012 and 2011, respectively and $42 million and $250 million for the nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Gross realized investment gains	$2	$239	$51	$253
Gross realized investment losses	(1)	0	(9)	(3)

Net realized gains	$1	$239	$42	$250

Total proceeds from sales	$16	$6,409	$14,274	$8,980

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $15.9 billion and $8.8 billion as of September 30, 2012 and December 31, 2011, respectively.

Securities Acquired

In connection with the February 17, 2012 acquisition of ING Direct, we acquired investments in debt securities that had a fair value of $30.2 billion at acquisition. We concluded that certain of these securities, which had an estimated fair value of $2.9 billion and contractually required principal and interest payments of $5.6 billion at acquisition, were credit-impaired because there was evidence of credit deterioration and probable that we would not collect all contractually required principal and interest payments due.

In accounting for acquired credit-impaired debt securities, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. The difference between the contractually required payments due and the cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the security. The excess of cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income over the remaining life of the security using the effective interest method.

Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit will result in the recognition of other-than-temporary impairment in earnings. Increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In accounting for the acquired investments in debt securities that we did not consider to be credit impaired at acquisition, any premium or discount at acquisition is recognized in interest income over the contractual life of the security using the effective interest method.

Initial Fair Value and Accretable Yield of Acquired Credit-Impaired Investment Debt Securities

The table below displays the required contractual principal and interest, the cash flows expected to be collected and the fair value at acquisition of ING Direct credit-impaired investment debt securities. The table also displays the nonaccretable difference and the accretable yield at acquisition.

At Acquisition on February 17, 2012

(Dollars in millions)	Purchased Credit-Impaired Securities
Contractual principal and interest at acquisition	$5,646
Less: Nonaccretable difference (expected principal losses of $1.1 billion and foregone interest of $157 million)	(1,260)

Cash flows expected to be collected at acquisition(1)	4,386
Less: Accretable yield	(1,474)

Fair value of securities acquired	$2,912

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired investment debt securities as of September 30, 2012:

September 30, 2012
(Dollars in millions)	Purchased Credit-Impaired Securities
Contractual balance	$5,443

Carrying value	$2,691

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired investment debt securities:

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield prior to February 17, 2012	$0
Additions from new acquisitions	1,478
Accretion recognized in earnings	(34)
Net reclassifications (to)/from nonaccretable difference	132

Accretable yield as of June 30, 2012	$1,576
Additions from new acquisitions	247
Accretion recognized in earnings	(21)
Net reclassifications (to)/from nonaccretable difference	(30)

Accretable yield as of September 30, 2012	$1,772

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. The table below presents the composition of our held-for investment loan portfolio, including restricted loans for securitization investors, as of September 30, 2012 and December 31, 2011. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial and small-ticket commercial real estate loans.

Acquired Loans

Our portfolio of acquired loans consists of loans acquired in the HSBC U.S. card, ING Direct, and Chevy Chase Bank acquisition. These loans were recorded at fair value as of the date of acquisition.

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the HSBC U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected increased to $39.4 billion as of September 30, 2012, from $4.7 billion as of December 31, 2011. The increase was largely due to the ING Direct acquisition.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses, with any remaining increase in expected cash flows

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

recognized prospectively in interest income over the remaining estimated life of the underlying loans. We increased the allowance and recorded a provision for credit losses of $31 million for the three months ended September 30, 2012 and increased the allowance and recorded a provision for credit losses of $42 million for the nine months ended September 30, 2012 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $68 million and $26 million as of September 30, 2012 and December 31, 2011, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

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

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to acquired revolving loans, it is necessary to record an allowance through provision expense to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In the third quarter of 2012, we recorded provision expense of $107 million to establish an allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio. The provision expense of $107 million is included in the total provision for credit losses of $1.0 billion recorded in the third quarter of 2012 as indicated in “Note 6—Allowance for Loan and Lease Losses.”

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Excluded from the amounts above are acquired HSBC U.S. card revolving loans with a fair value of $471 million that we designated as held for sale at acquisition. The sale of these receivables closed in July, 2012.

(Dollars in millions)	September 30, 2012	December 31, 2011
Credit card business:
Domestic credit card loans	$79,600	$54,682
International credit card loans	8,412	8,466

Total credit card loans	88,012	63,148

Domestic installment loans	1,021	1,927

Total credit card	89,033	65,075

Consumer Banking business:
Auto	26,434	21,779
Home loan	46,275	10,433
Other retail	4,029	4,103

Total consumer banking	76,738	36,315

Commercial Banking business:(1)
Commercial and multifamily real estate	16,963	15,736
Commercial and industrial	18,965	17,088

Total commercial lending	35,928	32,824
Small-ticket commercial real estate	1,281	1,503

Total commercial banking	37,209	34,327
Other:
Other loans	152	175

Total loans	$203,132	$135,892

(1)	Includes construction loans and land development loans totaling $2.1 billion and $2.2 billion as of September 30, 2012 and December 31, 2011, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of September 30, 2012 and December 31, 2011.

Loans 90 days or more past due totaled approximately $2.2 billion and $2.0 billion as of September 30, 2012 and December 31, 2011, respectively. Loans classified as nonperforming totaled $987 million and $1.1 billion as of September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	> 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit card:
Domestic credit card	$77,414	$932	$622	$1,282	$2,836	$371	$80,621	$1,282	$0
International credit card	7,998	146	91	177	414	0	8,412	177	0

Total credit card	85,412	1,078	713	1,459	3,250	371	89,033	1,459	0

Consumer Banking:
Auto	24,675	1,158	459	119	1,736	23	26,434	0	119
Home loan	7,311	64	38	306	408	38,556	46,275	0	440
Retail banking	3,903	28	9	50	87	39	4,029	2	87

Total consumer banking	35,889	1,250	506	475	2,231	38,618	76,738	2	646

Commercial Banking:
Commercial and multifamily real estate	16,618	29	24	129	182	163	16,963	3	167
Commercial and industrial	18,562	88	13	66	167	236	18,965	17	119

Total commercial lending	35,180	117	37	195	349	399	35,928	20	286

Small-ticket commercial real estate	1,222	42	9	8	59	0	1,281	0	19

Total commercial banking	36,402	159	46	203	408	399	37,209	20	305

Other:
Other loans	108	10	4	30	44	0	152	0	36

Total	$157,811	$2,497	$1,269	$2,167	$5,933	$39,388	$203,132	$1,481	$987

% of Total loans	77.7%	1.2%	0.6%	1.1%	2.9%	19.4%	100.0%	0.7%	0.5%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	> 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit card:
Domestic credit card	$54,536	$627	$445	$1,001	$2,073	$0	$56,609	$1,001	$0
International credit card	8,028	145	98	195	438	0	8,466	195	0

Total credit card	62,564	772	543	1,196	2,511	0	65,075	1,196	0

Consumer Banking:
Auto	20,128	1,075	423	106	1,604	47	21,779	0	106
Home loan	5,843	89	43	346	478	4,112	10,433	1	456
Retail banking	3,964	24	17	53	94	45	4,103	4	90

Total consumer banking	29,935	1,188	483	505	2,176	4,204	36,315	5	652

Commercial Banking:
Commercial and multifamily real estate	15,231	172	23	147	342	163	15,736	34	207
Commercial and industrial	16,618	63	16	73	152	318	17,088	7	125

Total commercial lending	31,849	235	39	220	494	481	32,824	41	332

Small-ticket commercial real estate	1,362	98	19	24	141	0	1,503	0	40

Total commercial banking	33,211	333	58	244	635	481	34,327	41	372

Other:
Other loans	129	13	8	25	46	0	175	0	35

Total	$125,839	$2,306	$1,092	$1,970	$5,368	$4,685	$135,892	$1,242	$1,059

% of Total loans	92.6%	1.7%	0.8%	1.5%	4.0%	3.4%	100.00%	0.9%	0.8%

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

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of September 30, 2012 and December 31, 2011. We also present comparative net-charge offs for the third quarter and first nine months of 2012 and 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	September 30, 2012						December 31, 2011
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$8,958	10.0%	$40	0.1%	$8,998	10.1%	$6,410	9.9%
Texas	5,728	6.4	30	0.1	5,758	6.5	3,862	5.9
New York	5,680	6.4	29	0.0	5,709	6.4	3,737	5.7
Florida	4,664	5.2	22	0.0	4,686	5.2	3,382	5.2
Illinois	3,965	4.5	19	0.0	3,984	4.5	2,664	4.1
Pennsylvania	3,694	4.2	17	0.0	3,711	4.2	2,575	4.0
Ohio	3,230	3.6	16	0.0	3,246	3.6	2,284	3.5
New Jersey	2,950	3.3	13	0.0	2,963	3.3	2,162	3.3
Michigan	2,832	3.2	14	0.0	2,846	3.2	1,834	2.8
Other	38,549	43.3	171	0.2	38,720	43.5	27,699	42.6

Total domestic credit card and installment loans	80,250	90.1	371	0.4	80,621	90.5	56,609	87.0

International credit card:
United Kingdom	3,656	4.1	0	0.0	3,656	4.1	3,828	5.9
Canada	4,756	5.4	0	0.0	4,756	5.4	4,638	7.1

Total international credit card	8,412	9.5	0	0.0	8,412	9.5	8,466	13.0

Total Credit Card	$88,662	99.6%	$371	0.4%	$89,033	100.0%	$65,075	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$3,157	3.55%	$93	0.10%	$3,250	3.65%	$2,511	3.86%
90+ day delinquencies(2)	1,405	1.58	54	0.06	1,459	1.64	1,196	1.84

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$612	3.04%	$527	3.92%	$1,653	3.21%	$1,969	4.94%
International credit card	101	4.95	134	6.15	328	5.32	414	6.31

Total(3)	$713	3.22%	$661	4.23%	$1,981	3.43%	$2,383	5.13%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
(3)	Calculated by dividing net charge-offs by average credit card loans held for investment during the three and nine months ended September 30, 2012 and 2011.

The 30+ day delinquency rate for our entire credit card loan portfolio, decreased to 3.65% as of September 30, 2012, from 3.86% as of December 31, 2011, reflecting strong underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”) growth, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including acquired loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding acquired loans, as of September 30, 2012 and December 31, 2011, and net-charge offs for the three and nine months ended September 30, 2012 and 2011.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	September 30, 2012
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,288	5.6%	$0	0.0%	$4,288	5.6%
California	2,547	3.3	0	0.0	2,547	3.3
Florida	1,559	2.0	0	0.0	1,559	2.0
Louisiana	1,494	1.9	0	0.0	1,494	1.9
Georgia	1,368	1.8	0	0.0	1,368	1.8
Illinois	1,116	1.5	0	0.0	1,116	1.5
New York	1,035	1.4	0	0.0	1,035	1.4
Other	13,004	16.9	23	0.1	13,027	17.0

Total auto	$26,411	34.4%	$23	0.1%	$26,434	34.5%

Home loan:
California	$1,164	1.5%	$9,643	12.6%	$10,807	14.1%
New York	1,726	2.3	1,701	2.2	3,427	4.5
Illinois	100	0.1	3,061	4.0	3,161	4.1
Maryland	388	0.5	1,957	2.5	2,345	3.0
New Jersey	409	0.5	1,802	2.3	2,211	2.8
Virginia	333	0.4	1,823	2.4	2,156	2.8
Florida	185	0.3	1,948	2.5	2,133	2.8
Other	3,414	4.4	16,621	21.7	20,035	26.1

Total home loan	$7,719	10.0%	$38,556	50.2%	$46,275	60.2%

Retail banking:
Louisiana	$1,531	2.0%	$0	0.0%	$1,531	2.0%
New York	873	1.1	0	0.0	873	1.1
Texas	866	1.1	0	0.0	866	1.1
New Jersey	313	0.4	0	0.0	313	0.4
Maryland	137	0.2	21	0.1	158	0.3
Virginia	98	0.1	11	0.0	109	0.1
District of Columbia	19	0.1	5	0.0	24	0.1
Other	153	0.2	2	0.0	155	0.2

Total retail banking	$3,990	5.2%	$39	0.1%	$4,029	5.3%

Total consumer banking	$38,120	49.6%	$38,618	50.4%	$76,738	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,736	6.56%	$408	0.88%	$87	2.16%	$2,231	2.91%
90+ day delinquencies	119	0.45	306	0.66	50	1.27	475	0.62
Nonperforming loans	119	0.45	440	0.95	87	2.17	646	0.84

	December 31, 2011
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,901	10.7%	$0	0.0%	$3,901	10.7%
California	1,837	5.1	0	0.0	1,837	5.1
Louisiana	1,389	3.8	0	0.0	1,389	3.8
Florida	1,196	3.3	0	0.0	1,196	3.3
Georgia	1,124	3.1	0	0.0	1,124	3.1
Illinois	950	2.6	0	0.0	950	2.6
New York	940	2.6	0	0.0	940	2.6
Other	10,395	28.7	47	0.1	10,442	28.8

Total auto	$21,732	59.9%	$47	0.1%	$21,779	60.0%

Home loan:
New York	$1,770	4.9%	$276	0.8%	$2,046	5.7%
California	768	2.1	1,128	3.1	1,896	5.2
Louisiana	1,528	4.2	2	0.0	1,530	4.2
Maryland	286	0.8	618	1.7	904	2.5
Virginia	206	0.6	588	1.6	794	2.2
New Jersey	344	0.9	235	0.6	579	1.5
Other	1,419	3.9	1,265	3.5	2,684	7.4

Total home loan	$6,321	17.4%	$4,112	11.3%	$10,433	28.7%

Retail banking:
Louisiana	$1,514	4.2%	$0	0.0%	$1,514	4.2%
Texas	930	2.6	0	0.0	930	2.6
New York	896	2.5	0	0.0	896	2.5
New Jersey	295	0.8	0	0.0	295	0.8
District of Columbia	254	0.7	7	0.0	261	0.7
Maryland	49	0.1	23	0.1	72	0.2
Virginia	30	0.1	12	0.0	42	0.1
Other	90	0.2	3	0.0	93	0.2

Total retail banking	$4,058	11.2%	$45	0.1%	$4,103	11.3%

Total consumer banking	$32,111	88.5%	$4,204	11.5%	$36,315	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,604	7.36%	$478	4.58%	$94	2.29%	$2,176	5.99%
90+ day delinquencies	106	0.48	346	3.32	53	1.29	505	1.39
Nonperforming loans	106	0.48	456	4.37	90	2.18	652	1.79

	Three Months Ended September 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$115	1.79%	$32	0.28%	$14	1.20%	$161	0.83%

	Three Months Ended September 30, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$83	1.69%	$15	0.53%	$17	1.67%	$115	1.32%

	Nine Months Ended September 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$262	1.44%	$59	0.19%	$41	1.29%	$362	0.69%

	Nine Months Ended September 30, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$224	1.58%	$53	0.61%	$59	1.91%	$336	1.30%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing net charge-offs by average loans held for investment for the three and nine months ended September 30, 2012 and 2011.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices, more relaxed underwriting standards and loans on

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loan portfolio as of September 30, 2012 and December 31, 2011, based on selected key risk characteristics.

Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	September 30, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,655	7.9%	$5,031	10.9%	$8,686	18.8%
2006	645	1.4	2,983	6.4	3,628	7.8
2007	463	1.0	6,459	14.0	6,922	15.0
2008	272	0.6	5,455	11.8	5,727	12.4
2009	180	0.4	3,707	8.0	3,887	8.4
2010	201	0.4	6,526	14.1	6,727	14.5
2011	337	0.7	7,295	15.8	7,632	16.5
2012	1,966	4.3	1,100	2.3	3,066	6.6

Total	$7,719	16.7%	$38,556	83.3%	$46,275	100.0%

Geographic concentration:(2)
California	$1,164	2.5%	$9,643	20.8%	$10,807	23.3%
New York	1,726	3.7	1,701	3.7	3,427	7.4
Illinois	100	0.2	3,061	6.6	3,161	6.8
Maryland	388	0.8	1,957	4.2	2,345	5.0
New Jersey	409	0.9	1,802	3.9	2,211	4.8
Virginia	333	0.7	1,823	3.9	2,156	4.6
Florida	185	0.4	1,948	4.2	2,133	4.6
Arizona	95	0.2	1,935	4.2	2,030	4.4
Washington	114	0.3	1,887	4.1	2,001	4.4
Colorado	125	0.3	1,704	3.7	1,829	4.0
Other	3,080	6.7	11,095	24.0	14,175	30.7

Total	$7,719	16.7%	$38,556	83.3%	$46,275	100.0%

Lien type:
1st lien	$6,496	14.0%	$38,044	82.2%	$44,540	96.2%
2nd lien	1,223	2.7	512	1.1	1,735	3.8

Total	$7,719	16.7%	$38,556	83.3%	$46,275	100.0%

Interest rate type:
Fixed rate	$2,555	5.5%	$4,299	9.3%	$6,854	14.8%
Adjustable rate	5,164	11.2	34,257	74.0	39,421	85.2

Total	$7,719	16.7%	$38,556	83.3%	$46,275	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,113	39.4%	$1,675	16.1%	$5,788	55.5%
2006	699	6.7	908	8.7	1,607	15.4
2007	508	4.9	1,114	10.7	1,622	15.6
2008	243	2.3	325	3.1	568	5.4
2009	178	1.7	27	0.3	205	2.0
2010	237	2.3	49	0.4	286	2.7
2011	343	3.3	14	0.1	357	3.4

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Geographic concentration:(2)
New York	$1,770	17.0%	$276	2.6%	$2,046	19.6%
California	768	7.4	1,128	10.8	1,896	18.2
Louisiana	1,528	14.6	2	0.1	1,530	14.7
Maryland	286	2.7	618	5.9	904	8.6
Virginia	206	2.0	588	5.6	794	7.6
New Jersey	344	3.3	235	2.3	579	5.6
Texas	460	4.4	32	0.3	492	4.7
Florida	107	1.0	212	2.0	319	3.0
District of Columbia	69	0.7	158	1.5	227	2.2
Connecticut	87	0.8	76	0.7	163	1.5
Other	696	6.7	787	7.6	1,483	14.3

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Lien type:
1st lien	$5,194	49.8%	$3,547	34.0%	$8,741	83.8%
2nd lien	1,127	10.8	565	5.4	1,692	16.2

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Interest rate type:
Fixed rate	$2,627	25.2%	$119	1.1%	$2,746	26.3%
Adjustable rate	3,694	35.4	3,993	38.3	7,687	73.7

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the top ten states in which we have the highest concentration of home loans.

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

•

Criticized nonperforming: Loans that are not adequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as criticized nonperforming have a well-defined weakness, or weaknesses, which jeopardize the repayment of the debt. These loans are characterized by the distinct possibility that we will sustain a credit loss if the deficiencies are not corrected and are generally placed on nonaccrual status.

We use our internal risk-rating system for regulatory reporting, determining the frequency of review of the credit exposures and evaluation and determination of the allowance for commercial loans. Loans of $1 million or more designated as criticized performing and criticized nonperforming are reviewed quarterly by management for further deterioration or improvement to determine if they are appropriately classified/graded and whether impairment exists. Noncriticized loans greater than $1 million are specifically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well if a loan becomes past due, we evaluate the risk rating.

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of September 30, 2012 and December 31, 2011.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	September 30, 2012
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$12,961	76.4%	$5,389	28.4%	$775	60.5%	$19,125	51.4%
Mid-Atlantic	1,258	7.4	1,042	5.5	49	3.8	2,349	6.3
South	1,821	10.7	8,535	45.0	80	6.3	10,436	28.0
Other	760	4.5	3,763	19.9	377	29.4	4,900	13.2

Loans	16,800	99.0	18,729	98.8	1,281	100.0	36,810	98.9
Acquired loans	163	1.0	236	1.2	0	0.0	399	1.1

Total	$16,963	100.0%	$18,965	100.0%	$1,281	100.0%	$37,209	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$15,729	92.7%	$18,167	95.8%	$1,216	94.9%	$35,112	94.4%
Criticized performing	904	5.3	444	2.4	46	3.6	1,394	3.7
Criticized nonperforming	167	1.0	118	0.6	19	1.5	304	0.8

Loans	16,800	99.0	18,729	98.8	1,281	100.0	36,810	98.9

Acquired loans:
Noncriticized	$104	0.6%	$218	1.2%	$0	0.0%	$322	0.9%
Criticized performing	59	0.4	18	0.0	0	0.0	77	0.2

Total acquired loans	163	1.0	236	1.2	0	0.0	399	1.1

Total	$16,963	100.0%	$18,965	100.0%	$1,281	100.0%	$37,209	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$11,470	72.9%	$4,987	29.1%	$790	52.6%	$17,247	50.2%
Mid-Atlantic	1,305	8.3	763	4.5	56	3.7	2,124	6.2
South	1,743	11.1	8,324	48.7	93	6.2	10,160	29.6
Other	1,055	6.7	2,696	15.8	564	37.5	4,315	12.6

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6
Acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$14,256	90.6%	$16,002	93.6%	$1,359	90.4%	$31,617	92.1%
Criticized performing	1,110	7.1	642	3.8	105	7.0	1,857	5.4
Criticized nonperforming	207	1.3	126	0.7	39	2.6	372	1.1

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6

Acquired loans:
Noncriticized	$127	0.8%	$303	1.8%	$0	0.0%	$430	1.3%
Criticized performing	36	0.2	15	0.1	0	0.0	51	0.1

Total acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

(1)	Amounts based on total loans as of September 30, 2012 and December 31, 2011.
(2)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information about our individually impaired loans, excluding acquired loans, which are reported separately and discussed below:

	September 30, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$691	$0	$691	$227	$464	$671	$684	$52
International credit card and installment loans	194	0	194	121	73	184	197	8

Total credit card and installment loans(1)	885	0	885	348	537	855	881	60

Consumer banking:
Auto	142	0	142	10	132	142	86	11
Home loan	143	0	143	11	132	168	110	3
Retail banking	58	23	81	8	73	85	85	2

Total consumer banking	343	23	366	29	337	395	281	16

Commercial banking:
Commercial and multifamily real estate	161	147	308	28	280	344	377	2
Commercial and industrial	131	91	222	22	200	252	221	1

Total commercial lending	292	238	530	50	480	596	598	3

Small-ticket commercial real estate	5	18	23	1	22	35	26	0

Total commercial banking	297	256	553	51	502	631	624	3

Total	$1,525	$279	$1,804	$428	$1,376	$1,881	$1,786	$79

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and Installment loans:
Domestic credit card and installment loan	$708	$0	$708	$244	$464	$691	$736	$73
International credit card and installment loans	190	0	190	109	81	179	181	7

Total credit card and installment loans(1)	898	0	898	353	545	870	917	80

Consumer banking:
Auto	58	0	58	8	50	58	25	5
Home loan	104	0	104	10	94	110	79	5
Retail banking	65	26	91	12	79	97	55	1

Total consumer banking	227	26	253	30	223	265	159	11

Commercial banking:
Commercial and multifamily real estate	232	157	389	54	335	459	401	8
Commercial and industrial	123	96	219	19	200	258	166	2

Total commercial lending	355	253	608	73	535	717	567	10

Small-ticket commercial real estate	10	30	40	2	38	62	35	1

Total commercial banking	365	283	648	75	573	779	602	11

Total	$1,490	$309	$1,799	$458	$1,341	$1,914	$1,678	$102

(1)	Credit card and Installment loans include finance charges and fees.

TDR loans accounted for $1.8 billion and $1.6 billion of impaired loans as of September 30, 2012 and December 31, 2011, respectively. Consumer TDR loans classified as performing totaled $1.1 billion, as of September 30, 2012, and December 31, 2011, respectively. Commercial TDR loans classified as performing totaled $270 million, and $305 million, as of September 30, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

(Dollars in millions)	Total Loans Modified(1)	Three Months Ended September 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$109	100%	11.77%	0%	0	0%	$0
International credit card	51	99	24.38	0	0	0	0

Total credit card	160	100	15.82	0	0	0	0

Consumer banking:
Auto	213	73	10.62	76	17	89	143
Home loan	41	83	2.96	79	148	67	9
Retail banking	5	7	1.30	95	7	0	0

Total consumer banking	259	73	9.25	77	38	84	152

Commercial banking:
Commercial and multifamily real estate	1	0	0.0	100	24	0	0
Commercial and industrial	33	10	1.11	98	20	0	0

Total commercial lending	34	10	1.11	98	20	0	0
Small-ticket commercial real estate	0	0	0.0	0	0	0	0

Total commercial banking	34	10	1.11	98	20	0	0
Other:
Other loans	0	0	0.0	0	0	0	0

Total	$453	78%	12.15%	51%	35	48%	$152

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Total Loans Modified(1)	Nine Months Ended September 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$254	100%	11.24%	0%	0	0%	$0
International credit card	166	99	24.17	0	0	0	0

Total credit card	420	100	15.39	0	0	0	0

Consumer banking:
Auto	258	73	9.07	80	15	74	143
Home loan	58	67	2.49	72	131	49	9
Retail banking	19	2	1.72	99	10	0	0

Total consumer banking	335	68	7.93	80	33	65	152

Commercial banking:
Commercial and multifamily real estate	29	16	1.72	100	10	0	0
Commercial and industrial	99	7	4.18	98	15	0	0

Total commercial lending	128	9	3.24	99	14	0	0
Small-ticket commercial real estate	0	0	0.0	0	0	0

Total commercial banking	128	9	3.24	99	14	0	0
Other:
Other loans	0	0	0.0	0	0	0	0

Total	$883	75%	12.60%	44%	27	25%	$152

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Total Loans Modified(1)	Three Months Ended September 30, 2011
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic	$79	100%	10.39%	0%	0	0%	$0
International	67	100	22.01	0	0	0	0

Total credit card	146	100	15.72	0	0	0	0

Consumer banking:
Auto	21	66	1.39	100	10	0	0
Home loans	19	45	2.01	63	115	13	0
Retail banking	21	9	1.51	80	15	0	0

Total consumer banking	61	39	1.63	82	44	4	0

Commercial banking:
Commercial and multifamily real estate	37	46	1.03	100	13	29	3
Commercial and industrial	56	14	0.53	73	16	3	1

Total commercial lending	93	27	0.69	83	15	14	4
Small-ticket commercial real estate	0	0	0.00	100	3	0	0

Total commercial banking	93	27	0.69	84	15	13	4

Total	300	65%	9.89%	43%	27	5%	$4

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Total Loans Modified(1)	Nine Months Ended September 30, 2011
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic	$249	100%	10.51%	0%	0	0%	$0
International	194	100	22.84	0	0	0	0

Total credit card	443	100	15.93	0	0	0	0

Consumer banking:
Auto	53	61	1.39	100	9	0	0
Home loans	49	48	2.10	76	88	8	0
Retail banking	58	8	0.83	81	19	0	0

Total consumer banking	160	38	1.42	86	37	2	0

Commercial banking:
Commercial and multifamily real estate	161	37	2.79	96	13	7	3
Commercial and industrial	105	20	0.80	73	18	2	1

Total commercial lending	266	31	2.01	87	15	5	4
Small-ticket commercial real estate	4	0	0.00	100	3	0	0

Total commercial banking	270	30	2.01	87	15	5	4

Total	$873	67%	9.95%	43%	23	2%	$4

(1)

Represents total loans and other assets modified and accounted for as a TDR during the period. Paydowns, charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.

(2)	Percentage of loans modified and accounted for as a TDR during the period that was granted a reduced interest rate.
(3)	Weighted average interest rate reduction for those loans that received an interest rate concession.
(4)	Percentage of loans modified and accounted for as a TDR during the period that was granted a maturity date extension.
(5)	Weighted average change in maturity date for those loans that received a maturity date extension.
(6)	Percentage of loans modified and accounted for as a TDR during the period that was granted forgiveness or forbearance of a portion of their balance.
(7)	Total amount forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write downs associated with the discharge of the borrower’s obligations.
(8)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

TDR—Subsequent Payment Defaults of Completed TDR Modifications

The following tables present the type, number and amount of loans accounted for as TDRs that experienced a payment default during the period and had completed a modification event in the twelve months prior to the payment default. A payment default occurs if the loan is either 90 days or more delinquent or the loan has been charged-off as of the end of the periods presented.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	12,314	$22	30,484	$61
International credit card(1)	11,903	40	36,956	127

Total credit card	24,217	62	67,440	188

Consumer banking:
Auto	1,121	10	2,986	27
Home loan	12	1	79	7
Retail banking	14	2	83	9

Total consumer banking	1,147	13	3,148	43

Commercial banking:
Commercial and multifamily real estate	0	0	5	8
Commercial and industrial	4	2	12	17

Total commercial lending	4	2	17	25
Small-ticket commercial real estate	0	0	3	2

Total commercial banking	4	2	20	27

Total	25,368	$77	70,608	$258

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2011
	Three Months Ended		Nine Months Ended
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	8,721	$22	25,235	$71
International credit card(1)	11,733	44	34,330	137

Total credit card	20,454	66	59,565	208

Consumer banking:
Auto	110	1	130	2
Home loan	27	2	60	7
Retail banking	63	2	188	4

Total consumer banking	200	5	378	13

Commercial banking:
Commercial and multifamily real estate	9	12	13	35
Commercial and industrial	5	2	9	5

Total commercial lending	14	14	22	40
Small-ticket commercial real estate	1	1	1	0

Total commercial banking	15	15	23	40

Total	20,669	$86	59,966	$261

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

During the quarter ended September 30, 2012, we implemented a new accounting system for the ING Direct acquired loans. As part of our testing of the new system, we identified a required adjustment to the estimate of the accretable yield for certain acquired variable rate loans we previously made during the first two quarters of 2012. The adjustment involved revising the estimate of accretable yield for these types of loans such that our cash flow estimates assume that the interest rate will reset to the current spot rate at each reset date in our

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

calculation of future cash flows. In the table below we have adjusted the beginning accretable yield balances by $1.2 billion to reflect the revised accretable yield. This adjustment only impacts the calculation of estimated accretable yield and there was no impact to the estimated cash flows used in the initial fair value measurement utilized in the allocation of the ING Direct purchase price. In addition, the adjustment had an insignificant impact on the amount of yield accretion recognized in each of the first two quarters of 2012 and for the six months ended June 30, 2012. Updates to expected cash flows result in prospective adjustments to the effective yield recognized for the loans.

	At Acquisition on February 17, 2012
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans
Contractually required principal and interest at acquisition	$49,488	$3,684	$45,804
Less: Nonaccretable difference	(4,443)	(2,343)	(2,100)

Cash flows expected to be collected at acquisition(1) (2)	45,045	1,341	43,704
Less: Accretable yield(2)	(5,483)	(173)	(5,310)

Fair value of loans acquired(3) (4)	$39,562	$1,168	$38,394

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
(2)	As noted above, in the third quarter of 2012 we revised our estimate of contractual cash flows at acquisition which resulted in an adjustment to accretable yield from $6.6 billion to $5.5 billion.
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

(4)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of the HSBC U.S. credit card business, ING Direct and Chevy Chase Bank acquired loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$41,685	$6,626	$35,059	$5,751	$4,565	$1,186

Carrying value(1)	$39,390	$4,356	$35,034	$4,658	$3,576	$1,082

(1)	Includes $68 million and $26 million of cumulative impairment recognized as of September 30, 2012 and December 31, 2011, respectively.

Changes in Accretable Yield of Acquired Loans

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in our provision for loan and lease losses, resulting in an increase to the allowance for loan losses. We increased the allowance related to these pools of loans by $31 million and increased the allowance related to these pools of loans by $42 million for the three and nine months ended September 30, 2012, respectively. We recorded an impairment through our provision for credit losses of $31 million and recorded an impairment of $9 million for the three months ended September 30, 2012 and 2011, respectively and recorded an impairment of $42 million and reduced the allowance by $11 million for the nine months ended September 30, 2012 and 2011, respectively, related to acquired loans. The cumulative impairment recognized on acquired loans totaled $68 million as of September 30, 2012 and $26 million as of December 31, 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents changes in the accretable yield related to the acquired HSBC U.S. card business, ING Direct and Chevy Chase Bank loans:

(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2010	$2,012	$1,754	$258
Accretion recognized in earnings	(431)	(365)	(66)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows(1)	237	232	5
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	(66)	(55)	(11)

Accretable yield as of December 31, 2011	1,752	1,566	186
Acquired loans accretable yield(1)	5,616	306	5,310
Accretion recognized in earnings	(987)	(283)	(704)
Reclassifications from nonaccretable difference for loans with improvement in expected cash flows(2)(3)	701	298	403
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(550)	(21)	(529)

Accretable yield as of September 30, 2012	$6,532	$1,866	$4,666

(1)	Includes revised acquisition date accretable yield for ING Direct acquired loans as discussed above.
(2)	Represents increases in accretable yields for those pools with increases primarily the result of improved credit performance.
(3)

Reflects the implementation of a third quarter 2012 OCC update to the Bank Accounting Advisory Series, which requires write-down of performing consumer loans restructured in bankruptcy to collateral value. Includes reductions of $52 million and $85 million for credit-impaired loans and non-impaired loans, respectively.

(4)	Represents changes in accretable yields for those pools with reductions driven primarily by changes in prepayment levels.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $296.9 billion and $206.0 billion as of September 30, 2012 and December 31, 2011, respectively. While these amounts represented the total available unused credit card lines, we have not experienced, and do not anticipate, that all of our customers will access their entire available line at any given point in time.

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

Therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit other than credit card lines were approximately $17.2 billion and $14.8 billion as of September 30, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $37 million and $66 million as of September 30, 2012 and December 31, 2011, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

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

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance for Credit Losses
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)
Balance as of June 30, 2012	$3,750	$447	$87	$135	$669	$535	$44	$4,998	$51	$5,049
Provision for credit losses	892	138	64	1	203	(74)	7	1,028	(14)	1,014
Charge-offs	(981)	(166)	(37)	(18)	(221)	(9)	(13)	(1,224)	0	(1,224)
Recoveries	268	51	5	4	60	8	1	337	0	337

Net charge-offs	(713)	(115)	(32)	(14)	(161)	(1)	(12)	(887)	0	(887)
Other changes	15	0	0	0	0	0	0	15	0	15

Balance as of September 30, 2012	$3,944	$470	$119	$122	$711	$460	$39	$5,154	$37	$5,191

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30, 2012
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance for Credit Losses
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)
Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses	3,062	341	80	0	421	(221)	31	3,293	(29)	3,264
Charge-offs	(2,844)	(428)	(80)	(58)	(566)	(69)	(31)	(3,510)	0	(3,510)
Recoveries	863	166	21	17	204	35	3	1,105	0	1,105

Net charge-offs	(1,981)	(262)	(59)	(41)	(362)	(34)	(28)	(2,405)	0	(2,405)
Other changes	16	0	0	0	0	0	0	16	0	16

Balance as of September 30, 2012	$3,944	$470	$119	$122	$711	$460	$39	$5,154	$37	$5,191

	Three Months Ended September 30, 2011
		Consumer				Commercial	Other(1)	Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance For Credit Loans
(Dollars in millions)	Credit Card	Auto	Home Loans	Retail Banking	Total Consumer
Balance as of June 30, 2011	$3,093	$322	$90	$186	$598	$732	$65	$4,488	$64	$4,552
Provision for credit losses	512	119	18	0	137	(1)	(15)	633	(11)	622
Charge-offs	(967)	(129)	(20)	(23)	(172)	(35)	(9)	(1,183)	0	(1,183)
Recoveries	306	46	5	6	57	6	2	371	0	371

Net charge-offs	(661)	(83)	(15)	(17)	(115)	(29)	(7)	(812)	0	(812)
Other changes	(29)	0	0	0	0	0	0	(29)	0	(29)

Balance as of September 30, 2011	$2,915	$358	$93	$169	$620	$702	$43	$4,280	$53	$4,333

	Nine Months Ended September 30, 2011
		Consumer						Allowance for Loan and Lease Losses	Unfunded Lending Commitments Reserve	Allowance For Credit Loans
(Dollars in millions)	Credit Card	Auto	Home Loans	Retail Banking	Total Consumer	Commercial	Other(1)
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$830	$82	$5,628	$107	$5,735
Provision for credit losses	1,271	229	34	18	281	(1)	2	1,553	(54)	1,499
Charge-offs	(3,362)	(372)	(74)	(78)	(524)	(153)	(46)	(4,085)	0	(4,085)
Recoveries	979	148	21	19	188	26	4	1,197	0	1,197

Net charge-offs	(2,383)	(224)	(53)	(59)	(336)	(127)	(42)	(2,888)	0	(2,888)
Other changes	(14)	0	0	0	0	0	1	(13)	0	(13)

Balance as of September 30, 2011	$2,915	$358	$93	$169	$620	$702	$43	$4,280	$53	$4,333

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$3,595	$460	$46	$113	$619	$405	$39	$4,658
Asset-specific(2)	348	10	11	8	29	51	0	428
Acquired loans	1	0	62	1	63	4	0	68

Total allowance for loan and lease losses	$3,944	$470	$119	$122	$711	$460	$39	$5,154

Held-for-investment loans by impairment methodology:
Formula-based(1)	$87,777	$26,269	$7,576	$3,909	$37,754	$36,257	$152	$161,940
Asset-specific(2)	885	142	143	81	366	553	0	1,804
Acquired loans	371	23	38,556	39	38,618	399	0	39,388

Total held-for-investment loans	$89,033	$26,434	$46,275	$4,029	$76,738	$37,209	$152	$203,132

Allowance as a percentage of period-end held-for-investment loans	4.43%	1.78%	0.26%	3.03%	0.93%	1.24%	25.66%	2.54%

	December 31, 2011
(Dollars in millions)	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Formula-based(1)	$2,494	$383	$65	$150	$598	$638	$36	$3,766
Asset-specific(2)	353	8	10	12	30	75	0	458
Acquired loans	0	0	23	1	24	2	0	26

Total allowance for loan and lease losses	$2,847	$391	$98	$163	$652	$715	$36	$4,250

Held-for-investment loans by impairment methodology:
Formula-based(1)	$64,177	$21,674	$6,217	$3,968	$31,859	$33,198	$175	$129,409
Asset-specific(2)	898	58	104	90	252	648	0	1,798
Acquired loans	0	47	4,112	45	4,204	481	0	4,685

Total held-for-investment loans	$65,075	$21,779	$10,433	$4,103	$36,315	$34,327	$175	$135,892

Allowance as a percentage of period-end held-for-investment loans	4.37%	1.80%	0.94%	3.97%	1.80%	2.08%	20.57%	3.13%

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of September 30, 2012 and December 31, 2011. We separately present information for consolidated and unconsolidated VIEs.

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

	September 30, 2012
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$44,653	$15,128	$0		$0		$0
Auto loan securitizations(4)	0	0	0		0		0
Home loan securitizations	0	0	217	(1)	22	(2)	247
Other asset securitizations(4)	20	20	0		0		0

Total securitization related VIEs	44,673	15,148	217		22		247

Other VIEs:
Affordable housing entities	0	0	2,409		367		2,409
Entities that provide capital to low-income and rural communities	375	87	6		4		6
Other	1	0	208		86		208

Total Other VIEs	376	87	2,623		457		2,623

Total VIEs	$45,049	$15,235	$2,840		$479		$2,870

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets		Carrying Amount of Liabilities		Maximum Exposure to Loss(3)
Securitization-related VIEs:
Credit card loan securitizations(4)	$48,309	$17,443	$0		$0		$0
Auto loan securitizations(4)	95	78	0		0		0
Home loan securitizations	0	0	161	(1)	27	(2)	269
Other asset securitizations(4)	36	36	0		0		0

Total securitization related VIEs	48,440	17,557	161		27		269

Other VIEs:
Affordable housing entities	0	0	2,044		289		2,044
Entities that provide capital to low-income and rural communities	320	46	6		3		6
Other	1	0	139		0		139

Total Other VIEs	321	46	2,189		292		2,189

Total VIEs	$48,761	$17,603	$2,350		$319		$2,458

(1)

The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests and letters of credit related to manufactured housing securitizations and are reported on our consolidated balance sheets under accounts receivable from securitizations and in Other Assets. Mortgage servicing rights related to unconsolidated VIEs are reported on our consolidated balance sheets under other assets. See “Note 8—Goodwill and Other Intangible Assets” for additional information on our mortgage servicing rights.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

The table below presents the securitization-related VIEs in which we had continuing involvement as of September 30, 2012 and December 31, 2011:

	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
September 30, 2012:
Securities held by third-party investors	$12,673	$0	$13	$2,787		$172		$1,148
Receivables in the trust	43,893	0	20	2,883		172		1,154
Cash balance of spread or reserve accounts	0	0	0	8		0		166
Retained interests	Yes	N/A	Yes	Yes		Yes		Yes
Servicing retained	Yes	N/A	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	N/A	No	No		Yes	(2)	No
December 31, 2011:
Securities held by third-party investors	$16,428	$75	$24	$3,122		$206		$1,247
Receivables in the trust	47,537	77	36	3,228		206		1,254
Cash balance of spread or reserve accounts	17	12	0	8		0		172
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See information below regarding on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of September 30, 2012 and December 31, 2011, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations” of our 2011 Form 10-K.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.8 billion as of September 30, 2012 and $3.1 billion as of December 31, 2011.

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

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $28 million in advances as of September 30, 2012, all of which was expensed as funded. Our unfunded commitment related to these residual interests was $8 million as of September 30, 2012. We have not consolidated these trusts because the residual certificates did not provide the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses, and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $166 million and $172 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the expected residual balances on the funded letters of credit was $51 million as of September 30, 2012 and December 31, 2011, and is included in other assets on the consolidated balance sheet. Our maximum exposure under the swap agreements was $22 million and $23 million as of September 30, 2012 and December 31, 2011, respectively. The value of our obligations under these swaps was $22 million and $12 million as of September 30, 2012 and December 31, 2011, respectively and is recorded in other liabilities on our consolidated balance sheet.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.2 billion and $1.3 billion as of September 30, 2012 and December 31, 2011, respectively. In the event the third party does not fulfill on its obligations to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities. As of September 30, 2012 and December 31, 2011 our interests consisted of assets of approximately $2.4 billion and $2.0 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and is $2.4 billion as of September 30, 2012. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs at September 30, 2012 and December 31, 2011 were approximately $9.5 billion and $8.4 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated at September 30, 2012 and December 31, 2011 totaled approximately $375 million and $320 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in, but were not required to consolidate as of September 30, 2012 and December 31, 2011 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of September 30, 2012. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other

We have a variable interest in Capital One Financial Advisors, LLC which we consolidate as we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIE that we consolidated totaled approximately $1 million as of September 30, 2012 and December 31, 2011, respectively. The assets are consolidated in our balance sheet in cash and other assets.

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $269 million and $309 million as of September 30, 2012 and December 31, 2011, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $120 million and $139 million as of September 30, 2012 and December 31, 2011, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $120 million as of September 30, 2012. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

In April 2012, we purchased membership interests in three limited liability companies that each operates a refined coal production facility. The sale of this refined coal qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code. In the aggregate, we paid $1 million in cash at closing and agreed to a fixed note payable of $86 million and additional quarterly variable payments based on the amount of tax credits to be generated by these entities from April 2012 to 2021. In addition, we have an ongoing commitment to fund a proportionate share of the operating expenses of each of these entities based on our ownership percentage. These limited liability companies were deemed to be VIEs and we determined that we were not the primary beneficiary as we do not have the power to direct the activities of these entities that most significantly impact their economic performance. Our membership interests in these entities are reflected on our consolidated balance sheet within other assets. As of September 30, 2012, the carrying value of our aggregate membership interest in these entities was $87 million. Our future obligation to these entities is predicated upon the generation of tax credits and their operating performance in future periods. The parties involved with these entities have recourse to our general credit for the quarterly variable payment amounts and ongoing funding commitments that become payable to them. These payments will only be required if the refined coal production facilities are either currently generating tax credits or expect to generate them imminently. We have not provided additional financial or other support during the period that we were not contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets as of September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30, 2012	December 31, 2011
Goodwill	$13,901	$13,592
Other intangible assets:
Purchased credit card relationship intangibles—HSBC(1)	1,953	0
Core deposit intangibles—ING Direct(2)	174	0
Other	635	610

Total other intangible assets	2,762	610

Total goodwill and other intangible assets	$16,663	$14,202

(1)	Consists of purchased credit card relationship intangibles related to the HSBC U.S. acquisition in the second quarter of 2012.
(2)	Consists of core deposit intangibles related to the acquisition of ING Direct in the first quarter of 2012.

Goodwill

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Credit Card, International Credit Card, Auto Finance, other Consumer Banking and Commercial Banking. As of September 30, 2012 and December 31, 2011, goodwill of $13.9 billion and $13.6 billion, respectively, was included in the accompanying consolidated balance sheets. There were no events requiring an interim impairment test and there has been no goodwill impairment recorded for the three and nine months ended September 30, 2012. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

During the second quarter of 2012, we acquired the assets and assumed the liabilities of the credit card and private label credit card business of HSBC. In connection with the acquisition, we recorded goodwill of $304 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill was assigned to the Credit Card segment. See “Note 2—Acquisitions” for information regarding the HSBC U.S. Card acquisition.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents a summary of changes in goodwill by segment, for the nine months ended September 30, 2012.

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Total Company
Balance as of December 31, 2011	$4,691	$4,583	$4,318	$13,592
Acquisitions	304	0	0	304
Other adjustments	5	0	0	5

Balance as of September 30, 2012	$5,000	$4,583	$4,318	$13,901

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

In connection with the February 17, 2012 acquisition of ING Direct, we recognized core deposit intangibles of $209 million and other intangibles of $149 million at acquisition. In connection with the May 1, 2012 acquisition of the HSBC credit card portfolios, we recognized purchased credit card relationship intangibles of $2.2 billion and other intangibles of $47 million at acquisition.

The following table summarizes our intangible assets subject to amortization as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles—HSBC(1)	$2,165	$(212)	$0	$1,953	8.1 years
Core deposit intangibles—ING Direct(2)	209	(35)	0	174	6.4 years
Other(3)	1,993	(1,359)	1	635	7.2 years

Total	$4,367	$(1,606)	$1	$2,762

	December 31, 2011
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Currency Valuation Adjustments	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles—HSBC	$0	$0	$0	$0	—
Core deposit intangibles—ING Direct	0	0	0	0	—
Other (4)	1,799	(1,188)	(1)	610	6.4 years

Total	$1,799	$(1,188)	$(1)	$610

(1)	Consists of purchased credit card relationship intangibles related to the HSBC U.S. Card acquisition in the second quarter of 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)	Consists of core deposit intangibles related to the acquisition of ING Direct in the first quarter of 2012.
(3)

Includes other purchased credit card relationship intangibles with a net carrying value of $38 million, other core deposit intangibles with a net carrying value of $369 million, brokerage relations intangibles with a net carrying value of $76 million, partnership contract intangibles with a net carrying value of $43 million, contract intangibles with a net book value of $40 million, trade mark/name intangibles with a net carrying value of $33 million and other intangibles with a net book value of $36 million.

(4)

Includes other purchased credit card relationship intangibles with a net carrying value of $52 million, other core deposit intangibles with a net carrying value of $479 million, brokerage relations intangibles with a net carrying value of $2 million, contract intangibles with a net book value of $50 million and other intangibles with a net book value of $27 million.

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on an accelerated basis using the sum of the year’s digits methodology. Intangible amortization expense, which is included in non-interest expense on our consolidated statements of income, totaled $199 million and $55 million for the three months ended September 30, 2012 and 2011, respectively, and $418 million and $170 million for the nine months ended September 30, 2012 and 2011, respectively. The weighted average amortization period for purchase accounting intangibles is 7.8 years as of September 30, 2012.

The following table summarizes the estimated future amortization expense for intangible assets as of September 30, 2012:

(Dollars in millions)	Estimated Future Amortization Amounts
2012 (remaining three months)	$191
2013	682
2014	554
2015	445
2016	341
Thereafter	549

Total	$2,762

NOTE 9—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of September 30, 2012, we had $192.5 billion in interest-bearing deposits of which $4.9 billion represents large denomination certificates of $100,000 or more. As of December 31, 2011, we had $109.9 billion in interest-bearing deposits, of which $4.6 billion represents large denomination certificates of $100,000 or more. The increase in deposits reflects the addition of $84.4 billion in deposits from ING Direct at acquisition.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Borrowings

We also access the capital markets to meet our funding needs through loan securitization transactions and the issuance of senior and subordinated notes. As of September 30, 2012, we had an effective shelf registration statement filed with the U.S. Securities & Exchange Commission (“SEC”) under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell. We filed a new effective shelf registration statement with the SEC on April 30, 2012. Under SEC rules, the shelf registration statement expires three years after filing.

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock, which totaled $777 million and $362 million, as of September 30, 2012 and December 31, 2011, respectively.

Securitized Debt Obligations

We had $12.7 billion and $16.5 billion of securitized debt obligations as of September 30, 2012 and December 31, 2011, respectively, all of which were held by third party investors.

Senior and Subordinated Notes

As of September 30, 2012, we had $11.8 billion of senior and subordinated notes outstanding, including $926 million in fair value hedging losses. As of December 31, 2011, we had $11.0 billion of senior and subordinated notes outstanding, including $823 million in fair value hedging losses. During the nine months ended September 30, 2012, we issued $1.25 billion in senior notes which was partially offset by $632 million in maturities. The new senior notes are due in 2015. See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Under a Senior and Subordinated Global Bank Note Program, COBNA has issued debt securities to both U.S. and non-U.S. lenders and raised funds in U.S. and foreign currencies. The Senior and Subordinated Global Bank Note Program had $775 million of senior and subordinated notes outstanding as of September 30, 2012, including $22 million in fair value hedging losses. As of December 31, 2011, the Senior and Subordinated Global Bank Note Program had $774 million of senior and subordinated notes outstanding, including $36 million in fair value hedging losses.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both September 30, 2012 and December 31, 2011. There were no junior subordinated borrowings that were called or matured during the nine months ended September 30, 2012.

FHLB Advances

We had outstanding FHLB advances, which are secured by our investment securities, residential home loan portfolio, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $9.3 billion and $6.9 billion as of September 30, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2012 and December 31, 2011. Our total short-term borrowings consist of federal funds purchased and securities loaned under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

(Dollars in millions)	September 30, 2012	December 31, 2011
Deposits:
Non-interest bearing deposits	$20,767	$18,281
Interest-bearing deposits	192,488	109,945

Total deposits	$213,255	$128,226

Short-term borrowings:
Federal Funds purchased and securities loaned or sold under agreements to repurchase	$967	$1,464
FHLB Advances	8,285	5,835

Total short-term borrowings	$9,252	$7,299

	September 30, 2012				December 31, 2011
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate
Long-term debt:
Securitized debt obligations	2012-2025	0.27-6.40	1.67%	$12,686	$16,527
Senior and subordinated notes:
Fixed unsecured senior debt	2013-2021	2.13-7.38	4.72%	7,912	6,850
Floating unsecured senior debt	2014	1.61	1.61%	250	250

Total unsecured senior debt			4.62%	8,162	7,100
Fixed unsecured subordinated debt	2013-2019	5.35-8.80	7.46%	3,594	3,934

Total senior and subordinated notes				11,756	11,034
Other long-term borrowings:
Fixed junior subordinated debt	2027-2066	3.63-10.25	8.57%	3,642	3,642
FHLB advances	2012-2023	0.26-6.88	0.35%	1,041	1,059

Total other long-term borrowings				4,683	4,701
Total long-term debt				$29,125	$32,262

Total short-term borrowings and long-term debt				$38,377	$39,561

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$1	$1	$4
FHLB advances	4	1	8	1

Total short-term borrowings	4	2	9	5

Long-term debt:
Securitized debt obligations	64	89	213	342
Senior and subordinated notes:
Unsecured senior debt	56	54	170	123
Unsecured subordinated debt	29	30	90	88

Total senior and subordinated notes	85	84	260	211

Other long-term borrowings:
Junior subordinated debt	79	79	236	231
FHLB advances	2	2	8	9
Other	3	2	7	6

Total long-term debt	233	256	724	799

Total short-term borrowings and long-term debt	$237	$258	$733	$804

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging. The outstanding notional amount of our derivative contracts totaled $53.9 billion as of September 30, 2012, compared with $73.2 billion as of December 31, 2011. The decrease was due primarily to the termination of hedges associated with the ING Direct acquisition. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $2.0 billion and $498 million, respectively, as of September 30, 2012, compared with $1.9 billion and $987 million, respectively, as of December 31, 2011.

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

•

Net Investment Hedges: We use net investment hedges, primarily forward foreign exchange contracts, to manage the exposure related to our net investments in consolidated foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI. During the third quarter of 2011, we discontinued hedge accounting on our only net investment hedge. Therefore, we did not have any net investment hedges outstanding as of September 30, 2012.

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of September 30, 2012 and December 31, 2011. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

	September 30, 2012			December 31, 2011
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$15,715	$1,113	$0	$14,425	$1,019	$1
Cash flow interest rate contracts	9,025	127	0	6,325	71	130

Total interest rate contracts	24,740	1,240	0	20,750	1,090	131

Foreign exchange contracts:
Cash flow foreign exchange contracts	5,241	5	105	4,577	93	16
Net investment foreign exchange contracts	0	0	0	0	0	0

Total foreign exchange contracts	5,241	5	105	4,577	93	16

Total derivatives designated as accounting hedges	29,981	1,245	105	25,327	1,183	147

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	198	17	5	383	18	12
Customer accommodation(2)	18,550	526	307	16,147	453	395
Other interest rate exposures	3,057	49	24	29,027	85	362

Total interest rate contracts	21,805	592	336	45,557	556	769

Foreign exchange contracts	1,343	136	49	1,348	193	65
Other contracts	796	3	8	932	4	6

Total derivatives not designated as accounting hedges	23,944	731	393	47,837	753	840

Total derivatives	$53,925	$1,976	$498	$73,164	$1,936	$987

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)

Derivative asset and liability amounts are presented on a gross basis based on individual contracts and do not reflect the impact of legally enforceable master counterparty netting agreements, collateral received/posted or net credit risk valuation adjustments. We recorded a net cumulative credit risk valuation adjustment related to our derivative positions of $13 million and $23 million as of September 30, 2012 and December 31, 2011, respectively. See “Derivative Counterparty Credit Risk” below for additional information.

(2)	Customer accommodation derivatives include those entered into with our commercial banking customers and those entered into with other counterparties to offset the market risk.

Upon the completion of the ING Direct acquisition in February 2012, we terminated the portfolio of interest-rate swaps we entered into in anticipation of the acquisition. These interest-rate swaps consisted of an initial notional amount of $23.8 billion and an additional notional amount of $1.0 billion resulting from subsequent rebalancing actions. The total cash payment at termination was $355 million. We recognized a mark-to-market loss of $78 million in earnings in the first quarter of 2012 and a mark-to-market loss of $266 million in earnings in the third quarter of 2011 related to these swaps.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain recognized in earnings on derivatives(1)	$16	$339	$95	$380
Loss recognized in earnings on hedged items(1)	(36)	(334)	(123)	(372)

Net fair value hedge ineffectiveness gain (loss)	(20)	5	(28)	8

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	1	6	4	2
Customer accommodation(1)	11	5	29	15
Other interest rate exposures(1)	(1)	(273)	(58)	(267)

Total	11	(262)	(25)	(250)

Foreign exchange contracts(1)	(5)	6	(14)	4
Other contracts(1)	(3)	14	(6)	23

Total gain (loss) on derivatives not designated as accounting hedges	3	(242)	(45)	(223)

Net derivatives gain (loss) recognized in earnings	$(17)	$(237)	$(73)	$(215)

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) for the three and nine months ended September 30, 2012 and 2011 related to derivatives designated as cash flow hedges and net investment hedges.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$60	$14	$121	$35
Foreign exchange contracts	(7)	(5)	(18)	(15)

Subtotal	53	9	103	20

Net investment hedges:
Foreign exchange contracts	0	(1)	0	(2)

Net derivatives gain recognized in AOCI	$53	$8	$103	$18

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$12	$(1)	$32	$1
Foreign exchange contracts(3)	3	(5)	(8)	(14)

Subtotal	15	(6)	24	(13)
Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0	0	0
Foreign exchange contracts(3)	0	0	0	0

Subtotal	0	0	0	0

Net derivatives gain (loss) recognized in earnings	$15	$(6)	$24	$(13)

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $28 million recorded in AOCI as of September 30, 2012, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of September 30, 2012. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Default Swaps

We have credit exposure on credit default swap agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these swap agreements totaled $22 million and $23 million as of September 30, 2012 and December 31, 2011, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these swaps was $22 million and $12 million

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

as of September 30, 2012 and December 31, 2011, respectively. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $17 million and $141 million as of September 30, 2012 and December 31, 2011, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $151 million and $353 million as of September 30, 2012 and December 31, 2011, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $20 million and $39 million as of September 30, 2012 and December 31, 2011, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk at any point in time is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $884 million and $894 million as of September 30, 2012 and December 31, 2011, respectively. We also received securities from derivatives counterparties totaling $256 million as of September 30, 2012, which we have the ability to repledge.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $14 million and $25 million as of September 30, 2012 and December 31, 2011, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million and $2 million as of September 30, 2012 and December 31, 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

On August 20, 2012, we issued and sold 35,000,000 depositary shares (“Depositary Shares”), each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, $0.01 par value, with a liquidation preference of $25.00 per Depositary Share (equivalent to $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Stock”). The net proceeds of the offering of the 35,000,000 Depositary Shares were approximately $853 million, after deducting underwriting commissions and offering expenses.

Common Stock

On February 16, 2012, we settled forward sale agreements that we entered into with certain counterparties acting as forward purchasers in connection with a public offering of shares of our common stock on July 19, 2011. Pursuant to the forward sale agreements, we issued 40,000,000 shares of our common stock at settlement. After underwriter’s discounts and commissions, the net proceeds to the company were at a forward sale price per share of $48.17 for a total of approximately $1.9 billion.

On February 17, 2012, we issued 54,028,086 shares of Capital One common stock with a fair value of $2.6 billion as partial consideration for the equity interests and assets and liabilities associated with the ING Direct acquisition.

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

On September 10, 2012, one of the ING Sellers sold 54,028,086 shares of our common stock in an underwritten public offering. We did not receive any proceeds from the offering.

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the cumulative balances of accumulated other comprehensive income, net of deferred tax of $467 million and $142 million as of September 30, 2012 and December 31, 2011, respectively:

(Dollars in millions)	September 30, 2012	December 31, 2011
Net unrealized gains on securities	$770	$294
Other-than-temporary impairment not recognized in earnings on securities	(26)	10
Unrealized gains (losses) on cash flow hedging instruments	53	(26)
Foreign currency translation adjustments	25	(49)
Other	(41)	(60)

Total accumulated other comprehensive income	$781	$169

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below summarizes other comprehensive income activity and the related tax effects for the three and nine months ended September 30, 2012.

	Three Months Ended September 30,
	2012			2011
(Dollars in millions)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$449	$169	$280	$(112)	$(37)	$(75)
Other-than-temporary impairment not recognized in earnings	74	28	46	(11)	(4)	(7)
Net unrealized gains on cash flow hedges	93	33	60	23	8	15
Foreign currency translation adjustments	63	0	63	(83)	0	(83)
Other	(23)	(5)	(18)	(2)	(1)	(1)

Other comprehensive income (loss)	$656	$225	$431	$(185)	$(34)	$(151)

	Nine Months Ended September 30,
	2012			2011
(Dollars in millions)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$607	$229	$378	$77	$30	$47
Other-than-temporary impairment not recognized in earnings	127	47	80	(22)	(8)	(14)
Net unrealized gains on cash flow hedges	188	67	121	49	18	31
Foreign currency translation adjustments	74	0	74	(20)	0	(20)
Other	(57)	(16)	(41)	(2)	(1)	(1)

Other comprehensive income	$939	$327	$612	$82	$39	$43

NOTE 12—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in millions, except per share data)	2012	2011	2012	2011
Basic earnings per share
Income from continuing operations, net of tax	$1,188	$865	$2,886	$2,842
Loss from discontinued operations, net of tax	(10)	(52)	(212)	(102)

Net income applicable to common equity	1,178	813	2,674	2,740
Dividends and undistributed earnings allocated to participating securities(1)	(5)	0	(12)	0

Net income available to common stockholders	$1,173	$813	$2,662	$2,740

Total weighted-average basic shares outstanding	578	456	555	455

Net income per share	$2.03	$1.78	$4.80	$6.02

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and Shares in millions, except per share data)	2012	2011	2012	2011
Diluted earnings per share(2)
Net income available to common stockholders	$1,173	$813	$2,662	$2,740

Total weighted-average basic shares outstanding	578	456	555	455
Stock options, warrants, contingently issuable shares, and other	6	4	5	6

Total weighted-average diluted shares outstanding	584	460	560	461

Net income per share	$2.01	$1.77	$4.75	$5.95

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 6 million and 49 million of awards, options or warrants for the three months ended September 30, 2012 and 2011, respectively, and 7 million and 22 million of awards, options or warrants for the nine months ended September 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. Accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We had not made any material fair value option elections as of September 30, 2012 and December 31, 2011.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2012
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,558	$0	$0	$1,558
U.S. Agency debt obligations	0	530	287	817
Residential mortgage-backed securities	0	38,373	1,056	39,429
Commercial mortgage-backed securities	0	6,434	361	6,795
Asset-backed securities	0	11,175	545	11,720
Other	293	843	9	1,145

Total securities available for sale	1,851	57,355	2,258	61,464
Other assets:
Mortgage servicing rights	0	0	76	76
Derivative receivables(1)(2)	3	1,864	109	1,976
Retained interests in securitizations and other	0	0	209	209

Total assets	$1,854	$59,219	$2,652	$63,725

Liabilities
Other liabilities:
Derivative payables(1)(2)	$(6)	$(445)	$(47)	$(498)
Other(3)	0	0	(22)	(22)

Total liabilities	$(6)	$(445)	$(69)	$(520)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2011
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$124	$0	$0	$124
U.S. Agency debt obligations	0	138	0	138
Residential mortgage-backed securities	0	26,455	195	26,650
Commercial mortgage-backed securities	0	913	274	1,187
Asset-backed securities	0	10,118	32	10,150
Other	279	219	12	510

Total securities available for sale	403	37,843	513	38,759
Other assets:
Mortgage servicing rights	0	0	93	93
Derivative receivables(1)(2)	5	1,828	103	1,936
Retained interests in securitizations and other	0	0	145	145

Total assets	$408	$39,671	$854	$40,933

Liabilities
Other liabilities:
Derivative payables(1)(2)	$(6)	$(702)	$(279)	$(987)
Other(3)	0	0	(12)	(12)

Total liabilities	$(6)	$(702)	$(291)	$(999)

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

(2)

Does not reflect $13 million and $23 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2012 and December 31, 2011, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

(3)	Includes manufactured housing, swap and other transactions. See “Note 7—Variable Interest Entities and Securitizations” for additional information.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the third quarter and first nine months of 2012, we had minimal movements between Levels 1 and 2.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended September 30, 2012
	Balance, June 30, 2012	Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2012	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2012(3)
(Dollars in millions)		Included in Net Income (1)	Included in Other Comprehensive Income
Assets:
Securities available-for-sale:
U.S. Agency debt obligations	$64	$0	$(1)	$85	$0	$0	$(1)	$140	$0	$287	$0
Residential mortgage-backed securities	1,170	(5)	91	194	0	0	(76)	74	(392)	1,056	(5)
Commercial mortgage-backed securities	267	0	10	204	0	0	3	50	(173)	361	0
Asset-backed securities	293	0	9	229	0	0	0	82	(68)	545	0
Other	10	0	0	0	0	0	(1)	0	0	9	0
Total securities available-for-sale	1,804	(5)	109	712	0	0	(75)	346	(633)	2,258	(5)
Other Assets:
Mortgage servicing rights	84	(7)	0	0	0	1	(2)	0	0	76	(7)
Derivative receivables	103	10	0	0	0	8	(11)	0	(1)	109	10
Retained interest in securitization and other	140	69	0	0	0	0	0	0	0	209	69
Liabilities:
Other Liabilities
Derivative Payables	(34)	(13)	0	0	0	(5)	4	0	1	(47)	(13)
Other	(13)	(9)	0	0	0	0	0	0	0	(22)	(9)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended September 30, 2011
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2011(3)
(Dollars in millions)	Balance, June 30, 2011	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2011
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$357	$0	$(5)	$(34)	$0	$0	$(34)	$24	$(117)	$191	$0
Commercial mortgage-backed securities	0	0	(1)	282	(15)	0	0	76	0	342	0
Asset-backed securities	9	0	(4)	34	0	0	0	0	0	39	0
Other	12	0	0	0	0	0	0	0	0	12	0
Total securities available-for-sale	378	0	(10)	282	(15)	0	(34)	100	(117)	584	0
Other Assets:
Mortgage servicing rights	130	(34)	0	0	0	1	(3)	0	0	94	(34)
Derivative receivables	44	27	0	0	0	3	(8)	0	(1)	65	27
Retained interest in securitization and other	106	(5)	0	0	0	0	0	0	0	101	(5)
Liabilities:
Other Liabilities
Derivative Payables	(42)	(24)	0	0	0	(180)	5	0	1	(240)	(24)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended September 30, 2012
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2012(3)
(Dollars in millions)	Balance, January 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2012
Assets:
Securities available-for-sale:
U.S. Agency debt obligations	$0	$0	$0	$135	$0	$0	$(2)	$154	$0	$287	$0
Residential mortgage-backed securities	195	(6)	78	2,477	(640)	0	(226)	302	(1,124)	1,056	(6)
Commercial mortgage-backed securities	274	5	20	674	(76)	0	(16)	63	(583)	361	5
Asset-backed securities	32	0	22	384	0	0	(3)	214	(104)	545	0
Other	12	0	0	0	0	0	(6)	9	(6)	9	0
Total securities available-for-sale	513	(1)	120	3,670	(716)	0	(253)	742	(1,817)	2,258	(1)
Other Assets:
Mortgage servicing rights	93	(18)	0	0	0	9	(8)	0	0	76	(18)
Derivative receivables	103	55	0	0	0	12	(73)	13	(1)	109	55
Retained interest in securitization and other	145	64	0	0	0	0	0	0	0	209	64
Liabilities:
Other Liabilities
Derivative Payables	(279)	(18)	0	0	0	(37)	276	8	3	(47)	(18)
Other	(12)	(10)	0	0	0	0	0	0	0	(22)	(10)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended September 30, 2011
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2011(3)
(Dollars in millions)	Balance, January 1, 2011	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2011
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$578	$0	$(9)	$0	$(15)	$0	$(93)	$50	$(320)	$191	$0
Commercial mortgage-backed securities	0	0	(1)	282	(15)	0	0	76	0	342	0
Asset-backed securities	13	0	(4)	34	0	0	(1)	0	(3)	39	0
Other	7	0	0	0	0	0	0	5	0	12	0
Total securities available -for-sale	598	0	(14)	316	(30)	0	(94)	131	(323)	584	0
Other Assets:
Mortgage servicing rights	141	(44)	0	0	0	7	(10)	0	0	94	(44)
Derivative receivables	46	39	0	0	0	5	(23)	0	(2)	65	39
Retained interest in securitization and other	117	(16)	0	0	0	0	0	0	0	101	(16)
Liabilities:
Other Liabilities
Derivative Payables	(43)	(28)	0	0	0	(182)	12	0	1	(240)	(28)

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

(2)

The transfers out of Level 3 for the third quarter and nine months ending September 30, 2012 and 2011 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

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

Significant Level 3 Fair Value Asset and Liability Input Sensitivity

Changes in unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. In general, an increase in the discount rate, default rates, loss severity and credit spreads, in isolation, would result in a decrease in the fair value measurement. In addition, an increase in default rates would generally be accompanied by a decrease in recovery rates, slower prepayment rates and an increase in liquidity spreads.

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

The following table presents the significant unobservable inputs relied upon to determine the fair values of our recurring Level 3 financial instruments. We utilize multiple third party pricing services to obtain fair value measures for our securities. Several of our third party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third party pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the Available for Sale Securities presented below represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2012	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Assets:
Securities available-for-sale:

Residential mortgage-backed securities	$1,056	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-25% (6%)
				0-24% (6%)
				1-23% (9%)
				4-75% (52%)

Commercial mortgage-backed securities	361	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-3% (3%) 0-25% (3%)

Asset-backed securities	545	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-19% (2%) 0-8% (3%) 3-18% (13%) 45-87% (77%)

Other	296	Discounted cash flows	Yield Constant prepayment rate	2-2% (2%) N/A
Other assets:

Mortgage servicing rights	76	Discounted cash flows	Constant prepayment rate Discount rate Servicing cost ($ per loan)	11.76-33.72% (20.62%) 9.60-29.79% (12.94%) $81-$684 ($208)

Derivative receivables	109	Discounted cash flows	Swap rates	1.70-2.43% (2.28%)

Retained interests in securitization and other	209	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate	28-246 (63) 1.15-22.47% (12.07%) 2.91-13.57% (11.47%)
Liabilities:

Other liabilities:

Derivative payables	(47)	Discounted cash flows Black model	Swap rates Flat volatility	1.70-2.40% (2.25%) 27.87-28.30% (27.94%)

Other (Manufactured housing swap obligations)	(22)	Discounted cash flows	Constant prepayment rate Default rate Illiquidity risk	2.74-3.60% (3.08%) 3.40-3.97% (3.75%) 1.21%

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

Loans Held For Investment, Net

Loans held for investment that are individually assessed for impairment are carried at the fair value of the underlying collateral, less the estimated cost to sell. Due to the use of unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for loans held for investment are recorded in provision for credit losses in the consolidated statement of income.

Foreclosed Property

Foreclosed property is carried at the lower of its carrying amount or fair value less costs to sell. Due to the use of significant unobservable inputs, foreclosed property are classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed property are recorded in other non-interest expense in the consolidated statement of income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2012
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$187	$0	$187	N/A	N/A	N/A
Loans held for investment	0	0	148	148	Appraisal Value	Non-recoverable rate	10-38% (12%)
Foreclosed property(1)	0	0	51	51	Appraisal Value	Cost to Sell Bias Factor	10.14% 0-11%
Other(2)	0	0	24	24	Appraisal Value	Cost to Sell	6-6% (6%)

Total	$0	$187	$223	$410

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$201	$0	$201
Loans held for investment	0	0	113	113
Foreclosed property(1)	0	0	169	169
Other(2)	0	0	21	21

Total	$0	$201	$303	$504

	Total Gains (Losses) Three Months Ended September 30,
(Dollars in millions)	2012	2011
Assets
Loans held for sale	$23	$3
Loans held for investment	(31)	(18)
Foreclosed property(1)	(7)	(4)
Other(2)	0	0

Total	$(15)	$(19)

	Total Gains (Losses) Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Assets
Loans held for sale	$52	$3
Loans held for investment	(87)	(68)
Foreclosed property(1)	(21)	(23)
Other(2)	(4)	(13)

Total	$(60)	$(101)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Consists of long lived assets held for sale.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,969	$5,969	$5,969	$0	$0
Restricted cash for securitization investors	760	760	760	0	0
Securities available for sale	61,464	61,464	1,851	57,355	2,258
Loans held for sale	187	187	0	187	0
Net loans held for investment	197,978	201,106	0	0	201,106
Interest receivable	1,614	1,614	0	1,614	0
Derivatives	1,976	1,976	3	1,864	109
Mortgage servicing rights	76	76	0	0	76
Financial liabilities

Non-interest bearing deposits	$20,767	$20,767	$20,767	$0	$0
Interest-bearing deposits	192,488	193,205	0	24,608	168,597
Senior and subordinated notes	11,756	12,244	0	12,244	0
Securitized debt obligations	12,686	12,920	0	12,553	367
Federal funds purchased and securities loaned or sold under agreements to repurchase	967	967	967	0	0
Other borrowings	12,968	13,025	358	12,613	54
Interest payable	368	368	0	368	0
Derivatives	498	498	6	445	47

	December 31, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$5,838	$5,838
Restricted cash for securitization investors	791	791
Securities available for sale	38,759	38,759
Loans held for sale	201	201
Net loans held for investment	131,642	133,710
Interest receivable	1,029	1,029
Derivatives	1,936	1,936
Mortgage servicing rights	93	93

Financial liabilities
Non-interest bearing deposits	$18,281	$18,281
Interest-bearing deposits	109,945	110,002
Senior and subordinated notes	11,034	10,870
Securitized debt obligations	16,527	16,632
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,464	1,464
Other borrowings	10,536	10,607
Interest payable	466	466
Derivatives	987	987

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2012 and December 31, 2011. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

As of September 30, 2012, we saw further improvements in the market value of our portfolio holdings driven by lower interest rates and reduced risk premiums as compared to 2011. The increase in the amount of Level 3 securities was primarily driven by the increase in non-agency MBS securities due to acquisition of ING Direct securities portfolio.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of September 30, 2012 and December 31, 2011 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount at September 30, 2012 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our credit card, auto and commercial loan portfolios.

Interest Receivable

The carrying amount of interest receivable approximates the fair value of this asset due to its relatively short-term nature.

Derivative Assets and Liabilities

We use both exchange traded-derivatives and over-the counter (“OTC”) derivatives to manage our interest rate and foreign currency risk exposure. Quoted market prices are available and used for our exchange-traded derivatives, which we classify as Level 1. However, substantially all of our derivatives are traded in OTC markets where quoted market prices are not always readily available. Therefore, we value most OTC derivatives using valuation techniques, which include internally-developed models. We primarily rely on market observable inputs for our models, such as interest rate yield curves, credit curves, option volatility and currency rates, that vary depending on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivatives are typically classified as Level 2 of the fair value hierarchy. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, the derivatives are classified as Level 3.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Financial Liabilities

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

Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements, FHLB advances, and other short-term borrowings approximates fair value. The fair value of junior subordinated borrowings was estimated using the same methodology as described for senior and subordinated notes. The fair value of other borrowings was determined based on trade information for bonds with similar duration and credit quality, adjusted to incorporate any relevant credit information of the issuer. The increase in fair value of other borrowings above carrying values at September 30, 2012 was primarily due to interest rate spreads across the industry.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

Commitments

We provide commitments that include extending credit and letters of credit. These financial instruments are generally not sold or traded. The fair value of the financial guarantees outstanding that have been issued since January 1, 2003 included in other liabilities was $4 million as of September 30, 2012 and December 31, 2011. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At September 30, 2012 and December 31, 2011, there was no material unrealized appreciation or depreciation on these financial instruments.

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

Basis of Presentation

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Segment Results and Reconciliation

The following tables provide a summary of our business segment results for the three and nine months ended September 30, 2012 and 2011, selected balance sheet data as of September 30, 2012 and December 31, 2011 and a reconciliation of our segment results to our Company’s consolidated total net revenue, income from continuing operations, assets and deposits.

	Three Months Ended September 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,991	$1,501	$432	$(278)	$4,646
Non-interest income	826	260	87	(37)	1,136

Total net revenue	3,817	1,761	519	(315)	5,782
Provision for credit losses	892	202	(87)	7	1,014
Non-interest expense:
Core deposit intangible amortization	0	41	8	0	49
Other non-interest expense	1,790	936	245	25	2,996

Total non-interest expense	1,790	977	253	25	3,045

Income (loss) from continuing operations before income taxes	1,135	582	353	(347)	1,723
Income tax provision (benefit)	394	206	125	(190)	535

Income (loss) from continuing operations, net of tax	$741	$376	$228	$(157)	$1,188

	Three Months Ended September 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,042	$1,097	$407	$(263)	$3,283
Non-interest income	678	188	63	(58)	871

Total net revenue	2,720	1,285	470	(321)	4,154
Provision for credit losses	511	136	(10)	(15)	622
Non-interest expense:
Core deposit intangible amortization	0	32	10	0	42
Other non-interest expense	1,188	821	227	19	2,255

Total non-interest expense	1,188	853	237	19	2,297

Income (loss) from continuing operations before income taxes	1,021	296	243	(325)	1,235
Income tax provision (benefit)	358	106	86	(180)	370

Income (loss) from continuing operations, net of tax	$663	$190	$157	$(145)	$865

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$7,333	$4,285	$1,290	$(847)	$12,061
Non-interest income	2,195	621	254	641	3,711

Total net revenue	9,528	4,906	1,544	(206)	15,772
Provision for credit losses	3,061	420	(250)	33	3,264
Non-interest expense:
Core deposit intangible amortization	0	120	26	0	146
Other non-interest expense	4,921	2,759	739	126	8,545

Total non-interest expense	4,921	2,879	765	126	8,691

Income (loss) from continuing operations before income taxes	1,546	1,607	1,029	(365)	3,817
Income tax provision (benefit)	536	569	363	(537)	931

Income (loss) from continuing operations, net of tax	$1,010	$1,038	$666	$172	$2,886

	Nine Months Ended September 30, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$5,873	$3,131	$1,171	$(616)	$9,559
Non-interest income	1,971	568	196	(65)	2,670

Total net revenue	7,844	3,699	1,367	(681)	12,229
Provision for credit losses	1,270	272	(45)	2	1,499
Non-interest expense:
Core deposit intangible amortization	0	100	31	0	131
Other non-interest expense	3,604	2,251	640	88	6,583

Total non-interest expense	3,604	2,351	671	88	6,714

Income (loss) from continuing operations before income taxes	2.970	1,076	741	(771)	4,016
Income tax provision (benefit)	1,046	384	263	(519)	1,174

Income (loss) from continuing operations, net of tax	$1,924	$692	$478	$(252)	$2,842

Business Segment Loans and Deposits

Total loans held for investment and customer deposits attributable to each of our three major business segments as of September 30, 2012 and December 31, 2011 are presented in the tables below.

	September 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$89,033	$76,738	$37,209	$152	$203,132
Total customer deposits	0	173,100	28,670	11,485	213,255

	December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$65,075	$36,315	$34,327	$175	$135,892
Total customer deposits	0	88,540	26,683	13,003	128,226

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 15—COMMITMENTS, CONTINGENCIES AND GUARANTEES

Letters of Credit

We had standby letters of credit and commercial letters of credit with contractual amounts of $1.8 billion and $1.9 billion as of September 30, 2012 and December 31, 2011, respectively. The fair value of outstanding financial guarantees, which we include in other liabilities in our consolidated balance sheets, was $4 million as of September 30, 2012. These financial guarantees had expiration dates ranging from 2012 to 2023 as of September 30, 2012.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions and partnership agreements totaled $330 million as of September 30, 2012. The final determination of the actual payment related to $30 million of the maximum contingent amount will be made September 30, 2013, and the final determination of the actual payment amount related to the remaining $300 million maximum contingent amount will be made on December 31, 2013. We recorded a liability for contingent payments related to these arrangements of $135 million and $88 million as of September 30, 2012 and December 31, 2011, respectively. We recognized expense related to these contingent payment arrangements of $11 million and $58 in the third quarter and first nine months of 2012, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents the original principal balance of mortgage loan originations, by vintage, for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of September 30, 2012 and December 31, 2011:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	September 30, 2012	December 31, 2011	Original Unpaid Principal Balance
(Dollars in billions)			Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$4	$5	$11	$1	$4	$3	$3
Insured Securitizations	6	6	20	0	2	8	10
Uninsured Securitizations and Other	25	30	80	3	15	30	32

Total	$35	$41	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $20 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately $16 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $4 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $80 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $49 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

legal and logistical hurdles before they can direct a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Despite these legal and logistical hurdles, there is a risk that securitization trustees will pursue mortgage repurchases unilaterally. An additional approximately $21 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $35 billion in unpaid principal balance remains outstanding as of September 30, 2012, approximately $17 billion in losses have been realized and approximately $9 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $10 billion original principal balance of mortgage loans for which we do not have complete information about the current holders or the underlying credit performance. These estimates could change as we receive additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.3 billion original principal balance of mortgage loans as of September 30, 2012, compared with $2.5 billion as of June 30, 2012 and $2.1 billion as of December 31, 2011. As of September 30, 2012, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $919 million reserve relates to the $27 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages. We believe this is because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	196	359	131	686
Loans repurchased/made whole	(67)	(14)	(16)	(97)
Demands rescinded	(85)	(6)	(30)	(121)
Reclassifications(2)	6	72	(78)	0

Open claims as of December 31, 2011	$176	$1,243	$672	$2,091
Gross new demands received	164	338	202	704
Loans repurchased/made whole	(219)	(3)	(136)	(358)
Demands rescinded	(62)	0	(29)	(91)
Reclassifications(2)	(1)	0	2	1

Open claims as of September 30, 2012	$58	$1,578	$711	$2,347

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

(2)

Represents adjustments to counterparty categories as of September 30, 2012 and December 31, 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests.

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

For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization segment are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category each quarter, we consider current and future losses inherent within the securitization and apply legal judgment to the actual and anticipated factual and legal record to estimate the lifetime legal liability for each securitization. Our estimated legal liability for each securitization within this category assumes that we will be responsible for only a portion of the losses inherent in each securitization. Our litigation reserves with respect to the U.S. Bank Litigation, the DBSP Litigation, and the Ambac Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, our litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, are also contained within this category.

For the $4 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $80 billion original principal balance of mortgage loans in the Uninsured Securitizations and other whole loan sales categories, we establish reserves by relying on our historical activity and repurchase rates to estimate repurchase liabilities over the next twelve (12) months. We do not believe we can estimate repurchase liability for these categories for a period longer than twelve (12) months because of the relatively irregular nature of repurchase activity within these categories. Some Uninsured Securitization investors from this category who have not made repurchase requests or filed representation and warranty lawsuits are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

The aggregate reserves for all three subsidiaries totaled $919 million as of September 30, 2012, compared with $1.0 billion as of June 30, 2012, and $943 million as of December 31, 2011. The decrease in the reserve for the three months ended September 30, 2012 was driven primarily by the resolution of some non-GSE whole loan repurchase requests.

The table below summarizes changes in our representation and warranty reserves for the three and nine months ended September 30, 2012 and 2011, and for full year 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,		Full Year
(Dollars in millions)	2012	2011	2012	2011	2011
Representation and warranty repurchase reserve, beginning of period(1)	$1,002	$869	$943	$816	$816
Provision for repurchase losses	0	72	349	153	212
Net realized losses	(83)	(49)	(373)	(77)	(85)

Representation and warranty repurchase reserve, end of period(1)	$919	$892	$919	$892	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.

We recorded a provision for repurchase losses of $349 million for the nine months ended September 30, 2012, driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a first quarter settlement between a subsidiary and a GSE to resolve present and future repurchase claims.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The decrease in the reserve in the three months ended September 30, 2012 was driven primarily by the resolution of some non-GSE whole loan repurchase requests.

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

	Reserve Liability
(Dollars in millions, except for loans sold)	September 30, 2012	December 31, 2011	Loans Sold 2005 to 2008(1)
Selected period-end data:
GSEs and Active Insured Securitizations	$821	$778	$27
Inactive Insured Securitizations and Others	98	165	84

Total	$919	$943	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are reasonably possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. As of September 30, 2012, our best estimate of reasonably possible future losses from representation and warranty claims beyond what is in our reserve is approximately $1.7 billion. As of December 31, 2011, the high end of this estimate was $1.5 billion. This estimate covers all reasonably possible losses relating to relating to the representation and warranty claim activity including those relating to the US Bank Litigation, DBSP Litigation, the Ambac Litigation, the FHFA Litigation, and the FHLB of Boston Litigation. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters where an estimate is possible, excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the FHFA Litigation, and the FHLB of Boston Litigation because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above, management currently estimates the reasonably possible future losses could be approximately $150 million. Given the inherent uncertainties involved in estimating reasonably possible exposure above reserves and the very large and indeterminate damages sought in some of these matters, the highest loss that is reasonably possible is not precisely estimable at this time. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. On July 13, 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. This agreement is contingent on preliminary and final court approval of the class settlement. The plaintiffs filed a Motion for Preliminary approval of the class settlement on October 19, 2012.

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2011 and September 30, 2012 was zero. In January 2011, we entered into a MasterCard Settlement

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Supreme Court of British Columbia (Vancouver Registry) against the Visa and MasterCard membership associations related to credit card interchange fees. In May 2011, another merchant, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Ontario Superior Court of Justice (Toronto Region) asserting the same alleged violations of law related to credit card interchange fees and network rules. In April, 2012, Capital One Financial Corporation was included as a defendant, along with several other member banks, to an existing class action against Visa and MasterCard that is pending in the Superior Court of Quebec (District of Montreal) and brought by a merchant corporation on behalf of itself and other merchants that accept Visa and MasterCard branded credit cards. In July 2012, another merchant corporation brought a class action lawsuit on the same alleged violations of law, filed in the Queen’s Bench Judicial Centre of Regina (Province of Saskatchewan). All five class actions name Visa and MasterCard and a number of member banks, including Capital One Financial Corporation. Capital One Bank (Canada Branch), which was not named as a defendant, issues only MasterCard branded credit cards in Canada. The class action complaints allege that the associations and member banks are liable for civil conspiracy, unjust enrichment, constructive trust and unlawful interference with economic interests and violated Canadian anti-competition laws by (a) conspiring to fix supra-competitive interchange fees and merchant discounts, and (b) requiring participation in the respective networks and adherence to Visa and MasterCard Rules to acceptance of payment guarantee services. The parties have engaged in the preliminary stage of discovery.

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including us. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. After numerous stays since 2009, on August 29, 2009, the Ninth Circuit entered an order lifting the stay. Briefing of the appeal is complete, and the parties now await the court’s schedule for oral argument.

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleges in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the California Unfair Competition Law (“UCL”) when it raised interest rates on certain credit card accounts. In May, 2012, the parties agreed to a California-only settlement for a non-material amount, and the Court stayed the case for all purposes except for approval of the settlement. On September 13, 2012, plaintiffs filed a motion for preliminary court approval of the class settlement.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court , by U.S. Bank, N. A., Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. On February 28, 2012, the Court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG have appealed. Discovery between U.S. Bank and GreenPoint has been ongoing since January, 2011. As noted above, GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes that we will be responsible for only a portion of the portfolio-wide losses inherent in the securitizations and sought in the lawsuit. With respect to the mortgage loan portfolio at issue in the U.S. Bank Litigation, we believe approximately $892 million of losses have been realized and approximately $235 million in mortgage loans are still outstanding, of which approximately $16 million are more than 90 days delinquent, including foreclosures and REO.

In September, 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization, almost all of which is insured by AGM, is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes that we will be responsible for only a portion of the losses sought in the lawsuit. With respect to the mortgage loan portfolio at issue in the DBSP Litigation, we believe approximately $154 million of losses have been realized and approximately $36 million in mortgage loans are still outstanding, of which approximately $1 million are more than 90 days delinquent, including foreclosures and REO.

On October 24, 2012, Capital One, N.A., (“CONA”) as successor to Chevy Chase Bank, F.S.B. (“CCB”), was named as a defendant in a lawsuit filed in the Southern District of New York by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (the “Ambac Litigation”). Plaintiffs allege, among other things, that CONA (as successor to CCB) breached certain representations and warranties in contracts relating to six securitizations with an aggregate original principal balance of approximately $5.2 billion which were sponsored by a CCB affiliate in 2006 and 2007 and backed by loans originated by CCB. Almost half of the securities issued by the six trusts is insured by Ambac. Plaintiffs seek unspecified damages, an order compelling CONA to indemnify Ambac for all accrued and future damages based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate, and all related fees, costs, and interest. As noted above, CONA has established reserves with respect to its probable and reasonably estimable legal liability from the Ambac Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, CONA has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes that we will be responsible for only a portion of the alleged losses sought in the lawsuit.

On May 30, June 29, and July 30, 2012, FHFA (acting as conservator for Freddie Mac) filed three summons with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint (the “FHFA Litigation”). Plaintiff alleges breaches of contractual representations and warranties by GreenPoint and seeks unspecified damages and specific performance of contractual repurchase obligations. The summons were served on GreenPoint on September 27, 2012, but to date, full complaints have not been filed.

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

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities (the “FHLB of Boston Litigation”). Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011, and plaintiff subsequently filed a motion to remand the matter to state court. On March 9, 2012, the court denied plaintiff’s motion to remand. FHLB of Boston filed an Amended Complaint on June 29, 2012, to which responsive pleadings were filed in October, 2012.

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

Patent Litigation

On February 23, 2011, Capital One Financial Corporation, Capital One, N.A., and Capital One Bank (USA), N.A. (collectively, “Capital One”), were named as defendants, along with several other banks, in a patent infringement lawsuit filed by DataTreasury Corporation (“DataTreasury”) in the United States District Court for the Eastern District of Texas. DataTreasury alleges that Capital One and the other banks willfully infringed certain patents relating to remote image capture with centralized processing and storage. Capital One was served with the complaint on April 5, 2011, and filed an answer on May 26, 2011. On August 30, 2011, Capital One joined other defendants in filing a Motion to Transfer Venue from the U.S. District Court for the Eastern District of Texas, Tyler Division to the Southern District of Texas, Houston Division. That motion was denied by the trial court on January 30, 2012. All of the defendants sought an appeal of the venue issue, which was denied on August 10, 2012, by the United States Court of Appeals for the Federal Circuit . In August 2012, the parties entered into court-ordered mediation that resulted in a non-material settlement of the dispute. A settlement release, and license agreement was executed, and the court entered a final order, dismissing the action with prejudice.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

State Attorney General Payment Protection Matters

On April 12, 2012, the Attorney General of Hawaii filed a lawsuit in First Circuit Court in Hawaii against Capital One Bank (USA) N.A., and Capital One Services, LLC. The case is one of several similar lawsuits filed against various banks challenging the marketing and sale of payment protection and credit monitoring products. On June 28, 2012, the Attorney General of Mississippi filed substantially similar suits against Capital One and several other banks. The state attorney general complaints allege that Capital One enrolls customers in such programs without their consent and that Capital One enrolls customers in such programs even in circumstances in which the customer is not eligible to receive benefits for the product in question. Both suits allege violations of its state Unfair and Deceptive Practices Act and unjust enrichment. The remedies sought in the lawsuits include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. On May 18, 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. On August 10, 2012 Capital One removed the Mississippi AG case to U.S. District Court, Southern District of Mississippi. Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August, 2011, relating to the marketing of payment protection products.

Derivative Actions

On August 17, 2012, a derivative action, titled Iron Workers Mid-South Pension Fund v. Fairbank, et al., Case No. 2012 14130 (“Iron Workers Action”), was filed by a putative stockholder on behalf of the Company in Virginia Circuit Court of Fairfax County (hereafter “Virginia Circuit Court”) against certain current and former directors and officers of the Company, alleging breach of the fiduciary duty of loyalty, gross mismanagement, corporate waste, and unjust enrichment. The complaint’s allegations stem from the Company’s entering into consent orders with the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau regarding vendor sales practices of payment protection and credit monitoring products. Plaintiff shareholder generally alleges that the alleged failure of the Company’s officers and directors to oversee the vendor call centers’ practices between 2010 and early 2012 caused harm to the Company, which is named as a “nominal defendant.” The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance and internal procedures, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On September 19, 2012, a second derivative complaint, titled Barovic v. Fairbank, et al., Case No. 2012 14130, was filed by another putative stockholder on behalf of the Company also in the Virginia Circuit Court. The Barovic derivative complaint is substantially identical to the Iron Workers’ Action (collectively “Derivative Actions”).

On September 28, 2012, the defendants removed the Iron Workers Action from Virginia Circuit Court to the U. S. District Court for the Eastern District of Virginia and filed a motion to dismiss the complaint. The plaintiff has moved to remand the Iron Workers Action back to Virginia Circuit Court.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 16—SUBSEQUENT EVENTS

Hurricane Sandy

On October 29, 2012, Hurricane Sandy made landfall on the New Jersey coast. The Federal Emergency Management Agency (“FEMA”) has given a Major Disaster Declaration to coastal counties in Connecticut, New Jersey and New York. Other counties in those states and in other states in the Northeast and Mid-Atlantic also experienced varying, although lesser, damage and disruption from the storm. We have significant consumer and commercial loan exposure in Connecticut, New Jersey and New York, the states with the most severe FEMA disaster declarations. The table below presents the unpaid principal balances as of September 30, 2012 of loans held for investment by borrowers or properties located in these states. Note that some of these exposures are not in the counties that received the most damage.

	September 30, 2012
(Dollars in millions)	Consumer(1)	Commercial(2)	Total
Connecticut	$2,602	$383	$2,985
New Jersey	6,187	1,903	8,090
New York	11,044	14,323	25,367

Total exposure	$19,833	$16,609	$36,442

% of total loans held for investment	11.96%	44.64%	17.94%

(1)	Consumer loans consist of credit card, auto, home and retail banking loans.
(2)	Excludes unfunded lending commitments of $4.0 billion for exposure in these states.

The storm and its aftermath expose these loans to an elevated risk of loss. Due to the recency of events, we have not completed our evaluation of the impact of the storm and do not know the extent of disruption to the individuals, businesses, or properties that support our loans. Consequently, it is too early to estimate the potential financial impact on our future earnings. Historically, insurance proceeds and government support that follow natural disasters have significantly mitigated our losses. However, we cannot give assurance that those historical patterns will apply in this case, particularly given our concentration of Commercial Real Estate exposure in the hardest hit areas.

We have implemented our hardship assistance programs that we typically make available to customers affected by disaster events. Also, on November 1, 2012, we announced a $1 million commitment to support Hurricane Sandy relief efforts.

Senior Notes Offering

We closed a public offering of two different series of our senior notes on November 6, 2012, for total proceeds of approximately $1.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2015 and $750 million aggregate principal amount of our 1.000% Senior Notes due 2015.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. During the third quarter of 2012, we continued to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to our prior acquisitions of ING Direct and HSBC’s US card business. These changes included the implementation during the quarter of a new acquired loan accounting system for the ING Direct loan portfolio. Otherwise, there were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Note 15—Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the third quarter of 2012:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
July 1-31, 2012	8,101	$54.16	—	$—
August 1-31, 2012	6,088	55.64	—	—
September 1-30, 2012	—	—	—	—

Total	14,189	$54.79	—

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page 171 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2012	By:	/S/ GARY L. PERLIN
Gary L. Perlin Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

DATED SEPTEMBER 30, 2012

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the Corporation’s 2011 Form 10-K).

2.3	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.3	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed on August 20, 2012).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated herein by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on August 20, 2012).

Exhibit No.	Description

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.5	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on September 5, 2007).

4.2.6	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on May 22, 2009).

4.2.7	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.8	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 2.150% Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on March 23, 2012).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

Exhibit No.	Description

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Gary L. Perlin

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Gary L. Perlin

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.