Form 10-K
period 2012-12-31
CAPITAL ONE FINANCIAL CORP
filed 2013-02-28
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-13300

CAPITAL ONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Capital One Drive, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 720-1000

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
Depository Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2012.

Common Stock, $.01 Par Value: $31,515,866,408*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2013.

Common Stock, $.01 Par Value: 582,248,632 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 2, 2013, are incorporated by reference into Part III.

i

ii

iii

PART I

Item 1. Business

OVERVIEW

General

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2012, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which currently offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are hereafter collectively referred to as “we”, “us” or “our.” CONA and COBNA are collectively referred to as the “Banks.” References to “this Report” or our “2012 Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All references to 2012, 2011, 2010, 2009 and 2008 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

As one of the nation’s 10 largest banks based on deposits as of December 31, 2012, we service banking customer accounts through the internet and branch locations primarily in New York, New Jersey, Texas, Louisiana, Maryland, Virginia and the District of Columbia. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and mortgage banking in markets across the United States. We were the fourth largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on the outstanding balance of credit card loans as of December 31, 2012.

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Effective December 1, 2010, as a result of the transition of our U.K. operations to an Authorized Payment Institution, we are no longer authorized to accept deposits in the U.K. Our branch of COBNA in Canada has the authority to provide credit card loans.

We had total loans held for investment of $205.9 billion, deposits of $212.5 billion and stockholders’ equity of $40.5 billion as of December 31, 2012, compared with total loans held for investment of $135.9 billion, deposits of $128.2 billion and stockholders’ equity of $29.7 billion as of December 31, 2011.

Recent Acquisitions

We regularly explore and evaluate opportunities to acquire financial services companies and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of businesses. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. Below we provide information on acquisitions completed in 2012 and 2011.

Acquisitions in 2012

ING Direct

On February 17, 2012, we completed the acquisition (the “ING Direct acquisition”) of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (collectively the “ING Direct Sellers”). The ING Direct acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date.

On October 17, 2012, the Office of the Comptroller of the Currency (“OCC”) approved, subject to several conditions, CONA’s application to merge with ING Bank, fsb with CONA surviving the merger. Capital One effected the merger on November 1, 2012. In addition, the OCC approved CONA’s companion application to reduce capital surplus, which was necessary to manage excess capital levels that would result from the merger. CONA effected the reduction in surplus through a return of capital to Capital One Financial Corporation immediately prior to the merger. The merger and reduction in CONA’s capital surplus had no effect on Capital One’s total capital.

HSBC—U.S. Credit Card Business

On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition,” which we sometimes refer to as the “HSBC U.S. card acquisition”). The 2012 U.S. card acquisition included (i) the acquisition of HSBC’s U.S. credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, approximately $27.8 billion in outstanding credit card receivables designated as held for investment and approximately $327 million in other net assets.

Acquisitions in 2011

Hudson’s Bay Company—Credit Card Portfolio

On January 7, 2011, we acquired the existing credit card loan portfolio of Hudson’s Bay Company (“HBC”), one of the largest retailers in Canada, from GE Capital Retail Finance. The acquisition included outstanding credit card loan receivables with a fair value of approximately $1.4 billion and the transfer of approximately 400 employees directly involved in managing HBC’s loan portfolio. The acquisition and partnership with HBC significantly expanded our credit card customer base in Canada, tripling the number of customer accounts, and provided an additional distribution channel.

Kohl’s—Credit Card Portfolio

On April 1, 2011, we acquired the existing private-label credit card loan portfolio of Kohl’s Department Stores (“Kohl’s”) from JPMorgan Chase & Co. pursuant to a partnership agreement we entered into in August 2010 with Kohl’s. The existing portfolio consisted of more than 20 million Kohl’s customer accounts with an outstanding principal and interest balance of approximately $3.7 billion at acquisition. Under the terms of the partnership agreement and in conjunction with the acquisition, we began issuing Kohl’s branded private-label credit cards to new and existing Kohl’s customers on April 1, 2011.

Additional Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the S&P 100 Index. As of January 31, 2013, there were 14,059 holders of record of our common stock. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000). We maintain a Web site at www.capitalone.com. Documents available on our Web site include: (i) our Code of Business Conduct and Ethics for the Corporation; (ii) our Corporate Governance Principles; and (iii) charters for the Audit and Risk, Compensation, Finance and Trust Oversight, and Governance and Nominating Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.

In addition, we make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the U.S. Securities and Exchange Commission (“SEC”).

OPERATIONS AND BUSINESS SEGMENTS

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers and by deposit-taking activities net of the costs associated with funding our assets, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers and merchant interchange fees with respect to certain credit card transactions. Our expenses primarily consist of the provision for credit losses, operating expenses (including associate salaries and benefits, occupancy and equipment costs, professional services, infrastructure enhancements and branch operations and expansion costs), marketing expenses and income taxes.

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. The acquired ING Direct business is primarily reflected in our Consumer Banking business, while the business acquired in the 2012 U.S. card acquisition is reflected in our Credit Card business. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the “Other” category.

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

In the first quarter of 2012, we re-aligned the loan categories reported by our Commercial Banking business and the loan customer and product types included within each category. Prior period amounts have been recast to conform to the current period presentation.

Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volumes and the level of outstanding loan receivables due to higher seasonal consumer spending and payment patterns around the winter holiday season, summer vacations and back-to-school periods. Although there is some seasonal impact to purchase volumes and credit card loan balances in our Credit Card business, these seasonal trends have not caused significant fluctuations in our results of operations. No individual quarter in 2012, 2011 or 2010 accounted for more than 30% of our total revenues in any of these fiscal years. Delinquency rates in our consumer lending businesses also have historically exhibited seasonal patterns, with delinquency rates generally tending to decrease in the first two quarters of the year as customers use income tax refunds to pay down outstanding loan balances.

For additional information on our business segments, including the financial performance of each business and the realignment of our Commercial Banking business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary and Business Outlook,” “MD&A—Business Segment Financial Performance” and “Note 20—Business Segments” of this Report.

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

The Banks are national associations chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of COBNA’s international operations (discussed below), the Banks are subject to comprehensive regulation and periodic examination by the OCC, the FDIC and, effective July 21, 2011, by the Consumer Financial Protection Bureau (the “CFPB”).

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

State Consumer Financial Laws

The Dodd-Frank Act created the CFPB, a new independent supervisory body, that is the primary regulator for federal consumer financial statutes. State attorneys general will be authorized to enforce new regulations issued by the CFPB. State consumer financial laws will continue to be preempted under the National Bank Act under the existing standard set forth in the Supreme Court decision in Barnett Bank of Marion County, N.A. v. Nelson, which preempts any state law that significantly interferes with or impairs banking powers. OCC determinations of such preemption, however, must be on a case-by-case basis, and courts reviewing the OCC’s preemption determinations will now consider the appropriateness of those determinations under a different standard of judicial review. These laws may affect the ability of the Banks to collect outstanding balances.

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

Debit Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted a final rule and an interim final rule (which largely was adopted in final form in July 2012) implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rules limit interchange fees per debit card transaction to $.21 plus five basis points of the transaction amount and provide for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements.

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

Capital Adequacy

The Banks are subject to capital adequacy guidelines adopted by federal banking regulators. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management” and “Note 13—Regulatory and Capital Adequacy.” The Banks exceeded minimum regulatory requirements under these guidelines as of December 31, 2012.

FDICIA and Prompt Corrective Action

In general, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal banking agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. Under applicable regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, a Tier 1 leverage capital ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately capitalized institutions. The capital categories are determined solely for purposes of applying FDICIA’s prompt corrective action provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects. As of December 31, 2012, each of the Banks met the requirements for a well-capitalized institution.

As summarized below, the Federal Reserve, OCC and FDIC released a proposed rule in June 2012 that would update the prompt corrective action framework to reflect new, higher regulatory capital minimums. For a further discussion of the Basel III proposed rule, see “Basel III and U.S. Capital Rules Proposals” below.

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

Enhanced Prudential Standards and Other Requirements under the Dodd-Frank Act

With the enactment of the Dodd-Frank Act, because we are a bank holding company with consolidated assets of $50 billion or greater (a “covered company”), we are subject to certain enhanced prudential standards, including requirements that may be recommended by the Financial Stability Oversight Council (the “Council”) and implemented by the Federal Reserve and other regulators. As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits and liquidity requirements. The Council also may issue recommendations to the Federal Reserve or other primary financial regulatory agency to apply new or heightened standards to risky financial activities or practices. In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential standards. If finalized as proposed, we will be subject to new requirements regarding liquidity management, risk management, and single-counterparty credit limits. The proposal also implements an early remediation framework, under which a covered company could be subject to enforcement actions, growth limits, prohibitions on capital distributions and other consequences if a triggering event were to occur. The Federal Reserve also indicates in the proposal that it intends to implement the Basel III capital surcharge framework, although the extent to which that would apply to us is unclear. In October 2012, the Federal Reserve released a final rule that implements the requirement in the Dodd-Frank Act that the Federal Reserve conduct annual stress tests on the capacity of our capital to absorb losses as a result of adverse economic conditions. The rule also implements the requirement that we conduct our own semiannual stress tests. The rule also requires us to publish the results of the stress tests on our Web site or other public forum. The OCC finalized a similar stress test rule in October 2012, to implement the requirement that each of the Banks conduct annual stress tests. In addition, in 2011, the Federal Reserve finalized rules requiring us to implement resolution planning for orderly resolution in the event of material financial distress or failure of us. The FDIC has issued similar rules regarding resolution planning applicable to the Banks.

In addition to the provisions described throughout this Supervision and Regulation section, the Dodd-Frank Act imposes new, more stringent standards and requirements with respect to bank and nonbank acquisitions and mergers, affiliate transactions, and proprietary trading (the “Volcker Rule”). In 2012, the Commodity Futures Trading Commission (“CFTC”) and the SEC jointly issued final rules further defining the Dodd-Frank Act’s “swap dealer” definitions. Based on the final rules, no Capital One entity will be required to register with the CFTC or SEC as a swap dealer; however, this may change in the future. If such registration occurs, the registered entity is currently required to comply with additional regulatory requirements relating to its derivatives activities. The Dodd-Frank Act also requires all swap market participants to keep swap transaction data records and report certain information to swap data repositories on a real-time and on-going basis. Further, each swap, group, category, type or class of swap that the CFTC or SEC determines must be cleared will need to be cleared through a derivatives clearinghouse unless the swap is eligible for a clearing exemption and executed on a designated contract market (“DCM”), exchange or swap execution facility (“SEF”) unless no DCM, exchange or SEF has made the swap available for trading. The Dodd-Frank Act also prohibits conflicts of interest relating to securitizations and generally requires securitizers to retain a 5% economic interest in the credit risk of assets sold through the issuance of asset-backed securitizations, with an exemption for traditionally underwritten residential mortgage loans that meet the definition of a qualified residential mortgage loan. In addition, the Dodd-Frank Act includes provisions related to corporate governance and executive compensation and new fees and assessments, among others.

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

Basel II

U.S. Federal banking regulators finalized the “Advanced” version of Basel II in December 2007. These Advanced Approaches rules are mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. We became subject to these rules at the end of 2012 primarily as a result of the ING Direct acquisition.

Prior to full implementation of the Basel II framework, organizations must complete a qualification period of four consecutive quarters, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. We currently expect to enter parallel run on January 1, 2015. This will require completing a written implementation plan and building processes and systems to comply with the rules. Compliance with the Basel II rules will require a material investment of resources.

The Collins Amendment within the Dodd-Frank Act and the U.S. banking regulators’ implementing final rules establish a capital floor so that organizations subject to the Basel II Advanced Approaches rules may not hold less capital than would be required using the generally applicable risk-based and leverage capital calculations. Our current analysis suggests that our risk-weighted assets will increase under the Basel II framework, and therefore we would need to hold more regulatory capital in order to maintain a given capital ratio. We will continue to monitor regulators’ implementation of the new rules with respect to the institutions that are subject to them and assess the potential impact to us.

Basel III and U.S. Capital Rules Proposals

In December 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released proposals for additional capital and liquidity requirements, which have been clarified and amended in recent pronouncements (“Basel III”). In September 2010, the Basel Committee announced a package of reforms that included detailed capital ratios and capital conservation buffers, subject to transition periods through 2018. In December 2010, the Basel Committee published a final framework on capital and liquidity, consistent in large part with the prior proposals. In November 2011, the Basel Committee adopted a framework that would require additional Tier 1 common capital for systemically important institutions. This surcharge would vary based on the firm’s systemic importance as determined using five criteria (size, interconnectedness, lack of substitutability, cross-jurisdictional activity and complexity). As described above, the U.S. federal banking agencies have stated that they intend to implement this surcharge, although the extent to which it would apply to us is unclear.

The Federal Reserve, OCC and FDIC released in June 2012 three proposed rules that would substantially revise the federal banking agencies’ current capital rules, including the current Basel II Advanced Approaches, and implement the Basel III capital framework described above. The first proposal, known as the Basel III proposal, would increase the general risk-based capital ratio minimum requirements, modify the definition of regulatory capital, establish a minimum Tier 1 common ratio requirement, introduce a new capital conservation buffer requirement, and update the prompt corrective action framework to reflect the new regulatory capital minimums.

For those institutions subject to the Basel II Advanced Approaches framework discussed above, the proposal would also implement a supplementary leverage ratio that incorporates a broader set of exposures in the denominator and would introduce a new countercyclical capital buffer requirement. The second proposal, known as the Standardized Approach proposal, would revise the federal banking agencies’ general approach for calculating risk-weighted assets to reflect a more risk-sensitive risk-weighting approach and remove reliance on external credit ratings, as required by Section 939A of the Dodd-Frank Act. The third proposal would modify the existing Basel II rules for calculating risk-weighted assets by implementing elements of the Basel III framework and removing reliance on external credit ratings. As discussed above, under the Collins Amendment within the Dodd-Frank Act, organizations subject to the Basel II rules must calculate their risk-based capital under both the Standardized Approach and the Advanced Approach and use the lower of each of the relevant capital ratios to determine whether it meets the minimum risk-based capital requirements.

The proposed rules would go into effect according to different start dates and phase-in periods. If finalized as proposed, the rules would increase the minimum capital that we and other institutions would be required to hold.

In December 2010, the Basel Committee also published a liquidity framework, which was subsequently amended in January 2013. The liquidity framework includes two standards for liquidity risk supervision, each subject to observation periods and transitional arrangements. One standard promotes short-term resilience by requiring sufficient high-quality liquid assets to survive a stress scenario lasting for 30 days. This standard, the liquidity coverage ratio (“LCR”), is included in the amended liquidity framework. The other standard promotes longer-term resilience by requiring sufficient stable funding over a one-year period, based on the liquidity characteristics of assets and activities. This standard remains under development by the Basel Committee. We expect that minimum liquidity requirements for us and other institutions will increase as a result of the Basel III liquidity framework, though rules implementing the Basel III liquidity framework have not yet been proposed by the U.S. federal banking agencies.

We will continue to monitor regulators’ implementation of the new capital and liquidity rules and assess the potential impact to us.

Market Risk Capital Rule

A market risk capital rule, which the federal banking regulators amended in August 2012, supplements both the general risk-based capital rules and the Basel II Advanced Approaches rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading activities. The rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10 percent or more of total assets or (ii) $1 billion or more. We are not yet subject to this rule but may become subject to it in the future.

Deposits and Deposit Insurance

Each of CONA and COBNA, as an insured depository institution, is a member of the DIF maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act permits the FDIC to set a Designated Reserve Ratio (“DRR”) for the DIF. To maintain the DIF, member institutions may be assessed an insurance premium, and the FDIC may take action to increase insurance premiums if the DRR falls below its required level.

Prior to passage of the Dodd-Frank Act, the FDIC had established a plan to restore the DIF in the face of recent insurance losses and future loss projections, which resulted in several rules that generally increased deposit insurance rates and purported to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. The Dodd- Frank Act reformed the management of the DIF in several ways: raised the minimum DRR to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the DRR;

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

FDIC Orderly Liquidation Authority

The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate non-bank financial companies, including Capital One Financial Corporation and its non-bank subsidiaries, if the Treasury

Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and another federal agency, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of a financial company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future.

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

Fair Credit Reporting

Like other financial institutions, the Banks rely upon consumer reports for prescreen marketing, underwriting new loans and for reviewing and managing risks associated with existing accounts. In addition, the Banks furnish customer account information to the major consumer reporting agencies. The use of consumer reports by the Banks and furnishing of account information to the consumer reporting agencies is regulated under the FCRA on a uniform, nationwide basis. This includes restrictions on the ability of the Banks to share consumer report information with affiliates and to use customer account information shared by affiliates for a marketing purpose. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), extends the federal preemption of the FCRA permanently, although the law authorizes states to enact laws regulating certain subject matters so long as they are not inconsistent with the conduct required by the FCRA. The FACT Act also added new provisions to the FCRA designed to address the growing crime of identity theft and to improve the accuracy of consumer credit information. Generally, FCRA rulemaking and enforcement authority with respect to the Banks now resides with CFPB. In addition, the FCRA creates a limited private right of action for consumers to seek relief for certain violations of the FCRA.

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

Non-Bank Activities

Our non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Capital One Investment Services LLC, Capital One Southcoast, Inc. and Capital One Sharebuilder, Inc. are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.

Capital One Asset Management LLC, which provides investment advice to institutions, foundations, endowments and high net worth individuals, is an SEC-registered investment adviser regulated under the Investment Advisers Act of 1940. ShareBuilder Advisors, LLC is also an SEC-registered investment adviser. Capital One Financial Advisors LLC is a state-registered investment adviser.

Finally, our insurance agency subsidiaries are regulated by state insurance regulatory agencies in the states in which we operate. Capital One Agency LLC is a licensed insurance agency that provides both personal and business insurance services to retail and commercial clients and is regulated by the New York State Department of Financial Services in its home state and by the state insurance regulatory agencies in the states in which it operates.

Regulation of International Business by Non-U.S. Authorities

COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom and Canada.

United Kingdom

In the United Kingdom, COBNA operates through Capital One (Europe) plc (“COEP”), which was established in 2000 and is an authorized payment institution regulated by the Financial Services Authority (the “FSA”) under the Payment Services Regulations 2009. COEP’s indirect parent, Capital One Global Corporation, is wholly-owned by COBNA and is subject to regulation as an “agreement corporation” under the Federal Reserve’s Regulation K.

A coalition government of the Liberal Democrat and Conservative parties was established in the U.K. following the general election held in May 2010. The new coalition government has made significant changes to the framework of financial services regulation. As part of these changes, in April 2013, the Financial Services Authority (the “FSA”) will cease to exist in its current form and will split into a new Prudential Regulatory Authority (the “PRA”) and a new Financial Conduct Authority (the “FCA”). From April 2013, COEP will be regulated by the FCA and not the PRA. The FCA is expected to be a more engaged regulator that will be involved earlier in a product’s lifecycle and will focus more heavily on consumer outcomes. Consultation activity is also expected during 2013 as to whether and how the U.K. consumer credit regime currently regulated by the Office of Fair Trading (the “OFT”) should transfer to the FCA and/or whether the existing underlying legislative framework for consumer credit regulation (under the Consumer Credit Act 1974) should be replaced with a model similar to regulation of other retail financial services (under the Financial Services and Markets Act 2000).

Regulatory focus on Payment Protection Insurance (“PPI”) complaint handling has continued following the introduction of new FSA rules in December 2010 governing the handling of PPI complaints. As anticipated, PPI complaint volumes have increased significantly following the regulatory focus on PPI. COEP has completed root cause analysis of its historic PPI sales and developed a remediation plan. The FSA is monitoring firms’ compliance with the new complaint handling rules.

Cross-border interchange fees continue to be under scrutiny from the European Commission (the “EC”) and the OFT. In May 2012, the EC held that MasterCard’s “interchange” fees were anticompetitive, and its decisions were upheld by the General Court. The General Court held that there was no merchant or consumer benefit that could justify the restriction on competition implied by the fee. MasterCard has appealed this decision, although it is not expected that the appeal will be concluded before 2014. The OFT has indicated its own investigation will remain on hold until after the outcome of MasterCard’s appeal. In August 2012, Visa Europe was warned by the EC that its multilateral interchange fees may also violate the EU’s competition rules. Twelve major U.K. retailer groups have issued proceedings against various MasterCard companies and the MasterCard U.K. Members Forum Limited (“MMF”) for damages arising from their alleged anti-competitive behavior in the setting of U.K. and intra-European Economic Area fallback interchange fees. COEP is a shareholder in MMF. MMF is in liquidation and, as a result, COEP and other member banks are providing the legal fees required to enable MMF to defend the claims. MasterCard has issued an application to stay the proceedings pending the outcome of MasterCard’s appeal of the General Court’s decision. Three further retail groups have commenced proceedings against MasterCard, but not MMF, and further claims from retailers against MasterCard, MMF or credit card issuers may follow.

The EC has also issued a draft regulation which will replace the Data Protection Act 1998. This will be directly effective without the need for additional U.K. legislation. The date on which the regulation will come into force has not yet been confirmed, but it is expected to be in the next two years. There will then be a two-year grace period to work towards compliance with the regulation. Key proposed changes that we expect would impact COEP include:

•

Requirement on companies to notify any breach of the regulation to the Information Commissioner’s Office (“ICO”) and to individuals whose data has been affected or compromised as a result of the breach;

•	Increased powers, including the ability to assess fines, given to the ICO;

•	Requirement to conduct a Privacy Impact Assessment for all areas of the business including any changes to systems.

•	Mandatory appointment of a data protection officer who must act independently and autonomously at all times.

•	Widening of the definition of personal data.

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

In 2012, there were two new regulatory developments that affect credit cards issued by federally regulated financial institutions in Canada. These amendments could increase our operational and compliance costs and affect the types and terms of products that we offer in Canada.

In March 2012, Negative Option Billing Regulations were made under the Bank Act. These regulations require federally regulated financial institutions to obtain the express consent of individuals before providing new primary or optional products and services to individuals. Generally, the Negative Option Billing Regulations prescribe the timing, manner and content of disclosure that must be provided to individuals before they can expressly consent to new products or services. These regulations came into force on August 1, 2012.

In September 2012, the Credit Business Practices (Banks, Authorized Foreign Banks, Trust and Loan Companies, Retail Associations, Canadian Insurance Companies and Foreign Insurance Companies) Regulations were amended to require a bank to obtain express consent prior to providing credit card checks to a borrower. If consent is given orally, the bank must provide confirmation of that consent in writing (paper or electronic). The amended regulations also provide that the use of the credit card or the use of the check does not constitute express consent. These amendments will come into force on June 20, 2013.

COMPETITION

Each of our business segments operates in a highly competitive environment, and we face competition in all aspects of our business from numerous bank and non-bank providers of financial services.

Our Credit Card business competes with international, national, regional and local issuers of Visa® and MasterCard® credit cards, as well as with American Express®, Discover Card®, private-label card brands, and, to a certain extent, issuers of debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features.

Our Consumer Banking and Commercial Banking businesses compete with national and state banks and direct banks for deposits, auto loans, mortgages and trust accounts and with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, mortgage banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-depository institutions that are able to offer these products and services. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. In addition, competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.

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

EMPLOYEES

A central part of our philosophy is to attract and retain a highly capable staff. We had 39,593 employees, whom we refer to as “associates,” as of December 31, 2012. None of our associates are covered under a collective bargaining agreement, and management considers our associate relations to be satisfactory.

ADDITIONAL INFORMATION

Geographic Diversity

Our consumer loan portfolios, including credit cards, are diversified across the United States with modest concentration in California, Texas, New York, Florida, Louisiana and Illinois. We also have credit card loans in the U.K. and Canada. Our commercial loans are concentrated in New York, Texas, Louisiana and New Jersey. See “MD&A—Credit Risk Profile” and “Note 5—Loans” for additional information.

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

As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. Over time, we have increasingly relied on third party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Total System Services Inc. (“TSYS”) for processing services for our North American and United Kingdom portfolios of consumer and small business credit card accounts, Fidelity Information Services (“FIS”) for the Capital One banking systems and IBM Corporation for management of our North American data centers.

To protect our systems and technologies, we employ security, backup and recovery systems and generally require the same of our third-party service providers. In addition, we perform, or cause to be performed, a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services in an effort to ensure that any attacks on these platforms, systems and applications are unlikely to succeed. Despite these controls, Capital One, along with several other U.S. financial services providers, was targeted recently on several occasions with distributed denial-of-service attacks from sophisticated third parties that succeeded, on a few occasions, in temporarily limiting our ability to service customers through online platforms.

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

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, expenses, capital measures, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the ING Direct and 2012 U.S. card acquisitions (collectively, the “Transactions”); and the assumptions that underlie these matters.

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

•

financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder, regulations governing bank capital and liquidity standards, including Basel-related initiatives and potential changes to financial accounting and reporting standards;

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

•	the amount and rate of deposit growth;

•	changes in the reputation of or expectations regarding the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for the nature of our business;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.

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

In particular, we may face the following risks in connection with these events:

•

Adverse macroeconomic conditions may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which could have a negative impact on our results of operations. In addition, changes in consumer behavior, including decreased consumer spending and a shift in consumer payment behavior towards avoiding late fees, over-limit fees, finance charges and other fees, could have a negative impact on our results of operations.

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

•

Significant concern regarding the creditworthiness of some of the governments in Europe and uncertainty stemming from U.S. debt and budget matters have contributed to volatility in the financial markets and led to greater economic uncertainty worldwide. Concerns about sovereign debt in Europe and the U.S. debt could diminish economic recovery and lead to further stress in the financial markets, both globally and in the United States, which could have a negative impact on our financial results.

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

Compliance With New And Existing Laws, Regulations And Regulatory Expectations May Increase Our Costs, Reduce Our Revenue, Limit Our Ability To Pursue Business Opportunities, And Increase Compliance Challenges.

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

The Dodd-Frank Act, as well as the related rules and regulations adopted by various regulatory agencies, could have a significant adverse impact on our business, results of operations or financial condition. The Dodd-Frank Act is a comprehensive financial reform act that requires, among other things, enhanced prudential standards

(including capital and liquidity requirements), enhanced supervision (including stress testing), recovery and resolution planning (often referred to as “living wills”), prohibitions on proprietary trading and increased transparency and regulation of derivatives trading. The Dodd-Frank Act also provides heightened expectations for risk management and regulatory oversight of all aspects of large financial institutions, including us. Many aspects of the law remain to be implemented under the rulemaking and regulatory authority of the SEC, the CFTC and federal banking regulators. Although it is clear that the Dodd-Frank Act and implementing regulations materially impact large financial institutions like us, the rulemaking process has been progressing slowly, and we may not experience the ultimate impact of the Dodd-Frank Act for years. Though some aspects of the Dodd-Frank Act may significantly impact our financial condition or results of operations, other aspects of the law may not apply to us. Nevertheless, the law has increased our need to build new compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. The cumulative impact includes higher expectations for capital and liquidity, as discussed in more detail below under the header “We May Not Be Able to Maintain Adequate Capital Levels or Liquidity, Which Could have a Negative Impact on Our Financial Results,” and higher operational costs, which may further increase once regulators fully implement the law. In addition, U.S. government agencies charged with adopting rules and regulations under the Dodd-Frank Act may do so in an unforeseen manner, including ways that potentially expand the reach of the legislation more than was initially contemplated.

There are a number of other provisions in the Dodd-Frank Act that directly or through implementing regulations may impact our business, including:

•

The Dodd-Frank Act will likely subject us to the supervision of regulatory agencies that historically have not regulated our businesses, such as the Commodity Futures Trading Commission with respect to our derivatives activities. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), who regulates our businesses with respect to our compliance with certain consumer laws and regulations. The cost of complying with applicable laws and regulations could have an adverse impact on our financial condition.

•

The Dodd-Frank Act requires the Federal Reserve to establish enhanced prudential standards governing capital, liquidity, risk management, stress testing, single-counterparty credit exposure limits, early remediation, and resolution planning for bank holding companies and certain foreign banking organizations with $50 billion or more in consolidated total assets (“covered companies”). In December 2011, the Federal Reserve requested comment on proposed rules that would implement most of these requirements for domestic covered companies, including us. The Federal Reserve and the FDIC issued a final rule in November 2011 implementing the resolution planning requirements, and under the rule, we are required to submit our resolution plan by December 31, 2013. The cost of complying with final rules implementing enhanced prudential standards could have a negative impact on our financial results.

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

In 2012, we were party to several consent orders and settlement agreements with certain federal agencies. On July 17, 2012, COBNA entered into consent orders with each of the OCC and the CFPB relating to oversight of our vendor sales practices of payment protection and credit monitoring products. On July 26, 2012, the Banks each entered into consent orders with each of the Department of Justice and the OCC relating to compliance with the Servicemembers Civil Relief Act, or the SCRA, and, in the case of the OCC orders, third-party management.

In addition, in the first quarter of 2012, we closed the ING Direct acquisition. In its order approving the acquisition, the Federal Reserve Board required Capital One to enhance our risk-management systems and policies enterprise-wide to account for the changes to our business lines that would result from the acquisitions of ING Direct and HSBC’s credit card operations in the U.S. Among other things, we are implementing enhancements to our compliance risk management programs on an enterprise-wide basis in the following primary areas:

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

We are continuing to make significant changes to our systems and processes in order to enhance our enterprise-wide compliance risk management programs. There will continue to be heightened regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business, and we expect this heightened oversight will continue for the foreseeable future until we meet the expectations of our regulators and can demonstrate that such systems and processes are sustainable.

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

•

Charge-off Recognition. The rules governing charge-off recognition could change. We record charge-offs according to accounting and regulatory guidelines and rules. These guidelines and rules, including FASB standards and the FFIEC Account Management Guidance, could require changes in our account management or loss allowance practices and cause our charge-offs and/or allowance for loan and lease losses to increase for reasons unrelated to the underlying performance of our portfolio. Such changes could have an adverse impact on our financial condition or results of operation.

•	Industry Developments. Our charge-off and delinquency rates may be negatively impacted by industry developments, including new regulations applicable to our industry.

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

•

New York Concentration. Although our lending is geographically diversified, approximately 37% of our commercial loan portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the New York region could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations.

We May Experience Increased Losses Associated With Mortgage Repurchases and Indemnification Obligations.

Certain of our subsidiaries, including GreenPoint Mortgage Funding, Inc. (“GreenPoint”), Capital One Home Loans and Capital One, N.A., as successor to Chevy Chase Bank, may be required to repurchase mortgage loans that have been sold to investors in the event there are breaches of certain representations and warranties contained within the sales agreements. We may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. These subsidiaries also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud or other public disclosure-related claims, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by our originating subsidiaries. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our mortgage loan repurchase and indemnification obligations and related reserves and our estimate of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels as of December 31, 2012, see “Note 21—Commitments, Contingencies and Guarantees.”

We May Not Be Able to Maintain Adequate Capital Levels or Liquidity, Which Could Have a Negative Impact on Our Financial Results.

As a result of the Dodd-Frank Act and international accords, financial institutions will become subject to new and increased capital and liquidity requirements. Although U.S. regulators have proposed regulations for some of these requirements, there remains uncertainty as to the form the new requirements will take or how and when they will apply to us. As a result, it is possible that we could be required to increase our capital levels above the levels in our current financial plans. These new requirements could have a negative impact on our ability to lend, grow deposit balances or make acquisitions and on our ability to make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity.

Recent developments in capital and liquidity requirements that may impact us include the following:

•

In December 2010, the Basel Committee on Banking Supervision published a final framework on capital and in January 2013 published a revised framework on liquidity, together commonly known as Basel III. The key elements of the capital proposal include: raising the quality, consistency and transparency of the capital base; strengthening the risk coverage of the capital framework; introducing a leverage ratio that is different from the U.S. leverage ratio measures; promoting the build-up of capital buffers; and imposing a capital surcharge for global systemically important institutions. The liquidity framework includes two standards for liquidity risk supervision, one standard promoting short-term resilience (included in the liquidity framework), and the other promoting longer-term resilience (still under development by the Basel Committee). In June 2012, U.S. banking regulators published proposed regulations that, among other things, implement the Basel capital requirements; update the prompt corrective action framework to reflect the higher Basel capital minimums; and revise the federal banking agencies’ general approach for calculating risk-weighted assets. These rules have not yet been finalized. Proposed U.S. rules implementing the Basel III liquidity framework are expected at a later date.

•

Because we are a consolidated bank holding company with consolidated assets of $50 billion or greater, we are subject to certain heightened prudential standards under the Dodd-Frank Act, including requirements that may be recommended by the Financial Stability Oversight Council and implemented by the Federal Reserve. As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits and liquidity requirements. In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential requirements, including a detailed liquidity framework. If finalized as proposed, these requirements would increase our liquidity requirements and associated compliance and operational costs. The Federal Reserve also indicated that it plans to adopt a capital surcharge for certain larger institutions, but it is not clear to what extent the capital surcharge would apply to us.

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

•

The Basel II final rules as implemented in the United States are mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. We became subject to these rules at the end of 2012 primarily as a result of the acquisition of ING Direct. Prior to full implementation of the Basel II framework, organizations must complete a qualification period of four consecutive quarters, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. We are preparing to enter parallel run January 1, 2015. This will require completing a written implementation plan and building processes and systems to comply with the rules. Compliance with the Basel II rules will require a material investment of resources. In addition, although we have current estimates of risk weight calculations, there remains uncertainty around future regulatory interpretations of certain of those calculations. Therefore, we cannot assure you that our current estimates will be correct and we may need to hold significantly more regulatory capital than we currently estimate in order to maintain a given capital ratio.

See “Item 1. Business—Supervision and Regulation” for additional information.

We Face Risk Related To Our Operational, Technological And Organizational Infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire necessary operational, technological and organizational infrastructure. We are in the process of completing significant development projects to complete the systems integration of prior acquisitions and to build a scalable infrastructure in both our Retail Banking and Commercial Banking businesses. For example, we are investing in infrastructure in the Commercial Banking business intended to assist with effective execution of key analytical processes and improve loan origination and underwriting platforms. In addition, we have made and anticipate continuing to make additional infrastructure changes and upgrades in connection with the integrations of both the ING Direct and 2012 U.S. card acquisitions. The 2012 U.S. card acquisition involved the transfer of intellectual property, servicing platforms, infrastructure, contact centers and a significant number of employees. The decoupling and transitioning of these assets, infrastructure and systems from HSBC’s current systems and operations and integrating them into our own business operations has been, and we expect it to continue to be, a highly complex process. These infrastructure changes, upgrades and integrations may cause disruptions to our existing and acquired businesses, including, but not limited to, systems interruptions, transaction processing errors, interruptions to collection processes and system conversion delays, all of which could have a negative impact on us. In addition, we have entered into numerous transitional service arrangements with HSBC entities that will provide for services associated with the decoupling and transition of the business. Under these arrangements, HSBC provides certain services to us and we provide certain services to HSBC. These transitional service arrangements will continue for various dates until the separation of the business from HSBC is complete, and during that time we will rely on the ability of the applicable HSBC entities to provide these services. The complexities and requirements of these arrangements will increase the operational risk associated with the transition and integration of the business, and this increased risk could lead to unanticipated expenses, disruptions to our operations or other adverse consequences.

Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, inaccurate models, faulty or disabled computer systems, fraud by employees or persons outside of our company and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems which we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns. We also depend on models to measure risks, estimate certain financial values and determine pricing on certain products. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality and reliability of our operational and technology systems. Any disruptions, failures or inaccuracies of our operational and technology systems and models, including those associated with improvements or modifications to such systems and models, could cause us to be unable to market and manage our products and services, manage our risk or to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations.

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

In addition, our on-going investments in infrastructure, which may be necessary to maintain a competitive business, integrate recent acquisitions, such as ING Direct and the 2012 U.S. card acquisitions, and establish scalable operations, may increase our expenses. Further, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. If we are unable to successfully manage our expenses, our financial results will be negatively affected.

We Could Incur Increased Costs or Reductions In Revenue Or Suffer Reputational Damage And Business Disruptions In the Event Of The Theft, Loss or Misuse Of Information, Including As A Result Of A Cyber-Attack.

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

Information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers may use computers, smartphones, tablet PCs and other mobile devices that are beyond our security control systems. Although we believe we have a robust suite of authentication and layered information security controls, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or other attacks that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary or other information, including their access credential to accounts with online functionality, or that could result in disruptions to the business operations of us or our customers or other third parties. For example, Capital One and other U.S. financial services providers were targeted recently on several occasions with distributed denial-of-service attacks from sophisticated third parties. On at least one occasion, these attacks successfully disrupted consumer online banking services for a period of time. If these attacks are successful, or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services online. In addition, a breach or attack affecting one of our third-party service providers or partners could impact us through no fault of our own.

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

The Growth Of Our Direct Banking Business Presents Certain Risks.

As a result of our strategic decisions and acquisition of ING Direct, we have grown our direct banking business significantly over the past few years. Today, we operate the largest online direct banking institution in the U.S., with approximately $109 billion in deposits as of December 31, 2012. While direct banking represents a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, it also presents significant risks. In addition to the software, infrastructure and cyber-attack risks discussed above, we face risks related to direct banking, including:

•

We face strong competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. In addition, the effects of a competitive environment may be exacerbated by the flexibility of direct banking and the increasing financial and technological sophistication of our customer base. We have transitioned from the “ING Direct” brand to a new brand, “Capital One 360,” which may not be readily accepted by customers, and these customers may not accept our branding, image, name, reputation, policies or level of service or may be dissatisfied with perceived differences regarding how they manage their online accounts after the transition, and as a result may transfer their accounts and business to a competitor. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation.

Our direct banking business is dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Third parties with which we do business could also be sources of operational risk, particularly in the event of breakdowns or failures of such parties’ own systems. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, cyber-attacks, including distributed denial-of-service attacks discussed above, natural disasters, other damage to property or physical assets or events arising from local or larger scale politics, including terrorist acts. Any of these occurrences could diminish our ability to operate our direct banking business, service customer accounts, and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our direct banking business, any of which could result in a material adverse effect.

We May Fail To Realize All Of The Anticipated Benefits Of Our Mergers And Acquisitions.

We have engaged in merger and acquisition activity over the past several years and may continue to engage in such activity in the future. For example, in 2012, we closed the ING Direct and 2012 U.S. card acquisitions. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships and selected acquisitions of financial institutions and other financial assets, including credit card and other loan portfolios.

Any merger, acquisition or strategic partnership we undertake will entail certain risks, which may materially and adversely affect our results of operations. If we experience greater than anticipated costs to integrate acquired businesses into our existing operations or are not able to achieve the anticipated benefits of any merger, acquisition or strategic partnership, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with partners, clients, customers, depositors and employees or to achieve the anticipated benefits of any merger, acquisition or strategic partnership. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period.

In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:

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

•

Accuracy of Assumptions. In connection with any merger, acquisition or strategic partnership, we may make certain assumptions relating to the proposed merger or acquisition that may be, or may prove to be, inaccurate, including as the result of the failure to realize the expected benefits of any merger, acquisition or strategic partnership. The inaccuracy of any assumptions we may make could result in unanticipated consequences that could have a material adverse effect on our results of operations or financial condition. Assumptions we might make when considering a proposed merger, acquisition or strategic partnership may relate to numerous matters, including:

•	projections of a target or partner company’s future net income and our earnings per share;

•	our ability to issue equity and debt to complete any merger or acquisition;

•	our expected capital structure and capital ratios after any merger, acquisition or strategic partnership;

•	projections as to the amount of future loan losses in any target or partner company’s portfolio;

•	the amount of goodwill and intangibles that will result from any merger, acquisition or strategic partnership;

•	certain purchase accounting adjustments that we expect will be recorded in our financial statements in connection with any merger, acquisition or strategic partnership;

•	cost, deposit, cross-selling and balance sheet synergies in connection with any merger, acquisition or strategic partnership;

•	merger, acquisition or strategic partnership costs, including restructuring charges and transaction costs;

•	our ability to maintain, develop and deepen relationships with customers of a target or partner company;

•	our ability to grow a target or partner company’s customer deposits and manage a target or partner company’s assets and liabilities;

•

higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that adversely affect the combined company following any merger or acquisition transaction;

•	the extent and nature of regulatory oversight over a target or partner company;

•	projected or expected tax benefits or assets;

•

accounting matters related to the target or partner company, including accuracy of assumptions and estimates used in preparation of financial statements such as those used to determine allowance for loan losses, fair value of certain assets and liabilities, securities impairment and realization of deferred tax assets;

•

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

Reputational Risk and Social Factors May Impact Our Results.

Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business practices or our financial health. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, inadequate protection of customer information, or sales and marketing, and from actions taken by regulators or other persons in response to such conduct. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us.

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

Damage To Our Brands Could Impact Our Financial Performance.

Our brands have historically been very important to us. As with many financial services institutions, maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high-quality products and services. Negative public perception of our brands could result from actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance and the use and protection of customer information, as well as from actions taken by government regulators and community organizations in response to that conduct. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, results of operations and financial condition could be materially and adversely affected. Our online banking brands may also be negatively impacted by a number of factors, including service outages, including as a result of a cyber-attack, integration difficulties from recent acquisitions, product malfunctions, data privacy, lack of training and security issues.

We Face Intense Competition in All of Our Markets.

We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify. We face intense competition both in making loans and attracting deposits. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality of our customer service. Price competition for loans might result in origination of fewer loans or earning less on our loans. We expect that competition will continue to increase with respect to most of our products. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.

We have significantly expanded our partnership business over the past several years with the additions of a number of credit card partnerships from the 2012 U.S. card acquisition and credit card partnerships with Kohl’s, HBC and Sony. The market for key business partners, especially in the Card business, is very competitive, and we cannot assure you that we will be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships. The loss of any of our business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.

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

If We Do Not Adjust to Rapid Changes in the Financial Services Industry, Our Financial Performance May Suffer.

Our ability to deliver to stockholders strong financial performance and returns on investment will depend in part on our ability to expand the scope of available financial services to meet the needs and demands of our customers. With our recent ING Direct and 2012 U.S. card acquisitions, we have begun to market new products to our larger customer base. Our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. Many of our competitors are focusing on cross-selling their products and developing new products or technologies, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers, all of which may affect our customers’ expectations and demands. If we do not successfully anticipate and adjust to changes in the financial service industry, our business and financial results will be negatively affected.

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

Our Business Could Be Negatively Affected If We Are Unable to Attract, Retain and Motivate Skilled Senior Leaders.

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

We Face Risks from Unpredictable Catastrophic Events.

Despite our substantial business contingency plans, the impact from natural disasters and other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business and customers are concentrated, such as the New York metropolitan area, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition and results of operations.

We Face Risks from the Use of or Changes to Estimates in Our Financial Statements.

Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including, but not limited to, estimating our allowance for loan and lease losses and the fair value of certain assets and liabilities. In addition, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. If the assumptions or estimates underlying our financial statements are incorrect or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Note 1—Summary of Significant Accounting Policies.”

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

The Soundness of Other Financial Institutions Could Adversely Affect Us.

Our ability to engage in routine funding and other transactions could be adversely affected by the stability and actions of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, servicing, counterparty and other relationships. With our recent ING Direct and 2012 U.S. card acquisitions, we have increased exposure to financial institutions and counterparties. These counterparties include institutions and counterparties that may be exposed to various risks over which we have little or no control, including European or U.S. sovereign debt that is currently or may become in the future subject to significant price pressure, rating agency downgrade or default risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate and banking real estate portfolio consists of a combined total of approximately 15.6 million square feet of owned or leased office and retail space, used to support our business segments. Of this overall portfolio, approximately 9.9 million square feet of space are dedicated for various corporate office uses (with an additional 824,000 square feet currently under construction in Virginia and Texas) and approximately 5.7 million square feet of space are for bank branches and related offices.

Our 9.9 million square feet of corporate office space consists of approximately 5.4 million square feet of leased space and 4.5 million square feet of owned space and such corporate office space is located in Virginia, Texas, Maryland, New York, Louisiana, Florida, Washington, and Delaware and various other locations, and includes the following owned corporate campuses:

•	McLean, Virginia: Approximately 587,000 square foot headquarters building housing our executive offices and northern Virginia staff.

•	Goochland County, Virginia: Approximately 316 acres of land, which contains approximately 1.2 million square feet of office space to house various business and staff groups.

•	Plano, Texas: Approximately 139 acres of land, which contains approximately 678,000 square feet of office space to support various staff groups, including our auto finance and home loan businesses.

•	Glen Allen, Virginia: Approximately 453,000 square feet of office space to house various business and staff groups.

Our 5.7 million square feet of banking branch and branch/office space consists of approximately 2.7 million square feet of leased space and 3 million square feet of owned space, including branches in locations across the District of Columbia, Louisiana, Maryland, New Jersey, New York, and Virginia.

Item 3. Legal Proceedings

The information required by Item 3 is included in “Note 21—Commitments, Contingencies and Guarantees.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2013, there were 14,059 holders of record of our common stock. The table below presents the high and low closing sales prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Sales Price		Cash Dividends
Quarter ended	High	Low
2012:
December 31	$61.40	$54.77	$0.05
September 30	59.37	53.36	0.05
June 30	56.36	48.40	0.05
March 31	57.15	43.75	0.05
2011:
December 31	$47.07	$37.75	$0.05
September 30	54.31	37.63	0.05
June 30	56.21	47.87	0.05
March 31	52.76	43.68	0.05

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

Common Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared with an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2007, and ending December 31, 2012. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return

(Capital One, S&P 500 Index and S&P Financial Index)

	2007	2008	2009	2010	2011	2012
Capital One	$100.00	$69.81	$86.51	$96.52	$96.32	$132.44
S&P 500 Index	100.00	61.51	75.94	85.65	85.65	97.13
S&P Financial Index	100.00	43.05	49.42	54.78	44.69	56.43

Recent Sales of Unregistered Securities

On February 17, 2012, in connection with the closing of the ING Direct acquisition, we issued 54,028,086 shares of common stock to ING Bank N.V. as partial consideration for the acquisition in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On September 10, 2012, one of the ING Sellers sold 54,028,086 shares of our common stock in an underwritten public offering, representing all of the shares of common stock we issued to the ING Sellers in connection with the ING Direct acquisition. We did not receive any proceeds from this offering.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock during the fourth quarter of 2012.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
October 1-31, 2012	13,601	$58.82	—	$—
November 1-30, 2012	—	—	—	—
December 1-31, 2012	—	—	—	—

Total	13,601	$58.82	—	—

(1)

Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation. We prepare our consolidated financial statements based on generally accepted accounting principles in the U.S. (“U.S. GAAP”), which we refer to as our reported results. This data should be reviewed in conjunction with our audited consolidated financial statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in this Report. The historical financial information presented may not be indicative of our future performance. The acquisitions of ING Direct on February 17, 2012 and the 2012 U.S. card acquisition on May 1, 2012 had a significant impact on our results and selected metrics for the year ended December 31, 2012 and our financial condition as of December 31, 2012.

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The loans acquired in the 2012 U.S. card acquisition accounted for based on expected cash flows consisted of loans with a fair value at acquisition of approximately $651 million that were deemed to be credit impaired because they were delinquent and revolving cardholder privileges had been revoked. The difference between the fair value and initial expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and the expected cash flows represents the nonaccretable difference or the amount not considered collectible, which approximates what we refer to as the “credit mark.” The credit mark established under the accounting for these loans takes into consideration future expected credit losses over the life of the loans. Accordingly, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans.

Of the $27.8 billion in outstanding receivables that we acquired in the 2012 U.S. card acquisition that were designated as held for investment, $26.2 billion had existing revolving privileges at acquisition and were therefore excluded from the acquired loan accounting guidance described above. These loans were recorded at fair value of $26.9 billion at acquisition, which resulted in a net premium of $705 million that is being amortized against interest income over the remaining life of the loans. In the second quarter of 2012, we recorded a provision for credit losses of $1.2 billion, which is included in our total provision for credit losses of $4.4 billion for 2012, to establish an initial allowance related to these loans. For additional information, see “Credit Risk Profile” and “Note 5—Loans—Acquired Loans.”

Five-Year Summary of Selected Financial Data

						Change
	Year Ended December 31,					2012 vs. 2011		2011 vs. 2010
(Dollars in millions, except per share data)	2012	2011	2010(1)	2009(2)	2008
Income statement
Interest income	$18,964	$14,987	$15,353	$10,664	$11,112	27%		(2)%
Interest expense	2,375	2,246	2,896	2,967	3,963	6		(22)

Net interest income(3)	16,589	12,741	12,457	7,697	7,149	30		2
Non-interest income(4)	4,807	3,538	3,714	5,286	6,744	36		(5)

Total net revenue(5)	21,396	16,279	16,171	12,983	13,893	31		1
Provision for credit losses(6)	4,415	2,360	3,907	4,230	5,101	87		(40)
Non-interest expense(7)(8)	11,946	9,332	7,934	7,417	8,210	28		18

Income from continuing operations before income taxes	5,035	4,587	4,330	1,336	582	10		6
Income tax provision	1,301	1,334	1,280	349	497	(2)		4

Income from continuing operations, net of tax	3,734	3,253	3,050	987	85	15		7
Loss from discontinued operations, net of tax(9)	(217)	(106)	(307)	(103)	(131)	105		(65)

Net income (loss)	3,517	3,147	2,743	884	(46)	12		15
Dividends and undistributed earnings allocated to participating securities	(15)	(26)	—	—	—	11		**
Preferred stock dividends(10)	(15)	—	—	(564)	(33)	**		—

Net income (loss) available to common stockholders	$3,487	$3,121	$2,743	$320	$(79)	12%		14%

Common share statistics
Basic earnings per common share:
Income from continuing operations, net of tax	$6.60	$7.08	$6.74	$0.99	$0.14	(7)%		5%
Loss from discontinued operations, net of tax(9)	(0.39)	(0.23)	(0.67)	(0.24)	(0.35)	70		(66)

Net income (loss) per common share	$6.21	$6.85	$6.07	$(0.75)	$(0.21)	(9)%		13%

Diluted earnings per common share:
Income from continuing operations, net of tax	$6.54	$7.03	$6.68	$0.98	$0.14	(7)%		5%
Loss from discontinued operations, net of tax(9)	(0.38)	(0.23)	(0.67)	(0.24)	(0.35)	65		(66)

Net income (loss) per common share	$6.16	$6.80	$6.01	$0.74	$(0.21)	(9)%		13%

Dividends per common share	$0.20	$0.20	$0.20	$0.53	$1.50	—%		—%
Common dividend payout ratio	3.22%	2.92%	3.32%	66.80%	722.06%	30	bps	(40	)bps
Stock price per common share at period end	$57.93	$42.29	$42.56	$38.34	$31.89	37%		(1)%
Book value per common share at period end	69.56	64.51	58.62	59.04	68.38	8		10
Total market capitalization at period end	33,727	19,301	19,271	17,268	12,412	75		**
Average balances
Loans held for investment(11)	$187,915	$128,424	$128,526	$99,787	$98,971	46%		**	%
Interest-earning assets	255,079	175,265	175,683	145,552	133,282	46		**
Total assets	286,602	199,718	200,114	171,598	156,292	44		**
Interest-bearing deposits	183,314	109,644	104,743	103,078	82,736	67		5
Total deposits	203,055	126,694	119,010	115,601	93,508	60		6
Borrowings	38,025	38,022	49,620	23,522	31,096	**		(23)
Stockholders’ equity	37,327	28,579	24,941	26,606	25,278	31		15

						Change
	Year Ended December 31,					2012 vs. 2011		2011 vs. 2010
	2012	2011	2010(1)	2009(2)	2008
Selected performance metrics
Purchase volume(12)	$180,599	$135,120	$106,912	$102,068	$113,835	34%		26%
Total net revenue margin(13)	8.39%	9.28%	9.20%	8.94%	10.44%	(89	)bps	8	bps
Net interest margin(14)	6.50	7.27	7.09	5.30	5.38	(77)		18
Net charge-offs	$3,555	$3,771	$6,651	$4,568	$3,478	(6)%		(43)%
Net charge-off rate(15)	1.89%	2.94%	5.18%	4.58%	3.51%	(105	)bps	(224	)bps
Net charge-off rate (excluding acquired loans)(16)	2.34	3.06	5.45	4.94	3.51	(72)		(239)
Return on average assets(17)	1.30	1.63	1.52	0.58	0.05	(33)		11
Return on average stockholders’ equity(18)	10.00	11.38	12.23	3.71	0.34	(138)		(85)
Equity-to-assets ratio(19)	13.02	14.31	12.46	15.50	16.17	(129)		185
Non-interest expense as a % of average loans held for investment(20)	6.36	7.27	6.17	7.43	8.30	(91)		110
Efficiency ratio(21)	55.83	57.33	49.06	56.21	52.29	(150)		827
Effective income tax rate	25.84	29.08	29.56	26.16	85.47	(324)		(48)

						Change
	December 31,					2012 vs. 2011		2011 vs. 2010
	2012	2011	2010(1)	2009(2)	2008
Balance sheet (period end)
Loans held for investment(11)	$205,889	$135,892	$125,947	$90,619	$101,018	52%		8%
Interest-earning assets	280,096	179,878	172,071	139,751	141,471	56		5
Total assets	312,918	206,019	197,503	169,646	165,913	52		4
Interest-bearing deposits	190,018	109,945	107,162	102,370	97,327	73		3
Total deposits	212,485	128,226	122,210	115,809	108,621	66		5
Borrowings	49,910	39,561	41,796	21,014	23,178	26		(5)
Stockholders’ equity	40,499	29,666	26,541	26,590	26,612	37		12
Credit quality metrics (period end)
Allowance for loan and lease losses	$5,156	$4,250	$5,628	$4,127	$4,524	21%		(24)%
Allowance as a % of loans held for investment	2.50%	3.13%	4.47%	4.55%	4.48%	(63	)bps	(134	)bps
Allowance as a % of loans held for investment (excluding acquired loans) (16)	3.02	3.22	4.67	4.95	4.48	(20)		(145)
30+ day performing delinquency rate	2.70	3.35	3.52	3.98	4.21	(65)		(17)
30+ day performing delinquency rate (excluding acquired loans) (16)	3.29	3.47	3.68	4.32	4.21	(18)		(21)
30+ day delinquency rate	3.09	3.95	4.23	N/A	N/A	(86)		(28)
30+ day delinquency rate (excluding acquired loans) (16)	3.77	4.09	4.43	N/A	N/A	(32)		(34)
Capital ratios
Tier 1 common ratio(22)	11.0%	9.7%	8.8%	10.6%	12.5%	130	bps	90	bps
Tier 1 risk-based capital ratio(23)	11.3	12.0	11.6	13.8	13.8	(60)		40
Total risk-based capital ratio(24)	13.6	14.9	16.8	17.7	16.7	(130)		(190)
Tangible common equity ratio (“TCE” ratio”)(25)	7.9	8.2	6.9	8.0	9.2	(30)		130
Associates
Full-time equivalent employees (in thousands)	39.6	30.5	25.7	25.9	23.7	30%		19%

						Change
	December 31,					2010 vs. 2011		2011 vs. 2010
	2012	2011	2010(1)	2009(2)	2008
Managed metrics(26)
Average loans held for investment	$187,915	$128,424	$128,622	$143,514	$147,812	46%		*	*%
Average interest-earning assets	255,079	175,341	175,815	185,976	179,348	46		*	*
Period-end loans:
Period-end on-balance sheet loans held for investment	$205,889	$135,892	$125,947	$90,619	$101,018	52		8
Period-end off-balance sheet securitized loans	—	—	—	46,184	45,919	—		—

Total period-end managed loans	$205,889	$135,892	$125,947	$136,803	$146,937	52		8

Period-end total loan accounts (in millions)	122.1	70.0	37.4	37.8	45.4	74		87
30+ day performing delinquency rate	2.70%	3.35%	3.52%	4.62%	4.38%	(65	)bps	(17	)bps
Net charge-off rate	1.89	2.94	5.18	5.87	4.35	(105)		(224)
Non-interest expense as a % of average loans held for investment(20)	6.36	7.27	6.17	5.17	5.01	(91)		110
Efficiency ratio	55.83	57.33	49.06	43.35	43.14	(150)		827

N/A—Information is not readily available.

**	Change is less than one percent or not meaningful.
(1)

Effective January 1, 2010, we prospectively adopted two accounting standards related to the transfer and servicing of financial assets and consolidations that changed how we account for securitized loans. The adoption of these accounting standards, which we refer o in this Report as “consolidation accounting standards,” resulted in the consolidation of our credit card securitization trusts and certain other trusts, which added $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors to our reported consolidated balance sheet and reduced our stockholders’ equity by $2.9 billion and reduced our Tier 1 risk-based capital ratio to 9.9% from 13.8%. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan and lease losses of $4.3 billion (pre-tax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date. Prior period reported amounts have not been restated as the accounting standards were adopted prospectively. Prior to January 1, 2010, in addition to our reported U.S. GAAP results, we presented and analyzed our results on a non-GAAP “managed basis.” Our managed-basis presentation included certain reclassification adjustments that assumed securitized loans accounted for as sales remained on balance sheet, and the earnings from the off-balance sheet securitized loans were reported in our results of operations in the same manner as earnings on retained loans recorded on our consolidated balance sheet. While our managed presentation resulted in differences in the classification of revenues in our income statement, net income on a managed basis was the same as our reported net income. We believe this managed-basis information was useful to investors because it enabled them to understand both the credit risks associated with loans reported on our consolidated balance sheets and our retained interests in securitized loans. As a result of the adoption of the consolidation accounting standards, our reported and managed based presentations are generally comparable for periods beginning after January 1, 2010. See “MD&A—Supplemental Tables” and “Exhibit 99.1” for additional information on our non-GAAP managed presentation and other non-GAAP measures.

(2)

Effective February 27, 2009, we acquired Chevy Chase Bank. Our financial results subsequent to February 27, 2009 include the operations of Chevy Chase Bank. While our 2012, 2011 and 2010 results include the full year impact of the Chevy Chase Bank acquisition, our 2009 results include only a partial year impact.

(3)	Premium amortization related to the ING Direct and 2012 U.S. card acquisitions reduced net interest income by $391 million in 2012.
(4)

Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred. See “Note 2—Acquisitions” for additional information.

(5)

Total net revenue was reduced by $937 million, $371 million, $950 million, $2.1 billion and $1.9 billion in 2012, 2011, 2010, 2009 and 2008, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(6)

Provision for credit losses for 2012 includes expense of $1.2 billion to establish an initial allowance for the receivables acquired in the 2012 U.S. card acquisition accounted for based on contractual cash flows.

(7)

Includes merger-related expenses, including transaction costs, attributable to acquisitions of $336 million and $45 million in 2012 and 2011, respectively. Also includes intangible amortization expense related to purchased credit card relationships (“PCCR”) from the 2012 U.S. card acquisition of $334 million in 2012, and other asset and intangible amortization expense related to the ING Direct and 2012 U.S. card acquisitions of $147 million in 2012.

(8)	Non-interest expense for 2008 includes goodwill impairment of $811 million related to the Auto Finance division of our Consumer Banking business.
(9)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“Greenpoint”), which we closed in 2007.

(10)	Preferred stock dividends in 2009 and 2008 were attributable to our participation in the U.S. Department of Treasury’s Troubled Asset Relief Program (“TARP”).
(11)

Loans held for investment includes loans acquired in the Chevy Chase Bank, ING Direct and 2012 U.S. card acquisitions. The average carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $37.1 billion, $4.7 billion, $5.6 billion, $7.3 billion and none as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively. The average balance of loans held for investment, excluding the carrying value of acquired loans, was $151.7 billion, $123.4 billion, $122.2 billion, $92.5 billion and $99.0 billion in 2012, 2011, 2010, 2009 and 2008, respectively. See “Note 5—Loans” for additional information.

(12)	Consists of credit card purchase transactions for the period, net of returns. Excludes cash advance transactions.
(13)	Calculated based on total net revenue for the period divided by average interest-earning assets for the period.
(14)	Calculated based on net interest income for the period divided by average interest-earning assets for the period.
(15)	Calculated based on net charge-offs for the period divided by average loans held for investment for the period.
(16)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Business Segment Financial Performance,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(17)	Calculated based on income from continuing operations, net of tax, for the period divided by average total assets for the period.
(18)	Calculated based on income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period.
(19)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(20)	Calculated based on non-interest expense, excluding goodwill impairment charges, for the period divided by average loans held for investment for the period.
(21)	Calculated based on non-interest expense, excluding goodwill impairment charges, for the period divided by total net revenue for the period.
(22)

Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common equity divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.

(23)

Tier 1 risk-based capital ratio is a regulatory measure calculated based on Tier 1 capital divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.

(24)

Total risk-based capital ratio is a regulatory measure calculated based on total risk-based capital divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.

(25)

TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(26)	See “MD&A—Supplemental Tables” and Exhibit 99.1 for a reconciliation of non-GAAP managed measures to comparable U.S. GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Report. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this Report in “Item 1A. Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2012 included in this 2012 Annual Report on Form 10-K (“2012 Form 10-K).

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of December 31, 2012 and accompanying notes. MD&A is organized in the following sections:

•   Overview

•   Executive Summary and Business Outlook

•   Critical Accounting Policies and Estimates

•   Accounting Changes and Developments

•   Consolidated Results of Operations

•   Business Segment Financial Performance

•   Consolidated Balance Sheet Analysis

• Off-Balance Sheet Arrangements and Variable Interest Entities
• Capital Management
• Risk Management
• Credit Risk Profile
• Liquidity Risk Profile
• Market Risk Profile
• Supplemental Tables

OVERVIEW

We are a diversified financial services holding company with banking and non-banking subsidiaries that offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. Our principal subsidiaries included Capital One Bank (USA), National Association (“COBNA”) and Capital One, National Association (“CONA”) as of December 31, 2012. On November 1, 2012, we merged ING Bank, fsb into CONA, with CONA surviving the merger. The Company and its subsidiaries are hereafter collectively referred to as “we,” “us” or “our.” CONA and COBNA are hereafter collectively referred to as the “Banks.”

Period-end loans held for investment increased to $205.9 billion and deposits increased to $212.5 billion as of December 31, 2012, from period-end loans of $135.9 billion and deposits of $128.2 billion as of December 31, 2011. The closing of the ING Direct acquisition on February 17, 2012 resulted in the addition of loans of $40.4 billion and other assets of $53.9 billion at acquisition. The ING Direct acquisition, which added over seven million customers and approximately $84.4 billion in deposits to our Consumer Banking business segment as of the acquisition date, strengthens our customer franchise. With the ING Direct acquisition, we have grown to become the sixth largest depository institution and the largest direct banking institution in the United States. The closing of the 2012 U.S. card acquisition on May 1, 2012 added approximately 27 million new active accounts and approximately $27.8 billion in outstanding credit card receivables as of the acquisition date that we designated as held for investment.

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers and by deposit-taking activities net of the costs associated with funding our assets, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers and merchant interchange fees with respect to certain credit card transactions. Our expenses primarily consist of the provision for credit losses, operating expenses (including associate salaries and benefits, occupancy and equipment costs, professional services, infrastructure enhancements and branch operations and expansion costs), marketing expenses and income taxes.

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. The acquired ING Direct business is primarily reflected in our Consumer Banking business, while the business acquired in the 2012 U.S. card acquisition is reflected in our Credit Card business. Certain activities that are not part of a segment are included in our “Other” category.

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

In the first quarter of 2012, we re-aligned the loan categories reported by our Commercial Banking business and the loan customer and product types included within each category. Prior period amounts have been recast to conform to the current period presentation. Table 1 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for 2012, 2011 and 2010. We provide additional information on the realignment of our Commercial Banking business segment below under “Business Segment Results” and in “Note 20—Business Segments” of this Report. We also provide additional information on the allocation methodologies used to derive our business segment results and a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 20—Business Segments.”

Table 1: Business Segment Results

	Year Ended December 31,
	2012				2011				2010
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$13,260	62%	$1,530	41%	$10,431	64%	$2,277	70%	$10,614	66%	$2,274	75%
Consumer Banking	6,570	30	1,363	37	4,956	30	809	25	4,597	28	905	30
Commercial Banking	2,080	10	835	22	1,879	12	595	18	1,635	10	204	6
Other(3)	(514)	(2)	6	—	(987)	(6)	(428)	(13)	(669)	(4)	(333)	(11)

Total from continuing operations	$21,396	100%	$3,734	100%	$16,279	100%	$3,253	100%	$16,177	100%	$3,050	100%

(1)	Total net revenue consists of net interest income and non-interest income.
(2)	Net income (loss) for our business segments is reported based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 20—Business Segments.”

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

In 2012, we completed two major acquisitions—ING Direct and the 2012 U.S. card acquisition. Certain purchase accounting adjustments and other charges related to these acquisitions had a significant impact on our earnings in 2012 and resulted in volatility among quarterly results. The impact of the acquisition-related adjustments, however, had diminished considerably by the end of the year. Our 2012 results reflected strong contributions from the acquired businesses, as well as solid performance in our legacy businesses, despite the industry-wide challenges of an uncertain and fragile economy, prolonged low interest rates and elevated regulatory expectations facing all banks. Purchase volumes, revenues and credit performance remained strong in 2012, and our earnings, together with capital raised from equity issuances during the year, further bolstered our liquidity and regulatory capital position.

We continue to devote significant effort to integrating the operations of these acquired businesses and investing in franchise enhancements. The combination of the ING Direct and 2012 U.S. card acquisitions has shifted the mix of our interest-earning assets and driven substantial growth in our total net revenues, putting us in what we believe is a strong position to generate capital and deliver sustained shareholder value, even in the current environment of low industry growth and prolonged low interest rates.

Financial Highlights

We reported net income of $3.5 billion ($6.16 per diluted share) on total net revenue of $21.4 billion in 2012, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $3.1 billion ($6.80 per diluted share) on total net revenue of $16.3 billion in 2011 and net income of $2.7 billion ($6.01 per diluted share) on total net revenue of $16.2 billion in 2010.

Our Tier 1 common ratio, as calculated under Basel I, increased to 11.0% as of December 31, 2012, up from 9.7% as of December 31, 2011. The increase in our Tier 1 common ratio reflected strong internal capital generation from earnings, as well as capital raised from equity issuances during the year. Based on our current interpretation of the proposed rules for implementing Basel III, we believe we are well positioned to meet our fully phased-in assumed Tier 1 common ratio target under Basel III of approximately 8.0% in early 2013. Our Tier 1 risk-based capital ratio, as calculated under Basel I, was 11.3% as of December 31, 2012, down from 12.0% as of December 31, 2011. The decrease was primarily driven by the significant increase in risk-weighted assets resulting from the ING Direct and 2012 U.S. card acquisitions, which more than offset the benefit of an increase in Tier 1 capital. See “Capital Management” below for additional information.

Below are additional highlights of our performance in 2012. These highlights generally are based on a comparison between our 2012 and 2011 results, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2012, compared with our financial condition and credit performance as of December 31, 2011. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our net income of $3.5 billion in 2012 increased by $370 million, or 12%, from 2011. The increase in net income reflected the favorable impact of higher total net revenue from our legacy businesses, increased revenues from acquired businesses and a bargain purchase gain of $594 million recorded at closing of the ING Direct acquisition. The increase in net revenue was largely offset by post-acquisition charges related to the 2012 U.S. card acquisition, including a provision for credit losses of $1.2 billion to establish an initial allowance for the approximately $26.2 billion in outstanding credit card receivables from the 2012 U.S. card acquisition designated as held for investment that had existing revolving privileges at acquisition and an initial charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees for these loans. In addition, non-interest expense grew substantially due to higher operating expenses and merger-related expenses related to our recent acquisitions, as well as higher infrastructure expenses resulting from continued investments in our home and auto loan businesses.

•

Total Loans: Period-end loans held for investment increased by $70.0 billion, or 52%, in 2012 to $205.9 billion as of December 31, 2012, from $135.9 billion as of December 31, 2011. The increase was primarily attributable to the addition of the acquired ING Direct loan portfolio of $40.4 billion and the receivables acquired in the 2012 U.S. card acquisition designated as held for investment of $27.8 billion. Excluding the impact of the addition of these loans, period-end loans held for investment increased by $1.8 billion, or 1%. The increase reflected strong commercial loan growth and continued growth in auto loans, which was partially offset by the continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business.

•

Charge-off and Delinquency Statistics: Our net charge-off rate decreased to 1.89% in 2012, from 2.94% in 2011. The 30+ day delinquency rate also declined during the year to 3.09% as of December 31, 2012, from 3.95% as of December 31, 2011. As discussed above, the accounting and classification of acquired loans accounted for based on estimated cash flows expected to be collected may significantly alter some of our reported credit quality metrics. The “credit mark” established in conjunction with acquired loans from the ING Direct and 2012 U.S. card acquisitions absorbed a significant portion of the uncollectible amounts that we would have recorded as charge-offs on these portfolios in the second and third quarters of 2012, resulting in unusually low net-charge off rates in each of these quarters. By the fourth quarter of 2012, the credit mark impact related to the 2012 U.S. card acquisition had diminished, with no meaningful impact on net charge-offs in the quarter. We provide information on our credit quality metrics, excluding the impact of acquired loans accounted for based on estimated cash flows expected to be collected, below under “Business Segments” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We increased our allowance by $906 million in 2012 to $5.2 billion as of December 31, 2012. In comparison, we reduced our allowance by $1.4 billion in 2011. The increase in the allowance in 2012 was primarily attributable to the initial allowance build of $1.2 billion in the second quarter of 2012 that we established for the approximately $26.2 billion in outstanding credit card receivables from the 2012 U.S. card acquisition that had existing revolving privileges at acquisition, as well as growth in auto loan balances. Excluding the initial allowance build of $1.2 billion established for the receivables acquired in the 2012 U.S. card acquisition, we recorded an allowance release of $294 million in 2012 primarily attributable to a significant improvement in underlying credit performance trends in our Commercial Banking business. Although the allowance increased in 2012, the coverage ratio of the allowance to total loans held for investment fell to 2.50% as of December 31, 2012, from 3.13% as of December 31, 2011. The decrease in the allowance coverage ratio was largely due to the (i) addition of the receivables acquired in the ING Direct and 2012 U.S. card acquisitions accounted for based on estimated cash flows expected to be collected, for which we did not record an allowance in accordance with the required accounting guidance for these loans, and (ii) improved credit performance for our commercial loan portfolio.

•

Representation and Warranty Reserve: We recorded a provision for mortgage representation and warranty losses of $349 million in 2012, compared with a provision of $212 million in 2011. The increase in the provision in 2012 was primarily driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and settlements during the year with a government-sponsored enterprise (“GSE”) to resolve present and future claims. Our representation and warranty reserve decreased to $899 million as of December 31, 2012, from $943 million as of December 31, 2011, largely due to settlements during 2012. As of December 31, 2012, our best estimate of reasonably possible future losses from representation and warranty claims beyond what is in our reserve was approximately $2.7 billion, an increase from our previous estimates of $1.7 billion as of September 30, 2012, and $1.5 billion as of December 31, 2011. We provide additional information on the representation and warranty reserve in “Critical Accounting Policies and Estimates—Representation and Warranty Reserve” and “Note 21—Commitments, Contingencies and Guarantees.”

Business Segments

•

Credit Card: Our Credit Card business generated net income from continuing operations of $1.5 billion in 2012, compared with net income from continuing operations of $2.3 billion in 2011. The decrease in earnings in 2012 was largely due to significant post-acquisition charges related to the 2012 U.S. card acquisition, including a provision for credit losses of $1.2 billion to establish an initial allowance for outstanding credit card receivables from the 2012 U.S. card acquisition with existing revolving privileges at acquisition, PCCR intangible amortization expense of $334 million and higher operating expenses resulting from the 2012 U.S. card acquisition. The unfavorable impact of these charges diminished the favorable impact of the substantial increase in total net revenue resulting from the addition of credit card receivables from the 2012 U.S. card acquisition. Period-end loans in our Credit Card business increased by $26.7 billion, or 41%, in 2012, to $91.8 billion as of December 31, 2012. The increase was primarily due to the addition of the $27.8 billion in outstanding receivables classified as held for investment. Excluding the addition of the acquired receivables, period-end loans held for investment decreased by $1.1 billion, or 2%, due to the expected continued run-off of our installment loan portfolio.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $1.4 billion in 2012, compared with net income from continuing operations of $809 million in 2011. The increase in earnings was attributable to growth in total net revenue, which was partially offset by higher non-interest expense and an increase in the provision for credit losses. Growth in revenue stemmed from higher average loan balances resulting from increased auto loan originations and added home loans from the ING Direct acquisition, coupled with the significant increase in deposits from the ING Direct acquisition. The increase in non-interest expense was largely due to operating expenses associated with ING Direct, higher infrastructure expenditures related to our home loan business and growth in auto originations and higher marketing expenditures in our retail banking operations. The increase in the provision for credit losses was largely due to higher auto loan balances resulting from growth in auto loan originations. Period-end loans in our Consumer Banking business increased by $38.8 billion, or 107%, in 2012 to $75.1 billion as of December 31, 2012, primarily due to the acquisition of $40.4 billion of ING Direct home loans and growth in auto loan originations. Excluding the addition of the acquired ING Direct loans, period-end loans held for investment decreased by $1.6 billion, or 4%, due to the expected continued run-off of our acquired home loan portfolios.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $835 million in 2012, compared with net income from continuing operations of $595 million in 2011. The improvement in results for Commercial Banking was attributable to an increase in revenues driven by increased average loan balances as well as a decrease in the provision for credit losses due to improving credit trends. These factors were partially offset by higher non-interest expense resulting from operating costs associated with the increased volume of loan originations in our commercial real estate and commercial and industrial businesses, increased infrastructure expenditures and the expansion into new markets. Period-end loans increased by $4.5 billion, or 13%, in 2012 to $38.8 billion as of December 31, 2012. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

Recent Developments

Redemption of Trust Preferred Securities

As of December 31, 2012, we had outstanding trust preferred securities with a combined aggregate principal amount of $3.65 billion that previously qualified as Tier 1 capital. On January 2, 2013, we redeemed all of our outstanding trust preferred securities, which generally carried a higher coupon cost, ranging from 3.36% to 10.25%, than other funding sources available to us. Pursuant to the Dodd-Frank Act, the Tier 1 capital treatment of trust preferred securities is to be phased out over a three year period starting on January 1, 2013.

Subordinated Note Exchange

On January 23, 2013, we announced the commencement of an “any and all” exchange offer for COBNA’s $1.5 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which was consideration paid through a combination of new 10-year subordinated bank notes and cash. The exchange offer expired on February 20, 2013. Pursuant to the exchange offer, COBNA exchanged approximately 80% of its outstanding 8.80% subordinated notes due 2019 for new 3.375% subordinated notes due 2023.

Credit Card Securitization

On February 1, 2013, we executed our first credit card securitization transaction since 2009 by issuing $750 million of 3-year, AAA-rated fixed-rate notes from our credit card securitization trust.

Sale of Best Buy Card Portfolio

On February 19, 2013, we announced an agreement to sell the portfolio of Best Buy Stores, L.P. (“Best Buy”) private label and co-branded credit card accounts that we acquired in the 2012 U.S. card acquisition to Citibank, N.A. (“Citi”). At the time of the announcement, the portfolio had loan balances of approximately $7 billion. In addition, we and Best Buy have agreed to end our contractual credit card relationship early. The sale of the loans to Citi, which is subject to customary closing conditions, and early termination of the Best Buy partnership are expected to be finalized in the third quarter of 2013. In the first quarter of 2013, the assets subject to the sale agreement were transferred to the held for sale category. Upon closing, we expect that the proceeds from the sale will approximate the book value of the accounts, resulting in no significant gain or loss on the transaction. For additional information, see “Note 24—Subsequent Events.”

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Annual Report on Form 10-K. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Item 1. Business” and “Item 7. MD&A” of this Report. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions, except for the forward-looking statements specifically discussing the ING Direct and 2012 U.S. card acquisitions, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this Report and “Item 1A. Risk Factors” in this Report for factors that could materially influence our results.

Total Company Expectations

Our strategies and actions are designed to deliver and sustain strong returns and capital generation through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships create and sustain significant long-term value through low credit costs, long and loyal customer relationships and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and new partnerships in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in scalable infrastructure and operating platforms that are appropriate for a bank of our size and business mix so that we can meet the rising regulatory and compliance expectations facing all banks and deliver a “brand-defining” customer experience that builds and sustains a valuable, long-term customer franchise. The ING Direct and 2012 U.S. card acquisitions strengthened and expanded our customer base, and, over time, we expect to expand and deepen our customer relationships with new products and services.

We expect average interest-earning assets will decline in 2013. We expect average loan balances for full-year 2013 to decline from average loan balances in the fourth quarter of 2012, as significant run-off of mortgage and card loans we acquired, coupled with the sale of the Best Buy loan portfolio, is partially offset by growth in our businesses. We expect run-off and sales of approximately $18 billion in ending loan balances in 2013, primarily comprised of approximately $9 billion in run-off of mortgage loans acquired from ING Direct and Chevy Chase Bank, approximately $7 billion from the sale of the Best Buy loan portfolio and approximately $2 billion in run-off of other credit card loans purchased in the 2012 U.S. card acquisition. We expect this decline to be partially offset by growth in certain of our businesses, including parts of Domestic Card, Auto and Commercial Banking. However, we expect continued weak consumer demand across our Credit Card and Auto lending businesses, as well as intensifying competition in several businesses, particularly Auto and Commercial and Industrial lending.

We expect net interest margin to be modestly higher in 2013 versus 2012 levels, with steady yield on average earning assets and an expected reduction in interest expense.

We expect overall non-interest expense in 2013 to total approximately $12.5 billion, or just over $3.1 billion on average per quarter. We expect total annual non-interest expense, excluding marketing, to be approximately $11 billion dollars in 2013 and marketing expense for 2013 to be approximately $1.5 billion. We believe our actions have created a well-positioned balance sheet with strong capital and liquidity levels, and a strong capital generation trajectory. We expect to exceed an assumed Basel III Tier 1 common ratio internal target of 8 percent in early 2013. Our estimated Basel III capital trajectory includes the estimated impact of implementing the Basel II Advanced Approaches to calculate regulatory capital, which we expect will apply to us in 2016 or later. The assumed 8% Basel III Tier 1 common ratio target assumes a buffer of 50 basis points for a systemically important financial institution (“SIFI”) under applicable rules and regulations and a further buffer of 50 basis points to cover potential volatility in both the numerator and denominator of the Tier 1 common ratio. Our actual operating levels for capital will vary over time depending on our outlook on near-to-medium term growth, our view of where we are in the economic cycle and our resilience under ongoing stress-testing processes. The assumed Basel III Tier 1 common level is estimated based on our current interpretation, expectations and understanding of the Basel III capital rules and other capital regulations proposed by U.S. regulators and the application of such rules to our businesses as currently conducted. Basel III calculations are necessarily subject to change based on, among other things, the scope and terms of the final rules and regulations, model calibration and other implementation guidance, changes in our businesses and certain actions of management, including those affecting the composition of our balance sheet. We believe this ratio provides useful information to investors and others by measuring our progress against expected future regulatory capital standards.

Business Segment Expectations

Credit Card Business

As noted above, in Domestic Card, the closing of the 2012 U.S. card acquisition has impacted and will continue to affect quarterly trends in loan growth, revenue margin and credit metrics. We anticipate that the run-off of parts of the portfolio acquired in the 2012 U.S. card acquisition as well as anticipated run-off of in our installment loan portfolio will more than offset the underlying growth trajectory in other parts of our Domestic Card business resulting in a modest decline in full-year average loan balances in 2013 from average loan balances in the fourth quarter of 2012. In addition, the sale of the Best Buy loan portfolio will result in an incremental reduction in loans held for investment of approximately $7 billion. We expect charge-off levels to remain relatively stable with normal seasonal patterns in 2013.

As we have disclosed in the past, we are taking actions that we believe will enhance our franchise, such as aligning customer practices related to the 2012 U.S. card acquisition with our own, and ending the sale of products like payment protection, which will have a modest negative impact on revenue margin. We also expect that the run-off of higher-margin, higher-loss receivables purchased in the 2012 U.S. card acquisition will change the mix of loans in our Domestic Card business, driving a further modest reduction of revenue margin in 2013. We expect the sale of the Best Buy portfolio, which resulted in our transferring these loans to held for sale from held for investment in the first quarter of 2013, and the related held-for-sale loan accounting will increase our revenue margins until the sale of the loans. Other factors which we are unable to accurately predict will also affect revenue margin. These factors, which include market and pricing dynamics, credit trends, and competitive intensity, could have positive or negative impacts on the Domestic Card revenue margin.

Consumer Banking Business

In our Consumer Banking business, we expect the ING Direct acquisition to continue to have a significant impact on Consumer Banking loan volumes as we anticipate that run-off in the acquired Home Loans portfolio will more than offset growth in auto loans.

Commercial Banking Business

Our Commercial Banking business continues to grow loans, deposits, and revenues as we attract new customers and deepen relationships with existing customers. Although we anticipate some quarterly fluctuations in nonperforming loan and charge-off rates, we expect our Commercial Banking business to continue strong and relatively steady performance trends throughout 2013.

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

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Loan loss reserves
•	Asset impairment
•	Fair value
•	Representation and warranty reserve
•	Customer rewards reserve
•	Income taxes

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed judgments and assumptions with the Audit and Risk Committee of the Board of Directors.

Loan Loss Reserves

We maintain an allowance for loan and lease losses that represents management’s estimate of incurred loan and lease losses inherent in our held-for-investment credit card, consumer banking and commercial banking loan portfolios as of each balance sheet date. We maintain a separate reserve for the uncollectible portion of billed finance charges and fees on credit card loans.

Allowance for Loan and Lease Losses

We have an established process, using analytical tools, benchmarks and management judgment, to determine our allowance for loan and lease losses. We calculate the allowance for loan and lease losses by estimating incurred losses for segments of our loan portfolio with similar risk characteristics and record a provision for credit losses. We build our allowance for loan and lease losses and unfunded lending commitment reserves through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable loan and lease losses incurred that are inherent in our loan portfolio as of each balance sheet date. We recorded a provision for credit losses of $4.4 billion, $2.4 billion and $3.9 billion in 2012, 2011, and 2010, respectively. The allowance totaled $5.2 billion as of December 31, 2012, compared with $4.3 billion as of December 31, 2011.

We review and assess our allowance methodologies and adequacy of the allowance for loan and lease losses on a quarterly basis. Our assessment involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy filings, the value of collateral underlying secured loans, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about unemployment rates, home prices, and the valuation of commercial properties, consumer real estate, and autos.

Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for loan and lease losses, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual credit loss experience may not be in line with our expectations. For example, excluding the initial allowance build of $1.2 billion established for certain loans related to the 2012 U.S. card acquisition, we recorded an allowance release of $294 million in 2012, attributable to a significant improvement in underlying credit performance trends in our Commercial Banking business. Similarly, as a result of improving credit performance trends during 2011, charge-offs began to decrease across all of our business segments, and we recorded a significant allowance release of $1.4 billion in 2011.

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

Finance Charge and Fee Reserve

We recognize finance charges and fees on credit card loans as revenue when the amounts are billed to the customer and include these amounts in the loan balance, net of the estimated uncollectible amount of billed finance charges and fees. We continue to accrue finance charges and fees on credit card loans until the account is charged-off; however, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue. Total net revenue was reduced by $937 million, $371 million and $950 million in 2012, 2011, 2010, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $307 million as of December 31, 2012, compared with $74 million as of December 31, 2011.

We review and assess the adequacy of the uncollectible finance charge and fee reserve on a quarterly basis. Our methodology for estimating the uncollectible portion of billed finance charges and fees is primarily based on the use of a roll-rate methodology and consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Accordingly, the estimation process is subject to similar risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. We refine our estimation process and key assumptions used in determining our loss reserves as additional information becomes available. Changes in key assumptions may have a material impact on the amount of billed finance charges and fees we estimate as uncollectible in each period. For example, in the third quarter of 2011, we revised the manner in which we estimate expected recoveries of finance charge and fee amounts previously considered to be uncollectible. Our revised recovery assumptions better reflected the post-recession pattern of relatively low delinquency roll-rates combined with increased recoveries of finance charges and fees previously considered uncollectible. This change in assumptions resulted in a reduction in our uncollectible finance charge and fee reserves of approximately $83 million and a corresponding increase in revenues. We also applied these revised assumptions to the estimated recovery of principal charge-offs in determining our allowance for loan and lease losses.

Asset Impairment

In addition to our loan portfolio, we review other assets for impairment on a regular basis in accordance with applicable impairment accounting guidance. This process requires significant management judgment and involves various estimates and assumptions. Our investment securities and goodwill and intangible assets represent a significant portion of our other assets. Accordingly, below we describe our process for assessing impairment of these assets and the key estimates and assumptions involved in this process.

Investment Securities

We regularly review investment securities for other-than-temporary impairment using both quantitative and qualitative criteria. If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists. Our evaluation requires significant management judgment and a consideration of many factors, including, but not limited to, the extent and duration of the impairment; the health of and specific prospects for the issuer, including whether the issuer has failed to make scheduled interest or principal payments; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings; the value of underlying collateral and current market conditions. Quantitative criteria include assessing whether there has been an adverse change in expected future cash flows. See “Note 4—Investment Securities” for additional information.

Goodwill and Other Intangible Assets

As a result of our acquisitions, including Hibernia Corporation in 2005, North Fork Bancorporation in 2006, Chevy Chase Bank in 2009, and the 2012 U.S. card acquisition we have goodwill and other intangible assets. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill totaled $13.9 billion and $13.6 billion as of December 31, 2012 and 2011, respectively. Other intangible assets, which we report on our consolidated balance sheets as a component of other assets, consist primarily of PCCR and core deposit intangibles. The net carrying value of other intangible assets increased to $2.6 billion as of December 31, 2012, from $610 million as of December 31, 2011. The increase was primarily due to the PCCR intangible of $2.2 billion recorded in connection with the 2012 U.S. card acquisition on May 1, 2012. Goodwill and other intangible assets together represented 5% and 7% of our total assets as of December 31, 2012 and 2011, respectively.

Goodwill

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

We do not maintain separate balance sheets at the reporting unit level; therefore, we determine the carrying values of our reporting units based on an economic capital approach, in which we calculate each reporting unit’s capital requirements based on the individual reporting units’ capital allocation rates applied to their outstanding loans and deposits plus specifically assigned goodwill and intangible assets. The capital allocation rates are approved by our Chief Executive Officer and executive team on an annual basis and are based on our current regulatory requirements and reporting unit specific risks and capital structures. The economic capital approach appropriately reflects the carrying value of each our reporting units based on the capital allocated to and managed at each of those reporting units. We compare the total reporting unit carrying values to our total consolidated stockholders’ equity, as discussed further in “Note 8—Goodwill and Other Intangible Assets,” to assess the appropriateness of our methodology. If the second step of goodwill impairment testing is required for a reporting unit, we undertake an extensive effort to build the specific reporting unit’s balance sheet for the test based on applicable accounting guidance.

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit. There are widely accepted valuation methodologies, such as the market approach (earnings multiples and/or transaction multiples) and/or income approach (discounted cash flow methods), that are used to estimate the fair value of reporting units. In applying these methodologies, we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data. We also may engage an independent valuation specialist to assist in our valuation process.

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

In conducting our goodwill impairment test for 2012, we determined the fair value of our reporting units using a discounted cash flow analysis, a form of the income approach. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, loan and lease losses, and capital rates. We relied on each reporting unit’s internal cash flow forecast and calculated a terminal value using a growth rate that reflected the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. We adjusted cash flows as necessary to maintain each reporting unit’s equity capital requirements. The cash flows were discounted to present value using reporting unit specific discount rates that were largely based on our external cost of equity, adjusted for risks inherent in each reporting unit. We corroborated the key inputs used in our discounted cash flow analysis with market data, where available, to validate that our assumptions were within a reasonable range of observable market data.

Based on the results of step one of our 2012 goodwill impairment test, we determined that the fair value of each of our reporting units, including goodwill, significantly exceeded the carrying value for each reporting unit. Fair value as a percentage of carrying value for our five reporting units ranged from 117% to 188%, with the International reporting unit being at the low end of this range. As such, none of our reporting units was at risk of failing step one of the impairment test. Accordingly, the goodwill for each of our reporting units was considered not impaired. Therefore, the second step of impairment testing was not required.

As part of the annual goodwill impairment test, we assessed our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry. We will continue to regularly monitor our market capitalization in 2013, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future. We did not recognize goodwill impairment in either 2011 or 2010.

Other Intangible Assets

Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. We did not recognize impairment on other intangible assets in 2012, 2011 or 2010.

We provide additional information on the nature of and accounting for goodwill and other intangible assets, including the process and methodology used to conduct goodwill impairment testing, in “Note 8—Goodwill and Other Intangible Assets.”

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities

Level 3: Unobservable inputs

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 21% of our total reported assets of $312.9 billion as of December 31, 2012, compared with 20% of our total reported assets of $206.0 billion as of December 31, 2011. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 5% and 2% of these financial instruments (less than 1% of total assets) as of December 31, 2012 and 2011, respectively.

We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 19—Fair Value of Financial Instruments.”

Key Controls Over Fair Value Measurement

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Valuations Group, Model Validation Group and Fair Value Committee (“FVC”), participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer. Membership of the VAC includes the Chief Risk Officer.

Our Valuations Group performs periodic independent verification of fair value measurements by using independent analytics and other available market data to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the Valuations Group include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The validation group periodically evaluates alternative methodologies and recommends improvements to valuation techniques. We perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation. Additionally, when necessary, we challenge prices from third party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for a transparency of the assumptions used by the third party.

The FVC, which includes representation from business areas, our Risk Management division and our Finance division, is a forum for discussing fair valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environment and material risks or concerns related to fair valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the valuations control group. It provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit and Risk Committee or other delegated committee of the Board of Directors.

We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing.

Representation and Warranty Reserve

In connection with their sales of mortgage loans, certain subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor for loan and lease losses incurred on the loan in the event of a material breach of contractual representations or warranties.

We have established representation and warranty reserves for losses that we consider to be both probable and reasonably estimable associated with the mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. In establishing the representation and warranty reserves, we consider a variety of factors, depending on the category of purchaser and rely on historical data. These factors include, but are not limited to, the historical relationship between loan losses and repurchase outcomes; the percentage of current and future loan defaults that we anticipate will result in repurchase requests over the lifetime of the loans; the percentage of those repurchase requests that we anticipate will result in actual repurchases; and estimated collateral valuations. We evaluate these factors and update our loss forecast models on a quarterly basis to estimate our lifetime liability.

Our aggregate representation and warranty mortgage repurchase reserves, which we report as a component of other liabilities in our consolidated balance sheets, totaled $899 million as of December 31, 2012, compared with $943 million as of December 31, 2011. The adequacy of the reserves and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are reasonably possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. As of December 31, 2012, our best estimate of reasonably possible future losses from representation and warranty claims beyond what is in our reserve was approximately $2.7 billion, an increase from our previous estimates of $1.7 billion as of September 30, 2012, and $1.5 billion as of December 31, 2011. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. See “Note 21—Commitments, Contingencies and Guarantees” for additional information.

Customer Rewards Reserve

We offer products, primarily credit cards, which offer reward program members with various rewards, such as cash, airline tickets or merchandise. The majority of our rewards do not expire and there is no limit on the number of reward points an eligible card member may earn. Customer rewards costs, which we generally record as an offset to interchange income, are driven by various factors, such as card member charge volume, customer participation in the rewards program and contractual arrangements with redemption partners. We establish a customer rewards reserve that reflects management’s judgment regarding rewards earned that are expected to be redeemed and the estimated redemption cost.

We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use a weighted-average cost per reward redeemed during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including mix of rewards redeemed, to estimate future redemption costs.

We continually evaluate our reserve methodology and assumptions based on developments in redemption patterns, cost per point redeemed, contract changes and other factors. Changes in the ultimate redemption rate and weighted-average cost per point have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by card members as of the end of the reporting period. We recognized customer rewards expense of $1.3 billion, $1.0 billion and $760 million in 2012, 2011 and 2010, respectively. Our customer rewards liability, which is included in other liabilities in our consolidated balance sheets, totaled $2.1 billion and $1.7 billion as of December 31, 2012 and 2011, respectively.

Income Taxes

Our annual provision for income tax expense is based on our income, statutory tax rates and other provisions of tax law applicable to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment, including evaluating uncertainties, is required in determining our tax positions and calculating our tax expense. We review our tax positions quarterly and adjust the balances as new information becomes available.

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

Deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not.” We evaluate the recoverability of these future tax deductions by assessing the adequacy of expected taxable income from all sources, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight.

We had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $2.9 billion as of December 31, 2012, compared with $2.3 billion at December 31, 2011. We had a valuation allowance of $123 million and $89 million as of December 31, 2012 and 2011, respectively. We expect to fully realize in future periods the net deferred tax asset of $2.9 billion recorded as of December 31, 2012. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

We provide additional information on income taxes in “Consolidated Results of Operations” and in “Note 18—Income Taxes.”

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in 2012, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these changes in accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable sections(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our reported consolidated results of operations between 2012 and 2011 and between 2011 and 2010. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for 2012, 2011 and 2010.

Table 2: Average Balances, Net Interest Income and Net Interest Yield(1)

	Year Ended December 31,
	2012			2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:(3)
Domestic	$71,754	$10,153	14.15%	$53,465	$7,562	14.14%	$55,133	$7,951	14.42%
International	8,255	1,292	15.66	8,645	1,359	15.72	7,499	1,212	16.16

Credit card	80,009	11,445	14.31	62,110	8,921	14.36	62,632	9,163	14.63
Consumer banking(4)	71,836	4,509	6.28	34,838	3,343	9.60	35,925	3,245	9.11
Commercial banking	35,913	1,528	4.25	31,274	1,482	4.74	29,764	1,503	5.05
Other	157	55	35.03	202	28	13.86	205	23	11.22

Total loans held for investment	187,915	17,537	9.33	128,424	13,774	10.73	128,526	13,934	10.84

Investment securities	57,424	1,329	2.31	39,513	1,137	2.88	39,489	1,342	3.40
Other interest-earning assets	9,740	98	1.01	7,328	76	1.04	7,668	77	1.00

Total interest-earning assets	$255,079	$18,964	7.43%	$175,265	$14,987	8.55%	$175,683	$15,353	8.74%

Cash and due from banks	4,573			1,926			2,132
Allowance for loan and lease losses	(4,640)			(4,865)			(7,257)
Premises and equipment, net	3,342			2,731			2,718
Other assets	28,248			24,661			26,838

Total assets	$286,602			$199,718			$200,114

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$183,314	$1,403	0.77%	$109,644	$1,187	1.08%	$104,743	$1,465	1.40%
Securitized debt obligations	14,138	271	1.92	20,715	422	2.04	34,185	809	2.37
Senior and subordinated notes	11,012	345	3.13	9,244	300	3.25	8,571	276	3.22
Other borrowings	12,875	356	2.77	8,063	337	4.18	6,864	346	5.04

Total interest-bearing liabilities	$221,339	$2,375	1.07%	$147,666	$2,246	1.52%	$154,363	$2,896	1.88%

Non-interest bearing deposits	19,741			17,050			14,267
Other liabilities	8,196			6,423			6,543

Total liabilities	249,275			171,139			175,173
Stockholders’ equity	37,327			28,579			24,941

Total liabilities and stockholders’ equity	$286,602			$199,718			$200,114

Net interest income/spread		$16,589	6.36%		$12,741	7.03%		$12,457	6.86%

Impact of non-interest bearing funding			0.14			0.24			0.23

Net interest margin			6.50%			7.27%			7.09%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)

Past due fees included in interest income totaled approximately $1.7 billion, $1.1 billion and $1.1 billion in 2012, 2011 and 2010, respectively. Premium amortization related to the ING Direct and 2012 U.S. card acquisitions reduced net interest income by $391 million in 2012.

(3)	Credit card loans consist of domestic and international credit card loans and installment loans.
(4)	Consumer banking loans consist of auto, home and retail banking loans.

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 3: Rate/Volume Analysis of Net Interest Income(1)

	2012 vs. 2011			2011 vs. 2010
	Total Variance	Variance Due to		Total Variance	Variance Due to
(Dollars in millions)		Volume	Rate		Volume	Rate
Interest income:
Loans held for investment:
Credit card	$2,524	$2,561	$(37)	$(242)	$(76)	$(166)
Consumer banking	1,166	2,624	(1,458)	98	(100)	198
Commercial banking	46	207	(161)	(21)	74	(95)
Other	27	(7)	34	5	—	5

Total loans held for investment	3,763	5,385	(1,622)	(160)	(102)	(58)

Investment securities	192	445	(253)	(205)	1	(206)
Other	22	24	(2)	(1)	(3)	2

Total interest income	3,977	5,854	(1,877)	(366)	(105)	(261)

Interest expense:
Deposits	216	635	(419)	(278)	66	(344)
Securitized debt obligations	(151)	(127)	(24)	(387)	(286)	(101)
Senior and subordinated notes	45	56	(11)	24	22	2
Other borrowings	19	158	(139)	(9)	55	(64)

Total interest expense	129	722	(593)	(650)	(143)	(507)

Net interest income	$3,848	$5,132	$(1,284)	$284	$38	$246

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Net interest income of $16.6 billion for 2012 increased by $3.8 billion, or 30%, from 2011, driven by a 46% increase in average interest-earning assets, which was partially offset by an 11% (77 basis points) decline in our net interest margin to 6.50%.

•

Average Interest-Earning Assets: The significant increase in average interest-earning assets reflects the addition of the ING Direct loan portfolio of $40.4 billion in the first quarter of 2012 and the addition of the $27.8 billion in outstanding receivables acquired in the 2012 U.S. card acquisition and designated as held for investment in the second quarter of 2012. Growth in average-interest earning assets also was driven by strong commercial loan growth and continued growth in auto loans, which was partially offset by the continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, as well as the expected run-off of higher-margin, higher-loss receivables acquired in the 2012 U.S. card acquisition. The run-off of home loans has accelerated slightly as a result of the low mortgage interest rate environment.

•

Net Interest Margin: The decrease in our net interest margin was attributable to a decline in the average yield on our interest-earning assets, largely due to the shift in the mix of our interest-earning assets to a larger proportion of lower yielding assets resulting from the acquired ING Direct home loan and investment security portfolios and temporarily higher cash balances from the recent equity and debt offerings. The ING Direct interest-earning assets generally have lower yields than our legacy loan and investment security portfolios. In addition, the establishment of a finance charge and fee reserve of $174 million in the second quarter of 2012 for the receivables acquired in the 2012 U.S. card acquisition and premium amortization related to the ING

Direct and 2012 U.S. card acquisitions of $391 million in 2012 contributed to the reduction in the average yield on interest-earning assets. The decrease in the average yield on interest-earnings assets was partially offset by a reduction in our cost of funds. We have continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

Net interest income of $12.7 billion for 2011 increased by $284 million, or 2%, from 2010, driven by a 3% (18 basis points) expansion in our net interest margin to 7.27%, which was partially offset by a modest decrease in average interest-earning assets.

•

Average Interest-Earning Assets: The decrease in average interest-earning assets in 2011 reflected the continued run-off of businesses that we exited or repositioned, including our installment, home loan and small-ticket commercial real estate loan portfolios, which was slightly offset by the impact of modest revolving credit card loan growth, the addition of the existing HBC credit card loan portfolio of $1.4 billion in the first quarter of 2011 and the addition of the existing Kohl’s private-label credit card loan portfolio of $3.7 billion in the second quarter of 2011.

•

Net Interest Margin: The increase in our net interest margin in 2011 reflected the favorable impact of a reduction in cost of funds, which was partially offset by the unfavorable impact of a decrease in the average yield on interest-earning assets. The improvement in our cost of funds was attributable the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the overall low interest rate environment. The decrease in the average yield on interest-earning assets was largely due to the addition of the Kohl’s portfolio. Under our partnership agreement with Kohl’s, we share a fixed percentage of revenues, consisting of finance charges and late fees. We report revenues related to Kohl’s credit card loans on a net basis in our consolidated financial statements, which has the effect of reducing the yield on our average interest-earning assets. The reduction in the average yield due to the addition of the Kohl’s portfolio was partially offset by the run-off of lower margin installment loans, a reduced level of new accounts with low introductory promotional rates and an increase in the recognition of billed finance charges and fees due to improved credit performance as well as a change we made in the third quarter of 2011 in our estimation of the uncollectible finance charge and fee reserve.

Non-Interest Income

Non-interest income primarily consists of service charges and other customer-related fees, interchange income (net of rewards expense), other non-interest income and, in 2012, the bargain purchase gain attributable to the ING Direct acquisition. The “other” component of non-interest income includes the provision for mortgage representation and warranty losses related to continuing operations. Other also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships and hedge ineffectiveness, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

Table 4 displays the components of non-interest income for 2012, 2011 and 2010.

Table 4: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Service charges and other customer-related fees	$2,106	$1,979	$2,073
Interchange fees, net	1,647	1,318	1,340
Bargain purchase gain(1)	594	—	—
Net other-than-temporary impairment (“OTTI”)	(52)	(21)	(65)
Other non-interest income:
Provision for mortgage representation and warranty losses(2)	(42)	(43)	(204)
Net gains from the sale of investment securities	45	259	141
Net fair value gains (losses) on free-standing derivatives(3) (4)	(36)	(197)	51
Other(5)	545	243	378

Other non-interest income	512	262	366

Total non-interest income	$4,807	$3,538	$3,714

(1)	Represents the amount by which the fair value of the net assets acquired in the ING Direct acquisition, as of the acquisition date of February 17, 2012, exceeded the consideration transferred.
(2)

We recorded a total provision for mortgage representation and warranty losses of $349 million, $212 million and $636 million in 2012, 2011 and 2010, respectively. The remaining portion of the provision for mortgage representation and warranty losses is included, net of tax, in discontinued operations.

(3)

Includes mark-to-market derivative losses of $78 million and $277 million in 2012 and 2011, respectively, related to interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the expected ING Direct acquisition.

(4)

Excludes net cumulative credit risk valuation adjustments of $9 million, $23 million and $20 million as of December 31, 2012, 2011, and 2010, respectively, related to derivatives in a gain position. See “Note 11—Derivative Instruments and Hedging Activities” for additional information.

(5)

Other includes derivative hedge ineffectiveness losses of $36 million in 2012 and gains of $15 million and $50 million in 2011 and 2010, respectively. Other also includes income of $162 million in 2012 related to the sale of Visa stock shares.

Non-interest income of $4.8 billion in 2012 increased by $1.3 billion, or 36%, from non-interest income of $3.5 billion in 2011. This increase reflected the combined impact of: (i) the bargain purchase gain of $594 million recorded at acquisition of ING Direct; (ii) increased net interchange and other fees resulting from continued growth and market share from new account originations, due in part to the ING Direct and the 2012 U.S. card acquisitions; (iii) income of $162 million from the sale of Visa stock shares in the first quarter of 2012; and (iv) mark-to-market gains of $85 million recognized on retained interests in mortgage-related securities. The favorable impact of these items was partially offset by expected customer refunds of approximately $115 million related to cross-sell activities in our Domestic Card business, approximately $214 million lower net gains from the sale of AFS securities recorded in 2012 versus 2011, and a mark-to-market derivative loss of $78 million recognized in the first quarter of 2012 related to the settlement of interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition.

Non-interest income of $3.5 billion in 2011 decreased by $176 million, or 5%, from non-interest income of $3.7 billion in 2010. This decrease was attributable to: (i) the absence of a one-time pre-tax gain of $128 million recorded in the first quarter of 2010 and net gains on the sale of securities in 2010; and (ii) the impact of contra-revenue amounts recorded in the second and fourth quarters of 2011, including a provision of $102 million for anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to payment protection insurance (“PPI”) in our U.K. business. The decrease was partially offset by increased customer fees related to treasury management and public financing activities, and the decrease in the provision for mortgage loan repurchases.

We recorded net OTTI losses of $52 million, $21 million and $65 million in 2012, 2011, and 2010, respectively. These OTTI losses resulted from the deterioration in the credit quality of certain non-agency mortgage-backed securities due to the prolonged weakness in the housing market and fragile economic recovery. We provide additional information on other-than-temporary impairment recognized on our available-for-sale securities in “Note 4—Investment Securities.”

Provision for Credit Losses

We build our allowance for loan and lease losses and unfunded lending commitment reserves through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable loan and lease losses incurred that are inherent in our loan portfolio as of each balance sheet date. We recorded a provision for credit losses of $4.4 billion in 2012, compared with $2.4 billion in 2011 and $3.9 billion in 2010. The provision for credit losses as a percentage of net interest income was 26.6%, 18.5% and 31.4% in 2012, 2011 and 2010, respectively.

The increase in the provision for credit losses of $2.0 billion in 2012 from 2011 was primarily related to the addition of the $26.2 billion in outstanding receivables acquired in the 2012 U.S. card acquisition designated as held for investment that had existing revolving privileges at acquisition. These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. Fair value was determined by discounting all expected cash flows (contractual principal, interest, finance charges and fees of $33.3 billion less those amounts not expected to be collected of $3.0 billion) at a market discount rate.

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to revolving loans, it is necessary to record an allowance through provision for credit losses to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In the second quarter of 2012, we recorded a provision for credit losses of $1.2 billion to establish an initial allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card loan portfolio. The provision for credit losses, excluding the initial allowance build of $1.2 billion related to the 2012 U.S. card acquisition, was $3.2 billion in 2012. The increase in the provision for credit losses, excluding the impact of the initial allowance build related to the 2012 U.S. card acquisition, was largely attributable to the growth in auto and commercial loan originations, coupled with the absence of the allowance release for our Credit Card business recorded in 2011.

The decrease in the provision for credit losses of $1.5 billion in 2011 from 2010 was largely driven by a substantial decline in net charge-offs across all of our business segments, reflecting a continued improvement in the credit performance of our loan portfolio.

On October 29, 2012, Hurricane Sandy made landfall on the New Jersey coast, resulting in severe disaster in coastal counties in Connecticut, New Jersey and New York and varying degrees of damage and disruption in other Northeast and Mid-Atlantic states. Because we have significant consumer and commercial loan exposure in Connecticut, New Jersey and New York, the storm and its aftermath resulted in an elevated risk of loss for us within this region. Based on our assessment of the impact of Hurricane Sandy on our loan portfolio, we recorded an allowance of $39 million as of December 31, 2012, which is included in our total allowance for loan and lease losses of $5.2 billion as of December 31, 2012.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses under the “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses” and “Note 6—Allowance for Loan and Lease Losses.” For information on our allowance methodology, see “Note 1—Summary of Significant Accounting Policies.”

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing technology expenses, and other miscellaneous expenses. Non-interest expense also includes marketing costs, merger-related expense and amortization of intangibles. Table 5 displays the components of non-interest expense for 2012, 2011 and 2010.

Table 5: Non-Interest Expense

(Dollars in millions)	Year Ended December 31,
	2012	2011	2010
Salaries and associate benefits	$3,876	$3,023	$2,594
Occupancy and equipment	1,327	1,025	1,001
Marketing	1,364	1,337	958
Professional services	1,270	1,198	919
Communications and data processing	778	681	693
Amortization of intangibles	609	222	220
Merger-related expense	336	45	81
Other non-interest expense:
Collections	544	563	626
Fraud losses	190	122	80
Bankcard, regulatory and other fee assessments	525	394	352
Other	1,127	722	410

Total other non-interest expense	2,386	1,801	1,468

Total non-interest expense	$11,946	$9,332	$7,934

Non-interest expense of $11.9 billion for 2012 increased $2.6 billion, or 28%, from 2011. The increase was primarily due to higher operating expenses and merger-related costs related to our recent acquisitions, increased salaries and associate benefits attributable to increased headcount, higher infrastructure costs attributable to acquired businesses and our continued investment in our auto loan business and increased amortization of intangibles resulting from the ING Direct and 2012 U.S. card acquisitions. We recorded PCCR intangible amortization expense related to the 2012 U.S. card acquisition of $334 million in 2012. We recorded other asset and intangible amortization expense related to the ING Direct and 2012 U.S. card acquisitions of $147 million in 2012.

Non-interest expense of $9.3 billion for 2011 increased $1.4 billion, or 18%, from 2010. The increase was attributable to increased marketing expenditures as we expanded our marketing efforts to attract and support targeted customers and new business volume through a variety of channels, higher legal expenses and increased operating expenses. The increase in operating expenses was largely due to the integration of the acquisitions of the Sony, HBC and Kohl’s loan portfolios and continued investment in our infrastructure.

Income Taxes

We recorded an income tax provision based on income from continuing operations of $1.3 billion (25.8% effective income tax rate) in 2012, compared with an income tax provision of $1.3 billion (29.1% effective income tax rate) in 2011 and income tax provision of $1.3 billion (29.6% effective tax rate) in 2010. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.

The decrease in our effective income tax rate in 2012 from 2011 reflected an increase in the amount of one-time tax benefits recorded in 2012 compared with the prior year. In 2012, we recorded discrete tax benefits of $252 million, primarily related to the non-taxable ING Direct bargain purchase gain of $594 million, a one-time deferred tax benefit for changes in our state tax position resulting from the assets and operations of the 2012 U.S. card acquisition and consolidation of ING Bank, fsb with our existing banking operations, and the resolution of certain tax issues and audits. In comparison, in 2011 we recorded discrete tax benefits of $121 million, primarily related to the release of valuation allowances against certain state deferred tax assets and net operating loss carry-forwards, as well as the resolution of certain tax issues and audits.

Similarly, the decrease in our effective income tax rate in 2011 from 2010 reflected an increase in the amount of one-time tax benefits recorded in 2011 compared with the prior year. In 2011, we recorded discrete tax benefits of $121 million, primarily related to the release of valuation allowances against certain state deferred tax assets and net operating loss carry-forwards, as well as the resolution of certain tax issues and audits. In 2010, we recorded discrete tax benefits of $84 million, primarily related to adjustments for the resolution of certain tax issues and audits.

Our effective income tax rate excluding the benefit from these discrete tax items was 30.9%, 31.7% and 31.5% for 2012, 2011 and 2010, respectively. The decrease in our effective income tax rate excluding the impact of discrete items in 2012 from 2011 was primarily due to an increase in affordable housing and other business tax credits.

We provide additional information on items affecting our income taxes and effective tax rate in “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007.

We recorded a loss from discontinued operations, net of tax, of $217 million, $106 million and $307 million in 2012, 2011 and 2010, respectively. The variance in the loss from discontinued operations between 2012 and 2011 and between 2011 and 2010 is attributable to the provision for mortgage representation and warranty losses. We recorded a total pre-tax provision for mortgage representation and warranty losses of $349 million, $212 million and $636 million in 2012, 2011 and 2010, respectively. The portion of these amounts included in loss from discontinued operations totaled $307 million ($194 million net of tax) in 2012, $169 million ($120 million net of tax) in 2011 and $432 million ($304 million net of tax) in 2010.

We provide additional information on the provision for mortgage representation and warranty losses and the related reserve for potential representation and warranty claims in “Critical Accounting Polices and Estimates” and “Note 21—Commitments, Contingencies and Guarantees.”

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

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. In the first quarter of 2012, we re-aligned the loan categories reported by our Commercial Banking business and the loan customer and product types included within each category. As a result of this re-alignment, we now report three product categories: commercial and multifamily real estate, commercial and industrial loans and small-ticket commercial real estate, which is a run-off portfolio. We previously reported four categories within our Commercial Banking business: commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate. Middle market and specialty lending related products are included in commercial and industrial loans. All affordable housing tax-related investments, some of which were previously included in the “Other” segment, are now included in the commercial and multifamily real estate category of our Commercial Banking business. Prior period amounts have been recast to conform to the current period presentation.

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

Below we summarize our business segment results for 2012, 2011 and 2010 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of December 31, 2012, compared with December 31, 2011. We provide additional information on the allocation methodologies used to derive our business segment results and a reconciliation of our total business segment results to our reported consolidated results in “Note 20—Business Segments.” We provide information on the outlook for each of our business segments above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated income from continuing operations of $1.5 billion in 2012 and $2.3 billion in both 2011 and 2010. The primary sources of revenue for our Credit Card business are interest income and non-interest income from customers and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenses.

Significant acquisitions affecting the results of our Credit Card business include: (i) the 2012 U.S. card acquisition, which added approximately $27.8 billion in outstanding credit card receivables designated as held for investment to our Domestic Card business at closing; (ii) the acquisition of the existing Kohl’s credit card loan portfolio, which added approximately $3.7 billion of loans to our Domestic Card business at acquisition; and (iii) the acquisition of the existing HBC loan portfolio, which added approximately $1.4 billion of loans to our International Card business at acquisition. These acquisitions include partnership agreements with third parties to offer private-label-credit cards, a substantial majority of which are not for general use and are limited to the products and services sold by the private-label partner. We provide information on the accounting for acquisitions and partnership agreements in “Note 1—Summary of Significant Accounting Policies.”

Table 6 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card operations, and displays selected key metrics for the periods indicated.

Table 6: Credit Card Business Results

(Dollars in millions)	Year Ended December 31,				Change
					2012 vs. 2011		2011 vs. 2010
	2012	2011	2010
Selected income statement data:
Net interest income(1)	$10,182	$7,822	$7,894		30%		(1)%
Non-interest income	3,078	2,609	2,720		18		(4)

Total net revenue(2)	13,260	10,431	10,614		27		(2)
Provision for credit losses	4,061	1,870	3,188		117		(41)
Non-interest expense	6,854	5,035	3,951		36		27

Income from continuing operations before income taxes	2,345	3,526	3,475		(33)		1
Income tax provision	815	1,249	1,201		(35)		4

Income from continuing operations, net of tax	$1,530	$2,277	$2,274		(33)%		*	*%

Selected performance metrics:
Average loans held for investment(3)	$80,009	$62,110	$62,632		29%		(1)%
Average yield on loans held for investment(4)	14.31%	14.36%	14.63%		(5	)bps	(27	)bps
Total net revenue margin(5)	16.57	16.79	16.95		(22)		(16)
Net charge-off rate(6)	3.68	4.92	8.79		(124)		(387)
Net charge-off rate (excluding acquired loans)(7)	3.69	4.92	8.79		(123)		(387)
PCCR intangible amortization(8)	$350	$21	$—		1,567%		—%
Purchase volume(9)	180,599	135,120	106,912		34		26

	December 31,
	2012	2011	Change
Selected period-end data:
Loans held for investment:(3)	$91,755	$65,075	41%
30+ day performing delinquency rate(10)	3.61%	3.86%	(25	)bps
30+ day delinquency rate(11)	3.69	3.86	(17)
30+ day delinquency rate (excluding acquired loans)(7)	3.62	3.86	(24)
Nonperforming loan rate(12)	0.11	—	—
Allowance for loan and lease losses	$3,979	$2,847	40%

**	Change is less than one percent or not meaningful.
(1)	Includes premium amortization related to the 2012 U.S. card acquisition of $159 million for 2012.
(2)

We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $937 million, $371 million and $950 million in 2012, 2011 and 2010, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(3)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(4)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category.
(5)	Calculated by dividing total net revenue for the period by average loans held for investment during the period for the specified loan category.
(6)

Calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate for 2012 reflects a cumulative adjustment we made in November 2012 related to the timing of charge-offs for delinquent U.K. loans for which revolving privileges have been revoked as part of a loan workout. We previously charged off such loans in the period the account became 180 days past due. Effective November 2012, we began charging off these loans in the period that the account becomes 120 days past due, consistent with our charge-off practice for installment loans.

(7)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Item 6. Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(8)

Includes amortization expense of $334 million in 2012 related to the purchased credit card relationships intangible asset of $2.2 billion recorded in connection with the closing on May 1, 2012 of the 2012 U.S. card acquisition.

(9)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(10)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(11)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(12)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming credit card loans generally include international loans that are 90 or 120 days delinquent.

Key factors affecting the results of our Credit Card business for 2012, compared with 2011 included the following:

•

Net Interest Income: Net interest income increased by $2.4 billion, or 30%, in 2012, primarily attributable to the substantial increase in average loans held for investment resulting from the 2012 U.S. card acquisition in the second quarter of 2012, which was partially offset by a modest reduction in average loan yields due to the establishment of a finance charge and fee reserve for the loans acquired in the 2012 U.S. card acquisition and net premium amortization related to these loans.

•

Non-Interest Income: Non-interest income increased by $469 million, or 18%, in 2012. The increase was primarily driven by higher net interchange fees generated from purchase volume growth and customer-related fees resulting from the addition of customer accounts associated with the 2012 U.S. card acquisition in the second quarter of 2012. This increase was partially offset by charges of approximately $115 million expected refunds to customers affected by certain cross-sell activities in our Domestic Card business and the discontinuance of revenue recognition for billings to customers affected by the cross-sell activities.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business increased to $4.1 billion in 2012, from $1.9 billion in 2011. The significant increase in the provision in 2012 was primarily driven by the provision of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for the receivables acquired in the 2012 U.S. card acquisition with revolving privileges. We recorded an additional provision for credit losses for these loans of $107 million in the second half of 2012. The provision for credit losses, excluding the allowance build related to the receivables acquired in the 2012 U.S. card acquisition, totaled $2.8 billion in 2012, reflecting a relative stabilization in credit performance improvement compared to significant credit performance improvement in 2011 that resulted in a large allowance release of $1.2 billion in 2011.

•

Non-Interest Expense: Non-interest expense increased by $1.8 billion, or 36%, in 2012. The increase was largely due to higher operating expenses resulting from the 2012 U.S. card acquisition and the amortization of intangibles and other assets associated with the 2012 U.S. card acquisition, including PCCR intangible amortization expense of $334 million in 2012. Other items contributing to the increase in non-interest expense include merger-related expenses associated with the 2012 U.S. card acquisition, expense of $75 million recognized in the first quarter of 2012 for expected customer refunds attributable to issues associated with cross-selling certain other products to credit card customers, regulatory fines of $60 million related to cross-sell activities in the Domestic Card business and expense of $98 million for net litigation reserves to cover interchange and other legal matters in the second quarter of 2012.

•

Total Loans: Period-end loans in our Credit Card business increased by $26.7 billion, or 41%, in 2012, to $91.8 billion as of December 31, 2012. The increase was primarily due to the addition of the $27.8 billion in outstanding receivables acquired in the 2012 U.S. card acquisition classified as held for investment. Excluding the addition of these receivables, period-end loans held for investment decreased by $1.1 billion, or 2%, due to the expected continued run-off of our installment loan portfolio as well as the expected run-off of higher-margin, higher-loss receivables acquired in the 2012 U.S. card acquisition.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate decreased to 3.68% in 2012, from 4.92% in 2011. Our reported charge-offs reflect the absence of charge-offs for the receivables acquired in the 2012 U.S. card acquisition accounted for based on estimated cash flows expected to be collected over the life of the loans as the credit mark established at acquisition is expected to absorb uncollectible contractual amounts. The decrease in the net-charge off rates was due in part to the addition of loans acquired in the 2012 U.S. card acquisition to the denominator in calculating our reported charge-off rates and the lag in the impact of charge-offs related to these loans, as described above under “Executive Summary and Business Outlook.” The 30+ day delinquency rate decreased to 3.69% as of December 31, 2012, from 3.86% as of December 31, 2011.

Key factors affecting the results of our Credit Card business for 2011, compared with 2010 included the following:

•

Net Interest Income: Net interest income decreased by $72 million, or 1%, in 2011, reflecting the impact of a 1% decline in average loan balances. The expected run-off of the installment loan portfolio was the primary driver of the decline in average loan balances in 2011, more than offsetting the increase from the additions of the HBC and Kohl’s portfolios.

•

Non-Interest Income: Non-interest income decreased by $111 million, or 4%, in 2011. The decrease reflects the impact of contra-revenue amounts, including a provision of $102 million for anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to payment protection insurance (“PPI”) in our U.K. business and the recognition of expenses related to the periodic adjustment of our customer rewards points liability to reflect the estimated cost of points earned to date that are ultimately expected to be redeemed. These decreases were partially offset by higher net interchange fees during 2011, attributable to increased purchase volume.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business decreased by $1.3 billion in 2011, to $1.9 billion. The decrease was primarily attributable to a continued improvement in credit performance, including reduced delinquency rates, lower bankruptcy losses and a significant decrease in charge-offs. Net charge-offs declined by $2.4 billion to $3.1 billion in 2011, from $5.5 billion in 2010, which, as indicated below, resulted in a decrease in the net charge-off rate to 4.92% in 2011, from 8.79% in 2010.

•

Non-Interest Expense: Non-interest expense increased by $1.1 billion, or 27%, in 2011. The increase was attributable to increased marketing expenditures as we expanded our marketing efforts to drive new business volume through a variety of channels, higher legal expenses and increased operating costs. In addition, we recorded expense of $40 million in relation to regulatory requirements pertaining to PPI in our U.K. business.

•

Total Loans: Period-end loans in our Credit Card business increased by $3.7 billion, or 6%, in 2011, to $65.1 billion as of December 31, 2011. The increase was primarily attributable to the acquisitions of the Kohl’s credit card portfolio of $3.7 billion and the HBC credit card portfolio of $1.4 billion, which were partially offset by the continued run-off of the installment loan portfolio.

•

Charge-off and Delinquency Statistics: Net charge-off and delinquency rates continued to improve in 2011. The net charge-off rate decreased to 4.92% in 2011, from 8.79% in 2010. The 30+ day delinquency rate decreased to 3.86% as of December 31, 2011, from 4.29% as of December 31, 2010. The improvement in the net charge-off and delinquency rates reflected the impact of improved credit quality across our credit card portfolio, tighter underwriting standards implemented over the last several years and ongoing normalization of credit performance in the portfolio.

Domestic Card Business

Table 6.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated. Domestic Card accounted for 89% of total revenues for our Credit Card business in 2012, compared with 87% in both 2011 and 2010. Income attributable to Domestic Card represented 92% of income for our Credit Card business for 2012, compared with 102% in 2011 and 83% in 2010. Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business.

Table 6.1: Domestic Card Business Results

(Dollars in millions)	Year Ended December 31,				Change
					2012 vs. 2011		2011 vs. 2010
	2012	2011	2010
Selected income statement data:
Net interest income(1)	$9,129	$6,717	$6,912		36%		(3)%
Non-interest income	2,725	2,368	2,347		15		1

Total net revenue	11,854	9,085	9,259		30		(2)
Provision for credit losses	3,683	1,317	2,853		180		(54)
Non-interest expense	5,997	4,153	3,457		44		20

Income from continuing operations before income taxes	2,174	3,615	2,949		(40)		23
Income tax provision	770	1,287	1,051		(40)		22

Income from continuing operations, net of tax	$1,404	$2,328	$1,898		(40)%		23%

Selected performance metrics:
Average loans held for investment(2)	$71,754	$53,464	$55,133		34%		(3)%
Average yield on loans held for investment(3)	14.15%	14.14%	14.42%		1	bps	(28	)bps
Total net revenue margin(4)	16.52	16.99	16.79		(47)		20
Net charge-off rate(5)	3.53	4.72	8.91		(119)		(419)
Net charge-off rate (excluding acquired loans)(6)	3.54	4.72	8.91		(118)		(419)
PCCR intangible amortization(7)	$350	21	—		1,567%		*	*%
Purchase volume(8)	166,694	122,366	98,344		36		24

	December 31,
	2012	2011	Change
Selected period-end data:
Loans held for investment(2)	$83,141	$56,609	47%
30+ day delinquency rate(9)	3.61%	3.66%	(5	)bps
30+ day delinquency rate (excluding acquired loans)(6)	3.62	3.66	(4)
Allowance for loan and lease losses	$3,526	$2,375	48%

**	Change is less than one percent or not meaningful.
(1)	Includes premium amortization related to the 2012 U.S. card acquisition of $159 million for 2012.
(2)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(3)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category.
(4)	Calculated by dividing total net revenue for the period by average loans held for investment during the period for the specified loan category.
(5)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.

(6)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Item 6. Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(7)

Includes amortization expense of $334 million in 2012 related to the purchased credit card relationships intangible asset of $2.2 billion recorded in connection with the closing on May 1, 2012 of the 2012 U.S. card acquisition.

(8)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(9)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.

Domestic Card generated net income from continuing operations of $1.4 billion in 2012, compared with net income from continuing operations of $2.3 billion in 2011. The decrease in Domestic Card net income in 2012 from 2011 reflected an increase in total net revenue largely due to the addition of loans from the 2012 U.S. card acquisition, which was more than offset by the unfavorable impact of several items related to the 2012 U.S. card acquisition. These items included: (i) a significant increase in the provision for credit losses resulting from an initial allowance build of $1.2 billion related to the portfolio purchased in the 2012 U.S. card acquisition; (ii) an increase in non-interest expense largely resulting from operating expenses related to the 2012 U.S. card acquisition and the amortization of intangibles and other assets associated with the 2012 U.S. card acquisition, including PCCR intangible amortization expense of $334 million in 2012; and (iii) a regulatory fine related to cross-sell activities of $60 million in 2012.

Domestic Card generated net income from continuing operations of $2.3 billion in 2011, compared with net income from continuing operations of $1.9 billion in 2010. The increase in Domestic Card net income from continuing operations in 2011 from 2010 was driven by a significant reduction in the provision for credit losses due to the improvement in credit performance metrics, including decreases in delinquency and charge-off rates. This increase was partially offset by a decline in total revenue attributable to lower average loan balances and an increase in non-interest expense attributable to increased marketing expenditures, higher legal expenses and increased operating costs.

International Card Business

Table 6.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated. International Card accounted for 11% of total revenues for our Credit Card business in 2012, compared with 13% in both 2011 and 2010. Income attributable to International Card represented 8% of income for our Credit Card business for 2012 and 17% in 2010. Our International Card business posted a loss that represented 2% of income for our Credit Card business in 2011.

Table 6.2: International Card Business Results

(Dollars in millions)	Year Ended December 31,				Change
					2012 vs. 2011		2011 vs. 2010
	2012	2011	2010
Selected income statement data:
Net interest income	$1,053	$1,105	$982		(5)%		13%
Non-interest income	353	241	373		46		(35)

Total net revenue	1,406	1,346	1,355		4		(1)
Provision for credit losses	378	553	335		(32)		65
Non-interest expense	857	882	494		(3)		79

Income from continuing operations before income taxes	171	(89)	526		292		(117)
Income tax provision (benefit)	45	(38)	150		218		(125)

Income (loss) from continuing operations, net of tax	$126	$(51)	$376		347%		(114)%

Selected performance metrics:
Average loans held for investment(1)	$8,255	$8,645	$7,499		(5)%		15%
Average yield on loans held for investment(2)	15.66%	15.72%	16.16%		(6	)bps	(44	)bps
Total net revenue margin(3)	17.03	15.57	18.07		146		(250)
Net charge-off rate(4)	4.98	6.18	7.89		(120)		(171)
Purchase volume(5)	$13,905	$12,754	$8,568		9%		49%

	December 31,
	2012	2011	Change
Selected period-end data:
Loans held for investment(1)	$8,614	$8,466	2%
30+ day performing delinquency rate(6)	3.58%	5.18%	(160	)bps
30+ day delinquency rate(7)	4.49	5.18	(69)
Nonperforming loan rate(8)	1.16	—	*	*
Allowance for loan and lease losses	$453	$472	(4)%

**	Change is less than one percent or not meaningful.
(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing total net revenue for the period by average loans held for investment during the period for the specified loan category.
(4)

Calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate for 2012 reflects a cumulative adjustment we made in November 2012 related to the timing of charge-offs for delinquent U.K. loans for which revolving privileges have been revoked as part of a loan workout. We previously charged off such loans in the period the account became 180 days past due. Effective November 2012, we began charging off these loans in the period that the account becomes 120 days past due, consistent with our charge-off practice for installment loans.

(5)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(6)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(7)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(8)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming credit card loans generally include international loans that are 90 or 120 days delinquent.

Our International Card business generated net income from continuing operations of $126 million in 2012, compared with a net loss from continuing operations of $51 million in 2011. The International Card net income in 2012, compared with net loss in 2011, was driven by a decrease in the provision for credit losses, attributable to lower net charge-offs resulting from credit improvement in Canada and the U.K., and the absence of an allowance build of $105 million for the HBC loan portfolio we acquired in January 2011.

Our International Card business generated a net loss from continuing operations of $51 million in 2011, compared with net income from continuing operations of $376 million in 2010. The International Card net loss in 2011, compared with net income in 2010, was attributable to a decrease in total net revenue resulting from contra-revenue amounts of $174 million recorded in 2011 for anticipated refunds to U.K. customers related to retrospective regulatory requirements pertaining to PPI insurance in our U.K. business and the impact of the addition of the HBC loan portfolio in 2011. The HBC portfolio contributed to an increase in the provision for credit losses and an increase in non-interest expense related to operating costs associated with HBC associates who joined us as a result of the acquisition, which were partially offset by growth in net interest income due from the higher loan balances.

Consumer Banking Business

Our Consumer Banking business generated net income of $1.4 billion in 2012, compared with net income of $809 million in 2011 and $905 million in 2010. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services and communications and data processing technology expenses, as well as marketing expenditures.

The substantial majority of the lending and retail deposit businesses acquired from the ING Direct acquisition on February 17, 2012, which included loans with a carrying value of $40.4 billion and deposits of $84.4 billion at acquisition, are reported in the Consumer Banking segment.

Table 7 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 7: Consumer Banking Business Results

(Dollars in millions)					Change
	Year Ended December 31,				2012 vs. 2011		2011 vs. 2010
	2012	2011	2010
Selected income statement data:
Net interest income	$5,788	$4,236	$3,727		37%		14%
Non-interest income	782	720	870		9		(17)

Total net revenue	6,570	4,956	4,597		33		8
Provision for credit losses	589	452	241		30		88
Non-interest expense	3,871	3,244	2,950		19		10

Income from continuing operations before income taxes	2,110	1,260	1,406		67		(10)
Income tax provision	747	451	501		66		(10)

Income from continuing operations, net of tax	$1,363	$809	$905		68%		(11)%

Selected performance metrics:
Average loans held for investment:(1)
Auto	$24,976	$19,419	$17,551		29%		11%
Home loan	42,764	11,322	13,629		278		(17)
Retail banking	4,096	4,097	4,745		*	*	(14)

Total consumer banking	$71,836	$34,838	$35,925		106%		(3)%

Average yield on loans held for investment(2)	6.28%	9.60%	9.11%		(332	)bps	49	bps
Average deposits	$162,637	$86,883	$78,083		87%		11%
Average deposit interest rate	0.70%	0.96%	1.19%		(26	)bps	(23	)bps
Core deposit intangible amortization	$159	$132	$144		20%		(8)%
Net charge-off rate(3)	0.74%	1.39%	1.82%		(65	)bps	(43	)bps
Net charge-off rate (excluding acquired loans)(4)	1.45	1.59	2.17		(14)		(58)
Auto loan originations	$15,960	$12,476	$7,764		28%		61%

(Dollars in millions)	December 31,		Change
	2012	2011
Selected period-end data:
Loans held for investment:(1)
Auto	$27,123	$21,779	25%
Home loan	44,100	10,433	323
Retail banking	3,904	4,103	(5)

Total consumer banking	$75,127	$36,315	107%

30+ day performing delinquency rate(5)	2.65%	4.47%	(182	)bps
30+ day performing delinquency rate (excluding acquired loans)(4)	5.14	5.06	8
30+ day delinquency rate(6)	3.34	5.99	(265)
30+ day delinquency rate (excluding acquired loans)(4)	6.49	6.78	(29)
Nonperforming loan rate(7)	0.85	1.79	(94)
Nonperforming loan rate (excluding acquired loans)(4)	1.66	2.03	(37)
Nonperforming asset rate(8)	0.91	1.94	(103)
Nonperforming asset rate (excluding acquired loans)(4)	1.76	2.20	(44)
Allowance for loan and lease losses	$711	$652	9%
Deposits	172,396	88,540	95
Loans serviced for others	15,333	17,998	(15)

**	Change is less than one percent or not meaningful.
(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of consumer banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $36.5 billion and $4.2 billion as of December 31, 2012 and 2011, respectively. The average balance of consumer banking loans held for investment, excluding the carrying value of acquired loans, was $36.7 billion, $30.3 billion and $30.2 billion in 2012, 2011 and 2010, respectively.

(2)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Item 6. Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(5)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(6)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(7)

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

(8)

Calculated by loan category by dividing nonperforming assets as of the end of the period by period-end nonperforming assets. Nonperforming assets consist of nonperforming loans, real estate owned (“REO”) and other foreclosed assets.

Key factors affecting the results of our Consumer Banking business for 2012, compared with 2011, included the following:

•

Net Interest Income: Net interest income increased by $1.6 billion, or 37%, in 2012. The increase was primarily attributable to the addition of home loans from the ING Direct acquisition, continued growth and strong margin performance in our auto loan portfolio and the addition of low-rate deposits from the ING Direct acquisition. With the addition of deposits from ING Direct, average deposits increased to $162.6 billion in 2012, from $86.9 billion in 2011, while the average deposit interest rate fell to 0.70% in 2012, from 0.96% in 2011. The favorable impact from these items was modestly offset by the expected run-off of acquired home loans.

•

Non-Interest Income: Non-interest income increased by $62 million, or 9%, in 2012. The increase was primarily attributable to mark-to-market gains on retained interests in interest-only strips and negative amortization mortgage securities recognized in the third quarter of 2012.

•

Provision for Credit Losses: The provision for credit losses increased by $137 million in 2012 to $589 million. The increase was largely due to higher auto loan balances, which more than offset the benefit from lower net charge-off rates and continued credit performance improvement. We recorded an allowance build of $59 million in 2012, compared with an allowance release of $23 million in 2011. As discussed above in “Item 6. Selected Financial Data,” the substantial majority of the ING Direct home loan portfolio is accounted for based on estimated cash flows expected to be collected over the life of the loans. Because the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition.

•

Non-Interest Expense: Non-interest expense increased by $627 million, or 19%, in 2012. The increase was largely attributable to operating expenses related to ING Direct, merger-related expenses associated with the acquisition and higher infrastructure expenditures resulting from continued investments in the home loan business and growth in auto loan balances as a result of increased auto loan originations.

•

Total Loans: Period-end loans in the Consumer Banking business increased by $38.8 billion, or 107%, in 2012 to $75.1 billion as of December 31, 2012, primarily due to the acquisition of $40.4 billion of ING Direct home loans and growth in auto loan originations, which were partially offset by the expected continued run-off of our acquired home loan portfolios.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $83.9 billion, or 95%, in 2012 to $172.4 billion as of December 31, 2012, primarily due to the addition of ING Direct deposits of $84.4 billion.

•

Charge-off and Delinquency Statistics: The net charge-off rate decreased to 0.74% in 2012, from 1.39% in 2011. The 30+ day delinquency rate decreased to 3.34% as of December 31, 2012, from 5.99% as of December 31, 2011. The improvement in our reported net charge-off and delinquency rates for our Consumer Banking business reflects the impact of the addition of the ING Direct home loan portfolio. As discussed above, because the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The overall improvement in credit quality metrics, excluding acquired loans, reflects improved credit performance in our legacy consumer loan portfolios.

Key factors affecting the results of our Consumer Banking business for 2011, compared with 2010, included the following:

•

Net Interest Income: Net interest income increased by $509 million, or 14%, in 2011. The primary drivers of the increase in net interest income were improved loan margins attributable to an increase in average loan yields, coupled with a decrease in the cost of funds. The increase in loan yields reflected the shift in product mix as we replaced the legacy home loan run-off with higher yielding auto loans. The decrease in the cost of funds reflected reduced deposit interest rates due to the prevailing low interest rate environment, combined with our disciplined pricing. Average interest on deposits decreased to 0.96% in 2011 from 1.19% in 2010 while period end deposits grew by 7% in 2011 compared to 2010.

•

Non-Interest Income: Non-interest income decreased by $150 million, or 17%, in 2011. The decrease in non-interest income was primarily attributable to the combined impact of the absence of a net gain of $128 million recorded in the first quarter of 2010 related to the deconsolidation of certain option-adjustable rate mortgage trusts that were consolidated on January 1, 2010 as a result of our adoption of the new consolidation accounting standards, and the absence of an impairment charge on mortgage servicing rights recorded in the second quarter of 2010.

•

Provision for Credit Losses: The provision for credit losses increased by $211 million in 2011 to $452 million. Although we experienced continued improvement in credit performance in our Consumer Banking business, including reduced net charge-off rates, we recorded a higher provision for loan and lease losses in 2011 relative to 2010 due to the absence of significant allowance releases that we experienced in 2010, growth in our auto loan portfolio and an increase in the allowance for home equity loans we acquired from Chevy Chase Bank.

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

•

Total Loans: Period-end loans in the Consumer Banking business increased by $1.9 billion, or 6%, in 2011 to $36.3 billion as of December 31, 2011, primarily due to growth in auto loans that was partially offset by the continued run-off of our legacy home loan portfolios.

•

Deposits: Period-end deposits in the Consumer Banking business increased by $5.6 billion, or 7%, in 2011 to $88.5 billion as of December 31, 2011, reflecting the impact of our strategy to replace maturing higher cost wholesale funding sources with lower cost funding sources and our continued retail marketing efforts to attract new business to meet this objective.

•	Charge-off and Delinquency Statistics: The net charge-off rate decreased to 1.39% in 2011, from 1.82% in 2010. The 30+ day delinquency rate was 5.99% as of December 31, 2011, compared with 5.96% as of

December 31, 2010. The improvement in the net charge-off rate reflected the impact from strong underlying credit performance trends and higher credit quality of more recent auto loan vintages, as well as favorable benefits from elevated auction prices.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $835 million in 2012, compared with net income from continuing operations of $595 million and $204 million in 2011 and 2010, respectively. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Because we have some affordable housing tax-related investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services and communications and data processing technology expenses, as well as marketing expenditures.

Table 8 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 8: Commercial Banking Business Results

(Dollars in millions)				Change
	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010
Selected income statement data:
Net interest income	$1,740	$1,596	$1,450	9%		10%
Non-interest income	340	283	185	20		53

Total net revenue	2,080	1,879	1,635	11		15
Provision for credit losses	(270)	31	435	(971)		(93)
Non-interest expense	1,059	925	884	14		5

Income from continuing operations before income taxes	1,291	923	316	40		192
Income tax provision	456	328	112	39		193

Income from continuing operations, net of tax	$835	$595	$204	40%		192%

Selected performance metrics:
Average loans held for investment:(1)
Commercial and multifamily real estate	$16,256	$14,166	$13,712	15%		3%
Commercial and industrial	18,304	15,437	14,058	19		10

Total commercial lending	34,560	29,603	27,770	17		7
Small-ticket commercial real estate	1,353	1,671	1,994	(19)		(16)

Total commercial banking	$35,913	$31,274	$29,764	15%		5%

Average yield on loans held for investment(2)	4.25%	4.74%	5.05%	(49	)bps	(31	)bps
Average deposits	$28,266	$25,033	$22,228	13%		13%
Average deposit interest rate	0.32%	0.49%	0.66%	(17	)bps	(17	)bps
Core deposit intangible amortization	$34	$40	$55	(15)%		(27)%
Net charge-off rate(3)	0.12%	0.57%	1.31%	(45	)bps	(74	)bps
Net charge-off rate (excluding acquired loans)(4)	0.12	0.58	1.34	(46	)bps	(76	)bps

(Dollars in millions)	December 31,
	2012	2011	Change
Selected period-end data:
Loans held for investment:(1)
Commercial and multifamily real estate	$17,732	$15,736	13%
Commercial and industrial	19,892	17,088	16

Total commercial lending	37,624	32,824	15
Small-ticket commercial real estate	1,196	1,503	(20)

Total commercial banking	$38,820	$34,327	13%

Nonperforming loan rate(5)	0.73%	1.08%	(35	)bps
Nonperforming loan rate (excluding acquired loans)(4)	0.73	1.10	(37)
Nonperforming asset rate(6)	0.77	1.17	(40)
Nonperforming asset rate (excluding acquired loans)(4)	0.78	1.18	(40)
Allowance for loan and lease losses	$433	$715	(39)%
Deposits	29,866	26,683	12

**	Change is less than one percent or not meaningful.
(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of commercial banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $359 million and $481 million as of December 31, 2012 and 2011, respectively. The average balance of commercial banking loans held for investment, excluding the carrying value of acquired loans, was $35.1 billion, $30.8 billion and $29.1 billion in 2012, 2011 and 2010, respectively.

(2)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Item 6. Selected Financial Data,” “Credit Risk Profile” and “Note 5—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(5)

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

(6)	Calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category.

Key factors affecting the results of our Commercial Banking business for 2012, compared with 2011, included the following:

•

Net Interest Income: Net interest income increased by $144 million, or 9%, in 2012. The increase was primarily driven by higher deposit balances and growth in commercial real estate and commercial and industrial loans.

•

Non-Interest Income: Non-interest income increased by $57 million or 20%, in 2012, largely attributable to growth in fees from ancillary services provided to customers and a gain of $7 million recorded in the third quarter of 2012 on the sale of certain real-estate investment projects.

•

Provision for Credit Losses: The provision for credit losses was a negative $270 million in 2012, compared with a provision of credit losses of $31 million in 2011. The negative provision in 2012 reflected a significant decrease in net charge-offs, resulting in an increase in allowance releases attributable to the improvement in underlying credit performance trends. We recorded a release of the combined allowance for loan losses and reserve for unfunding lending commitments of $313 million in 2012, compared with a release of $156 million in 2011.

•

Non-Interest Expense: Non-interest expense increased by $134 million, or 14%, in 2012. The increase was due to costs associated with higher originations in our commercial real estate and commercial and industrial businesses, expansion into new markets and infrastructure investments.

•

Total Loans: Period-end loans increased by $4.5 billion, or 13%, in 2012 to $38.8 billion as of December 31, 2012. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $3.2 billion, or 12%, in 2012 to $29.9 billion as of December 31, 2012, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off Statistics: The net charge-off rate decreased to 0.12% in 2012, from 0.57% in 2011. The nonperforming loan rate decreased to 0.73% as of December 31, 2012, from 1.08% as of December 31, 2011. The significant improvement in the credit metrics in our Commercial Banking business reflected a continued improvement in credit trends and strengthening of underlying collateral values, resulting in lower loss severities and opportunities for recoveries on previously charged-off loans.

Key factors affecting the results of our Commercial Banking business for 2011, compared with 2010, included the following:

•

Net Interest Income: Net interest income increased by $146 million, or 10%, in 2011. The increase was primarily driven by an increase in average loans and deposits and continued improvement in deposit pricing.

•

Non-Interest Income: Non-interest income increased by $98 million, or 53%, in 2011. The increase was largely attributable to growth in fees and the absence of a loss of $18 million recognized in 2010 from the sale of a legacy portfolio of small-ticket commercial real estate loans.

•

Provision for Credit Losses: The provision for credit losses was $31 million in 2011, compared with $435 million in 2010. The significant reduction in the provision for credit losses in 2011 was attributable to lower loss severities resulting from improvements in underlying collateral asset values. As a result, we recorded a release of the combined allowance for loan losses and reserve for unfunding lending commitments of $156 million in 2011. In comparison, we increased the combined allowance by $48 million in 2010.

•	Non-Interest Expense: Non-interest expense increased by $41 million, or 5%, in 2011, driven by growth in loan originations and other real-estate investments.

•

Total Loans: Period-end loans increased by $4.4 billion, or 15%, in 2011 to $34.3 billion as of December 31, 2011. The increase was driven by stronger loan originations in the commercial real estate and industrial businesses, which was partially offset by the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $4.0 billion, or 18%, in 2011 to $26.7 billion as of December 31, 2011, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off and Nonperforming Loan Statistics: The net charge-off rate decreased to 0.57% in 2011, from 1.31% in 2010. The nonperforming loan rate decreased to 1.08% as of December 31, 2011, from 1.65% as of December 31, 2010. The improvement in the net charge-off and nonperforming loan rates was attributable to slowly improving underlying credit trends and improvements in underlying collateral asset values.

“Other” Category

Net income from continuing operations recorded in Other was $6 million in 2012, compared with a net loss from continuing operations of $428 million and $333 million in 2011 and 2010, respectively. Other includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. The Other category also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; certain gains (losses) on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as acquisition and restructuring charges; provisions for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

Table 9: “Other” Results

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Selected income statement data:
Net interest income (expense)	$(1,121)	$(913)	$(614)
Non-interest income	607	(74)	(61)

Total net revenue	(514)	(987)	(675)
Provision for credit losses	35	7	43
Non-interest expense	162	128	149

Loss from continuing operations before income taxes	(711)	(1,122)	(867)
Income tax benefit	(717)	(694)	(534)

Income (loss) from continuing operations, net of tax	$6	$(428)	$(333)

	December 31,
	2012	2011	Change
Loans held for investment	$187	$175	7%
Deposits	10,223	13,003	(21)

The Other category shifted to net income from continuing operations of $6 million in 2012, from a net loss of $428 million in 2011. The $434 million shift was largely due to the recognition of the bargain purchase gain of $594 related to the ING Direct acquisition in 2012, which was partially offset by a derivative loss of $78 million recognized in 2012 related to the interest rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the expected ING Direct acquisition.

The Other category had a net loss from continuing operations $428 million in 2011, compared with a net loss of $333 million in 2010. The increased loss in 2011 was primarily attributable to a derivative loss of $277 million related to the interest rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the expected ING Direct acquisition. We believe the interest-rate swaps related to the acquisition were effective in meeting our hedging objective.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $312.9 billion as of December 31, 2012 increased by $106.9 billion, or 52%, from $206.0 billion as of December 31, 2011. Total liabilities of $272.4 billion as of December 31, 2012, increased by $96.1 billion, or 54%, from $176.4 billion as of December 31, 2011. The increase in total assets and total liabilities was largely attributable to the assets acquired and liabilities assumed in the ING Direct and 2012 U.S. card acquisitions previously discussed. Stockholders’ equity increased by $10.8 in 2012, to $40.5 billion as of December 31, 2012. The increase in stockholders’ equity was attributable to our net income of $3.5 billion in 2012, and $6.8 billion of capital raised from equity issuances in 2012. For information about our capital requirements, see “Capital Management” below.

Following is a discussion of material changes in the major components of our assets and liabilities in 2012. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our ability to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Investment Securities

Substantially all of our investment securities were classified as available for sale as of December 31, 2012, and all of our investment securities were classified as available for sale as of December 31, 2011. Investment Securities classified as available for sale are reported in our consolidated balance sheets at fair value. Our portfolio of investment securities available for sale, which had a fair value of $64.0 billion and $38.8 billion, as of December 31, 2012 and 2011, respectively, consisted primarily of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities, and other investments. Based on fair value, investments in U.S. Treasury, agency securities and other securities explicitly or implicitly guaranteed by the U.S. Government represented 77% of our total investment securities available for sale as of December 31, 2012, compared with 69% as of December 31, 2011.

We also had $9 million of investment securities as of December 31, 2012, which we purchased in 2012 and classified as held to maturity. These securities are included in other assets in our consolidated balance sheets.

Table 10 presents the amortized cost and fair value for the major categories of our portfolio of investment securities available for sale as of December 31, 2012, 2011 and 2010.

Table 10: Investment Securities Available for Sale

	December 31,
	2012		2011		2010
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$1,548	$1,552	$115	$124	$373	$386
U.S. agency debt obligations(1)	1,304	1,314	131	138	301	314
Residential mortgage-backed securities (“RMBS”):
Agency(2)	39,408	40,002	24,980	25,488	27,980	28,504
Non-agency	3,607	3,871	1,340	1,162	1,826	1,700

Total RMBS	43,015	43,873	26,320	26,650	29,806	30,204

Commercial mortgage-backed securities (“CMBS”):
Agency(2)	6,045	6,144	697	711	44	45
Non-agency	1,425	1,485	459	476	—	—

Total CMBS	7,470	7,629	1,156	1,187	44	45

Other asset-backed securities(3)	8,393	8,458	10,119	10,150	9,901	9,966
Other securities(4)	1,120	1,153	462	510	563	622

Total securities available for sale	$62,850	$63,979	$38,303	$38,759	$40,988	$41,537

(1)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $300 million, $130 million and $200 million as of December 31, 2012, 2011 and 2010, respectively, and fair value of $302 million, $137 million and $213 million as of December 31, 2012, 2011 and 2010, respectively. The remaining balance consists of debt explicitly or implicitly guaranteed by the U.S. Government.

(2)

Includes MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae, each of which individually exceeded 10% of our stockholders’ equity as of the end of each reported period. Fannie Mae MBS had an amortized cost of $22.9 billion, $12.3 billion and $17.1 billion as of December 31, 2012, 2011 and 2010, respectively, and a fair value of $23.2 billion, $12.6 billion and $17.3 billion as of December 31, 2012, 2011 and 2010, respectively. Freddie Mac MBS had an amortized cost of $12.6 billion, $8.9 billion and $8.1 billion as of December 31, 2012, 2011 and 2010, respectively, and a fair value of $12.9 billion, $9.1 billion and $8.3 billion as of December 31, 2012, 2011 and 2010, respectively. Ginnie Mae MBS had an amortized cost of $9.9 billion, $4.5 billion and $2.9 billion as of December 31, 2012, 2011 and 2010, respectively, and a fair value of $10.0 billion, $4.5 billion and $3.0 billion as of December 31, 2012, 2011 and 2010, respectively.

(3)

This portfolio was collateralized by approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 5% equipment loans, 2% commercial paper, and 4% other as of December 31, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 82% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of December 31, 2012, compared with 86% as of December 31, 2011.

(4)	Includes foreign government/agency bonds, covered bonds, municipal securities and equity investments primarily related to CRA activities.

Our portfolio of investment securities available for sale increased by $25.2 billion, or 65%, in 2012. The increase was primarily attributable to the acquisition of ING Direct investment securities of $30.2 billion as of the acquisition date, which was partially offset by the sale of investment securities of approximately $16.9 billion. We recorded a net gain of $45 million from the sale of these securities.

Unrealized gains and losses on our portfolio of investment securities available for sale are recorded net of tax as a component of AOCI. We had gross unrealized gains of $1.2 billion and gross unrealized losses of $120 million on available-for sale investment securities as of December 31, 2012, compared with gross unrealized gains of $683 million and gross unrealized losses of $227 million as of December 31, 2011. The decrease in gross unrealized losses in 2012 was primarily driven by a tightening of credit spreads, attributable to an improvement in credit performance and increased liquidity, and continued lower interest rates. Of the $120 million in gross unrealized losses as of December 31, 2012, $43 million related to securities that had been in a loss position for more than 12 months.

We provide information on OTTI losses recognized in earnings on our investment securities above under “Consolidated Results of Operations—Non-Interest Income.”

Credit Ratings

Our portfolio of investment securities available for sale continues to be concentrated in securities that generally have lower credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and other government sponsored enterprises or agencies. Approximately 91% of our total investment securities portfolio was rated AA+ or its equivalent, or higher, as of both December 31, 2012 and 2011. Approximately 6% and 4% were below investment grade as of December 31, 2012 and 2011, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 11 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other asset-backed securities and other securities as of December 31, 2012 and 2011.

Table 11: Non-Agency Investment Securities Credit Ratings

	December 31,
	2012				2011
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,607	—%	5%	95%	$1,340	—%	3%	97%
Non-agency CMBS	1,425	97	3	—	459	92	8	—
Other asset-backed securities	8,393	82	17	1	10,119	86	14	—
Other	1,120	67	24	9	462	4	45	51

For additional information on our investment securities, see “Note 4—Investment Securities.”

Loans Held for Investment

Table 12 summarizes loans held for investment by business segment, net of the allowance for loan and lease losses, as of December 31, 2012 and 2011.

Table 12: Net Loans Held for Investment

	December 31,
	2012			2011
(Dollars in millions)	Total Loans Held for Investment	Allowance	Net Loans Held for Investment	Total Loans Held for Investment	Allowance	Net Loans Held for Investment
Credit card	$91,755	$3,979	$87,776	$65,075	$2,847	$62,228
Consumer banking	75,127	711	74,416	36,315	652	35,663
Commercial banking	38,820	433	38,387	34,327	715	33,612
Other	187	33	154	175	36	139

Total	$205,889	$5,156	$200,733	$135,892	$4,250	$131,642

Period-end loans held for investment increased by $70.0 billion, or 52%, in 2012 to $205.9 billion as of December 31, 2012. The increase was primarily attributable to the addition of the acquired ING Direct loan portfolio of $40.4 billion and receivables acquired in the 2012 U.S. card acquisition of $27.8 billion, each designated as held for investment. Excluding the impact of these loans, period-end loans held for investment increased by $1.8 billion, or 1%. This increase reflected commercial loan growth and continued growth in auto loans, which was partially offset by the continued expected run-off of loans in businesses we exited or repositioned, other loan pay downs and charge-offs. The run-off portfolios include installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. The run-off of home loans has accelerated slightly as a result of the low mortgage interest rate environment. We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile” and in “Note 5—Loans.”

Customer Deposits

Our customer deposits have become our largest source of funding for our operations and asset growth, providing a sizeable and consistent source of low-cost funds. Total customer deposits increased by $84.3 billion, or 66%, in 2012, to $212.5 billion as of December 31, 2012, from $128.2 billion as of December 31, 2011. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and our continued strategy to leverage our bank outlets to attract lower cost deposit funding. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Borrowings owed to securitization investors decreased by $5.1 billion to $11.4 billion as of December 31, 2012, from $16.5 billion as of December 31, 2011. The decrease was attributable to the scheduled maturities of the debt within our credit card securitization trusts.

Other Debt

Other debt includes federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including junior subordinated debt and Federal Home Loan Bank (“FHLB”) advances. Other debt totaled $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings. Other debt totaled $23.0 billion as of December 31, 2011, of which $7.3 billion represented short-term borrowings and $15.7 billion represented long-term borrowings.

The increase in other debt of $15.5 billion in 2012 was primarily attributable to an increase in FHLB advances of $14.0 billion increase, the majority of which occurred in the fourth quarter of 2012, to meet seasonal loan growth, fund an increase in our investment securities and cover the withdrawal of a portion of the holding company’s deposits at our banking subsidiaries in anticipation of the January 2, 2013 redemption of the $3.65 billion of trust preferred securities. We provide additional information on our borrowings in “Note 10—Deposits and Borrowings.”

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

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.

The aggregate reserves for all three subsidiaries totaled $899 million as of December 31, 2012, compared with $919 million as of September 30, 2012, and $943 million as of December 31, 2011. The decrease in the reserve in 2012 was driven primarily by the settlement of claims.

The table below summarizes changes in our representation and warranty reserves in 2012 and 2011.

Table 13: Changes in Representation and Warranty Reserve

	Year Ended December 31,
(Dollars in millions)	2012	2011
Representation and warranty repurchase reserve, beginning of period(1)	$943	$816
Provision for mortgage representation and warranty losses(2)	349	212
Net realized losses	(393)	(85)

Representation and warranty repurchase reserve, end of period(1)	$899	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of non-interest income totaled $42 million and $43 million in 2012 and 2011, respectively. The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of discontinued operations totaled $307 million and $169 million in 2012 and 2011, respectively.

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries, above in “Critical Accounting Policies and Estimates—Representation and Warranty Reserve” and in “Note 21—Commitments, Contingencies and Guarantees.”

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

Our continuing involvement in unconsolidated VIEs primarily consists of interests in certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.8 billion and $521 million, respectively, as of December 31, 2012, and our maximum exposure to loss was $2.8 billion. We provide a discussion of our activities related to these VIEs in “Note 7—Variable Interest Entities and Securitizations.”

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

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage capital ratio of at least 4% (3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating) in order to be considered adequately capitalized.

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

We also disclose a Tier 1 common ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for the Tier 1 common ratio; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common capital. In addition, we disclose a non-GAAP TCE ratio in “Item 6. Selected Financial Data.” While the Tier 1 common and TCE ratios are capital measures widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of these ratios in “Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I.”

Table 14 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of December 31, 2012 and 2011.

Table 14: Capital Ratios Under Basel I(1)

	December 31,
(Dollars in millions)	2012			2011
	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:(2)
Tier 1 common(3)	11.0%	N/A	N/A	9.7%	N/A	N/A
Tier 1 risk-based capital(4)	11.3	4.0%	6.0%	12.0	4.0%	6.0%
Total risk-based capital(5)	13.6	8.0	10.0	14.9	8.0	10.0
Tier 1 leverage(6)	8.7	4.0	N/A	10.1	4.0	N/A
Capital One Bank (USA) N.A. (“COBNA”):
Tier 1 risk-based capital(4)	11.3%	4.0%	6.0%	11.2%	4.0%	6.0%
Total risk-based capital(5)	14.7	8.0	10.0	15.0	8.0	10.0
Tier 1 leverage(6)	10.4	4.0	5.0	10.2	4.0	5.0
Capital One, N.A. (“CONA”):
Tier 1 risk-based capital(4)	13.6%	4.0%	6.0%	11.0%	4.0%	6.0%
Total risk-based capital(5)	14.9	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage(6)	9.1	4.0	5.0	8.7	4.0	5.0

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.”
(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(4)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(6)	Tier 1 leverage ratio is calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

We exceeded minimum capital requirements and would meet the “well capitalized” ratio levels specified under prompt corrective action for Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage under Federal Reserve capital standards for bank holding companies as of December 31, 2012. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of December 31, 2012.

On October 17, 2012, the OCC approved, subject to several conditions, CONA’s application to merge with ING Bank with CONA surviving the merger. In addition, the OCC approved CONA’s companion application to reduce capital surplus, which was necessary to manage excess capital levels that would result from the merger. CONA effected the reduction in surplus through a return of capital to Capital One immediately prior to the merger. Capital One effected the merger on November 1, 2012. The merger and reduction in CONA’s capital surplus had no effect on Capital One’s total capital.

Recent Developments in Capital and Liquidity Requirements

As of December 31, 2012, we had outstanding trust preferred securities with a combined aggregate principal amount of $3.65 billion that previously qualified as Tier 1 capital. On January 2, 2013, we redeemed all of our outstanding trust preferred securities, which generally carried a higher coupon cost, ranging from 3.36% to 10.25%, than other funding sources available to us. Pursuant to the Dodd-Frank Act, the Tier 1 capital treatment of trust preferred securities is to be phased out over a three year period starting on January 1, 2013.

In June 2012, the Federal Reserve, OCC and FDIC released proposed rules that would increase the general risk-based capital ratio minimum requirements, modify the definition of regulatory capital, establish a minimum Tier

1 common ratio requirement, introduce a new capital conservation buffer requirement, and update the prompt corrective action framework to reflect the new regulatory capital minimums. For additional information on recent developments in capital and liquidity requirements that may impact us, including Basel II and Basel III, see “Item 1. Business—Supervision and Regulation—Capital Adequacy.”

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or CCAR). Under the rules, bank holding companies with consolidated assets of $50.0 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy, and the ability of the bank holding company to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under both expected and stressful conditions throughout a planning horizon of at least nine quarters.

We submitted a Comprehensive Capital Analysis and Review (“CCAR 2013”) to the Federal Reserve on January 7, 2013 along with eighteen other large U.S. banking organizations. We expect to incorporate any feedback from our regulators in response to the CCAR 2013 submission in our ongoing capital management planning. Any proposed dividend increase or other capital action must be approved as a part of CCAR.

Dividend Policy

We paid common stock dividends of $0.05 per share each quarter in 2012. On January 31, 2013, our Board of Directors declared a quarterly dividend of $0.05 per share, payable February 22, 2013 to stockholders of record as of February 11, 2013, and a quarterly dividend on the outstanding shares of our 6.00% fixed rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”). Each outstanding share of the Series B Preferred Stock is represented by depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock. The dividend of $15.00 per share (equivalent to $0.375 per outstanding depositary share) will be paid on March 1, 2013 to stockholders of record at the close of business on February 14, 2013.

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. For additional information on dividends, see “Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds.”

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $3.3 billion and $1.9 billion, respectively, as of December 31, 2012. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. See “Equity and Debt Offerings and Transactions” for more information. There can be no assurance that we will declare and pay any dividends.

Equity and Debt Offerings and Transactions

On February 16, 2012, we settled forward sale agreements that we entered into with certain counterparties acting as forward purchasers in connection with a public offering of shares of our common stock on July 19, 2011.

Pursuant to the forward sale agreements, we issued 40 million shares of our common stock at settlement. After underwriter’s discounts and commissions, the net proceeds to us were at a forward sale price per share of $48.17 for a total of approximately $1.9 billion.

On February 17, 2012, we issued 54,028,086 shares of Capital One common stock with a fair value of $2.6 billion as partial consideration for the equity interests and assets and liabilities associated with the ING Direct acquisition.

On March 20, 2012, we closed a public offering of 24,442,706 shares of our common stock which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.25 billion. In addition, we issued $1.25 billion of our senior notes due 2015 in a public offering which closed on March 23, 2012. We used the net proceeds of these offerings, along with cash sourced from current liquidity, to fund the net consideration payable of $31.1 billion in connection with the 2012 U.S. card acquisition that closed on May 1, 2012.

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

On November 6, 2012, we closed a public offering of two different series of our senior notes for total proceeds of approximately $1.0 billion. The offering of senior notes included $250 million aggregate principal amount of our Floating Rate Senior Notes due 2015 and $750 million aggregate principal amount of our 1.000% Senior Notes due 2015 resulting in aggregate net proceeds of approximately $994 million.

RISK MANAGEMENT

Overview

Risk management is a critical part of our business model, as all financial institutions are exposed to a variety of risks that can significantly affect their financial performance. Our business activities expose us to eight major categories of risk: credit risk, liquidity risk, market risk, compliance risk, operational risk, legal risk, reputational risk and strategic risk.

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

•

Market Risk: Market risk is the risk that an institution’s earnings or the economic value of equity could be adversely impacted by changes in interest rates, foreign exchange rates, or prices of other financial instruments.

•

Compliance Risk: Compliance risk is the risk of financial loss due to regulatory fines or penalties, restriction or suspension of business activities or costs of mandatory corrective action incurred by not adhering to applicable laws, regulations, principles and supervisory guidance, as well as our own internal standards intended to adhere to these laws and regulations.

•

Operational Risk: Operational risk is the risk of loss, capital impairment, adverse customer experience, or reputation impact resulting from inadequate or failed internal process, people, and systems, or from external events.

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

•

Reputation Risk: Reputation Risk is the risk to market value, recruitment and retention of talented associates and maintenance of a loyal customer base due to the negative perceptions of our internal and external stakeholders regarding our business strategies and activities.

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

Risk Management Principles

Our risk management framework is intended to identify, assess and mitigate risks that affect or have the potential to affect our business. We target financial returns that compensate us for the amount of risk that we take and avoid excessive risk-taking. Our risk management framework incorporates the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. Using the “Three Lines of Defense” model, we follow these central guiding principles:

•

The “First Line of Defense” is comprised of the business areas and staff groups that through their day-to-day business activities take risk on our behalf. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure.

•

The “Second Line of Defense” provides oversight of first line risk taking and management, and is comprised of our Risk Management organization and other staff control functions. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks.

•

The “Third Line of Defense” is comprised of our Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and its governance processes are well-designed and working as intended.

Our approach is reflected in six critical risk management practices of particular importance in the financial services industry due to changing regulatory environments and ongoing economic uncertainty.

First, we seek to mitigate liquidity risk strategically and tactically. From a strategic perspective, we have acquired and built deposit gathering businesses and significantly reduced our loan to deposit ratio. From a tactical perspective, we have accumulated a sizeable liquidity reserve comprising cash, high-quality, unencumbered securities, and committed collateralized credit lines and conduit facilities. This combination of funding and liquidity sources facilitates a diverse access to multiple markets and liquidity sources.

Second, we recognize that we are exposed to cyclical changes in credit quality. Consequently, we try to ensure our credit portfolio is resilient to economic downturns. Our most important tool in this endeavor is sound underwriting, using what we deem to be conservative assumptions. In unsecured consumer loan underwriting, we generally assume that loans will be subject to an environment in which losses are higher than those prevailing at the time of underwriting. In commercial underwriting, we generally require strong cash flow, collateral and covenants and guarantees. In addition to sound underwriting, we continually monitor our portfolio and take steps to collect or work out distressed loans.

Third, we recognize that compliance is more complex and that regulatory and consumer expectations have risen. In response, we have been and will continue to expand the scope and intensity of our compliance and consumer protection activities including developing requirements, approving new products, establishing procedures and controls, training staff and testing the effectiveness of business controls and the overall program.

Fourth, we recognize that reputation risk is of particular concern for financial institutions as a result of the aftermath of the recent financial crisis and economic downturn, which has resulted in increased regulation and widespread regulatory changes. Consequently, our Chief Executive Officer and executive team manage both strategic and tactical reputation issues and build our relationships with the government, media and other constituencies to help strengthen the reputations of both our company and industry. Our actions include taking public positions in support of better consumer practices in our industry and, where possible, implementing those practices in our business.

Fifth, we recognize the criticality of managing operational risk on a day-to-day basis and have expanded our approach to operational risk management based on the growth and complexity of the company. We are supporting our first line of defense associates with the appropriate operational risk management policy, standards, processes and tools to enable the delivery of safe, sound customer and client experiences.

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

The Chief Risk Officer, who reports to the Chief Executive Officer, is responsible for overseeing our risk management program and driving appropriate action to resolve any weaknesses. The risk management program begins with a set of policies and risk appetites approved by the Board that are implemented through a system of risk committees and senior executive risk stewards. We have established risk committees at both the corporate and divisional level to identify and manage risk. In addition, we have assigned a senior executive expert to each of eight risk categories. We refer to these experts as risk stewards. These executive risk stewards work with the lines of business, the Chief Risk Officer and the risk committees to identify, aggregate and report risks, develop mitigation plans and controls and remediate issues. The Chief Risk Officer combines the results of these processes to assemble a view of our risk profile. Both management and the Board of Directors regularly review the risk profile.

Risk Management Framework

We use a consistent risk management framework to manage risk. This framework applies at all levels, from the development of the Enterprise Risk Management Program itself to the tactical operations of the front-line business team. We are continuing to make changes to our risk management framework as we enhance our enterprise-wide compliance risk management programs, including further expanding the “Three Lines of Defense” model referenced under the “Risk Management Principles” set forth above. Our risk management framework, which is built around governance, processes and people, currently consists of the following six key elements:

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

Risk Assessment

Risk results from our strategic business choices and our day-to-day business activities. Risk assessment is the process of identifying our risks (including emerging and potential risks), evaluating the impact of those risks and choosing and executing a response that is guided by our risk appetite. Risk assessment also includes the correlation of risks and the assessment of their cumulative effect on the overall risk profile of a line of business or of the enterprise.

Control Activities

We consider our control activities to be the day-to-day backbone of our risk management. Controls provide reasonable assurance that legal, regulatory, and business requirements are being met, and identified risks are being mitigated or accepted according to our risk response choices and risk appetite. We have practices in place designed to establish key controls and assess their effectiveness in preventing a breakdown. Control activities include the monitoring of adherence to current policy, process and procedure requirements, sign-offs, and regular reporting to management. They also include the resolution of regulatory and audit findings and issues and the procedures that trigger objective setting and risk assessments when new business opportunities are evaluated or business hierarchy changes occur.

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

We have a corporate Code of Business Conduct and Ethics (the “Code”) (available on the Corporate Governance page of our Web site at www.capitalone.com/about) under which each associate is obligated to behave with integrity in dealing with customers and business partners and to comply with applicable laws and regulations. We disclose any waivers to the Code on our Web site. We also have an associate performance management process that emphasizes achieving business results while ensuring integrity, compliance, and sound business management.

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

Our credit policies establish standards in five areas: customer selection, underwriting, monitoring, remediation, and portfolio management. The standards in each area provide a framework comprising specific objectives and control processes. These standards are supported by detailed policies and procedures for each component of the credit process. Starting with customer selection, our goal is to generally provide credit on terms that generate above hurdle returns. We use a number of quantitative and qualitative factors to manage credit risk, including setting credit risk limits and guidelines for each of our lines of business. We monitor performance and forecasts relative to these guidelines and report results and any required mitigating actions to the Credit Policy Committee and to the Audit and Risk Committee of the Board.

Liquidity Risk Management

The Chief Financial Officer is responsible for managing liquidity risk. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation in both deposits and capital marketing funding sources. Management reports liquidity metrics to the Asset/Liability Management Committee monthly and to the Finance and Trust Oversight Committee of the Board of Directors no less than quarterly. Any policy breach in a liquidity limit will result in the activation of the Liquidity Contingency Funding Plan and is required to be reported to the Treasurer as soon as it is identified and to the Asset/Liability Management Committee within 48 hours. Detailed processes, requirements and controls are contained in our policies and supporting procedures. We continuously monitor market and economic conditions to evaluate emerging stress conditions with assessment and appropriate action plans in accordance with our Liquidity Contingency Plan.

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

The market risk positions of our banking entities and our total company are calculated separately and in total and are reported in comparison to pre-established limits to the Asset/Liability Management Committee monthly and to the Finance and Trust Oversight Committee of the Board no less than quarterly. Management is authorized to utilize financial instruments as outlined in our policy to actively manage market risk exposure. Detailed processes, requirements and controls are contained in our policies and supporting procedures.

Compliance Risk Management

The Chief Compliance Officer is responsible for establishing the compliance management program, for determining specific compliance requirements, and for monitoring performance. Division Presidents are responsible for building and maintaining business processes and controls that meet the requirements of the compliance program.

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

Operational Risk Management

The Chief Operational Risk Officer is responsible for the establishment of operational risk management policies and standards and for governance and monitoring of operational risk at a corporate level. Division Presidents are responsible for managing operational risk within their business areas.

Business areas are accountable for the management of operational risk controls and mitigation of risk. The Operational Risk Management Program establishes requirements and control processes that assure certain consistent practices in the management of operational risk and provides transparency to the corporate operational risk profile. Operational risk practices are currently being aligned with Basel II AMA (“Advanced Measurement Approach”) requirements.

The Operational Risk Management (“ORM”) function plays an active role in monitoring adherence to our operational risk policies and standards as well as in the validation of our operational risk levels, as expressed against our appetite. Key activities performed by ORM include the collection of operational breakdowns; the identification, analysis and escalation of risks and/or issues, and the regular reporting of risk levels to senior management and the Board.

Legal Risk Management

The General Counsel is responsible for managing legal risk by providing legal evaluation and guidance to the enterprise and business areas and by partnering with other risk-related functions such as Compliance and Audit. This evaluation and guidance is based on an assessment of the type and degree of legal risk associated with the internal business area practices and activities and of the controls the business has in place to mitigate legal risks. Legal risk is governed by and defined in our Legal Risk Policy.

Reputation Risk Management

The General Counsel is responsible for managing our overall reputation risk. Reputation risks associated with daily interactions are managed by our business areas. Business area activities are controlled by the frameworks set forth in the Reputation Risk Management Policy and other risk management policies. Each business area determines how much risk it is willing to accept and when it is prudent to execute mitigation activities. From time to time, senior management conducts detailed assessments of our business practices and evaluates them in terms of their potential impact on Capital One’s reputation. The Reputation Risk Management Policy sets forth the obligation of each business area, with direction and guidance from the Reputation Risk Steward and his or her designee, to identify, assess and determine whether and how best to mitigate its reputation risk. The Reputation Risk Steward is responsible for reporting on the assessments of our aggregate reputation risk, as well as the state of our reputation with specific stakeholder groups, to the Chief Risk Officer, the Chief Executive Officer, the Risk Management Committee and the Audit and Risk Committee of the Board of Directors, as appropriate.

Strategic Risk Management

The Chief Executive Officer is responsible for our strategy. The Chief Executive Officer develops an overall corporate strategy and leads alignment of the entire organization with this strategy through definition of strategic imperatives and top-down communication. The Chief Executive Officer and other senior executives spend significant time throughout the entire company sharing our strategic imperatives to promote an understanding of our strategy and connect it to day-to-day associate activities to enable effective execution. Division Presidents are accountable for defining business strategy within the context of the overall corporate level strategy and strategic imperatives. Business strategies are integrated into the corporate strategy and are reviewed separately and together on an annual basis by the Chief Executive Officer and the Board of Directors.

CREDIT RISK PROFILE

Our loan portfolio accounts for the substantial majority of our credit risk exposure. These activities are also governed under our credit policy and are subject to independent review and approval. Below we provide information about our primary loan products, the composition of our loan portfolio, key concentrations and credit performance metrics.

We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, foreign exchange transactions and providing deposit overdraft services. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheet Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 11—Derivative Instruments and Hedging Activities.”

Primary Loan Products

We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial loans.

•

Credit cards: We market a range of credit card products across the credit spectrum and through a variety of channels. Our credit cards generally have variable interest rates. Credit card accounts are underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to a further analysis using a variety of stress conditions. Underwriting decisions are generally based on credit bureau information, including payment history, debt burden and credit scores, such as FICO, and on other factors, such as applicant income. We maintain a credit card securitization program and selectively sell charged-off credit card loans. Prior to February 1, 2013, we had not securitized any credit card loans since 2009. On February 1, 2013, we executed our first credit card securitization transaction in over three and a half years by issuing $750 million of 3-year, AAA rated, fixed-rate notes under our credit card securitization trust.

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

•

Home loans: Most of the existing home loans in our loan portfolio were originated by banks we acquired. The underwriting standards for these loans were less restrictive than our current underwriting standards. Currently, we originate residential mortgage and home equity loans through our branches, direct marketing, and dedicated home loan officers. Our home loan products include conforming and non-conforming fixed rate and adjustable rate mortgage loans, as well as first and second lien home equity loans and lines of credit. Our underwriting standards for conforming loans are designed to meet the underwriting standards required by Fannie Mae, Freddie Mac or Federal Housing Administration (“FHA”)/ Veterans Affairs (“VA”) (the “agencies”) at a minimum, and we sell most of our conforming loans to the agencies. We generally retain non-conforming mortgages and home equity loans and lines of credit. Our underwriting policy limits for these loans include: (1) a maximum loan-to-value ratio of 80% for loans without mortgage insurance; (2) a maximum loan-to-value ratio of 95% for loans with mortgage insurance or for home equity products; (3) a maximum debt-to-income ratio of 50%; and (4) a maximum loan amount of $3.0 million. Our underwriting procedures are intended to verify the income of applicants and obtain appraisals to determine home values. We may, in limited instances, use automated valuation models to determine home values.

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

Loan Portfolio Composition

Total loans that we manage consist of held-for-investment loans recorded on our consolidated balance sheets and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 15 presents the composition of our total loan portfolio, by business segment, as of December 31, 2012 and 2011. Table 15 also displays acquired loans accounted for based on estimated cash flows expected to be collected, which consists of a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions. See the discussion of “Loans Acquired” below in this section for further information.

Table 15: Loan Portfolio Composition

	December 31,
(Dollars in millions)	2012				2011
	Loans	Acquired Loans(1)	Total	% of Total	Loans	Acquired Loans(1)	Total	% of Total
Credit Card business:
Credit card loans:
Domestic credit card loans	$82,058	$270	$82,328	40.0%	$54,682	$—	$54,682	40.3%
International credit card loans	8,614	—	8,614	4.2	8,466	—	8,466	6.2

Total credit card loans	90,672	270	90,942	44.2	63,148	—	63,148	46.5

Installment loans:
Domestic installment loans	795	18	813	0.4	1,927	—	1,927	1.4

Total credit card	91,467	288	91,755	44.6	65,075	—	65,075	47.9

Consumer Banking business:
Auto	27,106	17	27,123	13.2	21,732	47	21,779	16.0
Home loan	7,697	36,403	44,100	21.4	6,321	4,112	10,433	7.7
Other retail	3,870	34	3,904	1.9	4,058	45	4,103	3.0

Total consumer banking	38,673	36,454	75,127	36.5	32,111	4,204	36,315	26.7

Commercial Banking business:(2)
Commercial and multifamily real estate	17,605	127	17,732	8.6	15,573	163	15,736	11.6
Commercial and industrial	19,660	232	19,892	9.7	16,770	318	17,088	12.6

Total commercial lending	37,265	359	37,624	18.3	32,343	481	32,824	24.2

Small-ticket commercial real estate	1,196	—	1,196	0.5	1,503	—	1,503	1.1

Total commercial banking	38,461	359	38,820	18.8	33,846	481	34,327	25.3

Other:
Other loans	154	33	187	0.1	175	—	175	0.1

Total loans held for investment(3)	$168,755	$37,134	$205,889	100.0%	$131,207	$4,685	$135,892	100.0%

(1)	Consists of acquired loans accounted for based on estimated cash flows expected to be collected. See “Note 1—Summary of Significant Accounting Policies” and “Note 5—Loans” for additional information.
(2)	Includes construction loans and land development loans totaling $2.1 billion and $2.2 billion as of December 31, 2012 and 2011, respectively.
(3)	We had a net unamortized premium on purchased loans of $461 million and a net unamortized discount of $4 million as of December 31, 2012 and December 31, 2011, respectively.

Credit Card accounted for $91.8 billion, or 45%, of our total loan portfolio as of December 31, 2012, compared with $65.1 billion, or 48% as of December 31, 2011. We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom. Because of the diversity of our credit card products and national marketing approach, no single geographic concentration exists within the credit card portfolio.

Consumer Banking accounted for $75.1 billion, or 37%, of our loan portfolio as of December 31, 2012, compared with $36.3 billion, or 27%, of our loan portfolio as of December 31, 2011. The auto portfolio is originated primarily on a national basis, with additional originations through our retail branch network. The home loan portfolio is concentrated in New York, California and Louisiana which reflects the characteristics of the legacy Hibernia, North Fork and Chevy Chase Bank portfolios that comprise the majority of our home loans. Retail banking includes small business loans and other consumer lending products originated through our branch network.

Commercial Banking represented $38.8 billion, or 19%, of our loan portfolio as of December 31, 2012, compared with $34.3 billion, or 25%, as of December 31, 2011. We operate our Commercial Banking business primarily in geographic regions where we maintain retail bank branches. Accordingly, the portfolio is concentrated in New York, Louisiana and Texas, which represent our largest retail banking markets. Our small-ticket commercial real estate portfolio, which was originated on a national basis through a broker network, is in a run-off mode.

We provide additional information on the geographic concentration, by loan category, of our loan portfolio in “Note 5—Loans.”

Loans Acquired

As noted above, our portfolio of loans held for investment consists of loans acquired in the Chevy Chase Bank, ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value as of the date of each acquisition. We elect to account for all purchased loans using the guidance for accounting for purchased credit-impaired loans, which is based on expected cash flows, unless specifically scoped out of the guidance.

Loans Acquired and Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected increased to $37.1 billion as of December 31, 2012, from $4.7 billion as of December 31, 2011. The increase was largely due to acquired loans from the ING Direct acquisition.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We increased the allowance and recorded a provision for credit losses of $31 million in 2012 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $57 million and $26 million as of December 31, 2012 and 2011, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

Loans Acquired and Accounted for Based on Contractual Cash Flows

Of the loans acquired in the 2012 U.S. card acquisition, there were loans of $26.2 billion designated as held for investment that had existing revolving privileges at acquisition and were therefore excluded from the accounting guidance applied to the acquired loans described in the paragraphs above.

These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. Fair value was determined by discounting all expected cash flows (contractual principal, interest, finance charges and fees of $33.3 billion less those amounts not expected to be collected of $3.0 billion) at a market discount rate.

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to acquired revolving loans, it is necessary to record an allowance through the provision for credit losses to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. In 2012, we recorded a provision for credit losses of $1.2 billion to establish an initial allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio. The provision for credit losses of $1.2 billion related to these loans is included in the total provision for credit losses of $4.4 billion recorded in 2012.

Excluded from the amounts above are revolving loans acquired in the 2012 U.S. card acquisition with a fair value of $471 million that we designated as held for sale at acquisition. We closed on the sale of these receivables early in the third quarter of 2012.

See “Note 1—Summary of Significant Accounting Policies—Loans” for additional information on our accounting for loans, including purchased loans. See “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses” for additional information on the credit quality of our loan portfolio.

Loan Maturity Profile

Table 16 presents the maturities of loans in our held-for-investment portfolio as of December 31, 2012.

Table 16: Loan Maturity Schedule

	December 31, 2012
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1) (2)	$3,357	$16,699	$45	$20,101
Consumer	762	22,249	12,927	35,938
Commercial	1,288	5,880	5,887	13,055
Other	—	—	35	35

Total fixed-rate loans	5,407	44,828	18,894	69,129

Variable rate:
Credit card(1)	71,639	15	—	71,654
Consumer	7,176	833	31,180	39,189
Commercial	23,350	2,265	150	25,765
Other	128	15	9	152

Total variable-rate loans	102,293	3,128	31,339	136,760

Total loans	$107,700	$47,956	$50,233	$205,889

(1)

Due to the revolving nature of credit card loans, we report all variable-rate credit card loans as due in one year or less. We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less. We assume that our remaining fixed-rate credit card loans will mature within one to three years.

(2)	Includes installment loans of $813 million as of December 31, 2012.

Credit Risk Measurement

We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Key metrics we track in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance, commercial loans. Trends in delinquency rates are a primary indicator of credit risk within our consumer loan portfolios, as changes in delinquency rate provide an early warning of changes in credit losses. The primary indicator of credit risk in our commercial loan portfolios is risk ratings. Because we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming, the level of nonperforming assets represents another indicator of the potential for future credit losses. In addition to delinquency rates, the geographic distribution of our loans provides insight as to the credit quality of the portfolio based on regional economic conditions.

We use borrower credit scores in underwriting for most consumer loans. We do not use credit scores as a primary indicator of credit quality, because product differences, loan structure, and other factors drive large differences in credit quality for a given credit score, and because a borrower’s credit score tends to be a lagging indicator of credit quality. We continuously adjust our credit line management of credit lines and collection strategies based on customer behavior and risk profile changes.

As noted above, our Credit Card business accounted for $91.8 billion, or 45%, of our total loan portfolio as of December 31, 2012, with Domestic Card accounting for $83.1 billion, or 40%, of our total loan portfolio as of December 31, 2012. Based on our most recent data, we estimate that approximately one-third of our Domestic Card portfolio had credit scores less than 660 or no score, based on loan balances, as of December 31, 2012, relatively consistent with the proportion of the Domestic Card portfolio with credit scores below 660 or no score as of December 31, 2011. For loans related to the 2012 U.S. card acquisition and certain other partnerships, data is obtained on a lagged basis.

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. Loans acquired as part of the CCB, ING Direct and 2012 U.S. card acquisitions are included in the denominator used in calculating the credit quality metrics presented below. Because some of these loans are accounted for based on expected cash flows to be collected, which takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 17 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of December 31, 2012 and 2011. Table 17 also presents these metrics adjusted to exclude from the denominator acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

Our 30+ day delinquency metrics include all held-for-investment loans that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due and that are also currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are generally the same for credit card loans, as we continue to classify the substantial majority of credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies—Loans” for information on our policies for classifying loans as nonperforming for each of our loan categories.

Table 17: 30+ Day Delinquencies

(Dollars in millions)	December 31, 2012						December 31, 2011
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$3,001	3.61%	3.62%	$3,001	3.61%	3.62%	$2,073	3.66%	3.66%	$2,073	3.66%	3.66%
International credit card	308	3.58	3.58	387	4.49	4.49	438	5.18	5.18	438	5.18	5.17

Total credit card	3,309	3.61	3.62	3,388	3.69	3.70	2,511	3.86	3.86	2,511	3.86	3.86

Consumer Banking business:
Automobile	1,900	7.00	7.01	2,049	7.55	7.56	1,498	6.88	6.90	1,604	7.36	7.38
Home loan	59	0.13	0.77	380	0.86	4.94	93	0.89	1.47	478	4.58	7.56
Retail banking	30	0.76	0.77	81	2.07	2.09	34	0.83	0.84	94	2.29	2.32

Total consumer banking	1,989	2.65	5.14	2,510	3.34	6.49	1,625	4.47	5.06	2,176	5.99	6.78

Commercial Banking business:
Commercial and multifamily real estate	140	0.79	0.79	248	1.40	1.41	217	1.38	1.40	342	2.17	2.20
Commercial and industrial	73	0.37	0.37	135	0.68	0.69	78	0.45	0.46	152	0.89	0.91

Total commercial lending	213	0.57	0.57	383	1.02	1.03	295	0.91	0.91	494	1.50	1.53

Small-ticket commercial real estate	33	2.74	2.74	43	3.60	3.60	104	6.94	6.94	141	9.38	9.38

Total commercial banking	246	0.63	0.64	426	1.10	1.11	399	1.16	1.18	635	1.85	1.88

Other:
Other loans	11	5.72	6.95	36	19.25	23.38	17	9.65	9.65	46	26.29	26.29

Total	$5,555	2.70%	3.29%	$6,360	3.09%	3.77%	$4,552	3.35%	3.47%	$5,368	3.95%	4.09%

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.

Table 18 presents an aging of 30+ day delinquent loans included in the above table.

Table 18: Aging and Geography of 30+ Day Delinquent Loans

	December 31,
	2012		2011
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$205,889	100.0%	$135,892	100.00%

Delinquency status:
30 – 59 days	$2,664	1.29%	$2,306	1.70%
60 – 89 days	1,440	0.70	1,092	0.80
90 + days	2,256	1.10	1,970	1.45

Total	$6,360	3.09%	$5,368	3.95%

Geographic region:
Domestic	$6,052	2.94%	$4,930	3.63%
International	308	0.15	438	0.32

Total	$6,360	3.09%	$5,368	3.95%

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total held-for-investment loan portfolio, including acquired loans.

Table 19 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of December 31, 2012, 2011 and 2010. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we establish a reserve for finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 19: 90+ Days Delinquent Loans Accruing Interest

(Dollars in millions)	December 31,
	2012		2011		2010
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loan category: (1)
Credit card(2)	$1,510	1.65%	$1,196	1.84%	$1,379	2.25%
Consumer	1	0.00	5	0.01	5	0.01
Commercial	16	0.04	41	0.12	14	0.05

Total	$1,527	0.74%	$1,242	0.91%	$1,398	1.11%

Geographic region:(3)
Domestic	$1,427	0.69%	$1,047	0.77%	$1,195	0.95%
International	100	0.05	195	0.14	203	0.16

Total	$1,527	0.74%	$1,242	0.91%	$1,398	1.11%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)

Includes credit card loans that continue to accrue finance charges and fees until charged-off, which is typically at 180 days past due. The amounts reported for credit card loans are net of billed finance charges and fees that we do not expect to collect. The estimated uncollectible portion of billed finance charges and fees excluded from revenue totaled $937 million, $371 million and $950 million in 2012, 2011 and 2010, respectively. The reserve for uncollectible billed finance charges and fees totaled $307 million, $74 million and $211 million as of December 31, 2012, 2011 and 2010, respectively.

(3)	Calculated by dividing loans in each geographic region as of the end of the period by the total loan portfolio.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, foreclosed property and repossessed assets. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We do not report loans accounted for under the fair value option and loans held for sale as nonperforming. In addition, we separately track and report acquired loans accounted for based on expected cash flows and disclose our delinquency and nonperforming loan rates with and without these acquired loans. See “Note 1—Summary of Significant Accounting Policies—Loans” for information on our policies for classifying loans as nonperforming for each of our loan categories.

Table 20 presents comparative information on nonperforming loans, by loan category, as of December 31, 2012 and 2011, and the ratio of nonperforming loans to our total loans. Nonperforming loans held for sale are excluded from nonperforming loans, as they are recorded at lower of cost or fair value.

Table 20: Nonperforming Loans and Other Nonperforming Assets(1)(2)

(Dollars in millions)	December 31,
	2012(3)		2011
	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Credit card business:
International credit card	$100	1.16%	$—	—%

Total credit card	100	0.11	—	—

Consumer Banking business:
Auto	149	0.55	106	0.48
Home loan	422	0.96	456	4.37
Retail banking	71	1.82	90	2.18

Total consumer banking	642	0.85	652	1.79

Commercial Banking business:
Commercial and multifamily real estate	137	0.77	207	1.32
Commercial and industrial	133	0.67	125	0.73

Total commercial lending	270	0.72	332	1.01
Small-ticket commercial real estate	12	0.97	40	2.63

Total commercial banking	282	0.73	372	1.08

Other:
Other loans	30	15.85	35	20.42

Total nonperforming loans held for investment(4)	$1,054	0.51%	$1,059	0.78%

Other nonperforming assets:
Foreclosed property(5)	$204	0.10%	$169	0.13%
Repossessed assets	22	0.01	20	0.01

Total other nonperforming assets	226	0.11	189	0.14

Total nonperforming assets	$1,280	0.62%	$1,248	0.92%

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

(2)

The nonperforming loan ratio, excluding the impact of acquired loans from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, commercial and industrial, total commercial banking and total nonperforming loans held for investment was 5.48%, 1.83%, 1.66%, 0.78%, 0.68%, 0.73% and 0.62%, respectively, as of December 31, 2012, compared with 7.22%, 2.21%, 2.03%, 1.33%, 0.75%, 1.10% and 0.81%, respectively, as of December 31, 2011. The nonperforming asset ratio, excluding acquired loans, was 0.76% and 0.95% as of December 31, 2012 and 2011, respectively.

(3)

We recognized interest income for loans classified as nonperforming of $32 million and $31 million in 2012 and 2011, respectively. Interest income foregone related to nonperforming loans was $41 million and $44 million in 2012 and 2011, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 0.92% and 1.50% as of December 31, 2012 and 2011, respectively.
(5)	Includes foreclosed properties related to acquired loans of $167 million and $86 million as of December 31, 2012 and 2011, respectively.

Nonperforming loans included troubled debt restructurings (“TDRs”) of $375 million and $170 million as of December 31, 2012 and 2011, respectively. While the amount of nonperforming loans of $1.1 billion as of December 31, 2012 was unchanged from December 31, 2011, the nonperforming loan ratio decreased to 0.51% as of December 31, 2012, from 0.78% as of December 31, 2011. The decrease was primarily attributable to the addition of the ING Direct acquired loans accounted for based on expected cash flows, as well as the improvement in the credit quality of our commercial banking loans.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies—Loans” for information on our charge-off policy for each of our loan categories.

Table 21 presents our net charge-off amounts and rates, by business segment, for 2012, 2011 and 2010. We provide information on charge-off amounts by loan category below in Table 22.

Table 21: Net Charge-Offs

(Dollars in millions)	December 31,
	2012			2011			2010
	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit card	$2,944	3.68%	3.69%	$3,056	4.92%	4.92%	$5,505	8.79%	8.79%
Consumer banking	531	0.74	1.45	484	1.39	1.59	655	1.82	2.17
Commercial banking	42	0.12	0.12	177	0.57	0.58	391	1.31	1.34
Other	38	24.14	24.57	54	25.96	25.96	106	37.80	37.80

Total	$3,555	1.89%	2.34%	$3,771	2.94%	3.06%	$6,657	5.18%	5.45%

Average loans held for investment	$187,915			$128,424			$128,622
Average loans held for investment (excluding acquired loans)(3)	151,668			123,416			122,228

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.

(3)

The carrying value of acquired loans accounted for based on estimated expected cash flows to be collected was $37.1 billion, $4.7 billion and $5.6 billion as of December 31, 2012, 2011 and 2010, respectively.

In the third quarter of 2012, the OCC issued an update to the Bank Accounting Advisory Series requiring the write-down to collateral value of performing consumer loans that have been restructured in bankruptcy. We recognized additional charge-offs of $25 million in the third quarter of 2012, which are reflected in Table 21 above, pursuant to the OCC’s guidance.

Loan Modifications and Restructurings

As part of our customer retention efforts, we may modify loans for certain borrowers who have demonstrated performance under the previous terms. As part of our loss mitigation efforts, we may make loan modifications to a borrower experiencing financial difficulty that are intended to minimize our economic loss and avoid the need for foreclosure or repossession of collateral. We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to improve the long-term collectability of the loan. Our most common types of modifications include a reduction in the borrower’s initial monthly or quarterly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. These modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. In some cases, we may curtail the amount of principal owed by the borrower. Loan modifications in which a concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs. We also classify loan modifications that involve a trial period as TDRs.

Table 22 presents the loan balances as of December 31, 2012 and 2011 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 22 excludes loan modifications that do not meet the definition of a TDR and acquired loans accounted for based on expected cash flows, which we track and report separately.

Table 22: Loan Modifications and Restructurings

	December 31,
(Dollars in millions)	2012	2011
Modified and restructured loans:
Credit card(1)	$873	$898
Auto	328	58
Home loan	145	104
Retail banking	65	80
Commercial banking	383	426

Total	$1,794	$1,566

Status of modified and restructured loans:
Performing	$1,419	$1,396
Nonperforming	375	170

Total	$1,794	$1,566

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

The outstanding balance of loan modifications made to assist borrowers experiencing financial difficulties increased to $1.8 billion as of December 31, 2012, from $1.6 billion as of December 31, 2011. Of these modifications, approximately $375 million, or 21%, were classified as nonperforming as of December 31, 2012, compared with $170 million, or 11%, as of December 31, 2011.

Credit card loan modifications have accounted for the majority of our TDR loan modifications, representing $873 million, or 49%, of the outstanding balance of total TDR loans as of December 31, 2012, and $898 million, or 57%, of the outstanding balance of total TDR loans as of December 31, 2011. The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve a reduction and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In all cases, we cancel the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

Home loan modifications represented $145 million, or 8%, of the outstanding balance of total modified loans as of December 31, 2012, compared with $104 million, or 7%, of the outstanding balance of total modified loans as of December 31, 2011. The majority of our modified home loans involve a combination of an interest rate reduction, term extension or principal forbearance.

Retail banking loan modifications represented $65 million, or 4%, of the outstanding balance of total modified loans as of December 31, 2012 compared with $80 million, or 5%, of the outstanding balance of total loans as of December 31, 2011.

Commercial loan modifications represented $383 million, or 21%, of the outstanding balance of total modified loans as of December 31, 2012, compared with $426 million, or 27%, of the outstanding balance of total modified loans as of December 31, 2011. The vast majority of modified commercial loans include a reduction in interest rate or a term extension.

We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 5—Loans.”

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance commercial nonperforming loans and TDR loans. We do not report nonperforming consumer loans that have not been modified in a TDR as individually impaired, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance. Loans held for sale are also not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude acquired loans accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred, as discussed above under “Item 6. Selected Financial Data.”

Impaired loans, including TDRs, totaled $2.0 billion as of December 31, 2012, compared with $1.8 billion as of December 31, 2011. TDRs accounted for $1.8 billion and $1.6 billion of impaired loans as of December 31, 2012 and 2011, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 5—Loans” and “Note 6—Allowance for Loan and Lease Losses.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our held-for-investment portfolio as of each balance sheet date. We do not maintain an allowance for held-for-sale loans or acquired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects loan and lease losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added.

Table 23, which displays changes in our allowance for loan and lease losses for 2012, 2011 and 2010, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and the charge-offs recorded against our allowance for loan and lease losses.

Table 23: Allowance for Loan and Lease Losses Activity

	December 31,
(Dollars in millions)	2012	2011	2010
Balance at beginning of period, as reported	$4,250	$5,628	$4,127
Impact from January 1, 2010 adoption of new consolidation accounting standards(1)	—	—	4,317

Balance at beginning of period, as adjusted	4,250	5,628	8,444
Provision for credit losses(2) (3)	4,446	2,401	3,895
Charge-offs:
Credit Card business:(3)
Domestic credit card and installment loans	(3,507)	(3,558)	(6,020)
International credit card	(652)	(752)	(761)

Total credit card	(4,159)	(4,310)	(6,781)

Consumer Banking business:
Auto	(631)	(529)	(672)
Home loan	(77)	(104)	(97)
Retail banking	(89)	(99)	(129)

Total consumer banking	(797)	(732)	(898)

Commercial Banking business:
Commercial and multifamily real estate	(23)	(76)	(208)
Commercial and industrial	(32)	(61)	(137)

Total commercial lending	(55)	(137)	(345)
Small-ticket commercial real estate	(39)	(77)	(100)

Total commercial banking	(94)	(214)	(445)
Other loans	(43)	(59)	(114)

Total charge-offs	(5,093)	(5,315)	(8,238)

Recoveries:
Credit Card business:
Domestic credit card and installment loans	975	1,036	1,113
International credit card	240	218	169

Total credit card	1,215	1,254	1,282

Consumer Banking business:
Auto	217	195	215
Home loan	25	27	4
Retail banking	24	26	24

Total consumer banking	266	248	243

Commercial Banking business:
Commercial and multifamily real estate	18	12	20
Commercial and industrial	25	20	32

Total commercial lending	43	32	52
Small-ticket commercial real estate	9	5	2

Total commercial banking	52	37	54

Other loans	5	5	8

Total recoveries	1,538	1,544	1,587

Net charge-offs	(3,555)	(3,771)	(6,651)
Impact loan sales and other changes(3)	15	(8)	(60	)(4)

Balance at end of period(3)	$5,156	$4,250	$5,628

Allowance for loan and lease losses as a percentage of loans held for investment	2.50%	3.13%	4.47%

(1)	Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.
(2)

The total provision for credit losses reported in our consolidated statements of income of $4.4 billion, $2.4 billion and $3.9 billion in 2012, 2011 and 2010, respectively, consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The provision for credit losses reported in the above table relates only to the provision for loan and lease losses. It does not include the negative provision for unfunded lending commitments of $35 million in 2012 and the provision for unfunded lending commitments of $12 million in 2011 and 2010, respectively.

(3)	Includes foreign translation adjustments of $15 million and $8 million in 2012 and 2011, respectively.
(4)

Includes a reduction in our allowance for loan and lease losses of $73 million in 2010 attributable to the sale of certain interest-only option-adjustable rate mortgage (“option-ARM”) bonds and the deconsolidation of securitization trusts related to CCB.

Table 24 presents an allocation of our allowance for loan and lease losses by loan category as of December 31, 2012 and 2011.

Table 24: Allocation of the Allowance for Loan and Lease Losses

	December 31,
	2012		2011
(Dollars in millions)	Amount	% of Total HFI Loans(1)	Amount	% of Total HFI Loans(1)
Credit Card business:
Domestic credit card and installment loans	$3,526	4.24%	$2,375	4.20%
International credit card	453	5.26	472	5.58

Total credit card	3,979	4.34	2,847	4.37

Consumer Banking business:
Auto	486	1.79	391	1.80
Home loan	113	0.26	98	0.94
Retail banking	112	2.87	163	3.97

Total consumer banking	711	0.95	652	1.80

Commercial Banking business:
Commercial and multifamily real estate	239	1.35	415	2.64
Commercial and industrial	116	0.58	199	1.17

Total commercial lending	355	0.94	614	1.87
Small-ticket commercial real estate	78	6.52	101	6.75

Total commercial banking	433	1.12	715	2.08

Other loans	33	17.65	36	20.57

Total	$5,156	2.50%	$4,250	3.13%

Total allowance coverage ratios:
Period-end loans	$205,889	2.50%	$135,892	3.13%
Period-end loans (excluding acquired loans)	168,755	3.02	131,207	3.24
Nonperforming loans(2)	1,054	489.18	1,059	401.32
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$3,388	117.44%	$2,511	113.38%
Consumer banking (30 + day delinquent loans)	2,510	28.33	2,176	29.96
Commercial banking (nonperforming loans)	282	153.55	372	192.20

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

As permitted by regulatory guidance issued by the FFIEC, our policy is generally not to classify domestic credit card loans as nonperforming. We generally accrue interest on domestic credit card loans through the date of charge-off, which is typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 111.67% as of December 31, 2012 and 132.48% as of December 31, 2011.

We increased our allowance by $906 million in 2012 to $5.2 billion as of December 31, 2012. The increase was primarily driven by the establishment of an initial allowance of $1.2 billion related to the addition of the $26.2 billion in outstanding receivables acquired in the 2012 U.S. card acquisition that had existing revolving privileges at acquisition. The allowance for these loans was calculated using the same methodology utilized for determining the allowance for our existing credit card loan portfolio.

On October 29, 2012, Hurricane Sandy made landfall on the New Jersey coast, resulting in severe disaster in coastal counties in Connecticut, New Jersey and New York and varying degrees of damage and disruption in other Northeast and Mid-Atlantic states. Because we have significant consumer and commercial loan exposure in Connecticut, New Jersey and New York, the storm and its aftermath resulted in an elevated risk of loss for us within this region. Based on our assessment of the impact of Hurricane Sandy on our loan portfolio, we recorded an allowance of $39 million as of December 31, 2012, which is included in our allowance for loan and lease losses of $5.2 billion as of December 31, 2012.

Although the allowance increased in 2012, the coverage ratio of the allowance to total loans held for investment fell by 63 basis points to 2.50% as of December 31, 2012, from 3.13% as of December 31, 2011. The decrease in the allowance coverage ratio was largely due to the addition of loans acquired in the ING Direct and 2012 U.S. card acquisitions accounted for based on estimated cash flows expected to be collected. As discussed above in “Item 6. Selected Financial Data,” because the accounting for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition.

We describe our methodology for determining our allowance for loan and lease losses, by loan category, in “Note 1—Summary of Significant Accounting Policies—Allowance for Loan and Lease Losses.” Also, see “Critical Accounting Policies and Estimates—Allowance for Loan and Lease Losses” and “Note 6—Allowance for Loan and Lease Losses” for additional information.

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

Table 25 below presents the fair value of our liquidity reserves as of December 31, 2012 and 2011.

Table 25: Liquidity Reserves

	December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$11,058	$5,838
Investment securities available for sale(1)	63,979	38,759
Less: Pledged investment securities available for sale	(13,811)	(8,762)

Unencumbered investment securities available for sale	50,168	29,997

Total liquidity reserves	$61,226	$35,835

(1)	The weighted average life of our available-for-sale securities was approximately 4.3 and 2.9 years as of December 31, 2012 and 2011, respectively.

Our liquidity reserves increased by $25.4 billion, or 71%, in 2012, to $61.2 billion as of December 31, 2012. This increase reflected the addition of $30.2 billion of investment securities available for sale from the ING Direct acquisition, which was partially offset by the sale of $16.9 billion of investment securities. It also reflects an increase of $5.2 billion in cash and cash equivalents, which includes higher cash held as of December 31, 2012 in anticipation of the January 2, 2013 redemption of the $3.65 billion in trust preferred securities.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and, to a lesser extent, loan securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs.

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 26 provides a summary of the composition of period end, average deposits, interest expense and the average deposit rate paid for 2012, 2011 and 2010.

Table 26: Deposit Composition and Average Deposit Rates

	December 31, 2012
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,467	$19,741	N/A	9.7%	N/A
Negotiable order of withdrawal (“NOW”) accounts	40,591	34,179	$212	16.8	0.62%
Money market deposit accounts	104,540	99,734	684	49.1	0.69
Savings accounts	28,285	30,457	101	15.0	0.33
Other consumer time deposits	11,028	12,762	258	6.4	2.02

Total core deposits	206,911	196,873	1,255	97.0	0.64
Public fund certificates of deposit of $100,000 or more	51	70	0	0.0	0.00
Certificates of deposit of $100,000 or more	4,444	4,806	144	2.4	3.00
Foreign time deposits	1,079	1,305	4	0.6	0.31

Total customer deposits	$212,485	$203,054	$1,403	100.0%	0.69%

	December 31, 2011
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$18,281	$17,051	N/A	13.5%	N/A
NOW accounts	15,038	13,285	$41	10.5	0.31%
Money market deposit accounts	46,496	46,455	396	36.6	0.85
Savings accounts	31,433	29,640	218	23.4	0.74
Other consumer time deposits	11,471	13,855	351	10.9	2.53

Total core deposits	122,719	120,286	1,006	94.9	0.84
Public fund certificates of deposit of $100,000 or more	85	108	2	0.1	1.85
Certificates of deposit of $100,000 or more	4,501	5,526	175	4.4	3.17
Foreign time deposits	921	774	4	0.6	0.52

Total customer deposits	$128,226	$126,694	$1,187	100.0%	0.94%

	December 31, 2010
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$15,048	$14,267	N/A	12.0%	N/A
NOW accounts	13,536	12,032	$36	10.1	0.30%
Money market deposit accounts	44,485	42,159	409	35.4	0.97
Savings accounts	26,077	21,854	188	18.4	0.86
Other consumer time deposits	15,753	20,655	585	17.4	2.83

Total core deposits	114,899	110,967	1,218	93.3	1.10
Public fund certificates of deposit of $100,000 or more	177	265	5	0.2	2.03
Certificates of deposit of $100,000 or more	6,300	6,912	237	5.8	3.43
Foreign time deposits	834	866	5	0.7	0.57

Total customer deposits	$122,210	$119,010	$1,465	100.0%	1.23%

Total deposits increased by $84.3 billion, or 66%, in 2012 to $212.5 billion as of December 31, 2012. The increase in deposits reflects the addition of $84.4 billion in deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and our continued strategy to leverage our bank outlets to attract lower cost deposit funding. Approximately $1.1 billion and $921 million of our total customer deposits were held in foreign banking offices as of December 31, 2012 and 2011, respectively.

We have brokered deposits which we obtained through the use of third-party intermediaries. Brokered deposits are included in money market deposit accounts and other consumer time deposits in Table 26 above. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of December 31, 2012, and therefore permitted to maintain brokered deposits. Our brokered deposits totaled $10.0 billion, or 5% of total deposits, as of December 31, 2012 and $13.0 billion, or 10% of total deposits, as of December 31, 2011. We expect to replace maturing brokered deposits with new brokered deposits or other sources of funding, which may include branch or direct deposits.

Table 27 presents the contractual maturities of large-denomination time deposits of $100,000 or more. Our funding and liquidity management activities factor into the expected maturities of these deposits. Based on past activity, we expect to retain a portion of these deposits as they mature. Accordingly, we expect the actual net cash outflows will be less than the contractual maturity amounts.

Table 27: Maturities of Large Domestic Denomination Certificates—$100,000 or More

	December 31,
	2012		2011
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$447	10.0%	$496	10.8%
> 3 months to 6 months	451	10.0	460	10.0
> 6 months to 12 months	1,948	43.3	643	14.0
> 12 months to 10 years	1,649	36.7	2,987	65.2

Total	$4,495	100.0%	$4,586	100.0%

Short-Term Borrowings

We also have access to and utilize various other short-term borrowings to support our operations. These borrowings are generally in the form of federal funds purchased and resale agreements. In addition, we may utilize short-term as well as long-term FHLB advances for our funding needs. FHLB advances are secured by certain of our loan portfolios and investment securities. Our short-term borrowings typically have not represented a significant portion of our overall funding. In the fourth quarter of 2012, however, we significantly increased our short-term FHLB advances in our portfolio to build our liquidity in anticipation of the redemption of the $3.65 billion in outstanding trust preferred securities on January 2, 2013, as well as to cover seasonal loan growth and to fund increases in our investment securities.

Table 28 provides information on our short-term borrowings in 2012, 2011 and 2010.

Table 28: Short-Term Borrowings

(Dollars in millions)	Maximum Month-End Outstanding Amount	Year-End Outstanding Amount	Average Outstanding Amount	Average Interest Rate	Year-End Weighted Average Interest Rate
2012:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,381	$1,248	$1,018	0.18%	0.28%
FHLB advances	19,900	19,900	7,169	0.25	0.27
2011:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2,111	$1,464	$2,186	0.21%	0.30%
FHLB advances	5,835	5,835	1,110	0.19	0.13
2010:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2,469	$1,517	$1,731	0.23%	0.13%

Other Funding Sources

We also access the capital markets to meet our funding needs through the use of federal funds purchased and securities loaned or sold under agreements to repurchase, the issuance of senior and subordinated notes, other borrowings, and loan securitization transactions. In addition, we utilize advances from the FHLB for our funding needs. FHLB advances are secured by certain of our loan portfolios and investment securities.

Our debt, including federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, such as FHLB advances, but excluding securitized debt obligations, totaled $38.5 billion as of December 31, 2012, up from $23.0 billion as of December 31, 2011. The $15.5 billion increase in our debt, excluding securitized debt obligations, was primarily attributable to the proceeds of approximately $2.3 billion from the issuance of senior notes, a $14.1 billion increase in short-term FHLB advances, as well as a decrease of $632 million due to the maturity of one senior note.

We regularly participate in the federal funds market to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in a time of need. We expect monthly fluctuations in our borrowings, as borrowing amounts are highly dependent on our counterparties’ cash positions.

Table 29 presents our short-term borrowings, long-term debt and the maturity profile based on expected maturities as of December 31, 2012. We provide additional information on our short-term borrowings and long-term debt in “Note 10—Deposits and Borrowings.”

Table 29: Contractual Maturity Profile of Short-term Borrowings and Long-term Debt

	December 31, 2012
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,248	$—	$—	$—	$—	$—	$1,248
FHLB advances	19,900	—	—	—	—	—	19,900

Total short-term borrowings	21,148	—	—	—	—	—	21,148

Long-term debt:
Securitized debt obligations	2,628	2,900	502	1,329	3,764	275	11,398
Senior and subordinated notes:
Unsecured senior debt	285	2,313	2,663	760	1,793	1,309	9,123
Unsecured subordinated debt	507	104	—	1,174	0	1,778	3,563

Total senior and subordinated notes	792	2,417	2,663	1,934	1,793	3,087	12,686

Other long-term borrowings:
Junior subordinated debt	—	—	—	—	—	3,641	3,641
FHLB advances	16	945	22	20	19	15	1,037

Total other long-term borrowings	16	945	22	20	19	3,656	4,678

Total long-term debt(1)	3,436	6,262	3,187	3,283	5,576	7,018	28,762

Total short-term borrowings and long-term debt	$24,584	$6,262	$3,187	$3,283	$5,576	$7,018	$49,910

Percentage of total	49%	13%	6%	7%	11%	14%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $30 million as of December 31, 2012.

Borrowing Capacity

We filed a new effective shelf registration statement with the SEC on April 30, 2012, which will expire three years from the filing date, under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions.

In addition to issuance capacity under the shelf registration statement, we also have access to FHLB Advances and Letters of Credit with a maximum borrowing capacity of $ 38.2 billion as of December 31, 2012. This borrowing capacity was secured by posting $32.6 billion of loans and $5.6 billion of securities as collateral. We had $21.2 billion outstanding as of December 31, 2012, and $17.0 billion still available to us to borrow against under this program. This funding source is non-revolving and funding availability is subject to market conditions. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership and borrowings are secured by our investment in FHLB stock, which totaled $1.3 billion and $362 as of December 31, 2012 and 2011, respectively.

Covenants

The terms of certain lease and credit facility agreements related to other borrowings and operating leases include several financial covenants that require performance measures and equity ratios to be met. If these covenants are not met, there may be an acceleration of the payment due dates noted in Table 29. As of December 31, 2012, we were not in default of any such covenants.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 30 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of December  31, 2012 and 2011.

Table 30: Senior Unsecured Debt Credit Ratings

	2012			2011
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

*	low
**	high

As of February 25, 2013, Moody’s and Fitch have categorized us as a stable outlook, while S&P categorized us as negative outlook.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 31 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of December 31, 2012. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 31 excludes certain obligations where the obligation is short-term or subject to valuation based on market factors, such as trade payables and trading liabilities. The table also excludes the representation and warranty reserve of $899 million as of December 31, 2012 and obligations for pension and postretirement benefit plans, which are discussed in more detail in “Note 17—Employee Benefit Plans.”

Table 31: Contractual Obligations

	December 31, 2012
(Dollars in millions)	Up to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)	$10,855	$3,765	$468	$435	$15,523
Securitized debt obligations	2,628	3,402	5,093	275	11,398
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,248	—	—	—	1,248
Senior and subordinated notes	792	5,080	3,727	3,087	12,686
Other borrowings(2)	19,916	967	39	3,656	24,578

Total other debt	21,956	6,047	3,766	6,743	38,512

Operating leases	212	399	346	801	1,758
Purchase obligations(3)(4)	295	142	92	—	529

Total	$35,946	$13,755	$9,765	$8,254	$67,720

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.
(2)	Other borrowings include junior subordinated debt and FHLB advances.
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

We are exposed to changes in foreign exchange rates, which may impact the earnings of our foreign operations. We monitor and manage our material foreign currency denominated transactions and exposures through the use of derivatives to limit our earnings sensitivity exposure to foreign exchange risk. The estimated reduction in our 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability was less than 2.0% as of December 31, 2012 and 2011. The precision of this estimate is limited due to the inherent uncertainty of the underlying forecast assumptions.

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

The outstanding notional amount of our derivative contracts decreased to $57.8 billion as of December 31, 2012, from $73.2 billion as of December 31, 2011. The decrease in the notional amount of our derivative contracts was primarily attributable to the termination of the ING Direct-related swap transactions that were executed to manage the anticipated impact of the ING Direct acquisition on our market risk exposure and regulatory capital requirements. From the date we entered into the agreement to acquire ING Direct to early August 2011, interest rates declined substantially, which resulted in an increase in the estimated fair value of the ING Direct net assets and liabilities. In order to capture some of the anticipated benefits to regulatory capital on the closing date attributable to this decline in interest rates, we entered into various interest-rate swap transactions with a total notional principal amount of approximately $24.8 billion. These combined swap transactions were intended to mitigate the effect of a rise in interest rates on the fair values of a significant portion of the ING Direct assets and liabilities during the period from when we entered into the swap transactions to the anticipated closing date of the ING Direct acquisition in early 2012. In conjunction with our close of the ING Direct acquisition on February 17, 2012, we terminated the ING Direct-related swap transactions.

Market Risk Measurement

We have prescribed risk management policies and limits established by our Asset/Liability Management Committee and approved by the Finance Committee of the Board. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates and foreign exchange rates on our earnings and the economic value of equity.

We consider the impact on both earnings and economic value of equity in measuring and managing our interest rate risk. Our earnings sensitivity measure estimates the impact on net interest income and the valuation of our mortgage servicing rights, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measurements are based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes.

The federal funds rate remained at a target range of zero to 0.25% during 2012. Given the level of short-term rates as of December 31, 2012 and 2011, a scenario where interest rates would decline by 200 basis points is not plausible. In 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease, except in scenarios where a 50 basis point decline would result in a rate less than 0% (in which case we assume a rate scenario of 0%), to compensate for the continued low rate environment. Our current asset/liability management policy also includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk.

Table 32 shows the estimated percentage impact on our adjusted projected net interest income and economic value of equity, calculated under alternative hypothetical interest rate scenarios, as of December 31, 2012 and 2011. Our adjusted projected net interest income consists of net interest income adjusted to include changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume a hypothetical gradual increase in interest rates of 200 basis points and a hypothetical gradual decrease of 50 basis points relative to implied forward rates over the next twelve months. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates.

We recently revised two assumptions used to calculate our earnings sensitivity measures. First, in addition to our existing assets and liabilities, we now incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. Second, we changed the interest rate scenario used to measure and evaluate the impact on the baseline forecast to assess our earnings sensitivity. We previously measured our earnings sensitivity assuming a gradual plus or minus 200 basis point change in forward rates. Our assumption is now based on an instantaneous plus or minus 200 basis point shock as described above, with the lower rate scenario limited to zero. We will continue to factor into our interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios, for all of sensitivity measures.

Table 32 includes our earnings sensitivity as of December 31, 2012 based on our revised methodology, as well as our previous methodology. Our revised methodology results in a slightly higher asset sensitivity position, which is attributable to a higher forecasted volume of rate sensitive assets versus rate sensitive liabilities and the impact of a more severe instantaneous shock. We have not revised our methodology for measuring our economic value of equity sensitivities. Accordingly, the economic value sensitivity measures presented under our revised methodology are the same as those presented under our previous methodology.

Table 32: Interest Rate Sensitivity Analysis

		December 31, 2011
(Dollars in millions)	December 31, 2012	Excluding ING Direct Swaps(1)	Including ING Direct Swaps
Previous methodology:
Impact on adjusted projected base-line net interest income:
+ 200 basis points	1.3%	1.2%	13.7%
-50 basis points	(0.9)	(0.5)	(3.9)
Impact on economic value of equity:
+ 200 basis points	(3.1)	(1.0)	3.2
-50 basis points	(1.4)	(0.4)	(1.5)
Revised methodology:
Impact on adjusted projected base-line net interest income:
+ 200 basis points	2.7%	NA	NA
-50 basis points	(1.7)	NA	NA
Impact on economic value of equity:
+ 200 basis points	(3.1)	(1.0)	3.2
-50 basis points	(1.4)	(0.4)	(1.5)

NA	Comparable information for December 31, 2011 is not available.
(1)	Calculated excluding the impact of the interest rate swap transactions of approximately $24.8 billion entered into to mitigate some of the interest rate risk related to the ING Direct acquisition.

Because of the large but temporary impact of the ING Direct-related swap transactions on our standard interest rate risk reporting measures, we expanded our standard interest rate sensitivity analysis to present our interest rate risk measures as of December 31, 2011 both with and without the impact of the $24.8 billion of interest rate swaps described above. This presentation highlights changes in our core interest rate risk profile and the incremental impact of the ING Direct-related swaps on our core profile over the time period that the swaps remained outstanding. Excluding the $24.8 billion swap transactions, our interest rate sensitivity measures reflect that we became modestly more asset sensitive between December 31, 2011 and December 31, 2012. Our projected net interest income and economic value of equity sensitivity measures, both including and excluding the impact of the ING Direct related swap transactions, were within our prescribed asset/liability policy limits as of December 31, 2012 and 2011. Additionally, the new earnings sensitivity method results in a slightly higher asset sensitivity position compared to the previous method, resulting from a higher forecasted volume of rate sensitive assets versus rate sensitive liabilities in addition to the impact of an instantaneous rate shock.

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

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The above sensitivity analyses contemplate only certain movements in interest rates and are performed at a particular point in time based on the existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ from our projections, which could cause our actual earnings and economic value of equity sensitivities to differ from the above sensitivity analyses.

SUPPLEMENTAL TABLES

See “Item 6. Selected Financial Data” for information on our supplemental non-GAAP managed results, which we presented prior to our January 1, 2010 prospective adoption of the new consolidation standards. The adoption of these new accounting standards resulted in the consolidation of substantially all of our securitization trusts. As a result, our reported and managed based presentations are generally comparable for periods beginning after January 1, 2010.

Table A—Loan Portfolio Composition

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Reported loans held for investment:
Credit Card:
Credit card loans:
Domestic credit card loans	$82,328	$54,682	$49,979	$13,374	$20,624
International credit card loans	8,614	8,466	7,513	2,229	2,872
Total credit card loans	90,942	63,148	57,492	15,603	23,496
Installment loans:
Domestic installment loans	813	1,927	3,870	6,693	10,131
International installment loans	—	—	9	44	119

Total installment loans	813	1,927	3,879	6,737	10,250

Total credit card	91,755	65,075	61,371	22,340	33,746

Consumer Banking:
Auto	27,123	21,779	17,867	18,186	21,495
Home loan	44,100	10,433	12,103	14,893	10,098
Retail banking	3,904	4,103	4,413	5,135	5,604

Total consumer banking	75,127	36,315	34,383	38,214	37,197

Total consumer loans	166,882	101,390	95,754	60,554	70,943

Commercial Banking:
Commercial and multifamily real estate	17,732	15,736	13,619	13,995	13,388
Commercial and industrial	19,892	17,088	14,504	13,617	13,629

Total commercial lending	37,624	32,824	28,123	27,612	27,017
Small-ticket commercial real estate	1,196	1,503	1,842	2,153	2,609

Total commercial banking	38,820	34,327	29,965	29,765	29,626

Other:
Other loans	187	175	228	300	449

Total reported loans held for investment	$205,889	$135,892	$125,947	$90,619	$101,018

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Securitization adjustments:
Credit Card business:
Credit card loans:
Domestic credit card loans	$—	$—	$—	$39,827	$39,254
International credit card loans	—	—	—	5,951	5,729

Total credit card loans	—	—	—	45,778	44,983

Installment loans:
Domestic installment loans	—	—	—	406	936

Consumer Banking:
Auto	—	—	—	—	—

Total consumer banking	—	—	—	—	—

Total securitization adjustments	$—	$—	$—	$46,184	$45,919

Managed loans held for investment:
Credit Card business:
Credit card loans:
Domestic credit card loans	$82,328	$54,682	$49,979	$53,201	$59,878
International credit card loans	8,614	8,466	7,513	8,180	8,601

Total credit card loans	90,942	63,148	57,492	61,381	68,479

Installment loans:
Domestic installment loans	813	1,927	3,870	7,099	11,067
International installment loans	—	—	9	44	119

Total installment loans	813	1,927	3,879	7,143	11,186

Total credit card	91,755	65,075	61,371	68,524	79,665

Consumer Banking:
Auto	27,123	21,779	17,867	18,186	21,495
Home loan	44,100	10,433	12,103	14,893	10,098
Retail banking	3,904	4,103	4,413	5,135	5,604

Total consumer banking	75,127	36,315	34,383	38,214	37,197

Total consumer loans	166,882	101,390	95,754	106,738	116,862

Commercial Banking:
Commercial and multifamily real estate	17,732	15,736	13,619	13,995	13,388
Commercial and industrial	19,892	17,088	14,504	13,617	13,629

Total commercial lending	37,624	32,824	28,123	27,612	27,017
Small-ticket commercial real estate	1,196	1,503	1,842	2,153	2,609

Total commercial banking	38,820	34,327	29,965	29,765	29,626

Other:
Other loans	187	175	228	300	449

Total managed loans held for investment	$205,889	$135,892	$125,947	$136,803	$146,937

Table B—Performing Delinquencies

	December 31,
	2012(2)		2011(2)		2010(2)		2009(2)		2008
(Dollars in millions)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)
Reported:(1)
Loans held for investment	$205,889	100.00%	$135,892	100.00%	$125,947	100.00%	$90,619	100.00%	$101,018	100.00%

Delinquent loans:
30-59 days	$2,629	1.28%	$2,267	1.67%	$1,968	1.56%	$1,908	2.10%	$2,325	2.30%
60-89 days	1,399	0.68	1,043	0.77	1,064	0.85	985	1.09	1,094	1.08
90-119 days	628	0.30	497	0.36	559	0.44	356	0.39	410	0.41
120-149 days	485	0.24	390	0.29	446	0.36	190	0.21	230	0.23
150 or more days	414	0.20	355	0.26	393	0.31	164	0.18	194	0.19

Total	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$3,603	3.98%	$4,253	4.21%

By geographic area:
Domestic	$5,247	2.55%	$4,114	3.03%	$3,998	3.18%	$3,460	3.82%	$4,107	4.07%
International	308	0.15	438	0.32	432	0.34	143	0.16	146	0.14

Total	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$3,603	3.98%	$4,253	4.21%

Managed:(1)
Loans held for investment	$205,889	100.00%	$135,892	100.00%	$125,947	100.00%	$136,803	100.00%	$146,937	100.00%

Delinquent loans:
30-59 days	$2,629	1.28%	$2,267	1.67%	$1,968	1.56%	$2,623	1.92%	$2,987	2.03%
60-89 days	1,399	0.68	1,043	0.77	1,064	0.84	1,576	1.15	1,582	1.08
90-119 days	628	0.30	497	0.36	559	0.44	895	0.65	817	0.56
120-149 days	485	0.24	390	0.29	446	0.35	660	0.48	569	0.39
150 or more days	414	0.20	355	0.26	393	0.31	568	0.42	476	0.32

Total	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%

By geographic area:
Domestic	$5,247	2.55%	$4,114	3.03%	$3,998	3.18%	$5,783	4.23%	$5,915	4.03%
International	308	0.15	438	0.32	432	0.34	539	0.39	516	0.35

Total	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$6,322	4.62%	$6,431	4.38%

(1)

Credit card loan balances are reported net of the finance charge and fee reserve, which totaled $307 million, $74 million, $211 million, $624 million, $630 million as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)

Acquired loan portfolio is included in loans held for investment, but excluded from delinquent loans as these loans are considered performing in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. As of December 31, 2012, 2011 and 2010, the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $369 million, $162 million and $199 million, respectively. For loans 90+ days past due, see “Table C—Nonperforming Assets.”

(3)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

Table C—Nonperforming Assets

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Nonperforming loans held for investment:(1)(2) (3)
Credit Card:
International Credit Card	$100	$—	$—	$—	$—

Total credit card	100	—	—	—	—

Consumer Banking:
Auto	149	$106	$99	$143	$165
Home loan	422	456	486	323	104
Retail banking(4)	101	125	145	121	150

Total consumer banking	672	687	730	587	419

Commercial Banking:
Commercial and multifamily real estate	137	207	276	429	142
Commercial and industrial	133	125	181	178	76

Total commercial lending	270	332	457	607	218
Small-ticket commercial real estate	12	40	38	95	167

Total commercial banking	282	372	495	702	385

Total nonperforming loans held for investment	1,054	1,059	1,225	1,289	804

Other nonperforming assets:
Foreclosed property(5)	204	169	306	234	89
Repossessed assets	22	20	20	24	66

Total nonperforming assets	$1,280	$1,248	$1,551	$1,547	$959

Nonperforming loans as a percentage of loans held for investment(2)	0.51%	0.78%	0.97%	0.94%	0.80%
Nonperforming assets as a percentage of loans held for investment plus total other nonperforming assets(2)	0.62%	0.92%	1.23%	1.13%	0.95%

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

(2)

Our calculation of nonperforming loan and asset ratios includes the impact of acquired loans. However, we do not report acquired loans as nonperforming unless they do not perform in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. The nonperforming loan ratios, excluding the impact of acquired loans for commercial and multifamily real estate, commercial and industrial, total commercial banking, home loan, retail banking, total consumer banking, and total nonperforming loans held for investment were 0.78%, 0.68%, 0.73%, 5.48%, 1.83%, 1.66% and 0.62%, respectively, as of December 31, 2012, compared with 1.33%, 0.75%, 1.10%, 7.22%, 2.21%, 2.03% and 0.81%, respectively, as of December 31, 2011. The nonperforming asset ratio, excluding acquired loans, was 0.76% and 0.95% as of December 31, 2012 and 2011, respectively.

(3)

The performing loan modifications and restructuring totaled $1.4 billion as of December 31, 2012 and 2011, respectively, and $1.0 billion and $713 million as of December 31, 2010 and 2009. There were an immaterial amount of loan modifications and restructurings in 2008.

(4)	Other loans are included in retail banking for all years presented.
(5)	Includes foreclosed properties related to acquired loans of $167 million, $86 million and $201 million as of December 31, 2012, 2011 and 2010, respectively.

Table D—Net Charge-offs(1)

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Reported:
Average loans held for investment(2)	$187,915	$128,424	$128,526	$99,787	$98,971
Net charge-offs	3,555	3,771	6,651	4,568	3,478
Net charge-off rate(3)	1.89%	2.94%	5.18%	4.58%	3.51%
Managed:
Average loans held for investment(2)	$187,915	$128,424	$128,622	$143,514	$147,812
Net charge-offs	3,555	3,771	6,657	8,421	6,425
Net charge-off rate(3)	1.89%	2.94%	5.18%	5.87%	4.35%

(1)

Net charge-offs reflect charge-offs, net of recoveries, related to our total held-for-investment loan portfolio, which we previously referred to as our “managed” loan portfolio. The total held-for-investment loan portfolio includes loans recorded on our balance sheet and loans held in our securitization trusts.

(2)

The average balance of acquired loans, which are included in the total average loans held for investment used in calculating the net charge-off rates, was $36.2 billion, $5.0 billion, $6.3 billion and $6.8 billion in 2012, 2011, 2010 and 2009, respectively. There were no acquired loans included in the total average loans held for investment in 2008.

(3)	Calculated for each loan category by dividing net charge-offs for the period divided by average loans held for investment during the period.

Table E—Summary of Allowance for Loan and Lease Losses

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Balance as of beginning of period, as reported	$4,250	$5,628	$4,127	$4,524	$2,963
Impact from January 1, 2010 adoption of new consolidation accounting standards	—	—	4,317 (1)	—	—

Balance at beginning of period, as adjusted	4,250	5,628	8,444	4,524	2,963
Provision for credit losses	4,446	2,401	3,895	4,230	5,101
Charge-offs:
Domestic credit card and installment loans	(3,507)	(3,558)	(6,020)	(3,050)	(2,244)
International credit card and installment loans	(652)	(752)	(761)	(284)	(255)
Consumer banking	(797)	(732)	(898)	(1,357)	(1,396)
Commercial banking	(94)	(214)	(445)	(444)	(87)
Other loans	(43)	(59)	(114)	(207)	(169)

Total charge-offs	(5,093)	(5,315)	(8,238)	(5,342)	(4,151)

Recoveries:
Domestic credit card and installment loans	975	1,036	1,113	447	425
International credit card and installment loans	240	218	169	52	65
Consumer banking	266	248	243	263	178
Commercial banking	52	37	54	10	4
Other loans	5	5	8	2	1

Total recoveries	1,538	1,544	1,587	774	673

Net charge-offs	(3,555)	(3,771)	(6,651)	(4,568)	(3,478)
Impact from acquisitions, sales and other changes	15	(8)	(60)	(59)	(62)

Balance at the end of period	$5,156	$4,250	$5,628	$4,127	$4,524

Allowance for loan and lease losses as a percentage of loans held for investment	2.50%	3.13%	4.47%	4.55%	4.48%

Allowance for loan and lease losses by geographic distribution:
Domestic	$4,703	$3,778	$5,168	$3,928	$4,331
International	453	472	460	199	193

Total	$5,156	$4,250	$5,628	$4,127	$4,524

Allowance for loan and lease losses by loan category:
Domestic card	$3,526	$2,375	$3,581	$1,927	$2,544
International card	453	472	460	199	193
Consumer banking	711	652	675	1,076	1,314
Commercial banking	433	715	830	786	301
Other	33	36	82	139	172

Total	$5,156	$4,250	$5,628	$4,127	$4,524

(1)	Includes an adjustment of $53 million made in the second quarter of 2010 for the impact as of January 1, 2010 of impairment on consolidated loans accounted for as TDRs.

Table F— Reconciliation of Non-Gaap Measures and Calculation of Regulatory Capital Measures Under Basel I

	December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Stockholders’ equity to non-GAAP tangible common equity
Total stockholders’ equity	$40,499	$29,666	$26,541	$26,590	$26,611
Less: Intangible assets(1)	(16,224)	(13,908)	(13,983)	(14,107)	(12,445)
Noncumulative perpetual preferred stock(2)	(853)	—	—	—	—

Tangible common equity	$23,422	$15,758	$12,558	$12,483	$14,166

Total assets to tangible assets
Total assets	$312,918	$206,019	$197,503	$169,646	$165,913
Less: Assets from discontinued operations	(309)	(305)	(362)	(24)	—

Total assets from continuing operations	312,609	205,714	197,141	169,622	165,913
Less: Intangible assets(1)	(16,224)	(13,908)	(13,983)	(14,107)	(12,445)

Tangible assets	$296,385	$191,806	$183,158	$155,515	$153,468

Non-GAAP TCE ratio
Tangible common equity	$23,422	$15,758	$12,558	$12,483	$14,166
Tangible assets	296,385	191,806	183,158	155,515	153,468
TCE ratio(3)	7.9%	8.2%	6.9%	8.0%	9.2%
Regulatory capital ratios
Total stockholders’ equity	$40,499	$29,666	$26,541	$26,590	$26,611
Less: Net unrealized losses (gains) on securities available for sale recorded in AOCI(4)	(712)	(289)	(368)	(200)	783
Net losses on cash flow hedges recorded in AOCI(4)	2	71	86	92	215
Disallowed goodwill and other intangible assets(5)	(14,428)	(13,855)	(13,953)	(14,125)	(12,482)
Disallowed deferred tax assets	—	(534)	(1,150)	—	—
Noncumulative perpetual preferred stock(2)	(853)	—	—	—	—
Other	(12)	(2)	(2)	(2)	(2)

Tier 1 common capital	24,496	15,057	11,154	12,355	15,125
Plus: Noncumulative perpetual preferred stock(2)	853	—	—	—	—
Tier 1 restricted core capital items(6)	2	3,635	3,636	3,634	1,642

Tier 1 capital	25,351	18,692	14,790	15,989	16,767

Plus: Long-term debt qualifying as Tier 2 capital	2,119	2,438	2,827	3,018	1,813
Qualifying allowance for loan and lease losses	2,830	1,979	3,748	1,581	1,630
Other Tier 2 components	13	23	29	4	1

Tier 2 capital	4,962	4,440	6,604	4,603	3,444

Total risk-based capital(7)	$30,313	$23,132	$21,394	$20,592	$20,211

Risk-weighted assets(8)	$223,472	$155,657	$127,132	$116,309	$121,380

Tier 1 common ratio(9)	11.0%	9.7%	8.8%	10.6%	12.5%
Tier 1 risk-based capital ratio(10)	11.3	12.0	11.6	13.8	13.8
Total risk-based capital ratio(11)	13.6	14.9	16.8	17.7	16.7

(1)	Includes impact from related deferred taxes.
(2)	Noncumulative perpetual preferred stock qualifies as Tier 1 capital; however, it does not qualify as Tier 1 common capital.
(3)	Calculated based on tangible common equity divided by tangible assets.
(4)	Amounts presented are net of tax.
(5)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(6)	Consists primarily of trust preferred securities.
(7)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(8)	Calculated based on prescribed regulatory guidelines.
(9)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(10)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(11)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Risk Management—Market Risk Management” and “MD&A—Market Risk Profile.”

Item 8. Financial Information and Supplementary Data

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

Management completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Based on the assessment performed, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in “Internal Control—Integrated Framework.” Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chairman of the Board, Chief Executive Officer and President

/s/ GARY L. PERLIN
Gary L. Perlin Chief Financial Officer

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation:

We have audited Capital One Financial Corporation’s (the “Company” or “Capital One”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Capital One Financial Corporation and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation:

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company” or “Capital One”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for transfers of financial assets and consolidations effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2013

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share data)	2012	2011	2010
Interest income:
Loans held for investment	$17,537	$13,774	$13,934
Investment securities	1,329	1,137	1,342
Other	98	76	77

Total interest income	18,964	14,987	15,353

Interest expense:
Deposits	1,403	1,187	1,465
Securitized debt obligations	271	422	809
Senior and subordinated notes	345	300	276
Other borrowings	356	337	346

Total interest expense	2,375	2,246	2,896

Net interest income	16,589	12,741	12,457
Provision for credit losses	4,415	2,360	3,907

Net interest income after provision for credit losses	12,174	10,381	8,550

Non-interest income:
Service charges and other customer-related fees	2,106	1,979	2,073
Interchange fees, net	1,647	1,318	1,340
Total other-than-temporary impairment losses	(38)	(131)	(128)
Less: Portion of other-than-temporary losses recorded in AOCI	(14)	110	63

Net other-than-temporary impairment losses recognized in earnings	(52)	(21)	(65)
Bargain purchase gain	594	0	0
Other	512	262	366

Total non-interest income	4,807	3,538	3,714

Non-interest expense:
Salaries and associate benefits	3,876	3,023	2,594
Occupancy and equipment	1,327	1,025	1,001
Marketing	1,364	1,337	958
Professional services	1,270	1,198	919
Communications and data processing	778	681	693
Amortization of intangibles	609	222	220
Merger-related	336	45	81
Other	2,386	1,801	1,468

Total non-interest expense	11,946	9,332	7,934

Income from continuing operations before income taxes	5,035	4,587	4,330
Income tax provision	1,301	1,334	1,280

Income from continuing operations, net of tax	3,734	3,253	3,050
Loss from discontinued operations, net of tax	(217)	(106)	(307)

Net income	3,517	3,147	2,743
Dividends and undistributed earnings allocated to participating securities	(15)	(26)	0
Preferred stock dividends	(15)	0	0

Net income available to common stockholders	$3,487	$3,121	$2,743

Basic earnings per common share:
Income from continuing operations	$6.60	$7.08	$6.74
Loss from discontinued operations	(0.39)	(0.23)	(0.67)

Net income per basic common share	$6.21	$6.85	$6.07

Diluted earnings per common share:
Income from continuing operations	$6.54	$7.03	$6.68
Loss from discontinued operations	(0.38)	(0.23)	(0.67)

Net income per diluted common share	$6.16	$6.80	$6.01

Dividends paid per common share	$0.20	$0.20	$0.20

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Net income	$3,517	$3,147	$2,743
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	513	(54)	182
Other-than-temporary impairment not recognized in earnings	160	(65)	76
Net unrealized gains on cash flow hedges	120	44	13
Foreign currency translation adjustments	81	(13)	(10)
Other	(1)	(21)	0

Other comprehensive income (loss) before taxes	873	(109)	261
Income tax provision (benefit) related to other comprehensive income	303	(30)	80

Other comprehensive income (loss), net of tax	570	(79)	181

Total comprehensive income	$4,087	$3,068	$2,924

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share data)	2012	2011
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,440	$2,097
Interest-bearing deposits with banks	7,617	3,399
Federal funds sold and securities purchased under agreements to resell	1	342

Total cash and cash equivalents	11,058	5,838
Restricted cash for securitization investors	428	791
Securities available for sale, at fair value	63,979	38,759
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	162,059	88,242
Restricted loans for securitization investors	43,830	47,650

Total loans held for investment	205,889	135,892
Less: Allowance for loan and lease losses	(5,156)	(4,250)

Net loans held for investment	200,733	131,642
Loans held for sale, at lower of cost or fair value	201	201
Premises and equipment, net	3,587	2,748
Interest receivable	1,694	1,029
Goodwill	13,904	13,592
Other	17,334	11,419

Total assets	$312,918	$206,019

Liabilities:
Interest payable	$450	$466
Customer deposits:
Non-interest bearing deposits	22,467	18,281
Interest bearing deposits	190,018	109,945

Total customer deposits	212,485	128,226
Securitized debt obligations	11,398	16,527
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,248	1,464
Senior and subordinated notes	12,686	11,034
Other borrowings	24,578	10,536

Total other debt	38,512	23,034
Other liabilities	9,574	8,100

Total liabilities	272,419	176,353

Commitments, contingencies and guarantees (see Note 21)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 875,000 shares and zero shares issued and outstanding as of December 31, 2012 and 2011, respectively	0	0
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 631,806,585 and 508,594,308 shares issued as of December 31, 2012 and 2011, respectively, and 582,207,133 and 459,947,217 shares outstanding as of December 31, 2012 and 2011, respectively	6	5
Additional paid-in capital, net	26,188	19,274
Retained earnings	16,853	13,462
Accumulated other comprehensive income	739	169
Less: Treasury stock, at cost; par value $.01 per share; 49,599,452 and 48,647,091 shares as of December 31, 2012 and 2011, respectively	(3,287)	(3,244)

Total stockholders’ equity	40,499	29,666

Total liabilities and stockholders’ equity	$312,918	$206,019

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	0	$0	502,394,396	$5	$18,955	$10,727	$83	$(3,180)	$26,590
Cumulative effect from January 1, 2010 adoption of new consolidation accounting standards, net of tax						(2,957)	(16)		(2,973)
Cumulative effect from July 1, 2010 adoption of new embedded credit derivatives accounting standard, net of tax						(16)			(16)
Comprehensive income						2,743	181		2,924
Cash dividends—common stock $0.20 per share						(91)			(91)
Purchases of treasury stock								(22)	(22)
Issuances of common stock and restricted stock, net of forfeitures			1,823,652		30				30
Exercise of stock options and tax benefits of exercises and restricted stock vesting			583,016		3				3
Compensation expense for restricted stock awards and stock options					96				96

Balance as of December 31, 2010	0	$0	504,801,064	$5	$19,084	$10,406	$248	$(3,202)	$26,541

Comprehensive income						3,147	(79)		3,068
Cash dividends—common stock $0.20 per share						(91)			(91)
Purchases of treasury stock								(42)	(42)
Issuances of common stock and restricted stock, net of forfeitures			2,606,736		40				40
Exercise of stock options and tax benefits of exercises and restricted stock vesting			1,186,508		57				57
Compensation expense for restricted stock awards and stock options					93				93

Balance as of December 31, 2011	0	$0	508,594,308	$5	$19,274	$13,462	$169	$(3,244)	$29,666

Comprehensive income						3,517	570		4,087
Cash dividends—common stock $0.20 per share						(111)			(111)
Cash dividends—preferred stock 5% per annum						(15)			(15)
Purchases of treasury stock								(43)	(43)
Issuances of common stock and restricted stock, net of forfeitures			67,368,854		3,233				3,233
Issuance of common stock related to acquisition			54,028,086	1	2,637				2,638
Exercise of stock options and tax benefits of exercises and restricted stock vesting			1,815,337		80				80
Issuance of preferred stock	875,000				853				853
Compensation expense for restricted stock awards and stock options					111				111

Balance as of December 31, 2012	875,000	$0	631,806,585	$6	$26,188	$16,853	$739	$(3,287)	$40,499

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Operating activities:
Income from continuing operations, net of tax	$3,734	$3,253	$3,050
Loss from discontinued operations, net of tax	(217)	(106)	(307)

Net income	3,517	3,147	2,743

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4,415	2,360	3,907
Depreciation and amortization, net	1,862	579	517
Net gains on sales of securities available for sale	(45)	(259)	(141)
Impairment loss on securities available for sale	52	21	65
Net gains on deconsolidation	0	0	(177)
Bargain purchase gain	(594)	0	0
Loans held for sale:
Originations	(1,699)	(1,031)	(180)
Gains on sales	(58)	(28)	(1)
Proceeds from sales and paydowns	2,228	1,086	241
Stock plan compensation expense	199	189	149
Changes in operating assets and liabilities, net of the effect of acquired businesses:
(Increase) decrease in interest receivable	(495)	41	(137)
(Increase) decrease in other assets	(1,033)	(126)	957
Decrease in interest payable	(47)	(22)	(21)
Increase (decrease) in other liabilities	798	1,403	(133)
Net cash provided by (used in) operating activities attributable to discontinued operations	(40)	95	353

Net cash provided by operating activities	9,060	7,455	8,142

Investing activities:
Increase in restricted cash for securitization investors	363	811	2,897
Purchases of securities available for sale	(29,257)	(16,060)	(26,378)
Proceeds from paydowns and maturities of securities available for sale	17,779	9,710	11,567
Proceeds from sales of securities available for sale	16,894	9,169	12,466
Proceeds from sale of interest-only bonds	0	0	57
Net (increase) decrease in loans held for investment	(7,141)	(13,777)	2,607
Principal recoveries of loans previously charged off	1,538	1,543	1,587
Additions of premises and equipment	(560)	(315)	(340)
Net cash payment for companies acquired, net of cash received	(17,603)	(1,444)	0

Net cash (used in) provided by investing activities	(17,987)	(10,363)	4,463

Financing activities:
Net (decrease) increase in deposits	(156)	6,010	6,401
Net decrease in securitized debt obligations	(5,129)	(10,388)	(21,385)
Net increase (decrease) in other borrowings	13,819	5,774	(293)
Maturities of senior notes	(632)	(855)	(666)
Issuance of senior and subordinated notes and junior subordinated debt	2,248	2,992	0
Purchases of treasury stock	(43)	(42)	(22)
Dividends paid on common stock	(111)	(91)	(91)
Dividends paid on preferred stock	(15)	0	0
Net proceeds from issuances of common stock	3,233	40	30
Net proceeds from issuances of preferred stock	853	0	0
Proceeds from share-based payment activities	80	57	3
Net cash provided by (used in) financing activities attributable to discontinued operations	0	0	(18)

Net cash provided by (used in) financing activities	14,147	3,497	(16,041)

Increase (decrease) in cash and cash equivalents	5,220	589	(3,436)
Cash and cash equivalents at beginning of the period	5,838	5,249	8,685

Cash and cash equivalents at end of the period	$11,058	$5,838	$5,249

Supplemental cash flow information:
Non-cash items:
Fair value of common stock issued in business acquisition	$2,638	$0	$0
Cumulative effect from adoption of new consolidation accounting standards	0	0	2,973

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2012, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which currently offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are hereafter collectively referred to as “we”, “us” or “our.” COBNA and CONA are hereafter collectively referred to as the “Banks.”

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (U.K.), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Effective December 1, 2010, as a result of the transition of our U.K. operations to an Authorized Payment Institution, we are no longer authorized to accept deposits in the U.K. Our branch of COBNA in Canada has the authority to provide credit card loans.

Recent Acquisitions

On February 17, 2012, we completed the acquisition (the “ING Direct acquisition) of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (collectively the “ING Direct Sellers”). The ING Direct acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date.

On October 17, 2012, the Office of the Comptroller of the Currency (“OCC”) approved, subject to several conditions, CONA’s application to merge with ING Bank with CONA surviving the merger. Capital One effected the merger on November 1, 2012. In addition, the OCC approved CONA’s companion application to reduce capital surplus, which was necessary to manage excess capital levels that would result from the merger. CONA effected the reduction in surplus through a return of capital to Capital One immediately prior to the merger. The merger and reduction in CONA’s capital surplus had no effect on Capital One’s total capital.

On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition,” also referred to as the “HSBC U.S. card acquisition”)). The 2012 U.S. card acquisition included (i) the acquisition of HSBC’s U.S. credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, approximately $27.8 billion in outstanding credit card receivables designated as held for investment and approximately $327 million in other net assets.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations and Business Segments

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. The acquired ING Direct business is primarily reflected in our Consumer Banking business, while the business acquired in the 2012 U.S. card acquisition is reflected in our Credit Card business. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the “Other” category.

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

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million to $1.0 billion. In the first quarter of 2012, we re-aligned the loan categories reported by our Commercial Banking business and the loan product type included within each category.

The results of our individual businesses are reported on a continuing operations basis and prepared based on our internal management reporting process, which reflects the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide the details on the allocation methodologies and accounting policies used to derive our business segment results and a reconciliation of our total business segment results to our reported consolidated results in “Note 20—Business Segments.”

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”). All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Effective January 1, 2010, we prospectively adopted two accounting standards related to the transfer and servicing of financial assets and consolidations that changed how we account for securitized loans. The adoption of these accounting standards resulted in the consolidation of substantially all of our securitization trusts. We recorded an after-tax charge to retained earnings on January 1, 2010 of $2.9 billion for the net cumulative effect of adopting these accounting standards.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Variable Interest Entities (“VIEs”)

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.

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

We perform on-going reassessments of whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework and whether changes in the facts and circumstances regarding our involvement with a VIE result in a change in our consolidation conclusion. Our reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments. In the normal course of business, we enter into various types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs relates to our securitization transactions in which we transferred assets from our balance sheet to securitization trusts. See “Note 7—Variable Interest Entities and Securitizations” for further details.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold and securities purchased under agreements to resell and interest-bearing deposits with banks, all of which, if applicable, have stated maturities of three months or less when acquired. Cash payments for interest expense totaled $2.4 billion, $2.3 billion and $2.9 billion in 2012, 2011 and 2010, respectively. Cash payments for income taxes totaled $1.6 billion, $982 million and $350 million in 2012, 2011 and 2010, respectively.

Securities Resale and Repurchase Agreements

Securities purchased under resale agreements and securities loaned or sold under agreements to repurchase, principally U.S. government and agency obligations, are not accounted for as sales but as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold, plus accrued interest. We receive securities purchased under agreements to resell and make delivery of securities sold under agreements to repurchase. We continually monitor the market value of these securities and deliver or obtain additional collateral, as appropriate.

Investment Securities

Our investment securities consist primarily of fixed-income debt securities and equity securities. The accounting and measurement framework for our investment securities differs depending on the security classification. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we intend to hold for an indefinite period of time and may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. Securities that we have the intent and ability to hold until maturity are classified as held to maturity.

Available-for-sale securities are carried at fair value with unrealized net gains or losses, net of taxes, recorded in accumulated other comprehensive income in stockholders’ equity. Held-to maturity securities are carried at amortized cost. For most of our investment securities, interest income is recognized using the effective interest method. Deferred items, including unamortized premiums, discounts and other basis adjustments, are recognized in interest income over the contractual lives of the securities using the effective interest method. We record purchases and sales of investment securities on a trade date basis. Realized gains and losses from the sale of debt securities are computed using the first in first out method of identification, and included in non-interest income in our consolidated statements of income.

We regularly evaluate our securities whose value has declined below amortized cost to assess whether the decline in fair value is other than temporary. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and other-than-temporary impairment write-down. We discuss our assessment of and accounting for other-than-temporary impairment in “Note 4—Investment Securities.” We discuss the techniques we use in determining the fair value of our investment securities in “Note 19—Fair Value of Financial Instruments.”

Loans

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto,

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loan Classification

We classify loans as held for investment or held for sale based on our investment strategy and management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. The accounting and measurement framework for loans differs depending on the loan classification and whether the loans are originated or purchased. The accounting for purchased loans also differs depending on whether the loan is considered credit-impaired at the date of acquisition. We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the Chevy Chase Bank (“CCB”) and ING Direct acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected. We elect to account for all purchased loans using the guidance for accounting for purchased credit-impaired loans, which is based upon expected cash flows, unless specifically scoped out of the guidance. The classification criteria and accounting and measurement framework for loans held for investment, including loans purchased, and loans held for sale are described below.

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

Loans classified as held for investment, except acquired loans accounted for based upon expected cash flows, are reported at amortized cost, which is measured based upon the outstanding unpaid principal balance, net of any unearned income, unamortized deferred fees and costs, unamortized premiums and discounts and charge-offs. Credit card loans also include billed finance charges and fees, net of the estimated uncollectible amount.

Interest income is recognized on loans held for investment on an accrual basis. We generally defer certain loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the effective interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period. We establish an allowance for loan losses for probable losses inherent in our held for investment loan portfolio as of each balance sheet date.

Cash flows related to unrestricted loans held for investment are included in cash flows from investing activities in our consolidated statements of cash flows. Because our securitization transactions are accounted for as secured borrowings, the cash flows from these transactions are presented as cash flows from financing activities rather than as cash flows from operating or investing activities in our consolidated statements of cash flows.

Loans Held for Sale

Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Loans classified as held for sale are reported at the lower of amortized cost or fair

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value as determined on an aggregate homogeneous portfolio basis, with any write-downs or recoveries in fair value up to the amortized cost recorded in our consolidated statements of income as a component of other non-interest income. We recognize interest on loans held for sale on an accrual basis. Because loans held for sale are reported at lower of cost or fair value, an allowance for loan losses is not established for loans held for sale. The fair value of loans held for sale is estimated based on secondary market prices for loan portfolios with similar characteristics.

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

We originated $1.6 billion, $954 million and $1.2 billion of conforming residential mortgage loans in 2012, 2011 and 2010, respectively. We retained servicing on approximately 92%, 91% and 82% of the conforming residential mortgage loans we sold in 2012, 2011 and 2010, respectively, and recognized gains of $58 million, $28 million and $1 million on the sale of held-for-sale loans in 2012, 2011, and 2010, respectively.

Loan Transfers

In certain circumstances, we may transfer loans to/from held for sale or held for investment based on a change in strategy. We transfer these loans at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. If the decline in fair value upon transfer from held for investment to held for sale is related to credit, the change in value is recorded as a charge-off at the time of transfer. If the decline is related to other factors, the change in value is charged to non-interest expense. Further declines in fair value will result in the establishment of a valuation allowance. Additionally, the amortization of deferred loan origination fees and direct loan origination fees ceases upon transfer.

Loans Acquired

All purchased loans, including loans transferred in a business combination, acquired on or after January 1, 2009, are recorded at fair value as of the date of each acquisition. Accordingly, any related allowance for loan losses is not carried over. We purchase loans with and without evidence of credit deterioration since origination. Subsequent to acquisition, we are required to account for purchased loans with evidence of credit deterioration since origination and for which it is probable that we will not collect all contractually required principal and interest payments based on expected cash flows. We also may elect to account for other purchased loans based on expected cash flows.

Loans Acquired and Accounted for Based on Expected Cash Flows

In accounting for acquired loans based on expected cash flows, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. We incorporate several key assumptions to estimate cash flows expected to be collected, including default rates, loss severities and the amount and timing of prepayments. We estimate the fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We are

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permitted to aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset, with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between the contractual payments on the loans and the expected cash flows, considering the impact of prepayments, represents the nonaccretable difference, or the amount not considered collectible. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, takes into consideration future credit losses expected to be incurred over the life of the loans. Accordingly, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. These loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. In addition, even though substantially all of these loans are 90 days or more contractually past due, they are considered to be accruing since we have a reasonable expectation about the timing and amount of cash flows expected to be collected. The excess of cash flows expected to be collected over the estimated fair value of acquired loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheet, but is accreted into interest income over the life of the loan, or pool of loans, using the effective interest method.

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, which we perform quarterly, require the use of key assumptions and estimates similar to those used in estimating the initial fair value at acquisition. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from the nonaccretable yield to the accretable yield. Decreases in expected cash flows resulting from further credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Increases in the cash flows expected to be collected would first reduce any previously recorded allowance for loan and lease losses established subsequent to acquisition. The excess over the recorded allowance for loan and lease losses would result in a reclassification to the accretable yield from the nonaccretable difference and an increase in interest income recognized over the remaining life of the loan or pool of loans. Disposals of loans, which may include sales to third parties, receipt of payments in full or in part by the borrower, and foreclosure of the collateral, result in removal of the loan from the acquired loan portfolio.

See “Note 2—Acquisitions” and “Note 5—Loans” for additional information.

Loans Acquired and Accounted for Based on Contractual Cash Flows

The substantial majority of the loans purchased in the 2012 U. S. card acquisition had existing revolving privileges at acquisition and were therefore accounted for based on contractual cash flows. To determine the fair value of these loans at acquisition, we discounted the contractual cash flows due using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon trends in default rates and loss severities. The difference between the fair value and the contractual cash flows is recorded as a loan discount or premium at acquisition. The premium or discount is amortized into interest income using the effective interest method over the remaining life of the loans. We are permitted to aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate fair value and expected cash flows.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to acquisition, it is necessary to record an allowance for loan and lease losses, through the provision for credit losses to properly recognize an estimate of incurred losses on the existing principal balances as of each reporting date. The allowance for loan and lease losses is calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio prior to the 2012 U.S. card acquisition, as described below under “Allowance for Loan and Lease Losses”.

Loan Modifications and Restructurings

As part of our loss mitigation efforts, we may make loan modifications that are intended to minimize the economic loss and to avoid the need for foreclosure or repossession of collateral. We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan. Our modifications typically include a reduction in the borrower’s initial monthly or quarterly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. For credit card loan agreements, such modifications may include canceling the customer’s available line of credit on the credit card, reducing the interest rate on the card, and placing the customer on a fixed payment plan not exceeding 60 months. These modifications may result in our receiving the full amount due, or certain installments due, under the modified loan over a period of time that is longer than the period of time originally provided for under the original loan. In some cases, we may curtail the amount of principal owed by the borrower.

A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for and reported as a troubled debt restructuring (“TDR”). We describe our accounting for and measurement of impairment on restructured loans below under “Impaired Loans.” See “Note 5—Loans” for additional information on our loan modifications and restructurings.

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

Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We do not report loans accounted for under the fair value option or loans held for sale as nonperforming.

Our policies for classifying loans as nonperforming, by loan category, are as follows:

•

Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off. When we do not expect full payment of billed finance charges and fees, we reduce the balance of the credit card account by the estimated uncollectible portion of any billed finance charges and fees and exclude this amount from revenue. During the fourth quarter 2012, we began classifying credit card loans issued in the U.K. as nonperforming when the account becomes either 90 or 120 days past due.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Commercial banking loans: We classify commercial loans as nonperforming as of the date we determine that the collectability of interest or principal on the loan is not reasonably assured.

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

•

Acquired loans: Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, our subsequent accounting for acquired loans differs from the accounting for non-acquired loans. We therefore separately track and report acquired loans and exclude these loans from our delinquency and nonperforming loan statistics.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Loans defined as individually impaired, based on applicable accounting guidance, include larger balance commercial nonperforming loans and TDR loans. We do not report consumer loans as impaired unless they have been modified in a TDR, as we collectively evaluate these smaller-balance homogenous loans for impairment in accordance with applicable accounting guidance. Loans held for sale are also not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude acquired loans accounted for based on expected cash flows at initial acquisition because this accounting methodology takes into consideration future credit losses expected to be incurred.

Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans. Our policies for identifying loans as individually impaired, by loan category, are as follows:

•	Credit card loans: Credit card loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Consumer banking loans: Consumer loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Commercial banking loans: Commercial loans classified as nonperforming and commercial loans that have been modified in a troubled debt restructuring are generally reported as individually impaired.

•	Acquired loans: We track and report acquired loans separately from other impaired loans.

The majority of individually impaired loans are evaluated for an asset-specific allowance. Once a loan is modified in a troubled debt restructuring, the loan is generally considered impaired until maturity regardless of whether the borrower performs under the modified terms. Although the loan may be returned to accrual status if the criteria above under “Delinquent and Nonperforming Loans” are met, the loan would continue to be evaluated for an asset-specific allowance for loan and lease losses and we would continue to report the loan as impaired.

We generally measure impairment and the related asset-specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan at the time of modification. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. Loans are identified as collateral dependent if we believe that collateral is the sole source of repayment.

If the fair value of the loan is less than the recorded investment, we recognize impairment through a direct write-down of the loan, by establishing an allowance for the loan or by adjusting the allowance for the impaired loan. See “Note 6—Allowance for Loan and Lease Losses” for additional information on the asset-specific component of our allowance.

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

•

Credit card loans: We generally charge-off credit card loans when the account is 180 days past due from the statement cycle date. During the fourth quarter 2012, we began charging off delinquent credit card loans for which revolving privileges have been revoked as part of a closed end loan workout when the account becomes 120 days past due. Credit card loans in bankruptcy are charged-off within 60 days of receipt of a complete bankruptcy notification from the bankruptcy court. Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.

•

Consumer banking loans: We generally charge-off consumer loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and unsecured small business lines of credit and 120 days for auto and other non-credit card consumer loans. We calculate the charge-off amount for home loans based on the excess of our recorded investment in the loan over the fair value of the underlying property less estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for declines in home values below our initial fair value less selling cost estimate at the date home loans are charged-off. Consumer loans in bankruptcy, except for auto and home loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court. Auto and home loans in bankruptcy are charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date or in the period the loan becomes 120 days past due for auto loans and 180 days past due for home loans regardless of the bankruptcy notification date. Consumer loans of deceased account holders are charged-off within 60 days of receipt of notification.

•	Commercial banking loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•

Acquired loans: We do not record charge-offs on acquired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. We record charge-offs on impaired loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses (“the allowance”) that represents management’s best estimate of incurred loan and lease losses inherent in our held-for-investment portfolio as of each balance sheet date. We do not maintain an allowance for held-for-sale loans or acquired loans, which includes purchased credit-impaired loans, accounted for based upon expected cash flows that are performing in accordance with or better than our expectations, as the fair value of these loans recorded at acquisition takes into consideration future credit losses expected to be incurred. The allowance is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are added back.

Management performs a quarterly analysis of our loan portfolio to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolios and for loans within each of these portfolios that we identify as individually impaired. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (1) a component for loans collectively evaluated for impairment; (2) an asset-specific component for individually impaired loans; and (3) a component related to acquired loans that have experienced significant decreases in expected cash flows subsequent to acquisition. Each of our allowance components is supplemented by an amount that represents management’s qualitative judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance. Management’s judgment involves an assessment of subjective factors, such as process risk, modeling assumption and adjustment risks and probable internal and external events that will likely impact losses.

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, divided into four primary portfolio segments: credit card loans, auto loans, residential home loans and retail banking loans. Each of these portfolios is further divided by our business units into pools based on common risk characteristics, such as origination year, contract type, interest rate and geography, which are collectively evaluated for impairment. The commercial loan portfolio is primarily composed of larger-balance, non-homogeneous loans. These loans are subject to individual reviews that result in internal risk ratings. In assessing the risk rating of a particular loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that loan.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation, which is supplemented by management judgment as described above. Because of the homogenous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses. Loss forecast models are utilized to estimate incurred losses and consider several portfolio indicators including, but not limited to, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, credit bureau scores and general economic and business trends. Management believes these factors are relevant in estimating incurred losses and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our consumer loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.

The component of the allowance for commercial loans that we collectively evaluate for impairment is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, which is supplemented by management judgment as described above. We apply internal risk ratings to commercial loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (default rate) and loss given default (loss severity). We generally use the prior three-year actual portfolio credit loss experience to develop our estimate of credit losses inherent in the portfolio as of each balance sheet date. Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, specific industry and geographic trends, portfolio concentrations, trends in internal credit quality indicators and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.

The asset-specific component of the allowance covers smaller-balance homogenous credit card and other consumer loans whose terms have been modified in a TDR and larger balance nonperforming, non-homogenous commercial loans. As discussed above under “Impaired Loans,” we generally measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. When the present value is lower than the carrying value of the loan, impairment is recognized through the provision for credit losses. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan. Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.

We record purchased loans at fair value at acquisition. Applicable accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of acquired loans would trigger the recognition of impairment through our provision for credit losses. Subsequent increases in expected cash flows would first result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and then increase the accretable yield. Write-downs on purchased impaired loans in excess of the nonaccretable difference are charged against the allowance for loan and lease losses. See “Note 5—Loans” for information on loan portfolios associated with acquisitions.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses and the reserve for unfunded lending commitments in future periods.

Securitization of Loans

We primarily securitize credit card loans, auto loans and home loans. Securitizations have historically been utilized for liquidity and funding purposes. See “Note 7—Variable Interest Entities and Securitizations” for additional details. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust from which the trust sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of debt securities. The debt securities are collateralized by the transferred receivables from our portfolio, and we receive proceeds from the third-party investors in consideration for the loans transferred. We remove loans from our consolidated balance sheet when securitizations qualify as sales to non-consolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing or when the sale is to a consolidated VIE, the asset will remain on our consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

Premises and Equipment

Land is carried at cost. Properties and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We capitalize direct costs (including external costs for purchased software, contractors, consultants and internal staff costs) for internally developed software projects that have been identified as being in the application development stage. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are estimated as follows:

Premises & Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computers and software	3-7 years
Leasehold improvements	Lesser of useful life or the remaining fixed non-cancelable lease term

Expenditures for maintenance and repairs are charged to earnings as incurred. Gains or losses upon disposition are reflected in earnings as realized.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Credit Card, International Credit Card, Auto Finance, other Consumer Banking and Commercial Banking. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheets. Intangible assets with definite useful lives are amortized either on a straight-line or on an accelerated basis over their estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 8 – Goodwill and Other Intangible Assets” for additional detail.

Foreclosed Property and Repossessed Assets

Foreclosed property and repossessed assets are comprised of any asset or property acquired through loan restructurings, workouts, foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. Acquired property may include commercial and residential real estate properties or personal property, such as autos.

Upon repossession of property obtained in satisfaction of a loan, we reclassify the loan to repossessed assets and record the acquired property at the estimated fair value of the underlying collateral less estimated selling costs. We estimate fair values primarily based on appraisals, when available.

We regularly evaluate the fair value of acquired property and subsequently record adjustments to reflect the property at the lower of the amount recorded at acquisition or the current fair value less estimated selling costs. Any valuation adjustments on acquired property and any gains or losses realized from disposition of the property are reflected in non-interest expense. Foreclosed property and repossessed assets, which we report in our consolidated balance sheet under other assets, totaled $204 million and $22 million, respectively, as of December 31, 2012, compared with $169 million and $20 million, respectively, as of December 31, 2011.

Restricted Equity Investments

We had investments in Federal Home Loan Bank (“FHLB”) stock, which totaled $1.3 billion and $362 million as of December 31, 2012 and 2011, respectively, and our investment in Federal Reserve stock, which totaled $1.2 billion and $863 million, as of December 31, 2012 and 2011, respectively. These investments, which are included in other assets in our consolidated balance sheets, deemed restricted and are carried at cost. We assess these investments for other-than-temporary impairment in accordance with applicable accounting guidance for evaluating impairment. We did not recognize any impairment on these investments in 2012 or 2011.

Representation and Warranty Reserve

In connection with their sales of mortgage loans, certain subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor for loan and lease losses incurred on the loan in the event of a material breach of contractual representations or warranties.

We have established representation and warranty reserves for losses that we consider to be both probable and reasonably estimable associated with the mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities in our consolidated balance sheets. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. In establishing the representation and warranty reserves, we consider a variety of factors, depending on the category of purchaser and rely on historical data. We evaluate these estimates on a quarterly basis.

Losses incurred on loans that we are required to either repurchase or make payments to the investor under the indemnification provisions are charged against the representation and warranty reserve. The representation and warranty reserve is included in other liabilities in our consolidated balance sheets. Changes to the representation and warranty reserve related to GreenPoint Mortgage Funding, Inc. (“GreenPoint”) are reported as discontinued operations for all periods presented. See “Note 21—Commitments, Contingencies and Guarantees” for additional information related to our representation and warranty reserve.

Customer Rewards Reserve

We offer products, primarily credit cards, which include programs that allow members to earn rewards, such as cash, airline tickets or merchandise, based on account activity. Customer rewards costs are generally recorded as an offset to interchange income when the rewards are earned by the customer and record the corresponding customer rewards reserve. The customer rewards reserve is computed based on estimated future cost of points earned that are expected to be redeemed and the average cost per point redeemed. The customer rewards reserve is reduced as points are redeemed. In estimating the customer rewards reserve, we consider historical rewards redemption behavior, the terms of the current rewards programs and card purchase activity. The customer rewards reserve is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities in our consolidated balance sheets, totaled $2.1 billion and $1.7 billion as of December 31, 2012 and 2011, respectively.

Revenue Recognition

Interest Income and Fees

We recognize interest income, including finance charges, and fees on loans in interest and non-interest income in our consolidated statements of income in accordance with the contractual provisions of the credit arrangements. Loan origination fees and costs and premiums and discounts are generally deferred and amortized over the average life of the related loans using the effective interest method, except for credit card, which are amortized over one year on a straight-line basis. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan. As discussed above under “Loans—Delinquent and Nonperforming Loans,” interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against earnings.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finance charges and fees on credit card loans, except for annual membership fees, are included in loan receivables when the amounts are billed to the customer. Annual membership fees are deferred and amortized into income over one year on a straight-line basis. We continue to accrue finance charges and fees on credit card loans until the account is charged-off. However, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges billed but not expected to be collected and exclude this amount from revenue. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Revenue was reduced by $937 million, $371 million and $950 million in 2012, 2011 and 2010, respectively, for the estimated uncollectible portion of billed finance charges and fees. The finance charge and fee reserve totaled $307 million as of December 31, 2012, compared with $74 million as of December 31, 2011.

Interchange Income

Interchange income represents merchant fees for credit card transactions processed through the interchange network due to the customer’s card-issuing bank, which is net of the fee retained by the merchant’s processing bank. The levels and structure of interchange rates are set by MasterCard International Inc. (“MasterCard”) and Visa U.S.A. Inc. (“Visa”) and are based on cardholder purchase volumes. We recognize interchange income as earned at the time of purchase.

Same-as-Cash Promotions

As part of certain retail partnership agreements, we offer borrowers a same-as-cash (“SAC”) promotional period. SAC programs generally require a minimum monthly payment during the promotional period. As part of a SAC promotional program, a borrower has a period of time, typically ranging from six months to three years, to pay the principal balance in full. If the borrower pays the principal balance in full before the expiration date of the SAC promotional period, the borrower is not subject to any interest. If the borrower does not pay the principal balance in full prior to the expiration date of the SAC promotional period, interest charges are applied retroactive to the purchase date.

We accrue SAC interest income on a monthly basis throughout the term of the SAC period based on the amount we expect to collect. Accordingly, we do not accrue interest income for borrowers who we expect will pay their principal balance in full prior to the expiration of the SAC period or for borrowers who we expect will be unable to pay the full amount.

Card Partnership Agreements

Our partnership agreements relate to alliances with retailers and other partners to provide lending and other services to mutual customers. We primarily issue private-label and co-branded credit card loans to these customers over the term of these arrangements, which typically range from two to ten years.

Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties, or other special bonuses to these partners. Depending upon the nature of the payments, they are recorded as a reduction of revenue, marketing expenses or other operating expenses.

If a partnership agreement provides for profit, revenue or loss sharing payments, we must determine whether to report those payments on a gross or net basis in our consolidated financial statements. We evaluate the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contractual provisions of each transaction and applicable accounting guidance to determine the manner in which to report the impact of shared payment provisions in our consolidated financial statements. Our consolidated net income is the same regardless of whether revenue and loss sharing arrangements are reported on a gross or net basis.

Collaborative Arrangements

A collaborative arrangement is a contractual arrangement that involves a joint operating activity between two or more parties that are active participants in the activity. These parties are exposed to significant risks and rewards based upon the economic success of the joint operating activity. We assess each of our partnership agreements with profit, revenue or loss sharing payments to determine if a collaborative arrangement exists and, if so, how revenue generated from third parties, costs incurred and transactions between participants in the collaborative arrangement should be accounted for and reported in our consolidated financial statements.

Effective April 1, 2011, we acquired Kohl’s Department Stores (“Kohl’s”) existing private-label credit card loan portfolio from JPMorgan Chase & Co. pursuant to a partnership agreement we entered into in August 2010 with Kohl’s. The existing portfolio, which consisted of more than 20 million Kohl’s customer accounts, had an outstanding principal and interest balance of approximately $3.7 billion at acquisition. The partnership agreement has an initial seven-year term and an automatic one-year renewal thereafter. We accounted for the purchase as an asset acquisition.

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

Based on our assessment, we determined that the Kohl’s partnership agreement meets the definition of a collaborative arrangement. None of our other partnership agreements are considered to be collaborative arrangements.

We share a fixed percentage of revenues, consisting of finance charges and late fees, with Kohl’s, and Kohl’s is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the Kohl’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to Kohl’s are recorded as an offset against total net revenue in our consolidated statements of income. The loss sharing amounts due from Kohl’s are recorded as a reduction in our provision for credit losses in our consolidated statements of income. The allowance for loan and lease losses attributable to the Kohl’s portfolio is reduced by the loss sharing amount due from Kohl’s.

Interest income was reduced by $885 million and $607 million in 2012 and 2011, respectively, for amounts earned by Kohl’s as part of the revenue sharing agreement. Loss sharing amounts attributable to Kohl’s reduced charge-offs by $167 million and $118 million in 2012 and 2011, respectively. The reduction in the provision for loan and lease losses attributable to Kohl’s was $199 million and $257 million in 2012 and 2011, respectively. The expected reimbursement from Kohl’s, which is netted against our allowance for loan and lease losses, was approximately $170 million and $139 million as of December 31, 2012 and 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We reserve common shares for issuance to employees, directors and third-party service providers, in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and units and performance share awards and units. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash. We generally recognize compensation expense on a straight-line basis over the award’s service period; however, we recognize compensation expense using the accelerated attribution method when the award contains a performance condition with graded vesting. In addition, our cash equity units and cash-settled restricted stock units are accounted for as liability awards pursuant to which the expense fluctuates with changes in our stock price until the awards are settled. Awards that continue to vest after retirement are expensed over the shorter of the period of time between the grant date and the final vesting period or between the grant date and when the participant becomes retirement eligible; awards to participants who are retirement eligible at the grant date are subject to immediate expensing upon grant. Compensation expense is included in salaries and associate benefits on the consolidated statements of income.

Stock-based compensation expense for stock options is based on fair value, which is estimated at the grant date using a Black-Scholes option pricing model. Determining the fair value of stock options requires judgment, including estimating the expected life of the stock options, the expected volatility of our common stock price and our expected dividend yield. In addition, judgment is required in estimating the number of options that are expected to be forfeited. If actual results differ significantly from these estimates or if there is a change in key assumptions, it could have a material effect on our consolidated financial statements.

Generally, the fair value of restricted stock awards and units, performance share awards and units, cash equity units and cash-settled restricted stock units will equal the fair market value of our common stock on the date of grant. In addition, prior to vesting, the compensation expense related to cash-settled restricted stock units is adjusted quarterly for any change in fair value based on changes in our common stock price. Upon vesting of the cash-settled restricted stock units, compensation expense is adjusted to reflect the actual cash payment, which is based upon the average of the closing prices of our common stock for the 20 trading days preceding the vesting date or the closing price on vesting date.

Marketing Expense

We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired. We recognized marketing expense of $1.4 billion, $1.3 billion and $1.0 billion in 2012, 2011 and 2010, respectively.

Fraud Losses

We experience fraud losses from the unauthorized use of credit cards, debit cards and customer bank accounts. Additional fraud losses may be incurred when loans are obtained through fraudulent means. Transactions suspected of being fraudulent are recorded in our consolidated statements of income as a component of non-interest expense after the investigation period has completed. Recoveries of fraud losses are also included in non-interest expense. See “Note 15—Other Non-Interest Expense” for additional information.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We account for income taxes in accordance with the accounting guidance for income taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. See “Note 18—Income Taxes” for additional detail.

Earnings Per Share

Earnings per common share is calculated by dividing net income, after deducting dividends on preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares. We calculate diluted earnings per share by dividing net income, after deducting dividends on preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents (for example, stock options, restricted stock awards and units and performance share awards and units). Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares sold during the period. Dilution is not considered when the company is in a net loss position. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share.

We have unvested share-based payment awards which have a right to receive nonforfeitable dividends. These share-based payment awards are deemed to be participating securities. As a result, earnings per share is calculated under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Derivative Instruments and Hedging Activities

All derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. See “Note 11—Derivative Instruments and Hedging Activities” for additional detail on the accounting for derivative instruments, including those designated as a qualifying accounting hedge.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities

Level 3:	Unobservable inputs

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. Accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of and for the years ended December 31, 2012 and 2011. See “Note 19—Fair Value of Financial Instruments” for additional information.

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

In a business combination, identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recorded at fair value as of the acquisition date, with limited exceptions. Transaction costs and costs to restructure the acquired company are generally expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. Likewise, if the fair value of the net assets acquired is greater than the acquisition price, a bargain purchase gain is recognized and recorded in non-interest income. The operating results of the acquired business are reflected in our consolidated financial statements subsequent to the date of the merger or acquisition. In an asset acquisition, the assets acquired are recorded at the purchase price plus any transaction costs incurred. Goodwill is not recognized in an asset acquisition.

Accounting Standards Adopted in 2012

Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution

In October 2012, the Financial Accounting Standards Board (“FASB”) issued guidance explaining how to account for the subsequent decrease in cash flows associated with an indemnification asset arising from a government-assisted acquisition of a financial institution. Although we have not participated in a government-assisted acquisition, we have applied this guidance, by analogy, to indemnification assets recognized in conjunction with other business combinations. The guidance explains that any subsequent decrease in cash flows associated with an indemnification asset should be amortized over the shorter of the life of the covered loans or

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the remaining contractual life of the indemnification agreement. The guidance is effective for interim and annual periods beginning on or after December 15, 2012. The guidance will be applied prospectively to existing indemnification assets as well as to those that arise from future business combinations. We elected to early adopt the guidance and began amortizing the decrease in cash flows associated with existing indemnification assets as of December 31, 2012.

Goodwill Impairment

In September 2011, the FASB issued guidance that is intended to simplify goodwill impairment testing by providing entities with the option to first assess qualitatively whether it is necessary to perform the two-step quantitative analysis currently required. If an entity chooses to perform a qualitative assessment and determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Otherwise, goodwill is deemed to be not impaired and no further analysis would be necessary. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The amended guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the amended guidance on January 1, 2012. We had $13.9 billion in goodwill as of December 31, 2012, the value of which was not affected by the adoption of this standard.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance that revises the manner in which comprehensive income is required to be presented in financial statements. The new guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The guidance eliminates the option to present components of other comprehensive income in the statement of changes in stockholders’ equity. It does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The guidance requires retrospective application and was effective for interim and annual periods beginning on or after December 15, 2011. We adopted the guidance in the first quarter of 2012 and elected to present other comprehensive income in a separate statement immediately following our consolidated statements of income. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity since it impacts presentation only.

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

In May 2011, the FASB issued amended guidance on fair value that is intended to provide a converged fair value framework for U.S. GAAP and IFRS. While the amended guidance continues to define fair value as an exit price, it changes some fair value measurement principles and expands the existing disclosure requirements for fair value measurements. The amended guidance was effective for public entities during interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application and disclosure in the period of adoption of the change, if any, in valuation techniques and related inputs resulting from application of the amendments and quantification of the total effect, if practicable. We adopted the amended guidance in the first quarter of 2012. The change in fair value measurement principles did not result in any changes to the fair value of our assets or liabilities carried at fair value and thus, had no effect on our financial condition, results of operations or liquidity. The new disclosures required by the amended guidance are included in “Note 19—Fair Value of Financial Instruments.”

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to the guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. Our adoption of the amended guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

Issued but Not Yet Adopted Accounting Standards

Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued new guidance requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The information must be presented either on the face of the Consolidated Statement of Comprehensive Income or in the notes. The guidance is effective for reporting periods beginning after December 15, 2012. Our adoption of the guidance on January 1, 2013 will have no effect on our financial condition, results of operations or liquidity since it impacts disclosures only.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS

We regularly explore opportunities to enter into strategic partnership agreements or acquire financial services companies and businesses to expand our distribution channels and grow our customer base. We may structure these transactions with both an initial payment and subsequent contingent payments tied to future financial performance. In some partnership agreements, we may enter into collaborative risk-sharing arrangements that provide for revenue and loss sharing.

2012 Acquisitions

ING Direct

On June 16, 2011, we entered into a purchase and sale agreement with the ING Sellers, under which we would acquire ING Direct. On February 17, 2012, we closed the acquisition of ING Direct, which included (i) the acquisition of all the equity interests of ING Bank, fsb (ii) the acquisition of all equity interests of each of WS Realty LLC and ING Direct Community Development LLC and (iii) the acquisition of certain other assets and the assumption of certain other liabilities of ING Direct Bancorp. Headquartered in Wilmington, Delaware, ING Direct was the largest direct bank in the United States. The ING Direct acquisition strengthened our customer franchise and added over seven million customers and approximately $84.4 billion in deposits to our Consumer Banking segment.

The aggregate consideration paid by us in the ING Direct acquisition was approximately $6.3 billion in cash and 54,028,086 shares of Capital One common stock with a fair value of approximately $2.6 billion as of the acquisition date. We used current liquidity sources as well as proceeds from public debt and equity offerings described below to fund the cash consideration.

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

We also incurred transaction costs related to the ING Direct acquisition totaling $63 million as of December 31, 2012, of which $38 million was recognized in 2012 and reported in our consolidated statement of income as a component of non-interest expense. These transaction costs do not include other merger-related expenses, such as integration costs.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for ING Direct Acquisition

The ING Direct acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarizes our allocation of the ING Direct acquisition purchase price to the fair value of assets acquired and liabilities assumed as well as the cash and non-cash consideration included in the consolidated statement of cash flows.

(Dollars in millions)	Fair Value
Purchase price:
Cash	$6,321
Fair value of Capital One common stock issued as non-cash consideration (54,028,086 shares)	2,638

Aggregate consideration transferred	$8,959

Allocation of purchase price to net assets acquired:
Assets:
Cash and due from banks	$20,061
Investments	30,237
Loans held for investment	40,042
Loans held for sale	367
Premises and equipment	245
Accrued interest receivable(1)	170
Identifiable intangible assets	358
Other assets(2)	2,854

Total assets	94,334

Liabilities:
Interest payable	31
Interest-bearing deposits	84,410
Other borrowings	6
Other liabilities(3)	334

Total liabilities	84,781

Net assets acquired	9,553

Bargain purchase gain	$594

(1)	Includes $79 million of accrued interest receivable attributable to loans held for investment.
(2)	Other assets include $801 million of deferred tax assets, net of a valuation allowance of $8 million, as of the acquisition date.
(3)	Other liabilities include $181 million of deferred tax liabilities as of the acquisition date.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 U.S. Card Acquisition

On May 1, 2012, we completed the previously announced acquisition of assets and assumption of liabilities of the credit card and private label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) of HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology & Services (USA) Inc. (collectively, the “HSBC Sellers”), pursuant to the Purchase and Assumption Agreement, dated as of August 10, 2011 by and among Capital One and each of the HSBC Sellers (the “2012 U.S. card acquisition”). We acquired approximately $28.3 billion of outstanding credit card receivables as well as $327 million in other net assets in exchange for consideration of approximately $31.1 billion in cash to the HSBC Sellers, net of a $252 million receivable. We financed the acquisition through a combination of existing cash, cash acquired from the ING Direct acquisition, the sale of securities held as available-for-sale, as well as the public debt and equity offerings described below. The 2012 U.S. card acquisition enhanced the existing franchise and scale in the Domestic Card business and accelerated our achievement of a leading position in retail credit card partnerships.

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

We also incurred transaction costs related to the 2012 U.S. card acquisition totaling $43 million as of December 31, 2012 of which all but $3 million was recognized and reported in our 2012 consolidated statement of income as a component of non-interest expense. These costs do not include other merger-related expenses such as integration costs.

Accounting for the 2012 U.S. Card Acquisition

The 2012 U.S. card acquisition was accounted for under the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarizes the final accounting for the 2012 U.S. card acquisition, which is based on fair value assessments recorded in the second quarter along with fair value adjustments recorded during the measurement period. Adjustments recorded through the end of the measurement period on September 30, 2012 resulted in the following: a $21 million decrease in other assets, a net decrease of $1 million in intangible assets and a net $10 million increase in other liabilities. Together, these adjustments resulted in an increase of $32 million to the preliminary goodwill recognized as of the acquisition date.

As presented below, the purchase price of assets acquired and liabilities assumed exceeded the fair value of these items and resulted in the recognition of $304 million of goodwill which was assigned to our Credit Card segment. Goodwill resulted from expertise gained through an enhanced retail partnership business as well as economies of scale obtained through infrastructure enhancements and additions to our current staff. For tax reporting purposes, the 2012 U.S. card acquisition was treated as a taxable purchase of assets. As such, the total amount of goodwill recognized is amortizable for tax purposes over 15 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ING Direct and the 2012 U.S. Card Acquisition Results

Our results for 2012 include the operations of ING Direct from the acquisition date of February 17, 2012, through December 31, 2012 and the operations of the 2012 U.S. card acquisition business from the acquisition date of May 1, 2012 through December 31, 2012.

The tables below present the estimated impact of the ING Direct acquisition and the 2012 U.S. card acquisition on our revenue and income from continuing operations, net of tax for 2012. These amounts do not include certain corporate expenses, transaction costs, or merger-related expenses that resulted from the two acquisitions and are therefore not representative of the actual results of the operations of these businesses on a stand-alone basis. We continue to integrate these businesses into our existing operations, and throughout the year, it has become more challenging to separately identify and estimate these operating results. During the fourth quarter of this year, we merged ING Bank, fsb into CONA with CONA surviving the merger. As a result, stand-alone financial statements for the ING Direct legal entity are not available for the annual period ending December 31, 2012.

The results provided in the table below are based upon actual results for the ING Bank, fsb legal entity prior to its merger into CONA, as well as estimates of actual ING Direct operating results following the merger. The 2012 U.S. card acquisition did not involve the acquisition of an entire legal entity and stand-alone income statements were not available for all periods presented in the pro forma disclosures. To determine the amounts provided below, we relied on historical HSBC management reports as well as our own internal reports prepared following the acquisition. Also included in the combined pro forma results are adjustments to reflect the impact of amortizing certain purchase accounting adjustments, such as the amortization of intangible assets and the accretion of interest income on certain acquired loans. The table also includes condensed pro forma information on our combined results of operations as they may have appeared assuming the ING Direct acquisition and 2012 U.S. card acquisition had been completed on January 1, 2011. Because the bargain purchase gain recognized in

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ING Direct acquisition is a nonrecurring item, it is excluded from the pro forma results to present the information on a more comparative basis.

The pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual combined financial results had the closing of the ING Direct acquisition or the 2012 U.S. card acquisition been completed on January 1, 2011 nor does it reflect the benefits obtained through the integration of business operations realized since acquisition. Furthermore, the information is not indicative of the results of operations in future periods. The pro forma condensed combined financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

	ING Direct Impact	HSBC Impact	Condensed Combined Pro Forma Results
	From February 17, 2012 through	From May 1, 2012 through	Year Ended December 31,
(Dollars in millions)	December 31, 2012	December 31, 2012	2012	2011
Revenue(1)	$1,754	$3,186	$24,910	$26,265
Income from continuing operations, net of tax	334	(377)	3,211	4,596

(1)

The amounts reported consist of gross interest income and gross non-interest income. Net revenue for ING Direct was $1.2 billion from acquisition on February 17, 2012 through December 31, 2012. Net revenue for HSBC was $2.9 billion from acquisition on May 1, 2012 through December 31, 2012. Net revenue includes interest income, non-interest income and interest expense.

NOTE 3—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint, which was acquired by us in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations in 2012, 2011 and 2010. We have no significant continuing involvement in these operations.

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Net interest expense	$0	$0	$(1)
Non-interest expense, net	(343)	(168)	(475)

Loss from discontinued operations before tax	(343)	(168)	(476)
Income tax benefit	(126)	(62)	(169)

Loss from discontinued operations, net of tax	$(217)	$(106)	$(307)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loss from discontinued operations includes an expense of $307 million ($194 million net of tax), $169 million ($120 million net of tax), and $432 million ($304 million net of tax) in 2012, 2011 and 2010, respectively, attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale mortgage banking unit. See “Note 21—Commitments, Contingencies and Guarantees” for further details.

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets, which consisted primarily of income tax receivables, of $309 million and $304 million as of December 31, 2012 and 2011, respectively. Liabilities totaled $644 million and $680 million as of December 31, 2012 and 2011, respectively, consisting primarily of reserves for representations and warranties on loans previously sold to third parties.

NOTE 4—INVESTMENT SECURITIES

Our portfolio of investment securities available for sale, which had a fair value of $64.0 billion and $38.8 billion as of December 31, 2012, and 2011, respectively, consisted primarily of the following: U.S. Treasury and U.S. agency debt obligations; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities, and other investments. Based on fair value, investments in U.S. Treasury, agency securities and other securities explicitly or implicitly guaranteed by the U.S. Government represented 77% of our total investment securities available for sale as of December 31, 2012 and 2011, respectively.

Securities at Amortized Cost and Fair Value

Substantially all of our investment securities were classified as available for sale as of December 31, 2012 and reported in our consolidated balance sheets at fair value. In 2012, we purchased $9 million of securities that we designated as held to maturity. These securities are included in other assets in our consolidated balance sheets.

The following tables present the amortized cost, fair value and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of December 31, 2012 and 2011. The gross unrealized gains (losses) related to our available-for-sale investment securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$1,548	$4	$0	$0	$0	$1,552
U.S. agency debt obligations(3)	1,304	12	0	(2)	(2)	1,314
Residential mortgage-backed securities (“RMBS”):
Agency(4)	39,408	652	0	(58)	(58)	40,002
Non-agency	3,607	312	(38)	(10)	(48)	3,871

Total RMBS	43,015	964	(38)	(68)	(106)	43,873

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	6,045	103	0	(4)	(4)	6,144
Non-agency	1,425	62	0	(2)	(2)	1,485

Total CMBS	7,470	165	0	(6)	(6)	7,629

Other asset-backed securities (“ABS”)(5)	8,393	70	0	(5)	(5)	8,458
Other(6)	1,120	34	0	(1)	(1)	1,153

Total securities available for sale	$62,850	$1,249	$(38)	$(82)	$(120)	$63,979

	December 31, 2011
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$115	$9	$0	$0	$0	$124
U.S. agency debt obligations(3)	131	7	0	0	0	138
Residential mortgage-backed securities (“RMBS”):
Agency(4)	24,980	539	0	(31)	(31)	25,488
Non-agency	1,340	1	(170)	(9)	(179)	1,162

Total RMBS	26,320	540	(170)	(40)	(210)	26,650

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	697	14	0	0	0	711
Non-agency	459	17	0	0	0	476

Total CMBS	1,156	31	0	0	0	1,187

Other asset-backed securities (“ABS”)(5)	10,119	45	0	(14)	(14)	10,150
Other(6)	462	51	0	(3)	(3)	510

Total securities available for sale	$38,303	$683	$(170)	$(57)	$(227)	$38,759

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $300 million and $130 million as of December 31, 2012 and 2011, respectively, and fair value of $302 million and $137 as of December 31, 2012 and 2011, respectively. The remaining balance consists of debt explicitly or implicitly guaranteed by the U.S. Government.

(4)

Includes Mortgage-backed Securities (“MBS”) issued by Fannie Mae, Freddie Mac and Ginnie Mae, each of which individually exceeded 10% of our stockholders’ equity as of the end of each reported period. Fannie Mae MBS had an amortized cost of $22.9 billion and $12.3 billion as of December 31, 2012, and 2011, respectively, and a fair value of $23.2 billion and $12.6 billion as of December 31, 2012 and 2011, respectively. Freddie Mac MBS had an amortized cost of $12.6 billion and $8.9 billion as of December 31, 2012 and 2011, respectively, and a fair value of $12.9 billion and $9.1 billion as of December 31, 2012 and 2011, respectively. Ginnie Mae MBS had an amortized cost of $9.9 billion and $4.5 billion as of December 31, 2012 and 2011, respectively, and a fair value of $10.0 billion and $4.5 billion as of December 31, 2012 and 2011, respectively.

(5)

This portfolio was collateralized by approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 5% equipment loans, 2% commercial paper, and 4% other as of December 31, 2012. In comparison, the distribution was approximately 75% credit card loans, 11% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% student loans, 2% equipment loans, and 2% other as of December 31, 2011. Approximately 82% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of December 31, 2012, compared with 86% as of December 31, 2011.

(6)	Includes foreign government/agency bonds, covered bonds, municipal securities and equity investments primarily related to CRA activities

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale investment securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011.

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
US Treasury Obligations	$371	$(2)	$0	$0	$371	$(2)
RMBS:
Agency(1)	8,720	(46)	884	(12)	9,604	(58)
Non-agency	196	(19)	471	(29)	667	(48)

Total RMBS	8,916	(65)	1,355	(41)	10,271	(106)

CMBS:
Agency(1)	1,009	(4)	0	0	1,009	(4)
Non-agency	201	(2)	0	0	201	(2)

Total CMBS	1,210	(6)	0	0	1,210	(6)

ABS	1,102	(4)	99	(1)	1,201	(5)
Other	103	0	13	(1)	116	(1)

Total securities available for sale in a gross unrealized loss position	$11,702	$(77)	$1,467	$(43)	$13,169	$(120)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
RMBS:
Agency(1)	$4,731	$(30)	$334	$(1)	$5,065	$(31)
Non-agency	151	(17)	986	(162)	1,137	(179)

Total RMBS	4,882	(47)	1,320	(163)	6,202	(210)

CMBS:
Agency(1)	100	0	0	0	100	0
Non-agency	67	0	0	0	67	0

Total CMBS	167	0	0	0	167	0

ABS	2,084	(11)	81	(3)	2,165	(14)
Other	198	0	85	(3)	283	(3)

Total securities available for sale in a gross unrealized loss position	$7,331	$(58)	$1,486	$(169)	$8,817	$(227)

(1)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities investment of $120 million as of December 31, 2012 relate to 532 individual securities. Our investments in non-agency MBS and non-agency asset-backed securities accounted for $55 million, or 46%, of total gross unrealized losses as of December 31, 2012. Of the $120 million gross unrealized losses as of December 31, 2012, $43 million related to investment securities that had been in a loss position for more than 12 months. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail in the Other-than-temporary impairment section of this footnote.

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of December 31, 2012:

	December 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2,464	$2,471
Due after 1 year through 5 years	7,002	7,037
Due after 5 years through 10 years	4,674	4,756
Due after 10 years(1)	48,710	49,715

Total	$62,850	$63,979

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of December 31, 2012. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	December 31, 2012
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$702	0.21%	$850	0.50%	$0	0%	$0	0%	$1,552	0.37%
U.S. agency debt obligations(2)	103	4.59	66	2.32	1,131	1.75	14	3.48	1,314	2.01
RMBS:
Agency(3)	1,539	2.93	22,350	2.77	15,787	2.58	326	3.13	40,002	2.70
Non-agency	87	8.52	1,720	7.76	1,922	7.98	142	7.68	3,871	7.88

Total RMBS	1,626	3.22	24,070	3.11	17,709	3.13	468	4.54	43,873	3.14
CMBS:
Agency(3)	94	1.60	3,686	1.84	2,356	2.31	8	6.85	6,144	2.02
Non-agency	305	3.73	279	3.47	901	3.22	0	0	1,485	3.38

Total CMBS	399	3.23	3,965	1.95	3,257	2.55	8	6.85	7,629	2.28

ABS	2,082	1.41	5,525	1.15	755	2.23	96	6.84	8,458	1.37
Other(4)	455	0.71	495	1.55	76	2.35	127	0.04	1,153	1.13

Total securities available for sale	$5,367	1.94%	$34,971	2.58%	$22,928	2.95%	$713	4.17%	$63,979	2.67%

Amortized cost of securities available-for-sale	$5,358		$34,318		$22,506		$668		$62,850

(1)	Yields are calculated based on the amortized cost of each security.
(2)	Consists of debt securities issued by Fannie Mae and Freddie Mac and other investments which are implicitly or explicitly guaranteed by the U.S. government.
(3)	Consists of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(4)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (“FTE”) basis.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes other-than-temporary impairment losses on debt securities recognized in earnings for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010 (1)
Total OTTI losses	$38	$131	$128
Portion of other-than-temporary losses recorded in AOCI (2)	14	(110)	(63)

Net OTTI losses recognized in earnings	$52	$21	$65

(1)	We recognized $36 million of OTTI losses in earnings for securities sold during 2010.
(2)

In 2012, based on our ongoing OTTI assessments, we determined that the projected cash flows on certain acquired investment securities were less than their initial fair value at acquisition and the difference was therefore recognized in earnings.

As indicated in the table above, we recorded net OTTI in earnings totaling $52 million, $21 million and $65 million in 2012, 2011 and 2010, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $9 million and $170 million as of December 31, 2012 and 2011, respectively. We estimate the portion of losses attributable to credit using a discounted cash flow model and we estimate the expected cash flows from the underlying collateral using industry-standard third-party modeling tools. These tools take into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to securities for which we have not recognized an OTTI on of $82 million and $57 million as of December 31, 2012 and 2011, respectively, are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents activity for the years ended December 31, 2012, 2011 and 2010, related to the credit component of OTTI recognized in earnings on investment debt securities:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Credit loss component, beginning of period	$68	$49	$32
Additions:
Initial credit impairment	22	3	12
Subsequent credit impairment	30	18	17

Total additions	52	21	29

Reductions:
Sales of credit-impaired securities	0	(2)	(4)
Change in intent to sell or requirement to sell	0	0	(8)

Total reductions	0	(2)	(12)

Ending balance	$120	$68	$49

AOCI Related to Securities Available for Sale

The table below presents the changes in AOCI, net of tax, related to our available-for-sale securities. The net unrealized gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax, during the period. The net reclassification adjustment for net realized losses (gains) represents the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of an available-for-sale security.

	Year Ended December 31, 2012
(Dollars in millions)	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$456	$170	$286
Net unrealized gains	718	273	445
Net realized losses (gains) reclassified from AOCI into earnings	(45)	(17)	(28)

Ending balance AOCI related to securities available for sale	$1,129	$426	$703

	Year Ended December 31, 2011
(Dollars in millions)	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$572	$203	$369
Net unrealized gains	64	31	33
Net realized losses (gains) reclassified from AOCI into earnings	(180)	(64)	(116)

Ending balance AOCI related to securities available for sale	$456	$170	$286

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2010
(Dollars in millions)	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$288	$102	$186
Net unrealized gains	343	122	221
Net realized losses (gains) reclassified from AOCI into earnings	(59)	(21)	(38)

Ending balance AOCI related to securities available for sale	$572	$203	$369

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings in 2012, 2011 and 2010. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of available-for-sale investment securities for the periods presented. We sold approximately $16.9 billion of investment securities, consisting predominantly of agency MBS, during the year ended December 31, 2012. We recorded a net realized gain of $45 million on the sale of these securities.

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Gross realized investment gains	$56	$259	$141
Gross realized investment losses	(11)	0	0

Net realized gains	$45	$259	$141

Total proceeds from sales	$16,894	$9,169	$12,466

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $13.8 billion and $8.8 billion as of December 31, 2012 and 2011, respectively, primarily related to FHLB transaction and Public Fund deposits. We accepted securities with a fair value of $238 million and $4 million as of December 31, 2012 and 2011, primarily related to our derivative transactions in 2012 and secured borrowings transactions in 2011.

Securities Acquired

In connection with the February 17, 2012 acquisition of ING Direct, we acquired investments in debt securities that had a fair value of $30.2 billion at acquisition. We concluded that certain of these securities, which had an estimated fair value of $2.9 billion and contractually required principal and interest payments of $5.6 billion at acquisition, were credit-impaired because there was evidence of credit deterioration and it was probable that we would not collect all contractually required principal and interest payments due.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit result in the recognition of other-than-temporary impairment. Increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield.

In accounting for the acquired investments in debt securities that we did not consider to be credit impaired at acquisition, any premium or discount at acquisition is recognized in interest income over the contractual life of the security using the effective interest method.

Initial Fair Value and Accretable Yield of Acquired Credit-Impaired Investment Debt Securities

The table below displays the contractually required principal and interest cash flows expected to be collected and the fair value, at acquisition, of the acquired ING Direct credit-impaired investment debt securities. The table also displays the nonaccretable difference and the accretable yield at acquisition.

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

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired investment debt securities as of December 31, 2012:

December 31, 2012
(Dollars in millions)	Purchased Credit-Impaired Securities
Contractual principal and interest	$5,242

Carrying value	$2,585

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired investment debt securities:

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield prior to February 17, 2012	$0
Additions from new acquisitions(1)	1,743
Accretion recognized in earnings	(202)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications (to)/from nonaccretable difference	(29)

Accretable yield as of December 31, 2012	$1,512

(1)	Includes securities acquired from ING Direct as well as other securities.

NOTE 5—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans we own and loans underlying our securitization trusts. Our loan portfolio consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loans Acquired in Business Acquisitions

Our portfolio of loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value as of the date of each acquisition.

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected was $37.1 billion as of December 31, 2012, compared with $4.7 billion as of December 31, 2011. The increase was largely due to the acquired loans from the ING Direct acquisition.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We increased the allowance and recorded a provision for credit losses of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$31 million for year ended December 31, 2012 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $57 million and $26 million as of December 31, 2012 and 2011, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

Loans Acquired and Accounted for Based on Contractual Cash Flows

Of the loans acquired in the 2012 U.S. card acquisition, there were loans of $26.2 billion designated as held for investment that had existing revolving privileges at acquisition and were, therefore, excluded from the accounting guidance applied to the acquired loans described in the paragraphs above.

These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. Fair value was determined by discounting all expected cash flows (contractual principal, interest, finance charges and fees of $33.3 billion less those amounts not expected to be collected of $3.0 billion) at a market discount rate.

Under applicable accounting guidance, we are required to amortize the net premium of $705 million over the contractual principal amount as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to acquired revolving loans, it is necessary to record an allowance through provision expense to properly recognize an estimate of incurred losses on the existing principal balances, which represents a portion of the total amounts not expected to be collected described above. At acquisition, we recorded a provision for credit losses of $1.2 billion to establish an initial allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio. The provision for credit losses of $1.2 billion is included in the total provision for credit losses of $4.4 billion recorded during 2012 as indicated in “Note 6—Allowance for Loan and Lease Losses.”

Excluded from the amounts above were acquired revolving loans from the 2012 U.S. card acquisition with a fair value of $471 million that we designated as held for sale at acquisition. We closed on the sale of these receivables early in the third quarter.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the composition of our held-for-investment loan portfolio, including restricted loans for securitization investors, as of December 31, 2012 and 2011.

	December 31,
(Dollars in millions)	2012	2011
Credit Card business:
Domestic credit card loans	$82,328	$54,682
International credit card loans	8,614	8,466

Total credit card loans	90,942	63,148

Domestic installment loans	813	1,927

Total credit card	91,755	65,075

Consumer Banking business:
Auto	27,123	21,779
Home loan	44,100	10,433
Other retail	3,904	4,103

Total consumer banking	75,127	36,315

Commercial Banking business:(1)
Commercial and multifamily real estate	17,732	15,736
Commercial and industrial	19,892	17,088

Total commercial lending	37,624	32,824
Small-ticket commercial real estate	1,196	1,503

Total commercial banking	38,820	34,327
Other:
Other loans	187	175

Total loans	$205,889	$135,892

(1)	Includes construction loans and land development loans totaling $2.1 billion and $2.2 billion as of December 31, 2012 and 2011, respectively.

The significant increase in loans held for investment was attributable to the addition of $40.4 billion of loans from the ING Direct acquisition and $27.8 billion of loans classified as held for investment from the 2012 U.S. card acquisition, which was partially offset by the continued expected run-off of loans in businesses we exited or repositioned, other loan pay downs and charge-offs.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present the information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of December 31, 2012 and 2011.

Loans 90 days or more past due totaled approximately $2.3 billion and $2.0 billion as of December 31, 2012 and 2011, respectively. Loans classified as nonperforming totaled $1.1 billion as of both December 31, 2012 and 2011, respectively.

	December 31, 2012
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	> 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit Card:
Domestic credit card	$79,852	$932	$659	$1,410	$3,001	$288	$83,141	$1,410	$0
International credit card	8,227	145	89	153	387	0	8,614	100	100

Total credit card	88,079	1,077	748	1,563	3,388	288	91,755	1,510	100

Consumer Banking:
Auto	25,057	1,341	559	149	2,049	17	27,123	0	149
Home loan	7,317	63	29	288	380	36,403	44,100	0	422
Retail banking	3,789	26	10	45	81	34	3,904	1	71

Total consumer banking	36,163	1,430	598	482	2,510	36,454	75,127	1	642

Commercial Banking:
Commercial and multifamily real estate	17,357	64	77	107	248	127	17,732	2	137
Commercial and industrial	19,525	57	3	75	135	232	19,892	14	133

Total commercial lending	36,882	121	80	182	383	359	37,624	16	270

Small-ticket commercial real estate	1,153	28	9	6	43	0	1,196	0	12

Total commercial banking	38,035	149	89	188	426	359	38,820	16	282

Other:
Other loans	118	8	5	23	36	33	187	0	30

Total	$162,395	$2,664	$1,440	$2,256	$6,360	$37,134	$205,889	$1,527	$1,054

% of Total loans	78.9%	1.3%	0.7%	1.1%	3.1%	18.0%	100.0%	0.7%	0.5%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	> 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit Card:
Domestic credit card	$54,536	$627	$445	$1,001	$2,073	$0	$56,609	$1,001	$0
International credit card	8,028	145	98	195	438	0	8,466	195	0

Total credit card	62,564	772	543	1,196	2,511	0	65,075	1,196	0

Consumer Banking:
Auto	20,128	1,075	423	106	1,604	47	21,779	0	106
Home loan	5,843	89	43	346	478	4,112	10,433	1	456
Retail banking	3,964	24	17	53	94	45	4,103	4	90

Total consumer banking	29,935	1,188	483	505	2,176	4,204	36,315	5	652

Commercial Banking:
Commercial and multifamily real estate	15,231	172	23	147	342	163	15,736	34	207
Commercial and industrial	16,618	63	16	73	152	318	17,088	7	125

Total commercial lending	31,849	235	39	220	494	481	32,824	41	332

Small-ticket commercial real estate	1,362	98	19	24	141	0	1,503	0	40

Total commercial banking	33,211	333	58	244	635	481	34,327	41	372

Other:
Other loans	129	13	8	25	46	0	175	0	35

Total	$125,839	$2,306	$1,092	$1,970	$5,368	$4,685	$135,892	$1,242	$1,059

% of Total loans	92.6%	1.7%	0.8%	1.5%	4.0%	3.4%	100.0%	0.9%	0.8%

(1)

Acquired loans include loans acquired and accounted for under the accounting guidance for loans acquired in a transfer including business combinations. These loans are subsequently accounted for based on the acquired loans’ expected cash flows. Excludes loans subsequently accounted for based on the acquired loans’ contractual cash flows.

(2)	Acquired loans are excluded from loans reported as 90 days and still accruing interest and nonperforming loans.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of December 31, 2012 and 2011. We also present comparative net charge-offs for the years ended December 31, 2012 and 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	December 31, 2012						December 31, 2011
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$9,245	10.0%	$31	0.1%	$9,276	10.1%	$6,410	9.9%
Texas	5,910	6.5	23	0.0	5,933	6.5	3,862	5.9
New York	5,846	6.4	23	0.0	5,869	6.4	3,737	5.7
Florida	4,835	5.3	17	0.0	4,852	5.3	3,382	5.2
Illinois	4,100	4.5	15	0.0	4,115	4.5	2,664	4.1
Pennsylvania	3,861	4.2	14	0.0	3,875	4.2	2,575	4.0
Ohio	3,351	3.6	12	0.0	3,363	3.6	2,284	3.5
New Jersey	3,060	3.3	10	0.0	3,070	3.3	2,162	3.3
Michigan	2,917	3.2	11	0.0	2,928	3.2	1,834	2.8
Other	39,728	43.3	132	0.2	39,860	43.5	27,699	42.6

Total domestic credit card and installment loans	82,853	90.3	288	0.3	83,141	90.6	56,609	87.0

International credit card:
United Kingdom	3,678	4.0	0	0.0	3,678	4.0	3,828	5.9
Canada	4,936	5.4	0	0.0	4,936	5.4	4,638	7.1

Total international credit card	8,614	9.4	0	0.0	8,614	9.4	8,466	13.0

Total credit card and installment loans	$91,467	99.7%	$288	0.3%	$91,755	100.0%	$65,075	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$3,326	3.62%	$62	0.07%	$3,388	3.69%	$2,511	3.86%
90+ day delinquencies(2)	1,530	1.67	33	0.03	1,563	1.70	1,196	1.84

	December 31,
	2012		2011
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$2,532	3.53%	$2,522	4.72%
International credit card	412	4.98	534	6.18

Total(3)	$2,944	3.68%	$3,056	4.92%

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

The 30+ day delinquency rate for our entire credit card loan portfolio decreased to 3.69% as of December 31, 2012, from 3.86% as of December 31, 2011, reflecting underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including acquired loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding acquired loans, as of December 31, 2012 and 2011, and net charge-offs for the years ended December 31, 2012 and 2011.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	December 31, 2012
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,317	5.7%	$0	0.0%	$4,317	5.7%
California	2,676	3.6	0	0.0	2,676	3.6
Florida	1,621	2.1	0	0.0	1,621	2.1
Louisiana	1,504	2.0	0	0.0	1,504	2.0
Georgia	1,404	1.9	0	0.0	1,404	1.9
Illinois	1,134	1.5	0	0.0	1,134	1.5
Ohio	1,032	1.4	0	0.0	1,032	1.4
Other	13,418	17.8	17	0.1	13,435	17.9

Total auto	$27,106	36.0%	$17	0.1%	$27,123	36.1%

Home loan:
California	$1,168	1.6%	$9,098	12.1%	$10,266	13.7%
New York	1,678	2.2	1,598	2.1	3,276	4.3
Illinois	102	0.1	2,875	3.8	2,977	3.9
Maryland	403	0.5	1,878	2.5	2,281	3.0
New Jersey	402	0.5	1,717	2.3	2,119	2.8
Virginia	342	0.5	1,748	2.3	2,090	2.8
Florida	183	0.3	1,863	2.5	2,046	2.8
Other	3,419	4.6	15,626	20.8	19,045	25.4

Total home loan	$7,697	10.3%	$36,403	48.4%	$44,100	58.7%

Retail banking:
Louisiana	$1,447	1.9%	$0	0.0%	$1,447	1.9%
New York	864	1.2	0	0.0	864	1.2
Texas	844	1.1	0	0.0	844	1.1
New Jersey	312	0.4	0	0.0	312	0.4
Maryland	96	0.1	20	0.1	116	0.2
Virginia	78	0.1	9	0.0	87	0.1
California	47	0.1	0	0.0	47	0.1
Other	182	0.2	5	0.0	187	0.2

Total retail banking	$3,870	5.1%	$34	0.1%	$3,904	5.2%

Total consumer banking	$38,673	51.4%	$36,454	48.6%	$75,127	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$2,049	7.55%	$380	0.86%	$81	2.07%	$2,510	3.34%
90+ day delinquencies	149	0.55	288	0.65	45	1.15	482	0.64
Nonperforming loans	149	0.55	422	0.96	71	1.82	642	0.85

	December 31, 2011
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$3,901	10.7%	$0	0.0%	$3,901	10.7%
California	1,837	5.1	0	0.0	1,837	5.1
Louisiana	1,389	3.8	0	0.0	1,389	3.8
Florida	1,196	3.3	0	0.0	1,196	3.3
Georgia	1,124	3.1	0	0.0	1,124	3.1
Illinois	950	2.6	0	0.0	950	2.6
New York	940	2.6	0	0.0	940	2.6
Other	10,395	28.7	47	0.1	10,442	28.8

Total auto	$21,732	59.9%	$47	0.1%	$21,779	60.0%

Home loan:
New York	$1,770	4.9%	$276	0.8%	$2,046	5.7%
California	768	2.1	1,128	3.1	1,896	5.2
Louisiana	1,528	4.2	2	0.0	1,530	4.2
Maryland	286	0.8	618	1.7	904	2.5
Virginia	206	0.6	588	1.6	794	2.2
New Jersey	344	0.9	235	0.6	579	1.5
Other	1,419	3.9	1,265	3.5	2,684	7.4

Total home loan	$6,321	17.4%	$4,112	11.3%	$10,433	28.7%

Retail banking:
Louisiana	$1,514	4.2%	$0	0.0%	$1,514	4.2%
Texas	930	2.6	0	0.0	930	2.6
New York	896	2.5	0	0.0	896	2.5
New Jersey	295	0.8	0	0.0	295	0.8
District of Columbia	254	0.7	7	0.0	261	0.7
Maryland	49	0.1	23	0.1	72	0.2
Virginia	30	0.1	12	0.0	42	0.1
Other	90	0.2	3	0.0	93	0.2

Total retail banking	$4,058	11.2%	$45	0.1%	$4,103	11.3%

Total consumer banking	$32,111	88.5%	$4,204	11.5%	$36,315	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,604	7.36%	$478	4.58%	$94	2.29%	$2,176	5.99%
90+ day delinquencies	106	0.48	346	3.32	53	1.29	505	1.39
Nonperforming loans	106	0.48	456	4.37	90	2.18	652	1.79

	December 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$414	1.66%	$52	0.12%	$65	1.57%	$531	0.74%

	December 31, 2011
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$334	1.72%	$77	0.68%	$73	1.78%	$484	1.39%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing net charge-offs by average loans held for investment during 2012 and 2011.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loan portfolio as of December 31, 2012 and 2011, based on selected key risk characteristics.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,483	7.9%	$4,858	11.0%	$8,341	18.9%
2006	621	1.4	2,865	6.5	3,486	7.9
2007	446	1.0	6,189	14.0	6,635	15.0
2008	257	0.6	5,210	11.8	5,467	12.4
2009	167	0.4	3,438	7.8	3,605	8.2
2010	188	0.4	6,024	13.7	6,212	14.1
2011	324	0.7	6,705	15.2	7,029	15.9
2012	2,211	5.1	1,114	2.5	3,325	7.6

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Geographic concentration:(2)
California	$1,168	2.7%	$9,098	20.6%	$10,266	23.3%
New York	1,678	3.8	1,598	3.6	3,276	7.4
Illinois	102	0.2	2,875	6.5	2,977	6.7
Maryland	403	0.9	1,878	4.3	2,281	5.2
New Jersey	402	0.9	1,717	3.9	2,119	4.8
Virginia	342	0.8	1,748	4.0	2,090	4.8
Florida	183	0.4	1,863	4.2	2,046	4.6
Arizona	95	0.2	1,828	4.1	1,923	4.3
Washington	113	0.3	1,766	4.0	1,879	4.3
Colorado	126	0.3	1,594	3.6	1,720	3.9
Other	3,085	7.0	10,438	23.7	13,523	30.7

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Lien type:
1st lien	$6,502	14.8%	$35,905	81.4%	$42,407	96.2%
2nd lien	1,195	2.7	498	1.1	1,693	3.8

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Interest rate type:
Fixed rate	$2,534	5.8%	$4,037	9.1%	$6,571	14.9%
Adjustable rate	5,163	11.7	32,366	73.4	37,529	85.1

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$4,113	39.4%	$1,675	16.1%	$5,788	55.5%
2006	699	6.7	908	8.7	1,607	15.4
2007	508	4.9	1,114	10.7	1,622	15.6
2008	243	2.3	325	3.1	568	5.4
2009	178	1.7	27	0.3	205	2.0
2010	237	2.3	49	0.4	286	2.7
2011	343	3.3	14	0.1	357	3.4

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Geographic concentration:(2)
New York	$1,770	17.0%	$276	2.6%	$2,046	19.6%
California	768	7.4	1,128	10.8	1,896	18.2
Louisiana	1,528	14.6	2	0.1	1,530	14.7
Maryland	286	2.7	618	5.9	904	8.6
Virginia	206	2.0	588	5.6	794	7.6
New Jersey	344	3.3	235	2.3	579	5.6
Texas	460	4.4	32	0.3	492	4.7
Florida	107	1.0	212	2.0	319	3.0
District of Columbia	69	0.7	158	1.5	227	2.2
Connecticut	87	0.8	76	0.7	163	1.5
Other	696	6.7	787	7.6	1,483	14.3

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Lien type:
1st lien	$5,194	49.8%	$3,547	34.0%	$8,741	83.8%
2nd lien	1,127	10.8	565	5.4	1,692	16.2

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

Interest rate type:
Fixed rate	$2,627	25.2%	$119	1.1%	$2,746	26.3%
Adjustable rate	3,694	35.4	3,993	38.3	7,687	73.7

Total	$6,321	60.6%	$4,112	39.4%	$10,433	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the ten states in which we have the highest concentration of home loans.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Banking

We evaluate the credit risk of commercial loans individually and use a risk-rating system to determine the credit quality of our commercial loans. We assign internal risk ratings to loans based on relevant information about the ability of borrowers to service their debt. In determining the risk rating of a particular loan, among the factors considered are the borrower’s current financial condition, historical credit performance, projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The ratings scale based on our internal risk-rating system is as follows:

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

We use our internal risk-rating system for regulatory reporting, determining the frequency of review of the credit exposures and evaluation and determination of the allowance for commercial loans. Loans of $1 million or more designated as criticized performing and criticized nonperforming are reviewed quarterly by management for further deterioration or improvement to determine if they are appropriately classified/graded and whether impairment exists. Noncriticized loans greater than $1 million are specifically reviewed, at least annually, to determine the appropriate loan grading. In addition, during the renewal process of any loan or if a loan becomes past due, we evaluate the risk rating.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of December 31, 2012 and 2011.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	December 31, 2012
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$13,299	75.0%	$5,460	27.4%	$723	60.5%	$19,482	50.2%
Mid-Atlantic	1,398	7.9	1,149	5.8	47	3.9	2,594	6.7
South	2,055	11.6	9,182	46.2	72	6.0	11,309	29.1
Other	853	4.8	3,869	19.4	354	29.6	5,076	13.1

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1
Acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$16,614	93.7%	$19,073	95.9%	$1,152	96.3%	$36,839	94.9%
Criticized performing	853	4.8	454	2.3	33	2.8	1,340	3.5
Criticized nonperforming	138	0.8	133	0.6	11	0.9	282	0.7

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1

Acquired loans:
Noncriticized	$77	0.4%	$228	1.2%	$0	0.0%	$305	0.8%
Criticized performing	50	0.3	4	0.0	0	0.0	54	0.1

Total acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$11,470	72.9%	$4,987	29.1%	$790	52.6%	$17,247	50.2%
Mid-Atlantic	1,305	8.3	763	4.5	56	3.7	2,124	6.2
South	1,743	11.1	8,324	48.7	93	6.2	10,160	29.6
Other	1,055	6.7	2,696	15.8	564	37.5	4,315	12.6

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6
Acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$14,256	90.6%	$16,002	93.6%	$1,359	90.4%	$31,617	92.1%
Criticized performing	1,110	7.1	642	3.8	105	7.0	1,857	5.4
Criticized nonperforming	207	1.3	126	0.7	39	2.6	372	1.1

Loans	15,573	99.0	16,770	98.1	1,503	100.0	33,846	98.6

Acquired loans:
Noncriticized	$127	0.8%	$303	1.8%	$0	0.0%	$430	1.3%
Criticized performing	36	0.2	15	0.1	0	0.0	51	0.1

Total acquired loans	163	1.0	318	1.9	0	0.0	481	1.4

Total	$15,736	100.0%	$17,088	100.0%	$1,503	100.0%	$34,327	100.0%

(1)	Amounts based on total loans as of December 31, 2012 and 2011.
(2)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about our impaired loans, excluding acquired loans, which are reported separately and discussed below:

	December 31, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$701	$0	$701	$230	$471	$678	$687	$70
International credit card and installment loans	172	0	172	101	71	164	192	11

Total credit card and installment loans(1)	873	0	873	331	542	842	879	81

Consumer banking:
Auto	169	159	328	20	308	606	130	31
Home loan	145	0	145	13	132	167	120	4
Retail banking	61	35	96	7	89	118	88	3

Total consumer banking	375	194	569	40	529	891	338	38

Commercial banking:
Commercial and multifamily real estate	168	112	280	32	248	315	353	8
Commercial and industrial	152	92	244	22	222	277	227	6

Total commercial lending	320	204	524	54	470	592	580	14

Small-ticket commercial real estate	3	11	14	1	13	21	23	0

Total commercial banking	323	215	538	55	483	613	603	14

Total	$1,571	$409	$1,980	$426	$1,554	$2,346	$1,820	$133

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$708	$0	$708	$244	$464	$691	$736	$73
International credit card and installment loans	190	0	190	109	81	179	181	7

Total credit card and installment loans(1)	898	0	898	353	545	870	917	80

Consumer banking:
Auto	58	0	58	8	50	58	25	5
Home loan	104	0	104	10	94	110	79	5
Retail banking	65	26	91	12	79	97	55	1

Total consumer banking	227	26	253	30	223	265	159	11

Commercial banking:
Commercial and multifamily real estate	232	157	389	54	335	459	401	8
Commercial and industrial	123	96	219	19	200	258	166	2

Total commercial lending	355	253	608	73	535	717	567	10

Small-ticket commercial real estate	10	30	40	2	38	62	35	1

Total commercial banking	365	283	648	75	573	779	602	11

Total	$1,490	$309	$1,799	$458	$1,341	$1,914	$1,678	$102

(1)	Credit card and installment loans include finance charges and fees.

TDR loans accounted for $1.8 billion and $1.6 billion of impaired loans as of December 31, 2012 and 2011, respectively. Consumer TDR loans classified as performing totaled $1.2 billion and $1.1 billion as of December 31, 2012 and 2011, respectively. Commercial TDR loans classified as performing totaled $253 million and $305 million as of December 31, 2012 and 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

	Total Loans Modified(1)	December 31, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$353	100%	11.45%	0%	0	0%	$0
International credit card	218	100	23.71	0	0	0	0

Total credit card	571	100	15.64	0	0	0	0

Consumer banking:
Auto	338	51	6.71	69	8	50	219
Home loan	62	65	2.50	75	128	45	10
Retail banking	28	3	2.67	96	9	0	0

Total consumer banking	428	50	5.90	72	26	46	229

Commercial banking:
Commercial and multifamily real estate	62	38	2.18	90	16	0	0
Commercial and industrial	131	7	3.90	87	13	0	0

Total commercial lending	193	17	2.67	88	14	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	193	17	2.67	88	14	0	0

Total	$1,192	69%	12.56%	40%	22	16%	$229

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Total Loans Modified(1)	December 31, 2011
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$321	100%	10.33%	0%	0	0%	$0
International credit card	253	100	23.06	0	0	0	0

Total credit card	574	100	15.93	0	0	0	0

Consumer banking:
Auto	78	65	1.39	100	10	0	0
Home loan	57	49	2.57	74	95	8	0
Retail banking	77	6	0.73	82	18	0	0

Total consumer banking	212	39	1.75	86	32	2	0

Commercial banking:
Commercial and multifamily real estate	166	42	3.13	96	13	11	4
Commercial and industrial	158	15	1.16	81	14	1	1

Total commercial lending	324	29	2.62	89	14	6	5
Small-ticket commercial real estate	4	0	0.00	100	3	0	0

Total commercial banking	328	28	2.62	89	13	6	5

Total	$1,114	67%	12.70%	43%	21	2%	$5

(1)

Represents total loans modified and accounted for as a TDR during the period. Paydowns, charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.

(2)	Percentage of loans modified and accounted for as a TDR during the period that were granted a reduced interest rate.
(3)	Weighted average interest rate reduction for those loans that received an interest rate concession.
(4)	Percentage of loans modified and accounted for as a TDR during the period that were granted a maturity date extension.
(5)	Weighted average change in maturity date for those loans that received a maturity date extension.
(6)	Percentage of loans modified and accounted for as a TDR during the period that were granted forgiveness or forbearance of a portion of their balance.
(7)	Total amount of forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write downs associated with the discharge of the borrower’s obligations.
(8)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2012		December 31, 2011
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	43,103	$85	34,489	$93
International credit card(1)	48,663	164	47,989	185

Total credit card	91,766	249	82,478	278

Consumer banking:
Auto	4,364	39	1,499	15
Home loan	99	7	101	12
Retail banking	107	11	237	11

Total consumer banking	4,570	57	1,837	38

Commercial banking:
Commercial and multifamily real estate	8	10	17	41
Commercial and industrial	23	18	13	9

Total commercial lending	31	28	30	50
Small-ticket commercial real estate	3	2	1	0

Total commercial banking	34	30	31	50

Total	96,370	$336	84,346	$366

(1)

The regulatory regime in the United Kingdom (“U.K.”) requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Initial Fair Value and Accretable Yield of Acquired Loans

The table below displays the contractually required cash flows expected to be collected and fair value at acquisition of acquired ING Direct loans accounted for based on expected cash flows. The table also displays the nonaccretable difference and the accretable yield at acquisition for these loans.

	At Acquisition on February 17, 2012
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans
Contractually required principal and interest at acquisition	$49,488	$3,684	$45,804
Less: Nonaccretable difference	(4,443)	(2,343)	(2,100)

Cash flows expected to be collected at acquisition(1) (2)	45,045	1,341	43,704
Less: Accretable yield(2)	(5,483)	(173)	(5,310)

Fair value of loans acquired(3) (4)	$39,562	$1,168	$38,394

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
(2)	In the third quarter of 2012 we revised our estimate of contractual cash flows at acquisition which resulted in an adjustment to accretable yield from $6.6 billion to $5.5 billion.
(3)

A portion of the loans acquired in connection with the ING Direct acquisition is accounted for based on the loan’s contractual cash flows rather than the expected cash flows. These loans, which had an estimated fair value at acquisition of $559 million, are not included in the above table. The contractual cash flows for these loans at acquisition was $858 million, of which we do not expect to collect $15 million.

(4)

A portion of the loans acquired in connection with the ING Direct acquisition was classified as held for sale. These loans, which had an estimated fair value at acquisition of $367 million, are not included in the above table. The contractual cash flows for these loans at acquisition was $384 million, of which we do not expect to collect $16 million.

The table below displays the contractually required cash flows expected to be collected and fair value at acquisition of the 2012 U.S. card acquisition loans accounted for based on expected cash flows. The table also displays the nonaccretable difference and the accretable yield at acquisition for these loans.

At Acquisition on May 1, 2012
(Dollars in millions)	Impaired Loans
Contractually required principal and interest at acquisition	$1,537
Less: Nonaccretable difference	(741)

Cash flows expected to be collected at acquisition(1)	796
Less: Accretable yield	(145)

Fair value of loans acquired(2) (3)	$651

(1)	Represents undiscounted expected cash flows of principal and interest, finance charges, and fees at acquisition.
(2)

The majority of the loans acquired in connection with the 2012 U.S. card acquisition had revolving privileges at acquisition. As such, we accounted for these loans based on the contractual cash flows rather than expected cash flows. These loans, which had an estimated fair value at acquisition of $26.9 billion, are not included in the table above.

(3)

A portion of the loans acquired in connection with the 2012 U.S. card acquisition was classified as held for sale. These loans, which had an estimated fair value of $471 million at acquisition, are not included in the table above.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows, as of December 31, 2012 and 2011. The table displays separately loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.

	December 31,
	2012			2011
(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans	Total Loans	Impaired Loans	Non- Impaired Loans
Contractual balance	$39,321	$6,195	$33,126	$5,751	$4,565	$1,186

Carrying value(1)	$37,109	$4,069	$33,040	$4,658	$3,576	$1,082

(1)	Includes $57 million and $26 million of cumulative impairment recognized as of December 31, 2012 and 2011, respectively.

Changes in Accretable Yield

We increased the allowance related to these loans by $31 million in 2012. We recorded impairment through our provision for credit losses of $31 million in 2012. The cumulative impairment recognized on these totaled $57 million and $26 million as of December 31, 2012 and 2011, respectively.

The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:

(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2010	$2,012	$1,754	$258
Accretion recognized in earnings	(431)	(365)	(66)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	237	232	5
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(66)	(55)	(11)

Accretable yield as of December 31, 2011	$1,752	$1,566	$186

Acquired loans accretable yield(1)	5,616	306	5,310
Accretion recognized in earnings	(1,316)	(390)	(926)
Reclassifications from nonaccretable difference for loans with improving cash flows(2) (3)	860	448	412
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(704)	(31)	(673)

Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309

(1)	Includes revised acquisition date accretable yield for ING Direct acquired loans.
(2)	Represents increases in accretable yields for those pools with increases that are primarily the result of improved credit performance.
(3)

Reflects the implementation of the 2012 OCC update to the Bank Accounting Advisory Series, which requires write-down of performing consumer loans restructured in bankruptcy to collateral value. Includes reductions of $28 million and $44 million for purchased credit-impaired loans and non-impaired loans, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Represents changes in accretable yields for those pools with reductions that are driven primarily by changes in actual and estimated prepayments.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $298.9 billion and $206.0 billion as of December 31, 2012 and 2011, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $17.5 billion and $14.8 billion as of December, 2012 and 2011, respectively.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $35 million and $66 million as of December 31, 2012 and 2011, respectively. See “Note 6—Allowance for Loan and Lease Losses” below for additional information.

NOTE 6—ALLOWANCE FOR LOAN AND LEASE LOSSES

We maintain an allowance for loan and lease losses that represents management’s best estimate of incurred loan and lease losses inherent in our held-for-investment portfolio as of each balance sheet date. We do not maintain an allowance for held-for-sale loans or acquired loans that are performing, in accordance with or better than our expectations, as of the date of acquisition, as the fair value of these loans already reflect a credit component.

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses on our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” for a description of the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the years ended December 31, 2012 and 2011:

		Consumer							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance
Balance as of December 31, 2010	$4,041	$353	$112	$210	$675	$830	$82	$5,628	$107	$5,735
Provision for credit losses	1,870	372	63	26	461	62	8	2,401	(41)	2,360
Charge-offs	(4,310)	(529)	(104)	(99)	(732)	(214)	(59)	(5,315)	0	(5,315)
Recoveries	1,254	195	27	26	248	37	5	1,544	0	1,544

Net charge-offs	(3,056)	(334)	(77)	(73)	(484)	(177)	(54)	(3,771)	0	(3,771)
Other changes	(8)	0	0	0	0	0	0	(8)	0	(8)

Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses	4,061	509	67	14	590	(240)	35	4,446	(31)	4,415
Charge-offs	(4,159)	(631)	(77)	(89)	(797)	(94)	(43)	(5,093)	0	(5,093)
Recoveries	1,215	217	25	24	266	52	5	1,538	0	1,538

Net charge-offs	(2,944)	(414)	(52)	(65)	(531)	(42)	(38)	(3,555)	0	(3,555)
Other changes	15	0	0	0	0	0	0	15	0	15

Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of December 31, 2012 and 2011:

	December 31, 2012
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$3,648	$466	$47	$104	$617	$376	$32	$4,673
Asset-specific(2)	331	20	13	7	40	54	1	426
Acquired loans(3)	0	0	53	1	54	3	0	57

Total allowance for loan and lease losses	$3,979	$486	$113	$112	$711	$433	$33	$5,156

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$90,594	$26,778	$7,552	$3,774	$38,104	$37,923	$154	$166,775
Asset-specific(2)	873	328	145	96	569	538	0	1,980
Acquired loans(3)	288	17	36,403	34	36,454	359	33	37,134

Total held-for-investment loans	$91,755	$27,123	$44,100	$3,904	$75,127	$38,820	$187	$205,889

Allowance as a percentage of period-end held-for-investment loans	4.34%	1.79%	0.26%	2.87%	0.95%	1.12%	17.65%	2.50%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,494	$383	$65	$150	$598	$638	$36	$3,766
Asset-specific(2)	353	8	10	12	30	75	0	458
Acquired loans(3)	0	0	23	1	24	2	0	26

Total allowance for loan and lease losses	$2,847	$391	$98	$163	$652	$715	$36	$4,250

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$64,177	$21,674	$6,217	$3,968	$31,859	$33,198	$175	$129,409
Asset-specific(2)	898	58	104	90	252	648	0	1,798
Acquired loans(3)	0	47	4,112	45	4,204	481	0	4,685

Total held-for-investment loans	$65,075	$21,779	$10,433	$4,103	$36,315	$34,327	$175	$135,892

Allowance as a percentage of period-end held-for-investment loans	4.37%	1.80%	0.94%	3.97%	1.80%	2.08%	20.57%	3.13%

(1)

The collectively evaluated component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation. The collectively evaluated component of the allowance for commercial loans, which we collectively evaluate for impairment, is based on our historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgment and interpretation.

(2)

The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan.

(3)	The acquired loans component of the allowance is accounted for based on expected cash flows. See “Note 5 – Loans” for details on these loans.

NOTE 7—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

In the normal course of business, we enter into various types of transactions with entities that are considered to be VIEs. Historically, our primary involvement with VIEs has been related to our securitization transactions in which we transferred assets from our balance sheet to securitization trusts. These securitization trusts typically meet the definition of a VIE. We have generally securitized credit card loans, auto loans, home loans and installment loans, which have provided a source of funding for us and as a means of transferring a certain portion of the economic risk of the loans or debt securities to third parties.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The vast majority of the VIEs in which we are involved have been consolidated in our financial statements.

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of December 31, 2012 and 2011. We separately present information for consolidated and unconsolidated VIEs.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2012
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(4)
Securitization-related VIEs:
Credit card loan securitizations(1)	$44,238	$13,488	$0	$0	$0
Auto loan securitizations(1)	0	0	0	0	0
Home loan securitizations(2) (3)	41	38	212	17	237
Other asset securitizations(1)	19	19	0	0	0

Total securitization-related VIEs	44,298	13,545	212	17	237

Other VIEs:
Affordable housing entities	0	0	2,390	414	2,390
Entities that provide capital to low-income and rural communities	375	88	6	4	6
Other	1	0	201	86	201

Total other VIEs	376	88	2,597	504	2,597

Total VIEs	$44,674	$13,633	$2,809	$521	$2,834

	December 31, 2011
	Consolidated		Non-Consolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(4)
Securitization-related VIEs:
Credit card loan securitizations(1)	$48,309	$17,443	$0	$0	$0
Auto loan securitizations(1)	95	78	0	0	0
Home loan securitizations(2) (3)	0	0	161	27	269
Other asset securitizations(1)	36	36	0	0	0

Total securitization-related VIEs	48,440	17,557	161	27	269

Other VIEs:
Affordable housing entities	0	0	1,818	243	1,818
Entities that provide capital to low-income and rural communities	320	46	6	3	6
Other	1	0	139	0	139

Total other VIEs	321	46	1,963	246	1,963

Total VIEs	$48,761	$17,603	$2,124	$273	$2,232

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents the gross assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.
(2)

The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests and letters of credit related to manufactured housing securitizations and are reported on our consolidated balance sheets under accounts receivable from securitizations.

(3)

The carrying amount of liabilities of securitization-related VIEs is comprised of obligations to fund negative amortization bonds associated with the securitization of option-adjustable rate mortgage loans (“option-ARMs”) and obligations on certain swap agreements associated with the securitization of manufactured housing loans.

(4)

The maximum exposure to loss represents the amount of loss we would incur in the unlikely event that all of our assets in the VIE become worthless and we were required to meet our maximum remaining funding obligations.

Securitization-related VIEs

We historically have securitized credit card loans, auto loans, home loans and installment loans. In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. The trust then issues various forms of interests in those assets to investors. We typically receive cash proceeds and/or other interests in the securitization trust for the assets we transfer. If the transfer of the assets to an unconsolidated securitization trust qualifies as a sale, we remove the assets from our consolidated balance sheet and recognize a gain or loss on the transfer. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing or the transfer of assets is to a consolidated VIE, the assets remain on our consolidated balance sheets and we record an offsetting liability for the proceeds received.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the securitization-related VIEs in which we had continuing involvement as of December 31, 2012 and 2011:

	Non-Mortgage			Mortgage
(Dollars in millions)	Credit Card	Auto Loan	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
December 31, 2012:
Securities held by third-party investors	$11,347	$0	$13	$2,702		$158		$1,117
Receivables in the trust	43,811	0	19	2,794		151		1,123
Cash balance of spread or reserve accounts	0	0	0	8		N/A		164
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No
December 31, 2011:
Securities held by third-party investors	$16,428	$75	$24	$3,122		$206		$1,247
Receivables in the trust	47,537	77	36	3,228		206		1,254
Cash balance of spread or reserve accounts	17	12	0	8		0		172
Retained interests	Yes	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See the information below regarding our on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of December 31, 2012 and 2011, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.7 billion and $3.1 billion at December 31, 2012 and 2011, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. We do not consolidate these trusts because we do not have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts.

In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are held at fair value in other assets on our consolidated balance sheets. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 11—Derivative Instruments and Hedging Activities” for further details on these derivatives.

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired a residual interest in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We had funded $28 million in advances through December 31, 2012, all of which were expensed as funded. Our unfunded commitment related to these residual interests was $8 million as of December 31, 2012. As a result of changes in facts and circumstances related to our involvement in VIEs during the fourth quarter of 2012, the assets and liabilities and results of operations and cash flows related to that entity have been incorporated into our consolidated financial from the date of initial consolidation in the fourth quarter of 2012. The carrying amount of the entity’s assets and liabilities are included in the December 31, 2012 Consolidated Home Loan securitizations amounts shown in the table above.

GreenPoint Mortgage Manufactured Housing

We retain the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit LLC (“GPC”), which was sold to a third party in 2004. Although we are the primary obligor, recourse obligations related to former GPC whole loan sales, commitments to exercise mandatory clean-up calls on certain GPC securitization transactions and servicing were transferred to a third party in the sale transaction. We do not consolidate the trusts used for the securitization of manufactured housing loans because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts since we no longer service the loans.

We were required to fund letters of credit in 2004 to cover losses and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $164 million and $172 million at December 31, 2012 and 2011, respectively. The fair value of the expected residual balances on the funded letters of credit was $50 million and $51 million at December 31, 2012 and 2011, respectively, and is included in other assets on the consolidated balance sheets.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.1 billion and $1.3 billion at December 31, 2012 and 2011, respectively. In the event the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third party sevicer does not fulfill on its options to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable. There have been no instances of non-performance to date by the third party.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. As of December 31, 2012 and 2011 our interests consisted of assets of approximately $2.4 billion and $2.0 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and was $2.4 billion as of December 31, 2012. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs at December 31, 2012 and 2011 were approximately $7.7 billion and $6.8 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated at December 31, 2012 and 2011 totaled approximately $375 million and $320 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate at December 31, 2012 and 2011 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of December 31, 2012. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

We have a variable interest in Capital One Financial Advisors, LLC which we consolidate as we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIE that we consolidated totaled approximately $1 million as of both December 31, 2012 and 2011. The assets are consolidated in our balance sheet in cash and other assets.

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $255 million and $309 million as of December 31, 2012 and 2011, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $114 million and $139 million as of December 31, 2012 and 2011, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $114 million as of December 31, 2012. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

In April 2012, we purchased membership interests in three limited liability companies that each operates a refined coal production facility. The sale of this refined coal qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code. In the aggregate, we paid $1 million in cash at closing and agreed to a fixed note payable of $86 million and additional quarterly variable payments based on the amount of tax credits to be generated by these entities from April 2012 to 2021. In addition, we have an ongoing commitment to fund a proportionate share of the operating expenses of each of these entities based on our ownership percentage. These limited liability companies were deemed to be VIEs and we determined that we were not the primary beneficiary as we do not have the power to direct the activities of these entities that most significantly impact their economic performance. Our membership interests in these entities are reflected on our consolidated balance sheet within other assets. As of December 31, 2012, the carrying value of our aggregate membership interest in these entities was $86 million. Our future obligation to these entities is predicated upon the generation of tax credits and their operating performance in future periods. The parties involved with these entities have recourse to our general credit for the quarterly variable payment amounts and ongoing funding commitments that become payable to them. These payments will only be required if the refined coal production facilities are either currently generating tax credits or expect to generate them imminently. We have not provided additional financial or other support during the period that we were not contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets, as of December 31, 2012 and 2011:

	December 31,
(Dollars in millions)	2012(1)	2011
Goodwill	$13,904	$13,592
Other intangible assets:
Purchased credit card relationship intangibles	1,864	52
Core deposit intangibles	496	479
Other	211	79

Total other intangible assets	2,571	610

Total goodwill and other intangible assets	$16,475	$14,202

(1)

December 31, 2012 amounts include goodwill and intangibles related to the 2012 U.S. card acquisition in the second quarter of 2012 and intangibles related to the acquisition of ING Direct in the first quarter of 2012.

Goodwill

In accordance with applicable accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Credit Card, International Credit Card, Auto Finance, other Consumer Banking and Commercial Banking. As of December 31, 2012 and 2011, goodwill of $13.9 billion and $13.6 billion, respectively, was included in the accompanying consolidated balance sheets. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

During the second quarter of 2012, we acquired the assets and assumed the liabilities of the credit card and private label credit card business of HSBC. In connection with the acquisition, we recorded goodwill of $304 million representing the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill was assigned to the Credit Card segment. See “Note 2—Acquisitions” for information regarding the 2012 U.S. card acquisition.

For the 2012 annual impairment test, the fair value of reporting units was calculated using a discounted cash flow analysis, a form of the income approach, using each reporting unit’s internal forecast and a terminal value calculated using a growth rate reflecting the nominal growth rate of the economy as a whole and appropriate discount rates for the respective reporting units. Cash flows were adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis required management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The cash flows were discounted to present value using reporting unit specific discount rates that are largely based on our

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

external cost of equity with adjustments for risk inherent in each reporting unit. Discount rates used for the reporting units ranged from 9.0% to 12.8%. The key inputs into the discounted cash flow analysis were corroborated with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.

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

We calculate the carrying values of our reporting units using an economic capital approach based on each reporting unit’s specific capital requirements and risks. Total reporting unit carrying values for the October 1, 2012 annual goodwill impairment test were $31.5 billion, compared to total Company equity of $39.7 billion as of September 30, 2012 as reported in our third quarter 2012 Form 10-Q filed with the SEC. The $8.2 billion remaining equity is primarily attributable to the following items: capital allocated to our Other operations, which are discussed in “Note 20–Business Segments;” preferred stock and unrealized gains in AOCI related to available-for-sale securities; and capital that is reserved for building up to future capital requirements related to our reporting units and our Other operations. The remaining equity, which represented approximately 3% of our total equity, is reserved for future capital needs such as balance sheet growth, acquisitions, dividends and share repurchases and one-time events subject to regulatory approvals. The capital reserved for our reporting units’ future capital requirements is not included in our reporting unit carrying values for our 2012 annual goodwill impairment test, since it does not represent capital allocated to and used in our reporting units’ businesses as of October 1, 2012; however, if the reserved capital was allocated to our reporting units’ carrying values for our 2012 annual goodwill impairment test, the reporting units’ fair values would continue to exceed their carrying values, resulting in no goodwill impairment.

We will continue to regularly monitor our market capitalization and capital allocations in 2013, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.

The following table provides a summary of goodwill based upon our business segments as of December 31, 2012 and 2011:

(Dollars in millions)	Credit Card	Consumer	Commercial	Total
Total Company
Balance as of December 31, 2010	$4,690	$4,583	$4,318	$13,591
Acquisitions	3	0	0	3
Other adjustments	(2)	0	0	(2)

Balance as of December 31, 2011	$4,691	$4,583	$4,318	$13,592

Acquisitions	304	0	0	304
Other adjustments	8	0	0	8

Balance as of December 31, 2012	$5,003	$4,583	$4,318	$13,904

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

In connection with our acquisitions, we recorded intangible assets which include purchased credit card relationship intangibles, core deposit intangibles, brokerage relations intangibles, partnership contract intangibles, other contract intangibles, trade mark/name intangibles and other intangibles, which are subject to amortization. At acquisition, the purchased credit card relationship intangibles reflect the estimated value of existing credit card holder relationships and the core deposit intangibles reflect the estimated value of deposit relationships.

In connection with the February 17, 2012 acquisition of ING Direct, we recognized core deposit intangibles of $209 million and other intangibles of $149 million at acquisition. In connection with the May 1, 2012 acquisition of the HSBC credit card portfolios, we recognized purchased credit card relationship intangibles of $2.2 billion and other intangibles of $47 million at acquisition.

The following table summarizes our intangible assets subject to amortization as of December 31, 2012 and 2011:

	December 31, 2012
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles(1)	$2,242	$(378)	$1,864	7.8 years
Core deposit intangibles(2)	1,771	(1,275)	496	5.6 years
Other(3)	354	(143)	211	10.3 years

Total	$4,367	$(1,796)	$2,571	7.6 years

	December 31, 2011
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles	$77	$(25)	$52	5.2 years
Core deposit intangibles	1,562	(1,083)	479	5.9 years
Other(4)	160	(81)	79	11.7 years

Total	$1,799	$(1,189)	$610	6.9 years

(1)	Includes purchased credit card relationship intangibles with a net carrying amount of $1.8 billion related to the 2012 U.S. card acquisition in the second quarter of 2012.
(2)	Includes core deposit intangibles with a net carrying value amount of $160 million related to the acquisition of ING Direct in the first quarter of 2012.
(3)

Includes brokerage relations intangibles with a net carrying value of $73 million, partnership contract intangibles with a net carrying value of $42 million, other contract intangibles with a net book value of $36 million, trade mark/name intangibles with a net carrying value of $26 million and other intangibles with a net book value of $34 million.

(4)

Includes brokerage relations intangibles with a net carrying value of $2 million, other contract intangibles with a net book value of $50 million and other intangibles with a net book value of $27 million.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets, which are reported in other assets on our consolidated balance sheets, are amortized over their respective estimated useful lives on either a straight-line or an accelerated basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2012, 2011, and 2010 and the estimated future amortization expense for intangible assets as of December 31, 2012:

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2010	$220
2011	222
2012	609

Estimated future amounts for the year ended December 31,
2013	$682
2014	554
2015	444
2016	341
2017	241
Thereafter	309

Total estimated future amounts	$2,571

NOTE 9—PREMISES, EQUIPMENT & LEASE COMMITMENTS

Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 were as follows:

	December 31,
(Dollars in millions)	2012	2011
Land	$580	$549
Buildings and improvements	2,341	2,018
Furniture and equipment	1,589	1,355
Computer software	1,563	932
In process	420	373

	6,493	5,227
Less: Accumulated depreciation and amortization	(2,906)	(2,479)

Total premises and equipment, net	$3,587	$2,748

Depreciation and amortization expense from continuing operations was $468 million, $317 million and $327 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2056, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increases in relation to a cost of living index. Total rent expenses from continuing operations amounted to approximately $216 million, $180 million and $191 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum rental commitments as of December 31, 2012, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2013	$212
2014	206
2015	193
2016	182
2017	164
Thereafter	801

Total	$1,758

Minimum sublease rental income of $49 million due in future years under non-cancelable leases has not been included in the table above as a reduction to minimum lease payments.

NOTE 10—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of December 31, 2012, we had $190.0 billion in interest-bearing deposits, of which $4.5 billion represented large denomination certificates of $100,000 or more. As of December 31, 2011, we had $109.9 billion in interest-bearing deposits, of which $4.6 billion represents large denomination certificates of $100,000 or more. The year over year increase of $80.1 billion reflects the addition of deposits from the ING Direct acquisition and increased retail marketing efforts to attract new business and our continued strategy to leverage our bank outlets to attract lower cost deposit funding.

Securitized Debt Obligations

As of December 31, 2012, we had $11.4 billion of securitized debt obligations outstanding, including $22 million in fair value hedging losses. As of December 31, 2011 we had $16.5 billion of securitized debt obligations outstanding, including $27 million in fair value hedging losses. The $5.1 billion decrease was attributable to the scheduled debt pay downs within our credit card securitization trusts. See “Note 11—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt

We filed a new shelf registration statement with the U.S. Securities & Exchange Commission (“SEC”) on April 30, 2012, which will expire three years from the filing date, under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell.

Senior and Subordinated Notes

As of December 31, 2012, we had $12.7 billion of senior and subordinated notes outstanding, net of a fair value hedging loss of $857 million. As of December 31, 2011, we had $11.0 billion of senior and subordinated notes outstanding, net of a fair value hedging loss of $823 million. In 2012, we issued $2.3 billion in senior notes, which was partially offset by $632 million in maturities of senior and subordinated notes. The new senior notes were issued in three series, each due in 2015.

See “Note 11—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Junior Subordinated Debentures

We had $3.6 billion of outstanding junior subordinated debentures as of both December 31, 2012 and 2011, respectively. All outstanding principal amounts of the junior subordinated debentures were redeemed on January 2, 2013.

FHLB Advances

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock which totaled $1.3 billion and $362 million as of December 31, 2012 and 2011, respectively, and is included in other assets on our consolidated balance sheets.

We had outstanding FHLB advances, which were secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $20.9 billion and $6.9 billion as of December 31, 2012 and 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of December 31, 2012 and 2011. Our total short-term borrowings consist of federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

	December 31,
(Dollars in millions)	2012	2011
Deposits:
Non-interest bearing deposits	$22,467	$18,281
Interest-bearing deposits	190,018	109,945

Total deposits	$212,485	$128,226

Short-term borrowings:
Federal Funds purchased and securities loaned or sold under agreements to repurchase	$1,248	$1,464
FHLB advances	19,900	5,835

Total short-term borrowings	$21,148	$7,299

	December 31,
	2012				2011
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate
Long-term debt:
Securitized debt obligations	2013 - 2030	0.24% - 6.40%	1.71%	$11,398	16,527
Senior and subordinated notes:
Fixed unsecured senior debt	2013 - 2021	1.00% - 7.38%	4.38%	8,623	6,850
Floating unsecured senior debt	2014 - 2015	0.95% - 1.49%	1.22%	500	250

Total unsecured senior debt			4.20%	9,123	7,100
Fixed unsecured subordinated debt	2013 - 2019	5.35% - 8.80%	7.46%	3,563	3,934

Total senior and subordinated notes				12,686	11,034
Other long-term borrowings:
Fixed junior subordinated debt	2027 - 2066	3.36% - 10.25%	8.57%	3,641	3,642
FHLB advances	2013 - 2023	0.38% - 6.88%	0.87%	1,037	1,059

Total other long-term borrowings				4,678	4,701
Total long-term debt				$28,762	$32,262

Total short-term borrowings and long-term debt				$49,910	$39,561

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest-bearing time deposits, securitized debt obligations and other debt as of December 31, 2012, mature as follows:

(Dollars in millions)	Interest- Bearing Time Deposits(1)	Securitized Debt Obligations	Federal Funds Purchased and Securities Sold under Agreements to Repurchase	Senior and Subordinated Notes	Other Borrowings	Total
2013	$10,855	$2,628	$1,248	$792	$19,916	$35,439
2014	1,717	2,900	0	2,417	945	7,979
2015	2,048	502	0	2,663	22	5,235
2016	273	1,329	0	1,934	20	3,556
2017	195	3,764	0	1,793	19	5,771
Thereafter	435	275	0	3,087	3,656	7,453

Total	$15,523	$11,398	$1,248	$12,686	$24,578	$65,433

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2	$4	$4
FHLB advances	18	2	0

Total short-term borrowings	20	6	4

Long-term debt:
Securitized debt obligations	271	422	804
Senior and subordinated notes:
Unsecured senior debt	226	181	154
Unsecured subordinated debt	119	119	122

Total senior and subordinated notes	345	300	276

Other long-term borrowings:
Junior subordinated debt	315	310	322
FHLB advances	11	12	20
Other	10	9	5

Total long-term debt	952	1,053	1,427

Total short-term borrowings and long-term debt	$972	$1,059	$1,431

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset/liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Asset Liability Management Committee and approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity through several approaches, which include, but are not limited to, changing the maturity and re-pricing characteristics of various balance sheet categories and by entering into interest rate derivatives. Derivatives are also utilized to manage our exposure to changes in foreign exchange rates. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We execute our derivative contracts in both the OTC and exchange-traded derivative markets. In addition to interest rate swaps, we use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. On a regular basis, we enter into customer derivative transactions. We engage in these transactions as a service to our commercial banking customers to facilitate their risk management objectives. We typically offset the market risk exposure to our customer-accommodation derivatives through derivative transactions with other counterparties.

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging activities. The outstanding notional amount of our derivative contracts totaled $57.8 billion as of December 31, 2012, compared with $73.2 billion as of December 31, 2011. The decrease was due primarily to the termination of hedges associated with the ING Direct acquisition. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.8 billion and $400 million, respectively, as of December 31, 2012, compared with $1.9 billion and $987 million, respectively, as of December 31, 2011.

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

•

Fair Value Hedges: We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed rate senior notes, subordinated notes, securitization debt, and brokered

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certificates of deposits. These hedges have maturities through 2021 and have the effect of converting some of our fixed rate debt, deposits and investments to variable rate.

•

Cash Flow Hedges: We designate derivatives as cash flow hedges to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions occur. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges consist of interest rate swaps that are intended to hedge the variability in interest payments on some of our variable rate debt issuances and assets through 2018. These hedges have the effect of converting some of our variable rate debt and assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated debt.

•

Free-Standing Derivatives: We use free-standing derivatives, to hedge the risk of changes in the fair value of residential mortgage servicing rights (“MSRs”), mortgage loan origination and purchase commitments and other interests held. We also categorize our customer-accommodation derivatives and the related offsetting contracts as free-standing derivatives. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of December 31, 2012 and 2011. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2012			2011
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$15,902	$1,020	$0	$14,425	$1,019	$1
Cash flow interest rate contracts	13,025	116	14	6,325	71	130

Total interest rate contracts	28,927	1,136	14	20,750	1,090	131

Foreign exchange contracts:
Cash flow foreign exchange contracts	5,212	18	40	4,577	93	16

Total foreign exchange contracts	5,212	18	40	4,577	93	16

Total derivatives designated as accounting hedges	34,139	1,154	54	25,327	1,183	147

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	147	12	2	383	18	12
Customer accommodation	18,900	479	273	16,147	453	395
Other interest rate exposures	2,553	45	22	29,027	85	362

Total interest rate contracts	21,600	536	297	45,557	556	769

Foreign exchange contracts	1,372	158	46	1,348	193	65
Other contracts	701	0	3	932	4	6

Total derivatives not designated as accounting hedges	23,673	694	346	47,837	753	840

Total derivatives	$57,812	$1,848	$400	$73,164	$1,936	$987

Upon the completion of the ING Direct acquisition in February 2012, we terminated the portfolio of interest-rate swaps we entered into in anticipation of the acquisition. These interest-rate swaps consisted of an initial notional amount of $23.8 billion and an additional notional amount of $1.0 billion resulting from subsequent rebalancing actions. The total cash payment at termination was $355 million. We recognized mark-to-market losses of $78 million and $277 million in 2012 and 2011, respectively, related to these swaps.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and the related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for 2012, 2011 and 2010.

	Year Ended December 31,
(Dollars in millions)	2012	2011		2010
Derivatives designated as accounting hedges:
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives(1)	$1	$348		$338
Gain (loss) recognized in earnings on hedged items(1)	(37)	(333)		(288)

Net fair value hedge ineffectiveness gain (loss)	(36)	15		50

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	4	4		(21)
Customer accommodation(1)	39	23		25
Other interest rate exposures(1)	(60)	(275	)(2)	5

Total	(17)	(248)		9

Foreign exchange contracts(1)	(15)	30		4
Other contracts(1)	(4)	21		38

Total gain (loss) on derivatives not designated as accounting hedges	(36)	(197)		51

Net derivatives gain (loss) recognized in earnings	$(72)	$(182)		$101

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)	Includes $277 million in mark-to-market losses recorded during 2011 on interest-rate swap transactions related to the ING Direct acquisition discussed above.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for 2012, 2011 and 2010:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$116	$32	$(42)
Foreign exchange contracts	(23)	(20)	(1)

Subtotal	93	12	(43)

Net investment hedges:
Foreign exchange contracts	0	(2)	(1)

Net derivatives gain (loss) recognized in AOCI	$93	$10	$(44)

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$42	$3	$(51)
Foreign exchange contracts(3)	(22)	(21)	0

Subtotal	20	(18)	(51)

Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0	1
Foreign exchange contracts(3)	0	0	0

Subtotal	0	0	1

Net derivatives gain (loss) recognized in earnings	$20	$(18)	$(50)

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $73 million recorded in AOCI as of December 31, 2012, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of December 31, 2012. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $7 million and $141 million as of December 31, 2012 and 2011, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $109 million and $353 million as of December 31, 2012 and 2011, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $4 million and $39 million as of December 31, 2012 and 2011, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $922 million and $894 million as of December 31, 2012 and 2011, respectively. We also received securities from derivatives counterparties totaling $239 million as of December 31, 2012, which we have the ability to repledge. We posted cash collateral in accounts maintained by derivative counterparties totaling $109 million and $353 million as of December 31, 2012 and 2011, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $9 million and $25 million as of December 31, 2012 and 2011, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million and $2 million as of December 31, 2012 and 2011, respectively.

NOTE 12—STOCKHOLDERS’ EQUITY

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 17, 2012, we issued 54,028,086 shares of our common stock with a fair value of $2.6 billion as partial consideration for the equity interests and assets and liabilities associated with the ING Direct acquisition.

On March 20, 2012, we closed a public offering of 24,442,706 shares of our common stock which we sold to the underwriters at a per share price of $51.14 for net proceeds of approximately $1.25 billion. We used the net proceeds of this offering, along with the proceeds of other offerings of senior debt and cash sourced from current liquidity, to fund the net consideration payable of $31.1 billion in connection with the May 1, 2012 acquisition of HSBC’s U.S credit card business.

On September 10, 2012, one of the ING Sellers sold 54,028,086 shares of our common stock in an underwritten public offering, representing all of the shares of common stock we issued to the ING Sellers in connection with the ING Direct acquisition. We did not receive any proceeds from the offering.

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the components of accumulated other comprehensive income as of December 31, 2012, 2011, and 2010, net of deferred tax of $443 million, $142 million and $143 million, respectively:

	December 31,
(Dollars in millions)	2012	2011	2010
Other comprehensive income:
Net unrealized gains (losses) on securities	$708	$294	$333
Other-than-temporary impairment not recognized in earnings on securities	(5)	10	49
Unrealized gains (losses) on cash flow hedging instruments	45	(26)	(52)
Foreign currency translation adjustments	32	(49)	(36)
Other	(41)	(60)	(46)

Total accumulated other comprehensive income	$739	$169	$248

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes other comprehensive income activity and the related tax impact for 2012, 2011 and 2010:

	Year Ended December 31, 2012
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$513	$197	$316
Other-than-temporary impairment not recognized in earnings	160	59	101
Net unrealized gains (losses) on cash flow hedges	120	47	73
Foreign currency translation adjustments	81	0	81
Other	(1)	0	(1)

Other comprehensive income (loss)	$873	$303	$570

	Year Ended December 31, 2011
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(54)	$(15)	$(39)
Other-than-temporary impairment not recognized in earnings	(65)	(26)	(39)
Net unrealized gains (losses) on cash flow hedges	44	18	26
Foreign currency translation adjustments	(13)	0	(13)
Other	(21)	(7)	(14)

Other comprehensive income (loss)	$(109)	$(30)	$(79)

	Year Ended December 31, 2010
(Dollars in millions)	Before Tax	Tax	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$182	$48	$134
Other-than-temporary impairment not recognized in earnings	76	27	49
Net unrealized gains (losses) on cash flow hedges	13	5	8
Foreign currency translation adjustments	(10)	0	(10)

Other comprehensive income (loss)	$261	$80	$181

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We also disclose a Tier 1 common ratio for our bank holding company. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common capital. While this regulatory capital measure is widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We are also subject to minimum cash reserve requirements by the Federal Reserve totaling approximately $1.4 billion as of December 31, 2012.

The Federal Reserve, OCC and FDIC released in June 2012 proposed rules that would increase the general risk-based capital ratio minimum requirements, modify the definition of regulatory capital, establish a minimum Tier 1 common ratio requirement, introduce a new capital conservation buffer requirement, and update the prompt corrective action framework to reflect the new regulatory capital minimums.

The table below provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of December 31, 2012 and 2011. As of December 31, 2012 and 2011, we exceeded minimum capital requirements and would meet the “well-capitalized” ratio levels specified under prompt corrective action for total risk-based capital and Tier 1 risk-based capital under Federal Reserve standards for bank holding companies. As of December 31, 2012, the Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well-capitalized” under prompt corrective action requirements.

	December 31,
	2012(1)			2011(1)
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:(2)
Tier 1 common(3)	11.0%	N/A	N/A	9.7%	N/A	N/A
Tier 1 risk-based capital(4)	11.3	4.0%	6.0%	12.0	4.0%	6.0%
Total risk-based capital(5)	13.6	8.0	10.0	14.9	8.0	10.0
Tier 1 leverage(6)	8.7	4.0	N/A	10.1	4.0	N/A
Capital One Bank (USA) N.A. (“COBNA”)
Tier 1 risk-based capital(4)	11.3%	4.0%	6.0%	11.2%	4.0%	6.0%
Total risk-based capital(5)	14.7	8.0	10.0	15.0	8.0	10.0
Tier 1 leverage(6)	10.4	4.0	5.0	10.2	4.0	5.0
Capital One, N.A. (“CONA”)
Tier 1 risk-based capital(4)	13.6%	4.0%	6.0%	11.0%	4.0%	6.0%
Total risk-based capital(5)	14.9	8.0	10.0	12.2	8.0	10.0
Tier 1 leverage(6)	9.1	4.0	5.0	8.7	4.0	5.0

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.”
(2)	The regulatory framework for prompt corrective action does not apply to Capital One Financial Corp. because it is a bank holding company.
(3)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(4)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(6)	Tier 1 leverage ratio is calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

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

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $3.3 billion and $1.9 billion, respectively, as of December 31, 2012. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

NOTE 14—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2012	2011	2010
Basic earnings per share
Income from continuing operations, net of tax	$3,734	$3,253	$3,050
Loss from discontinued operations, net of tax	(217)	(106)	(307)

Net income	3,517	3,147	2,743
Dividends and undistributed earnings allocated to participating securities(1)	(15)	(26)	0
Preferred stock dividends	(15)	0	0

Net income available to common stockholders	$3,487	$3,121	$2,743

Total weighted-average basic shares outstanding	561	456	452

Net income per share	$6.21	$6.85	$6.07

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2012	2011	2010
Diluted earnings per share(2)
Net income available to common stockholders	$3,487	$3,121	$2,743

Total weighted-average basic shares outstanding	561	456	452
Stock options, warrants, contingently issuable shares, and other	5	3	4

Total weighted-average diluted shares outstanding	566	459	456

Net income per share	$6.16	$6.80	$6.01

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 7 million, 30 million and 27 million of awards, options or warrants, during 2012, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

NOTE 15—OTHER NON-INTEREST EXPENSE

The following table represents the components of other non-interest expense for 2012, 2011 and 2010:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Collections	$544	$563	$626
Fraud losses	190	122	80
Bankcard, regulatory, and other fee assessments	525	394	352
Other	1,127	722	410

Total	$2,386	$1,801	$1,468

NOTE 16—STOCK-BASED COMPENSATION PLANS

Stock Plans

We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers. Under the plan, we reserve common shares for issuance in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for our active stock-based compensation plan as of December 31, 2012, 2011 and 2010.

	Shares Reserved	Available For Issuance
(In thousands)		December 31
Plan Name		2012	2011	2010
Amended and Restated 2004 Stock Incentive Plan (“2004 Plan”)	40,000	10,897	13,286	16,225

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We issue new shares of common or treasury stock upon the settlement of options and stock-based incentive awards.

We generally recognize compensation expense on a straight-line basis over the award’s service period; however, we will recognize compensation expense using the accelerated attribution method when the award contains a performance condition with graded vesting. In addition, our cash equity units and cash-settled restricted stock units are accounted for as liability awards pursuant to which the expense fluctuates with changes in our stock price until the awards are settled. Awards that continue to vest after retirement are expensed over the shorter of the period of time between the grant date and the final vesting period or between the grant date and when the participant becomes retirement eligible; awards to participants who are retirement eligible at the grant date are subject to immediate expensing upon grant. Total compensation expense recognized for stock-based compensation for 2012, 2011 and 2010 was $202 million, $189 million and $149 million, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based compensation for 2012, 2011 and 2010 was $77 million, $66 million and $52 million, respectively.

Stock Options

Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. The maximum contractual term for options is ten years and option vesting is determined at the time of grant. The vesting for options is generally 33 1/3 percent per year beginning on or about the first anniversary of the grant date, however some option grants cliff vest after one year or three years. In most cases, vesting is subject to the achievement of any applicable performance conditions.

A summary of stock option activity under the plans as of December 31, 2012, and changes during the year are presented below:

	Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2012	15,943	$54.92
Granted	869	46.15
Exercised	(1,815)	36.22
Forfeited	(105)	47.18
Expired	(633)	70.30

Outstanding as of December 31, 2012	14,259	$56.14	4.8 years	$141

Exercisable as of December 31, 2012	11,815	$58.47	4.0 years	$110

As of December 31, 2012, the number of shares, weighted average exercise price, aggregate intrinsic value and weighted average remaining contractual terms of stock options vested and expected to vest approximate amounts for stock options outstanding. The weighted-average per share fair value of options granted for 2012, 2011 and 2010 was $12.25, $13.17 and $11.78, respectively. Cash proceeds from the exercise of stock options were $66 million, $38 million, and $13 million for 2012, 2011 and 2010, respectively. Tax benefits realized from the exercise of stock options were $14 million, $8 million and $4 million for 2012, 2011 and 2010, respectively. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $36 million, $23 million, and $11 million, respectively. We expect to recognize the unrecognized compensation cost for stock options of $5 million as of December 31, 2012 within three years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option expense is based on the fair value per stock option, estimated at the grant date using implied volatility with a Black-Scholes option-pricing model. The fair value of stock options granted during 2012, 2011 and 2010 was estimated using the weighted average assumptions summarized below:

	Year Ended December 31,
Assumptions	2012	2011	2010
Dividend yield(1)	1.70%	2.34%	1.49%
Volatility factors of stock’s expected market price	35	36	38
Risk-free interest rate	0.74	2.04	2.49
Expected option lives (in years)	5.0	5.0	5.0

(1)	In 2012, 2011 and 2010, we paid dividends at the annual rate of $0.20 per share.

Restricted Stock Awards and Units

Generally, the value of restricted stock awards and units will equal the fair market value of our common stock on the date of grant. Restricted stock generally vests at 33 1/3 percent per year beginning on or shortly after the first anniversary of the grant date; some restricted stock units cliff vest after one year. In addition, vesting is subject to the achievement of any applicable performance conditions.

A summary of 2012 activity for restricted stock awards and units is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share
Unvested as of January 1, 2012	4,216	$35.55
Granted	722	46.89
Vested	(2,341)	27.77
Forfeited	(188)	41.46

Unvested as of December 31, 2012	2,409	$46.09

The weighted-average grant date fair value of restricted stock granted during 2012, 2011 and 2010 was $46.89, $47.36 and $36.84, respectively. The total fair value of restricted stock vesting on the vesting date was $107 million, $95 million and $62 million in 2012, 2011 and 2010, respectively. We expect to recognize the unrecognized compensation cost for unvested restricted stock awards and units of $40 million as of December 31, 2012 within three years.

Performance Share Units

Generally, the value of performance share units will equal the fair market value of our common stock on the date of grant. The performance share unit awards include an opportunity to receive from 0% to 200% of the target number of common shares. The number of performance share units that will ultimately vest is contingent upon meeting specific performance goals over a three-year period. The awards generally vest at the end of the three-year period.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of 2012 activity for performance share units is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share
Unvested as of January 1, 2012	546	$30.83
Granted (1)	563	39.07
Vested (1)	(463)	21.00
Forfeited	0	0.00

Unvested as of December 31, 2012	646	$45.05

(1)	Includes adjustments for achievement of specific performance goals for performance share units granted in prior periods.

The weighted-average grant date fair value of performance share units granted during 2012, 2011 and 2010 was $39.07, $52.10 and $36.55, respectively. The total fair value of performance share units vesting on the vesting date was $21 million and $22 million in 2012 and 2011, respectively. No performance share units vested in 2010. We expect to recognize the unrecognized compensation cost for unvested performance share units of $11 million as of December 31, 2012 within three years.

Performance Share Awards

Generally the value of performance share awards will equal the fair market value of our common stock on the date of grant. Performance share awards were granted for the first time in 2012. The vesting for performance share awards is generally 33 1/3 percent per year beginning on or shortly after the first anniversary of the grant date. The number of performance share awards that will vest each year can be reduced by 50% or 100% depending on whether specific performance goals are met during the three-year service period.

A summary of 2012 activity for performance share units is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share
Unvested as of January 1, 2012	0	$0
Granted	843	45.91
Vested	(9)	45.75
Forfeited	(64)	45.75

Unvested as of December 31, 2012	770	$45.93

The weighted-average grant date fair value of performance share awards granted during 2012 was $45.91. We expect to recognize the unrecognized compensation cost for unvested performance share awards of $12 million as of December 31, 2012 within three years.

Cash Equity Units and Cash-Settled Restricted Stock Units

We also issue cash equity units and cash-settled restricted stock units which are recorded as liabilities as the expense is recognized. Cash equity units and cash-settled restricted stock units are settled with a cash payment

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for each unit vested equal to the average fair market value of our common stock for the 20 trading days preceding the vesting date. Cash equity units and cash-settled restricted stock units are settled in cash and therefore are not counted against the common shares reserved for issuance or available for issuance under the 2004 Plan. The vesting for most cash equity units and cash-settled restricted stock units is 33 1/3 percent per year beginning with the first anniversary of the grant date, subject to the achievement of any performance conditions.

Cash equity units and cash-settled restricted stock units vesting during 2012, 2011 and 2010 resulted in cash payments to associates of $88 million, $81 million, and $48 million, respectively. We expect to recognize the unrecognized compensation cost for unvested cash equity units of $50 million as of December 31, 2012, based on the closing price of our common stock as of that date, within 3 years.

Associate Stock Purchase Plan

We maintain an Associate Stock Purchase Plan (the “Purchase Plan”) which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $8 million, $6 million and $4 million in compensation expense for 2012, 2011 and 2010, respectively under the Purchase Plan.

Under the Purchase Plan, our associates are eligible to contribute between 1% and 15% of their base salary through payroll deductions. The amounts contributed are applied to the purchase of our unissued common or treasury stock at 85% of the current market price. Shares may also be acquired on the open market. In 2012, shareholders authorized an additional 10.0 million shares to be added to the previously authorized total of 8.0 million shares available for issuance under the Purchase Plan. Of the total authorized shares of 18.0 million, as of December 31, 2012, 10.7 million shares were available for issuance on December 31, 2012. Of the total authorized shares of 8.0 million as of December 31, 2011, 1.8 million shares were available for issuance as of December 31, 2011.

Dividend Reinvestment and Stock Purchase Plan

In 2002, we implemented our Dividend Reinvestment and Stock Purchase Plan (“2002 DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. We had 7.4 million shares available for issuance under the 2002 DRP at both December 31, 2012 and 2011, respectively.

NOTE 17—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. In connection with the February 17, 2012 acquisition of ING Direct, we became the fiduciary for the ING Direct 401(k) Savings Plan and the ING Direct Pension Plan (the “ING Plans”). The assets of the ING Plans were merged into the Plan in January 2013. All participants of the ING Plans became eligible to participate in the Plan effective January 1, 2013. In addition, upon closing of the 2012 U.S. card acquisition, certain HSBC associates became eligible to participate in the Plan effective May 1, 2012.

We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Service compensation limit) less deferrals. We contributed a total of $167 million, $151 million and $118 million to these plans during the years ended December 31, 2012, 2011 and 2010, respectively.

Defined Benefit Pension and Other Postretirement Benefit Plans

We sponsor defined benefit pension plans and other postretirement benefit plans. Pension plans include a legacy frozen cash balance plan and plans assumed in the North Fork acquisition, including two qualified defined benefit pension plans and several non-qualified defined benefit pension plans. Our legacy pension plan and the two qualified pension plans from the North Fork acquisition were merged into a single plan effective December 31, 2007. Other postretirement benefit plans, including a legacy plan and plans assumed in the Hibernia and North Fork acquisitions, all of which provide medical and life insurance benefits, were merged into a single plan effective January 1, 2008. Upon closing of the 2012 U.S. card acquisition, certain HSBC associates became eligible to participate in our post retirement benefit plan.

Our pension plans and the other postretirement benefit plans are valued using a December 31 measurement date. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized in our consolidated balance sheets, and the components of the net periodic benefit cost recognized in our consolidated statements of income:

	At or For the Year Ended December 31,
	2012	2011	2012	2011
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation as of beginning of year	$198	$193	$67	$66
Service cost	1	1	0	0
Interest cost	8	10	3	3
Plan amendments(1)	0	0	3	0
Benefits paid	(18)	(19)	(4)	(4)
Net actuarial loss (gain)	18	13	(2)	2

Benefit obligation as of end of year	$207	$198	$67	$67

Change in plan assets:
Fair value of plan assets as of beginning of year	$214	$221	$7	$8
Actual return on plan assets	27	11	1	0
Employer contributions	1	1	3	3
Benefits paid	(18)	(19)	(4)	(4)

Fair value of plan assets as of end of year	$224	$214	$7	$7

Over (under) funded status as of end of year	$17	$16	$(60)	$(60)

Balance sheet presentation:
Other assets	$30	$28	$0	$0
Other liabilities	(13)	(12)	(60)	(60)

Net amount recognized as of end of year	$17	$16	$(60)	$(60)

Accumulated benefit obligation at end of year	$207	$198	$0	$0

Components of net periodic benefit cost:
Service cost	$1	$1	$0	$0
Interest cost	8	10	3	3
Expected return on plan assets	(13)	(15)	(1)	(1)
Amortization of transition obligation, prior service credit, and net actuarial loss (gain)	2	1	(3)	(3)

Net periodic benefit gain	$(2)	$(3)	$(1)	$(1)

Changes recognized in other comprehensive income, pretax:
Net actuarial gain (loss)	$(4)	$(17)	$2	$(2)
Prior service cost	0	0	(3)	0
Reclassification adjustments for amounts recognized in net periodic benefit cost	2	1	(3)	(3)

Total loss recognized in other comprehensive income	$(2)	$(16)	$(4)	$(5)

(1)	The other post retirement benefit plan was amended during 2012 to allow for participation by certain HSBC associates.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-tax amounts recognized in accumulated other comprehensive income that have not yet been recognized as a component of net periodic benefit cost consist of the following:

	December 31,
	2012	2011	2012	2011
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Prior service credit	$0	$0	$2	$8
Net actuarial gain (loss)	(76)	(74)	2	0

Accumulated other comprehensive (loss) income	$(76)	$(74)	$4	$8

Pre-tax amounts recorded in accumulated other comprehensive income as of December 31, 2012 that are expected to be recognized as a component of our net periodic benefit cost in 2013 consist of the following:

(Dollars in millions)	Defined Pension Benefits	Other Postretirement Benefits
Prior service credit	$0	$2
Net actuarial loss	(2)	0

Net gain (loss)	$(2)	$2

The following table presents weighted-average assumptions used in the accounting for the plans:

	December 31,
	2012	2011	2012	2011
	Defined Pension Benefits		Other Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	3.7%	4.5%	3.7%	4.5%
Rate of compensation increase	n/a	n/a	n/a	n/a
Assumptions for periodic benefit cost for the year ended:
Discount rate	4.5%	5.2%	4.5%	5.2%
Expected long-term rate of return on plan assets	6.5%	7.3%	6.5%	7.3%
Rate of compensation increase	n/a	n/a	n/a	n/a
Assumptions for year-end valuations:
Health care cost trend rate assumed for next year:
Pre-age 65	n/a	n/a	7.7%	8.0%
Post-age 65	n/a	n/a	8.0%	8.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	4.5%	4.5%
Year the rate reaches the ultimate trend rate	n/a	n/a	2028	2028

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31,
(Dollars in millions)	2012		2011
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$7	$(6)	$7	$(6)
Effect on total service and interest cost components	(1)	0	0	0

Plan Assets

The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:

	December 31,
	2012	2011
Common collective trusts(1)	59%	56%
Money market fund	1	0
Corporate bonds (S&P rating of A or higher)	6	6
Corporate bonds (S&P rating of lower than A)	11	10
Government securities	17	21
Mortgage backed securities	6	7
Municipal bonds	0	0

Total	100%	100%

(1)	Common collective trusts include domestic and international equity securities.

The investment guidelines provide the following asset allocation targets and ranges: domestic equity target of 39% and allowable range of 34% to 44%, international equity target of 16% and allowable range of 11% to 21%, and fixed income securities target of 45% and allowable range of 35% to 55%.

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

Fair Value Measurement

For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 19—Fair Value of Financial Instruments.”

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$136	$0	$136
Money market fund	0	1	0	1
Corporate bonds (S&P rating of A or higher)	0	14	0	14
Corporate bonds (S&P rating of lower than A)	0	26	0	26
Government securities	0	39	0	39
Mortgage-backed securities	0	14	0	14
Municipal bonds	0	1	0	1

Total	$0	$231	$0	$231

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$125	$0	$125
Money market fund	0	0	0	0
Corporate bonds (S&P rating of A or higher)	0	12	0	12
Corporate bonds (S&P rating of lower than A)	0	22	0	22
Government securities	0	46	0	46
Mortgage-backed securities	0	15	0	15
Municipal bonds	0	1	0	1

Total	$0	$221	$0	$221

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. We did not have any Level 3 plan assets for the years ended December 31, 2012 and 2011.

Expected future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2013	$13	$3
2014	13	4
2015	12	4
2016	12	4
2017	12	4
2018 - 2022	59	20

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2013, $1 million in contributions are expected to be made to the pension plans and $2 million in contributions are expected to be made to other postretirement benefits plans.

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

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Current income tax provision:
Federal taxes	$1,401	$721	$(152)
State taxes	154	89	31
International taxes	44	33	122

Total current provision (benefit)	$1,599	$843	$1

Deferred income tax provision:
Federal taxes	$(232)	$594	$1,121
State taxes	(84)	(88)	87
International taxes	18	(15)	71

Total deferred provision (benefit)	$(298)	$491	$1,279

Total income tax provision	$1,301	$1,334	$1,280

The international income tax provision is related to pretax earnings from foreign operations of approximately $296 million in 2012, $28 million in 2011, and $611 million in 2010.

Income tax benefits of $620 million, $3 million and $2 million in 2012, 2011 and 2010, respectively, were allocated directly to reduce goodwill from acquisitions.

Income tax provision (benefit) reported in stockholders’ equity was as follows:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Foreign currency translation gains (losses)	$3	$(1)	$6
Net unrealized gains (losses) on securities available for sale	197	(15)	48
Other-than-temporary impairment on securities	59	(26)	27
Net unrealized gains (losses) related to cash flow hedge instruments	58	18	5
Adoption of new consolidation accounting standards	0	0	(1,642)
Employee stock plans	15	(19)	10
Employee retirement plans	(11)	(7)	0

Total income tax provision (benefit)	$321	$(50)	$(1,546)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense was:

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	1.4	1.3
Resolution of federal income tax issues and audits	(0.2)	(1.1)	(2.5)
Low-income housing, New Markets, and other tax credits	(5.0)	(4.3)	(3.3)
Other foreign tax differences, net	(0.7)	(0.1)	(0.5)
Nontaxable bargain purchase gain	(4.1)	0	0
Other, net	(1.1)	(1.8)	(0.4)

Income tax effective tax rate	25.8%	29.1%	29.6%

During 2012, 2011 and 2010, our income tax expense was reduced by $7 million, $50 million and $110 million, respectively, due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service (“IRS”). This reduction represented the release of previous accruals for potential audit and litigation adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
(Dollars in millions)	2012	2011
Deferred tax assets:
Allowance for loan and lease losses	$1,876	$1,480
Rewards & sweepstakes programs	755	612
Representation & warranty reserve	343	355
Security & loan valuations	502	351
Deferred compensation & employee benefits	350	322
Net unrealized losses on derivatives	77	129
Unearned income	116	39
Net operating loss and tax credit carryforwards	362	126
Other foreign deferred taxes	22	15
Other assets	293	279

Subtotal	4,696	3,708
Valuation allowance	(123)	(89)

Total deferred tax assets	4,573	3,619

Deferred tax liabilities:
Original issue discount	958	596
Core deposit and other intangibles	237	291
Fixed assets & leases	184	167
Other liabilities	256	249

Total deferred tax liabilities	1,635	1,303
Net deferred tax assets	$2,938	$2,316

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the end of December 31, 2012, we had federal net operating loss carry-forwards and losses in excess of IRS limitations of $517 million attributable to ING Groep that expire from 2018 to 2032. Under IRS rules, the Company’s ability to utilize these losses against future income is limited to $ 317 million per year. We have state operating loss carryforwards with a net tax value of $138 million that expire from 2012 to 2032. We have a foreign net operating loss carryforward of $66 million that expires in 2021. We have a foreign tax credit carryforward of $25 million that expires in 2022.

The valuation allowance was increased by $34 million, partially attributable to acquired ING valuation allowances, and to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.

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

	December 31,
(Dollars in millions)	2012	2011
Original Issue discount:
OID—late fees	$1,225	$487
OID—all other	1,377	1,169

Gross original issue discount	2,602	1,656

Net deferred tax liability	$957	$596

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

We recognize accrued interest and penalties related to income taxes as a component of income tax expense. During 2012, 2011 and 2010, $3 million, $(39) million and $(62) million, respectively, of net interest and penalties was included in income tax expense. The accrued balance of interest and penalties related to unrecognized tax benefits is presented in the table below.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in unrecognized tax benefits from January 1, 2011 to December 31, 2012 is as follows:

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2011	$285	$65	$350
Additions for tax positions related to the current year	0	0	0
Additions for tax positions related to prior years	61	26	87
Reductions for tax positions related to prior years due to IRS and other settlements	(133)	(31)	(164)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	0	0	0
Other reductions for tax positions related to prior years	0	0	0

Balance as of December 31, 2011	$213	$60	$273

Additions for tax positions related to the current year	0	0	0
Additions for tax positions related to prior years	51	9	60
Reductions for tax positions related to prior years due to IRS and other settlements	(56)	(15)	(71)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	0	0	0
Other reductions for tax positions related to prior years	0	0	0

Balance as of December 31, 2012	$208	$54	$262

Portion of balance at December 31, 2012 that, if recognized, would impact the effective income tax rate	$97	$35	$132

We are subject to examination by the IRS and other tax authorities in certain countries and states in which we have significant business operations. The tax years subject to examination vary by jurisdiction. During 2012, the Company made a cash payment of $42 million to the IRS related to the completion of the examination of the Company’s federal tax returns for the tax years 2007 and 2008, which was concluded in January 2012. The Company appealed a portion of the IRS’s proposed adjustments for 2008. In October 2012, the IRS reversed its position on the issue subject to appeal, resolving the appeal and resulting in a decrease in unrecognized tax benefits in the amount of $15 million. The Company currently has tax refund claims pending with the IRS for the tax years 2005 through 2008 that are under review by the IRS. The IRS began its examination of the Company’s federal income tax returns for the years 2009 and 2010 in April 2012 and this examination is ongoing.

It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within twelve months of the reporting date as a result of the above-referenced pending matters. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

As of December 31, 2012, U.S. income taxes and foreign withholding taxes have not been provided on approximately $1.0 billion of unremitted earnings of subsidiaries operating outside the U.S., in accordance with the guidance for accounting for income taxes in special areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, we could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2012, U.S. income taxes have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc. and the acquisition of Chevy Chase Bank, F.S.B., are subject to recapture in the unlikely event that CONA, as successor to North Fork Bank and Chevy Chase Bank F.S.B., makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

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

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities

Level 3:	Unobservable inputs

The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of and for the years ended December 31, 2012 and 2011.

Level 1, 2 and 3 Valuation Techniques

Financial instruments are considered Level 1 when the valuation is based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when the determination of the fair value requires significant management judgment or estimation.

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2012 and 2011:

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2012
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,552	$0	$0	$1,552
U.S. Agency debt obligations	0	664	650	1,314
Residential mortgage-backed securities	0	42,538	1,335	43,873
Commercial mortgage-backed securities	0	7,042	587	7,629
Asset-backed securities	0	8,356	102	8,458
Other	145	993	15	1,153

Total securities available for sale	1,697	59,593	2,689	63,979
Other assets:
Mortgage servicing rights	0	0	55	55
Derivative receivables(1)(2)	1	1,757	90	1,848
Retained interests in securitizations and other	0	0	204	204

Total assets	$1,698	$61,350	$3,038	$66,086

Liabilities
Other liabilities:
Derivative payables(1)(2)	$(1)	$(361)	$(38)	$(400)

Total liabilities	$(1)	$(361)	$(38)	$(400)

	December 31, 2011
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$124	$0	$0	$124
U.S. Agency debt obligations	0	138	0	138
Residential mortgage-backed securities	0	26,455	195	26,650
Commercial mortgage-backed securities	0	913	274	1,187
Asset-backed securities	0	10,118	32	10,150
Other	279	219	12	510

Total securities available for sale	403	37,843	513	38,759
Other assets:
Mortgage servicing rights	0	0	93	93
Derivative receivables(1)(2)	5	1,828	103	1,936
Retained interests in securitizations and other	0	0	145	145

Total assets	$408	$39,671	$854	$40,933

Liabilities
Other liabilities:
Derivative payables(1) (2)	$(6)	$(702)	$(279)	$(987)

Total liabilities	$(6)	$(702)	$(279)	$(987)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2)

Does not reflect $9 million and $23 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2012 and 2011, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During 2012, we had minimal movements between Levels 1 and 2.

Level 3 Instruments Only

Financial instruments are considered Level 3 when their values are determined using pricing models, which include comparison of prices from multiple sources, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or there is significant variability among pricing sources. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. The tables below present a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3). When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2012
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2012(3)
(Dollars in millions)	Balance, January 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2012
Assets:
Securities available-for-sale:
U.S. Agency debt obligations	$0	$0	$6	$276	$0	$0	$(8)	$376	$0	$650	$0
Residential mortgage-backed securities	195	(10)	157	2,549	(640)	0	(280)	630	(1,266)	1,335	(10)
Commercial mortgage-backed securities	274	5	20	1,102	(76)	0	(30)	70	(778)	587	5
Asset-backed securities	32	0	23	384	0	0	(4)	261	(594)	102	0
Other	12	0	0	0	0	0	(5)	17	(9)	15	0

Total securities available for sale	513	(5)	206	4,311	(716)	0	(327)	1,354	(2,647)	2,689	(5)
Other Assets:
Mortgage servicing rights	93	(39)	0	0	0	11	(10)	0	0	55	(39)
Derivative receivables	103	58	0	0	0	13	(88)	13	(9)	90	58
Retained interest in securitizations and other	145	59	0	0	0	0	0	0	0	204	59
Liabilities:
Other liabilities:
Derivative Payables	(279)	(12)	0	0	0	(33)	274	8	4	(38)	(12)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2011
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2011(3)
(Dollars in millions)	Balance, January 1, 2011	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2011
Assets:
Securities available for sale:
Residential mortgage-backed securities	$578	$0	$(21)	$20	$(14)	$0	$(102)	$76	$(342)	$195	$0
Commercial mortgage-backed securities	0	0	10	357	(30)	0	0	76	(139)	274	0
Asset-backed securities	13	0	(4)	34	0	0	0	0	(11)	32	0
Other	7	0	0	0	0	0	(1)	6	0	12	0

Total securities available for sale	598	0	(15)	411	(44)	0	(103)	158	(492)	513	0
Other Assets:
Mortgage servicing rights	141	(44)	0	0	0	9	(13)	0	0	93	(44)
Derivative receivables	46	49	0	0	0	47	(34)	0	(5)	103	49
Retained interest in securitizations and other	152	(7)	0	0	0	0	0	0	0	145	(7)
Liabilities:
Other liabilities:
Derivative Payables	(43)	(75)	0	0	0	(182)	17	0	4	(279)	(75)

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

(2)

The transfers out of Level 3 for the years ended December 31, 2012 and 2011 was primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Governance and Control

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Valuations Group, Model Validation Group and Fair Value Committee (“FVC”), participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer. Membership of the VAC includes the Chief Risk Officer.

Our Valuations Group performs periodic independent verification of fair value measurements by using independent analytics and other available market data to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the Valuations Group include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The validation group periodically evaluates alternative methodologies and recommends improvements to valuation techniques. We perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation. Additionally, when necessary, we challenge prices from third party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for a transparency of the assumptions used by the third party.

The FVC, which includes representation from business areas, our Risk Management division and our Finance division, is a forum for discussing fair valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environment and material risks or concerns related to fair valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the valuations control group. It provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit and Risk Committee or other delegated committee of the Board of Directors.

We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the significant unobservable inputs relied upon to determine the fair values of our recurring Level 3 financial instruments. We utilize multiple third party pricing services to obtain fair value measures for our securities. Several of our third party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third party pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the available-for-sale securities presented below represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2012	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Assets:

Securities available for sale:

Residential mortgage-backed securities	$1,335	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-24% (5%) 0-26% (6%) 0-21% (9%) 4-75% (52%)

Commercial mortgage-backed securities	587	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-3% (2%) 0-15% (11%)

Asset-backed securities	102	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-24% (4%) 0-5% (2%) 1-28% (15%) 46-88% (72%)

U.S. agency debt obligations and other	665	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% (2%) N/A
Other assets:

Mortgage servicing rights	55	Discounted cash flows	Constant prepayment rate Discount rate Servicing cost ($ per loan)	11.77-32.99% (19.37%) 9.95-37.88% (12.66%) $81-$864 ($302)

Derivative receivables	90	Discounted cash flows	Swap rates	1.82-2.59% (2.46%)

Retained interests in securitization and other	204	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate	29-243 (66) 1.25-22.21% (13.52%) 2.90-13.57% (12.70%)
Liabilities:
Other liabilities:

Derivative payables	(38)	Discounted cash flows Black model	Swap rates Flat volatility	1.82-2.55% (2.42%) 24.66-25.03% (24.72%)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheets. These financial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate impairment).

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. The fair value of loans held for sale is determined using a discounted cash flow model or the fair value of the underlying collateral, less the estimated cost to sell. Held-for-sale loans that are valued using a discounted cash flow model are classified as level 2. Loans that are valued using fair value less the estimated cost to sell have significant unobservable inputs and are classified as Level 3 under the fair value hierarchy. Fair value adjustments to loans held for sale are recorded in other non-interest expense in our consolidated statements of income.

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

Foreclosed Property and Other Repossessed Assets

Foreclosed property and other repossessed assets are carried at the lower of the carrying amount or fair value less costs to sell. Due to the use of significant unobservable inputs, foreclosed property is classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed property are recorded in other non-interest expense in the consolidated statement of income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets measured at fair value on a nonrecurring basis and still held on the consolidated balance sheet, the following table provides the fair value measures by level of valuation assumptions used and the gains or losses recognized for these assets as a result of fair value measurements.

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$201	$0	$201	N/A	N/A	N/A
Loans held for investment	0	0	162	162	Appraisal Value	Non-recoverable rate	0-100% (13%)
Foreclosed property(1)	0	0	50	50	Appraisal Value	Cost to Sell Bias Factor	10-14% 0-11%
Other(2)	0	0	59	59	Appraisal Value	Cost to Sell	6-6% (6%)

Total	$0	$201	$271	$472

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$201	$0	$201
Loans held for investment	0	0	113	113
Foreclosed property(1)	0	0	169	169
Other(2)	0	0	21	21

Total	$0	$201	$303	$504

	Total Gains (Losses)Year Ended December 31,
(Dollars in millions)	2012	2011
Assets
Loans held for sale	$0	$0
Loans held for investment	(50)	(66)
Foreclosed property(1)	(12)	(21)
Other(2)	(19)	(19)

Total	$(14)	$(106)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Consists of long lived assets classified as held for sale.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheets, at fair value as of December 31, 2012 and 2011:

	December 31, 2012		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,058	$11,058	$11,058	$0	$0
Restricted cash for securitization investors	428	428	428	0	0
Securities available for sale	63,979	63,979	1,697	59,593	2,689
Loans held for sale	201	201	0	201	0
Net loans held for investment	200,733	205,000	0	0	205,000
Interest receivable	1,694	1,694	0	1,694	0
Derivatives	1,848	1,848	1	1,757	90
Mortgage servicing rights	55	55	0	0	55

Financial liabilities
Non-interest bearing deposits	$22,467	$22,467	$22,467	$0	$0
Interest-bearing deposits	190,018	189,423	0	22,216	167,207
Securitized debt obligations	11,398	11,590	0	11,252	338
Senior and subordinated notes	12,686	13,312	0	13,312	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,248	1,248	1,248	0	0
Other borrowings	24,578	24,616	346	24,215	55
Interest payable	450	450	0	450	0
Derivatives	400	400	1	361	38

	December 31, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$5,838	$5,838
Restricted cash for securitization investors	791	791
Securities available for sale	38,759	38,759
Loans held for sale	201	201
Net loans held for investment	131,642	133,710
Interest receivable	1,029	1,029
Derivatives	1,936	1,936
Mortgage servicing rights	93	93

Financial liabilities
Non-interest bearing deposits	$18,281	$18,281
Interest-bearing deposits	109,945	110,002
Securitized debt obligations	16,527	16,632
Senior and subordinated notes	11,034	10,870
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,464	1,464
Other borrowings	10,536	10,607
Interest payable	466	466
Derivatives	987	987

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2012 and 2011. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

Financial Assets

Cash and Cash Equivalents

The carrying amounts of cash and due from banks, federal funds sold and securities purchased under agreements to resell and interest-bearing deposits with banks approximate fair value.

Restricted Cash for Securitization Investors

The carrying amounts of restricted cash for securitization investors approximate their fair value due to their relatively short-term nature.

Securities Available For Sale

Quoted prices in active markets are used to measure the fair value of U.S. Treasury securities. For other investment categories, we utilize multiple third-party pricing services to obtain fair value measures for the large majority of our securities. A pricing service may be considered as the primary pricing provider for certain types of securities, and the designation of the primary pricing provider may vary depending on the type of securities. The determination of the primary pricing provider is based on our experience and validation benchmark of the pricing service’s performance in terms of providing fair value measurement for the various types of securities.

Certain securities available for sale are classified as Level 2 and 3, the majority of which are collateralized mortgage obligations and mortgage-backed securities. Level 2 and 3 classifications indicate that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves, and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings, and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.

We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources are analyzed and validated. Additionally, on an on-going basis we may select a sample of securities and test the third-party valuation by obtaining more detailed information about the pricing methodology, sources of information, and assumptions used to value the securities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2012, we saw further improvements in the market value of our portfolio holdings driven by lower interest rates and reduced risk premiums as compared to 2011. The increase in the amount of Level 3 securities was primarily driven by the increase in non-agency MBS securities due to acquisition of ING Direct securities portfolio.

Loans Held For Sale

The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics. The carrying amounts as of December 31, 2012 and 2011 approximate fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount as of December 31, 2012 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our mortgage and commercial loan portfolios.

Interest Receivable

The carrying amount of interest receivable approximates the fair value of this asset due to its relatively short-term nature.

Derivative Receivables and Payables

We use both exchange-traded derivatives and over-the-counter (“OTC”) derivatives to manage our interest rate and foreign currency risk exposure. Quoted market prices are available and used for our exchange-traded derivatives, which we classify as Level 1. However, substantially all of our derivatives are traded in OTC markets where quoted market prices are not always readily available. Therefore, we value most OTC derivatives using valuation techniques, which include internally-developed models. We primarily rely on market observable inputs for our models, such as interest rate yield curves, credit curves, option volatility and currency rates, that vary depending on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivatives are typically classified as Level 2 of the fair value hierarchy. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, the derivatives are classified as Level 3.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of counterparty non-performance risk is considered when measuring the fair value of derivative receivables. These derivatives are included in other assets on the balance sheet.

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

Interest-Bearing Deposits

The fair value of interest-bearing deposits was determined based on discounted expected cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Securitized Debt Obligations

We utilized multiple third party pricing services to obtain fair value measures for the large majority of our securitized debt obligations. The techniques used by the pricing services utilize observable market data to the extent available; and pricing models may be used which incorporate available trade, bid and other market information as described in the above section. We used internal pricing models, discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third-party pricing was not available.

Senior and Subordinated Notes

We engage multiple third party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models.

Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances was determined based on discounted expected cash flows using discount rates

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with current market rates for FHLB advances with similar remaining terms. We engage multiple third party pricing services in order to estimate the fair value of junior subordinated borrowings. The pricing service utilizes a pricing model that incorporates available trade information. It also incorporates available market and credit information into the pricing process. The increase in fair value of our other borrowings above carrying values at December 31, 2012 was primarily due to market interest rates being slightly lower than the interest rates on the debt we own.

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

Commitments

We provide commitments that include extending credit and letters of credit. These financial instruments are generally not sold or traded. The fair values of the financial guarantees outstanding and included in other liabilities as of December 31, 2012 and 2011 that have been issued since January 1, 2003 were $4 million. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. As of December 31, 2012 and 2011, there was no material unrealized appreciation or depreciation on these financial instruments.

NOTE 20—BUSINESS SEGMENTS

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. The acquired ING Direct business is primarily reflected in our Consumer Banking business, while the business acquired in the 2012 U.S. card acquisition is reflected in our Credit Card business. Certain activities that are not part of a segment are included in the “Other” category.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basis of Presentation

We report the results of each of our business segments on a continuing operations basis. See “Note 3—Discontinued Operations” for a discussion of discontinued operations. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We use an internal management and reporting process to derive our business segment results. We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases, as described below, from our reported results prepared based on U.S. GAAP. There is no comprehensive, authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed basis presentation of our business segment results may not be comparable to similar information provided by other financial service companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP.

Business Segment Reporting Methodology

The results of our business segments are intended to reflect each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and net fees are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched maturity method that takes into consideration market rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.

Following is additional information on the principles and methodologies used in preparing our business segment results.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Non-interest income: Non-interest fees and other revenue associated with loans or customers managed by each business segment and other direct revenues are accounted for within each business segment.

•	Provision for credit losses: The provision for credit losses is directly attributable to the business segment in which the loans are managed.

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

•

Income taxes: Income taxes are assessed for each business segment based on a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in the “Other” category.

•	Loans held for investment: Loans are reported within each business segment based on product or customer type.

•	Deposits: Deposits are reported within each business segment based on product or customer type.

Segment Results and Reconciliation

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. In the first quarter of 2012, we re-aligned the loan categories reported by our Commercial Banking business and the loan customer and product types included within each category. As a result of this re-alignment, we now report three product categories: commercial and multifamily real estate, commercial and industrial loans and small-ticket commercial real estate, which is a run-off portfolio. We previously reported four categories within our Commercial Banking business: commercial and multifamily real estate, middle market, specialty lending and small-ticket commercial real estate. Middle market and specialty lending related products are included in commercial and industrial loans. All affordable housing tax-related investments, some of which were previously included in the “Other” segment, are now included in the commercial and multifamily real estate category of our Commercial Banking business.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a summary of our business segment results for 2012, 2011 and 2010, selected balance sheet data as of December 31, 2012 and 2011 and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period presentation.

	Year Ended December 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$10,182	$5,788	$1,740	$(1,121)	$16,589
Non-interest income	3,078	782	340	607	4,807

Total net revenue	13,260	6,570	2,080	(514)	21,396
Provision for credit losses	4,061	589	(270)	35	4,415
Non-interest expense:
PCCR intangible amortization	350	0	0	0	350
Core deposit intangible amortization	0	159	34	0	193
Other non-interest expense	6,504	3,712	1,025	162	11,403

Total non-interest expense	6,854	3,871	1,059	162	11,946

Income (loss) from continuing operations before income taxes	2,345	2,110	1,291	(711)	5,035
Income tax provision (benefit)	815	747	456	(717)	1,301

Income from continuing operations, net of tax	$1,530	$1,363	$835	$6	$3,734

	Year Ended December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$7,822	$4,236	$1,596	$(913)	$12,741
Non-interest income	2,609	720	283	(74)	3,538

Total net revenue	10,431	4,956	1,879	(987)	16,279
Provision for credit losses	1,870	452	31	7	2,360
Non-interest expense:
PCCR intangible amortization	21	0	0	0	21
Core deposit intangible amortization	0	132	40	0	172
Other non-interest expense	5,014	3,112	885	128	9,139

Total non-interest expense	5,035	3,244	925	128	9,332

Income (loss) from continuing operations before income taxes	3,526	1,260	923	(1,122)	4,587
Income tax provision (benefit)	1,249	451	328	(694)	1,334

Income from continuing operations, net of tax	$2,277	$809	$595	$(428)	$3,253

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2010
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$7,894	$3,727	$1,450	$(614)	$12,457
Non-interest income	2,720	870	185	(61)	3,714

Total net revenue	10,614	4,597	1,635	(675)	16,171
Provision for credit losses	3,188	241	435	43	3,907
Non-interest expense:
Core deposit intangible amortization	0	144	55	0	199
Other non-interest expense	3,951	2,806	829	149	7,735

Total non-interest expense	3,951	2,950	884	149	7,934

Income (loss) from continuing operations before income taxes	3,475	1,406	316	(867)	4,330
Income tax provision (benefit)	1,201	501	112	(534)	1,280

Income (loss) from continuing operations, net of tax	$2,274	$905	$204	$(333)	$3,050

Business Segment Loans and Deposits

The total loans held for investment and customer deposits attributable to each of our reportable business segments as of December 31, 2012 and 2011 are presented in the following tables:

	Year Ended December 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$91,755	$75,127	$38,820	$187	$205,889
Total customer deposits	0	172,396	29,866	10,223	212,485

	Year Ended December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$65,075	$36,315	$34,327	$175	$135,892
Total customer deposits	0	88,540	26,683	13,003	128,226

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

We had standby letters of credit and commercial letters of credit with contractual amounts of $1.9 billion as of both December 31, 2012 and 2011. The fair value of outstanding financial guarantees, which we include in other

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities in our consolidated balance sheets, was $4 million as of December 31, 2012. These financial guarantees had expiration dates ranging from 2012 to 2023 as of December 31, 2012.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions totaled $165 million as of December 31, 2012. The actual payment amount related to $30 million of this balance will be determined as of September 30, 2013. The actual payment amount related to the remaining $135 million of this balance was determined as of December 31, 2012. We recognized an expense related to contingent payment arrangements of $77 million during 2012. As such, we had a liability for contingent payments related to these arrangements of $165 million and $88 million as of December 31, 2012 and 2011, respectively. On January 4, 2013, we settled one of our existing contingent payment arrangements for $135 million.

Guarantees

We have credit exposure on agreements that we entered into to manage our risk of loss on certain manufactured housing securitizations issued by GPC in 2000. Our maximum credit exposure related to these agreements totaled $19 million and $23 million as of December 31, 2012 and 2011, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these agreements was $17 million and $12 million as of December 31, 2012 and 2011, respectively. See “Note 7—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Payment Protection Insurance

In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (“FSA”) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to PPI, which totaled $220 million as of December 31, 2012.

Potential Mortgage Representation & Warranty Liabilities

In recent years, we acquired three subsidiaries that originated residential mortgage loans and sold them to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was acquired in December 2006 as part of the North Fork acquisition; and CCB, which was acquired in February 2009 and subsequently merged into CONA.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the outstanding principal balance as of December 31, 2012 and 2011:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Unpaid Principal Balance
	December 31,		Original Unpaid Principal Balance
(Dollars in billions)	2012	2011	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$4	$5	$11	$1	$4	$3	$3
Insured Securitizations	5	6	20	0	2	8	10
Uninsured Securitizations and Other	23	30	80	3	15	30	32

Total	$32	$41	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of the $80 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $49 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can force a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Despite these legal and logistical hurdles, there is a risk that securitization trustees will pursue mortgage repurchase litigation unilaterally or in coordination with investors. There is also a risk that investors will be able to successfully pursue repurchase litigation independently and without the involvement of the trustee as a party. An additional approximately $21 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Of this amount, we believe approximately $10 billion original principal balance of mortgage loans were ultimately purchased by GSEs. For purposes of our reserves-setting process, we consider these loans to be private-label loans rather than GSE loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $32 billion in unpaid principal balance remains outstanding as of December 31, 2012, approximately $17 billion in losses have been realized and approximately $8 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations where necessary. These extrapolations occur on the approximately $10 billion original principal balance of mortgage loans for which we do not have complete information about the current holders or the underlying credit performance. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.4 billion original principal balance of mortgage loans as of December 31, 2012, compared with $2.1 billion as of December 31, 2011. As of December 31, 2012, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $899 million reserve relates to the $27 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2010	$126	$832	$665	$1,623
Gross new demands received	196	359	131	686
Loans repurchased/made whole	(67)	(14)	(16)	(97)
Demands rescinded	(85)	(6)	(30)	(121)
Reclassifications(2)	6	72	(78)	0

Open claims as of December 31, 2011	$176	$1,243	$672	$2,091

Gross new demands received	189	366	291	846
Loans repurchased/made whole	(233)	(3)	(138)	(374)
Demands rescinded	(75)	(30)	(40)	(145)
Reclassifications(2)	2	3	(4)	1

Open claims as of December 31, 2012	$59	$1,579	$781	$2,419

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

(2)

Represents adjustments to correct the counterparty category as of December 31, 2012 and 2011 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to GSEs and Insured Securitizations and a decrease in open claims attributable to Uninsured Securitizations and Other.

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Moreover, for the potential GSE repurchase liability remaining after bulk settlements, we have established a negotiation pattern whereby the GSEs and our subsidiaries continually negotiate around individual repurchase requests, leading to the GSEs rescinding some repurchase requests and our subsidiaries agreeing in some cases to repurchase some loans or make the GSEs whole with respect to losses. Our lifetime representation and warranty reserves with respect to GSE repurchase liability remaining after bulk settlements are grounded in this history. One of our subsidiaries entered into a bulk settlement with a GSE to resolve present and future repurchase claims in the first quarter of 2012, and our reserves allocated to the GSE segment reflect the amount of that settlement.

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

The aggregate reserves for all three subsidiaries totaled $899 million as of December 31, 2012, compared with $943 million as of December 31, 2011. We recorded a total provision for mortgage representation and warranty losses for our representation and warranty repurchase exposure of $349 million in 2012, which was primarily driven by updated estimates of anticipated outcomes from various litigation and threatened litigation in the insured securitization segment based on relevant factual and legal developments and an increased reserve associated with a settlement in the first quarter of 2012 between a subsidiary and a GSE to resolve present and future repurchase claims. The decrease in the reserve in 2012 was driven primarily by the settlement of claims. During 2012, we had settlements of repurchase requests totaling $393 million that were charged against the reserve.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes changes in our representation and warranty reserves in 2012 and 2011:

Changes in Representation and Warranty Reserves

	Year Ended December 31,
(Dollars in millions)	2012	2011
Representation and warranty repurchase reserve, beginning of period(1)	$943	$816
Provision for mortgage representation and warranty losses(2)	349	212
Net realized losses	(393)	(85)

Representation and warranty repurchase reserve, end of period(1)	$899	$943

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty recognized in our consolidated statements of income as a component of non-interest income totaled $42 million and $43 million in 2012 and 2011, respectively. The pre-tax portion of the provision for mortgage representation and warranty recognized in our consolidated statements of income as a component of discontinued operations totaled $307 million and $169 million in 2012 and 2011, respectively.

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

	Reserve Liability
	December 31,		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	2012	2011
Selected period-end data:
GSEs and Active Insured Securitizations	$817	$778	$27
Inactive Insured Securitizations and Others	82	165	84

Total	$899	$943	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims as of December 31, 2012 beyond what is in our reserve is approximately $2.7 billion. As of September 30, 2012 and December 31, 2011, estimates of reasonably possible losses were $1.7 billion and $1.5 billion, respectively. The estimate as of December 31, 2012 covers all reasonably possible losses relating to relating to the representation and warranty claim activity including those relating to the US Bank Litigation, the DBSP

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation, the Ambac Litigation, the FHFA Litigation, and the FHLB of Boston Litigation. The increase since September 30, 2012 is attributable to updated assessments of reasonably possible future losses based primarily on increased securitization trustee activity and adverse legal developments in litigation in which our subsidiaries are not parties, but which could influence litigation in which our subsidiaries are parties, in each case occurring after the end of 2012. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future loss beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the FHFA Litigation, and the FHLB of Boston Litigation because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above, management currently estimates the reasonably possible future losses could be approximately $150 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. On July 13, 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement attached to the Memorandum. This agreement is contingent on preliminary and final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement.

The defendant banks are members of Visa U.S.A., Inc. (“Visa”). As members, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2011 and December 31, 2012 was zero. In January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Supreme Court of British Columbia (Vancouver Registry) against the Visa and MasterCard membership associations related to credit card interchange fees. In May 2011, another merchant, on behalf of himself and other merchants who accept Visa and MasterCard branded credit cards, filed a class action in the Ontario Superior Court of Justice (Toronto Region) asserting the same alleged violations of law related to credit card interchange fees and network rules. In April 2012, Capital One Financial Corporation was included as a defendant, along with several other member banks, to an existing class action against Visa and MasterCard that is pending in the Superior Court of Quebec (District of Montreal) and brought by a merchant corporation on behalf of itself and other merchants that accept Visa and MasterCard branded credit cards. In July 2012, two other plaintiff merchant corporations brought class action lawsuits on the same alleged violations of law, filed in the Saskatchewan Court of Queen’s Bench and the Alberta Court of Queen’s Bench. In December 2012 and January 2013, other merchant corporations brought new class actions on the same alleged violations filed in the Alberta Court of Queen’s Bench and the Saskatchewan Court of Queen’s Bench, respectively. All seven class actions name Visa and MasterCard and a number of member banks, including Capital One Financial Corporation or Capital One Bank (Canada Branch), which issues only MasterCard branded credit cards in Canada. The class action complaints allege that the associations and member banks are liable for civil conspiracy, unjust enrichment, constructive trust and unlawful interference with economic interests and violated Canadian anti-competition laws by (a) conspiring to fix supra-competitive interchange fees and merchant discounts, and (b) requiring participation in the respective networks and adherence to Visa and MasterCard Rules to acceptance of payment guarantee services. Plaintiffs’ motion for class certification in the British Columbia action is set for hearing in April 2013.

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including us. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. After numerous stays since 2009, the Ninth Circuit entered an order lifting the stay on August 29, 2012, and will now hear the appeal.

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleges in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the California Unfair Competition Law (“UCL”) when it raised interest rates on certain credit card accounts. In May, 2012, the parties agreed to a California-only settlement for a non-material amount, and the Court stayed the case for all purposes except for approval of the settlement. On November 29, 2012, the court granted preliminary court approval of the class settlement and set a hearing on final approval of the class settlement for April 1, 2013.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA—Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the TILA, the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. On August 8, 2011, Capital One filed a motion for summary judgment, which remains pending with the court. As a result of the settlement in Rubio v. Capital One Bank, the California-based UCL and TILA claims in the MDL are extinguished.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court , by U.S. Bank, N. A., Syncora Guarantee Inc. (formerly known as XL Capital Assurance Inc.) and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. On February 28, 2012, the Court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG have appealed. Discovery between U.S. Bank and GreenPoint has been ongoing since January, 2011. As noted above,

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GreenPoint has established reserves with respect to its probable and reasonably estimable legal liability from the U.S. Bank Lawsuit, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes, among other things, that we will be responsible for only a portion of the portfolio-wide losses inherent in the securitizations and sought in the lawsuit.

In September, 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP (the “Underlying Lawsuit”). DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization, almost all of which is insured by AGM, is comprised of about 6,200 mortgage loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011. The parties are currently engaged in discovery. As noted above, GreenPoint has established reserves with respect to its estimated probable and reasonable estimable legal liability from the DBSP Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, GreenPoint has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes, among other things, that we will be responsible for only a portion of the losses sought in the lawsuit.

On October 24, 2012, Capital One, N.A., (“CONA”) as successor to Chevy Chase Bank, F.S.B. (“CCB”), was named as a defendant in a lawsuit filed in the Southern District of New York by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (the “Ambac Litigation”). Plaintiffs allege, among other things, that CONA (as successor to CCB) breached certain representations and warranties in contracts relating to six securitizations with an aggregate original principal balance of approximately $5.2 billion which were sponsored by a CCB affiliate in 2006 and 2007 and backed by loans originated by CCB. Almost half of the securities issued by the six trusts are insured by Ambac. Plaintiffs seek unspecified damages, an order compelling CONA to indemnify Ambac for all accrued and future damages based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate, and all related fees, costs, and interest. CONA moved to dismiss the complaint on January 14, 2013. As noted above, CONA has established reserves with respect to its probable and reasonably estimable legal liability from the Ambac Litigation, which reserves are included within the overall representation and warranty reserve. Also as noted above, CONA has exposure to loss in excess of the amount established within the overall representation and warranty reserve because our reserve assumes, among other things, that we will be responsible for only a portion of the alleged losses sought in the lawsuit.

On May 30, June 29, and July 30, 2012, FHFA (acting as conservator for Freddie Mac) filed three summons with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by 9,594 loans originated by GreenPoint (the “FHFA Litigation”) with an aggregate original principal balance of $3.4 billion. On January 25, 2013, the plaintiffs filed an amended complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to 1,808 loans. Plaintiffs seek specific performance of the repurchase obligations with respect to the 1,808 loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities (the “FHLB of Boston Litigation”). Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011. FHLB of Boston filed an Amended Complaint on June 29, 2012, and the Company filed a motion to dismiss on October 11, 2012, which is pending.

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

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. The parties have been engaged in discovery since May, 2011. On June 21, 2012, the MDL court granted plaintiff’s motion for class certification. The modified scheduling order entered by the MDL court on November 29, 2012, contemplates the conclusion of discovery in the second quarter 2013 and remand to the Eastern District of Louisiana thereafter.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Litigation

On February 23, 2011, Capital One Financial Corporation, Capital One, N.A., and Capital One Bank (USA), N.A. (collectively, “Capital One”), were named as defendants, along with several other banks, in a patent infringement lawsuit filed by DataTreasury Corporation (“DataTreasury”) in the United States District Court for the Eastern District of Texas. DataTreasury alleges that Capital One and the other banks willfully infringed certain patents relating to remote image capture with centralized processing and storage. Capital One was served with the complaint on April 5, 2011, and filed an answer on May 26, 2011. On August 30, 2011, Capital One joined other defendants in filing a Motion to Transfer Venue from the U.S. District Court for the Eastern District of Texas, Tyler Division to the Southern District of Texas, Houston Division. That motion was denied by the trial court on January 30, 2012. All of the defendants sought an appeal of the venue issue, which was denied on August 10, 2012, by the United States Court of Appeals for the Federal Circuit. In August 2012, the parties entered into court-ordered mediation that resulted in a non-material settlement of the dispute. On August 30, 2012, a settlement release, and license agreement was executed, and the court entered a final order, dismissing the action with prejudice.

Hawaii, Mississippi, and Missouri State Attorney General Payment Protection Matters

On April 12, 2012, the Attorney General of Hawaii filed a lawsuit in First Circuit Court in Hawaii against Capital One Bank (USA) N.A., and Capital One Services, LLC. The case is one of several similar lawsuits filed by the Attorney General of Hawaii against various banks challenging the marketing and sale of payment protection and credit monitoring products. On June 28, 2012, the Attorney General of Mississippi filed substantially similar suits against Capital One and several other banks. The state attorney general complaints allege that Capital One enrolls customers in such programs without their consent and that Capital One enrolls customers in such programs even in circumstances in which the customer is not eligible to receive benefits for the product in question. Both suits allege violations of its state Unfair and Deceptive Practices Act and unjust enrichment. The remedies sought in the lawsuits include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. On May 18, 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. On November 30, 2012, the court denied the Hawaii AG’s motion to remand. On August 10, 2012 Capital One removed the Mississippi AG case to U.S. District Court, Southern District of Mississippi. The parties are currently briefing the Mississippi AG’s motion to remand. Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August, 2011, relating to the marketing of payment protection products.

Derivative Actions

On August 17, 2012, a derivative action, titled Iron Workers Mid-South Pension Fund v. Fairbank, et al., Case No. 2012 14130 (“Iron Workers Action”), was filed by a putative stockholder on behalf of the Company in Virginia Circuit Court of Fairfax County (hereafter “Virginia Circuit Court”) against certain current and former directors and officers of the Company, alleging breach of the fiduciary duty of loyalty, gross mismanagement, corporate waste, and unjust enrichment. The complaint’s allegations stem from the Company’s entering into consent orders with the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau regarding vendor sales practices of payment protection and credit monitoring products. Plaintiff shareholder generally alleges that the alleged failure of the Company’s officers and directors to oversee certain practices between 2010 and early 2012 caused harm to the Company, which is named as a “nominal defendant.” The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance and internal procedures, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On September 19, 2012, a second

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative complaint, titled Barovic v. Fairbank, et al., Case No. 2012 14130, was filed by another putative stockholder on behalf of the Company also in the Virginia Circuit Court. The Barovic derivative complaint is substantially identical to the Iron Workers’ Action (collectively “Derivative Actions”). The defendants removed the Iron Workers Action from Virginia Circuit Court to the U. S. District Court for the Eastern District of Virginia and filed a motion to dismiss the complaints. The plaintiffs moved to remand the cases back to Virginia Circuit Court. On November 30, 2012, the court denied the motions to remand and took the motions to dismiss under advisement.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Condensed Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the SEC, which requires all issuers or guarantors of registered securities to include separate annual financial statements.

	December 31,
(Dollars in millions)	2012	2011
Balance sheets
Assets:
Cash and cash equivalents	$7,342	$9,351
Investment in subsidiaries	46,605	33,113
Loans to subsidiaries	1,335	337
Securities available for sale	464	56
Other	1,432	1,317

Total assets	57,178	44,174

Liabilities:
Senior and subordinated notes	10,116	8,467
Other borrowings	5,036	4,481
Other	1,527	1,560

Total liabilities	16,679	14,508

Stockholders’ equity:
Preferred stock	0	0
Common stock	6	5
Additional paid-in-capital, net	26,188	19,274
Retained earnings	16,853	13,462
Accumulated other comprehensive income	739	169
Less: Treasury stock, at cost	(3,287)	(3,244)

Stockholders’ equity	40,499	29,666

Total liabilities and stockholders’ equity	$57,178	$44,174

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Statements of income
Interest from temporary investments	$47	$26	$27
Interest expense	574	515	479
Dividends, principally from bank subsidiaries	0	1,950	1,200
Non-interest income	697	29	35
Non-interest expense	173	361	273

Income before income taxes and equity in undistributed earnings of subsidiaries	(3)	1,129	510
Income tax benefit	(168)	(247)	(221)
Equity in undistributed earnings of subsidiaries	3,569	1,877	2,319

Income from continuing operations, net of tax	3,734	3,253	3,050
Loss from discontinued operations, net of tax	(217)	(106)	(307)

Net income	3,517	3,147	2,743
Dividends and undistributed earnings allocated to participating securities	(15)	(26)	0
Preferred stock dividends	(15)	0	0

Net income available to common stockholders	$3,487	$3,121	$2,743

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Statements of cash flows
Operating activities:
Net income	$3,517	$3,147	$2,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries:
Continuing operations	(3,569)	(1,877)	(2,319)
Discontinued operations	217	106	307
Amortization expense	(24)	(2)	0
Stock plan compensation expense	112	92	96
Decrease (Increase) in other assets	1	(65)	(3,261)
Increase (decrease) in other liabilities	(34)	18	543

Net cash (used in) provided by operating activities	220	1,419	(1,891)

Investing activities:
(Increase) decrease in investment in subsidiaries	(9,709)	(46)	433
Proceeds from maturities of securities available for sale	24	(0)	0
Purchase of securities available for sale	(351)	(54)	0
(Increase) decrease in loans to subsidiaries	(997)	(1)	164
Proceeds from issuance of common stock for acquisition	2,638	0	0

Net cash provided by (used in) investing activities	(8,395)	(101)	597

Financing activities:
Increase in borrowings from subsidiaries	555	450	390
Issuance of senior notes	2,246	2,992	0
Maturities of senior notes	(632)	(855)	0
Dividends paid—common stock	(111)	(91)	(91)
Dividends paid—preferred stock	(15)	0	0
Purchases of treasury stock	(43)	(42)	(22)
Net proceeds from issuances of common stock	3,233	40	30
Net proceeds from issuances of preferred stock	853	0	0
Proceeds from stock-based payment activities	80	57	3

Net cash (used in) provided by financing activities	6,166	2,551	310

(Decrease) increase in cash and cash equivalents	(2,009)	3,869	(984)
Cash and cash equivalents at beginning of year	9,351	5,482	6,466

Cash and cash equivalents at end of year	$7,342	$9,351	$5,482

NOTE 23—RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may have loans issued to our executive officers, directors, and principal stockholders, also known as Regulation O Insiders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24—SUBSEQUENT EVENTS

Sale of Best Buy Card Portfolio

On February 19, 2013, we announced an agreement to sell the portfolio of Best Buy Stores, L.P. (“Best Buy”) private-label and co-branded credit card accounts that we acquired in the 2012 U.S. card acquisition to Citibank, N.A. (“Citi”). At the time of the announcement, the portfolio had loan balances of approximately $7 billion. In addition, we and Best Buy have agreed to end our contractual credit card relationship early. The sale of the loans to Citi, which is subject to customary closing conditions, and early termination of the Best Buy partnership are expected to be finalized in the third quarter of 2013. Upon closing, we expect that the proceeds from the sale will approximate the book value of the accounts, resulting in no significant gain or loss on the transaction.

We transferred the net assets subject to the sale agreement to the held for sale category upon meeting the pertinent criteria for this classification during the first quarter of 2013. We will continue to recognize interest and fee income on the transferred loans, but will not recognize any impacts from charge-offs and recoveries unless these net charge-offs exceed the associated transferred allowance for loan losses. The amortization and accretion on the related intangibles ceased upon the transfer to the held for sale category.

CAPITAL ONE FINANCIAL CORPORATION

Selected Quarterly Financial Information(1) (2) (3)

	2012				2011
(Dollars in millions, except per share data) (unaudited)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$5,115	$5,254	$4,616	$3,979	$3,701	$3,835	$3,699	$3,752
Interest expense	587	608	615	565	519	552	563	612

Net interest income	4,528	4,646	4,001	3,414	3,182	3,283	3,136	3,140
Provision for credit losses(4)	1,151	1,014	1,677	573	861	622	343	534

Net interest income after provision for credit losses	3,377	3,632	2,324	2,841	2,321	2,661	2,793	2,606
Non-interest income	1,096	1,136	1,054	1,521	868	871	857	942
Non-interest expense	3,255	3,045	3,142	2,504	2,618	2,297	2,255	2,162

Income from continuing operations before income taxes	1,218	1,723	236	1,858	571	1,235	1,395	1,386
Income taxes	370	535	43	353	160	370	450	354

Income from continuing operations, net of tax	848	1,188	193	1,505	411	865	945	1,032
Loss from discontinued operations, net of tax	(5)	(10)	(100)	(102)	(4)	(52)	(34)	(16)

Net income	843	1,178	93	1,403	407	813	911	1,016
Dividends and undistributed earnings allocated to participating securities(5)	(3)	(5)	(1)	(7)	(26)	—	—	—
Preferred stock dividends	(15)	—	—	—	—	—	—	—

Net income available to common stockholders	$825	$1,173	$92	$1,396	$381	$813	$911	$1,016

Per common share:
Basic EPS(5):
Income from continuing operations	$1.43	$2.05	$0.33	$2.94	$0.89	$1.89	$2.07	$2.27
Loss from discontinued operations	(0.01)	(0.02)	(0.17)	(0.20)	(0.01)	(0.11)	(0.07)	(0.03)

Net income	$1.42	$2.03	$0.16	$2.74	$0.88	$1.78	$2.00	$2.24

Diluted EPS(5):
Income from continuing operations	$1.42	$2.03	$0.33	$2.92	$0.89	$1.88	$2.04	$2.24
Loss from discontinued operations	(0.01)	(0.02)	(0.17)	(0.20)	(0.01)	(0.11)	(0.07)	(0.03)

Net income	$1.41	$2.01	$0.16	$2.72	$0.88	$1.77	$1.97	$2.21

Weighted average common shares outstanding (millions):
Basic EPS	579.2	578.3	577.7	508.7	456.2	456.0	455.6	454.1
Diluted EPS	585.6	584.1	582.8	513.1	458.5	460.4	462.2	460.3
Average balance sheet data:
Loans held for investment	$202,944	$202,856	$192,632	$152,900	$131,581	$129,043	$127,916	$125,077
Interest-earning assets	277,886	266,803	265,019	220,246	176,271	177,531	174,113	173,440
Total assets	308,096	297,154	295,306	246,384	200,106	201,611	199,229	198,075
Interest-bearing deposits	192,122	193,700	195,597	151,625	109,914	110,750	109,251	108,633
Borrowings	44,189	36,451	35,418	35,994	34,811	37,366	39,451	40,538
Stockholders’ equity	40,212	38,535	37,533	32,982	29,698	29,316	28,255	27,009

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)

Results for Q2 2012 and thereafter include the impact of the May 1, 2012 closing of the 2012 U.S. card acquisition, which resulted in the addition of approximately $28.2 billion in credit card receivables at closing.

(3)

Results for Q1 2012 and thereafter include the impact of the February 17, 2012 acquisition of ING Direct, which resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion at acquisition.

(4)	Results for Q2 2012 include a provision for credit losses of $1.2 billion to establish an allowance for the loans acquired in the 2012 U.S. card acquisition.
(5)

Dividends and undistributed earnings allocated to participating securities and EPS are computed independently for each period. Accordingly, the sum of each quarter may not agree to the year-to-date total.

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

(c) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. During the fourth quarter of 2012, we continued to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the ING Direct and the 2012 U.S. card acquisitions. Otherwise, there were no changes in our internal control over financial reporting during the fourth quarter of 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our Proxy Statement for the 2013 Annual Stockholder Meeting (the “Proxy Statement”) under the headings “Governance of Capital One” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2012 fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plans,” and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

The following documents are filed as part of this Report in Part II, Item 8 and are incorporated herein by reference.

(1)	Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Statement of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheet as of December 31, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statement of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Selected Quarterly Data

(2)	Schedules:

None

(b) Exhibits

An index to exhibits has been filed as part of this Report beginning on page 275 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 28, 2013	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2013

/s/ GARY L. PERLIN Gary L. Perlin	Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ R. SCOTT BLACKLEY R. Scott Blackley	Controller (Principal Accounting Officer)	February 28, 2013

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 28, 2013

/s/ ANN F. HACKETT Ann F. Hackett	Director	February 28, 2013

/s/ LEWIS HAY, III Lewis Hay, III	Director	February 28, 2013

/s/ PIERRE E. LEROY Pierre E. Leroy	Director	February 28, 2013

/s/ MAYO A. SHATTUCK III Mayo A. Shattuck III	Director	February 28, 2013

/s/ PETER E. RASKIND Peter E. Raskind	Director	February 28, 2013

/s/ BRADFORD H. WARNER Bradford H. Warner	Director	February 28, 2013

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2012

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2004 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iv) the “2008 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009; (v) the “2010 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011 and (vi) the “2011 Form 10-K” are to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the Corporation’s 2011 Form 10-K).

2.3.1	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

2.3.2	Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.3	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K on August 20, 2012).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

Exhibit No.	Description

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on August 20, 2012).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.5	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.6	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.2.7	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.8	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of Floating Rate Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

4.2.12	Specimen of 1.000% Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

4.3	Indenture (providing for the issuance of Junior Subordinated Debt Securities), dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

Exhibit No.	Description

4.4.1	First Supplemental Indenture, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.2	Amended and Restated Declaration of Trust of Capital One Capital II, dated as of June 6, 2006, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.3	Guarantee Agreement, dated as of June 6, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.4.4	Specimen certificate representing the Enhanced TRUPS (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).
4.4.5	Specimen certificate representing the Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on June 12, 2006).

4.5.1	Second Supplemental Indenture, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.2	Copy of Junior Subordinated Debt Security Certificate (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.3	Amended and Restated Declaration of Trust of Capital One Capital III, dated as of August 1, 2006, between Capital One Financial Corporation, as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.4	Guarantee Agreement, dated as of August 1, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.5.5	Copy of Capital Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 4, 2006).

4.6.1	Third Supplemental Indenture, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.2	Amended and Restated Declaration of Trust of Capital One Capital IV, dated as of February 5, 2007, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon, as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

Exhibit No.	Description

4.6.3	Guarantee Agreement, dated as of February 5, 2007, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.4	Specimen certificate representing the Capital Security (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.6.5	Specimen certificate representing the Capital Efficient Note (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on February 8, 2007).

4.7.1	Fourth Supplemental Indenture, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.2	Amended and Restated Declaration of Trust of Capital One Capital V, dated as of August 5, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.3	Guarantee Agreement, dated as of August 5, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.7.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on August 6, 2009).

4.8.1	Fifth Supplemental Indenture, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.2	Amended and Restated Declaration of Trust of Capital One Capital VI, dated as of November 13, 2009, between Capital One Financial Corporation as Sponsor, The Bank of New York Mellon Trust Company, N.A., as institutional trustee, BNY Mellon Trust of Delaware, as Delaware Trustee and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.3	Guarantee Agreement, dated as of November 13, 2009, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.4	Specimen Trust Preferred Security Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.8.5	Specimen Junior Subordinated Debt Security (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on November 13, 2009).

4.9.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

Exhibit No.	Description

4.9.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

10.1.1	Capital One Financial Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 of the 2002 Form 10-K).

10.1.2	Capital One Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-78609, filed on May 17, 1999).

10.1.3	Capital One Financial Corporation 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 17, 2004).

10.1.4	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K, filed on May 3, 2006).

10.1.5	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).

10.2.1	Form of Nonstatutory Stock Option Agreement granted to Richard D. Fairbank under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed on December 23, 2005).

10.2.2	Form of Nonstatutory Stock Option Agreement granted to Richard D. Fairbank under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Corporation’s Report on Form 8-K, filed December 23, 2004).

10.2.3	Form of Restricted Stock Award Agreement granted to certain of our executives under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.2 of the 2004 Form 10-K).

10.2.4	Form of Nonstatutory Stock Option Agreement granted to certain of our executives under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

10.2.5	Form of Restricted Stock Unit Award Agreement granted to Richard D. Fairbank under the 2004 Stock Incentive Plan on May 17, 2004 (incorporated by reference to Exhibit 10.1 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.2.6	Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.16 of the 2010 Form 10-K).

10.2.7	Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.17 of the 2010 Form 10-K).

10.2.8	Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.18 of the 2010 Form 10-K).

10.2.9	Form of Restricted Stock Award Agreements granted to our executive officers under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.19 of the 2010 Form 10-K).

10.2.10	Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.10 of the 2011 Form 10-K).

Exhibit No.	Description

10.2.11	Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.11 of the 2011 Form 10-K).

10.2.12	Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.12 of the 2011 Form 10-K).

10.2.13	Form of Restricted Stock Award Agreements granted to our executive officers under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.13 of the 2011 Form 10-K).

10.2.14*	Form of Nonstatutory Stock Option Award Agreement granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013.

10.2.15*	Form of Performance Unit Award Agreement granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013.

10.2.16*	Form of Restricted Stock Unit Award Agreement granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013.

10.2.17*	Form of Restricted Stock Award Agreements granted to our executive officers under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013.

10.2.18*	Restricted Stock Award Agreement granted to Stephen S. Crawford under the Second Amended and Restated 2004 Stock Incentive Plan on February 2, 2013.

10.3.1	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.3.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.3.3	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.3 of the Corporation’s quarterly report on Form 10-Q for the period ending September 30, 2004).

10.3.4	Form of Restricted Stock Unit Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4 of the 2011 Form 10-K).

10.3.5	Form of Stock Option Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 of the 2011 Form 10-K).

10.4	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the 2011 Form 10-K).

10.5	Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the 2011 Form 10-K).

10.6.1	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).

Exhibit No.	Description

10.6.2*	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan.

10.7	2002 Non-Executive Officer Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Registration Statement on Form S-8, Commission File No. 333-97123, filed on July 25, 2002).

10.8.1	Form of Change of Control Employment Agreement between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.1 of the Corporation’s Report on Form 8-K, filed on October 30, 2007).

10.8.2	Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, other than the Chief Executive Officer (incorporated by reference to Exhibit 10.8.2 of the 2011 Form 10-K).

10.8.3*	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers.

10.9*	Form of Non-Competition Agreement between Capital One Financial Corporation and certain named executive officers.

10.10.1*	Special Retention, Separation and Non-Compete Agreement and Release by and between Capital One Financial Corporation and Peter A. Schnall dated October 15, 2012.

10.10.2*	Offer Letter to Stephen S. Crawford dated January 31, 2013.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.

31.2*	Certification of Gary L. Perlin.

32.1*	Certification** of Richard D. Fairbank.

32.2*	Certification** of Gary L. Perlin.

99.1*	Reconciliation of Non-GAAP Measures and Regulatory Capital Measures.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-K.
**	Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.