Form 10-Q
period 2013-03-31
CAPITAL ONE FINANCIAL CORP
filed 2013-05-09
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 584,162,780 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

ii

INDEX OF MD&A TABLES AND SUPPLEMENTAL TABLES

Table	Description	Page
—	MD&A Tables:
1	Consolidated Financial Highlights (Unaudited)	3
2	Business Segment Results	7
3	Average Balances, Net Interest Income and Net Interest Yield	14
4	Rate/Volume Analysis of Net Interest Income	15
5	Non-Interest Income	16
6	Non-Interest Expense	18
7	Credit Card Business Results	20
7.1	Domestic Card Business Results	23
7.2	International Card Business Results	24
8	Consumer Banking Business Results	26
9	Commercial Banking Business Results	29
10	“Other” Results	31
11	Investment Securities Available for Sale	33
12	Non-Agency Investment Securities Credit Ratings	34
13	Net Loans Held for Investment	34
14	Changes in Representation and Warranty Reserve	36
15	Capital Ratios Under Basel I	38
16	Loan Portfolio Composition	41
17	30+ Days Delinquencies	43
18	Aging and Geography of 30+ Days Delinquent Loans	44
19	90+ Days Delinquent Loans Accruing Interest	44
20	Nonperforming Loans and Other Nonperforming Assets	45
21	Net Charge-Offs	46
22	Loan Modifications and Restructurings	47
23	Allowance for Loan and Lease Losses Activity	49
24	Allocation of the Allowance for Loan and Lease Losses	50
25	Liquidity Reserves	51
26	Deposit Composition and Average Deposit Rates	52
27	Short-term Borrowings	53
28	Contractual Maturity Profile of Outstanding Debt	54
29	Senior Unsecured Debt Credit Ratings	55
30	Interest Rate Sensitivity Analysis	57

—	Supplemental Tables:
A	Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures under Basel I	60

iii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”). Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our unaudited condensed consolidated financial statements as of March 31, 2013 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes in this Report and the more detailed information contained in our 2012 Form 10-K. MD&A is organized in the following sections:

• Summary of Selected Financial Data	• Capital Management
• Executive Summary and Business Outlook	• Risk Management
• Critical Accounting Policies and Estimates	• Credit Risk Profile
• Accounting Changes and Developments	• Liquidity Risk Profile
• Consolidated Results of Operations	• Market Risk Profile
• Business Segment Financial Performance	• Supplemental Tables
• Consolidated Balance Sheet Analysis	• Capital Management
• Off-Balance Sheet Arrangements and Variable Interest Entities

SUMMARY OF SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data from our results of operations for the three months ended March 31, 2013 and 2012, and selected comparative consolidated balance sheet data as of March 31, 2013, and December 31, 2012. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been reclassified to conform to the current period presentation. The comparability of our results of operations between reported periods is impacted by the following acquisitions completed in 2012:

•

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

•

On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition”). The 2012 U.S. card acquisition included (i) the acquisition of HSBC’s U.S. credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, $27.8 billion in outstanding credit card receivables designated as held for investment and $327 million in other net assets.

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The period-end carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $34.9 billion and $37.1 billion as of March 31, 2013 and December 31, 2012, respectively. The difference between the fair value at acquisition and initial expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and the expected cash flows represents the nonaccretable difference or the amount not considered collectible, which approximates what we refer to as the “credit mark.” The credit mark established under the accounting for these loans takes into consideration future expected credit losses over the life of the loans. Accordingly, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans. For additional information, see “Credit Risk Profile” and “Note 4—Loans—Acquired Loans.”

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share data as noted)	2013	2012	Change
Income statement
Net interest income(1)	$4,570	$3,414	34%
Non-interest income(2)	981	1,521	(36)

Total net revenue(3)	5,551	4,935	12
Provision for credit losses	885	573	54
Non-interest expense(4)	3,028	2,504	21

Income from continuing operations before income taxes	1,638	1,858	(12)
Income tax provision	494	353	40

Income from continuing operations, net of tax	1,144	1,505	(24)
Loss from discontinued operations, net of tax(5)	(78)	(102)	(24)

Net income	1,066	1,403	(24)
Dividends and undistributed earnings allocated to participating securities	(5)	(7)	(29)
Preferred stock dividends	(13)	—	**

Net income available to common shareholders	$1,048	$1,396	(25)%

Common share statistics
Earnings per common share:
Basic earnings per common share	$1.81	$2.74	(34)%
Diluted earnings per common share	1.79	2.72	(34)
Weighted average common shares outstanding:
Basic earnings per common share	580.5	508.7	14
Diluted earnings per common share	586.3	513.1	14
Dividends per common share	0.05	0.05	**

Average balances
Loans held for investment(6)	$195,997	$152,900	28%
Interest-earning assets	272,345	220,246	24
Total assets	303,223	246,384	23
Interest-bearing deposits	190,612	151,625	26
Total deposits	211,555	170,259	24
Borrowings	41,574	35,994	16
Stockholders’ equity	40,960	32,982	24
Selected performance metrics
Purchase volume(7)	$45,098	$34,498	31%
Total net revenue margin(8)	8.15%	8.96%	(81	)bps
Net interest margin(9)	6.71	6.20	51
Net charge-offs	$1,079	$780	38%
Net charge-off rate(10)	2.20%	2.04%	16	bps
Net charge-off rate (excluding acquired loans)(11)	2.69	2.40	29
Return on average assets(12)	1.51	2.44	(93)
Return on average total stockholders’ equity(13)	11.17	18.25	(708)
Equity-to-assets ratio(14)	13.51	13.39	12
Non-interest expense as a % of average loans held for investment(15)	6.18	6.55	(37)
Efficiency ratio(16)	54.55	50.74	381
Effective income tax rate	30.2	19.0	1,120

	March 31, 2013	December 31, 2012	Change
Balance sheet (period end)
Loans held for investment(6)	$191,333	$205,889	(7)%
Interest-earning assets	268,479	280,096	(4)
Total assets	300,163	312,918	(4)
Interest-bearing deposits	191,093	190,018	1
Total deposits	212,410	212,485	**
Borrowings	37,492	49,910	(25)
Stockholders’ equity	41,296	40,499	2
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,606	$5,156	(11)%
Allowance as a % of loans held of investment (“allowance coverage ratio”)	2.41%	2.50%	(9	)bps
Allowance as a % of loans held of investment (excluding acquired loans)(11)	2.91	3.02	(11)
30+ days performing delinquency rate	2.37	2.70	(33)
30+ days performing delinquency rate (excluding acquired loans)(11)	2.90	3.29	(39)
30+ days delinquency rate	2.74	3.09	(35)
30+ days delinquency rate (excluding acquired loans)(11)	3.35	3.77	(42)
Capital ratios
Tier 1 common ratio(17)	11.79%	10.96%	83	bps
Tier 1 risk-based capital ratio(18)	12.18	11.34	84
Total risk-based capital ratio(19)	14.43	13.56	87
Tangible common equity (“TCE”) ratio(20)	8.61	7.90	71
Associates
Full-time equivalent employees (in thousands)	39.3	39.6	(1)%

**	Change is less than one percent or not meaningful.
(1)	Premium amortization related to the ING Direct and 2012 U.S. card acquisitions reduced net interest income by $111 million and $30 million in the first quarter of 2013 and 2012, respectively.
(2)

Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred.

(3)	Total net revenue was reduced by $265 million and $123 million in the first quarter of 2013 and 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees.
(4)

Includes purchased credit card relationship (“PCCR”) intangible amortization of $116 million and $4 million in the first quarter of 2013 and 2012, respectively, the substantial majority of which is attributable to the 2012 U.S. card acquisition. Also includes core deposit intangible amortization of $44 million and $46 million in the first quarter of 2013 and 2012, respectively.

(5)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“Greenpoint”), which we closed in 2007.

(6)

Loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. The period-end carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $34.9 billion and $37.1 billion as of March 31, 2013 and December 31, 2012, respectively. The average carrying value of acquired loans was $35.7 billion and $23.1 billion in the first quarter of 2013 and 2012, respectively. The average balance of loans held for investment, excluding the carrying value of acquired loans, was $160.3 billion and $129.8 billion in the first quarter of 2013 and 2012, respectively. See “Note 4—Loans” for additional information.

(7)

Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance transactions.

(8)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(9)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(10)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.
(11)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Business Segment Financial Performance,” “Credit Risk Profile” and “Note 4—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(12)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(13)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period.
(14)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(15)	Calculated based on annualized non-interest expense, excluding goodwill impairment charges, for the period divided by average loans held for investment for the period.
(16)	Calculated based on non-interest expense, excluding goodwill impairment charges, for the period divided by total net revenue for the period.
(17)

Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common equity divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.

(18)

Tier 1 risk-based capital ratio is a regulatory measure calculated based on Tier 1 capital divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.

(19)

Total risk-based capital ratio is a regulatory measure calculated based on total risk-based capital divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.

(20)

TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for the calculation of this measure and reconciliation to the comparative GAAP measure.

INTRODUCTION

We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2013, our principal subsidiaries included:

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

We had total loans held for investment of $191.3 billion, deposits of $212.4 billion and stockholders’ equity of $41.3 billion as of March 31, 2013, compared with total loans held for investment of $205.9 billion, deposits of $212.5 billion and stockholders’ equity of $40.5 billion as of December 31, 2012.

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers and by deposit gathering activities net of the costs associated with funding our assets, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers and merchant interchange fees with respect to certain credit card transactions. Our expenses primarily consist of the provision for credit losses, operating expenses (including associate salaries and benefits, occupancy and equipment costs, professional services, infrastructure enhancements and branch operations and expansion costs), marketing expenses and income taxes.

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

•

Credit Card: Consists of our domestic consumer and small business card lending, national small business lending, national closed-end installment lending and the international card lending businesses in Canada and the United Kingdom.

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

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the three months ended March 31, 2013 and 2012. We provide information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2012 Form 10-K. We also provide additional information on the allocation methodologies used to derive our business segment results and a reconciliation of our total business segment results to our consolidated U.S. GAAP results in “Note 13—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended March 31,
	2013				2012
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,651	66%	$686	60%	$2,590	53%	$566	38%
Consumer Banking	1,659	30	383	33	1,464	30	224	15
Commercial Banking	538	9	203	18	516	10	210	14
Other(3)	(297)	(5)	(128)	(11)	365	7	505	33

Total from continuing operations	$5,551	100%	$1,144	100%	$4,935	100%	$1,505	100%

(1)	Total net revenue consists of net interest income and non-interest income.
(2)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 20—Business Segments” in our 2012 Form 10-K.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

Each of our businesses delivered solid results in the first quarter of 2013. Our earnings for the quarter, which were led by strong profitability in our Domestic Card business and continued positive credit quality trends, added to our existing capital strength. Notable events during the quarter included the following:

•	Our redemption on January 2, 2013 of $3.65 billion of our trust preferred securities, which generally carried a higher coupon than other funding sources available to us.

•

Our February 19, 2013 announcement of our agreement with Best Buy Stores, L.P. (“Best Buy”) to end our contractual credit card relationship early and to sell the Best Buy portfolio of private label and co-branded credit card accounts that we acquired in the 2012 U.S. card acquisition to Citibank, N.A. We reclassified the assets subject to the sale agreement, which included loans of approximately $7 billion as of the date of the transfer, to the held for sale category from the held for investment category in the first quarter. The sale of the portfolio to Citibank, which is subject to customary closing conditions, and early termination of the Best Buy partnership are expected to be finalized in the third quarter of 2013.

•

In January 2013 we submitted our capital plan to the Board of Governors of the Federal Reserve as part of the 2013 Comprehensive Capital Analysis and Review (“CCAR”). On March 14, 2013, we were informed by the Board of Governors of the Federal Reserve that it had completed its review under the CCAR process and that it did not object to our proposed capital distribution plans submitted pursuant to CCAR, which included an increase in the quarterly dividend on our common stock. On May 2, 2013, our Board of Directors approved an increase in our quarterly common stock dividend per share from $0.05 per share to $0.30 per share, payable May 23, 2013 to stockholders of record as of May 13, 2013.

•	Our transition from the ING Direct brand to the Capital One 360 brand, which is now the leading digital online depository bank in the U.S.

In the near term, we continue to navigate the challenges of the prolonged low interest rate environment, weak consumer demand and the planned run-off of certain acquired mortgage and card loans. However, the ING Direct and 2012 U.S. card acquisitions have strengthened and expanded our customer base and driven substantial growth in our total net revenues, putting us in what we believe is a strong position to generate capital, deliver sustained shareholder value and deepen our customer relationships with new products and services, even in the current challenging environment.

Financial Highlights

We reported net income of $1.1 billion ($1.79 per diluted share) on total net revenue of $5.6 billion for the first quarter of 2013, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $1.4 billion ($2.72 per diluted share), which included a bargain purchase gain of $594 million attributable to the ING Direct acquisition, on total net revenue of $4.9 billion for the first quarter of 2012. Net income, excluding the impact of the bargain purchase gain, was $809 million ($1.56 per diluted share) for the first quarter of 2012.

Our Tier 1 common ratio, as calculated under Basel I, increased to 11.8% as of March 31, 2013, up from 11.0% as of December 31, 2012. The increase in our Tier 1 common ratio reflected strong internal capital generation from earnings. See “Capital Management” below for additional information.

Below are additional highlights of our performance in the first quarter of 2013. These highlights generally are based on a comparison between our first quarter 2013 and 2012 results, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2013, compared with our financial condition and credit performance as of December 31, 2012. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our net income of $1.1 billion for the first quarter of 2013 decreased by $337 million, or 24%, from the first quarter of 2012, primarily due to the absence of the bargain purchase gain of $594 million recorded at acquisition of ING Direct in the first quarter of 2012. Excluding the impact of the bargain purchase gain, net income of $1.1 billion for the first quarter of 2013 increased by $257 million, or 32%, from the first quarter of 2012. The increase was driven by growth in net interest income of approximately $1.2 billion attributable to the substantial increase in average interest-earning assets as a result of the ING Direct and 2012 U.S. card acquisitions, which was partially offset by an increase in the provision for credit losses of $312 million and an increase in non-interest expense of $524 million. The increase in the provision was driven by higher net charge-offs resulting from the addition of loans from the 2012 U.S. card acquisition. The increase in non-interest expense was due in part to higher operating expenses associated with the recent acquisitions as well as an increase in intangible amortization expense. Amortization of intangibles totaled $177 million in the first quarter of 2013, compared with $62 million in the first quarter of 2012.

•

Loans Held for Investment: Period-end loans held for investment decreased by $14.6 billion, or 7%, in the first quarter of 2013, to $191.3 billion as of March 31, 2013, from $205.9 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio to the held for sale category. Excluding the transfer of the Best Buy portfolio of approximately $7 billion to held for sale, period-end loans held for investment decreased by approximately $7.6 billion, or 4%, due to typical seasonally lower credit card purchase volumes and higher pay downs in the first quarter of the year, the continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, as well as the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition. The pay downs and run-off of card balances were partially offset by higher period-end auto balances due to the continued high volume of auto loan originations and strong loan originations in our commercial and industrial and commercial real estate loan portfolios.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate was 2.20% in the first quarter of 2013, compared with 2.04% in the first quarter of 2012. We experienced higher net charge-offs in our Domestic Card business in the first quarter of 2013 due to the addition of loans from the 2012 U.S. card acquisition. Our reported 30+ day delinquency rate declined to 2.74% as of March 31, 2013, from 3.09% as of December 31, 2012. Delinquency rates in our consumer lending businesses have historically exhibited seasonal patterns, with delinquency rates generally tending to decrease in the first two quarters of the year as customers use income tax refunds to pay down outstanding loan balances. We provide information on our credit quality metrics, excluding the impact of acquired loans accounted for based on estimated cash flows expected to be collected, below under “Business Segments” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We reduced our allowance by $550 million to $4.6 billion as of March 31, 2013, from $5.2 billion as of December 31, 2012. The reduction was attributable to the transfer of the Best Buy loan portfolio to held for sale and an allowance release of $261 million. The allowance coverage ratio declined to 2.41% as of March 31, 2013, from 2.50% as of December 31, 2012, due in part to an improved credit outlook.

•

Representation and Warranty Reserve: We recorded a provision for mortgage representation and warranty losses of $97 million in the first quarter of 2013, compared with a provision for mortgage representation and warranty losses of $169 million in the first quarter of 2012. Our mortgage representation and warranty reserve increased to $994 million as of March 31, 2013, from $899 million as of December 31, 2012.

Business Segments

•

Credit Card: Our Credit Card business generated net income from continuing operations of $686 million in the first quarter of 2013, an increase of $120 million, or 21%, from net income from continuing operations of $566 million in the first quarter of 2012. The increase in earnings reflected the impact of the 2012 U.S. card acquisition, which contributed to an increase in total net revenues of $1.1 billion. The net revenue increase was partially offset by a higher provision for credit losses and higher operating expenses, including PCCR intangible amortization expense of $113 million, resulting from the 2012 U.S. card acquisition. Period-end loans held for investment in our Credit Card business decreased by $13.4 billion, or 15%, in the first quarter of 2013, to $78.4 billion as of March 31, 2013, from $91.8 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy portfolio to the held for sale category. Excluding the transfer of the Best Buy portfolio, period-end loans held for investment decreased by $6.4 billion, or 7%, due in part to typical seasonally lower purchase volumes and higher pay downs in the first quarter of the year, the expected continued run-off of our installment loan portfolio, as well as the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition. We experience fluctuations in purchase volumes and the level of outstanding receivables in our Credit Card business due to higher seasonal consumer spending and payment patterns around the winter holiday season, summer vacations and back-to-school periods.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $383 million in the first quarter of 2013, an increase of $159 million, or 71%, from net income from continuing operations of $224 million in the first quarter of 2012. The results for the first quarter of 2013 reflect a full-quarter impact from ING Direct, whereas the results for the first quarter of 2012 reflect a partial-quarter impact. The increase in earnings was attributable to growth in total net revenue and a decrease in non-interest expense. Growth in net revenue was primarily due to a significant increase in average loan balances due to the addition of home loans from the ING Direct acquisition and higher auto loan originations over the past twelve months. The decrease in non-interest expense was largely due to the absence of ING Direct acquisition-related costs incurred in the first quarter of 2012, which was partially offset by increased expenses related to the growth in our auto loan portfolio. Period-end loans held for investment in our Consumer Banking business declined by $1.5 billion, or 2%, to $73.6 billion as of March 31, 2013, from $75.1 billion as of December 31, 2012, due to the continued run-off of acquired home loans, which was partially offset by higher period-end auto balances due to the continued portfolio growth.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $203 million in the first quarter of 2013, a decrease of $7 million, or 3%, from net income from continuing operations of $210 million in the first quarter of 2012. Growth in commercial real estate and commercial and industrial loans and higher deposit balances contributed to an increase in total net revenues. The favorable impact from higher net revenue was offset by a lower negative provision for credit losses of

$35 million recorded in the first quarter of 2013, compared with a negative provision of $69 million recorded in the first quarter of 2012. Period-end loans held for investment in our Commercial Banking business increased by $330 million, or 1%, in the first quarter of 2013 to $39.2 billion as of March 31, 2013, from $38.8 billion as of December 31, 2012. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Quarterly Report on Form 10-Q. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for more information on the forward-looking statements in this report and “Item 1A. Risk Factors” in our 2012 Form 10-K for factors that could materially influence our results.

Total Company Expectations

Our strategies and actions are designed to deliver and sustain strong returns and capital generation through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships create and sustain significant long-term value through low credit costs, long and loyal customer relationships and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and new partnerships in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in scalable infrastructure and operating platforms that are appropriate for a bank of our size and business mix so that we can meet the rising regulatory and compliance expectations facing all banks and deliver a “brand-defining” customer experience that builds and sustains a valuable, long-term customer franchise. The ING Direct and 2012 U.S. card acquisitions strengthened and expanded our customer base and over time, we expect these acquisitions to expand and deepen our customer relationships with new products and services.

We expect average interest-earning assets to decline in 2013. We expect average loan balances for full-year 2013 to decline from average loan balances for full-year 2012, as significant run-off of certain mortgage and card loans we acquired, coupled with the sale of the Best Buy portfolio expected to be finalized in the third quarter of 2013, is partially offset by growth in our businesses. We expect run-off and sales of approximately $19 billion in ending loan balances in 2013, primarily comprised of approximately $10 billion in run-off of mortgage loans acquired from ING Direct and CCB, approximately $2 billion in run-off of certain other credit card loans purchased in the 2012 U.S. card acquisition and approximately $7 billion from the sale of the Best Buy portfolio. We expect this decline to be partially offset by growth in certain of our businesses, including Auto, Commercial Banking and parts of Domestic Card. However, we expect continued weak consumer demand across our Credit Card and Auto lending businesses, as well as intensifying competition in several businesses, particularly Auto and commercial and industrial lending.

We continue to expect total net revenue in 2013 to be approximately $22.5 billion. We also expect non-interest expense in 2013 to total approximately $12.5 billion, comprised of operating expense of approximately $11 billion and marketing expense of approximately $1.5 billion. We expect these estimates to vary within a reasonable margin, and they do not contemplate the potential impact of non-recurring items.

We believe our actions have created a well-positioned balance sheet with strong capital and liquidity levels, and a strong capital generation trajectory. We exceeded an assumed Basel III Tier 1 common ratio internal target of 8% in the first quarter. Our estimated Basel III capital trajectory includes the estimated impact of implementing the Basel II Advanced Approaches to calculate regulatory capital, which we expect will apply to us in 2016 or later. The assumed 8% Basel III Tier 1 common ratio target assumes a buffer of 50 basis points for a systemically important financial institution under applicable rules and regulations and a further buffer of 50 basis points to cover potential volatility in both the numerator and denominator of the Tier 1 common ratio. Our actual operating levels for capital will vary over time depending on our outlook for near-to-medium term growth, our view of where we are in the economic cycle and our resilience under ongoing stress-testing processes. The assumed Basel III Tier 1 common level is estimated based on our current interpretation, expectations and understanding of the Basel III capital rules and other capital regulations proposed by U.S. regulators and the application of such rules to our businesses as currently conducted. Basel III calculations are necessarily subject to change based on, among other things, the scope and terms of the final rules and regulations, model calibration and other implementation guidance, changes in our businesses and certain actions of management, including those affecting the composition of our balance sheet. We believe this ratio provides useful information to investors and others by measuring our progress against expected future regulatory capital standards.

Business Segment Expectations

Credit Card Business

As noted above, in Domestic Card, the closing of the 2012 U.S. card acquisition has impacted and will continue to affect quarterly trends in loan growth, revenue margin and credit metrics. We anticipate that the run-off of parts of the portfolio acquired in the 2012 U.S. card acquisition, the sale of the Best Buy portfolio as well as anticipated run-off in our installment loan portfolio will result in a decline in full-year average loan balances in 2013 from average loan balances in 2012.

Consumer Banking Business

In our Consumer Banking business, we expect the ING Direct acquisition to continue to have a significant impact on Consumer Banking loan volumes as we anticipate that run-off in the acquired home loan portfolios will more than offset growth in auto loans.

Commercial Banking Business

Our Commercial Banking business continues to grow loans, deposits, and revenues as we attract new customers and deepen relationships with existing customers. We expect our Commercial Banking business to continue to deliver steady growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2012 Form 10-K.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We discuss below changes we made in the first quarter of 2013 in estimating the allowance for loan and lease losses and reserve for unfunded lending commitments for our commercial loan portfolio. Management has discussed our critical accounting policies and estimates with the Audit and Risk Committee of the Board of Directors.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments—Commercial Loans

Our commercial loan portfolio is primarily composed of larger-balance, non-homogeneous loans. We determine the allowance for loan and lease losses (“allowance”) and reserve for unfunded lending commitments for our commercial loan portfolio by evaluating loans with similar risk characteristics and applying internal risk ratings. We use these risk ratings to assess credit quality and derive a total loss estimate based on an estimated probability of default and loss given default. Factors we consider in determining risk ratings and deriving loss estimates include historical loss experience for loans with similar risk characteristics, the financial condition of the borrower, geography, collateral performance, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. Management may also apply judgment to adjust the derived loss factors, taking into consideration both quantitative and qualitative factors, including general economic conditions, specific industry and geographic trends, portfolio concentrations, trends in internal credit quality indicators and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.

In the first quarter of 2013, we changed our process for estimating the allowance and reserve for unfunded lending commitments for our commercial loan portfolio. First, we extended our internal historical credit loss experience period back to at least 2008 and incorporated external industry loss data over a longer horizon to derive our loss estimates. We previously generally used the most recent three-year period of internal historical loss experience to derive our loss estimates. Second, we incorporated more borrower-specific and loan-specific risk factors into our analysis and established a statistically-based internal risk rating system. Based on this statistically-based risk rating system, we now apply an estimated probability of default and loss given default for nearly each loan in our portfolio to derive the total loss estimate for our commercial loan portfolio. These changes, which were supplemented by management judgment, resulted in a net increase in the combined allowance and reserve for unfunded lending commitments of $37 million as of March 31, 2013 and a corresponding increase in the provision for credit losses of $37 million in the first quarter of 2013. The gross impact of these changes resulted in a decrease in the allowance of $2 million and an increase in the reserve for unfunded lending commitments of $39 million as of March 31, 2013. We do not expect these changes to have a material future impact on our allowance and reserve for unfunded lending commitments for our commercial loan portfolio. See “Note 5—Allowance for Loan and Lease Losses” in this Report for additional information.

We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2012 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in 2013, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these changes in accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable sections(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the three months ended March 31, 2013 and 2012. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which primarily include loans held for investment and investment securities, and the interest expense on our interest-bearing liabilities, which include interest-bearing deposits, senior and subordinated notes, securitized debt and other borrowings. We include in interest income any past due fees on loans that we deem are collectible. Our net interest margin based on our consolidated results represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for the three months ended March 31, 2013 and 2012.

Table 3: Average Balances, Net Interest Income and Net Interest Yield(1)

	Three Months Ended March 31,
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:(3)
Domestic	$78,985	$2,816	14.26%	$54,131	$1,910	14.11%
International	8,238	329	15.97	8,301	340	16.38

Credit card	87,223	3,145	14.42	62,432	2,250	14.41
Consumer banking(4)	74,456	1,102	5.92	56,482	1,015	7.19
Commercial banking	38,579	377	3.91	34,245	380	4.44
Other	183	25	54.64	173	12	27.75

Total loans, including loans held for sale	200,441	4,649	9.28	153,332	3,657	9.54
Investment securities	64,798	374	2.31	50,543	298	2.36
Cash equivalents and other interest-earning assets	7,106	28	1.58	16,371	24	0.59

Total interest-earning assets	$272,345	$5,051	7.42%	$220,246	$3,979	7.23%

Cash and due from banks	2,642			12,540
Allowance for loan and lease losses	(4,954)			(4,334)
Premises and equipment, net	3,682			2,898
Other assets	29,508			15,034

Total assets	$303,223			$246,384

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$190,612	$326	0.68%	$151,625	$311	0.82%
Securitized debt obligations	11,758	56	1.91	16,185	80	1.98
Senior and subordinated notes	11,984	82	2.74	10,268	88	3.43
Other borrowings	17,832	17	0.38	9,541	86	3.61

Total interest-bearing liabilities	$232,186	$481	0.83%	$187,619	$565	1.20%

Non-interest bearing deposits	20,943			18,634
Other liabilities	9,134			7,149

Total liabilities	262,263			213,402
Stockholders’ equity	40,960			32,982

Total liabilities and stockholders’ equity	$303,223			$246,384

Net interest income/spread		$4,570	6.59%		$3,414	6.03%

Impact of non-interest bearing funding			0.12			0.17

Net interest margin			6.71%			6.20%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)

Past due fees included in interest income totaled approximately $480 million and $283 million in the first quarter of 2013 and 2012, respectively. Premium amortization related to the ING Direct and 2012 U.S. card acquisitions reduced net interest income by $111 million and $30 million in the first quarter of 2013 and 2012, respectively.

(3)	Credit card loans consist of domestic and international credit card loans and installment loans.
(4)	Consumer banking loans consist of auto, home and retail banking loans.

Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31, 2013 vs. 2012
	Total Variance	Variance Due to
(Dollars in millions)		Volume	Rate
Interest income:
Loans:
Credit card	$895	$894	$1
Consumer banking	87	286	(199)
Commercial banking	(3)	45	(48)
Other	13	1	12

Total loans, including loans held for sale	992	1,226	(234)

Investment securities	76	82	(6)
Cash equivalents and other interest-earning assets	4	(19)	23

Total interest income	1,072	1,289	(217)

Interest expense:
Deposits	15	72	(57)
Securitized debt obligations	(24)	(21)	(3)
Senior and subordinated notes	(6)	13	(19)
Other borrowings	(69)	42	(111)

Total interest expense	(84)	106	(190)

Net interest income	$1,156	$1,183	$(27)

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Net interest income of $4.6 billion in the first quarter of 2013 increased by $1.2 billion, or 34%, from the first quarter of 2012, driven by a 24% increase in average interest-earning assets and an 8% (51 basis point) expansion of the net interest margin to 6.71%.

•

Average Interest-Earning Assets: The increase in average interest-earning assets reflects the full-quarter impact of the addition of loans and investment securities from the acquisition of ING Direct in the first quarter of 2012 and the addition of loans from the 2012 U.S. card acquisition in the second quarter of 2012. Growth in average-interest earning assets also was driven by strong commercial loan growth and continued growth in auto loans, which was partially offset by the transfer of the Best Buy loan portfolio of approximately $7 billion to the held for sale category in the first quarter of 2013, the continued run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, as well as the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition.

•

Net Interest Margin: The 51 basis point improvement in our net interest margin was primarily attributable to a reduction in our cost of funds of 37 basis points to 0.83% for the first quarter of 2013. The redemption on January 2, 2013 of $3.65 billion of our trust preferred securities, which generally carried a higher coupon than other funding sources available to us, accounted for approximately 11 basis points of the reduction in our funding costs. The remaining reduction reflects the continued benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

Non-Interest Income

Non-interest income primarily consists of service charges and other customer-related fees, interchange income (net of rewards expense), other non-interest income and, in 2012, the bargain purchase gain attributable to the ING Direct acquisition. The “other” component of non-interest income includes the pre-tax provision for mortgage representation and warranty losses related to continuing operations. Other also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships and hedge ineffectiveness, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

Table 5 displays the components of non-interest income for the first quarter of 2013 and 2012.

Table 5: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Service charges and other customer-related fees	$550	$415
Interchange fees, net	445	328
Bargain purchase gain(1)	—	594
Net other-than-temporary impairment (“OTTI”)	(25)	(14)
Other non-interest income:
Provision for mortgage representation and warranty losses(2)	9	(17)
Net gains from the sale of investment securities	2	11
Net fair value losses on free-standing derivatives(3)	(5)	(86)
Other	5	290

Other non-interest income	11	198

Total non-interest income	$981	$1,521

(1)	Represents the amount by which the fair value of the net assets acquired in the ING Direct acquisition, as of the acquisition date of February 17, 2012, exceeded the consideration transferred.
(2)

We recorded a total provision for mortgage representation and warranty losses of $97 million and $169 million in the first quarter of 2013 and 2012, respectively. The remaining portion of the provision for mortgage representation and warranty losses is included, net of tax, in discontinued operations.

(3)

Excludes changes in cumulative credit risk valuation adjustments related to derivatives in a gain position. Credit risk valuation adjustments for derivative assets totaled $8 million and $9 million as of March 31, 2013 and December 31, 2012, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

Non-interest income of $981 million in the first quarter of 2013 decreased by $540 million, or 36%, from non-interest income of $1.5 billion in the first quarter of 2012.

The decrease in non-interest income reflected the combined unfavorable impact of (i) the absence of the bargain purchase gain of $594 million recognized at acquisition of ING Direct in the first quarter of 2012 and (ii) the absence of income of $162 million from the sale of Visa stock shares in the first quarter of 2012.

The unfavorable impact of these items was partially offset by the favorable impact of (i) increased net interchange and other fees resulting from continued growth and market share from new account originations, due in part to the ING Direct and the 2012 U.S. card acquisitions; (ii) the absence of expense of $75 million for expected customer refunds attributable to credit card cross-selling issues and (iii) the absence of a mark-to-market derivative loss of $78 million recognized in the first quarter of 2012 related to the settlement of interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition.

We recorded net OTTI losses of $25 million in the first quarter of 2013, compared with $14 million in the first quarter of 2012. The OTTI losses in each period were attributable to deterioration in the credit performance of loans underlying certain non-agency mortgage-backed securities. Our portfolio of non-agency mortgage backed securities significantly increased as a result of our acquisition of ING Direct in the first quarter of 2012, which contributed to the increase in OTTI losses in the first quarter of 2013. We provide additional information on other-than-temporary impairment recognized on our securities available for sale in “Note 3—Investment Securities.”

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

We recorded a provision for credit losses of $885 million in the first quarter of 2013, compared with $573 million in the first quarter of 2012. The increase in the provision for credit losses in the first quarter of 2013 from the first quarter of 2012 was driven by higher net charge-offs resulting from the addition of loans from the 2012 U.S. card acquisition, coupled with growth in auto loan balances and commercial loan originations.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses under the “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses” and “Note 5—Allowance for Loan and Lease Losses.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2012 Form 10-K.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing technology expenses, and other miscellaneous expenses. Non-interest expense also includes marketing costs, merger-related expense and amortization of intangibles. Table 6 displays the components of non-interest expense for the first quarter of 2013 and 2012.

Table 6: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Salaries and associate benefits	$1,080	$864
Occupancy and equipment	350	270
Marketing	317	321
Professional services	307	293
Communications and data processing	210	172
Amortization of intangibles(1)	177	62
Acquisition-related	46	86
Other non-interest expense:
Collections	129	137
Fraud losses	52	40
Bankcard, regulatory and other fee assessments	138	110
Other	222	149

Other non-interest expense	541	436

Total non-interest expense	$3,028	$2,504

(1)

Includes PCCR intangible amortization of $116 million and $4 million in the first quarter of 2013 and 2012, respectively, the substantial majority of which is attributable to the 2012 U.S. card acquisition. Also includes core deposit intangible amortization of $44 million and $46 million in the first quarter of 2013 and 2012, respectively.

Non-interest expense of $3.0 billion in the first quarter of 2013 increased by $524 million, or 21%, from the first quarter of 2012. The increase reflected higher operating expenses, increased salaries and associate benefits and infrastructure costs attributable to acquired businesses, amortization of intangibles resulting from the ING Direct and 2012 U.S. card acquisitions and expenses related to the growth in our auto loan portfolio, which was partially offset by a reduction in acquisition-related costs.

Income Taxes

We recorded an income tax provision on income from continuing operations of $494 million (30.2% effective income tax rate) in the first quarter of 2013, compared with an income tax provision of $353 million (19.0% effective income tax rate) in the first quarter of 2012. Our effective tax rate varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.

The increase in our effective tax rate in the first quarter of 2013 from the first quarter of 2012 was primarily attributable to the absence of the non-taxable bargain purchase gain of $594 million recorded in the first quarter of 2012 related to the ING Direct acquisition, which substantially reduced our effective tax rate in first quarter of 2012.

Our effective income tax rate excluding the impact of the non-taxable bargain purchase gain was 30.2% and 28.1% in the first quarter of 2013 and 2012, respectively. The increase in the effective tax rate in the first quarter of 2013 was primarily due to higher pre-tax earnings in the first quarter of 2013 compared with the first quarter of 2012, which diluted the relative tax benefit from tax credits and tax-exempt income.

We provide additional information on items affecting our income taxes and effective tax rate in our 2012 Form 10-K under “Note 18—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, which we closed in 2007.

We recorded a loss from discontinued operations, net of tax, of $78 million and $102 million in the first quarter of 2013 and 2012, respectively. The variance in the loss from discontinued operations between the first quarter of 2013 and the first quarter of 2012 is attributable to the provision for mortgage representation and warranty losses. We recorded a total pre-tax provision for mortgage representation and warranty losses of $97 million in the first quarter of 2013, compared with a total pre-tax provision of $169 million in the first quarter of 2012. The portion of these amounts included in loss from discontinued operations totaled $107 million ($67 million net of tax) and $153 million ($97 million, net of tax) in the first quarter of 2013 and 2012, respectively.

We provide additional information on the provision for mortgage representation and warranty losses and the related reserve for potential representation and warranty claims in “Consolidated Balance Sheet Analysis—Potential Mortgage Representation and Warranty Liabilities” and “Note 14—Commitments, Contingencies and Guarantees.”

BUSINESS SEGMENT FINANCIAL PERFORMANCE

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management accounting and reporting process to derive our business segment results. Our internal management accounting and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and net fees are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched maturity method that takes into consideration market rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2012 Form 10-K.

We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on U.S. GAAP. There is no comprehensive, authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed basis presentation of our business segment results may not be comparable to similar information provided by other financial service companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP. See “Note 13—Business Segments” of this Report for a reconciliation of our total business segment results to our reported consolidated results.

Below we summarize our business segment results for the first quarter of 2013 and 2012 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of March 31, 2013, compared with December 31, 2012. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated net income from continuing operations of $686 million in the first quarter of 2013, an increase of $120 million, or 21%, from net income from continuing operations of $566 million in the first quarter of 2012. The primary sources of revenue for our Credit Card business are interest income and non-interest income from customers and interchange fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenses.

On February 1, 2013, we transferred the Best Buy loan portfolio, which had loan balances of approximately $7 billion as of the date of the transfer, to held for sale from held for investment. While the transfer of this portfolio reduced period-end loans held for investment for Domestic Card, the accounting for held for sale loans had a favorable impact on Domestic Card total net revenue and the provision for credit losses, as charge-offs of finance charges, fees and principal are reflected in the carrying value of loans classified as held for sale.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card, and displays selected key metrics for the periods indicated.

Table 7: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Change
Selected income statement data:
Net interest income(1)	$2,830	$1,992	42%
Non-interest income	821	598	37

Total net revenue(2)	3,651	2,590	41
Provision for credit losses	743	458	62
Non-interest expense(3)	1,848	1,268	46

Income from continuing operations before income taxes	1,060	864	23
Income tax provision	374	298	26

Income from continuing operations, net of tax	$686	$566	21%

Selected performance metrics:
Average loans held for investment(4)	$82,952	$62,432	33%
Average yield on loans held for investment(5)	15.16%	14.41%	75	bps
Total net revenue margin(6)	17.61	16.59	102
Net charge-offs	$922	$645	43%
Net charge-off rate(7)	4.45%	4.14%	31	bps
PCCR intangible amortization(3)	$116	$4	**	%
Purchase volume(8)	45,098	34,498	31

(Dollars in millions)	March 31, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(4)	$78,397	$91,755	(15)%
30+ days performing delinquency rate(9)	3.44%	3.61%	(17	)bps
30+ days delinquency rate(10)	3.53	3.69	(16)
30+ days delinquency rate (excluding acquired loans)(11)	3.54	3.70	(16)
Nonperforming loan rate(12)	0.12	0.11	1
Allowance for loan and lease losses	$3,494	$3,979	(12)%
Allowance coverage ratio(13)	4.46%	4.34%	12	bps

**	Change is less than one percent or not meaningful.
(1)	Includes premium amortization related to the 2012 U.S. card acquisition of $43 million in the first quarter of 2013.
(2)

We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $265 million and $123 million in the first quarter of 2013 and 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(3)

Includes PCCR intangible amortization expense of $116 million and $4 million in the first quarter of 2013 and 2012, respectively, of which $113 million in the first quarter of 2013 is attributable to the PCCR intangible asset of $2.2 billion recorded in connection with the closing on May 1, 2012 of the 2012 U.S. card acquisition.

(4)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(5)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. The transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the average yield for Total Credit Card of 97 basis points in the first quarter of 2013.

(6)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. The transfer of the Best Buy portfolio to held for sale resulted in an increase in the net revenue margin for Total Card of 112 basis points in the first quarter of 2013.

(7)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(8)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(9)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(10)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(11)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Summary of Selected Financial Data,” “Credit Risk Profile” and “Note 4—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(12)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming credit card loans generally include international card loans that are 90 or 120 days delinquent.

(13)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Credit Card business for the first quarter of 2013, compared with the first quarter of 2012, and changes in financial condition and credit performance between March 31, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income increased by $838 million, or 42%, in the first quarter of 2013 to $2.8 billion, attributable to the substantial increase in average loans held for investment resulting from the 2012 U.S. card acquisition in the second quarter of 2012 and higher average yields on loans held for investment. The increase in average loan yields was largely due to the transfer of the Best Buy loan portfolio, which generally had lower yields relative to our overall loan portfolio, to the held for sale category in the first quarter of 2013.

•

Non-Interest Income: Non-interest income increased by $223 million, or 37%, in the first quarter of 2013 to $821 million. The increase was primarily driven by higher net interchange fees generated from purchase volume growth and customer-related fees resulting from the addition of customer accounts associated with the 2012 U.S. card acquisition. Purchase volume increased by $10.6 billion, or 31%, in the first quarter of 2013. Excluding purchase volume attributable to loans from the 2012 U.S. card acquisition, purchase volume increased by approximately 5% in the first quarter of 2013.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business increased to $743 million in the first quarter of 2013, from $458 million in the first quarter of 2012. The increase in the provision was primarily driven by higher net charge-offs resulting from the addition of loans from the 2012 U.S. card acquisition, which more than offset the impact of an improving credit outlook . Although higher net charge-offs drove an increase in the provision for credit losses, we reduced the allowance related to our Credit Card business by $485 million in the first quarter of 2013 to $3.5 billion as of March 31, 2013. The reduction was attributable to the transfer of the Best Buy loan portfolio to held for sale, as well as an allowance release of $196 million. In comparison, our Credit Card business recorded an allowance release of $176 million in the first quarter of 2012.

•

Non-Interest Expense: Non-interest expense increased by $580 million, or 46%, in the first quarter of 2013 to $1.8 billion. The increase was largely due to higher operating expenses resulting from the 2012 U.S. card acquisition and the amortization of intangibles and other assets associated with the 2012 U.S. card acquisition, including PCCR intangible amortization expense of $113 million in the first quarter of 2013.

•

Loans Held for Investment: Period-end loans held for investment in our Credit Card business decreased by $13.4 billion, or 15%, in the first quarter of 2013, to $78.4 billion as of March 31, 2013. The decrease was due in part to the transfer of the Best Buy loan portfolio to the held for sale category. Excluding the transfer of the Best Buy loan portfolio of approximately $7 billion to held for sale, period-end loans held for investment decreased by $6.4 billion, or 7%, due in part to typical seasonally lower purchase volumes and higher pay downs in the first quarter of the year, the continued run-off of our installment loan portfolio, as well as the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate increased to 4.45% in the first quarter of 2013, from 4.14% in the first quarter of 2012. The increase was primarily driven by higher net charge-offs resulting from the addition of loans from the 2012 U.S. card acquisition. The 30+ day delinquency rate decreased to 3.53% as of March 31, 2013, from 3.69% as of December 31, 2012.

Domestic Card Business

Domestic Card generated net income from continuing operations of $644 million in the first quarter of 2013, an increase of $129 million, or 25%, from net income from continuing operations of $515 million in the first quarter of 2012. Domestic Card accounted for 90% of total net revenues for our Credit Card business in the first quarter of 2013, compared with 85% in the first quarter of 2012. Income attributable to Domestic Card represented 94% of income for our Credit Card business in the first quarter of 2013, compared with 91% in the first quarter of 2012.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Change
Selected income statement data:
Net interest income(1)	$2,556	$1,713	49%
Non-interest income	724	497	46

Total net revenue	3,280	2,210	48
Provision for credit losses	647	361	79
Non-interest expense(2)	1,633	1,052	55

Income from continuing operations before income taxes	1,000	797	25
Income tax provision	356	282	26

Income from continuing operations, net of tax	$644	$515	25%

Selected performance metrics:
Average loans held for investment(3)	$74,714	$54,131	38%
Average yield on loans held for investment(4)	15.07%	14.11%	96	bps
Total net revenue margin(5)	17.56	16.33	123
Net charge-offs	$827	$531	56%
Net charge-off rate(6)	4.43%	3.92%	51	bps
PCCR intangible amortization(2)	$116	$4	**	%
Purchase volume(7)	41,831	31,417	33

(Dollars in millions)	March 31, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(3)	$70,361	$83,141	(15)%
30+ days delinquency rate(8)	3.37%	3.61%	(24	)bps
30+ days delinquency rate (excluding acquired loans)(9)	3.38	3.62	(24)
Allowance for loan and lease losses	$3,057	$3,526	(13)%

**	Change is less than one percent or not meaningful.
(1)	Includes premium amortization related to the 2012 U.S. card acquisition of $43 million in the first quarter of 2013.
(2)

Includes amortization expense of $113 million in the first quarter of 2013 related to the PCCR intangible asset of $2.2 billion recorded in connection with the closing on May 1, 2012 of the 2012 U.S. card acquisition.

(3)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(4)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. The transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the average yield for Domestic Card of 107 basis points in the first quarter of 2013.

(5)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. The transfer of the Best Buy portfolio to held for sale resulted in an increase in the net revenue margin for Domestic Card of 123 basis points in the first quarter of 2013.

(6)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(7)

Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance transactions.

(8)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(9)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Summary of Selected Financial Data,” “Credit Risk Profile” and “Note 4—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The increase in Domestic Card net income from continuing operations in the first quarter of 2013, compared with the first quarter of 2012 reflected the impact of the following items: (i) an increase in net interest income and non-interest income, primarily attributable to the substantial increase in average loans held for investment, higher average loan yields and increased fees resulting from the 2012 U.S. card acquisition; (ii) an increase in the provision for credit losses, driven by higher net charge-offs resulting from the addition of loans from the 2012 U.S. card acquisition; and (iii) an increase in non-interest expense, also largely due to operating expenses related to the 2012 U.S. card acquisition as well as amortization of intangibles and other assets associated with the 2012 U.S. card acquisition.

International Card Business

International Card generated net income from continuing operations of $42 million in the first quarter of 2013, a decrease of $9 million, or 18%, from net income from continuing operations of $51 million in the first quarter of 2012. International Card accounted for 10% of total net revenues for our Credit Card business in the first quarter of 2013, compared with 15% in the first quarter of 2012. Income attributable to International Card represented 6% of income for our Credit Card business in the first quarter of 2013, compared with 9% in the first quarter of 2012. Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 7.2: International Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Change
Selected income statement data:
Net interest income	$274	$279	(2)%
Non-interest income	97	101	(4)

Total net revenue	371	380	(2)
Provision for credit losses	96	97	(1)
Non-interest expense	215	216	**

Income from continuing operations before income taxes	60	67	(10)
Income tax provision	18	16	13

Income from continuing operations, net of tax	$42	$51	(18)%

Selected performance metrics:
Average loans held for investment(1)	$8,238	$8,301	(1)%
Average yield on loans held for investment(2)	15.97%	16.38%	(41	)bps
Total net revenue margin(3)	18.01	18.31	(30)
Net charge-offs	$95	$114	(17)%
Net charge-off rate(4)	4.59%	5.52%	(93	)bps
Purchase volume(5)	$3,267	$3,081	6%

(Dollars in millions)	March 31, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(1)	$8,036	$8,614	(7)%
30+ days performing delinquency rate(6)	4.04%	3.58%	46	bps
30+ days delinquency rate(7)	4.93	4.49	44
Nonperforming loan rate(8)	1.13	1.16	(3)
Allowance for loan and lease losses	$437	$453	(4)%

**	Change is less than one percent or not meaningful.

(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category.
(4)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(5)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(6)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(7)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(8)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming credit card loans generally include international card loans that are 90 or 120 days delinquent.

The results for International Card in the first quarter of 2013 were comparable to the first quarter of 2012, as average loan balances, yields and expenses remained relatively stable.

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $383 million in the first quarter of 2013, an increase of $159 million, or 71%, from net income from continuing operations of $224 million in the first quarter of 2012. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services and communications and data processing technology expenses, as well as marketing expenditures.

On February 17, 2012, we acquired ING Direct, which resulted in the addition of loans with carrying value of $40.4 billion and deposits of $84.4 billion at acquisition. The substantial majority of the lending and retail deposit businesses acquired are reported in our Consumer Banking business; however, the results of our Consumer Banking business for the first quarter of 2012 reflect only a partial-quarter impact from the operations of ING Direct.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Change
Selected income statement data:
Net interest income	$1,478	$1,288	15%
Non-interest income	181	176	3

Total net revenue	1,659	1,464	13
Provision for credit losses	175	174	1
Non-interest expense	890	943	(6)

Income from continuing operations before income taxes	594	347	71
Income tax provision	211	123	72

Income from continuing operations, net of tax	$383	$224	71%

Selected performance metrics:
Average loans held for investment:(1)
Auto	$27,477	$22,582	22%
Home loan	43,023	29,502	46
Retail banking	3,786	4,179	(9)

Total consumer banking	$74,286	$56,263	32%

Average yield on loans held for investment(2)	5.93%	7.20%	(127	)bps
Average deposits	$171,089	$129,915	32%
Average deposit interest rate	0.64%	0.73%	(9	)bps
Core deposit intangible amortization	$37	$37	**	%
Net charge-offs	143	109	(31)
Net charge-off rate(3)	0.78%	0.77%	1	bps
Net charge-off rate (excluding acquired loans)(4)	1.47	1.29	18
Automobile loan originations	$3,789	$4,270	(11)%

(Dollars in millions)	March 31, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$27,940	$27,123	3%
Home loan	41,931	44,100	(5)
Retail banking	3,742	3,904	(4)

Total consumer banking	$73,613	$75,127	(2)%

30+ days performing delinquency rate(5)	2.24%	2.65%	(41	)bps
30+ days performing delinquency rate (excluding acquired loans)(4)	4.20	5.14	(94)
30+ days delinquency rate(6)	2.81	3.34	(53)
30+ days delinquency rate (excluding acquired loans)(4)	5.27	6.49	(122)
Nonperforming loans rate(7)	0.74	0.85	(11)
Nonperforming loans rate (excluding acquired loans)(4)	1.39	1.66	(27)
Nonperforming asset rate(8)	0.80	0.91	(11)
Nonperforming asset rate (excluding acquired loans)(4)	1.49	1.76	(27)
Allowance for loan and lease losses	$743	$711	5%
Allowance coverage ratio(9)	1.01%	0.95%	6	bps
Deposits	$172,605	$172,396	**	%
Loans serviced for others	14,869	15,333	(3)

**	Change is less than one percent or not meaningful.
(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of consumer banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $34.4 billion and $36.5 billion as of March 31, 2013 and December 31, 2012, respectively. The average balance of consumer banking loans held for investment, excluding the carrying value of acquired loans, was $39.2 billion and $33.7 billion in the first quarter of 2013 and 2012, respectively.

(2)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Credit Risk Profile” and “Note 4—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

(5)	Calculated by loan category by dividing 30+ days performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(6)	Calculated by loan category by dividing 30+ days delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(7)	Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment.
(8)	Calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category.
(9)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Consumer Banking business for the first quarter of 2013, compared with the first quarter of 2012, and changes in financial condition and credit performance between March 31, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income increased by $190 million, or 15%, in the first quarter of 2013 to $1.5 billion. The increase was primarily attributable to a significant increase in average loans held for investment due to the addition of home loans from the ING Direct acquisition and higher auto loan originations over the past twelve months, which was partially offset by the continued expected run-off of acquired home loans. The favorable impact of the increase in average loan balances more than offset the decrease in average loans yields due to the shift in the composition of our consumer loan portfolio from the addition of the acquired ING Direct loans, which generally had lower yields.

•	Non-Interest Income: Non-interest income increased slightly by $5 million, or 3%, in the first quarter 2013 to $181 million.

•

Provision for Credit Losses: The provision for credit losses related to our Consumer Banking business of $175 million in the first quarter of 2013, was comparable to the provision of $174 million in the first quarter of 2012, reflecting modestly higher auto loan charge-offs attributable to the continued high volume of auto loan originations, which was offset by an allowance release for our home loan portfolio. As discussed above under “Summary of Selected Financial Data,” the substantial majority of the ING Direct home loan portfolio is accounted for based on estimated cash flows expected to be collected over the life of the loans. Because the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition.

•

Non-Interest Expense: Non-interest expense decreased by $53 million, or 6%, in the first quarter of 2013 to $890 million. The decrease was largely due to the absence of ING Direct acquisition-related costs incurred in the first quarter of 2012, which was partially offset by increased expenses related to the growth in our auto loan portfolio.

•

Loans Held for Investment: Period-end loans held for investment in our Consumer Banking business declined by $1.5 billion, or 2%, in the first quarter of 2013, to $73.6 billion as of March 31, 2013, due to the continued expected run-off of acquired home loans, which was partially offset by higher period-end auto balances due to the continued high volume of auto loan originations.

•

Deposits: Period-end deposits in our Consumer Banking business of $172.6 billion as of March 31, 2013, remained relatively stable compared with period-end deposits of $172.4 billion as of December 31, 2012.

•

Charge-off and Delinquency Statistics: The reported net charge-off rate of 0.78% in the first quarter of 2013 was relatively unchanged from 0.77% in the first quarter of 2012. However, the 30+ day delinquency rate decreased to 2.81% as of March 31, 2013, from 3.34% as of December 31, 2012. As discussed above under “Summary of Selected Financial Data,” the addition of the ING Direct home loan portfolio affects our reported credit metrics, as the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred. Accordingly, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The overall improvement in delinquency rates reflects improved credit performance in our legacy consumer loan portfolios.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $203 million in the first quarter of 2013, a decrease of $7 million, or 3%, from net income from continuing operations of $210 million in the first quarter of 2012. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Because we have some affordable housing tax-related investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services and communications and data processing technology expenses, as well as marketing expenditures.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Change
Selected income statement data:
Net interest income	$454	$431	5%
Non-interest income	84	85	(1)

Total net revenue	538	516	4
Provision for credit losses	(35)	(69)	(49)
Non-interest expense	258	261	(1)

Income from continuing operations before income taxes	315	324	(3)
Income tax provision	112	114	(2)

Income from continuing operations, net of tax	$203	$210	(3)%

Selected performance metrics:
Average loans held for investment:(1)
Commercial and multifamily real estate	$17,454	$15,514	13%
Commercial and industrial	19,949	17,038	17

Total commercial lending	37,403	32,552	15
Small-ticket commercial real estate	1,173	1,480	(21)

Total commercial banking	$38,576	$34,032	13%

Average yield on loans held for investment(2)	3.91%	4.47%	(56	)bps
Average deposits	$30,335	$27,569	10%
Average deposit interest rate	0.28%	0.37%	(9	)bps
Core deposit intangible amortization	$7	$9	(22)%
Net charge-offs	7	16	(56)
Net charge-off rate(3)	0.07%	0.19%	(12	)bps
Net charge-off rate (excluding acquired loans)(3)	0.07	0.19	(12)

(Dollars in millions)	March 31, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$17,878	$17,732	1%
Commercial and industrial	20,127	19,892	1

Total commercial lending	38,005	37,624	1
Small-ticket commercial real estate	1,145	1,196	(4)

Total commercial banking	$39,150	$38,820	1%

Nonperforming loans rate(5)	0.71%	0.73%	(2	)bps
Nonperforming loans rate (excluding acquired loans)(4)	0.71	0.73	(2)
Nonperforming asset rate(6)	0.74	0.77	(3)
Nonperforming asset rate (excluding acquired loans)(4)	0.75	0.78	(3)
Allowance for loan and lease losses	$342	$433	(21)%
Allowance coverage ratio(7)	0.87%	1.12%	(25	)bps
Deposits	$30,275	$29,866	1%

**	Change is less than one percent or not meaningful.

(1)

Loans held for investment includes loans acquired in the ING Direct and Chevy Chase Bank acquisitions. The carrying value of commercial banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $323 million and $359 million as of March 31, 2013 and December 31, 2012, respectively. The average balance of commercial banking loans held for investment, excluding the carrying value of acquired loans, was $38.2 billion and $33.5 billion in the first quarter of 2013 and 2012, respectively.

(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)

Calculation of ratio adjusted to exclude from the denominator acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected. See “Summary of Selected Financial Data,” “Credit Risk Profile” and “Note 4—Loans—Credit Quality” for additional information on the impact of acquired loans on our credit quality metrics.

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

(6)	Calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category.
(7)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Commercial Banking business for the first quarter of 2013, compared with the first quarter of 2012, and changes in financial condition and credit performance between March 31, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income increased by $23 million, or 5%, in the first quarter of 2013 to $454 million. The increase was primarily driven by higher deposit balances and growth in commercial real estate and commercial and industrial loans.

•

Non-Interest Income: Non-interest income of $84 million in the first quarter of 2013 was relatively flat compared with non-interest income of $85 million in the first quarter of 2012, as lower revenues from investment banking activities were offset by increases in other customer fees.

•

Provision for Credit Losses: The Commercial Banking business recorded a negative provision for credit losses of $35 million in the first quarter of 2013, compared with a negative provision of $69 million in the first quarter of 2012. The negative provision for credit losses in the first quarter of 2013 reflected the continued improvement in the underlying credit performance of our commercial loan portfolio and the impact of a change in the process for estimating the combined allowance for loan losses and reserve for unfunded lending commitments for our commercial loan portfolio. This change in process resulted in a net increase in the combined allowance and reserve for unfunded lending commitments as of March 31, 2013. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Unfunded Lending Commitments—Commercial Loans” above for additional information on this change. The negative provision of $69 million in the first quarter of 2012 reflected improvement in underlying credit performance trends, which resulted in a release in the combined allowance and reserve of $85 million in the first quarter of 2012.

•	Non-Interest Expense: Non-interest expense of $258 million in the first quarter of 2013 remained relatively comparable to non-interest expense of $261 million in the first quarter of 2012.

•

Loans Held for Investment: Period-end loans held for investment in our Commercial Banking business increased by $330 million, or 1%, in the first quarter of 2013, to $39.2 billion as of March 31, 2013. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $409 million, or 1%, to $30.3 billion as of March 31, 2013, from $29.9 billion as of December 31, 2012, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off Statistics: The net charge-off rate decreased to 0.07% in the first quarter of 2013, from 0.19% in the first quarter of 2012. The nonperforming loan rate decreased to 0.71% as of March 31, 2013, from 0.73% as of December 31, 2012. The improvement in the credit metrics in our Commercial Banking business reflected a continued improvement in credit trends and strengthening of underlying collateral values, resulting in lower loss severities.

“Other” Category

Net loss from continuing operations recorded in Other was $128 million in the first quarter of 2013, compared with net income from continuing operations of $505 million in the first quarter of 2012. Other includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. The Other category also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; certain gains (losses) on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as acquisition and restructuring charges; provisions for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

Table 10: “Other” Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Change
Selected income statement data:
Net interest income (expense)	$(192)	$(297)	(35)%
Non-interest income	(105)	662	(116)

Total net revenue	(297)	365	(181)
Provision for credit losses	2	10	(80)
Non-interest expense	32	32	**

Income from continuing operations before income taxes	(331)	323	(202)
Income tax benefit	(203)	(182)	12

Income from continuing operations, net of tax	$(128)	$505	(125)%

**	Change is less than one percent or not meaningful.

The shift in the Other category to a net loss from continuing operations of $128 million in the first quarter of 2013, from net income from continuing operations of $505 million in the first quarter of 2012 was primarily due to the recognition of the bargain purchase gain of $594 million related to the ING Direct acquisition in the first quarter of 2012, which was partially offset by a derivative loss of $78 million recognized in the first quarter of 2012 related to the interest rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the expected ING Direct acquisition.

CONSOLIDATED BALANCE SHEET ANALYSIS AND CREDIT PERFORMANCE

Total assets of $300.2 billion as of March 31, 2013 decreased by $12.7 billion, or 4%, from $312.9 billion as of December 31, 2012. Total liabilities of $258.9 billion as of March 31, 2013, decreased by $13.5 billion, or 5%, from $272.4 billion as of December 31, 2012. Stockholders’ equity increased by $797 million in the first quarter of 2013, to $41.3 billion as of March 31, 2013. The increase in stockholders’ equity was primarily attributable to our net income of $1.1 billion in the first quarter of 2013.

Following is a discussion of material changes in the major components of our assets and liabilities in the first quarter of 2013. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our ability to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Investment Securities

Substantially all of our investment securities were classified as available for sale as of March 31, 2013 and December 31, 2012. Investment securities classified as available for sale are reported in our condensed consolidated balance sheets at fair value. Our investment securities portfolio, which had a fair value of $64.0 billion as of both March 31, 2013 and December 31, 2012, consisted primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities and other investments. Based on fair value, investments in U.S. Treasury, agency securities and other securities explicitly or implicitly guaranteed by the U.S. government represented 78% of our total investment securities available for sale as of March 31, 2013, compared with 77% as of December 31, 2012.

We had investment securities designated as held to maturity reported at amortized cost of $2 million and $9 million as of March 31, 2013 and December 31, 2012, respectively. These investment securities are included in other assets in our condensed consolidated balance sheets.

Table 11 presents the amortized cost and fair value for the major categories of our portfolio of investment securities available for sale as of March 31, 2013 and December 31, 2012.

Table 11: Investment Securities Available for Sale

	March 31, 2013		December 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$1,043	$1,046	$1,548	$1,552
U.S. agency debt obligations(1)	301	301	301	302
Corporate debt securities guaranteed by U.S. government agencies(2)	1,117	1,128	1,003	1,012
Residential mortgage-backed securities (“RMBS”):
Agency(3)	40,413	40,749	39,408	40,002
Non-agency	3,499	3,868	3,607	3,871

Total RMBS	43,912	44,617	43,015	43,873

Commercial mortgage-backed securities (“CMBS”):
Agency(3)	6,322	6,393	6,045	6,144
Non-agency	1,686	1,730	1,425	1,485

Total CMBS	8,008	8,123	7,470	7,629

Other asset-backed securities(4)	7,298	7,357	8,393	8,458
Other securities(5)	1,369	1,396	1,120	1,153

Total securities available for sale	$63,048	$63,968	$62,850	$63,979

(1)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $300 million as of both March 31, 2013 and December 31, 2012, and a fair value of $300 million and $302 million as of March 31, 2013 and December 31, 2012, respectively.

(2)	Consists of corporate debt securities guaranteed by U.S. government agencies, such as the Export-Import Bank of the United States.
(3)

Includes MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae, each of which individually exceeded 10% of our stockholders’ equity as of the end of each reported period. Fannie Mae MBS had an amortized cost of $24.8 billion and $22.9 billion as of March 31, 2013 and December 31, 2012, respectively, and a fair value of $25.0 billion and $23.2 billion as of March 31, 2013 and December 31, 2012, respectively. Freddie Mac MBS had an amortized cost of $12.6 billion as of both March 31, 2013 and December 31, 2012, and a fair value of $12.7 billion and $12.9 billion as of March 31, 2013 and December 31, 2012, respectively. Ginnie Mae MBS had an amortized cost of $9.0 billion and $9.9 billion as of March 31, 2013 and December 31, 2012, respectively, and a fair value of $9.1 billion and $10.0 billion as of March 31, 2013 and December 31, 2012, respectively.

(4)

The other asset-backed securities portfolio was collateralized by approximately 68% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 5% equipment loans and 2% of other assets as of March 31, 2013. In comparison, the distribution was approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 5% equipment loans, 2% commercial paper and 4% of other assets as of December 31, 2012. Approximately 88% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of March 31, 2013, compared with 82% as of December 31, 2012.

(5)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

Our portfolio of investment securities available for sale had a fair value of approximately $64.0 billion as of both March 31, 2013 and December 31, 2012. We had purchases during the quarter totaling approximately $6.0 billion, which were offset by pay downs and maturities of $4.9 billion, sales of $720 million and a decrease in fair value of $209 million.

Unrealized gains and losses on our portfolio of investment securities available for sale are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $1.2 billion and gross unrealized losses of $258 million on available-for sale securities as of March 31, 2013, compared with gross unrealized gains of $1.2 billion and gross unrealized losses of $120 million on available-for sale securities as of December 31, 2012. The increase in gross unrealized losses in the first quarter of 2013 was primarily driven by an increase in interest rates, which resulted in a decrease in fair value of certain securities. Of the $258 million in gross unrealized losses as of March 31, 2013, $29 million related to securities that had been in a loss position for 12 months or longer.

We provide information on OTTI losses recognized in earnings on our investment securities above under “Consolidated Results of Operations—Non-Interest Income.”

Credit Ratings

Our portfolio of investment securities available for sale continues to be concentrated in securities that generally have low credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and other government sponsored enterprises or agencies. Approximately 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of March 31, 2013 and December 31, 2012, while approximately 6% were below investment grade as of both March 31, 2013 and December 31, 2012. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other asset-backed securities and other securities in our portfolio as of March 31, 2013 and December 31, 2012.

Table 12: Non-Agency Investment Securities Credit Ratings

	March 31, 2013				December 31, 2012
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,499	—%	5%	95%	$3,607	—%	5%	95%
Non-agency CMBS	1,686	98	2	—	1,425	97	3	—
Other asset-backed securities	7,298	88	11	1	8,393	82	17	1
Other securities(1)	1,369	46	44	10	1,120	67	24	9

(1)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the CRA.

For additional information on our investment securities, see “Note 3—Investment Securities.”

Loans Held for Investment

Total loans that we manage consist of held-for-investment loans recorded on our consolidated balance sheets and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 13 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of March 31, 2013 and December 31, 2012.

Table 13: Net Loans Held for Investment

	March 31, 2013			December 31, 2012
(Dollars in millions)	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$78,397	$3,494	$74,903	$91,755	$3,979	$87,776
Consumer Banking	73,613	743	72,870	75,127	711	74,416
Commercial Banking	39,150	342	38,808	38,820	433	38,387
Other	173	27	146	187	33	154

Total	$191,333	$4,606	$186,727	$205,889	$5,156	$200,733

Period-end loans held for investment decreased by $14.6 billion, or 7%, in the first quarter of 2013, to $191.3 billion as of March 31, 2013. The decrease was due in part to the transfer of the loans in the Best Buy portfolio to the held for sale category. Excluding the transfer of the Best Buy portfolio of approximately $7 billion to held for sale, period-end loans held for investment decreased by approximately $7.6 billion, or 4%. This decrease reflected typical seasonally lower credit card purchase volumes and higher pay downs in the first quarter of the year, the continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, as well as the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition. The pay downs and run-off of card balances were partially offset by higher period-end auto balances due to the continued high volume of auto loan originations and strong loan originations in our commercial and industrial and commercial real estate loan portfolios.

We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile” and in “Note 4—Loans.”

Loans Held for Sale

Loans held for sale, which are carried at lower of cost or fair value, increased to $6.4 billion as of March 31, 2013, from $201 million as of December 31, 2012. The increase was due to the transfer of the Best Buy loan portfolio to held for sale from held for investment in the first quarter of 2013. At the time of the transfer, the portfolio had loan balances of approximately $7 billion. The Best Buy portfolio had outstanding loan balances of $6.3 billion as of March 31, 2013.

Customer Deposits

Our customer deposits have become our largest source of funding for our operations and asset growth, providing a sizeable and consistent source of low-cost funds. Total customer deposits of $212.4 billion as of March 31, 2013 were relatively unchanged from $212.5 billion as of December 31, 2012. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Borrowings due to securitization investors decreased by $352 million to $11.0 billion as of March 31, 2013, from $11.4 billion as of December 31, 2012. This decrease was attributable to the scheduled maturities of debt within our credit card securitization trusts, which was partially offset by the February 1, 2013 execution of our first credit securitization transaction since 2009 in which Capital One Multi-Asset Execution Trust issued $750 million of 3-year, AAA-rated fixed-rate notes from our credit card securitization trust.

Other Debt

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including junior subordinated debt and FHLB advances, but exclude securitized debt obligations, totaled $26.4 billion as of March 31, 2013, of which $12.2 billion represented short-term borrowings and $14.2 billion represented long-term debt. Other debt decreased $12.1 billion in the first quarter of 2013 from a total $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

During the first quarter, we exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due 2023 and cash of $209 million. The exchange was accounted for as a modification of debt.

In addition, other debt decreased as a result of our redemption of $3.65 billion of our junior subordinated debt on January 2, 2013 in connection with our redemption of our outstanding trust preferred securities. This decrease was partially offset by the issuance of $850 million in new unsecured senior bank notes. The remaining decrease was due to the maturities of short-term FHLB advances of $12.4 billion, which was partially offset by $3.8 billion of new FHLB borrowings during the quarter. We provide additional information on our borrowings in “Note 8—Deposits and Borrowings.”

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

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our condensed consolidated balance sheets as a component of other liabilities. The aggregate reserves for all three subsidiaries totaled $994 million as of March 31, 2013, compared with $899 million as of December 31, 2012, and $1.1 billion as of March 31, 2012.

The table below summarizes changes in our representation and warranty reserves in first quarter of 2013 and 2012, and for full year 2012.

Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended March 31,		Full Year 2012
(Dollars in millions)	2013	2012
Representation and warranty repurchase reserve, beginning of period(1)	$899	$943	$943
Provision for mortgage representation and warranty losses(2)	97	169	349
Net realized losses	(2)	(11)	(393)

Representation and warranty repurchase reserve, end of period(1)	$994	$1,101	$899

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our condensed consolidated statements of income as a component of non-interest income was negative $10 million in the first quarter of 2013, compared with expense of $16 million in the first quarter of 2012. The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of discontinued operations totaled $107 million and $153 million in the first quarter of 2013 and 2012, respectively.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2013, is approximately $2.7 billion, unchanged from our estimate of $2.7 billion as of December 31, 2012.

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies and Guarantees.”

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $2.8 billion and $401 million, respectively, as of March 31, 2013, and our maximum exposure to loss was $2.8 billion. We provide a discussion of our activities related to these VIEs in “Note 6—Variable Interest Entities and Securitizations.”

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

National banks also are subject to prompt corrective action capital regulations. Under prompt corrective action regulations, a bank is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6% (200 basis points higher than the above minimum capital standard), a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital reserve. A bank is considered to be adequately capitalized if it meets these minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies. We also disclose a Tier 1 common ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There is currently no mandated minimum or “well capitalized” standard for the Tier 1 common ratio; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common capital. In addition, we disclose a non-GAAP TCE ratio in “Summary of Selected Financial Data.” While the

Tier 1 common and TCE ratios are capital measures widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of these ratios in “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I.”

Table 15 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards; and the capital ratios of the Banks under the OCC’s capital adequacy standards as of March 31, 2013 and December 31, 2012.

Table 15: Capital Ratios Under Basel I(1)

	March 31, 2013			December 31, 2012
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:
Tier 1 common(2)	11.79%	N/A	N/A	10.96%	N/A	N/A
Tier 1 risk-based capital(3)	12.18	4.00%	6.00%	11.34	4.00%	6.00%
Total risk-based capital(4)	14.43	8.00	10.00	13.56	8.00	10.00
Tier 1 leverage(5)	9.15	4.00	N/A	8.66	4.00	N/A
Capital One Bank (USA) N.A. (“COBNA”):
Tier 1 risk-based capital(3)	11.91%	4.00%	6.00%	11.32%	4.00%	6.00%
Total risk-based capital(4)	15.43	8.00	10.00	14.74	8.00	10.00
Tier 1 leverage(5)	10.16	4.00	5.00	10.43	4.00	5.00
Capital One, N.A. (“CONA”):
Tier 1 risk-based capital(3)	13.45%	4.00%	6.00%	13.59%	4.00%	6.00%
Total risk-based capital(4)	14.60	8.00	10.00	14.85	8.00	10.00
Tier 1 leverage(5)	9.01	4.00	5.00	9.15	4.00	5.00

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.”
(2)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(3)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(5)	Tier 1 leverage ratio is calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

Our Tier 1 common ratio, as calculated under Basel I, increased to 11.79% as of March 31, 2013, up from 10.96% as of December 31, 2012. The increase in our Tier 1 common ratio reflected strong internal capital generation from earnings. We exceeded minimum capital requirements and would meet the “well capitalized” ratio levels specified under prompt corrective action for Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage under Federal Reserve capital standards for bank holding companies as of both March 31, 2013 and December 31, 2012. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of both March 31, 2013 and December 31, 2012.

Recent Developments in Capital Requirements

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

In January 2013 we submitted our capital plan to the Board of Governors of the Federal Reserve as part of the 2013 Comprehensive Capital Analysis and Review (“CCAR”). On March 14, 2013, we were informed by the Board of Governors of the Federal Reserve that it had completed its review under the CCAR process and that it did not object to our proposed capital distribution plans submitted pursuant to CCAR.

Dividends

On May 2, 2013, our Board of Directors approved an increase in our quarterly common stock dividend per share from $0.05 per share to $0.30 per share, payable May 23, 2013 to stockholders of record as of May 13, 2013. The Board of Directors also declared a quarterly dividend on the outstanding shares of our 6.00% fixed rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”). Each outstanding share of the Series B Preferred Stock is represented by depository shares, each representing a 1/40th interest in a share of Series B Preferred Stock. The dividend of $15.00 per share (equivalent to $0.375 per outstanding depository share) will be paid on June 3, 2013 to stockholders of record at the close of business on May 17, 2013.

On January 31, 2013, our Board of Directors declared a quarterly common stock dividend of $0.05 per share, which was payable on February 22, 2013 to stockholders of record as of February 11, 2013, and a quarterly dividend on the outstanding Series B Preferred Stock. The dividend of $15.00 per share (equivalent to $0.375 per outstanding depository share) was paid on March 1, 2013 to stockholders of record at the close of business on February 14, 2013.

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Funds available for dividend payments from COBNA and CONA were $4.3 billion and $791 million, respectively, as of March 31, 2013. There can be no assurance that we will declare and pay any dividends. For additional information on dividends, see “Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds” in our 2012 Form 10-K.

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

We use a consistent risk management framework to manage risk. This framework applies at all levels, from the development of the Enterprise Risk Management Program itself to the tactical operations of the front-line business team. We are continuing to make changes to our risk management framework as we enhance our enterprise-wide compliance risk management programs, including further expanding the “Three Lines of Defense” model referenced under the “Risk Management Principles” set forth under “MD&A—Risk Management—Risk Management Principles” in our 2012 Form 10-K. Our risk management framework, which is built around governance, processes and people, currently consists of the following six key elements:

•	Objective Setting
•	Risk Assessment
•	Control Activities
•	Communication and Information
•	Program Monitoring
•	Organization and Culture

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2012 Form 10-K.

CREDIT RISK PROFILE

Our loan portfolio accounts for the substantial majority of our credit risk exposure. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.

We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, foreign exchange transactions and deposit overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheet Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”

Loan Portfolio Composition

We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial loans. For information on our lending policies and procedures, including our underwriting criteria, for our primary loan products, please refer to the “MD&A—Credit Risk Profile” section in our 2012 Form 10-K.

Total loans that we manage consist of held-for-investment loans recorded on our balance sheet and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets under restricted loans for securitization investors. Table 16 presents the composition of our total loan portfolio, by business segments, as of March 31, 2013 and December 31, 2012. Table 16 also displays acquired loans accounted for based on estimated cash flows expected to be collected, which consists of a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions. For additional information on the accounting for acquired loans, see “MD&A—Credit Risk Profile—Loan Portfolio Composition—Loans Acquired” and “Note 1—Summary of Significant Accounting Policies—Loan” in our 2012 Form 10-K. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $6.4 billion and $201 million as of March 31, 2013 and December 31, 2012, respectively.

Table 16: Loan Portfolio Composition(1)

	March 31, 2013				December 31, 2012
(Dollars in millions)	Loans	Acquired Loans(2)	Total(4)	% of Total	Loans	Acquired Loans(2)	Total(4)	% of Total
Credit Card business:
Credit card loans:
Domestic credit card loans	$69,531	$191	$69,722	36.4%	$82,058	$270	$82,328	40.0%
International credit card loans	8,036	—	8,036	4.2	8,614	—	8,614	4.2

Total credit card loans	77,567	191	77,758	40.6	90,672	270	90,942	44.2

Installment loans:
Domestic installment loans	626	13	639	0.3	795	18	813	0.4

Total credit card	78,193	204	78,397	41.0	91,467	288	91,755	44.6

Consumer Banking business:
Auto	27,927	13	27,940	14.6	27,106	17	27,123	13.2
Home loan	7,605	34,326	41,931	21.9	7,697	36,403	44,100	21.4
Other retail	3,704	38	3,742	2.0	3,870	34	3,904	1.9

Total consumer banking	39,236	34,377	73,613	38.5	38,673	36,454	75,127	36.5

Commercial Banking business:(3)
Commercial and multifamily real estate	17,769	109	17,878	9.3	17,605	127	17,732	8.6
Commercial and industrial	19,913	214	20,127	10.5	19,660	232	19,892	9.7

Total commercial lending	37,682	323	38,005	19.9	37,265	359	37,624	18.3

Small-ticket commercial real estate	1,145	—	1,145	0.6	1,196	—	1,196	0.5

Total commercial banking	38,827	323	39,150	20.5	38,461	359	38,820	18.8

Other:
Other loans	134	39	173	0.1	154	33	187	0.1

Total loans held for investment	$156,390	$34,943	$191,333	100.0%	$168,755	$37,134	$205,889	100.0%

(1)	Excludes loans held for sale of $6.4 billion and $201 million as of March 31, 2013 and December 31, 2012, respectively.
(2)

Consists of acquired loans accounted for based on estimated cash flows expected to be collected. See “Note 1—Summary of Significant Accounting Policies” in our 2012 Form 10-K and “Note 4—Loans” in this Report for additional information.

(3)	Includes construction loans and land development loans totaling $2.1 billion as of both March 31, 2013 and December 31, 2012.
(4)	We had a net unamortized premium on purchased loans of $397 million and $461 million as of March 31, 2013 and December 31, 2012, respectively.

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

As noted above, our Credit Card business accounted for $78.4 billion, or 41%, of our total loan portfolio as of March 31, 2013, with Domestic Card accounting for $70.4 billion, or 37%, of our total loan portfolio as of March 31, 2013. In comparison, our Credit Card business accounted for $91.8 billion, or 45%, of our total loan portfolio as of December 31, 2012, with Domestic Card accounting for $83.1 billion, or 40%, of our total loan portfolio as of December 31, 2012. Based on our most recent data, we estimate that approximately one-third of our Domestic Card portfolio had credit scores less than 660 or no score, based on loan balances, as of March 31, 2013, relatively consistent with the proportion of the Domestic Card portfolio with credit scores below 660 or no score as of December 31, 2012. For loans related to the 2012 U.S. card acquisition and certain other partnerships, data is obtained on a lagged basis.

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

See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2012 Form 10-K for information on our accounting policies for delinquent, nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 17 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of March 31, 2013 and December 31, 2012. Table 17 also presents these metrics adjusted to exclude from the denominator acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

Our 30+ day delinquency metrics include all held-for-investment loans that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due and that are also currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are generally the same for credit card loans, as we continue to classify the substantial majority of credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies—Loans” in our 2012 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

Table 17: 30+ days Delinquencies

	March 31, 2013						December 31, 2012
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$2,374	3.37%	3.38%	$2,374	3.37%	3.38%	$3,001	3.61%	3.62%	$3,001	3.61%	3.62%
International credit card	325	4.04	4.04	396	4.93	4.93	308	3.58	3.58	387	4.49	4.49

Total credit card	2,699	3.44	3.45	2,770	3.53	3.54	3,309	3.61	3.62	3,388	3.69	3.70

Consumer Banking business:
Automobile	1,560	5.58	5.59	1,655	5.92	5.93	1,900	7.00	7.01	2,049	7.55	7.56
Home loan	57	0.14	0.75	352	0.84	4.63	59	0.13	0.77	380	0.86	4.94
Retail banking	32	0.83	0.84	59	1.58	1.59	30	0.76	0.77	81	2.07	2.09

Total consumer banking	1,649	2.24	4.20	2,066	2.81	5.27	1,989	2.65	5.14	2,510	3.34	6.49

Commercial Banking business:
Commercial and multifamily real estate	107	0.60	0.60	207	1.16	1.17	140	0.79	0.79	248	1.40	1.41
Commercial and industrial	57	0.28	0.29	122	0.60	0.61	73	0.37	0.37	135	0.68	0.69

Total commercial lending	164	0.43	0.43	329	0.87	0.87	213	0.57	0.57	383	1.02	1.03

Small-ticket commercial real estate	18	1.56	1.56	42	3.68	3.68	33	2.74	2.74	43	3.60	3.60

Total commercial banking	182	0.46	0.47	371	0.95	0.96	246	0.63	0.64	426	1.10	1.11

Other:
Other loans	8	4.75	6.09	29	16.54	21.22	11	5.72	6.95	36	19.25	23.38

Total	$4,538	2.37%	2.90%	$5,236	2.74%	3.35%	$5,555	2.70%	3.29%	$6,360	3.09%	3.77%

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.

Table 18 presents an aging of 30+ days delinquent loans included in the above table.

Table 18: Aging and Geography of 30+ Days Delinquent Loans

	March 31, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$191,333	100.0%	$205,889	100.0%

Delinquency status:
30 – 59 days	$2,241	1.17%	$2,664	1.29%
60 – 89 days	1,079	0.57	1,440	0.70
90 + days	1,916	1.00	2,256	1.10

Total	$5,236	2.74%	$6,360	3.09%

Geographic region:
Domestic	$4,840	2.53%	$5,973	2.90%
International	396	0.21	387	0.19

Total	$5,236	2.74%	$6,360	3.09%

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total held-for-investment loan portfolio, including acquired loans.

Table 19 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of March 31, 2013 and December 31, 2012. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 19: 90+ Days Delinquent Loans Accruing Interest

	March 31, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card	$1,275	1.63%	$1,510	1.65%
Consumer	1	0.00	1	0.00
Commercial	33	0.08	16	0.04

Total	$1,309	0.68%	$1,527	0.74%

Geographic region:(2)
Domestic	$1,205	0.63%	$1,427	0.69%
International	104	0.05	100	0.05

Total	$1,309	0.68%	$1,527	0.74%

(1)

Delinquency rates are calculated by loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)	Calculated by dividing loans in each geographic region as of the end of the period by the total loan portfolio.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and foreclosed property and repossessed assets. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. We separately track and report acquired loans accounted for based on expected cash flows and disclose our delinquency and nonperforming loan rates with and without acquired loans. See “Note 1—Summary of Significant Accounting Policies—Loans” in our 2012 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

Table 20 presents comparative information on nonperforming loans, by loan category, as of March 31, 2013 and December 31, 2012, and the ratio of nonperforming loans to our total loans. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.

Table 20: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	March 31, 2013(3)		December 31, 2012
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Credit card business:
International credit card	$90	1.13%	$100	1.16%

Total credit card	90	0.12	100	0.11

Consumer Banking business:
Auto	95	0.34	149	0.55
Home loan	403	0.96	422	0.96
Retail banking	46	1.23	71	1.82

Total consumer banking	544	0.74	642	0.85

Commercial Banking business:
Commercial and multifamily real estate	127	0.71	137	0.77
Commercial and industrial	122	0.60	133	0.67

Total commercial lending	249	0.66	270	0.72
Small-ticket commercial real estate	28	2.41	12	0.97

Total commercial banking	277	0.71	282	0.73

Other:
Other loans	25	14.42	30	15.85

Total nonperforming loans held for investment(4)	$936	0.49%	$1,054	0.51%

Other nonperforming assets:
Foreclosed property(5)	$198	0.10%	$204	0.10%
Repossessed assets	18	0.01	22	0.01

Total other nonperforming assets	216	0.11	226	0.11

Total nonperforming assets	$1,152	0.60%	$1,280	0.62%

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

(2)

The nonperforming loan ratio, excluding acquired loans from the denominator, for home loan, retail banking, total consumer banking, commercial and multifamily real estate, commercial and industrial, total commercial banking and total nonperforming loans held for investment was 5.30%, 1.24%, 1.39%, 0.72%, 0.61%, 0.71% and 0.60%, respectively, as of March 31, 2013, compared with 5.48%, 1.83%, 1.66%, 0.78%, 0.68%, 0.73% and 0.62%, respectively, as of December 31, 2012. The nonperforming asset ratio, excluding acquired loans from the denominator, was 0.74% and 0.76% as of March 31, 2013 and December 31, 2012, respectively.

(3)

We recognized interest income for loans classified as nonperforming of $10 million and $12 million in the first quarter of 2013 and 2012, respectively. Interest income foregone related to nonperforming loans was $22 million in the first quarter of both 2013 and 2012. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 0.83% and 0.92% as of March 31, 2013 and December 31, 2012, respectively.
(5)	Includes foreclosed properties related to acquired loans of $157 million and $167 million as of March 31, 2013 and December 31, 2012, respectively.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies—Loans” in our 2012 Form 10-K for information on our charge-off policy for each of our loan categories.

Table 21 presents our net charge-off amounts and rates, by business segment, in the first quarter of 2013 and 2012. We provide information on charge-off amounts by loan category below in Table 23.

Table 21: Net Charge-Offs

	Three Months Ended March 31,
	2013			2012
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit card	$922	4.45%	4.46%	$645	4.14%	4.14%
Consumer banking	143	0.78	1.47	109	0.77	1.29
Commercial banking	7	0.07	0.07	16	0.19	0.19
Other	7	14.53	18.47	10	23.30	23.30

Total	$1,079	2.20%	2.69%	$780	2.04%	2.40%

Average loans held for investment	$195,997			$152,900
Average loans held for investment (excluding acquired loans)	160,291			129,833

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.

Loan Modifications and Restructurings

As part of our customer retention efforts, we may modify loans for certain borrowers who have demonstrated performance under the previous terms. As part of our loss mitigation efforts, we may make loan modifications to a borrower experiencing financial difficulty that are intended to minimize our economic loss and avoid the need for foreclosure or repossession of collateral. We may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to improve the long-term collectability of the loan. Our most common types of modifications include a reduction in the borrower’s monthly or quarterly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. These modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. In limited cases, we may curtail the amount of principal owed by the borrower. Loan modifications in which a concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs. We also classify loan modifications that involve a trial period as TDRs.

Table 22 presents the loan balances as of March 31, 2013 and December 31, 2012 of loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 22 excludes loan modifications that do not meet the definition of a TDR and acquired loans accounted for based on expected cash flows, which we track and report separately.

Table 22: Loan Modifications and Restructurings

	March 31, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$839	47.4%	$873	48.7%
Auto	326	18.5	328	18.3
Home loan	168	9.5	145	8.1
Retail banking	59	3.3	65	3.6
Commercial banking	377	21.3	383	21.3

Total	$1,769	100%	$1,794	100.0%

Status of modified and restructured loans:
Performing	$1,344	76.0%	$1,419	79.1%
Nonperforming	425	24.0	375	20.9

Total	$1,769	100%	$1,794	100.0%

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

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

We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 4—Loans.”

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

Impaired loans, including TDRs, totaled $2.0 billion as of both March 31, 2013 and December 31, 2012. TDRs accounted for $1.8 billion of impaired loans as of both March 31, 2013 and December 31, 2012. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held-for-investment portfolio as of each balance sheet date. We do not maintain an allowance for held-for-sale loans or acquired loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. See “Note 1—Summary of Significant Accounting Policies—Allowance for Loan and Lease Losses” in our 2012 Form 10-K for information on the methodology for determining our allowance for loan and lease losses for each of our loan categories.

Table 23 displays changes in our allowance for loan and lease losses in the first quarter of 2013 and 2012, details, by loan type, the provision for credit losses recognized in our consolidated statements of income each period and charge-offs recorded against the allowance for loan and lease losses.

Table 23: Allowance for Loan and Lease Losses Activity

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Balance at beginning of period, as reported	$5,156	$4,250
Provision for credit losses(1) (2)	835	579
Charge-offs:
Credit Card business:(3)
Domestic credit card and installment loans	(1,119)	(788)
International credit card	(143)	(167)

Total credit card	(1,262)	(955)

Consumer Banking business:
Auto	(182)	(140)
Home loan	(7)	(24)
Retail banking	(25)	(20)

Total consumer banking	(214)	(184)

Commercial Banking business:
Commercial and multifamily real estate	(2)	(9)
Commercial and industrial	(4)	(11)

Total commercial lending	(6)	(20)
Small-ticket commercial real estate	(6)	(16)

Total commercial banking	(12)	(36)
Other loans	(8)	(11)

Total charge-offs	(1,496)	(1,186)

Recoveries:
Credit Card business:
Domestic credit card and installment loans	292	257
International credit card	48	52

Total credit card	340	309

Consumer Banking business:
Auto	60	61
Home loan	3	9
Retail banking	8	6

Total consumer banking	71	76

Commercial Banking business:
Commercial and multifamily real estate	1	5
Commercial and industrial	2	14

Total commercial lending	3	19
Small-ticket commercial real estate	2	1

Total commercial banking	5	20

Other loans	1	1

Total recoveries	417	406

Net charge-offs	(1,079)	(780)
Impact of loan transfers, sales and other changes(2)	(306)	11

Balance at end of period	$4,606	$4,060

Allowance for loan and lease losses as a percentage of loans held for investment	2.41%	2.34%

(1)

The total provision for credit losses reported in our consolidated statements of income of $885 million and $573 million in the first quarter of 2013 and 2012, respectively, consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The provision for credit losses reported in the above table relates only to the provision for loan and lease losses. It does not include the provision for unfunded lending commitments of $50 million in the first quarter of 2013 and the negative provision for unfunded lending commitments of $6 million in the first quarter of 2012.

(2)

Consists of a reduction in the allowance of $289 million, which was attributable to the transfer of the Best Buy loan portfolio to held for sale from held for investment in the first quarter of 2013, and a foreign translation gain of $17 million as of March 31, 2013. Consists of a foreign translation loss of $11 million as of March 31, 2012.

Table 24 presents an allocation of our allowance for loan and lease losses by loan category as of March 31, 2013 and December 31, 2012.

Table 24: Allocation of the Allowance for Loan and Lease Losses

	March 31, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total HFI Loans(1)	Amount	% of Total HFI Loans(1)
Credit Card business:
Domestic credit card and installment loans	$3,057	4.34%	$3,526	4.24%
International credit card	437	5.44	453	5.26

Total credit card	3,494	4.46	3,979	4.34

Consumer Banking business:
Auto	528	1.89	486	1.79
Home loan	103	0.25	113	0.26
Retail banking	112	2.99	112	2.87

Total consumer banking	743	1.01	711	0.95

Commercial Banking business:
Commercial and multifamily real estate	140	0.78	239	1.35
Commercial and industrial	145	0.72	116	0.58

Total commercial lending	285	0.75	355	0.94
Small-ticket commercial real estate	57	4.98	78	6.52

Total commercial banking	342	0.87	433	1.12

Other loans	27	15.61	33	17.65

Total	$4,606	2.41%	$5,156	2.50%

Total allowance coverage ratios:
Period-end loans held for investment	$191,333	2.41%	$205,889	2.50%
Period-end loans held for investment (excluding acquired loans)	156,390	2.95	168,755	3.02
Nonperforming loans(2)	936	492.09	1,054	489.18
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,770	126.14%	$3,388	117.44%
Consumer banking (30 + day delinquent loans)	2,066	35.96	2,510	28.33
Commercial banking (nonperforming loans)	277	123.47	282	153.55

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

As permitted by regulatory guidance issued by the FFIEC, our policy is generally not to classify domestic credit card loans as nonperforming. We generally accrue interest on domestic credit card loans through the date of charge-off, which is typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 118.80% as of March 31, 2013 and 111.67% as of December 31, 2012.

Our allowance decreased by $550 million to $4.6 billion as of March 31, 2013, from $5.2 billion as of December 31, 2012. The reduction reflected an allowance reversal of $289 million related to the Best Buy loan portfolio transferred to held for sale and an allowance release of $261 million. The allowance coverage ratio declined to 2.41% as of March 31, 2013, from 2.50% as of December 31, 2012, due in part to an improved credit outlook.

LIQUIDITY RISK PROFILE

We have established liquidity guidelines that are intended to ensure that we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents and unencumbered investment securities available for sale.

Table 25 below presents the composition of our liquidity reserves as of March 31, 2013 and December 31, 2012.

Table 25: Liquidity Reserves

(Dollars in millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$6,746	$11,058
Investment securities available for sale(1)	63,968	63,979
Less: Pledged investment securities available for sale	(11,515)	(13,811)

Unencumbered investment securities available for sale	52,453	50,168

Total liquidity reserves	$59,199	$61,226

(1)	The weighted average life of our available-for-sale securities was approximately 5.2 and 4.3 years as of March 31, 2013 and December 31, 2012, respectively.

See “MD&A—Risk Management” in our 2012 Form 10-K for additional information on our management of liquidity risk.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and, loan securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs.

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 26 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for the first quarter of 2013 and full year 2012.

Table 26: Deposit Composition and Average Deposit Rates

	Three Months Ended March 31, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$21,317	$20,943	N/A	9.9%	N/A
Negotiable order of withdrawal (“NOW”) accounts	43,290	42,213	$64	20.0	0.61%
Money market deposit accounts	104,415	104,085	163	49.2	0.63
Savings accounts	27,765	27,902	16	13.2	0.23
Other consumer time deposits	10,053	10,658	50	5.0	1.88

Total core deposits	206,840	205,801	293	97.3	0.57
Public fund certificates of deposit of $100,000 or more	48	51	—	—	—
Certificates of deposit of $100,000 or more	4,275	4,344	32	2.1	2.95
Foreign time deposits	1,247	1,359	1	0.6	0.29

Total customer deposits	$212,410	$211,555	$326	100.0%	0.62%

	Twelve Months Ended December 31, 2012
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,467	$19,741	N/A	9.7%	N/A
Negotiable order of withdrawal (“NOW”) accounts	40,591	34,179	$212	16.8	0.62%
Money market deposit accounts	104,540	99,734	684	49.1	0.69
Savings accounts	28,285	30,457	101	15.0	0.33
Other consumer time deposits	11,028	12,762	258	6.4	2.02

Total core deposits	206,911	196,873	1,255	97.0	0.64
Public fund certificates of deposit of $100,000 or more	51	70	—	—	—
Certificates of deposit of $100,000 or more	4,444	4,806	144	2.4	3.00
Foreign time deposits	1,079	1,305	4	0.6	0.31

Total customer deposits	$212,485	$203,054	$1,403	100.0%	0.69%

Total customer deposits of $212.4 billion as of March 31, 2013 were relatively unchanged from $212.5 billion as of December 31, 2012. Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are reported in money market deposit accounts and other consumer time deposits in the above table. Brokered deposits totaled $9.3 billion, or 4% of total deposits, as of March 31, 2013. Brokered deposits totaled $10.0 billion, or 5% of total deposits, as of December 31, 2012.

The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both March 31, 2013 and December 31, 2012, and therefore permitted to maintain brokered deposits. We expect to replace maturing brokered deposits with new brokered deposits or other sources of funding, which may include branch or direct deposits.

Other Funding Sources

We also access the capital markets to meet our funding needs through the use of federal funds purchased and securities loaned or sold under agreements to repurchase, the issuance of senior and subordinated notes and loan securitization transactions. We regularly participate in the federal funds market daily to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in a time of need. We expect monthly fluctuations in our borrowings, as borrowing amounts are highly dependent on the cash positions of our counterparties. In addition, we may utilize short-term as well as long-term FHLB advances for our funding needs. FHLB advances are secured by certain of our loan portfolios and investment securities.

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including junior subordinated debt and FHLB advances, but exclude securitized debt obligations, totaled $26.4 billion as of March 31, 2013, of which $12.2 billion represented short-term borrowings and $14.2 billion represented long-term debt. Other debt decreased $12.1 billion in the first quarter of 2013 from a total $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

In the first quarter of 2013, we exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due in 2023 and $209 million in cash. The exchange was accounted for as a modification of debt.

In addition, other debt decreased as a result of our redemption of $3.65 billion of our junior subordinated debt on January 2, 2013 in connection with our redemption of our outstanding trust preferred securities. This decrease was partially offset by the issuance of $850 million in new unsecured senior bank notes. The remaining decrease was due to the maturities of short-term FHLB advances of $12.4 billion, which was partially offset by $3.8 billion of new FHLB borrowings during the quarter.

Table 27 provides information on short-term borrowings, which consist of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Our short-term borrowings typically have not represented a significant portion of our overall funding.

Table 27: Short-Term Borrowings

	Three Months Ended March 31,
	2013			2012
(Dollars in millions)	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount
Average during the period:
Federal funds purchased and resale agreements	$1,109	0.18%	$1,797	$1,335	0.13%	$1,228
FHLB advances	15,647	0.27	16,600	3,508	0.16	4,500

Total short-term borrowings	$16,756	0.26%		$4,843	0.15%

	March 31, 2013		December 31, 2012
(Dollars in millions)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Period-end balance:
Federal funds purchased and resale agreements	$855	0.31%	$1,248	0.28%
FHLB advances	11,301	0.27	19,900	0.27

Total short-term borrowings	$12,156	0.27%	$21,148	0.27%

Table 28 displays the maturity profile, based on contractual maturities, of our securitized debt obligations and other debt as of March 31, 2013.

Table 28: Contractual Maturity Profile of Outstanding Debt

	March 31, 2013
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$855	$—	$—	$—	$—	$—	$855
FHLB advances	11,301	—	—	—	—	—	11,301

Total short-term borrowings	12,156	—	—	—	—	—	12,156

Long-term debt:
Securitized debt obligations	3,028	1,598	1,657	2,678	1,837	248	11,046
Senior and subordinated notes:
Unsecured senior debt	2,588	1,661	2,000	252	2,126	1,298	9,925
Unsecured subordinated debt	606	—	—	1,162	—	1,562	3,330

Total senior and subordinated notes	3,194	1,661	2,000	1,414	2,126	2,860	13,255

Other long-term borrowings:
FHLB advances	32	931	18	20	25	9	1,035

Total long-term debt(1)	6,254	4,190	3,675	4,112	3,988	3,117	25,336

Total short-term borrowings and long-term debt	$18,410	$4,190	$3,675	$4,112	$3,988	$3,117	$37,492

Percentage of total	49%	11%	10%	11%	11%	8%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $254 million as of March 31, 2013.

We provide additional information on our short-term borrowings and long-term debt in “Note 8—Deposits and Borrowings.”

Borrowing Capacity

Under our shelf registration filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2012, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions. Our current shelf registration will expire three years from the filing date.

In addition to issuance capacity under the shelf registration statement, we also have access to FHLB Advances with a maximum borrowing capacity of $39.6 billion as of March 31, 2013. This borrowing capacity was secured by posting $32.0 billion of loans and $7.6 billion of securities as collateral. We had $12.6 billion outstanding as of March 31, 2013, and $27.0 billion still available to us to borrow against under this program. This funding source is non-revolving and funding availability is subject to market conditions. Our FHLB membership and borrowings are secured by our investment in FHLB stock, which totaled $819 million and $1.3 billion as of March 31, 2013 and December 31, 2012, respectively.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 29 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2013 and December 31, 2012.

Table 29: Senior Unsecured Debt Credit Ratings

	March 31, 2013			December 31, 2012
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of April 30, 2013, Moody’s and Fitch had us on a stable outlook, while S&P had us on negative outlook.

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

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. We are exposed to changes in foreign exchange rates, which may impact the earnings of our foreign operations. We monitor and manage our material foreign currency denominated transactions and exposures through the use of derivatives to limit our earnings sensitivity exposure to foreign exchange risk. The estimated reduction in our 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% probability was less than 2.0% as of March 31, 2013 and December 31, 2012. The precision of this estimate is limited due to the inherent uncertainty of the underlying forecast assumptions.

Market Risk Management

We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, changing the maturity and re-pricing characteristics of our various assets and liabilities. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current asset/liability management policy includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $59.6 billion as of March 31, 2013, compared with $57.8 billion as of December 31, 2012.

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

We consider the impact on both earnings and economic value of equity in measuring and managing our interest rate risk. In December 2008, the federal funds rate was lowered to near zero and it has remained in a target range of zero to 0.25%. In 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease, except in scenarios where a 50 basis point decline would result in a rate less than 0% (in which case we assume a rate scenario of 0%), in response to the low rate environment because a scenario where interest rates would decline by 200 basis points was not plausible. Below we discuss the assumptions used in calculating each of these measures.

Earnings Sensitivity

Our earnings sensitivity measure estimates the impact on our projected 12-month base-line adjusted net interest income resulting from movements in interest rates. Adjusted net interest income consists of net interest income adjusted to include changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. We recently revised two assumptions used to calculate our earnings sensitivity measures. First, in addition to our existing assets and liabilities, we now incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. We previously based our earnings sensitivity measure on the anticipated run-off of our existing assets and liabilities. Second, we revised the interest rate scenario used to measure and evaluate the impact on the baseline forecast to assess our earnings sensitivity. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume an instantaneous plus or minus 200 basis point shock, with the lower rate scenario limited to zero as described above. We previously assumed a hypothetical gradual increase or decrease of 200 basis points relative to implied forward rates over the next twelve months with the lower rate scenario limited as discussed above.

Economic Value of Equity

Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measures are calculated based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates.

Table 30 shows the estimated percentage impact on our projected base-line adjusted net interest income and economic value of equity, calculated under the hypothetical interest rate scenarios described above, as of March 31, 2013 and December 31, 2012. We will continue to factor into our interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios, for our sensitivity measures.

Table 30: Interest Rate Sensitivity Analysis

(Dollars in millions)	March 31, 2013	December 31, 2012
Impact on projected base-line adjusted net interest income:
+200 basis points	2.3%	2.7%
–50 basis points	(1.6)	(1.7)
Impact on economic value of equity:
+200 basis points	(3.7)	(3.1)
–50 basis points	(0.6)	(1.4)

Our interest rate sensitivity measures reflect that we became less asset sensitive between December 31, 2012 and March 31, 2013. Our projected net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of March 31, 2013 and December 31, 2012.

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

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The above sensitivity analyses contemplate only certain movements in interest rates and are performed at a particular point in time based on the existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ significantly from our projections, which could cause our actual earnings and economic value of equity sensitivities to differ substantially from the above sensitivity analyses.

SUPERVISION AND REGULATION

In January 2013, the Consumer Finance Protection Bureau (“CFPB”) issued several final rules pursuant to the Dodd-Frank Act that provide additional disclosure requirements and substantive limitations on our mortgage lending activities. These rules, including the Ability-to-Repay and Qualified Mortgage Standards Under the Truth in Lending Act (Regulation Z), could impact the type and amount of mortgage loans we offer, though we do not expect the regulations to have a material financial impact on us.

We provide information on our supervision and regulation in our 2012 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, expenses, capital measures, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the ING Direct and 2012 U.S. card acquisitions (collectively, the “Acquisitions”) and the sale of the Best Buy loan portfolio (the “Sale Transaction”); and the assumptions that underlie these matters.

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

•	the possibility that we may not fully realize the projected cost savings and other projected benefits of the Acquisitions;

•	difficulties and delays in integrating the assets and businesses acquired in the Acquisitions;

•	business disruption following the Acquisitions;

•	diversion of management time on issues related to the Acquisitions, including integration of the assets and businesses acquired;

•	reputational risks and the reaction of customers and counterparties to the Acquisitions;

•	disruptions relating to the Acquisitions negatively impacting our ability to maintain relationships with customers, employees and suppliers;

•	changes in asset quality and credit risk as a result of the Acquisitions;

•	the possibility that conditions to the Sale Transaction are not received or satisfied on a timely basis or at all;

•	the possibility that modifications to the terms of the Sale Transaction may be required in order to obtain or satisfy such conditions;

•	changes in the anticipated timing for closing the Sale Transaction;

•	developments, changes or actions relating to any litigation matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2012 Form 10-K.

SUPPLEMENTAL TABLES

Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I

	March 31, 2013	December 31, 2012
(Dollars in millions)
Stockholders’ equity to non-GAAP tangible common equity
Total stockholders’ equity	$41,296	$40,499
Less: Goodwill and other intangible assets(1)	(15,992)	(16,224)
Noncumulative perpetual preferred stock	(853)	(853)

Tangible common equity	$24,451	$23,422

Total assets to tangible assets
Total assets	$300,163	$312,918
Less: Assets from discontinued operations	(309)	(309)

Total assets from continuing operations	299,854	312,609
Less: Goodwill and other intangible assets(1)	(15,992)	(16,224)

Tangible assets	$283,862	$296,385

Non-GAAP TCE ratio
Tangible common equity	$24,451	$23,422
Tangible assets	283,862	296,385
TCE ratio(3)	8.61%	7.90%
Regulatory capital ratios
Total stockholders’ equity	$41,296	$40,499
Less: Net unrealized gains on investment securities available for sale recorded in AOCI(4)	(583)	(712)
Net losses on cash flow hedges recorded in AOCI(4)	15	2
Disallowed goodwill and other intangible assets(5)	(14,361)	(14,428)
Disallowed deferred tax assets	—	—
Noncumulative perpetual preferred stock(2)	(853)	(853)
Other	(4)	(12)

Tier 1 common capital	25,510	24,496
Plus: Noncumulative perpetual preferred stock(2)	853	853
Tier 1 restricted core capital items(6)	1	2

Tier 1 capital	26,364	25,351

Plus: Long-term debt qualifying as Tier 2 capital	2,121	2,119
Qualifying allowance for loan and lease losses	2,738	2,830
Other Tier 2 components	11	13

Tier 2 capital	4,870	4,962

Total risk-based capital(7)	$31,234	$30,313

Risk-weighted assets(8)	$216,458	$223,472

Tier 1 common ratio(9)	11.79%	10.96%
Tier 1 risk-based capital ratio(10)	12.18	11.34
Total risk-based capital ratio(11)	14.43	13.56

(1)	Includes impact from related deferred taxes.
(2)	Noncumulative perpetual preferred stock qualifies as Tier 1 capital; however, it does not qualify as Tier 1 common capital.
(3)	Calculated based on tangible common equity divided by tangible assets.
(4)	Amounts presented are net of tax.
(5)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(6)	Consists primarily of trust preferred securities.
(7)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(8)	Calculated based on prescribed regulatory guidelines.
(9)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(10)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(11)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Information and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2013	2012
Interest income:
Loans, including loans held for sale	$4,649	$3,657
Investment securities	374	298
Other	28	24

Total interest income	5,051	3,979

Interest expense:
Deposits	326	311
Securitized debt obligations	56	80
Senior and subordinated notes	82	88
Other borrowings	17	86

Total interest expense	481	565

Net interest income	4,570	3,414
Provision for credit losses	885	573

Net interest income after provision for credit losses	3,685	2,841

Non-interest income:
Service charges and other customer-related fees	550	415
Interchange fees, net	445	328
Total other-than-temporary impairment	(6)	(4)
Less: Portion of other-than-temporary impairment recorded in AOCI	(19)	(10)

Net other-than-temporary impairment recognized in earnings	(25)	(14)
Bargain purchase gain	0	594
Other	11	198

Total non-interest income	981	1,521

Non-interest expense:
Salaries and associate benefits	1,080	864
Occupancy and equipment	350	270
Marketing	317	321
Professional services	307	293
Communications and data processing	210	172
Amortization of intangibles	177	62
Acquisition-related	46	86
Other	541	436

Total non-interest expense	3,028	2,504

Income from continuing operations before income taxes	1,638	1,858
Income tax provision	494	353

Income from continuing operations, net of tax	1,144	1,505
Loss from discontinued operations, net of tax	(78)	(102)

Net income	1,066	1,403
Dividends and undistributed earnings allocated to participating securities	(5)	(7)
Preferred stock dividends	(13)	0

Net income available to common stockholders	$1,048	$1,396

Basic earnings per common share:
Income from continuing operations	$1.94	$2.94
Loss from discontinued operations	(0.13)	(0.20)

Net income per basic common share	$1.81	$2.74

Diluted earnings per common share:
Income from continuing operations	$1.92	$2.92
Loss from discontinued operations	(0.13)	(0.20)

Net income per diluted common share	$1.79	$2.72

Dividends paid per common share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net income	$1,066	$1,403
Other comprehensive income (loss) before taxes:
Total net unrealized gains (losses) on securities available for sale	(209)	44
Net unrealized gains (losses) on cash flow hedges	(21)	1
Foreign currency translation adjustments	(125)	55
Other	4	0

Other comprehensive income (loss) before taxes	(351)	100
Income tax provision (benefit) related to other comprehensive income	(85)	16

Other comprehensive income (loss), net of tax	(266)	84

Comprehensive income	$800	$1,487

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(Dollars in millions, except per share data)	2013	2012
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,947	$3,440
Interest-bearing deposits with banks	4,563	7,617
Federal funds sold and securities purchased under agreements to resell	236	1

Total cash and cash equivalents	6,746	11,058
Restricted cash for securitization investors	1,018	428
Securities available for sale, at fair value	63,968	63,979
Loans held for investment:
Unsecuritized loans held for investment, at amortized cost	150,721	162,059
Restricted loans for securitization investors	40,612	43,830

Total loans held for investment	191,333	205,889
Less: Allowance for loan and lease losses	(4,606)	(5,156)

Net loans held for investment	186,727	200,733
Loans held for sale, at lower of cost or fair value	6,410	201
Premises and equipment, net	3,736	3,587
Interest receivable	1,378	1,694
Goodwill	13,900	13,904
Other	16,280	17,334

Total assets	$300,163	$312,918

Liabilities:
Interest payable	$310	$450
Customer deposits:
Non-interest bearing deposits	21,317	22,467
Interest bearing deposits	191,093	190,018

Total customer deposits	212,410	212,485
Securitized debt obligations	11,046	11,398
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	855	1,248
Senior and subordinated notes	13,255	12,686
Other borrowings	12,336	24,578

Total other debt	26,446	38,512
Other liabilities	8,655	9,574

Total liabilities	258,867	272,419

Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 875,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	0	0
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 634,080,553 and 631,806,585 shares issued as of March 31, 2013 and December 31, 2012, respectively, and 583,982,235 and 582,207,133 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital, net	26,256	26,188
Retained earnings	17,876	16,853
Accumulated other comprehensive income	473	739
Less: Treasury stock, at cost; par value $.01 per share; 50,098,318 and 49,599,452 shares as of March 31, 2013 and December 31, 2012, respectively	(3,315)	(3,287)

Total stockholders’ equity	41,296	40,499

Total liabilities and stockholders’ equity	$300,163	$312,918

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	875,000	$0	631,806,585	$6	$26,188	$16,853	$739	$(3,287)	$40,499
Comprehensive income (loss)						1,066	(266)		800
Cash dividends—common stock $0.05 per share						(30)			(30)
Cash dividends—preferred stock 6% per annum						(13)			(13)
Purchases of treasury stock								(28)	(28)
Issuances of common stock and restricted stock, net of forfeitures			1,941,752		23				23
Exercise of stock options and tax benefits of exercises and restricted stock vesting			332,216		15				15
Compensation expense for restricted stock awards and stock options					30				30

Balance as of March 31, 2013	875,000	$0	634,080,553	$6	$26,256	$17,876	$473	$(3,315)	$41,296

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Operating activities:
Income from continuing operations, net of tax	$1,144	$1,505
Loss from discontinued operations, net of tax	(78)	(102)

Net income	1,066	1,403

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	885	573
Depreciation and amortization, net	341	220
Net gains on sales of securities available for sale	(2)	(11)
Impairment losses on securities available for sale	25	14
Bargain purchase gain	0	(594)
Loans held for sale:
Originations	(266)	(489)
(Gains) losses on sales	(10)	(16)
Proceeds from sales and paydowns	803	450
Stock plan compensation expense	54	63
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in interest receivable	316	42
(Increase) decrease in other assets	608	684
Increase (decrease) in interest payable	(140)	(82)
Increase (decrease) in other liabilities	(778)	(572)
Net cash (used in) provided by operating activities attributable to discontinued operations	(108)	152

Net cash provided by operating activities	2,794	1,837

Investing activities:
Increase in restricted cash for securitization investors	(590)	(299)
Purchases of securities available for sale	(5,921)	(4,007)
Proceeds from paydowns and maturities of securities available for sale	4,877	4,839
Proceeds from sales of securities available for sale	720	7,337
Net (increase) decrease in loans held for investment	5,875	904
Principal recoveries of loans previously charged off	417	406
Additions of premises and equipment	(236)	(156)
Net cash paid for acquisitions	0	13,740

Net cash provided by (used in) investing activities	5,142	22,764

Financing activities:
Net increase in deposits	(76)	3,877
Issuance of securitized debt obligation	750	0
Maturities and paydowns of securitized debt obligations	(1,102)	(1,053)
Issuance of senior and subordinated notes	638	1,250
Redemption of junior subordinated debentures	(3,641)	0
Maturities and redemptions of senior and subordinate notes	210	(282)
Net increase (decrease) in other borrowings	(8,994)	(6,713)
Net proceeds from issuances of common stock	23	3,188
Proceeds from share-based payment activities	15	16
Dividends paid on common stock	(30)	(24)
Dividends paid on preferred stock	(13)	0
Purchases of treasury stock	(28)	(42)

Net cash provided by (used in) financing activities	(12,248)	217

Increase (decrease) in cash and cash equivalents	(4,312)	24,818
Cash and cash equivalents at beginning of the period	11,058	5,838

Cash and cash equivalents at end of the period	$6,746	$30,656

Supplemental cash flow information:
Non-cash items:
Fair value of common stock issued in business acquisition	$0	$2,638
Net transfers of loans held for investment to loans held for sale	6,738	4
Redemption of subordinated note	(1,206)	0
Issuance of subordinated note	1,206	0

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2013, our principal subsidiaries included:

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

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (the “U.K.”), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Our branch of COBNA in Canada has the authority to provide credit card loans.

On February 17, 2012, we completed the acquisition (the “ING Direct acquisition”) of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp. The ING Direct acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date.

On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition,” which we sometimes refer to as the “HSBC U.S. card acquisition”). The 2012 U.S. card acquisition included (i) the acquisition of HSBC’s U.S. credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, $27.8 billion in outstanding credit card receivables designated as held for investment and $327 million in other net assets.

Operations and Business Segments

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. See “Note 13—Business Segments” for additional information.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain financial information that is normally included in the annual financial statements in accordance with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of our interim unaudited financial statements are reflected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Interim period results may not be indicative of results for the full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2012 Form 10-K under “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.” There have been no significant changes to these policies during 2013 other than as disclosed in “Note 5—Allowance for Loan and Lease Losses,” which provides details on our change in our process for estimating the allowance for loan losses and reserve for unfunded lending commitments for our commercial loan portfolio. Below we describe accounting standards that we adopted in 2013 and recently issued accounting standards that we have not yet adopted.

Accounting Standards Adopted in 2013

Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The information must be presented either on the face of the consolidated statement of comprehensive income or in the notes. The guidance was effective for reporting periods beginning after December 15, 2012. Our adoption of the guidance on January 1, 2013 had no impact on our financial condition, results of operations or liquidity as it only affects our disclosures. See “Note 10—Stockholders’ Equity” for further details.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Offsetting Financial Assets and Liabilities

In December 2011, the FASB issued guidance intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and IFRS, which are subject to different offsetting models. Upon adoption, entities will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures will be required irrespective of whether such instruments are presented gross or net on the balance sheet. The guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity as it only affects our disclosures. See “Note 9—Derivatives Instruments and Hedging Activities” for further details.

Recently Issued but Not Yet Adopted Accounting Standards

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact of the guidance.

NOTE 2—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), which was acquired by us in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three months ended March 31, 2013 and 2012. We have no significant continuing involvement in these operations.

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Non-interest expense, net	$(125)	$(161)

Loss from discontinued operations before taxes	(125)	(161)
Income tax benefit	(47)	(59)

Loss from discontinued operations	$(78)	$(102)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The loss from discontinued operations includes an expense of $107 million ($67 million net of tax) and $153 million ($97 million net of tax) for the three months ended March 31, 2013 and 2012, respectively, attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale mortgage banking unit. See “Note 14—Commitments, Contingencies and Guarantees” for further details.

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets, which consisted primarily of income tax receivables, of $309 million as of both March 31, 2013 and December 31, 2012. Liabilities, which primarily consisted of reserves for representations and warranties on loans previously sold to third parties, totaled $752 million and $644 million as of March 31, 2013 and December 31, 2012, respectively.

NOTE 3—INVESTMENT SECURITIES

Our portfolio of investment securities available for sale, which had a fair value of $64.0 billion as of both March 31, 2013 and December 31, 2012, consisted primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities and other investments. Based on fair value, investments in U.S. Treasury, agency securities and other securities explicitly or implicitly guaranteed by the U.S. government represented 78% of our total investment securities available for sale as of March 31, 2013, compared with 77% as of December 31, 2012.

Securities at Amortized Cost and Fair Value

Substantially all of our investment securities were classified as available for sale as of March 31, 2013 and December 31, 2012 and reported in our condensed consolidated balance sheets at fair value. We had investment securities designated as held to maturity reported at amortized cost of $2 million and $9 million as of March 31, 2013 and December 31, 2012, respectively. These investment securities are included in other assets in our condensed consolidated balance sheets.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables present the amortized cost, fair value and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of March 31, 2013 and December 31, 2012. The gross unrealized gains (losses) related to our available-for-sale investment securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

	March 31, 2013
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$1,043	$3	$0	$0	$0	$1,046
U.S. agency debt obligations(3)	301	1	0	(1)	(1)	301
Corporate debt securities guaranteed by U.S. government agencies (4)	1,117	12	0	(1)	(1)	1,128
Residential mortgage-backed securities (“RMBS”):
Agency(5)	40,413	545	0	(209)	(209)	40,749
Non-agency	3,499	384	(12)	(3)	(15)	3,868

Total RMBS	43,912	929	(12)	(212)	(224)	44,617

Commercial mortgage-backed securities (“CMBS”):
Agency(5)	6,322	91	0	(20)	(20)	6,393
Non-agency	1,686	51	0	(7)	(7)	1,730

Total CMBS	8,008	142	0	(27)	(27)	8,123

Other asset-backed securities (“ABS”)(6)	7,298	62	0	(3)	(3)	7,357
Other securities(7)	1,369	29	0	(2)	(2)	1,396

Total securities available for sale	$63,048	$1,178	$(12)	$(246)	$(258)	$63,968

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$1,548	$4	$0	$0	$0	$1,552
U.S. agency debt obligations(3)	301	2	0	(1)	(1)	302
Corporate debt securities guaranteed by U.S. government agencies(4)	1,003	10	0	(1)	(1)	1,012
Residential mortgage-backed securities (“RMBS”):
Agency(5)	39,408	652	0	(58)	(58)	40,002
Non-agency	3,607	312	(38)	(10)	(48)	3,871

Total RMBS	43,015	964	(38)	(68)	(106)	43,873

Commercial mortgage-backed securities (“CMBS”):
Agency(5)	6,045	103	0	(4)	(4)	6,144
Non-agency	1,425	62	0	(2)	(2)	1,485

Total CMBS	7,470	165	0	(6)	(6)	7,629

Other asset-backed securities (“ABS”)(6)	8,393	70	0	(5)	(5)	8,458
Other securities(7)	1,120	34	0	(1)	(1)	1,153

Total securities available for sale	$62,850	$1,249	$(38)	$(82)	$(120)	$63,979

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $300 million as of both March 31, 2013 and December 31, 2012, and fair value of $300 million and $302 as of March 31, 2013 and December 31, 2012, respectively.

(4)	Consists of corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(5)

Includes MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae, each of which individually exceeded 10% of our stockholders’ equity as of the end of each reported period. Fannie Mae MBS had an amortized cost of $24.8 billion and $22.9 billion as of March 31, 2013 and December 31, 2012, respectively, and a fair value of $25.0 billion and $23.2 billion as of March 31, 2013 and December 31, 2012, respectively. Freddie Mac MBS had an amortized cost of $12.6 billion as of both March 31, 2013 and December 31, 2012, and a fair value of $12.7 billion and $12.9 billion as of March 31, 2013 and December 31, 2012, respectively. Ginnie Mae MBS had an amortized cost of $9.0 billion and $9.9 billion as of March 31, 2013 and December 31, 2012, respectively, and a fair value of $9.1 billion and $10.0 billion as of March 31, 2013 and December 31, 2012, respectively.

(6)

The other asset-backed securities portfolio was collateralized by approximately 68% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 5% equipment loans, and 2% of other assets as of March 31, 2013. In comparison, the distribution was approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 1% student loans, 5% equipment loans, 2% commercial paper, and 4% of other assets as of December 31, 2012. Approximately 88% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of March 31, 2013, compared with 82% as of December 31, 2012.

(7)	Includes foreign government/agency bonds, covered bonds, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale investment securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. agency debt obligations(1)	$199	$(1)	$0	$0	$199	$(1)
Corporate debt securities guaranteed by U.S. government agencies (2)	327	(1)	0	0	327	(1)
RMBS:
Agency(3)	16,143	(196)	852	(13)	16,995	(209)
Non-agency	117	(2)	249	(13)	366	(15)

Total RMBS	16,260	(198)	1,101	(26)	17,361	(224)

CMBS:
Agency(3)	1,910	(20)	6	0	1,916	(20)
Non-agency	513	(6)	40	(1)	553	(7)

Total CMBS	2,423	(26)	46	(1)	2,469	(27)

Other ABS	1,114	(1)	181	(2)	1,295	(3)
Other securities	242	(2)	13	0	255	(2)

Total securities available for sale in a gross unrealized loss position	$20,565	$(229)	$1,341	$(29)	$21,906	$(258)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. agency debt obligations(1)	$199	$(1)	$0	$0	$199	$(1)
Corporate debt securities guaranteed by U.S. government agencies(2)	172	(1)	0	0	172	(1)
RMBS:
Agency(3)	8,720	(46)	884	(12)	9,604	(58)
Non-agency	196	(19)	471	(29)	667	(48)

Total RMBS	8,916	(65)	1,355	(41)	10,271	(106)

CMBS:
Agency(3)	1,009	(4)	0	0	1,009	(4)
Non-agency	201	(2)	0	0	201	(2)

Total CMBS	1,210	(6)	0	0	1,210	(6)

Other ABS	1,102	(4)	99	(1)	1,201	(5)
Other securities	103	0	13	(1)	116	(1)

Total securities available for sale in a gross unrealized loss position	$11,702	$(77)	$1,467	$(43)	$13,169	$(120)

(1)	Includes debt securities issued by Fannie Mae and Freddie Mac.
(2)	Includes corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(3)	Includes mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities investment of $258 million as of March 31, 2013 relate to 605 individual securities. Our investments in non-agency MBS and non-agency asset-backed securities accounted for $25 million, or 10%, of total gross unrealized losses as of March 31, 2013. Of the $258 million gross unrealized losses as of March 31, 2013, $29 million related to investment securities that had been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail in the “Other-Than-Temporary Impairment” section of this footnote.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of March 31, 2013:

	March 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,510	$1,514
Due after 1 year through 5 years	6,790	6,825
Due after 5 years through 10 years	4,863	4,918
Due after 10 years(1)	49,885	50,711

Total	$63,048	$63,968

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of March 31, 2013. Actual calls or prepayment rates may differ from our estimates, which may cause the actual maturities of our investment securities to differ from the expected maturities presented below.

	March 31, 2013
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$200	0.23%	$846	0.50%	$0	0.00%	$0	0.00%	$1,046	0.45%
U.S. agency debt obligations(2)	102	4.59	0	0.00	199	1.63	0	0.00	301	2.62
Corporate debt securities guaranteed by U.S. government agencies(3)	0	0.00	216	1.92	897	1.78	15	3.48	1,128	1.83
RMBS:
Agency(4)	948	3.14	16,094	2.85	22,684	2.45	1,023	2.79	40,749	2.63
Non-agency	80	8.14	1,726	7.77	1,829	7.93	233	10.02	3,868	7.98

Total RMBS	1,028	3.52	17,820	3.30	24,513	2.82	1,256	3.96	44,617	3.06
CMBS:
Agency(4)	213	1.52	3,574	1.96	2,597	2.32	9	6.85	6,393	2.10
Non-agency	254	3.83	261	3.25	1,195	3.12	20	3.04	1,730	3.24

Total CMBS	467	2.77	3,835	2.04	3,792	2.57	29	4.11	8,123	2.34

Other ABS	1,181	1.34	5,555	1.04	528	3.33	93	6.76	7,357	1.31
Other securities(5)	566	0.70	487	1.77	185	2.29	158	0.76	1,396	1.31

Total securities available for sale	$3,544	2.10%	$28,759	2.57%	$30,114	2.75%	$1,551	3.79%	$63,968	2.66%

Amortized cost of securities available for sale	$3,537		$28,212		$29,808		$1,491		$63,048

(1)	Yields are calculated based on the amortized cost of each security.
(2)	Includes debt securities issued by Fannie Mae and Freddie Mac.
(3)	Includes corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(4)	Includes mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(5)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (“FTE”) basis.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

We assess and recognize OTTI in accordance with the accounting guidance for recognition and presentation of OTTI. Under this guidance, if we determine that impairment on our debt securities is other-than-temporary and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings. If we have not made a decision to sell the security and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. The remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the effective yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

We recorded net OTTI in earnings totaling $25 million and $14 million for the three months ended March 31, 2013 and 2012, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $36 million of unrealized gain and $116 million of unrealized loss as of March 31, 2013 and 2012, respectively. We estimate the portion of losses attributable to credit using a discounted cash flow model and we estimate the expected cash flows from the underlying collateral using internal information to derive key assumptions. This tool takes into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the gross unrealized losses related to securities for which we have not recognized an OTTI on of $246 million as of March 31, 2013, is attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost. Accordingly, we have concluded that the impairment on these securities is not other-than-temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents activity for the three months ended March 31, 2013 and 2012, related to the credit component of OTTI recognized in earnings on investment debt securities:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Credit loss component, beginning of period	$120	$68
Additions:
Initial credit impairment	8	1
Subsequent credit impairment	17	13

Total additions	25	14

Reductions:
Sales of credit-impaired securities	0	0

Total reductions	0	0

Credit loss component, end of period	$145	$82

AOCI Related to Securities Available for Sale

The table below presents for the three months ended March 31, 2013 and 2012, the changes in AOCI, net of tax, related to our available-for-sale securities. The net unrealized gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax, during the period. The net reclassification adjustment for net realized losses (gains) represents the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of an available-for-sale security.

	Three Months Ended March 31, 2013
(Dollars in millions)	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$1,129	$426	$703
Net unrealized losses	(207)	(78)	(129)
Net realized gains reclassified from AOCI into earnings	(2)	(1)	(1)

Ending balance AOCI related to securities available for sale	$920	$347	$573

	Three Months Ended March 31, 2012
(Dollars in millions)	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$443	$157	$286
Net unrealized gains	22	8	14
Net realized losses reclassified from AOCI into earnings	15	5	10

Ending balance AOCI related to securities available for sale	$480	$170	$310

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of available-for-sale securities recognized in earnings for the three months ended March 31, 2013 and 2012. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of available-for-sale investment securities for the periods presented. The investment securities we sold consists predominantly agency MBS.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Gross realized investment gains	$3	$17
Gross realized investment losses	(1)	(6)

Net realized gains	$2	$11

Total proceeds from sales	$720	$7,337

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $11.5 billion and $13.8 billion as of March 31, 2013 and December 31, 2012, respectively, primarily related to FHLB transaction and Public Fund deposits. We accepted securities with a fair value of $398 million and $238 million as of March 31, 2013 and December 31, 2012, respectively, primarily related to our derivative transactions.

Securities Acquired

Our investment portfolio includes securities acquired in the ING Direct acquisition, as well as other securities that were deemed to be credit impaired at the time of purchase. These securities were recorded at fair value as of the date purchase. In accounting for acquired credit-impaired debt securities, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect. The difference between the contractually required payments due and the cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the security. The excess of cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income over the remaining life of the security using the effective interest method. Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit result in the recognition of other-than-temporary impairment. Increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired investment debt securities as of March 31, 2013:

March 31, 2013
(Dollars in millions)	Purchased Credit-Impaired Securities
Contractual principal and interest	$5,135

Carrying value	$2,561

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired investment debt securities:

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield as of December 31, 2011	$0
Additions from new acquisitions(1)	1,743
Accretion recognized in earnings	(202)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications (to)/from nonaccretable difference	(29)

Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions(1)	40
Accretion recognized in earnings	(60)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications (to)/from nonaccretable difference	(116)

Accretable yield as of March 31, 2013	$1,376

(1)	Includes securities acquired from ING Direct as well as other securities purchased.

NOTE 4—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of held-for-investment loans and loans held in our securitization. Our loan portfolio, by business segment, consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loans Acquired in Business Acquisitions

Our portfolio of loans held for investment includes loans acquired in the Chevy Chase Bank (“CCB”), ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value as of the date of each acquisition.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected was $35.0 billion as of March 31, 2013, compared with $37.1 billion as of December 31, 2012.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We increased the allowance and recorded a provision for credit losses of $1 million for three months ended March 31, 2013 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $58 million and $57 million as of March 31, 2013 and December 31, 2012, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

The table below presents the composition of our held-for-investment loan portfolio, including restricted loans for securitization investors, as of March 31, 2013 and December 31, 2012.

(Dollars in millions)	March 31, 2013	December 31, 2012
Credit Card business:
Domestic credit card loans	$69,722	$82,328
International credit card loans	8,036	8,614

Total credit card loans	77,758	90,942

Domestic installment loans	639	813

Total credit card	78,397	91,755

Consumer Banking business:
Auto	27,940	27,123
Home loan	41,931	44,100
Other retail	3,742	3,904

Total consumer banking	73,613	75,127

Commercial Banking business:(1)
Commercial and multifamily real estate	17,878	17,732
Commercial and industrial	20,127	19,892

Total commercial lending	38,005	37,624
Small-ticket commercial real estate	1,145	1,196

Total commercial banking	39,150	38,820
Other:
Other loans	173	187

Total loans	$191,333	$205,889

(1)	Includes construction loans and land development loans totaling $2.1 billion as of both March 31, 2013 and December 31, 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On February 19, 2013, we announced our agreement with Best Buy Stores, L.P. (“Best Buy”) to end our contractual credit card relationship early and to sell the Best Buy portfolio of private label and co-branded credit card accounts that we acquired in the 2012 U.S. card acquisition to Citibank, N.A. We reclassified the assets subject to the sale agreement, which included loans of approximately $7 billion as of the date of the transfer, to the held for sale category from the held for investment category in the first quarter. The sale of the portfolio to Citibank, which is subject to customary closing conditions, and early termination of the Best Buy partnership are expected to be finalized in the third quarter of 2013.

We transferred the net assets subject to the sale agreement to the held for sale category upon meeting the pertinent criteria for this classification during the first quarter of 2013. The loan portfolio was transferred to held for sale based upon the carrying value of the loans, including the transfer of the allowance for loan losses. All other net assets subject to the sale agreement were transferred to held for sale at fair value less costs to sell. We had total loans held for sale of $6.4 billion and $201 million as of March 31, 2013 and December 31, 2012, respectively. We will continue to recognize interest and fee income on the transferred loans, but will not recognize any impacts from charge-offs and recoveries unless these net charge-offs exceed the associated transferred allowance for loan losses. The amortization and accretion on the related intangibles ceased upon the transfer to the held for sale category.

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

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present the information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of March 31, 2013 and December 31, 2012.

Loans 90 days or more past due totaled approximately $1.9 billion and $2.3 billion as of March 31, 2013 and December 31, 2012, respectively. Loans classified as nonperforming totaled $936 million and $1.1 billion as of March 31, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	> 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit Card:
Domestic credit card	$67,783	$701	$502	$1,171	$2,374	$204	$70,361	$1,171	$0
International credit card	7,640	154	90	152	396	0	8,036	104	90

Total credit card	75,423	855	592	1,323	2,770	204	78,397	1,275	90

Consumer Banking:
Auto	26,272	1,165	395	95	1,655	13	27,940	0	95
Home loan	7,253	60	26	266	352	34,326	41,931	0	403
Retail banking	3,645	24	11	24	59	38	3,742	1	46

Total consumer banking	37,170	1,249	432	385	2,066	34,377	73,613	1	544

Commercial Banking:
Commercial and multifamily real estate	17,562	47	34	126	207	109	17,878	31	127
Commercial and industrial	19,791	62	8	52	122	214	20,127	1	122

Total commercial lending	37,353	109	42	178	329	323	38,005	32	249

Small-ticket commercial real estate	1,103	20	10	12	42	0	1,145	1	28

Total commercial banking	38,456	129	52	190	371	323	39,150	33	277

Other:
Other loans	105	8	3	18	29	39	173	0	25

Total	$151,154	$2,241	$1,079	$1,916	$5,236	$34,943	$191,333	$1,309	$936

% of Total loans	79.0%	1.2%	0.6%	1.0%	2.7%	18.3%	100.0%	0.7%	0.5%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans(1)	Total Loans	> 90 Days and Accruing(2)	Nonperforming Loans(2)
Credit Card:
Domestic credit card	$79,852	$932	$659	$1,410	$3,001	$288	$83,141	$1,410	$0
International credit card	8,227	145	89	153	387	0	8,614	100	100

Total credit card	88,079	1,077	748	1,563	3,388	288	91,755	1,510	100

Consumer Banking:
Auto	25,057	1,341	559	149	2,049	17	27,123	0	149
Home loan	7,317	63	29	288	380	36,403	44,100	0	422
Retail banking	3,789	26	10	45	81	34	3,904	1	71

Total consumer banking	36,163	1,430	598	482	2,510	36,454	75,127	1	642

Commercial Banking:
Commercial and multifamily real estate	17,357	64	77	107	248	127	17,732	2	137
Commercial and industrial	19,525	57	3	75	135	232	19,892	14	133

Total commercial lending	36,882	121	80	182	383	359	37,624	16	270

Small-ticket commercial real estate	1,153	28	9	6	43	0	1,196	0	12

Total commercial banking	38,035	149	89	188	426	359	38,820	16	282

Other:
Other loans	118	8	5	23	36	33	187	0	30

Total	$162,395	$2,664	$1,440	$2,256	$6,360	$37,134	$205,889	$1,527	$1,054

% of Total loans	78.9%	1.3%	0.7%	1.1%	3.1%	18.0%	100.0%	0.7%	0.5%

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

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of as of March 31, 2013 and December 31, 2012. We also present comparative net charge-offs for the first quarter of 2013 and 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	March 31, 2013
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$7,645	9.7%	$21	0.1%	$7,666	9.8%
New York	5,048	6.4	17	0.0	5,065	6.5
Texas	4,795	6.1	16	0.0	4,811	6.1
Florida	4,117	5.3	12	0.0	4,129	5.3
Illinois	3,442	4.4	10	0.0	3,452	4.4
Pennsylvania	3,296	4.2	10	0.0	3,306	4.2
Ohio	2,830	3.6	9	0.0	2,839	3.6
New Jersey	2,626	3.4	7	0.0	2,633	3.4
Michigan	2,475	3.2	8	0.0	2,483	3.2
Other	33,883	43.2	94	0.1	33,977	43.3

Total domestic credit card and installment loans	70,157	89.5	204	0.2	70,361	89.7

International credit card:
United Kingdom	3,319	4.2	0	0.0	3,319	4.2
Canada	4,717	6.1	0	0.0	4,717	6.1

Total international credit card	8,036	10.3	0	0.0	8,036	10.3

Total credit card and installment loans	$78,193	99.8%	$204	0.2%	$78,397	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,734	3.49%	$36	0.04%	$2,770	3.53%
90+ day delinquencies(2)	1,306	1.67	17	0.02	1,323	1.69

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$9,245	10.0%	$31	0.1%	$9,276	10.1%
Texas	5,910	6.5	23	0.0	5,933	6.5
New York	5,846	6.4	23	0.0	5,869	6.4
Florida	4,835	5.3	17	0.0	4,852	5.3
Illinois	4,100	4.5	15	0.0	4,115	4.5
Pennsylvania	3,861	4.2	14	0.0	3,875	4.2
Ohio	3,351	3.6	12	0.0	3,363	3.6
New Jersey	3,060	3.3	10	0.0	3,070	3.3
Michigan	2,917	3.2	11	0.0	2,928	3.2
Other	39,728	43.3	132	0.2	39,860	43.5

Total domestic credit card and installment loans	82,853	90.3	288	0.3	83,141	90.6

International credit card:
United Kingdom	3,678	4.0	0	0.0	3,678	4.0
Canada	4,936	5.4	0	0.0	4,936	5.4

Total international credit card	8,614	9.4	0	0.0	8,614	9.4

Total credit card and installment loans	$91,467	99.7%	$288	0.3%	$91,755	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$3,326	3.62%	$62	0.07%	$3,388	3.69%
90+ day delinquencies(2)	1,530	1.67	33	0.03	1,563	1.70

	March 31,
	2013		2012
(Dollars in millions)	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$827	4.43%	$531	3.92%
International credit card	95	4.59	114	5.52

Total(3)	$922	4.45%	$645	4.14%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
(3)	Calculated by dividing annualized net charge-offs by average credit card loans held for investment during 2013 and 2012.

The 30+ day delinquency rate for our entire credit card loan portfolio decreased to 3.53% as of March 31, 2013, from 3.69% as of December 31, 2012, reflecting underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including acquired loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding acquired loans, as of March 31, 2013 and December 31, 2012, and net charge-offs for the first quarter of 2013 and 2012.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	March 31, 2013
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,374	5.9%	$0	0.0%	$4,374	5.9%
California	2,823	3.8	0	0.0	2,823	3.8
Florida	1,700	2.3	0	0.0	1,700	2.3
Louisiana	1,545	2.1	0	0.0	1,545	2.1
Georgia	1,442	2.0	0	0.0	1,442	2.0
Illinois	1,155	1.6	0	0.0	1,155	1.6
Ohio	1,068	1.5	0	0.0	1,068	1.5
Other	13,820	18.8	13	0.0	13,833	18.8

Total auto	27,927	38.0	13	0.0	27,940	38.0

Home loan:
California	1,223	1.7	8,679	11.8	9,902	13.5
New York	1,634	2.2	1,503	2.0	3,137	4.2
Illinois	98	0.1	2,711	3.7	2,809	3.8
Maryland	403	0.5	1,765	2.4	2,168	2.9
New Jersey	387	0.5	1,641	2.2	2,028	2.7
Virginia	338	0.5	1,666	2.3	2,004	2.8
Florida	176	0.2	1,760	2.4	1,936	2.6
Other	3,346	4.5	14,601	19.9	17,947	24.4

Total home loan	7,605	10.2	34,326	46.7	41,931	56.9

Retail banking:
Louisiana	1,339	1.8	0	0.0	1,339	1.8
New York	863	1.2	0	0.0	863	1.2
Texas	806	1.1	0	0.0	806	1.1
New Jersey	298	0.4	0	0.0	298	0.4
Maryland	104	0.2	19	0.0	123	0.2
Virginia	80	0.1	10	0.0	90	0.1
California	43	0.1	0	0.0	43	0.1
Other	171	0.2	9	0.0	180	0.2

Total retail banking	3,704	5.1	38	0.0	3,742	5.1

Total consumer banking	$39,236	53.3%	$34,377	46.7%	$73,613	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,655	5.92%	$352	0.84%	$59	1.58%	$2,066	2.81%
90+ day delinquencies	95	0.34	266	0.63	24	0.65	385	0.52
Nonperforming loans	95	0.34	403	0.96	46	1.23	544	0.74

	December 31, 2012
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,317	5.7%	$0	0.0%	$4,317	5.7%
California	2,676	3.6	0	0.0	2,676	3.6
Florida	1,621	2.1	0	0.0	1,621	2.1
Louisiana	1,504	2.0	0	0.0	1,504	2.0
Georgia	1,404	1.9	0	0.0	1,404	1.9
Illinois	1,134	1.5	0	0.0	1,134	1.5
Ohio	1,032	1.4	0	0.0	1,032	1.4
Other	13,418	17.8	17	0.1	13,435	17.9

Total auto	$27,106	36.0%	$17	0.1%	$27,123	36.1%

Home loan:
California	$1,168	1.6%	$9,098	12.1%	$10,266	13.7%
New York	1,678	2.2	1,598	2.1	3,276	4.3
Illinois	102	0.1	2,875	3.8	2,977	3.9
Maryland	403	0.5	1,878	2.5	2,281	3.0
New Jersey	402	0.5	1,717	2.3	2,119	2.8
Virginia	342	0.5	1,748	2.3	2,090	2.8
Florida	183	0.3	1,863	2.5	2,046	2.8
Other	3,419	4.6	15,626	20.8	19,045	25.4

Total home loan	$7,697	10.3%	$36,403	48.4%	$44,100	58.7%

Retail banking:
Louisiana	$1,447	1.9%	$0	0.0%	$1,447	1.9%
New York	864	1.2	0	0.0	864	1.2
Texas	844	1.1	0	0.0	844	1.1
New Jersey	312	0.4	0	0.0	312	0.4
Maryland	96	0.1	20	0.1	116	0.2
Virginia	78	0.1	9	0.0	87	0.1
California	47	0.1	0	0.0	47	0.1
Other	182	0.2	5	0.0	187	0.2

Total retail banking	$3,870	5.1%	$34	0.1%	$3,904	5.2%

Total consumer banking	$38,673	51.4%	$36,454	48.6%	$75,127	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$2,049	7.55%	$380	0.86%	$81	2.07%	$2,510	3.34%
90+ day delinquencies	149	0.55	288	0.65	45	1.15	482	0.64
Nonperforming loans	149	0.55	422	0.96	71	1.82	642	0.85

	March 31, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$122	1.78%	$4	0.04%	$17	1.85%	$143	0.78%

	March 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$80	1.41%	$14	0.20%	$15	1.39%	$109	0.77%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing annualized net charge-offs by average loans held for investment during 2013 and 2012.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loan portfolio as of March 31, 2013 and December 31, 2012, based on selected key risk characteristics.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	March 31, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,327	8.0%	$4,679	11.2%	$8,006	19.2%
2006	597	1.4	2,788	6.6	3,385	8.0
2007	425	1.0	6,023	14.3	6,448	15.3
2008	244	0.6	4,980	11.9	5,224	12.5
2009	155	0.4	3,191	7.6	3,346	8.0
2010	177	0.4	5,517	13.2	5,694	13.6
2011	305	0.7	6,070	14.5	6,375	15.2
2012	2,191	5.2	1,038	2.5	3,229	7.7
2013	184	0.4	40	0.1	224	0.5

Total	$7,605	18.1%	$34,326	81.9%	$41,931	100.0%

Geographic concentration:(2)
California	$1,223	2.9%	$8,679	20.7%	$9,902	23.6%
New York	1,634	3.9	1,503	3.6	3,137	7.5
Illinois	98	0.2	2,711	6.5	2,809	6.7
Maryland	403	1.0	1,765	4.2	2,168	5.2
New Jersey	387	0.9	1,641	3.9	2,028	4.8
Virginia	338	0.8	1,666	4.0	2,004	4.8
Florida	176	0.4	1,760	4.2	1,936	4.6
Arizona	92	0.2	1,719	4.1	1,811	4.3
Washington	108	0.3	1,645	3.9	1,753	4.2
Colorado	119	0.3	1,482	3.5	1,601	3.8
Other	3,027	7.2	9,755	23.3	12,782	30.5

Total	$7,605	18.1%	$34,326	81.9%	$41,931	100.0%

Lien type:
1st lien	$6,445	15.3%	$33,850	80.8%	$40,295	96.1%
2nd lien	1,160	2.8	476	1.1	1,636	3.9

Total	$7,605	18.1%	$34,326	81.9%	$41,931	100.0%

Interest rate type:
Fixed rate	$2,465	5.9%	$3,772	9.0%	$6,237	14.9%
Adjustable rate	5,140	12.2	30,554	72.9	35,694	85.1

Total	$7,605	18.1%	$34,326	81.9%	$41,931	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,483	7.9%	$4,858	11.0%	$8,341	18.9%
2006	621	1.4	2,865	6.5	3,486	7.9
2007	446	1.0	6,189	14.0	6,635	15.0
2008	257	0.6	5,210	11.8	5,467	12.4
2009	167	0.4	3,438	7.8	3,605	8.2
2010	188	0.4	6,024	13.7	6,212	14.1
2011	324	0.7	6,705	15.2	7,029	15.9
2012	2,211	5.1	1,114	2.5	3,325	7.6

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Geographic concentration:(2)
California	$1,168	2.7%	$9,098	20.6%	$10,266	23.3%
New York	1,678	3.8	1,598	3.6	3,276	7.4
Illinois	102	0.2	2,875	6.5	2,977	6.7
Maryland	403	0.9	1,878	4.3	2,281	5.2
New Jersey	402	0.9	1,717	3.9	2,119	4.8
Virginia	342	0.8	1,748	4.0	2,090	4.8
Florida	183	0.4	1,863	4.2	2,046	4.6
Arizona	95	0.2	1,828	4.1	1,923	4.3
Washington	113	0.3	1,766	4.0	1,879	4.3
Colorado	126	0.3	1,594	3.6	1,720	3.9
Other	3,085	7.0	10,438	23.7	13,523	30.7

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Lien type:
1st lien	$6,502	14.8%	$35,905	81.4%	$42,407	96.2%
2nd lien	1,195	2.7	498	1.1	1,693	3.8

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Interest rate type:
Fixed rate	$2,534	5.8%	$4,037	9.1%	$6,571	14.9%
Adjustable rate	5,163	11.7	32,366	73.4	37,529	85.1

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the ten states in which we have the highest concentration of home loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of March 31, 2013 and December 31, 2012.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating(1)

	March 31, 2013
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$13,224	73.9%	$5,443	27.0%	$699	61.1%	$19,366	49.5%
Mid-Atlantic	1,462	8.2	1,170	5.8	45	3.9	2,677	6.8
South	2,124	11.9	9,197	45.7	69	6.0	11,390	29.1
Other	959	5.4	4,103	20.4	332	29.0	5,394	13.8

Loans	17,769	99.4	19,913	98.9	1,145	100.0	38,827	99.2
Acquired loans	109	0.6	214	1.1	0	0.0	323	0.8

Total	$17,878	100.0%	$20,127	100.0%	$1,145	100.0%	$39,150	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$17,022	95.2%	$19,238	95.6%	$1,099	96.0%	$37,359	95.4%
Criticized performing	620	3.5	553	2.8	18	1.6	1,191	3.1
Criticized nonperforming	127	0.7	122	0.6	28	2.4	277	0.7

Loans	17,769	99.4	19,913	99.0	1,145	100.0	38,827	99.2

Acquired loans:
Noncriticized	75	0.4	211	1.0	0	0.0	286	0.7
Criticized performing	34	0.2	3	0.0	0	0.0	37	0.1

Total acquired loans	109	0.6	214	1.0	0	0.0	323	0.8

Total	$17,878	100.0%	$20,127	100.0%	$1,145	100.0%	$39,150	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(2)	Commercial and Industrial	% of Total(2)	Small-ticket Commercial Real Estate	% of Total(2)	Total Commercial	% of Total(2)
Geographic concentration:(3)
Loans:
Northeast	$13,299	75.0%	$5,460	27.4%	$723	60.5%	$19,482	50.2%
Mid-Atlantic	1,398	7.9	1,149	5.8	47	3.9	2,594	6.7
South	2,055	11.6	9,182	46.2	72	6.0	11,309	29.1
Other	853	4.8	3,869	19.4	354	29.6	5,076	13.1

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1
Acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

Internal risk rating:(4)
Loans:
Noncriticized	$16,614	93.7%	$19,073	95.9%	$1,152	96.3%	$36,839	94.9%
Criticized performing	853	4.8	454	2.3	33	2.8	1,340	3.5
Criticized nonperforming	138	0.8	133	0.6	11	0.9	282	0.7

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1

Acquired loans:
Noncriticized	77	0.4	228	1.2	0	0.0	305	0.8
Criticized performing	50	0.3	4	0.0	0	0.0	54	0.1

Total acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

(1)	Amounts based on total loans as of March 31, 2013 and December 31, 2012.
(2)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(3)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(4)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information about our impaired loans, excluding acquired loans, which are reported separately and discussed below as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$669	$0	$669	$226	$443	$649	$685	$17
International credit card and installment loans	170	0	170	101	69	162	167	3

Total credit card and installment loans(1)	839	0	839	327	512	811	852	20

Consumer banking:
Auto	164	162	326	18	308	543	327	15
Home loan	168	0	168	13	155	196	156	2
Retail banking	78	17	95	11	84	104	96	1

Total consumer banking	410	179	589	42	547	843	579	18

Commercial banking:
Commercial and multifamily real estate	170	107	277	17	260	319	279	1
Commercial and industrial	129	105	234	22	212	292	238	1

Total commercial lending	299	212	511	39	472	611	517	2

Small-ticket commercial real estate	5	28	33	2	31	59	24	0

Total commercial banking	304	240	544	41	503	670	541	2

Total	$1,553	$419	$1,972	$410	$1,562	$2,324	$1,972	$40

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$701	$0	$701	$230	$471	$678	$687	$70
International credit card and installment loans	172	0	172	101	71	164	192	11

Total credit card and installment loans(1)	873	0	873	331	542	842	879	81

Consumer banking:
Auto	169	159	328	20	308	606	130	31
Home loan	145	0	145	13	132	167	120	4
Retail banking	61	35	96	7	89	118	88	3

Total consumer banking	375	194	569	40	529	891	338	38

Commercial banking:
Commercial and multifamily real estate	168	112	280	32	248	315	353	8
Commercial and industrial	152	92	244	22	222	277	227	6

Total commercial lending	320	204	524	54	470	592	580	14

Small-ticket commercial real estate	3	11	14	1	13	21	23	0

Total commercial banking	323	215	538	55	483	613	603	14

Total	$1,571	$409	$1,980	$426	$1,554	$2,346	$1,820	$133

(1)	Credit card and installment loans include finance charges and fees.

Troubled debt restructuring (“TDR”) loans accounted for $1.8 billion of impaired loans as of both March 31, 2013 and December 31, 2012, respectively. Consumer TDR loans classified as performing totaled $1.1 billion and $1.2 billion as of March 31, 2013 and December 31, 2012, respectively. Commercial TDR loans classified as performing totaled $267 million and $253 million as of March 31, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

	Total Loans Modified(1)	Three Months Ended March 31, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$76	100%	12.26%	0%	0	0%	$0
International credit card	51	100	24.53	0	0	0	0

Total credit card	127	100	17.17	0	0	0	0

Consumer banking:
Auto	63	73	6.72	78	9	44	24
Home loan	11	61	2.20	49	133	18	1
Retail banking	10	3	3.34	51	8	0	0

Total consumer banking	84	63	6.14	71	20	35	25

Commercial banking:
Commercial and multifamily real estate	17	0	0	100	8	0	0
Commercial and industrial	1	0	0	100	9	0	0

Total commercial lending	18	0	0	100	8	0	0
Small-ticket commercial real estate	3	0	0	0	0	0	0

Total commercial banking	21	0	0	82	8	0	0

Total	$232	77%	13.93%	33%	17	13%	$25

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Total Loans Modified(1)	Three Months Ended March 31, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$57	100%	10.45%	0%	0	0%	$0
International credit card	64	99	24.05	0	0	0	0

Total credit card	121	100	17.58	0	0	0	0

Consumer banking:
Auto	25	71	1.41	100	10	0	0
Home loan	5	29	0.91	50	139	4	0
Retail banking	7	1	3.00	99	11	0	0

Total consumer banking	37	51	1.37	93	20	1	0

Commercial banking:
Commercial and multifamily real estate	21	2	1.38	100	7	0	0
Commercial and industrial	34	11	7.25	97	14	0	0

Total commercial lending	55	7	6.63	98	11	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	55	7	6.63	98	11	0	0

Total	$213	67%	15.15%	42%	15	0%	$0

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
(7)

Total amount represents the gross balance forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write downs associated with the discharge of the borrower’s obligations.

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

	Three Months Ended March 31,
	2013		2012
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	$10,801	$21	$8,629	$20
International credit card(1)	11,193	34	12,108	43

Total credit card	21,994	55	20,737	63

Consumer banking:
Auto	2,664	16	832	8
Home loan	11	1	36	3
Retail banking	34	1	43	6

Total consumer banking	2,709	18	911	17

Commercial banking:
Commercial and multifamily real estate	1	2	3	2
Commercial and industrial	7	7	5	13

Total commercial lending	8	9	8	15
Small-ticket commercial real estate	0	0	3	2

Total commercial banking	8	9	11	17

Total	24,711	$82	21,659	$97

(1)

The regulatory regime in the U.K. requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows, as of March 31, 2013 and December 31, 2012. The table displays separately loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.

	March 31, 2013			December 31, 2012
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$37,124	$5,885	$31,239	$39,321	$6,195	$33,126

Carrying value(1)	$34,966	$3,872	$31,095	$37,109	$4,069	$33,040

(1)	Includes $58 million and $57 million of cumulative impairment recognized as of March 31, 2013 and December 31, 2012, respectively.

Changes in Accretable Yield

We increased the allowance related to these loans by $1 million for the three months ended March 31, 2013. We recorded impairment through our provision for credit losses of $1 million and $13 million for the first three months of 2013 and 2012, respectively. The cumulative impairment recognized on these totaled $58 million and $57 million as of March 31, 2013 and December 31, 2012, respectively.

The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:

(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2011	$1,752	$1,566	$186
Acquired loans accretable yield(1)	5,616	306	5,310
Accretion recognized in earnings	(1,316)	(390)	(926)
Reclassifications from nonaccretable difference for loans with improving cash flows(2) (3)	860	448	412
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(704)	(31)	(673)

Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309

Accretion recognized in earnings	(300)	(100)	(200)
Reclassifications from nonaccretable difference for loans with improving cash flows(2)	100	94	6
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(174)	(31)	(143)

Accretable yield as of March 31, 2013	$5,834	$1,862	$3,972

(1)	Includes revised acquisition date accretable yield for ING Direct acquired loans.
(2)	Represents increases in accretable yields for those pools with increases that are primarily the result of improved credit performance.
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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $303.2 billion and $298.9 billion as of March 31, 2013 and December 31, 2012, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $18.2 billion and $17.5 billion as of March 31, 2013 and December 31, 2012, respectively.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities on our consolidated balance sheets. Our reserve for unfunded loan commitments and letters of credit was $85 million and $35 million as of March 31, 2013 and December 31, 2012, respectively. See “Note 5—Allowance for Loan and Lease Losses” below for additional information.

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES

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

In the first quarter of 2013, we changed our process for estimating the allowance and reserve for unfunded lending commitments for our commercial loan portfolio. First, we extended our internal historical credit loss experience period back to at least 2008 and incorporated external industry loss data over a longer horizon to derive our loss estimates. We previously generally used the most recent three-year period of internal historical loss experience to derive our loss estimates. Second, we incorporated more borrower-specific and loan-specific risk factors into our analysis and established a statistically-based internal risk rating system. Based on this statistically-based risk rating system, we now apply an estimated probability of default and loss given default for nearly each loan in our portfolio to derive the total loss estimate for our commercial loan portfolio. These changes, which were supplemented by management judgment, resulted in a net increase in the combined allowance losses and reserve for unfunded lending commitments of $37 million as of March 31, 2013 and a corresponding increase in the provision for credit losses of $37 million in the first quarter of 2013. The gross impact of these changes resulted in a decrease in the allowance of $2 million and an increase in the reserve for

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

unfunded lending commitments of $39 million as of March 31, 2013. We do not expect these changes to have a material future impact on our allowance and reserve for unfunded lending commitments for our commercial loan portfolio.

See “Note 1—Summary of Significant Accounting Policies” of our 2012 Form 10-K” for further discussion on the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191
Provision for credit losses	743	164	(6)	17	175	(85)	2	835	50	885
Charge-offs	(1,262)	(182)	(7)	(25)	(214)	(12)	(8)	(1,496)	0	(1,496)
Recoveries	340	60	3	8	71	5	1	417	0	417

Net charge-offs	(922)	(122)	(4)	(17)	(143)	(7)	(7)	(1,079)	0	(1,079)
Other changes	(306)	0	0	0	0	1	(1)	(306)	0	(306)

Balance as of March 31, 2013	$3,494	$528	$103	$112	$743	$342	$27	$4,606	$85	$4,691

	Three Months Ended March 31, 2012
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses	459	147	19	8	174	(63)	9	579	(6)	573
Charge-offs	(955)	(140)	(24)	(20)	(184)	(36)	(11)	(1,186)	0	(1,186)
Recoveries	309	61	9	6	76	20	1	406	0	406

Net charge-offs	(646)	(79)	(15)	(14)	(108)	(16)	(10)	(780)	0	(780)
Other changes	11	0	0	0	0	0	0	11	0	11

Balance as of March 31, 2012	$2,671	$459	$102	$157	$718	$636	$35	$4,060	$60	$4,120

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$3,167	$510	$36	$100	$646	$298	$27	$4,138
Asset-specific(2)	327	18	13	11	42	41	0	410
Acquired loans(3)	0	0	54	1	55	3	0	58

Total allowance for loan and lease losses	$3,494	$528	$103	$112	$743	$342	$27	$4,606

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$77,354	$27,601	$7,437	$3,609	$38,647	$38,283	$134	$154,418
Asset-specific(2)	839	326	168	95	589	544	0	1,972
Acquired loans(3)	204	13	34,326	38	34,377	323	39	34,943

Total held-for-investment loans	$78,397	$27,940	$41,931	$3,742	$73,613	$39,150	$173	$191,333

Allowance as a percentage of period-end held-for-investment loans	4.46%	1.89%	0.25%	2.99%	1.01%	0.87%	15.61%	2.41%

	December 31, 2012
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$3,648	$466	$47	$104	$617	$376	$32	$4,673
Asset-specific(2)	331	20	13	7	40	54	1	426
Acquired loans(3)	0	0	53	1	54	3	0	57

Total allowance for loan and lease losses	$3,979	$486	$113	$112	$711	$433	$33	$5,156

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$90,594	$26,778	$7,552	$3,774	$38,104	$37,923	$154	$166,775
Asset-specific(2)	873	328	145	96	569	538	0	1,980
Acquired loans(3)	288	17	36,403	34	36,454	359	33	37,134

Total held-for-investment loans	$91,755	$27,123	$44,100	$3,904	$75,127	$38,820	$187	$205,889

Allowance as a percentage of period-end held-for-investment loans	4.34%	1.79%	0.26%	2.87%	0.95%	1.12%	17.65%	2.50%

(1)

The component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation. The component of the allowance for commercial loans, which we collectively evaluate for impairment, is based on historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgment and interpretation.

(2)

The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan.

(3)	The acquired loans component of the allowance is accounted for based on expected cash flows. See “Note 4—Loans” for details on these loans.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 6—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

In the normal course of business, we enter into various types of transactions with entities that are considered to be VIEs. Historically, our primary involvement with VIEs has been related to our securitization transactions in which we transferred assets from our balance sheet to securitization trusts. These securitization trusts typically meet the definition of a VIE. We have generally securitized credit card loans, auto loans, home loans and installment loans, which have provided a source of funding for us and enabled us to transfer a certain portion of the economic risk of the loans or debt securities to third parties.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The vast majority of the VIEs in which we are involved have been consolidated in our financial statements.

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of March 31, 2013 and December 31, 2012. We separately present information for consolidated and unconsolidated VIEs.

For consolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets. The assets of consolidated VIEs primarily consist of cash and loans, which we report on our consolidated balance sheets under restricted cash and restricted loans, respectively, for securitization investors. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of our company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs became worthless and we were required to meet our maximum remaining funding obligations.

	March 31, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(4)
Securitization-related VIEs:
Credit card loan securitizations(1)	$41,629	$12,756	$0	$0	$0
Home loan securitizations(2) (3)	38	34	201	17	225
Other asset securitizations(1)	0	0	0	0	0

Total securitization-related VIEs	41,667	12,790	201	17	225

Other VIEs:
Affordable housing entities	0	0	2,473	380	2,473
Entities that provide capital to low-income and rural communities	388	97	6	4	6
Other	1	0	110	0	110

Total other VIEs	389	97	2,589	384	2,589

Total VIEs	$42,056	$12,887	$2,790	$401	$2,814

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(4)
Securitization-related VIEs:
Credit card loan securitizations(1)	$44,238	$13,488	$0	$0	$0
Home loan securitizations(2) (3)	41	38	212	17	237
Other asset securitizations(1)	19	19	0	0	0

Total securitization-related VIEs	44,298	13,545	212	17	237

Other VIEs:
Affordable housing entities	0	0	2,390	414	2,390
Entities that provide capital to low-income and rural communities	375	88	6	4	6
Other	1	0	201	86	201

Total other VIEs	376	88	2,597	504	2,597

Total VIEs	$44,674	$13,633	$2,809	$521	$2,834

(1)	Represents the gross assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.
(2)

The carrying amount of assets of non-consolidated securitization-related VIEs consists of retained interests associated with the securitization of option-adjustable rate mortgage loans (“option-arms”) and letters of credit related to manufactured housing securitizations. These are reported on our consolidated balance sheets under other assets.

(3)

The carrying amount of liabilities of non-consolidated securitization-related VIEs is comprised of obligations on certain swap agreements associated with the securitization of manufactured housing loans.

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

Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We also may be required to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the securitization-related VIEs in which we had continuing involvement as of March 31, 2013 and December 31, 2012:

	Non-Mortgage		Mortgage
(Dollars in millions)	Credit Card	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
March 31, 2013:
Securities held by third-party investors	$11,011	$0	$2,616		$147		$1,086
Receivables in the trust	40,612	0	2,706		140		1,093
Cash balance of spread or reserve accounts	0	0	8		0		159
Retained interests	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No		Yes	(2)	No
December 31, 2012:
Securities held by third-party investors	$11,347	$13	$2,702		$158		$1,117
Receivables in the trust	43,811	19	2,794		151		1,123
Cash balance of spread or reserve accounts	0	0	8		0		164
Retained interests	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	(1)	Yes	(1)	No	(3)
Amortization event(4)	No	No	No		Yes	(2)	No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	See the information below regarding our on-going involvement in the GreenPoint Home Equity Line of Credit (“HELOC”) securitizations.
(3)	The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Capital One being the Master Servicer.
(4)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of March 31, 2013 and December 31, 2012, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 6—Variable Interest Entities and Securitizations” of our 2012 Form 10-K.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.6 billion and $2.7 billion as of March 31, 2013 and December 31, 2012, respectively.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. As of March 31, 2013 we funded $29 million in advances, which are generally expensed as funded. We also have unfunded commitments of $8 million related to those interests for both our consolidated and non-consolidated VIEs as of March 31, 2013.

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

We were required to fund letters of credit in 2004 to cover losses and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $159 million and $164 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the expected residual balances on the funded letters of credit was $38 million and $50 million as of March 31, 2013 and December 31, 2012, respectively, and is included in other assets on the consolidated balance sheets.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.1 billion as of March 31, 2013 and December 31, 2012. In the event the third party servicer does not fulfill on its option to exercise the clean-up calls on certain transactions, the option reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. As of March 31, 2013 and December 31, 2012 our interests consisted of assets of approximately $2.5 billion and $2.4 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and was $2.5 billion as of March 31, 2013. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs as of March 31, 2013 and December 31, 2012 were approximately $8.0 billion and $7.7 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated as of March 31, 2013 and as of December 31, 2012 totaled approximately $388 million and $375 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate as of March 31, 2013 and December 31, 2012 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of March 31, 2013. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other

We have a variable interest in Capital One Financial Advisors, LLC which we consolidate as we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The assets of the VIE that we consolidated totaled approximately $1 million as of March 31, 2013 and December 31, 2012. The assets are consolidated in our balance sheet in cash and other assets.

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $242 million and $255 million as of March 31, 2013 and December 31, 2012, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $109 million and $114 million as of March 31, 2013 and December 31, 2012, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $109 million as of March 31, 2013. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets subject to amortization as of March 31, 2013 and December 31, 2012. Goodwill is presented separately on our consolidated balance sheets. Other intangible assets are included in other assets on our consolidated balance sheets.

Components of Goodwill and Other Intangible Assets

	March 31, 2013				December 31, 2012
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization		Net Carrying Value	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
Unamortized intangible assets:
Goodwill	$13,900	$	NA	$13,900	$13,904	$	NA	$13,904

Amortized intangible assets:
Purchased credit card relationship intangibles(1)	2,126		(467)	1,659	2,242		(378)	1,864
Core deposit intangibles	1,771		(1,320)	451	1,771		(1,275)	496
Other(2)	336		(142)	194	354		(143)	211

Total amortized intangible assets	$4,233		$(1,929)	$2,304	$4,367		$(1,796)	$2,571

(1)

Includes purchased credit card relationship intangibles attributable to the 2012 U.S. card acquisition with a net carrying value of $1.6 billion and $1.8 billion as of March 31, 2013 and December 31, 2012, respectively. During the first quarter of 2013, purchased credit card relationship intangibles with a net carrying value of $89 million related to the Best Buy loan portfolio were reclassified as held for sale.

(2)	Consists of brokerage relations intangibles, partnership and other contract intangibles, trade mark/name intangibles and other intangibles.

Amortization expense for amortized intangible assets, which is presented separately on our consolidated statements of income, totaled $177 million and $62 million for the three months ended March 31, 2013 and 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Goodwill Attributable to Business Segments

The following table presents goodwill attributable to each of our business segments as of March 31, 2013 and December 31, 2012.

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2012	$5,003	$4,583	$4,318	$13,904
Acquisitions	0	3	0	3
Other adjustments	(7)	0	0	(7)

Balance as of March 31, 2013	$4,996	$4,586	$4,318	$13,900

NOTE 8—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of March 31, 2013, we had $191.1 billion in interest-bearing deposits, of which $4.3 billion represented large denomination certificates of $100,000 or more. As of December 31, 2012, we had $190.0 billion in interest-bearing deposits, of which $4.5 billion represents large denomination certificates of $100,000 or more.

Securitized Debt Obligations

As of March 31, 2013, we had $11.0 billion of securitized debt obligations outstanding, including $17 million in fair value hedging losses. As of December 31, 2012 we had $11.4 billion of securitized debt obligations outstanding, including $22 million in fair value hedging losses. The decrease primarily reflected planned reductions of the long-term debt within our credit card securitization as maturities outpaced our first credit card securitization transaction since 2009, in which we issued $750 million of 3-year, AAA-rated fixed-rate notes from our credit card securitization trust.

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

Senior and Subordinated Notes

As of March 31, 2013, we had $13.3 billion of senior and subordinated notes outstanding, net of a fair value hedging loss of $576 million. As of December 31, 2012, we had $12.7 billion of senior and subordinated notes outstanding, net of a fair value hedging loss of $857 million. During the first quarter of 2013, we issued $850 million of long-term senior unsecured debt. The offering of senior notes included $250 million of floating-rate debt due 2016 and $600 million of fixed-debt rate due 2018.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In the first quarter of 2013, we also exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due 2023 and cash of $209 million. The exchange was accounted for as a modification of debt.

See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Junior Subordinated Debentures

In the first quarter of 2013, in connection with our redemption of our trust preferred securities, we redeemed our junior subordinated debt with an aggregate carrying value of $3.65 billion, resulting in a $65 million loss on extinguishment of debt.

FHLB Advances

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock which totaled $819 million and $1.3 billion as of March 31, 2013 and December 31, 2012, respectively, and is included in other assets on our consolidated balance sheets.

We had outstanding FHLB advances, which were secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $12.3 billion and $20.9 billion as of March 31, 2013 and December 31, 2012, respectively.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of March 31, 2013 and December 31, 2012. Our total short-term borrowings consist of federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

(Dollars in millions)	March 31, 2013	December 31, 2012
Deposits:
Non-interest bearing deposits	$21,317	$22,467
Interest-bearing deposits	191,093	190,018

Total deposits	$212,410	$212,485

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$855	$1,248
FHLB advances	11,301	19,900

Total short-term borrowings	$12,156	$21,148

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2013
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate		December 31, 2012
Long-term debt:
Securitized debt obligations	2013 - 2030	0.24% - 6.40%	1.76%	$11,046	$11,398
Senior and subordinated notes:
Fixed unsecured senior debt	2013 - 2021	1.00% - 7.38%	4.19%	9,175	8,623
Floating unsecured senior debt	2014 - 2016	0.73% - 1.45%	1.04%	750	500

Total unsecured senior debt			3.94%	9,925	9,123
Fixed unsecured subordinated debt	2013 - 2023	3.38% - 8.80%	5.21%	3,330	3,563

Total senior and subordinated notes				13,255	12,686
Other long-term borrowings:
Fixed junior subordinated debt	N/A	N/A	N/A	0	3,641
FHLB advances	2013 - 2023	0.36% - 6.88%	0.85%	1,035	1,037

Total other long-term borrowings				1,035	4,678
Total long-term debt				$25,336	$28,762

Total short-term borrowings and long-term debt				$37,492	$49,910

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$1
FHLB advances	11	1

Total short-term borrowings	11	2

Long-term debt:
Securitized debt obligations	56	80
Senior and subordinated notes:
Unsecured senior debt	56	58
Unsecured subordinated debt	26	30

Total senior and subordinated notes	82	88

Other long-term borrowings:
Junior subordinated debt	1	79
FHLB advances	2	3
Other	3	2

Total long-term debt	144	252

Total short-term borrowings and long-term debt	$155	$254

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging activities. The outstanding notional amount of our derivative contracts totaled $59.6 billion as of March 31, 2013, compared with $57.8 billion as of December 31, 2012. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.6 billion and $370 million, respectively, as of March 31, 2013, compared with $1.8 billion and $400 million, respectively, as of December 31, 2012.

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

•

Fair Value Hedges: We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

to interest rate risk on various fixed rate senior notes, subordinated notes, securitization debt, and brokered certificates of deposits. These hedges have maturities through 2023 and have the effect of converting some of our fixed rate debt and deposits to variable rate.

•

Cash Flow Hedges: We designate derivatives as cash flow hedges to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions occur. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges consist of interest rate swaps that are intended to hedge the variability in interest payments on some of our variable rate assets through 2018. These hedges have the effect of converting some of our variable rate assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings.

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

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of March 31, 2013 and December 31, 2012. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2013			December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$17,081	$717	$0	$15,902	$1,020	$0
Cash flow interest rate contracts	13,025	98	19	13,025	116	14

Total interest rate contracts	30,106	815	19	28,927	1,136	14

Foreign exchange contracts:
Cash flow foreign exchange contracts	4,844	102	7	5,212	18	40

Total foreign exchange contracts	4,844	102	7	5,212	18	40

Total derivatives designated as accounting hedges	34,950	917	26	34,139	1,154	54

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	150	11	0	147	12	2
Customer accommodation	19,943	444	244	18,900	479	273
Other interest rate exposures	2,345	41	20	2,553	45	22

Total interest rate contracts	22,438	496	264	21,600	536	297

Foreign exchange contracts	1,322	172	68	1,372	158	46
Other contracts	850	0	12	701	0	3

Total derivatives not designated as accounting hedges	24,610	668	344	23,673	694	346

Total derivatives	$59,560	$1,585	$370	$57,812	$1,848	$400

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We present the derivative assets and liabilities and repurchase agreements as gross amounts in our consolidated balance sheet. The following tables summarize gross and net information about our derivative transactions and repurchase agreements subject to legally enforceable master netting agreements and the corresponding collateral received or pledged.

				Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Received		Net Amount
As of March 31, 2013
Derivatives	$1,585	$0	$1,585	$(173)	$(956	)(1)	$456	(2)

Total	$1,585	$0	$1,585	$(173)	$(956)		$456

				Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged		Net Amount
As of March 31, 2013
Derivatives	$370	$0	$370	$(173)	$(93	)(1)	$104
Repurchase, securities lending, and similar arrangements	726	0	726	0	(726)		0

Total	$1,096	$0	$1,096	$(173)	$(819)		$104

				Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Received		Net Amount
As of December 31, 2012
Derivatives	$1,848	$0	$1,848	$(220)	$(1,160	)(1)	$468	(2)

Total	$1,848	$0	$1,848	$(220)	$(1,160)		$468

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

					Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in millions)	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged		Net Amount
As of December 31, 2012
Derivatives	$400	(1)	$0	$400	$(220)	$(98	)(1)	$82
Repurchase, securities lending, and similar arrangements	1,235		0	1,235	0	(1,235)		0

Total	$1,635		$0	$1,635	$(220)	$(1,333)		$82

(1)	When we receive or pledge collateral, we factor in accrued interest when calculating net positions with counterparties.
(2)

The majority of the net asset position relates to customer swaps. Customer swaps are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

Under our existing enforceable master netting arrangements, we have the right to offset contracts with the same counterparty. Under these arrangements, either counterparty can request the net settlement of all contracts through a single payment upon default on or termination of any one contract.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and the related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Derivatives designated as accounting hedges(1):
Fair value interest rate contracts:
Gain (loss) recognized in earnings on derivatives	$(95)	$(68)
Gain (loss) recognized in earnings on hedged items	90	59

Net fair value hedge ineffectiveness gain (loss)	(5)	(9)

Derivatives not designated as accounting hedges(1):
Interest rate contracts covering:
MSRs	0	(2)
Customer accommodation	9	11
Other interest rate exposures	(1)	(81)

Total	8	(72)

Foreign exchange contracts	(2)	(13)
Other contracts(1)	(11)	(1)

Total gain (loss) on derivatives not designated as accounting hedges	(5)	(86)
Net derivatives gain (loss) recognized in earnings	$(10)	$(95)

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Gain (loss) recorded in AOCI:(1)
Cash flow hedges:
Interest rate contracts	$(1)	$6
Foreign exchange contracts	(5)	(6)

Subtotal	(6)	0

Net derivatives gain (loss) recognized in AOCI	$(6)	$0

Gain (loss) recorded in earnings:
Cash flow hedges:
Gain (loss) reclassified from AOCI into earnings:
Interest rate contracts(2)	$12	$9
Foreign exchange contracts(3)	(5)	(6)

Subtotal	7	3

Gain (loss) recognized in earnings due to ineffectiveness:
Interest rate contracts(3)	0	0
Foreign exchange contracts(3)	0	0

Subtotal	0	0

Net derivatives gain (loss) recognized in earnings	$7	$3

(1)	Amounts represent the effective portion.
(2)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(3)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $67.4 million recorded in AOCI as of March 31, 2013, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of March 31, 2013. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $10 million and $7 million as of March 31, 2013 and December 31, 2012, respectively. We were required to post collateral, consisting of a combination of cash and securities, totaling $101 million and $109 million as of March 31, 2013 and December 31, 2012, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional collateral of $2 million and $4 million as of March 31, 2013 and December 31, 2012, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $558 million and $922 million as of March 31, 2013 and December 31, 2012, respectively. We also received securities from derivatives counterparties totaling $398 million and $239 million as of March 31, 2013 and December 31, 2012, respectively, which we have the ability to repledge. We posted cash collateral of $103 million and $111 million as of March 31, 2013 and December 31, 2012, respectively. The portion of this collateral that related to our derivative transactions was $93 million and $98 million as of March 31, 2013 and December 31, 2012, respectively.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $8 million and $9 million as of March 31, 2013 and December 31, 2012, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million as of March 31, 2013 and December 31, 2012, respectively.

NOTE 10—STOCKHOLDERS’ EQUITY

The following table presents the components of accumulated other comprehensive income as of March 31, 2013 and December 31, 2012, as well as the current period activity related to our other comprehensive income. AOCI is presented net of deferred tax of $358 million and $443 million, as of March 31, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Change in AOCI Gain (Loss) by Component (Net of Tax)

	Three Months Ended March 31, 2013
(Dollars in millions)	Net Unrealized Gains (Losses) on Securities Available for Sale	Other-than- Temporary Impairment	Net Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2012	$708	$(5)	$45	$32	$(41)	$739
Other comprehensive income/(loss) before reclassifications	(157)	28	(6)	(125)	0	(260)
Amounts reclassified from AOCI	(1)	0	(7)	0	2	(6)

Net current period other comprehensive income (loss)	(158)	28	(13)	(125)	2	(266)

AOCI as of March 31, 2013	$550	$23	$32	$(93)	$(39)	$473

Reclassifications Out of AOCI

	Three Months Ended March 31, 2013
(Dollars in millions)	Amount Reclassified from AOCI	Affected Income Statement Line Item
Net unrealized gains (losses) on securities available for sale:
Sale of available for sale securities	$2	Other - Non-interest income
	1	Income tax provision

	1	Net income
Net unrealized gains on cash flow hedges:
Interest rate contracts	20	Other - Non-interest income
Foreign exchange contracts	(8)	Other - Non-interest expense

	12
	5	Income tax provision

	7	Net income
Other:
Other	(3)	Salaries and associate benefits
	(1)	Income tax provision

	(2)	Net income

Total reclassifications	$6

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below summarizes other comprehensive income activity and the related tax impact for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(254)	$(96)	$(158)	$(10)	$(4)	$(6)
Other-than-temporary impairment not recognized in earnings	45	17	28	54	20	34
Net unrealized gains (losses) on cash flow hedges	(21)	(8)	(13)	1	0	1
Foreign currency translation adjustments	(125)	0	(125)	55	0	55
Other	4	2	2	0	0	0

Other comprehensive income (loss)	$(351)	$(85)	$(266)	$100	$16	$84

NOTE 11—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2013	2012
Basic earnings per share
Income from continuing operations, net of tax	$1,144	$1,505
Loss from discontinued operations, net of tax	(78)	(102)

Net income	1,066	1,403
Dividends and undistributed earnings allocated to participating securities(1)	(5)	(7)
Preferred stock dividends	(13)	0

Net income available to common stockholders	$1,048	$1,396

Total weighted-average basic shares outstanding	581	509

Net income per share	$1.81	$2.74

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2013	2012
Diluted earnings per share(2)
Net income available to common stockholders	$1,048	$1,396

Total weighted-average basic shares outstanding	581	509
Stock options, warrants, contingently issuable shares, and other	5	4

Total weighted-average diluted shares outstanding	586	513

Net income per share	$1.79	$2.72

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 6 million and 9 million of awards, options or warrants, for the three months ended March 31, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of March 31, 2013 and December 31, 2012.

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

The following table displays our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2013
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,046	$0	$0	$1,046
U.S. agency debt obligations	0	301	0	301
Corporate debt securities guaranteed by U.S. government agencies	0	360	768	1,128
Residential mortgage-backed securities	0	43,127	1,490	44,617
Commercial mortgage-backed securities	0	7,419	704	8,123
Other asset-backed securities	0	7,286	71	7,357
Other	139	1,241	16	1,396

Total securities available for sale	1,185	59,734	3,049	63,968
Other assets:
Mortgage servicing rights	0	0	58	58
Derivative assets(1)(2)	0	1,502	83	1,585
Retained interests in securitizations and other	0	0	201	201

Total assets	$1,185	$61,236	$3,391	$65,812

Liabilities
Other liabilities:
Derivative liabilities(1)(2)	$1	$327	$42	$370

Total liabilities	$1	$327	$42	$370

	December 31, 2012
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,552	$0	$0	$1,552
U.S. agency debt obligations	0	302	0	302
Corporate debt securities guaranteed by U.S. government agencies	0	362	650	1,012
Residential mortgage-backed securities	0	42,538	1,335	43,873
Commercial mortgage-backed securities	0	7,042	587	7,629
Other asset-backed securities	0	8,356	102	8,458
Other	145	993	15	1,153

Total securities available for sale	1,697	59,593	2,689	63,979
Other assets:
Mortgage servicing rights	0	0	55	55
Derivative assets(1)(2)	1	1,757	90	1,848
Retained interests in securitizations and other	0	0	204	204

Total assets	$1,698	$61,350	$3,038	$66,086

Liabilities
Other liabilities:
Derivative liabilities(1)(2)	$1	$361	$38	$400

Total liabilities	$1	$361	$38	$400

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

(2)

Does not reflect $8 million and $9 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2013 and December 31, 2012, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the first quarter of 2013, we had minimal movements between Levels 1 and 2.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2013
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2013(3)
(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2013
Assets:
Securities available-for-sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$1	$88	$0	$0	$(10)	$39	$0	$768	$0
Residential mortgage-backed securities	1,335	(9)	76	98	0	0	(56)	269	(223)	1,490	(9)
Commercial mortgage-backed securities	587	0	(7)	381	0	0	(19)	49	(287)	704	0
Other asset-backed securities	102	(1)	9	0	(41)	0	(1)	6	(3)	71	(1)
Other	15	0	0	0	0	0	0	1	0	16	0

Total securities available for sale	2,689	(10)	79	567	(41)	0	(86)	364	(513)	3,049	(10)
Other assets:
Mortgage servicing rights	55	2	0	0	0	2	(1)	0	0	58	2
Derivative assets	90	0	0	0	0	1	(6)	0	(2)	83	0
Retained interest in securitizations and other	204	(3)	0	0	0	0	0	0	0	201	(3)
Liabilities:
Other liabilities:
Derivative liabilities	38	9	0	0	0	0	(4)	0	(1)	42	9

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2012
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2012(3)
(Dollars in millions)	Balance, January 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2012
Assets:
Securities available-for-sale:
Residential mortgage-backed securities	$195	$(10)	$(26)	$2,279	$(640)	$0	$(16)	$98	$(59)	$1,821	$(10)
Commercial mortgage-backed securities	274	4	3	297	(76)	0	(3)	13	(125)	387	0
Other asset-backed securities	32	0	5	105	0	0	(2)	132	(31)	241	4
Other	12	0	0	0	0	0	(5)	6	(6)	7	0

Total securities available-for-sale	513	(6)	(18)	2,681	(716)	0	(26)	249	(221)	2,456	(6)
Other assets:
Mortgage servicing rights	93	1	0	0	0	4	(3)	0	0	95	1
Derivative assets	103	(3)	0	0	0	2	(49)	13	(1)	65	(3)
Retained interest in securitization and other	145	(5)	0	0	0	0	0	0	0	140	(5)
Liabilities:
Other liabilities
Derivative liabilities	279	(5)	0	0	0	32	(259)	(8)	(3)	36	(5)

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

(2)

The transfers out of Level 3 for the quarters ended March 31, 2013 and 2012 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

(3)

The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for available-for-sale securities, accretion on certain fixed maturity securities, change in fair value of derivative instruments and mortgage servicing rights. The impairments are reported in total other-than-temporary losses as a component of non-interest income.

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

Our Valuations Group performs periodic independent verification of fair value measurements by using independent analytics and other available market data to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the Valuations Group include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The Valuations Group periodically evaluates alternative methodologies and recommends improvements to valuation techniques. We perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation. Additionally, when necessary, we challenge prices from third party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for a transparency of the assumptions used by the third party.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:

Securities available for sale:

Residential mortgage-backed securities	$1,490	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-25% 0-28% 0-22% 0-75%	5% 6% 9% 51%

Commercial mortgage-backed securities	704	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-3% 0-6%	2% 1%

Other asset-backed securities	71	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	4-23% 0-7% 3-28% 46-88%	5% 3% 14% 70%

U.S. government guaranteed debt and other	784	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	0-2% N/A	2% N/A
Other assets:

Mortgage servicing rights	58	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	10.08-32.52% 9.96-21.10% $82-$852	18.68% 12.91% $295

Derivative assets	83	Discounted cash flows	Swap rates	2.01-2.79%	2.67%

Retained interests in securitization and other	201	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	33-87 1.22-15.00% 3.56-13.57% 1.98-9.82% 18.33-86.34%	71 6.02% 13.22% 6.42% 29.26%
Liabilities:
Other liabilities:

Derivative liabilities	42	Discounted cash flows	Swap rates	2.01-2.75%	2.62%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2012	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:

Securities available for sale:

Residential mortgage-backed securities	$1,335	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-24% 0-26% 0-21% 4-75%	5% 6% 9% 52%

Commercial mortgage-backed securities	587	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-3% 0-15%	2% 11%

Other asset-backed securities	102	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-24% 0-5% 1-28% 46-88%	4% 2% 15% 72%

U.S. government guaranteed debt and other	665	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% N/A	2% N/A
Other assets:

Mortgage servicing rights	55	Discounted cash flows	Constant prepayment rate Discount rate Servicing cost ($ per loan)	11.77-32.99% 9.95-37.88% $81-$864	19.37% 12.66% $302

Derivative assets	90	Discounted cash flows	Swap rates	1.82-2.59%	2.46%

Retained interests in securitization and other	204	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate	29-243 1.25-22.21% 2.90-13.57%	66 13.52% 12.70%
Liabilities:
Other liabilities:

Derivative liabilities	38	Discounted cash flows	Swap rates	1.82-2.55%	2.42%

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Loans Held For Investment, Net

Loans held for investment that are individually impaired are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. Due to the use of unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for loans held for investment are recorded in provision for credit losses in the consolidated statement of income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the carrying amounts of all assets that were still held as of March 31, 2013 and December 31, 2012, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.

	March 31, 2013
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$35	$0	$35	N/A	N/A	N/A	N/A
Loans held for investment	0	0	41	41	Appraisal Value	Non-recoverable rate	0-16%	11%
Foreclosed property(1)	0	0	79	79	Appraisal Value	Cost to Sell	10-14%	10%
Other(2)	0	0	1	1	Appraisal Value	Cost to Sell	6%	6%

Total	$0	$35	$121	$156

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
(Dollars in millions)	Level 1	Level 2	Level 3
Assets
Loans held for sale	$0	$201	$0	$201	N/A	N/A	N/A	N/A
Loans held for investment	0	0	162	162	Appraisal Value	Non-recoverable rate	0-100%	13%
Foreclosed property(1)	0	0	50	50	Appraisal Value	Cost to Sell	10-14%	11%
Other(2)	0	0	59	59	Appraisal Value	Cost to Sell	6%	6%

Total	$0	$201	$271	$472

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2013 and 2012.

	Total Gains (Losses) Three Months Ended March 31,
(Dollars in millions)	2013	2012
Assets
Loans held for sale	$0	$16
Loans held for investment	(10)	(25)
Foreclosed property(1)	(2)	(8)
Other(2)	0	(2)

Total	$(12)	$(19)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Consists of long lived assets classified as held for sale.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the condensed consolidated balance sheets at fair value, as of March 31, 2013 and December 31, 2012:

	March 31, 2013		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,746	$6,746	$6,746	$0	$0
Restricted cash for securitization investors	1,018	1,018	1,018	0	0
Securities available for sale	63,968	63,968	1,185	59,734	3,049
Loans held for sale	6,410	6,627	0	6,627	0
Net loans held for investment	186,727	191,297	0	0	191,297
Interest receivable	1,378	1,378	0	1,378	0
Derivative assets	1,585	1,585	0	1,502	83
Mortgage servicing rights	58	58	0	0	58

Financial liabilities
Non-interest bearing deposits	$21,317	$21,317	$21,317	$0	$0
Interest-bearing deposits	191,093	190,864	0	20,842	170,022
Securitized debt obligations	11,046	11,216	0	10,894	322
Senior and subordinated notes	13,255	13,875	0	13,875	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	855	855	855	0	0
Other borrowings	12,336	12,347	0	12,347	0
Interest payable	310	310	0	310	0
Derivative liabilities	370	370	1	327	42

	December 31, 2012		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,058	$11,058	$11,058	$0	$0
Restricted cash for securitization investors	428	428	428	0	0
Securities available for sale	63,979	63,979	1,697	59,593	2,689
Loans held for sale	201	201	0	201	0
Net loans held for investment	200,733	205,000	0	0	205,000
Interest receivable	1,694	1,694	0	1,694	0
Derivatives	1,848	1,848	1	1,757	90
Mortgage servicing rights	55	55	0	0	55

Financial liabilities
Non-interest bearing deposits	$22,467	$22,467	$22,467	$0	$0
Interest-bearing deposits	190,018	189,423	0	22,216	167,207
Securitized debt obligations	11,398	11,590	0	11,252	338
Senior and subordinated notes	12,686	13,312	0	13,312	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,248	1,248	1,248	0	0
Other borrowings	24,578	24,616	346	24,215	55
Interest payable	450	450	0	450	0
Derivatives	400	400	1	361	38

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2013 and December 31, 2012. We applied the fair value provisions, to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

There was little change in the market value of our portfolio holdings as of March 31, 2013, compared with December 31, 2012 due to the offsetting effect of higher interest rates and reduced risk premiums.

Loans Held For Sale

We determined the fair value of the Best Buy loan portfolio, which was transferred to held for sale, based upon the purchase price specified in the purchase and sale agreement, which is deemed to be representative of a market price. See “Note 4—Loans” for further discussion on the Best Buy portfolio transferred to held for sale from held for investment in the first quarter of 2013. Our estimation of the fair value of the remaining loans classified as held for sale was determined using current secondary market prices for loan pools with similar characteristics. The carrying amount of these remaining loans held for sale as of March 31, 2013 and December 31, 2012 approximates fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The increase in fair value above carrying amount as of March 31, 2013 was primarily due to a tightening of liquidity spreads and improved credit performance noted in our mortgage and commercial loan portfolios.

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

Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances was determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms. We engage multiple third party pricing services in order to estimate the fair value of junior subordinated borrowings. The pricing service utilizes a pricing model that incorporates available trade information. It also incorporates available market and credit information into the pricing process. The increase in fair value of our other borrowings above carrying values at March 31, 2013 was primarily due to market interest rates being slightly lower than the interest rates on the debt we own.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

Commitments

We provide commitments that include extending credit and letters of credit. These financial instruments are generally not sold or traded. The fair values of the financial guarantees outstanding and included in other liabilities as of March 31, 2013 and December 31, 2012 were $3 million and $4 million, respectively. The estimated fair values of extensions of credit and letters of credit are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. As of March 31, 2013 and December 31, 2012, there was no material unrealized appreciation or depreciation on these financial instruments.

NOTE 13—BUSINESS SEGMENTS

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

Basis of Presentation

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management accounting and reporting process to derive our business segment results. Our internal management accounting and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and net fees are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched maturity method that takes into consideration market rates. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. The allocation process is unique to each business segment and acquired businesses. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2012 Form 10-K.

Segment Results and Reconciliation

The following tables present our business segment results for the three months ended March 31, 2013 and 2012, selected balance sheet data as of March 31, 2013 and December 31, 2012 and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period presentation.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended March 31, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,830	$1,478	$454	$(192)	$4,570
Non-interest income	821	181	84	(105)	981

Total net revenue	3,651	1,659	538	(297)	5,551
Provision for credit losses	743	175	(35)	2	885
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	116	0	0	0	116
Core deposit intangible amortization	0	37	7	0	44

Total amortization of intangibles	116	37	7	0	160

Other non-interest expense	1,732	853	251	32	2,868

Total non-interest expense	1,848	890	258	32	3,028

Income (loss) from continuing operations before income taxes	1,060	594	315	(331)	1,638
Income tax provision (benefit)	374	211	112	(203)	494

Income from continuing operations, net of tax	$686	$383	$203	$(128)	$1,144

	Three Months Ended March 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$1,992	$1,288	$431	$(297)	$3,414
Non-interest income	598	176	85	662	1,521

Total net revenue	2,590	1,464	516	365	4,935
Provision for credit losses	458	174	(69)	10	573
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	4	0	0	0	4
Core deposit intangible amortization	0	37	9	0	46

Total amortization of intangibles	4	37	9	0	50

Other non-interest expense	1,264	906	252	32	2,454

Total non-interest expense	1,268	943	261	32	2,504

Income from continuing operations before income taxes	864	347	324	323	1,858
Income tax provision (benefit)	298	123	114	(182)	353

Income from continuing operations, net of tax	$566	$224	$210	$505	$1,505

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Business Segment Loans Held for Investment and Deposits

The total loans held for investment and customer deposits attributable to each of our reportable business segments as of March 31, 2013 and December 31, 2012 are presented in the tables below.

	March 31, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$78,397	$73,613	$39,150	$173	$191,333
Total customer deposits	0	172,605	30,275	9,530	212,410

	December 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$91,755	$75,127	$38,820	$187	$205,889
Total customer deposits	0	172,396	29,866	10,223	212,485

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

We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $1.9 billion as of March 31, 2013 and December 31, 2012, respectively. The fair value of outstanding financial guarantees, which we include in other liabilities in our consolidated balance sheets, was $3 million as of March 31, 2013. These financial guarantees had expiration dates ranging from 2013 to 2018 as of March 31, 2013.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions totaled $30 million as of March 31, 2013. The actual payment amount related to $30 million will be determined as of September 30, 2013. We recognized expense related to contingent payment arrangements of $1 million during the first quarter of 2013. As such, we had a liability for contingent payments related to these arrangements of $30 million and $165 million as of March 31, 2013 and December 31, 2012, respectively. On January 4, 2013, we settled one of our existing contingent payment arrangements for $135 million.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Guarantees

We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GPC in 2000. Our maximum credit exposure related to these agreements totaled $19 million as of March 31, 2013 and December 31, 2012. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. Our recorded liability under these agreements was $17 million as of March 31, 2013 and December 31, 2012. See “Note 6—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Payment Protection Insurance

In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (“FSA”) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to PPI, which totaled $175 million and $220 million as of March 31, 2013 and December 31, 2012, respectively.

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

Each of these subsidiaries may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the then unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others). The subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The subsidiary is exposed to any losses on the repurchased loans after giving effect to any recoveries on the collateral. In some instances, rather than repurchase the loans, a subsidiary may agree to make cash payments to make an investor whole on losses or to settle repurchase claims, possibly including, claims for attorneys’ fees and interest. In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of certain breaches of representations and warranties.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated outstanding principal balance as of March 31, 2013 and December 31, 2012:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser (UPB is estimated)

	Unpaid Principal Balance
	March 31,	December 31,	Original Unpaid Principal Balance
(Dollars in billions)	2013	2012	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$4	$4	$11	$1	$4	$3	$3
Insured Securitizations	5	5	20	0	2	8	10
Uninsured Securitizations and Other	23	23	80	3	15	30	32

Total	$32	$32	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $20 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately 48% of the original principal balance was covered by the bond insurance. Further, approximately $16 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”), and the remaining approximately $4 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of a portion of the $80 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $48 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). An additional approximately $22 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Various known and unknown investors purchased $10 billion original principal balance of mortgage loans in this category.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $32 billion in unpaid principal balance remains outstanding as of March 31, 2013, approximately $18 billion in losses have been realized and approximately $8 billion in unpaid principal balance is at least 90 days delinquent. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The subsidiaries had open repurchase requests relating to approximately $2.6 billion original principal balance of mortgage loans as of March 31, 2013, compared with $2.4 billion as of December 31, 2012. As of March 31, 2013, the majority of new repurchase demands received over the last year and, as discussed below, the majority of our $994 million reserve relates to the $27 billion of original principal balance of mortgage loans originally sold to the GSEs or to Active Insured Securitizations. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2011	$176	$1,243	$672	$2,091
Gross new demands received	189	366	291	846
Loans repurchased/made whole	(233)	(3)	(138)	(374)
Demands rescinded	(75)	(30)	(40)	(145)
Reclassifications(2)	2	3	(4)	1

Open claims as of December 31, 2012	$59	$1,579	$781	$2,419

Gross new demands received	38	29	138	205
Loans repurchased/made whole	(5)	0	(2)	(7)
Demands rescinded	(24)	0	(4)	(28)

Open claims as of March 31, 2013	$68	$1,608	$913	$2,589

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

(2)

Represents adjustments to correct the counterparty category as of December 31, 2012 for amounts that were misclassified. The reclassification had no impact on the total pending repurchase requests; however, it resulted in an increase in open claims attributable to GSEs and Insured Securitizations and a decrease in open claims attributable to Uninsured Securitizations and Other.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes changes in our representation and warranty reserves for the three months ended March 31, 2013 and 2012, and for full year 2012:

Changes in Representation and Warranty Reserves

	Three Months Ended March 31,		Full Year
(Dollars in millions)	2013	2012	2012
Representation and warranty repurchase reserve, beginning of period(1)	$899	$943	$943
Provision for mortgage representation and warranty losses(2)	97	169	349
Net realized losses	(2)	(11)	(393)

Representation and warranty repurchase reserve, end of period(1)	$994	$1,101	$899

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty recognized in our condensed consolidated statements of income as a component of non-interest income was negative $10 million in the first quarter of 2013, compared with expense of $16 million in the first quarter of 2012. The pre-tax portion of the provision for mortgage representation and warranty recognized in our consolidated statements of income as a component of discontinued operations totaled $107 million and $153 million in the first quarter of 2013 and 2012, respectively.

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

	Reserve Liability
(Dollars in millions, except for loans sold)	March 31, 2013	December 31, 2012	Loans Sold 2005 to 2008(1)
Selected period-end data:
GSEs and Active Insured Securitizations	$827	$817	$27
Inactive Insured Securitizations and Others	167	82	84

Total	$994	$899	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes for each GSE, adjusted for any settlements, to estimate: (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases. We also rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests, and also includes anticipated repurchases resulting from mortgage insurance rescissions. Although our assumed future claims rate considers the most recent claims experience and actual repurchases, an increase in GSE claims and or repurchases could result in an increase in our reserve. We have entered into and completed repurchase or settlement agreements with respect to the majority of our exposure within this category.

For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach also reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In establishing litigation reserves for this category, we consider the current and future monoline insurer losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. In calculating our reserves, we have assumed we will pay at least a certain percentage of the monoline insurer’s losses, as alleged in each litigation. We rely on our own past monoline settlement ratios in addition to considering publicly available industry monoline settlement ratios to establish these calculations. We have observed court rulings against other mortgage originators that, if upheld on appeal, would create negative precedent for lawsuits involving our collateral; however, the probable impact of these specific rulings to our litigation reserves cannot be determined at this time. Our reserves with respect to the U.S. Bank Litigation, the DBSP Litigation, and the Ambac Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, such reserves are also contained within this category.

For the $4 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $48 billion original principal balance of mortgage loans in the Uninsured Securitizations category, we establish reserves for grounded claims by parties with standing (as determined by the controlling legal contracts), utilizing both our own experience and publicly available industry settlement information to estimate lifetime liability. In contrast with the bond insurers in Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can force a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Despite these legal and logistical hurdles, there is a risk that securitization trustees will pursue mortgage repurchase litigation unilaterally or in coordination with investors. There is also a risk that investors will be able to successfully pursue repurchase litigation independently and without the involvement of the trustee as a party. We do not believe these risks are probable of occurrence based on recent history, and as such we have not provided for such risks in our reserve. Some Uninsured Securitization investors from this category are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

For the $32 billion original principal balance of mortgage loans sold to private investors as whole loans, we establish reserves by relying on our historical and anticipated claims and repurchase rates to estimate lifetime liability.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The aggregate reserves for all three subsidiaries totaled $994 million as of March 31, 2013, compared with $899 million as of December 31, 2012. We recorded a total provision for mortgage representation and warranty losses for our representation and warranty repurchase exposure of $97 million in the first quarter of 2013, which was primarily driven by increased counterparty activity with respect to GreenPoint loans. During the quarter, we had settlements of repurchase requests totaling $2 million that were charged against the reserves.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2013 is approximately $2.7 billion, unchanged from our estimate of $2.7 billion as of December 31, 2012. The estimate as of March 31, 2013 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the US Bank Litigation, the DBSP Litigation, the Ambac Litigation, the LXS Trusts Litigation, and the FHLB of Boston Litigation.

In estimating reasonably possible future losses in excess of our current reserves, we assume a portion of the inactive securitizations become active and for all Insured Securitizations, we assume loss rates on the high end of those observed in monoline settlements or court rulings. For our remaining GSE exposures, Uninsured Securitizations and whole loan exposures, our reasonably possible risk estimates assume lifetime loss rates and claims rates at the highest levels of our past experience and also consider the limited instances of observed settlements. We do not assume claim rates or loss rates for these risk categories will be similar to those assumed for the Active Insured Securitizations, however, based on industry precedent. Should the number of claims or the loss rates on these claims increase significantly, our estimate of reasonably possible risk would increase materially. We also assume that we will resolve any loan repurchase requests relating to loans originated more than six years ago at a discount as compared to those originated within six years of a repurchase claim because of the pending legal arguments in various matters around the applicable statute of limitations.

Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. Our reserve and reasonably possible estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels, including, but not limited to: anticipated litigation outcomes; future repurchase and indemnification claim levels; securitization trustees pursuing mortgage repurchase litigation unilaterally or in coordination with investors; investors successfully pursuing repurchase litigation independently and without the involvement of the trustee as a party; ultimate repurchase and indemnification rates; future mortgage loan performance levels; actual recoveries on the collateral; and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the LXS Trusts Litigation, and the FHLB of Boston Litigation because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above, management currently estimates the reasonably possible future losses could be approximately $150 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. On July 13, 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. This agreement is contingent on final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement. The court is scheduled to consider final approval of the class settlement in September, 2013. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices.

As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2011 and December 31, 2012 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other things, that the defendants conspired to fix the merchant discount fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. The Court heard oral argument on plaintiffs’ motion for class certification in the Watson Litigation in April, 2013, and the parties await a ruling.

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including us. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. After numerous stays since 2009, the Ninth Circuit entered an order lifting the stay on August 29, 2012, and will now hear the appeal. The Ninth Circuit held oral argument on February 11, 2013, and the parties await the court’s decision.

Credit Card Interest Rate Litigation

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of COBNA in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleges in a putative class action that COBNA breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the California Unfair Competition Law (“UCL”) when it raised interest rates on certain credit card accounts. In May, 2012, the parties agreed to a California-only settlement for a non-material amount, and the Court stayed the case for all purposes except for approval of the settlement. On April 1, 2013, the court granted final approval of the class settlement, and Capital One will begin making payments required under the class settlement agreement.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs – Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. On February 28, 2012, the Court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”). In April, 2013, the First Department affirmed the dismissal of Syncora and CIFG from the case.

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

On May 30, June 29, and July 30, 2012, FHFA (acting as conservator for Freddie Mac) filed three summons with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by 9,594 loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. On January 25, 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

GreenPoint underwriting guidelines relating to 1,808 loans. (the “LXS Trusts Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest.

As noted above in the section entitled Potential Mortgage Representation & Warranty Liabilities, the Company’s subsidiaries establish reserves with respect to representation and warranty litigation matters, where appropriate, within the Company’s overall representation and warranty reserves. Please see above for more details.

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

SEC Investigation

Since July 2009, we have been providing documents and information in response to an inquiry by the Staff of the SEC. In the first quarter of 2010, the SEC issued a formal order of investigation with respect to this inquiry. Although the order, as is generally customary, authorized a broader inquiry by the Staff, the investigation focused largely on the loan loss reserves for our auto finance business for the second and third quarters of 2007. In April 2013, in order to resolve the investigation, the Company agreed to the entry of an Administrative Proceeding Order with the SEC in which the SEC found that the Company violated Sections 13(a) and 13(b) of the Exchange Act. The Company also agreed to pay $3.5 million in penalties. The Order does not make any finding with respect to year-end 2007 loan loss reserves, nor does the resolution of the matter require a restatement of Capital One’s financial results for any prior period.

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges our practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. The parties have been engaged in discovery since May, 2011. On June 21, 2012, the MDL

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

court granted plaintiff’s motion for class certification. The modified scheduling order entered by the MDL court on April 1, 2013, contemplates the conclusion of discovery in the third quarter 2013 and we anticipate a remand to the Eastern District of Louisiana in the first quarter 2014.

Hawaii, Mississippi, Missouri and New Mexico State Attorney General Payment Protection Matters

On April 12, 2012, the Attorney General of Hawaii filed a lawsuit in First Circuit Court in Hawaii against Capital One Bank (USA) N.A., and Capital One Services, LLC. The case is one of several similar lawsuits filed by the Attorney General of Hawaii against various banks challenging the marketing and sale of payment protection and credit monitoring products. On June 28, 2012, the Attorney General of Mississippi filed substantially similar suits against Capital One and several other banks. On April 17, 2013, the Attorney General of New Mexico also filed substantially similar suits against Capital One and several other banks. All three state attorney general complaints allege that Capital One enrolls customers in such programs without their consent and that Capital One enrolls customers in such programs even in circumstances in which the customer is not eligible to receive benefits for the product in question. Both suits allege violations of its state Unfair and Deceptive Practices Act and unjust enrichment. The remedies sought in the lawsuits include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. On May 18, 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. On November 30, 2012, the court denied the Hawaii AG’s motion to remand. The Hawaii AG petitioned to appeal the District Court’s decision to the Ninth Circuit Court of Appeals, which was granted by the Ninth Circuit on April 1, 2013. The District Court case is now stayed pending the parties’ briefing and decision by the Ninth Circuit. On August 10, 2012 Capital One removed the Mississippi AG case to U.S. District Court, Southern District of Mississippi. The parties have briefed the Mississippi AG’s motion to remand and await the court’s decision. Capital One has not yet been served with the New Mexico AG lawsuit. Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August, 2011, relating to the marketing of payment protection products.

Derivative Actions

On August 17, 2012, a derivative action, titled Iron Workers Mid-South Pension Fund v. Fairbank, et al., Case No. 2012 14130 (“Iron Workers Action”), was filed by a putative stockholder on behalf of the Company in Virginia Circuit Court of Fairfax County (hereafter “Virginia Circuit Court”) against certain current and former directors and officers of the Company, alleging breach of the fiduciary duty of loyalty, gross mismanagement, corporate waste, and unjust enrichment. The complaint’s allegations stem from the Company’s entering into consent orders with the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau regarding vendor sales practices of payment protection and credit monitoring products. Plaintiff shareholder generally alleges that the alleged failure of the Company’s officers and directors to oversee certain practices between 2010 and early 2012 caused harm to the Company, which is named as a “nominal defendant.” The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance and internal procedures, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On September 19, 2012, a second derivative complaint, titled Barovic v. Fairbank, et al., Case No. 2012 14130, was filed by another putative stockholder on behalf of the Company also in the Virginia Circuit Court. The Barovic derivative complaint is substantially identical to the Iron Workers’ Action (collectively “Derivative Actions”). The defendants removed the Derivative Actions from Virginia Circuit Court to the U. S. District Court for the Eastern District of Virginia and filed a motion to dismiss the complaints. The plaintiffs moved to remand the cases back to Virginia Circuit Court. On November 30, 2012, the court denied the motions to remand and took the motions to dismiss under advisement.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. During the first quarter of 2013, we continued to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the ING Direct and 2012 U.S. card acquisitions. Significant changes during the quarter included the migration of the ING Direct home loan portfolios to our servicing systems and the transition of data center support services related to the 2012 U.S. card acquisition from HSBC to us. Otherwise, there were no changes in our internal control over financial reporting during the first quarter of 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Notes to the Consolidated Financial Statements—Note 14—Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the first quarter of 2013:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
January 1-31, 2013	217,146	$56.50	—	$—
February 1-28, 2013	174,988	57.12	—	—
March 1-31, 2013	106,732	55.06	—	—

Total	498,866	$56.41	—	—

(1)	Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock lapses.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page 154 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 9, 2013	By:	/s/ GARY L. PERLIN
Gary L. Perlin
Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

DATED MARCH 31, 2013

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

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the Corporation’s 2011 Form 10-K).

2.3.1	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

2.3.2	Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.3	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K on August 20, 2012).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

Exhibit No.	Description

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on August 20, 2012).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.3	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.4	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.5	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.6	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.2.7	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.8	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.9	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of Floating Rate Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

4.2.12	Specimen of 1.000% Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

4.3.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.3.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

Exhibit No.	Description

10.1*	Special Agreement and Release by and between Capital One Financial Corporation and Gary L. Perlin dated February 1, 2013.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Richard D. Fairbank.

31.2*	Certification of Gary L. Perlin.

32.1*	Certification** of Richard D. Fairbank.

32.2*	Certification** of Gary L. Perlin.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.