Form 10-Q
period 2013-06-30
CAPITAL ONE FINANCIAL CORP
filed 2013-08-08
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 585,340,832 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

ii

iii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”). Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our unaudited condensed consolidated financial statements as of June 30, 2013 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes in this Report and the more detailed information contained in our 2012 Form 10-K. MD&A is organized in the following sections:

• Summary of Selected Financial Data	• Off-Balance Sheet Arrangements and Variable
• Introduction	Interest Entities
• Executive Summary and Business Outlook	• Capital Management
• Critical Accounting Policies and Estimates	• Risk Management
• Accounting Changes and Developments	• Credit Risk Profile
• Consolidated Results of Operations	• Liquidity Risk Profile
• Business Segment Financial Performance	• Market Risk Profile
• Consolidated Balance Sheet Analysis	• Supervision and Regulation
• Supplemental Tables

SUMMARY OF SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data from our results of operations for the second quarter and first six months of 2013 and 2012, and selected comparative consolidated balance sheet data as of June 30, 2013, and December 31, 2012. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been reclassified to conform to the current period presentation. The comparability of our results of operations between reported periods is impacted by the following acquisitions completed in 2012:

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

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The period-end carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $32.3 billion and $37.1 billion as of June 30, 2013 and December 31, 2012, respectively. The difference between the fair value at acquisition and initial expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and the expected cash flows represents the nonaccretable difference or the amount not considered collectible, which approximates what we refer to as the “credit mark.” The credit mark established under the accounting for these loans takes into consideration future expected credit losses over the life of the loans. Accordingly, there are no charge-offs and no allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans. For additional information, see “Credit Risk Profile” and “Note 4—Loans—Acquired Loans.”

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data as noted)	2013	2012	Change		2013	2012	Change
Income statement
Net interest income	$4,553	$4,001	14%		$9,123	$7,415	23%
Non-interest income(1)	1,085	1,054	3		2,066	2,575	(20)

Total net revenue(2)	5,638	5,055	12		11,189	9,990	12
Provision for credit losses	762	1,677	(55)		1,647	2,250	(27)
Non-interest expense(3)	3,059	3,142	(3)		6,087	5,646	8

Income from continuing operations before income taxes	1,817	236	670		3,455	2,094	65
Income tax provision	581	43	1,251		1,075	396	171

Income from continuing operations, net of tax	1,236	193	540		2,380	1,698	40
Loss from discontinued operations, net of tax(4)	(119)	(100)	(19)		(197)	(202)	2

Net income	1,117	93	1,101		2,183	1,496	46
Dividends and undistributed earnings allocated to participating securities	(4)	(1)	(300)		(9)	(8)	(13)
Preferred stock dividends	(13)	—	**		(26)	—	**

Net income available to common shareholders	$1,100	$92	1,096%		$2,148	$1,488	44%

Common share statistics
Earnings per common share:
Basic earnings per common share .	$1.89	$0.16	1,081%		$3.70	$2.74	35%
Diluted earnings per common share	1.87	0.16	1,069		3.65	2.72	34
Weighted average common shares outstanding:
Basic earnings per common share .	581.5	577.7	1		581.0	543.3	7
Diluted earnings per common share	588.8	582.8	1		587.9	548.0	7
Dividends per common share	0.30	0.05	500		0.35	0.10	250
Average balances
Loans held for investment(5)	$190,562	$192,632	(1)%		$193,265	$172,767	12%
Interest-earning assets	266,544	265,019	1		269,008	237,667	13
Total assets	297,766	295,306	1		300,294	270,786	11
Interest-bearing deposits	189,311	195,597	(3)		189,958	173,611	9
Total deposits	210,650	214,914	(2)		211,100	192,586	10
Borrowings	36,915	35,418	4		39,232	35,706	10
Common equity	40,726	37,533	9		40,418	35,258	15
Total stockholders’ equity	41,579	37,533	11		41,271	35,258	17
Selected performance metrics
Purchase volume(6)	$50,788	$45,228	12%		$95,886	$79,726	20%
Total net revenue margin(7)	8.46%	7.63%	83	bps	8.32%	8.41%	(9	)bps
Net interest margin(8)	6.83	6.04	79		6.78	6.24	54
Net charge-offs	$969	$738	31%		$2,048	$1,518	35%
Net charge-off rate(9)	2.03%	1.53%	50	bps	2.12%	1.76%	36	bps
Net charge-off rate (excluding acquired loans)(10)	2.46	1.96	50		2.58	2.17	41
Return on average assets(11)	1.66	0.26	140		1.59	1.25	34
Return on average common equity(12)	11.97	2.05	992		11.60	9.59	201
Return on average tangible common equity(13)	19.70	3.52	1,618		19.27	16.55	272
Equity-to-assets ratio(14)	13.96	12.71	125		13.74	13.02	72

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data as noted)	2013	2012	Change	2013	2012	Change
Non-interest expense as a % of average loans held for investment(15)	6.42	6.52	(10)	6.30	6.54	(24)
Efficiency ratio(16)	54.26	62.16	(790)	54.40	56.52	(212)
Effective income tax rate	32.0	18.2	1,380	31.1	18.9	1,220

	June 30, 2013	December 31, 2012	Change
Balance sheet (period end)
Loans held for investment(5)	$191,512	$205,889	(7)%
Interest-earning assets	265,693	280,096	(5)
Total assets.	296,542	312,918	(5)
Interest-bearing deposits	187,768	190,018	(1)
Total deposits	209,865	212,485	(1)
Borrowings.	36,231	49,910	(27)
Common equity	40,188	39,646	1
Total stockholders’ equity	41,041	40,499	1
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,407	$5,156	(15)%
Allowance as a % of loans held of investment (“allowance coverage ratio”)	2.30%	2.50%	(20	)bps
Allowance as a % of loans held of investment (excluding acquired loans)(10)	2.74	3.02	(28)
30+ days performing delinquency rate	2.35	2.70	(35)
30+ days performing delinquency rate (excluding acquired loans)(10)	2.83	3.29	(46)
30+ days delinquency rate	2.71	3.09	(38)
30+ days delinquency rate (excluding acquired loans)(10)	3.26	3.77	(51)
Capital ratios
Tier 1 common ratio(17)	12.06%	10.96%	110	bps
Tier 1 risk-based capital ratio(18)	12.45	11.34	111
Total risk-based capital ratio(19)	14.67	13.56	111
Tangible common equity (“TCE”) ratio(20)	8.67	7.90	77
Associates
Full-time equivalent employees (in thousands)	39.6	39.6	—%

**	Change is less than one percent or not meaningful.
(1)

Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred.

(2)

Total net revenue was reduced by $192 million and $311 million in the second quarter of 2013 and 2012, respectively, and by $457 million and $434 million in the first six months of 2013 and 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees. The reserve for estimated uncollectible billed finance charges and fees, which we refer to as the finance charge and fee reserve, totaled $197 million and $307 million as of June 30, 2013 and December 31, 2012, respectively.

(3)

Includes purchased credit card relationship (“PCCR”) intangible amortization of $110 million and $88 million in the second quarter of 2013 and 2012, respectively, and $226 million and $92 million in the first six months of 2013 and 2012, respectively, the substantial majority of which is attributable to the 2012 U.S. card acquisition. Also includes core deposit intangible amortization of $43 million and $51 million in the second quarter of 2013 and 2012, respectively, and $87 million and $97 million in the first six months of 2013 and 2012, respectively.

(4)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“Greenpoint”), which we closed in 2007.

(5)

Loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. The period-end carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $32.3 billion and $37.1 billion as of June 30, 2013 and December 31, 2012, respectively. The average carrying value of acquired loans was $33.1 billion and $42.2 billion in the second quarter of 2013 and 2012, respectively, and $34.4 billion and $32.6 billion in the first six months of 2013 and 2012, respectively. The average balance of loans held for investment, excluding the carrying value of acquired loans, was $157.4 billion and $150.5 billion in the second quarter of 2013 and 2012, respectively, and $158.8 billion and $140.1 billion in the first six months of 2013 and 2012, respectively. See “Note 4—Loans” for additional information.
(6)

Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance transactions.

(7)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.
(8)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.
(9)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.
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
(12)

Prior to the second quarter of 2013, we disclosed return on average total stockholders’ equity, which we calculated based on annualized income from continuing operations, net of tax, for the period divided by average stockholders’ equity for the period. Effective for the second quarter of 2013, we began disclosing return on average common equity (“ROCE”), which is calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. We believe ROCE is a more useful measure to assess operating performance and capital adequacy because it better reflects income available to common equity holders after taking into account consideration paid on securities senior to our common equity. Our calculation of ROCE may not be comparable to similarly titled measures reported by other companies.

(13)

Prior to the second quarter of 2013, we calculated return on average tangible common equity (“ROTCE”), a non-GAAP measure, based on annualized income from continuing operations, net of tax, for the period divided by average tangible common equity for the period. Effective for the second quarter of 2013, we revised our method of calculating ROTCE to reflect the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average tangible common equity. We believe our revised calculation of ROTCE is a more useful measure to assess operating performance and capital adequacy because the revised calculation better reflects income available to common equity holders after taking into account consideration paid on securities senior to our common equity. Our calculation of ROTCE may not be comparable to similarly titled measures reported by other companies. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information.

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

INTRODUCTION

We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2013, our principal subsidiaries included:

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

We had total loans held for investment of $191.5 billion, deposits of $209.9 billion and stockholders’ equity of $41.0 billion as of June 30, 2013, compared with total loans held for investment of $205.9 billion, deposits of $212.5 billion and stockholders’ equity of $40.5 billion as of December 31, 2012.

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers and by deposit gathering activities net of the costs associated with funding our assets, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers and merchant interchange fees with respect to certain credit card transactions. Our expenses primarily consist of the provision for credit losses, operating expenses (including associate salaries and benefits, occupancy and equipment costs, professional services, infrastructure enhancements, branch operations and expansion costs), marketing expenses and income taxes.

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

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million to $1 billion.

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the second quarter and first six months of 2013 and 2012. We provide information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2012 Form 10-K. We also provide additional information on the allocation methodologies used to derive our business segment results and a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the U.S. (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended June 30,
	2013				2012
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,636	65%	$719	58%	$3,121	62%	$(297)	(154)%
Consumer Banking	1,667	30	444	36	1,681	33	438	227
Commercial Banking	550	9	190	15	509	10	228	118
Other(3)	(215)	(4)	(117)	(9)	(256)	(5)	(176)	(91)

Total from continuing operations	$5,638	100%	$1,236	100%	$5,055	100%	$193	100%

	Six Months Ended June 30,
	2013				2012
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$7,287	65%	$1,405	59%	$5,711	57%	$269	16%
Consumer Banking	3,326	30	827	35	3,145	32	662	39
Commercial Banking	1,088	10	393	16	1,025	10	438	26
Other(3)	(512)	(5)	(245)	(10)	109	1	329	19

Total from continuing operations	$11,189	100%	$2,380	100%	$9,990	100%	$1,698	100%

(1)	Total net revenue consists of net interest income and non-interest income.
(2)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 20 —Business Segments” in our 2012 Form 10-K.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

Each of our businesses generated solid results in the second quarter of 2013, led by strong profitability and market share gains in parts of our Domestic Card business. Relatively stable economic conditions in the U.S. drove contributed to purchase volume growth and continued overall positive credit metrics. Our earnings for the quarter further strengthened our balance sheet and existing capital levels.

On May 2, 2013, our Board of Directors approved an increase in our quarterly common stock dividend per share from $0.05 per share to $0.30 per share. On July 2, 2013, we announced that our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock, subject to the closing of the previously announced sale of our Best Buy loan portfolio. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) informed us that, contingent on the closing of the sale of the Best Buy loan portfolio, we may repurchase the shares through March 31, 2014. We expect the sale of the Best Buy loan portfolio to be completed in the third quarter of 2013.

In the near term, we continue to navigate the impact of changes in our product mix, the expected run-off of certain acquired mortgage and card loans, competitive dynamics in our business and macroeconomic trends. We believe that the ING Direct and 2012 U.S. card acquisitions have strengthened and expanded our customer base and driven substantial growth in our total net revenues, putting us in what we believe is a strong position to continue to generate and distribute capital, deliver sustained shareholder value and deepen our customer relationships with new products and services.

Financial Highlights

We reported net income of $1.1 billion ($1.87 per diluted share) on total net revenue of $5.6 billion for the second quarter of 2013, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $93 million ($0.16 per diluted share) on total net revenue of $5.1 billion for the second quarter of 2012. Net income totaled $2.2 billion ($3.65 per diluted share) on total net revenue of $11.2 billion for the first six months of 2013, compared with net income of $1.5 billion ($2.72 per diluted share) on total net revenue of $10.0 billion for the first six months of 2012.

Our Tier 1 common ratio, as calculated under Basel I, increased to 12.1% as of June 30, 2013, up 30 basis points from 11.8% as of March 31, 2013, and up 110 basis points from 11.0% as of December 31, 2012. The increase in our Tier 1 common ratio reflects strong internal capital generation from earnings. See “Capital Management” below for additional information.

Below are additional highlights of our performance in the second quarter and first six months of 2013. These highlights generally are based on a comparison between the second quarter of 2013 and 2012 results and the first six months of 2013 and 2012 results, except as otherwise noted. The discussion of our financial condition and credit performance is generally based on changes between June 30, 2013 and December 31, 2012. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our net income of $1.1 billion for the second quarter of 2013 increased by $1.0 billion from the second quarter of 2012, while our net income of $2.2 billion for the first six months of 2013 increased by $687 million from the first six months of 2012. A significant driver of the increase in earnings in the second quarter and first six months of 2013 versus the second quarter and first six months of 2012 was the absence of the provision for credit losses of $1.2 billion for the credit card receivables acquired in the 2012 U.S. card acquisition and the absence of a charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees related to these loans, both of which were recorded in the second quarter of 2012, which was partially offset by the absence of the bargain purchase gain of $594 million recorded at acquisition of ING Direct in the first quarter of 2012. Other factors contributing to the increase in earnings included growth in total net revenues attributable to the substantial increase in average interest-earning assets as a result of the ING Direct and 2012 U.S. card acquisitions, which was partially offset by higher ongoing operating expenses associated with these acquisitions as well as an increase in intangible amortization expense.

•

Loans Held for Investment: Period-end loans held for investment decreased by $14.4 billion, or 7%, in the first six months of 2013, to $191.5 billion as of June 30, 2013, from $205.9 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio of approximately $7 billion to the held-for-sale category in the first quarter of 2013. Excluding the transfer of the Best Buy loan portfolio to held for sale, period-end loans held for investment decreased due to typical seasonally lower purchase volumes and higher credit card loan pay downs in the first half of the year, the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition and continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business. The pay downs and run-off of card balances were partially offset by increased purchase volume in our Credit Card business, higher period-end auto balances due to the continued high volume of auto loan originations and strong loan originations in our commercial and industrial and commercial real estate loan portfolios.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate was 2.03% for the second quarter of 2013, compared with 1.53% for the second quarter of 2012. The net-charge off rate was 2.12% for the first six months of 2013, compared with 1.76% for the first six months of 2012. The increase in our reported net charge-offs and net charge-off rates was largely due to the inclusion in the second quarter and first six months of 2012 of the addition of acquired loans from the 2012 U.S. card acquisition in the denominator in calculating our reported net charge-off rates, coupled with a lag in initial charge-offs related to this portfolio because we typically do not charge-off credit card loans until the account is 180 days past due. Our reported 30+ day delinquency rate declined to 2.71% as of June 30, 2013, from 3.09% as of December 31, 2012. Delinquency rates in our consumer lending businesses have historically exhibited seasonal patterns, with delinquency rates generally tending to decrease in the first two quarters of the year as customers use income tax refunds to pay down outstanding loan balances. However, the improvement in our card delinquency rates in the second quarter of 2013 was better than expected based on normal seasonal patterns. We provide information on our credit quality metrics, excluding the impact of acquired loans accounted for based on estimated cash flows expected to be collected, below under “Business Segments” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We reduced our allowance by $749 million to $4.4 billion as of June 30, 2013, from $5.2 billion as of December 31, 2012. The reduction was attributable to an allowance release of $460 million, attributable to an improved credit outlook, and the transfer of the Best Buy loan portfolio to held for sale. The allowance coverage ratio declined to 2.30% as of June 30, 2013, from 2.50% as of December 31, 2012.

•

Representation and Warranty Reserve: We recorded a provision for mortgage representation and warranty losses of $183 million and $280 million in the second quarter and first six months of 2013, respectively, compared with a provision for mortgage representation and warranty losses of $180 million and $349 million in the second quarter and first six months of 2012, respectively. Our mortgage representation and warranty reserve increased to $1.2 billion as of June 30, 2013, from $899 million as of December 31, 2012.

Business Segments

•

Credit Card: Our Credit Card business generated net income from continuing operations of $719 million and $1.4 billion in the second quarter and first six months of 2013, respectively, compared with a net loss from continuing operations of $297 million in the second quarter of 2012 and net income from continuing operations of $269 million in the first six months of 2012. A significant driver of the improvement in the results of our Credit Card business in the second quarter and first six months of 2013 versus the second quarter and first six months of 2012 was the absence of the provision for credit losses of $1.2 billion to establish an allowance for the credit card receivables acquired in the 2012 U.S. card acquisition and the absence of a charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees related to these loans, both of which were recorded in the second quarter of 2012. The improvement also reflected higher total net revenue attributable to the 2012 U.S. card acquisition, coupled with increased purchase volume in our legacy card business. The increase in total net revenue was partially offset by higher operating expenses resulting from the 2012 U.S. card acquisition. Period-end loans held for investment in our Credit Card business decreased by $13.5 billion, or 15%, in the first six months of 2013, to $78.3 billion as of June 30, 2013, from $91.8 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio to the held for sale category. Excluding the transfer of the Best Buy loan portfolio, period-end loans held for investment decreased due to typical seasonally lower purchase volumes and higher pay downs in the first half of the year, as well as the expected continued run-off of our installment loan portfolio and the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $444 million and $827 million in the second quarter and first six months of 2013, respectively, compared with net income from continuing operations of $438 million and $662 million in the second quarter and first six months of 2012, respectively. The increase in earnings was attributable to growth in total net revenue and a decrease in non-interest expense. Growth in total net revenue was primarily due to a significant increase in average loan balances due to the addition of home loans from the ING Direct acquisition. The decrease in non-interest expense was largely due to the significant reduction of ING Direct acquisition-related costs most of which were incurred in the first quarter of 2012, which was partially offset by increased expenses related to the growth in our auto loan portfolio. Period-end loans held for investment in our Consumer Banking business declined by $2.9 billion, or 4%, in the first six months of 2013 to $72.2 billion as of June 30, 2013, from $75.1 billion as of December 31, 2012, due to the continued run-off of acquired home loans, which was partially offset by higher period-end auto balances due to the continued portfolio growth.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $190 million and $393 million in the second quarter and first six months of 2013, respectively, compared with net income from continuing operations of $228 million and $438 million in the second quarter and first six months of 2012, respectively. Growth in commercial real estate and commercial and industrial loans and higher deposit balances contributed to an increase in total net revenue. The favorable impact from higher total net revenue was offset by smaller allowance releases, which impacted the provision for credit losses in the second quarter and first six months of 2013 relative to the same prior year periods. Period-end loans held for investment in our Commercial Banking business increased by $2.0 billion, or 5%, in the first six months of 2013 to $40.8 billion as of June 30, 2013, from $38.8 billion as of December 31, 2012. The increase was driven by strong loan originations in the commercial and industrial and commercial real estate businesses, which were partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I-Item 1. Business” and “Part I-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report for more information on forward-looking statements included in this report and “Item 1A. Risk Factors” in our 2012 Form 10-K for factors that could materially influence our results.

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

We continue to expect average interest-earning assets to decline in 2013. We also continue to expect average loan balances for full-year 2013 to decline from average loan balances for full-year 2012, as significant run-off of certain mortgage and card loans, principally those we acquired, coupled with the sale of the Best Buy loan portfolio expected to be finalized in the third quarter of 2013, is partially offset by growth in our businesses. We expect run-off and sales to cause ending loan balances in 2013 to decline compared to 2012 year-end balances, primarily due to approximately $9.5 billion in run-off of mortgage loans acquired from ING Direct and CCB, approximately $2 billion in run-off of certain other credit card loans purchased in the 2012 U.S. card acquisition and approximately $7 billion from the expected sale of the Best Buy loan portfolio. We expect this decline to be partially offset by growth in certain of our businesses, including auto and Commercial Banking. We expect intensifying competition in several businesses, particularly auto and commercial and industrial lending.

We expect pre-provision net income of approximately $10 billion in 2013. We continue to expect operating expense of approximately $11 billion and marketing expense of approximately $1.5 billion in 2013. We expect these estimates to vary within a reasonable margin, and they do not contemplate the potential impact of non-recurring items.

We believe our actions have created a well-positioned balance sheet with strong capital and liquidity levels and a strong capital generation trajectory. On July 2, 2013, we announced that our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock, subject to the closing of the previously announced sale of the Best Buy loan portfolio. The Federal Reserve informed us that, contingent on the closing of the sale of the Best Buy loan portfolio, we may repurchase the shares through March 31, 2014.

Business Segment Expectations

Credit Card Business

As noted above, in Domestic Card, the closing of the 2012 U.S. card acquisition has impacted and will continue to affect quarterly trends in loan growth, revenue margin and credit metrics. We anticipate that the run-off of parts of the portfolio acquired in the 2012 U.S. card acquisition, the sale of the Best Buy loan portfolio as well as anticipated run-off in our installment loan portfolio will result in a decline in full-year average loan balances in 2013 from average loan balances in 2012.

Consumer Banking Business

In our Consumer Banking business, we anticipate that run-off in the acquired home loan portfolios will more than offset growth in auto loans.

Commercial Banking Business

Our Commercial Banking business continues to grow loans, deposits, and revenues as we attract new customers and deepen relationships with existing customers. We expect our Commercial Banking business to continue to deliver growth and profitability.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We discuss below changes we made in the first six months of 2013 in estimating the allowance for loan and lease losses and reserve for unfunded lending commitments for our commercial loan portfolio. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments—Commercial Loans

Our commercial loan portfolio is primarily composed of larger-balance, non-homogeneous loans. We determine the allowance for loan and lease losses (“allowance”) and reserve for unfunded lending commitments for our commercial loan portfolio by evaluating loans with similar risk characteristics and applying internal risk ratings. We use these risk ratings to assess credit quality and derive a total loss estimate based on an estimated probability of default and loss given default. Factors we consider in determining risk ratings and deriving loss estimates include historical loss experience for loans with similar risk characteristics, the financial condition of the borrower, geography, collateral performance and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. Management may also apply judgment to adjust the derived loss factors, taking into consideration both quantitative and qualitative factors, including general economic conditions, specific industry and geographic trends, portfolio concentrations, trends in internal credit quality indicators and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.

In the first quarter of 2013, we changed our process for estimating the allowance and reserve for unfunded lending commitments for our commercial loan portfolio. First, we extended our internal historical credit loss experience period back to at least 2008 and incorporated external industry loss data over a longer horizon to derive our loss estimates. We previously had generally used the most recent three-year period of internal historical loss experience to derive our loss estimates. Second, we incorporated more borrower-specific and loan-specific risk factors into our analysis and established a statistically-based internal risk rating system. Based on this statistically-based risk rating system, we now apply an estimated probability of default and loss given default for nearly each loan in our portfolio to derive the total loss estimate for our commercial loan portfolio. These changes, which were supplemented by management judgment, resulted in a net increase in the combined allowance and reserve for unfunded lending commitments of $37 million as of March 31, 2013 and a corresponding increase in the provision for credit losses of $37 million in the first quarter of 2013. The gross impact of these changes resulted in a decrease in the allowance of $2 million and an increase in the reserve for unfunded lending commitments of $39 million as of March 31, 2013. We do not expect these changes to have a material impact on our future allowance and reserve for unfunded lending commitments for our commercial loan portfolio. See “Note 5—Allowance for Loan and Lease Losses” in this Report for additional information.

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2013 and 2012. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which primarily include loans held for investment and investment securities, and the interest expense on our interest-bearing liabilities, which include interest-bearing deposits, senior and subordinated notes, securitized debt and other borrowings. We include in interest income any past due fees on loans that we deem collectible. Our net interest margin based on our consolidated results represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred and average yield or cost for the second quarter and first six months of 2013 and 2012.

Table 3: Average Balances, Net Interest Income and Net Interest Yield(1)

	Three Months Ended June 30,
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:
Domestic	$76,125	$2,782	14.62%	$71,768	$2,381	13.27%
International	7,980	323	16.19	8,194	291	14.21

Credit card	84,105	3,105	14.77	79,962	2,672	13.37
Consumer banking	73,065	1,093	5.98	77,886	1,200	6.16
Commercial banking	39,530	379	3.84	35,625	376	4.22
Other	174	19	43.68	137	9	26.28

Total loans, including loans held for sale	196,874	4,596	9.34	193,610	4,257	8.80
Investment securities(4)	63,907	391	2.45	56,972	335	2.35
Cash equivalents and other interest-earning assets .	5,763	23	1.60	14,437	24	0.66

Total interest-earning assets	$266,544	$5,010	7.52%	$265,019	$4,616	6.97%

Cash and due from banks	2,677			2,245
Allowance for loan and lease losses	(4,604)			(4,065)
Premises and equipment, net	3,784			3,316
Other assets	29,365			28,791

Total assets	$297,766			$295,306

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$189,311	$318	0.67%	$195,597	$373	0.76%
Securitized debt obligations	10,942	45	1.65	14,948	69	1.85
Senior and subordinated notes	12,692	82	2.58	11,213	87	3.10
Other borrowings	13,281	12	0.36	9,257	86	3.72

Total interest-bearing liabilities	$226,226	$457	0.81%	$231,015	$615	1.06%

Non-interest bearing deposits	21,339			19,316
Other liabilities	8,622			7,442

Total liabilities	256,187			257,773
Stockholders’ equity	41,579			37,533

Total liabilities and stockholders’ equity	$297,766			$295,306

Net interest income/spread		$4,553	6.71%		$4,001	5.90%

Impact of non-interest bearing funding			0.12			0.14

Net interest margin			6.83%			6.04%

	Six Months Ended June 30,
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:
Domestic	$77,547	$5,598	14.44%	$62,950	$4,291	13.63%
International	8,108	652	16.08	8,248	631	15.30

Credit card	85,655	6,250	14.59	71,198	4,922	13.83
Consumer banking	73,756	2,195	5.95	67,184	2,215	6.59
Commercial banking	39,058	756	3.87	34,935	756	4.33
Other	179	44	49.16	155	21	27.10

Total loans, including loans held for sale	198,648	9,245	9.31	173,472	7,914	9.12
Investment securities(4)	63,930	765	2.39	53,757	633	2.36
Cash equivalents and other interest-earning assets	6,430	51	1.59	10,438	48	0.92

Total interest-earning assets	$269,008	$10,061	7.48%	$237,667	$8,595	7.23%

Cash and due from banks	2,475			7,141
Allowance for loan and lease losses	(4,778)			(4,200)
Premises and equipment, net	3,733			3,107
Other assets	29,856			27,071

Total assets	$300,294			$270,786

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$189,958	$644	0.68%	$173,611	$684	0.79%
Securitized debt obligations	11,348	101	1.78	15,567	149	1.91
Senior and subordinated notes	12,340	164	2.66	10,740	175	3.26
Other borrowings	15,544	29	0.37	9,399	172	3.66

Total interest-bearing liabilities	$229,190	$938	0.82%	$209,317	$1,180	1.13%

Non-interest bearing deposits	21,142			18,975
Other liabilities	8,691			7,236

Total liabilities	259,023			235,528
Stockholders’ equity	41,271			35,258

Total liabilities and stockholders’ equity	$300,294			$270,786

Net interest income/spread		$9,123	6.66%		$7,415	6.11%

Impact of non-interest bearing funding			0.12			0.13

Net interest margin			6.78%			6.24%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)

Past due fees included in interest income totaled approximately $464 million and $944 million in the second quarter and first six months of 2013, respectively, and $369 million and $652 million in the second quarter and first six months of 2012, respectively.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
(4)

Prior to the second quarter of 2013, average balances for investment securities were calculated based on fair value amounts. Effective beginning in the second quarter of 2013, average balances are calculated based on the amortized cost of investment securities. The impact of this change on prior period yields is not material.

Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates of these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 vs 2012			2013 vs 2012
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$433	$143	$290	$1,328	$1,043	$285
Consumer banking	(107)	(73)	(34)	(20)	422	(442)
Commercial banking	3	152	(149)	—	169	(169)
Other	10	3	7	23	4	19

Total loans, including loans held for sale	339	225	114	1,331	1,638	(307)

Investment securities	56	42	14	132	122	10
Cash equivalents and other interest-earning assets .	(1)	(81)	80	3	(47)	50

Total interest income	394	186	208	1,466	1,713	(247)

Interest expense:
Deposits	(55)	(12)	(43)	(40)	138	(178)
Securitized debt obligations	(24)	(17)	(7)	(48)	(38)	(10)
Senior and subordinated notes	(5)	49	(54)	(11)	53	(64)
Other borrowings	(74)	178	(252)	(143)	200	(343)

Total interest expense	(158)	198	(356)	(242)	353	(595)

Net interest income	$552	$(12)	$564	$1,708	$1,360	$348

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Net interest income of $4.6 billion in the second quarter of 2013 increased by $552 million, or 14%, from the second quarter of 2012, driven by a 1% increase in average interest-earning assets and a 13% (79 basis point) expansion of the net interest margin to 6.83%.

Net interest income of $9.1 billion in the first six months of 2013 increased by $1.7 billion, or 23%, from the first six months of 2012, driven by a 13% increase in average interest-earning assets and a 9% (54 basis point) expansion of the net interest margin to 6.78%.

•

Average Interest-Earning Assets: The increase in average interest-earning assets in the second quarter and first six months of 2013 reflects the addition of loans and investment securities from the ING Direct acquisition in the first quarter of 2012 and the addition of loans from the 2012 U.S. card acquisition in the second quarter of 2012. Growth in average-interest earning assets also was driven by strong commercial loan growth and continued growth in auto loans, which was partially offset by the continued run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business, as well as the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition. The run-off of home loans contributed to a reduction in average-interest earning assets in our Consumer Banking business in the second quarter of 2013, compared with the second quarter of 2012.

•

Net Interest Margin: The increase in our net interest margin in the second quarter and first six months of 2013 was primarily attributable to a reduction in our cost of funds, which was due in part to the redemption on January 2, 2013 of $3.65 billion of our trust preferred securities, which generally carried a higher coupon than other funding sources available to us. Our cost of funds also reflects the continued benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

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

Table 5 displays the components of non-interest income for the second quarter and first six months of 2013 and 2012.

Table 5: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Service charges and other customer-related fees	$534	$539	$1,084	$954
Interchange fees, net	486	408	931	736
Bargain purchase gain(1)	—	—	—	594
Net other-than-temporary impairment (“OTTI”)	(4)	(13)	(29)	(27)
Other non-interest income:
Provision for mortgage representation and warranty losses(2) .	4	(26)	14	(42)
Net gains from the sale of investment securities	1	30	3	41
Net fair value gains (losses) on free-standing derivatives(3)	2	38	(3)	(48)
Other	62	78	66	367

Other non-interest income	69	120	80	318

Total non-interest income	$1,085	$1,054	$2,066	$2,575

(1)	Represents the amount by which the fair value of the net assets acquired in the ING Direct acquisition, as of the acquisition date of February 17, 2012, exceeded the consideration transferred.
(2)

We recorded a total provision for mortgage representation and warranty losses of $183 million and $280 million in the second quarter and first six months of 2013, respectively, and $180 million and $349 million in the second quarter and first six months of 2012, respectively. The remaining portion of the provision for mortgage representation and warranty losses is included, net of tax, in discontinued operations.

(3)

Excludes changes in cumulative credit risk valuation adjustments related to derivatives in a gain position. Credit risk valuation adjustments for derivative assets totaled $6 million and $9 million as of June 30, 2013 and December 31, 2012, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

Non-interest income of $1.1 billion in the second quarter of 2013 increased by $31 million, or 3%, from non-interest income of $1.1 billion in the second quarter of 2012. The increase in non-interest income was primarily attributable to an increase in interchange fees resulting from purchase volume growth, due in part to the 2012 U.S. card acquisition, and a reduction in the provision for mortgage representation and warranty losses from continuing operations recognized in non-interest income. The favorable impact of these items was partially offset by a reduction in gains on the sale of investment securities and fair value gains related to free-standing derivatives.

Non-interest income of $2.1 billion in the first six months of 2013 decreased by $509 million, or 20%, from non-interest income of $2.6 billion in the first six months of 2012. The decrease in non-interest income reflected the combined impact of the absence of both the bargain purchase gain of $594 million recognized at acquisition of ING Direct in the first quarter of 2012 and income of $162 million from the sale of Visa stock shares in the first quarter of 2012. The impact of these items was partially offset by the favorable impact of increased fees from purchase volume growth, a reduction in the provision for mortgage representation and warranty losses recognized in non-interest income and a reduction in fair value losses on free-standing derivatives.

We recorded net OTTI losses of $4 million and $29 million in the second quarter and first six months of 2013, respectively, compared with $13 million and $27 million in the second quarter and first six months of 2012, respectively. The OTTI losses in each period were attributable to deterioration in the credit performance of loans underlying certain non-agency mortgage backed securities. We provide additional information on other-than-temporary impairment recognized on our securities available for sale in “Note 3—Investment Securities.”

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

We recorded a provision for credit losses of $762 million and $1.6 billion in the second quarter and first six months of 2013, respectively, compared with $1.7 billion and $2.3 billion in the second quarter and first six months of 2012, respectively. The decrease in each period was primarily driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the 2012 U.S. card acquisition, the impact of which was partially offset higher provision expense due to growth in auto loan balances and commercial loan originations.

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

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing technology expenses, and other miscellaneous expenses. Non-interest expense also includes marketing costs, merger-related expense and amortization of intangibles. Table 6 displays the components of non-interest expense for the second quarter and first six months of 2013 and 2012.

Table 6: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Salaries and associate benefits	$1,104	$971	$2,184	$1,835
Occupancy and equipment	356	323	706	593
Marketing	330	334	647	655
Professional services	329	313	636	606
Communications and data processing	233	203	443	375
Amortization of intangibles(1)	167	157	344	219
Acquisition-related	50	133	96	219
Other non-interest expense:
Collections	119	141	248	278
Fraud losses	53	37	105	77
Bankcard, regulatory and other fee assessments	142	137	280	247
Other	176	393	398	542

Other non-interest expense	490	708	1,031	1,144

Total non-interest expense	$3,059	$3,142	$6,087	$5,646

(1)

Includes PCCR intangible amortization of $110 million and $226 million in the second quarter and first six months of 2013, respectively, and $88 million and $92 million in the second quarter and first six months of 2012, respectively, the substantial majority of which is attributable to the 2012 U.S. card acquisition. Also includes core deposit intangible amortization of $43 million and $87 million in the second quarter and first six months of 2013, respectively, and $51 million and $97 million in the second quarter and first six months of 2012, respectively.

Non-interest expense of $3.1 billion in the second quarter of 2013 decreased by $83 million, or 3%, from the second quarter of 2012. The decrease in non-interest expense reflected reduced acquisition-related costs, coupled with the absence of the unfavorable impact of charges related to certain other items recorded in the second quarter of 2012, including civil penalties of $60 million attributable to regulatory settlements associated with cross-selling certain other products to credit card customers in our Domestic Card business and legal costs of $98 million related to interchange and other litigation activity during the quarter. The decrease in non-interest expense was offset by higher operating expenses, increased salaries and associate benefits and infrastructure costs attributable to acquired businesses, amortization of intangibles resulting from the ING Direct and 2012 U.S. card acquisitions and expenses related to the growth in our auto loan portfolio.

Non-interest expense of $6.1 billion in the first six months of 2013 increased by $441 million, or 8%, from the first six months of 2012. The increase reflected higher operating expenses, increased salaries and associate benefits and infrastructure costs attributable to acquired businesses, amortization of intangibles resulting from the ING Direct and 2012 U.S. card acquisitions and expenses related to the growth in our auto loan portfolio, which was partially offset by a reduction in acquisition-related costs and the absence of civil penalties of $60 million attributable to regulatory settlements associated with cross-selling certain other products to credit card customers in our Domestic Card business and legal costs of $98 million related to interchange and other litigation activity, both of which were recorded in the first six months of 2012.

Income Taxes

We recorded an income tax provision on income from continuing operations of $581 million (32.0% effective income tax rate) in the second quarter of 2013, compared with an income tax provision of $43 million (18.2% effective income tax rate) in the second quarter of 2012. The increase in our effective tax rate in the second quarter of 2013 from the second quarter of 2012 was primarily due to the relative reduction of benefits from tax credits and tax-exempt income and the difference in discrete tax expense recorded in each period. We recorded a net discrete tax expense of $7 million for state law changes and the resolution of certain tax issues and audits in the second quarter of 2013. In comparison, we recorded $32 million of discrete tax benefits for changes in our state tax position resulting from the 2012 U.S. card acquisition and the resolution of certain tax issues and audits in the second quarter of 2012.

We recorded an income tax provision of $1.1 billion (31.1% effective income tax rate) in the first six months of 2013, compared with an income tax provision of $396 million (18.9% effective income tax rate) in the first six months of 2012. The increase in our effective tax rate in the first six months of 2013 from the first six months of 2012 was primarily attributable to the absence of discrete tax benefits of $211 million recorded in the first quarter of 2012 for the non-taxable bargain purchase gain of $594 million related to the acquisition of ING Direct, a deferred tax benefit for changes in our state tax position resulting from the 2012 U.S. card acquisition and the resolution of certain tax issues and audits. In comparison, we recorded $1 million of discrete tax expense in the first six months of 2013.

Our effective income tax rate, excluding the impact of the discrete tax items discussed above, was 31.5% in both the second quarter of 2013 and 2012. Our effective income tax rate, excluding the impact of the discrete tax items discussed above, was 31.1% and 28.9% in the first six months of 2013 and 2012, respectively. The increase in the effective tax rate was primarily due to higher pre-tax earnings recorded in the first six months of 2013 over the first six months of 2012, which diluted the relative tax benefit of tax credits and tax-exempt income.

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

We recorded a loss from discontinued operations, net of tax, of $119 million and $197 million in the second quarter and first six months of 2013, respectively. In comparison, we recorded a loss from discontinued operations, net of tax, of $100 million and $202 million in the second quarter and first six months of 2012 , respectively. The variance in the loss from discontinued operations between the second quarter and first six months of 2013 and 2012 is attributable to the provision for mortgage representation and warranty losses. We recorded a total pre-tax provision for mortgage representation and warranty losses of $183 million and $280 million in the second quarter and first six months of 2013, respectively, compared with a total pre-tax provision of $180 million and $349 million in the second quarter and first six months of 2012, respectively. The portion of these amounts included in loss from discontinued operations totaled $187 million ($117 million, net of tax) and $294 million ($184 million, net of tax) in the second quarter and first six months of 2013, respectively, compared with $154 million ($97 million, net of tax) and $307 million ($194 million, net of tax) the second quarter and first six months of 2012, respectively.

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

We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on U.S. GAAP. There is no comprehensive, authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed presentation of our business segment results may not be comparable to similar information provided by other financial service companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP. See “Note 13—Business Segments” of this Report for a reconciliation of our total business segment results to our reported consolidated results.

Below we summarize our business segment results for the second quarter and first six months of 2013 and 2012 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of June 30, 2013, compared with December 31, 2012. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

Our Credit Card business generated net income from continuing operations of $719 million and $1.4 billion in the second quarter and first six months of 2013, respectively, compared with a net loss from continuing operations of $297 million in the second quarter of 2012 and net income from continuing operations of $269 million for the first six months of 2012. The primary sources of revenue for our Credit Card business are interest income and non-interest income from customers and interchange fees. Expenses primarily consist of the provision for credit losses, operating costs such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenses.

On February 1, 2013, we transferred the Best Buy loan portfolio, which had loan balances of approximately $7 billion as of the date of the transfer, to held for sale from held for investment. While the transfer of this portfolio contributed to a reduction in loans held for investment for Domestic Card, the accounting for held for sale loans has had a favorable impact on Domestic Card total net revenue and the provision for credit losses, as charge-offs of finance charges, fees and principal are reflected in the carrying value of loans classified as held for sale.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card, and displays selected key metrics for the periods indicated.

Table 7: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$2,804	$2,350	19%		$5,634	$4,342	30%
Non-interest income	832	771	8		1,653	1,369	21

Total net revenue(1)	3,636	3,121	17		7,287	5,711	28
Provision for credit losses	713	1,711	(58)		1,456	2,169	(33)
Non-interest expense	1,819	1,863	(2)		3,667	3,131	17

Income from continuing operations before income taxes	1,104	(453)	344		2,164	411	427
Income tax provision	385	(156)	347		759	142	435

Income from continuing operations, net of tax	$719	$(297)	342%		$1,405	$269	422%

Selected performance metrics:
Average loans held for investment(2)	$77,946	$79,662	(2)%		$80,435	$71,048	13%
Average yield on loans held for investment(3)	15.94%	13.42%	252	bps	15.54%	13.86%	168	bps
Total net revenue margin(4)	18.66	15.67	299		18.12	16.08	204
Net charge-offs	$850	$622	37%		$1,772	$1,268	40%
Net charge-off rate(5)	4.36%	3.13%	123	bps	4.41%	3.57%	84	bps
Card loan premium amortization and other intangible accretion(6)	$57	$59	(3)%		$114	$59	93%
PCCR intangible amortization	110	88	25		226	92	146
Purchase volume(7)	50,788	45,228	12		95,886	79,726	20

(Dollars in millions)	June 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(2)	$78,310	$91,755	(15)%
30+ days performing delinquency rate(8)	3.13%	3.61%	(48	)bps
30+ days delinquency rate(9)	3.22	3.69	(47)
Nonperforming loan rate(10)	0.12	0.11	1
Allowance for loan and lease losses	$3,349	$3,979	(16)%
Allowance coverage ratio(11)	4.28%	4.34%	(6	)bps

(1)

We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $192 million and $457 million in the second quarter and first six months of 2013, respectively, and by $311 million and $434 million in the second quarter and first six months of 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $197 million and $307 million as of June 30, 2013 and December 31, 2012, respectively.

(2)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(3)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the average yield for Total Credit Card of 152 and 124 basis points in the second quarter and first six months of 2013, respectively.

(4)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the net revenue margin for Total Card of 169 and 139 basis points in the second quarter and first six months of 2013, respectively.

(5)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(6)

Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles intangible associated with the 2012 U.S. card acquisition.

(7)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(8)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(9)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(10)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming credit card loans generally include international card loans that are 90 or 120 days delinquent.

(11)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

The completion of the 2012 U.S. card acquisition in May 2012 was the most significant driver of changes in the financial performance of our Credit Card business between the second quarter and first six months of 2013 versus the same prior year periods. Our Credit Card business results for the second quarter and first six months of 2013 reflect the full impact of the addition of loans from the acquisition, while the same prior year periods in 2012 reflect only a partial period impact of loans acquired from 2012 U.S. card acquisition. In addition, our Credit Card business results for the second quarter and first six months of 2013 reflect the absence of charges recorded in the second quarter of 2012 to establish reserves for certain loans acquired in the 2012 U.S. card acquisition, which consisted of a provision for credit losses of $1.2 billion and a finance charge and fee contra-revenue expense of $174 million.

Other key factors affecting the results of our Credit Card business for the second quarter and first six months of 2013, compared with the second quarter and first six months of 2012, and changes in financial condition and credit performance between June 30, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income increased by $454 million, or 19%, in the second quarter of 2013 to $2.8 billion and by $1.3 billion, or 30%, in the first six months of 2013 to $5.6 billion. The increase in net interest income for the first six months of 2013 is primarily driven by the significant increase in average loans held for investment resulting from the U.S. card acquisition of receivables in the second quarter of 2012. The increase for each period also was due in part to the absence of the charge recorded in the second quarter of 2012 to establish the finance charge and fee reserve for the acquired loans.

•

Non-Interest Income: Non-interest income increased by $61 million, or 8%, in the second quarter of 2013 to $832 million and by $284 million, or 21% in the first six months of 2013 to $1.7 billion. The increase was primarily driven by higher net interchange fees generated from growth in purchase volume due in part to the 2012 U.S. card acquisition. Purchase volume increased by $5.6 billion, or 12%, in the second quarter of 2013 and by $16.2 billion, or 20%, in the first six months of 2013, attributable to both the addition of customer accounts associated with the 2012 U.S. card acquisition and higher purchase volume in our legacy card business. Non-interest income was also higher due to increased customer-related fees from the addition of acquired credit card accounts and the absence of charges incurred in the comparable prior year periods for expected refunds to customers affected by certain cross-sell sale practices in our Domestic Card business. Non-interest income also includes a loss of $10 million recognized in the second quarter of 2013 to adjust the carrying value of the Best Buy loan portfolio to fair value.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business decreased to $713 million and $1.5 billion in the second quarter and first six months of 2013, respectively, from $1.7 billion and $2.2 billion in the second quarter and first six months of 2012, respectively. The decrease was primarily driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the 2012 U.S. card acquisition. This impact was partially offset by an increase in the provision related to higher net charge-offs in the second quarter and first six months of 2013, largely attributable to the addition of loans from the 2012 U.S. card acquisition.

•

Non-Interest Expense: Non-interest expense decreased by $44 million, or 2%, in the second quarter of 2013 to $1.8 billion and increased by $536 million, or 17%, in the first six months of 2013 to $3.7 billion. The decrease in the second quarter of 2013 reflected the absence of charges for regulatory fines related to cross-sell activities in the Domestic Card business of $60 million and net litigation reserves to cover interchange and other settlements of $98 million recorded in the second quarter of 2012, which was partially offset by a full quarter of operating expenses in the second quarter of 2013 related to operations of the 2012 U.S. card acquisition. The increase in the first six months of 2013 was largely due to higher operating expenses resulting from the 2012 U.S. card acquisition and the amortization of intangibles and other assets associated with the acquisition, including Purchased Credit Card Relationships (“PCCR”) intangible amortization expense of $226 million in the first six months of 2013, compared with $92 million in the first six months of 2012.

•

Loans Held for Investment: Period-end loans held for investment in our Credit Card business decreased by $13.5 billion, or 15%, in the first six months of 2013 to $78.3 billion as of June 30, 2013, from $91.8 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio of approximately $7 billion to the held for sale category in the first quarter of 2013. Excluding the transfer of the Best Buy loan portfolio to held for sale, period-end loans held for investment decreased due to typical seasonally lower purchase volumes and higher pay downs in the first half of the year, as well as the expected continued run-off of our installment loan portfolio and the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate increased to 4.36% and 4.41% in the second quarter and first six months of 2013, respectively, from 3.13% and 3.57% in the second quarter and first six months of 2012, respectively. The 30+ day delinquency rate decreased to 3.22% as of June 30, 2013, from 3.69% as of December 31, 2012. The increase in reported net charge-off rates in the second quarter and first six months of 2013 was largely due to the inclusion in the second quarter and first six months of 2012 of the addition of acquired loans from the 2012 U.S. card acquisition in the denominator in calculating our reported net charge-off rates, coupled with a lag in initial charge-offs related to this portfolio because we typically do not charge-off credit card loans until the account is 180 days past due.

Domestic Card Business

Domestic Card generated net income from continuing operations of $638 million and $1.3 billion in the second quarter and first six months of 2013, respectively, compared with a net loss from continuing operations of $264 million in the second quarter of 2012 and net income from continuing operations of $251 million in the first six months of 2012. Domestic Card accounted for 90% of total net revenues for our Credit Card business in both the second quarter and first six months of 2013, compared with 91% and 88% in the second quarter and first six months of 2012, respectively. Income attributable to Domestic Card represented 89% and 91% of income for our Credit Card business in the second quarter and first six months of 2013, respectively, compared with 89% and 93% in the second quarter and first six months of 2012, respectively.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$2,536	$2,118	20%		$5,092	$3,831	33%
Non-interest income	737	708	4		1,461	1,205	21

Total net revenue	3,273	2,826	16		6,553	5,036	30
Provision for credit losses	647	1,600	(60)		1,294	1,961	(34)
Non-interest expense	1,635	1,634	**		3,268	2,686	22

Income from continuing operations before income taxes	991	(408)	343		1,991	389	412
Income tax provision	353	(144)	345		709	138	414

Income from continuing operations, net of tax	$638	$(264)	342%		$1,282	$251	411%

Selected performance metrics:
Average loans held for investment(1)	$69,966	$71,468	(2)%		$72,327	$62,800	15%
Average yield on loans held for investment(2)	15.91%	13.33%	258	bps	15.48%	13.67%	181	bps
Total net revenue margin(3)	18.71	15.82	289		18.12	16.04	208
Net charge-offs	$749	$510	47%		$1,576	$1,041	51%
Net charge-off rate(4)	4.28%	2.86%	142	bps	4.36%	3.32%	104	bps
Card loan premium amortization and other intangible accretion(5)	$57	$59	(3)%		$114	$59	93%
PCCR intangible amortization	$110	$88	25		$226	$92	146
Purchase volume(6)	47,273	41,807	13		89,104	73,224	22

(Dollars in millions)	June 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(1)	$70,490	$83,141	(15)%
30+ days delinquency rate(7)	3.05%	3.61%	(56	)bps
Allowance for loan and lease losses	$2,955	$3,526	(16)%

**	Change is less than one percent or not meaningful.
(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the average yield for Domestic Card of 168 and 136 basis points in the second quarter and first six months of 2013, respectively.

(3)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the net revenue margin for Domestic Card of 188 and 154 basis points in the second quarter and first six months of 2013, respectively.

(4)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(5)

Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition

(6)

Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance transactions.

(7)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The increase in Domestic Card net income from continuing operations in the second quarter of 2013 from the second quarter of 2012 reflected the impact of the following items: (i) an increase in net interest income and non-interest income, primarily attributable to higher average loan yields and higher net interchange fees generated from purchase volume growth; (ii) the absence of the $1.2 billion provision for credit losses recorded in the second quarter of 2012 established as an allowance for the credit card receivables acquired in the 2012 U.S. acquisition; (iii) an increase in non-interest income due to the absence of charges for expected refunds to customers affected by certain cross-sell sale practices in our Domestic Card business recorded in the second quarter of 2012; and (iv) relatively flat non-interest expense reflecting the absence of charges for regulatory fines related to cross-sell activities in the Domestic Card business and net litigation reserves to cover interchange and other settlements recorded in the second quarter of 2012, which were offset by increased operating expenses related to the 2012 U.S. card acquisition.

International Card Business

International Card generated net income from continuing operations of $81 million and $123 million in the second quarter and first six months of 2013, respectively, compared with a net loss from continuing operations of $33 million in the second quarter of 2012 and net income from continuing operations of $18 million in the first six months of 2012. International Card accounted for 10% of total net revenues for our Credit Card business in both the second quarter and first six months of 2013, compared with 9% and 12% in the second quarter and first six months of 2012, respectively. Income attributable to International Card represented 11% and 9% of income for our Credit Card business in the second quarter and first six months of 2013, respectively, compared with 11% of the net loss in the second quarter of 2012 and 7% of the net income in the first six months of 2012.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 7.2: International Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$268	$232	16%		$542	$511	6%
Non-interest income	95	63	51		192	164	17

Total net revenue	363	295	23		734	675	9
Provision for credit losses	66	111	(41)		162	208	(22)
Non-interest expense	184	229	(20)		399	445	(10)

Income from continuing operations before income taxes	113	(45)	351		173	22	686
Income tax provision	32	(12)	367		50	4	1,150

Income from continuing operations, net of tax	$81	$(33)	345%		$123	$18	583%

Selected performance metrics:
Average loans held for investment(1)	$7,980	$8,194	(3)%		$8,108	$8,248	(2)%
Average yield on loans held for investment(2)	16.19%	14.18%	201	bps	16.08%	15.29%	79	bps
Total net revenue margin(3)	18.20	14.40	380		18.11	16.37	174
Net charge-offs	$101	$112	(10)%		$196	$227	(14)%
Net charge-off rate(4)	5.08%	5.49%	(41	)bps	4.83%	5.51%	(68	)bps
Purchase volume(5)	$3,515	$3,421	3%		$6,782	$6,502	4%

(Dollars in millions)	June 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(1)	$7,820	$8,614	(9)%
30+ days performing delinquency rate(6)	3.84%	3.58%	26	bps
30+ days delinquency rate(7)	4.79	4.49	30
Nonperforming loan rate(8)	1.20	1.16	4
Allowance for loan and lease losses	$394	$453	(13)%

(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category.
(4)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(5)	Consists of purchase transactions for the period, net of returns. Excludes cash advance transactions.
(6)	Calculated by loan category by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(7)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(8)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming credit card loans include international card loans that are generally 90 or 120 days delinquent.

The primary drivers of the improvement in results for our International Card business in the second quarter and first six months of 2013, compared with the second quarter and first six months of 2012 included: (i) the absence of charges recorded in the second quarter of 2012 associated with refunds to U.K. customers due to retrospective regulatory requirements pertaining to Payment Protection Insurance, which had an unfavorable impact on total net revenue and non-interest expense, and (ii) a reduction in the provision for credit losses attributable to lower net charge-offs, reflecting the improvement in the credit environment in Canada and the U.K.

Consumer Banking Business

Our Consumer Banking business generated net income from continuing operations of $444 million and $827 million in the second quarter and first six months of 2013, respectively, compared with net income from continuing operations of $438 million and $662 million in the second quarter and first six months of 2012, respectively. The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenditures.

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

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$1,478	$1,496	(1)%		$2,956	$2,784	6%
Non-interest income	189	185	2		370	361	2

Total net revenue	1,667	1,681	(1)		3,326	3,145	6
Provision for credit losses	67	44	52		242	218	11
Non-interest expense	910	959	(5)		1,800	1,902	(5)

Income from continuing operations before income taxes	690	678	2		1,284	1,025	25
Income tax provision	246	240	3		457	363	26

Income from continuing operations, net of tax	$444	$438	1%		$827	$662	25%

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected performance metrics:
Average loans held for investment:(1)
Auto	$28,677	$24,487	17%		$28,080	$23,535	19%
Home loan	40,532	48,966	(17)		41,771	39,234	6
Retail banking	3,721	4,153	(10)		3,753	4,166	(10)

Total consumer banking	$72,930	$77,606	(6)%		$73,604	$66,935	10%

Average yield on loans held for investment(2)	5.99%	6.17%	(18	)bps	5.96%	6.61%	(65	)bps
Average deposits	$170,733	$174,416	(2)%		$170,910	$152,166	12%
Average deposit interest rate	0.64%	0.70%	(6	)bps	0.64%	0.72%	(8	)bps
Core deposit intangible amortization	$35	$42	(17)%		$72	$79	(9)%
Net charge-offs	110	93	18		253	201	26
Net charge-off rate(3)	0.60%	0.48%	12	bps	0.69%	0.60%	9	bps
Net charge-off rate (excluding acquired loans)(4)	1.08	1.02	6		1.27	1.15	12
Automobile loan originations	$4,525	$4,306	5%		$8,314	$8,576	(3)%

(Dollars in millions)	June 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$29,369	$27,123	8%
Home loan	39,163	44,100	(11)
Retail banking	3,686	3,904	(6)

Total consumer banking	$72,218	$75,127	(4)%

30+ days performing delinquency rate(5)	2.55%	2.65%	(10	)bps
30+ days performing delinquency rate (excluding acquired loans)(4)	4.56	5.14	(58)
30+ days delinquency rate(6)	3.15	3.34	(19)
30+ days delinquency rate (excluding acquired loans)(4)	5.63	6.49	(86)

(Dollars in millions)	June 30, 2013	December 31, 2012	Change
Nonperforming loans rate(7)	0.78	0.85	(7)
Nonperforming loans rate (excluding acquired loans)(4)	1.40	1.66	(26)
Nonperforming asset rate(8)	0.84	0.91	(7)
Nonperforming asset rate (excluding acquired loans)(4)	1.51	1.76	(25)
Allowance for loan and lease losses	$702	$711	(1)%
Allowance coverage ratio(9)	0.97%	0.95%	2	bps
Deposits	$169,789	$172,396	(2)%
Loans serviced for others	14,313	15,333	(7)

(1)

Loans held for investment includes loans acquired in the ING Direct and CCB acquisitions. The carrying value of consumer banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $31.8 billion and $36.5 billion as of June 30, 2013 and December 31, 2012, respectively. The average balance of consumer banking loans held for investment, excluding the carrying value of acquired loans, was $40.2 billion and $36.2 billion in the second quarter of 2013 and 2012, respectively and $39.7 billion and $35.0 billion in the first six months of 2013 and 2012, respectively.

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

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2013, compared with the second quarter and first six months of 2012, and changes in financial condition and credit performance between June 30, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income decreased by $18 million, or 1%, in the second quarter of 2013 to $1.5 billion and increased by $172 million, or 6%, in the first six months of 2013 to $3.0 billion. The modest decrease in net interest income in the second quarter of 2013 was largely attributable to a decrease in average loans due to the expected run-off of certain acquired home loans. The increase in net interest income in the first six months of 2013 was primarily attributable to a significant increase in average loans held for investment and consumer deposits due to the ING Direct acquisition and higher auto loan originations over the past twelve months, which was partially offset by the continued expected run-off of acquired home loans. The favorable impact of the increase in average loan and deposit balances more than offset the decrease in average loans yields due to the shift in the composition of our consumer loan portfolio from the addition of the acquired ING Direct loans, which generally had lower yields.

•

Non-Interest Income: Non-interest income increased slightly by $4 million, or 2%, in the second quarter of 2013 to $189 million and increased by $9 million, or 2%, in the first six months of 2013 to $370 million, largely attributable to fees associated with the addition of the ING Direct business.

•

Provision for Credit Losses: The provision for credit losses increased by $23 million and $24 million in the second quarter and first six months of 2013, respectively, reflecting modestly higher auto loan charge-offs attributable to the continued high volume of auto loan originations. As discussed above under “Summary of Selected Financial Data,” the substantial majority of the ING Direct home loan portfolio is accounted for based on estimated cash flows expected to be collected over the life of the loans. Because the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition.

•

Non-Interest Expense: Non-interest expense decreased by $49 million, or 5%, in the second quarter of 2013 to $910 million and decreased by $102 million, or 5%, in the first six months of 2013 to $1.8 billion. The decrease was largely due to the absence of ING Direct acquisition-related costs incurred in the first six months of 2012, which was partially offset by increased expenses related to the growth in our auto loan portfolio.

•

Loans Held for Investment: Period-end loans held for investment in our Consumer Banking business declined by $2.9 billion, or 4%, in the first six months of 2013, to $72.2 billion as of June 30, 2013, due to the continued expected run-off of acquired home loans, which was partially offset by higher period-end auto balances due to the continued high volume of auto loan originations.

•

Deposits: Period-end deposits in our Consumer Banking business declined by $2.6 billion, or 2%, in the first six months of 2013 to $169.8 billion as of June 30, 2013, reflecting our disciplined pricing and scaling back of deposit growth in the current environment of relatively low overall loan growth.

•

Charge-off and Delinquency Statistics: The reported net charge-off rate of 0.60% and 0.69% in the second quarter and first six months of 2013, respectively, increased from 0.48% and 0.60% in the second quarter and first six months of 2012, respectively. However, the 30+ day delinquency rate decreased to 3.15% as of June 30, 2013, from 3.34% as of December 31, 2012. The increase in the net charge-off rates reflect moderately higher auto loan charge-offs, partially offset by improved home loan performance. As discussed above under “Summary of Selected Financial Data,” the addition of the ING Direct home loan portfolio affects our reported credit metrics, as the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred. Accordingly, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The overall improvement in delinquency rates reflects improved credit performance in our legacy consumer loan portfolios.

Commercial Banking Business

Our Commercial Banking business generated net income from continuing operations of $190 million and $393 million in the second quarter and first six months of 2013, respectively, compared with net income from continuing operations of $228 million and $438 million in the second quarter and first six months of 2012, respectively. The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Because we have some affordable housing tax-related investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenditures.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$457	$427	7%		$911	$858	6%
Non-interest income	93	82	13		177	167	6

Total net revenue	550	509	8		1,088	1,025	6
Provision for credit losses	(14)	(94)	85		(49)	(163)	70
Non-interest expense	269	251	7		527	512	3

Income from continuing operations before income taxes	295	352	(16)		610	676	(10)
Income tax provision	105	124	(15)		217	238	(9)

Income from continuing operations, net of tax	$190	$228	(17)%		$393	$438	(10)%

Selected performance metrics:
Average loans held for investment:(1)
Commercial and multifamily real estate	$18,084	$15,838	14%		$17,771	$15,676	13%
Commercial and industrial	20,332	18,001	13		20,142	17,520	15

Total commercial lending	38,416	33,839	14		37,913	33,196	14
Small-ticket commercial real estate	1,096	1,388	(21)		1,134	1,434	(21)

Total commercial banking	$39,512	$35,227	12%		$39,047	$34,630	13%

Average yield on loans held for investment(2)	3.84%	4.27%	(43	)bps	3.87%	4.37%	(50	)bps
Average deposits	$30,746	$27,943	10%		$30,542	$27,756	10%
Average deposit interest rate	0.26%	0.33%	(7	)bps	0.27%	0.35%	(8	)bps
Core deposit intangible amortization	$8	$9	(11)%		$15	$18	(17)%
Net charge-offs	4	17	(76)		11	33	(67)
Net charge-off rate(3)	0.04%	0.19%	(15	)bps	0.06%	0.19%	(13	)bps

(Dollars in millions)	June 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$18,570	$17,732	5%
Commercial and industrial	21,170	19,892	6

Total commercial lending	39,740	37,624	6
Small-ticket commercial real estate	1,065	1,196	(11)

Total commercial banking	$40,805	$38,820	5%

Nonperforming loans rate(4)	0.60%	0.73%	(13	)bps
Nonperforming asset rate(5)	0.62	0.77	(15)
Allowance for loan and lease losses	$338	$433	(22)%
Allowance coverage ratio(6)	0.83%	1.12%	(29	)bps
Deposits	$30,869	$29,866	3%

(1)

Loans held for investment includes loans acquired in the ING Direct and CCB acquisitions. The carrying value of commercial banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $306 million and $359 million as of June 30, 2013 and December 31, 2012, respectively. The average balance of commercial banking loans held for investment, excluding the carrying value of acquired loans, was $39.2 billion and $34.8 billion in the second quarter of 2013 and 2012, respectively, and $38.7 billion and $34.2 billion in the first six months of 2013 and 2012, respectively.

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

(5)	Calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category.
(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2013, compared with the second quarter and first six months of 2012, and changes in financial condition and credit performance between June 30, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income increased by $30 million, or 7%, in the second quarter of 2013 to $457 million and by $53 million, or 6%, in the first six months of 2013 to $911 million. The increase was primarily driven by higher deposit balances and growth in commercial real estate and commercial and industrial loans.

•

Non-Interest Income: Non-interest income increased by $11 million, or 13%, in the second quarter of 2013 to $93 million and by $10 million, or 6%, in the first six months of 2013 to $177 million, driven by increased investment banking activities and increases in other customer fees.

•

Provision for Credit Losses: The Commercial Banking business recorded a negative provision for credit losses of $14 million and $49 million in the second quarter and first six months of 2013, respectively, compared with a negative provision of $94 million and $163 million in the second quarter and first six months of 2012, respectively. As the improvement in the credit performance of our commercial loan portfolio has somewhat stabilized, we have begun to reduce the amount of the combined allowance and unfunded lending commitments reserve releases. We reduced the combined allowance and unfunded lending commitments reserve by $20 million and $60 million in the second quarter and first six months of 2013, respectively, compared with $110 million and $195 million in the second quarter and first six months of 2012, respectively. As discussed above under “Critical Accounting Policies and Estimates—Allowance of Loan and Lease Losses and Reserve for Unfunded Lending Commitments-Commercial Loans,” we changed our process for estimating the allowance and reserve for unfunded lending commitments for our commercial loan portfolio in the first quarter of 2013, the impact of which resulted in net increase in the combined allowance and reserve for unfunded lending commitments of $37 million as of March 31, 2013 and a corresponding charge to the provision for credit losses.

•

Non-Interest Expense: Non-interest expense increased by $18 million, or 7%, in the second quarter of 2013 to $269 million and by $15 million, or 3%, in the first six months of 2013 to $527 million, driven by investments in business growth and infrastructure enhancements.

•

Loans Held for Investment: Period-end loans held for investment in our Commercial Banking business increased by $2.0 billion, or 5%, in the first six months of 2013, to $40.8 billion as of June 30, 2013. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $1.0 billion, or 3%, to $30.9 billion as of June 30, 2013, from $29.9 billion as of December 31, 2012, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off Statistics: The net charge-off rate decreased to 0.04% and 0.06% in the second quarter and first six months of 2013, respectively, from 0.19% in both the second quarter and first six months of 2012. The nonperforming loan rate decreased to 0.60% as of June 30, 2013, from 0.73% as of December 31, 2012. The improvement in the credit metrics in our Commercial Banking business reflected a continued improvement in credit trends and strengthening of underlying collateral values, resulting in lower loss severities.

“Other” Category

Net loss from continuing operations recorded in Other was $117 million and $245 million in the second quarter and first six months of 2013, respectively, compared with a net loss from continuing operations of $176 million in the second quarter of 2012 and net income from continuing operations of $329 million in the first six months of 2012. Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management. Gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. The Other category also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; certain gains and losses on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as acquisition and restructuring charges; a portion of the provision for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

Table 10: “Other” Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Selected income statement data:
Net interest income (expense)	$(186)	$(272)	32%	$(378)	$(569)	34%
Non-interest income	(29)	16	(281)	(134)	678	(120)

Total net revenue	(215)	(256)	16	(512)	109	(570)
Provision for credit losses	(4)	16	(125)	(2)	26	(108)
Non-interest expense	61	69	(12)	93	101	(8)

Income from continuing operations before income taxes	(272)	(341)	20	(603)	(18)	(3,250)
Income tax benefit	(155)	(165)	6	(358)	(347)	(3)

Income (loss) from continuing operations, net of tax	$(117)	$(176)	34%	$(245)	$329	(174)%

The shift in the Other category to a net loss from continuing operations of $245 million in the first six months of 2013 from net income from continuing operations of $329 million in the first six months of 2012 was primarily due to the recognition of the bargain purchase gain of $594 million related to the ING Direct acquisition in the first quarter of 2012, which was partially offset by a derivative loss of $78 million recognized in the first quarter of 2012 related to the interest rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the expected ING Direct acquisition.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $296.5 billion as of June 30, 2013 decreased by $16.4 billion, or 5%, from $312.9 billion as of December 31, 2012. Total liabilities of $255.5 billion as of June 30, 2013, decreased by $16.9 billion, or 6%, from $272.4 billion as of December 31, 2012. Stockholders’ equity increased by $542 million to $41.0 billion as of June 30, 2013. The increase in stockholders’ equity was primarily attributable to our net income of $2.2 billion for the first six months of 2013, which was partially offset by an other comprehensive loss of $1.5 billion, largely attributable to an increase in interest rates in the second quarter of 2013 that reduced the fair value of our investment securities available for sale and resulted in net unrealized losses.

Following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2013. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our ability to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Investment Securities

Substantially all of our investment securities were classified as available for sale as of June 30, 2013 and December 31, 2012. Investment securities classified as available for sale are reported in our condensed consolidated balance sheets at fair value. Our investment securities portfolio, which had a fair value of $62.6 billion and $64.0 billion as of June 30, 2013 and December 31, 2012, respectively, consisted primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities and other investments. Based on fair value, investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 77% of our total investment securities available for sale as of both June 30, 2013 and December 31, 2012.

We did not have any investment securities designated as held to maturity as of June 30, 2013. We had $9 million of investment securities designated as held to maturity as of December 31, 2012. These investment securities are included in other assets in our condensed consolidated balance sheets.

Table 11 presents the amortized cost and fair value for the major categories of our portfolio of investment securities available for sale as of June 30, 2013 and December 31, 2012.

Table 11: Investment Securities Available for Sale

	June 30, 2013		December 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury debt obligations	$838	$840	$1,548	$1,552
U.S. agency debt obligations(1)	101	101	301	302
Corporate debt securities guaranteed by U.S. government agencies(2)	1,240	1,204	1,003	1,012
Residential mortgage-backed securities (“RMBS”):
Agency(3)	40,798	39,863	39,408	40,002
Non-agency	3,393	3,684	3,607	3,871

Total RMBS	44,191	43,547	43,015	43,873

Commercial mortgage-backed securities (“CMBS”):
Agency(3)	5,984	5,886	6,045	6,144
Non-agency	1,713	1,666	1,425	1,485

Total CMBS	7,697	7,552	7,470	7,629

Other asset-backed securities(4)	7,405	7,414	8,393	8,458
Other securities(5)	1,957	1,944	1,120	1,153

Total securities available for sale	$63,429	$62,602	$62,850	$63,979

(1)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $100 million and $300 million as of June 30, 2013 and December 31, 2012, respectively, and a fair value of $100 million and $302 million as of June 30, 2013 and December 31, 2012, respectively.

(2)	Consists of corporate debt securities guaranteed by U.S. government agencies, such as the Export-Import Bank of the United States.

(3)

Includes MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae, each of which individually exceeded 10% of our stockholders’ equity as of the end of each reported period. Fannie Mae MBS had an amortized cost of $26.0 billion and $22.9 billion as of June 30, 2013 and December 31, 2012, respectively, and a fair value of $25.2 billion and $23.2 billion as of June 30, 2013 and December 31, 2012, respectively. Freddie Mac MBS had an amortized cost of $12.5 billion and $12.6 billion as of June 30, 2013 and December 31, 2012, respectively, and a fair value of $12.3 billion and $12.9 billion as of June 30, 2013 and December 31, 2012, respectively. Ginnie Mae MBS had an amortized cost of $8.0 billion and $9.9 billion as of June 30, 2013 and December 31, 2012, respectively, and a fair value of $7.9 billion and $10.0 billion as of June 30, 2013 and December 31, 2012, respectively.

(4)

The other asset-backed securities portfolio was collateralized by approximately 66% credit card loans, 19% auto dealer floor plan inventory loans and leases, 7% auto loans, 6% equipment loans, 1% student loans and 1% of other assets as of June 30, 2013. In comparison, the distribution was approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 5% equipment loans, 1% student loans, 2% commercial paper and 4% of other assets as of December 31, 2012. Approximately 87% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2013, compared with 82% as of December 31, 2012.

(5)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

The amortized cost of our portfolio of investment securities available for sale increased by $579 million in the first six months of 2013 to $63.4 billion as of June 30, 2013. The increase was attributable to security purchases of $10.5 billion, which were largely offset by pay downs and maturities of $8.5 billion and sales of $1.3 billion.

Unrealized gains and losses on investment securities available for sale are recorded net of tax as a component of accumulated other comprehensive income (“AOCI”). We had gross unrealized gains of $717 million and gross unrealized losses of $1.5 billion on investment securities available for sale as of June 30, 2013, resulting in a net unrealized loss position of $827 million as of June 30, 2013. In comparison, we had gross unrealized gains of $1.2 billion and gross unrealized losses of $120 million on securities available for sale as of December 31, 2012, resulting in a net unrealized gain position of $1.1 billion as of December 31, 2012. The shift of $2.0 billion to a net unrealized loss position as of June 30, 2013, from a net unrealized gain position as of December 31, 2012 was driven primarily by the sharp rise in interest rates in the second quarter of 2013, which reduced the fair value of certain securities. Of the $1.5 billion in gross unrealized losses as of June 30, 2013, $31 million related to securities that had been in a loss position for 12 months or longer.

We provide information on OTTI losses recognized in earnings on our investment securities above under “Consolidated Results of Operations—Non-Interest Income.”

Credit Ratings

Our portfolio of investment securities available for sale continues to be concentrated in securities that generally have low credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and other government sponsored enterprises or agencies. Approximately 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of both June 30, 2013 and December 31, 2012, while approximately 5% and 6% were below investment grade as of June 30, 2013 and December 31, 2012, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other asset-backed securities and other securities in our portfolio as of June 30, 2013 and December 31, 2012.

Table 12: Non-Agency Investment Securities Credit Ratings

	June 30, 2013				December 31, 2012
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,393	—%	5%	95%	$3,607	—%	5%	95%
Non-agency CMBS	1,713	99	1	—	1,425	97	3	—
Other asset-backed securities	7,405	87	11	2	8,393	82	17	1
Other securities(1)	1,957	40	53	7	1,120	67	24	9

(1)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the CRA.

For additional information on our investment securities, see “Note 3—Investment Securities.”

Loans Held for Investment

Total loans that we manage consist of held for investment loans recorded on our consolidated balance sheets and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 13 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of June 30, 2013 and December 31, 2012.

Table 13: Net Loans Held for Investment

	June 30, 2013			December 31, 2012
(Dollars in millions)	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$78,310	$3,349	$74,961	$91,755	$3,979	$87,776
Consumer Banking	72,218	702	71,516	75,127	711	74,416
Commercial Banking	40,805	338	40,467	38,820	433	38,387
Other	179	18	161	187	33	154

Total	$191,512	$4,407	$187,105	$205,889	$5,156	$200,733

Period-end loans held for investment decreased by $14.4 billion, or 7%, in the first six months of 2013, to $191.5 billion as of June 30, 2013, from $205.9 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio of approximately $7 billion to the held-for-sale category in the first quarter of 2013. Excluding the transfer of the Best Buy loan portfolio to held for sale, period-end loans held for investment decreased due to the continued expected run-off of home loans in our Consumer Banking business, certain other credit card loans acquired in the 2012 U.S. card acquisition, and installment loans in our Credit Card business. The pay downs and run-off of card balances were partially offset by increased purchased volume in our Credit Card business, higher period-end auto balances due to the continued high volume of auto loan originations and strong loan originations in our commercial and industrial and commercial real estate loan portfolios.

We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile” and in “Note 4—Loans.”

Loans Held for Sale

Loans held for sale, which are carried at lower of cost or fair value, increased to $6.2 billion as of June 30, 2013, from $201 million as of December 31, 2012. The increase was primarily due to the transfer of the Best Buy loan portfolio to held for sale from held for investment in the first quarter of 2013. At the time of the transfer, the portfolio had loan balances of approximately $7 billion. The Best Buy loan portfolio had outstanding loan balances of $6.1 billion as of June 30, 2013.

Customer Deposits

Our customer deposits have become our largest source of funding for our operations and asset growth, providing a sizable and consistent source of low-cost funds. Total customer deposits decreased by $2.6 billion to $209.9 billion as of June 30, 2013, from $212.5 billion as of December 31, 2012, reflecting our disciplined pricing and scaling back of deposit growth in the current environment of relatively low overall loan growth. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Borrowings due to securitization investors decreased by $567 million during the first six months of 2013 to $10.8 billion as of June 30, 2013, from $11.4 billion as of December 31, 2012. The decrease primarily reflected planned reductions of the long-term debt in our credit card securitization trusts. These reductions were partially offset by the execution of $1.5 billion of credit card securitization transactions during the six months ended June 30, 2013. On February 1, 2013, Capital One Multi-Asset Execution Trust issued $750 million of 3-year fixed-rate notes from our credit card securitization trust. On May 14, 2013, Capital One Multi-Asset Execution Trust issued $700 million of 3-year floating rate notes from our credit card securitization trust.

Other Debt

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including junior subordinated debt and Federal Home Loan Bank (“FHLB”) advances, but excluding securitized debt obligations, totaled $25.4 billion as of June 30, 2013, of which $12.0 billion represented short-term borrowings and $13.4 billion represented long-term debt. Other debt decreased by $13.1 billion in the second quarter of 2013 from a total $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

In the first quarter of 2013, we exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due 2023 and cash of $209 million. In the second quarter, we exchanged $763 million of outstanding 6.75% senior notes due 2017. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $839 million of new 3.5% senior notes due 2023 and cash of $88 million. Both exchanges were accounted for as a modification of debt.

In addition, other debt decreased as a result of our redemption of $3.65 billion of our junior subordinated debt on January 2, 2013 in connection with our redemption of our outstanding trust preferred securities. This decrease was partially offset by the issuance of $850 million unsecured senior bank notes in the first quarter of 2013. The remaining decrease was due to the maturities of FHLB advances of $35.7 billion, which was partially offset by $26.0 billion of new FHLB advances during the first six months of 2013. We provide additional information on our borrowings in “Note 8—Deposits and Borrowings.”

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

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our condensed consolidated balance sheets as a component of other liabilities. The aggregate reserves for all three subsidiaries totaled $1.2 billion as of June 30, 2013, compared with $899 million as of December 31, 2012, and $1.0 billion as of June 30, 2012.

The table below summarizes changes in our representation and warranty reserves in the second quarter and first six months of 2013 and 2012, and for full year 2012.

Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,		Full Year 2012
(Dollars in millions)	2013	2012	2013	2012
Representation and warranty repurchase reserve, beginning of period(1)	$994	$1,101	$899	$943	$943
Provision for mortgage representation and warranty losses(2)	183	180	280	349	349
Net realized losses	(21)	(279)	(23)	(290)	(393)

Representation and warranty repurchase reserve, end of period(1)	$1,156	$1,002	$1,156	$1,002	$899

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our condensed consolidated statements of income as a component of non-interest income was a benefit of $4 million and $14 million in the second quarter and first six months of 2013, respectively compared with a loss of $26 million and $42 million in the second quarter and first six months of 2012, respectively. The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of discontinued operations totaled $187 million and $294 million in the second quarter and first six months of 2013, respectively and $154 million and $307 million in the second quarter and first six months of 2012, respectively.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2013, is approximately $2.5 billion, a decline from $2.7 billion as both March 31, 2013 and December 31, 2012. The estimate as of June 30, 2013 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the US Bank Litigation, the DBSP Litigation, the Ambac Litigation, the LXS Trusts Litigation, and the FHLB of Boston Litigation.

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $3.0 billion and $441 million, respectively, as of June 30, 2013, and our maximum exposure to loss was $3.1 billion as of June 30, 2013. We provide a discussion of our activities related to these VIEs in “Note 6—Variable Interest Entities and Securitizations.”

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

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and banks currently are required to maintain a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage capital ratio of at least 4% in order to be considered adequately capitalized.

National banks also are subject to prompt corrective action capital regulations. Under prompt corrective action regulations, a bank is considered to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6% (200 basis points higher than the above minimum capital standard), a total risk-based capital ratio of at least 10% (200 basis points higher than the above minimum capital standard), a Tier 1 leverage capital ratio of at least 5% and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. A bank is considered to be adequately capitalized if it meets the above minimum capital ratios and does not otherwise meet the well capitalized definition. Currently, prompt corrective action capital requirements do not apply to bank holding companies. We also disclose a Tier 1 common ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. While there is currently no mandated minimum or “well capitalized” standard for the Tier 1 Common ratio, the Federal Reserve, the OCC, and the FDIC recently finalized a new capital framework that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision (“Basel Committee”) and updates the prompt corrective action capital requirements. The new capital framework establishes a new minimum common equity Tier 1 capital ratio that will be phased-in starting in 2014 for banks subject to the Basel II Advanced Approaches of the Basel Committee (“Advanced Approaches”) and new capital standards under the prompt corrective action capital requirements effective 2015. See “Supervision and Regulation” for more information. In addition, we disclose a non-GAAP TCE ratio in “Summary of Selected Financial Data.” While the Tier 1 common and TCE ratios are capital measures widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of these ratios in “Supplemental Tables-Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I.”

Table 15 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of June 30, 2013 and December 31, 2012.

Table 15: Capital Ratios Under Basel I(1)

	June 30, 2013			December 31, 2012
(Dollars in millions)	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:
Tier 1 common(2)	12.06%	N/A	N/A	10.96%	N/A	N/A
Tier 1 risk-based capital(3)	12.45	4.00%	6.00%	11.34	4.00%	6.00%
Total risk-based capital(4)	14.67	8.00	10.00	13.56	8.00	10.00
Tier 1 leverage(5)	9.69	4.00	N/A	8.66	4.00	N/A
Capital One Bank (USA) N.A. (“COBNA”):
Tier 1 risk-based capital(3)	12.06%	4.00%	6.00%	11.32%	4.00%	6.00%
Total risk-based capital(4)	15.57	8.00	10.00	14.74	8.00	10.00
Tier 1 leverage(5)	10.40	4.00	5.00	10.43	4.00	5.00
Capital One, N.A. (“CONA”):
Tier 1 risk-based capital(3)	13.00%	4.00%	6.00%	13.59%	4.00%	6.00%
Total risk-based capital(4)	14.10	8.00	10.00	14.85	8.00	10.00
Tier 1 leverage(5)	9.03	4.00	5.00	9.15	4.00	5.00

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.”
(2)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(3)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(5)	Tier 1 leverage ratio is calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

Our Tier 1 common ratio, as calculated under Basel I, increased to 12.06% as of June 30, 2013, up from 10.96% as of December 31, 2012. The increase in our Tier 1 common ratio reflected strong internal capital generation from earnings. We exceeded minimum capital requirements and would meet the “well capitalized” ratio levels specified under prompt corrective action for Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage under Federal Reserve capital standards for bank holding companies as of June 30, 2013 and December 31, 2012. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under prompt corrective action requirements as of June 30, 2013 and December 31, 2012.

Recent Developments in Capital Requirements

The Federal Reserve, the OCC, and the FDIC recently finalized a rule implementing the Basel III capital framework developed by the Basel Committee as well as certain Dodd-Frank Act capital provisions (the “Final Rule”). The Final Rule increases the minimum capital that we and other institutions are required to hold. See “Supervision and Regulation” for more information.

Prior to being revised in the Final Rule, the minimum risk-based capital requirements adopted by the U.S. federal banking agencies followed Basel I as noted in Table 15 above and the Advanced Approaches. Currently, we are subject to Basel I and the Advanced Approaches and are in the Advanced Approaches qualification process. Under the Final Rule, when we complete parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater requirement of Basel I or the Advanced Approaches, both as modified under the Final Rule (“Modified Basel I” and “Modified Advanced Approaches,” respectively). See “Supervision and Regulation-Basel II” in our 2012 Annual Report on Form 10-K for additional information. We anticipate that we will need to hold more regulatory capital under the Modified Advanced Approaches than under Modified Basel I to maintain our required risk-based capital ratio.

We estimate that we exceeded an assumed Modified Advanced Approaches common equity Tier 1 capital ratio internal target of 8% in the second quarter. Our estimated capital trajectory includes the estimated impact of implementing the Modified Advanced Approaches to calculate regulatory capital, which we expect will apply to us in 2016 or later. The assumed 8% ratio target assumes a buffer of 50 basis points for a systemically important financial institution under applicable rules and regulations and a further buffer of 50 basis points to cover potential volatility in both the numerator and denominator of the ratio. Our actual operating levels for capital will vary over time depending on our outlook for near-to-medium term growth, our view of where we are in the economic cycle and our resilience under ongoing stress-testing processes. Our common equity Tier 1 capital and risk-weighted assets under the Modified Advanced Approaches rules are estimated based on our current interpretation, expectations and understanding of the Modified Advanced Approaches rules and other capital regulations issued by U.S. regulators and the application of such rules to our businesses as currently conducted. We are in the early phases of developing, validating and deploying the models, processes and controls necessary to measure capital under the Modified Advanced Approaches rules. Further, Basel III calculations are necessarily subject to change based on, among other things, further changes to the Final Rules and other regulations, other implementation guidance, changes in our businesses and certain actions of management, including those affecting the composition of our balance sheet. Accordingly, our Basel III capital estimates are likely to continue to evolve until these uncertainties lessen.

Capital Planning and Regulatory Stress Testing

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or CCAR). Under the rules, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. In January 2013 we submitted our capital plan to the Federal Reserve as part of the 2013 CCAR. On March 14, 2013, we were informed by the Federal Reserve that it had completed its review under the CCAR process and that it did not object to our proposed capital distribution plans submitted pursuant to CCAR, which included an increase in the quarterly dividend on our common stock. On May 2, 2013, our Board of Directors approved an increase in our quarterly common stock dividend per share from $0.05 per share to $0.30 per share, payable May 23, 2013 to stockholders of record as of May 13, 2013.

On July 2, 2013, we announced that our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock, subject to the closing of the previously announced sale of our Best Buy loan portfolio. The Federal Reserve informed us that, contingent on the closing of the sale of the Best Buy loan portfolio, we may repurchase the shares through March 31, 2014. We expect the sale of the Best Buy loan portfolio to be completed in the third quarter of 2013. The timing and exact amount of any common stock share repurchases will depend on various factors, including the closing of the sale of the Best Buy loan portfolio, market conditions, our capital position, and internal capital generation. Our share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time.

On July 3, 2013, we submitted to the Federal Reserve our results of the company-run, mid-year stress tests required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Similar to the annual-company-run tests, we are required to publicly disclose quantitative and qualitative information about our results under the severely adverse scenario. Results from the company-run, mid-year stress tests are to be disclosed between September 15 and September 30, 2013.

Dividends

On July 25, 2013, our Board of Directors declared a quarterly common stock dividend per share of $0.30 per share, payable on August 15, 2013 to stockholders of record as of August 5, 2013. The Board of Directors also declared a quarterly dividend on the outstanding shares of the Series B Preferred Stock. Each outstanding share of the Series B Preferred Stock is represented by depository shares, each representing a 1/40th interest in a share of Series B Preferred Stock. The dividend of $15.00 per share (equivalent to $0.375 per outstanding depository share) will be paid on September 3, 2013 to stockholders of record at the close of business on August 16, 2013.

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Funds available for dividend payments from COBNA and CONA were $2.5 billion and $314 million, respectively, as of June 30, 2013. There can be no assurance that we will declare and pay any dividends. For additional information on dividends, see “Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds” in our 2012 Form 10-K.

RISK MANAGEMENT

Overview

Risk management is a critical part of our business model, as all financial institutions are exposed to a variety of risks that can significantly affect their financial performance. In May 2013, we created a Board level Risk Committee that is separate from the Audit Committee to assist the Board in fulfilling its oversight responsibilities related to risk management. The Risk Committee receives management reports from the Chief Risk Officer or his designee related to the Corporation’s enterprise-wide risk management framework, including policies and practices by management to identify, assess, measure and manage key risks facing the Corporation across all of the Corporation’s eight major categories of risk: credit risk, liquidity risk, market risk, compliance risk, operational risk, legal risk, reputation risk and strategic risk. Our risk management framework is intended to identify, assess and mitigate risks that affect or have the potential to affect our business. We target financial returns that compensate us for the amount of risk that we take and avoid excessive risk-taking.

We use a risk management framework to manage risk. This framework applies at all levels, from the development of the Enterprise Risk Management Program itself to the tactical operations of the front-line business team. We have recently enhanced our risk management framework to more fully embody our “Three Lines of Defense” model and more fully capture the expectations of strong risk management. Our risk management framework consists of the following eight key elements:

•	Establish governance processes, accountabilities, and risk appetites
•	Identify and assess risks and ownership
•	Develop and operate controls, monitoring and mitigation plans
•	Test and detect control gaps and perform corrective action
•	Escalate key risks and gaps to Executive Management, and when appropriate the Board of Directors
•	Calculate and allocate capital in alignment with risk management and measurement processes (including stress testing)
•	Support with the right culture, talent and skills
•	Enabled by the right data, infrastructure and programs

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2012 Form 10-K. While we have enhanced our framework, our guiding principles, roles and responsibilities have remained consistent.

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

Total loans that we manage consist of held for investment loans recorded on our balance sheet and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets under restricted loans for securitization investors. Table 16 presents the composition of our total loan portfolio, by business segments, as of June 30, 2013 and December 31, 2012. Table 16 also displays acquired loans accounted for based on estimated cash flows expected to be collected, which consists of a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions. For additional information on the accounting for acquired loans, see “MD&A—Credit Risk Profile—Loan Portfolio Composition—Loans Acquired” and “Note 1—Summary of Significant Accounting Policies—Loan” in our 2012 Form 10-K. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $6.2 billion and $201 million as of June 30, 2013 and December 31, 2012, respectively.

Table 16: Loan Portfolio Composition(1)

	June 30, 2013				December 31, 2012
(Dollars in millions)	Loans	Acquired Loans(2)	Total(3)	% of Total	Loans	Acquired Loans(2)	Total(3)	% of Total
Credit Card business:
Credit card loans:
Domestic credit card loans	$69,901	$85	$69,986	36.5%	$82,058	$270	$82,328	40.0%
International credit card loans	7,820	0	7,820	4.1	8,614	0	8,614	4.2

Total credit card loans	77,721	85	77,806	40.6	90,672	270	90,942	44.2

Installment loans:
Domestic installment loans	500	4	504	0.3	795	18	813	0.4

Total credit card	78,221	89	78,310	40.9	91,467	288	91,755	44.6

Consumer Banking business:
Auto	29,360	9	29,369	15.3	27,106	17	27,123	13.2
Home loan	7,367	31,796	39,163	20.4	7,697	36,403	44,100	21.4
Other retail	3,648	38	3,686	1.9	3,870	34	3,904	1.9

Total consumer banking	40,375	31,843	72,218	37.6	38,673	36,454	75,127	36.5

Commercial Banking business:(4)
Commercial and multifamily real estate	18,465	105	18,570	9.7	17,605	127	17,732	8.6
Commercial and industrial	20,969	201	21,170	11.1	19,660	232	19,892	9.7

Total commercial lending	39,434	306	39,740	20.8	37,265	359	37,624	18.3

Small-ticket commercial real estate.	1,065	0	1,065	0.6	1,196	0	1,196	0.5

Total commercial banking	40,499	306	40,805	21.4	38,461	359	38,820	18.8

Other:
Other loans	142	37	179	0.1	154	33	187	0.1

Total loans held for investment	$159,237	$32,275	$191,512	100.0%	$168,755	$37,134	$205,889	100.0%

(1)	Excludes loans held for sale of $6.2 billion and $201 million as of June 30, 2013 and December 31, 2012, respectively.
(2)

Consists of acquired loans accounted for based on estimated cash flows expected to be collected. See “Note 1—Summary of Significant Accounting Policies” in our 2012 Form 10-K and “Note 4—Loans” in this Report for additional information.

(3)	We had a net unamortized premium on purchased loans of $334 million and $461 million as of June 30, 2013 and December 31, 2012, respectively.
(4)	Includes construction loans and land development loans totaling $2.2 billion as of June 30, 2013 and $2.1 billion as of December 31, 2012.

Credit Risk Measurement

We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Key metrics we track in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance commercial loans. Trends in delinquency rates are a primary indicator of credit risk within our consumer loan portfolios, as changes in delinquency rate provide an early warning of changes in credit losses. The primary indicator of credit risk in our commercial loan portfolios is risk ratings. Because we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming, the level of nonperforming assets represents another indicator of the potential for future credit losses. In addition to delinquency rates, the geographic distribution of our loans provides insight as to the credit quality of the portfolio based on regional economic conditions.

We use borrower credit scores in underwriting for most consumer loans. We do not use credit scores as a primary indicator of credit quality because product differences, loan structure, and other factors drive large differences in credit quality for a given credit score. We continuously adjust our management of credit lines and collection strategies based on customer behavior and risk profile changes.

As noted above, our Credit Card business accounted for $78.3 billion, or 41%, of our total loan portfolio as of June 30, 2013, with Domestic Card accounting for $70.5 billion, or 37%, of our total loan portfolio as of June 30, 2013. In comparison, our Credit Card business accounted for $91.8 billion, or 45%, of our total loan portfolio as of December 31, 2012, with Domestic Card accounting for $83.1 billion, or 40%, of our total loan portfolio as of December 31, 2012. Based on our most recent data, we estimate that approximately one-third of our Domestic Card portfolio had credit scores less than 660 or no score, based on loan balances, as of June 30, 2013, relatively consistent with the proportion of the Domestic Card portfolio with credit scores below 660 or no score as of December 31, 2012. For loans related to the 2012 U.S. card acquisition and certain other partnerships, data is obtained on a lagged basis.

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

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 17 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of June 30, 2013 and December 31, 2012. Table 17 also presents these metrics adjusted to exclude from the denominator acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

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

Table 17: 30+ Days Delinquencies

	June 30, 2013						December 31, 2012
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$2,148	3.05%	3.05%	$2,148	3.05%	3.05%	$3,001	3.61%	3.62%	$3,001	3.61%	3.62%
International credit card	301	3.84	3.84	375	4.79	4.79	308	3.58	3.58	387	4.49	4.49

Total credit card	2,449	3.13	3.13	2,523	3.22	3.23	3,309	3.61	3.62	3,388	3.69	3.70

Consumer Banking business:
Automobile	1,770	6.03	6.03	1,899	6.46	6.47	1,900	7.00	7.01	2,049	7.55	7.56
Home loan	46	0.12	0.63	327	0.84	4.44	59	0.13	0.77	380	0.86	4.94
Retail banking	25	0.68	0.68	49	1.34	1.35	30	0.76	0.77	81	2.07	2.09

Total consumer banking	1,841	2.55	4.56	2,275	3.15	5.63	1,989	2.65	5.14	2,510	3.34	6.49

Commercial Banking business:
Commercial and multifamily real estate	129	0.69	0.70	205	1.10	1.11	140	0.79	0.79	248	1.40	1.41
Commercial and industrial	65	0.31	0.31	139	0.66	0.66	73	0.37	0.37	135	0.68	0.69

Total commercial lending	194	0.49	0.49	344	0.87	0.87	213	0.57	0.57	383	1.02	1.03

Small-ticket commercial real estate	9	0.88	0.88	19	1.79	1.79	33	2.74	2.74	43	3.60	3.60

Total commercial banking	203	0.50	0.50	363	0.89	0.90	246	0.63	0.64	426	1.10	1.11

Other:
Other loans	6	3.40	4.27	28	15.47	19.43	11	5.72	6.95	36	19.25	23.38

Total	$4,499	2.35%	2.83%	$5,189	2.71%	3.26%	$5,555	2.70%	3.29%	$6,360	3.09%	3.77%

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.

Table 18 presents an aging of 30+ days delinquent loans included in the above table.

Table 18: Aging and Geography of 30+ Days Delinquent Loans

	June 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$191,512	100.0%	$205,889	100.0%

Delinquency status:
30 – 59 days	$2,331	1.22%	$2,664	1.29%
60 – 89 days	1,155	0.60	1,440	0.70
90 + days	1,703	0.89	2,256	1.10

Total	$5,189	2.71%	$6,360	3.09%

Geographic region:
Domestic	$4,814	2.51%	$5,973	2.90%
International	375	0.20	387	0.19

Total	$5,189	2.71%	$6,360	3.09%

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total held-for- investment loan portfolio, including acquired loans.

Table 19 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of June 30, 2013 and December 31, 2012. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 19: 90+ Days Delinquent Loans Accruing Interest

	June 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card	$1,086	1.39%	$1,510	1.65%
Consumer	1	0.00	1	0.00
Commercial	20	0.05	16	0.04

Total	$1,107	0.58%	$1,527	0.74%

Geographic region:(2)
Domestic	$1,014	0.53%	$1,427	0.69%
International	93	0.05	100	0.05

Total	$1,107	0.58%	$1,527	0.74%

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

Table 20 presents comparative information on nonperforming loans, by loan category, as of June 30, 2013 and December 31, 2012, and the ratio of nonperforming loans to our total loans. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.

Table 20: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	June 30, 2013(3)		December 31, 2012
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Credit card business:
International credit card	$94	1.20%	$100	1.16%

Total credit card	94	0.12	100	0.11

Consumer Banking business:
Auto	128	0.44	149	0.55
Home loan	398	1.02	422	0.96
Retail banking	40	1.10	71	1.82

Total consumer banking	566	0.78	642	0.85

Commercial Banking business:
Commercial and multifamily real estate	96	0.52	137	0.77
Commercial and industrial	136	0.64	133	0.67

Total commercial lending	232	0.58	270	0.72
Small-ticket commercial real estate	12	1.10	12	0.97

Total commercial banking	244	0.60	282	0.73

Other:
Other loans	26	14.46	30	15.85

Total nonperforming loans held for investment(4)	$930	0.49%	$1,054	0.51%

Other nonperforming assets:
Foreclosed property(5)	$165	0.09%	$204	0.10%
Repossessed assets	18	0.01	22	0.01

Total other nonperforming assets	183	0.10	226	0.11

Total nonperforming assets	$1,113	0.58%	$1,280	0.62%

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

(2)

The nonperforming loan ratio, excluding acquired loans from the denominator, for home loan, total consumer banking, and total nonperforming loans held for investment was 5.40%, 1.40%, and 0.58%, respectively, as of June 30, 2013, compared with 5.48%, 1.66%, and 0.62%, respectively, as of December 31, 2012. The nonperforming asset ratio, excluding acquired loans from the denominator, was 0.70% and 0.76% as of June 30, 2013 and December 31, 2012, respectively.

(3)

We recognized interest income for loans classified as nonperforming of $17 million and $16 million in the first six months of 2013 and 2012, respectively. Interest income foregone related to nonperforming loans was $34 million and $29 million in the first six months of 2013 and 2012, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 0.82% and 0.92% as of June 30, 2013 and December 31, 2012, respectively.
(5)	Includes foreclosed properties related to acquired loans of $129 million and $167 million as of June 30, 2013 and December 31, 2012, respectively.

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

Table 21 presents our net charge-off amounts and rates, by business segment, in the second quarter and first six months of 2013 and 2012. We provide information on charge-off amounts by loan category below in Table 23.

Table 21: Net Charge-Offs

	Three Months Ended June 30,
	2013			2012
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$749	4.28%	4.29%	$510	2.86%	2.87%
International credit card	101	5.08	5.08	112	5.49	5.49

Total credit card	850	4.36	4.37	622	3.13	3.14

Consumer Banking business:
Automobile	92	1.28	1.28	68	1.11	1.11
Home loan	4	0.03	0.16	12	0.09	0.60
Retail banking	14	1.50	1.52	13	1.27	1.29

Total consumer banking	110	0.60	1.08	93	0.48	1.02

Commercial Banking business:
Commercial and multifamily real estate	1	0.04	0.04	7	0.18	0.18
Commercial and industrial	2	0.03	0.03	5	0.10	0.10

Total commercial lending	3	0.03	0.03	12	0.14	0.14

Small-ticket commercial real estate	1	0.45	0.45	5	1.46	1.46

Total commercial banking	4	0.04	0.04	17	0.19	0.19

Other:
Other loans	5	13.10	16.65	6	18.04	18.04

Total	$969	2.03%	2.46%	$738	1.53%	1.96%

Average loans held for investment	$190,562			$192,632
Average loans held for investment (excluding acquired loans)	157,418			150,450

	Six Months Ended June 30,
	2013			2012
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$1,576	4.36%	4.37%	$1,041	3.32%	3.33%
International credit card	196	4.83	4.83	227	5.51	5.51

Total credit card	1,772	4.41	4.41	1,268	3.57	3.58

Consumer Banking business:
Automobile	214	1.52	1.52	147	1.25	1.26
Home loan	8	0.04	0.19	27	0.13	0.71
Retail banking	31	1.68	1.69	27	1.33	1.34

Total consumer banking	253	0.69	1.27	201	0.60	1.15

Commercial Banking business:
Commercial and multifamily real estate	2	0.03	0.03	11	0.14	0.14
Commercial and industrial	4	0.04	0.04	1	0.02	0.02

Total commercial lending	6	0.03	0.03	12	0.07	0.07

Small-ticket commercial real estate	5	0.94	0.94	21	2.90	2.90

Total commercial banking	11	0.06	0.06	33	0.19	0.19

Other:
Other loans	12	13.83	17.58	16	20.97	20.97

Total	$2,048	2.12%	2.58%	$1,518	1.76%	2.17%

Average loans held for investment	$193,265			$172,767
Average loans held for investment (excluding acquired loans)	158,840			140,142

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding acquired loans accounted for based on estimated cash flows expected to be collected from the denominator.

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

Table 22 presents the loan balances as of June 30, 2013 and December 31, 2012 with loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 22 excludes loan modifications that do not meet the definition of a TDR and acquired loans accounted for based on expected cash flows, which we track and report separately.

Table 22: Loan Modifications and Restructurings

	June 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$799	47.3%	$873	48.7%
Auto	326	19.3	328	18.3
Home loan	205	12.1	145	8.1
Retail banking	63	3.7	65	3.6
Commercial banking	297	17.6	383	21.3

Total	$1,690	100.0%	$1,794	100.0%

Status of modified and restructured loans:
Performing	$1,212	71.7%	$1,419	79.1%
Nonperforming	478	28.3	375	20.9

Total	$1,690	100.0%	$1,794	100.0%

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve a reduction and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

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

Impaired loans, including TDRs, totaled $1.9 billion as of June 30, 2013 and $2.0 billion as of December 31, 2012. TDRs accounted for $1.7 billion as of June 30, 2013 and $1.8 billion as of December 31, 2012 of impaired loans. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”

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

Table 23 displays changes in our allowance for loan and lease losses for the second quarter and first six months of 2013 and 2012, which details by loan type, the provision for credit losses recognized in our consolidated statements of income each period and charge-offs recorded against the allowance for loan and lease losses.

Table 23: Allowance for Loan and Lease Losses Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period, as reported	$4,606	$4,060	$5,156	$4,250
Provision for credit losses(1) (2)	778	1,686	1,613	2,265
Charge-offs:
Credit Card business:
Domestic credit card and installment loans	(1,033)	(746)	(2,152)	(1,534)
International credit card	(148)	(162)	(291)	(329)

Total credit card	(1,181)	(908)	(2,443)	(1,863)

Consumer Banking business:
Auto	(153)	(122)	(335)	(262)
Home loan	(5)	(19)	(12)	(43)
Retail banking	(19)	(20)	(44)	(40)

Total consumer banking	(177)	(161)	(391)	(345)

Commercial Banking business:
Commercial and multifamily real estate	(2)	(8)	(4)	(17)
Commercial and industrial	(6)	(8)	(10)	(19)

Total commercial lending	(8)	(16)	(14)	(36)
Small-ticket commercial real estate	(6)	(8)	(12)	(24)

Total commercial banking	(14)	(24)	(26)	(60)
Other loans	(7)	(7)	(15)	(18)

Total charge-offs	(1,379)	(1,100)	(2,875)	(2,286)

Recoveries:
Credit Card business:
Domestic credit card and installment loans	284	236	576	493
International credit card	47	50	95	102

Total credit card	331	286	671	595

Consumer Banking business:
Auto	61	54	121	115
Home loan	1	7	4	16
Retail banking	5	7	13	13

Total consumer banking	67	68	138	144

Commercial Banking business:
Commercial and multifamily real estate	1	1	2	6
Commercial and industrial	4	3	6	17

Total commercial lending	5	4	8	23
Small-ticket commercial real estate	5	3	7	4

Total commercial banking	10	7	15	27

Other loans	2	1	3	2

Total recoveries	410	362	827	768

Net charge-offs	(969)	(738)	(2,048)	(1,518)
Impact of loan transfers, sales and other changes(2)	(8)	(10)	(314)	1

Balance at end of period	$4,407	$4,998	$4,407	$4,998

Allowance for loan and lease losses as a percentage of loans held for investment			2.30%	2.47%

(1)

The total provision for credit losses reported in our consolidated statements of income of $762 million and $1.6 billion in the second quarter and first six months of 2013, respectively and $1.7 billion and $2.3 billion in the second quarter and first six months of 2012, respectively, consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The provision for credit losses reported in the above table relates only to the provision for loan and lease losses. It does not include the negative provision for unfunded lending commitments of $16 million and provision of $34 million in the second quarter and first six months of 2013, respectively, and the negative provision for unfunded lending commitments of $9 million and $15 million in the second quarter and first six months of 2012, respectively.

(2)

Consists of a reduction in the allowance of $289 million, which was attributable to the transfer of the Best Buy loan portfolio to held for sale from held for investment in the first six months of 2013, and a foreign translation loss of $8 million and $25 million in the second quarter and first six months of 2013, respectively. Consists of a foreign translation loss of $10 million and $21 million for the second quarter and first six months of 2012, respectively.

Table 24 presents an allocation of our allowance for loan and lease losses by loan category as of June 30, 2013 and December 31, 2012.

Table 24: Allocation of the Allowance for Loan and Lease Losses

	June 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total HFI Loans(1)	Amount	% of Total HFI Loans(1)
Credit Card business:
Domestic credit card and installment loans	$2,955	4.19%	$3,526	4.24%
International credit card	394	5.04	453	5.26

Total credit card	3,349	4.28	3,979	4.34

Consumer Banking business:
Auto	537	1.83	486	1.79
Home loan	79	0.20	113	0.26
Retail banking	86	2.33	112	2.87

Total consumer banking	702	0.97	711	0.95

Commercial Banking business:
Commercial and multifamily real estate	132	0.71	239	1.35
Commercial and industrial	163	0.77	116	0.58

Total commercial lending	295	0.74	355	0.94
Small-ticket commercial real estate	43	4.04	78	6.52

Total commercial banking	338	0.83	433	1.12

Other loans	18	10.06	33	17.65

Total	$4,407	2.30%	$5,156	2.50%

Total allowance coverage ratios:
Period-end loans held for investment	$191,512	2.30%	$205,889	2.50%
Period-end loans held for investment (excluding acquired loans)	159,237	2.74	168,755	3.02
Nonperforming loans(2)	930	473.87	1,054	489.18
Allowance coverage ratios by loan category:
Credit card (30 + day delinquent loans)	$2,523	132.74%	$3,388	117.44%
Consumer banking (30 + day delinquent loans)	2,275	30.86	2,510	28.33
Commercial banking (nonperforming loans)	244	138.52	282	153.55

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.

(2)

As permitted by regulatory guidance issued by the FFIEC, our policy is generally not to classify domestic credit card loans as nonperforming. We generally accrue interest on domestic credit card loans through the date of charge-off, which is typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 113.76% as of June 30, 2013 and 111.67% as of December 31, 2012.

Our allowance decreased by $749 million to $4.4 billion as of June 30, 2013 from $5.2 billion as of December 31, 2012. The reduction reflected an allowance reversal of $289 million related to the transfer of the Best Buy loan portfolio to held for sale and an allowance release of $261 million due to an improved credit outlook. The allowance coverage ratio declined to 2.30% as of June 30, 2013, from 2.50% as of December 31, 2012.

LIQUIDITY RISK PROFILE

We have established liquidity guidelines that are intended to ensure we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of cash and cash equivalents and unencumbered investment securities.

Table 25 below presents the composition of our liquidity reserves as of June 30, 2013 and December 31, 2012.

Table 25: Liquidity Reserves

(Dollars in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$4,653	$11,058
Investment securities available for sale(1)	62,602	63,979
Less: Pledged investment securities available for sale	(16,928)	(13,811)

Unencumbered investment securities available for sale	45,674	50,168

Total liquidity reserves	$50,327	$61,226

(1)	The weighted average life of our available-for-sale securities was approximately 6.2 years and 4.3 years as of June 30, 2012 and December 31, 2012, respectively.

Our liquidity reserves decreased by $10.9 billion, or 18%, in the first six months of 2013, to $50.3 billion as of June 30, 2013. This decrease was primarily attributable to a decrease in cash and cash equivalents. We held higher cash as of December 31, 2012 in anticipation of the January 2, 2013 redemption of the $3.65 billion in trust preferred securities.

See “MD&A—Risk Management” in our 2012 Form 10-K for additional information on our management of liquidity risk.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including deposits, short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and loan securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs.

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 26 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for the first six months of 2013 and full year 2012.

Table 26: Deposit Composition and Average Deposit Rates

	Six Months Ended June 30, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,097	$21,142	N/A	10.0%	N/A
Negotiable order of withdrawal (“NOW”) accounts	43,889	42,887	$127	20.3	0.59%
Money market deposit accounts	102,424	103,553	326	49.1	0.63
Savings accounts	27,109	27,664	31	13.1	0.22
Consumer time deposits less than $100,000	9,117	10,134	95	4.8	1.87

Total core deposits	204,636	205,380	579	97.3	0.56
Public fund certificates of deposit of $100,000 or more	54	50	—	—	—
Certificates of deposit of $100,000 or more	4,073	4,274	63	2.0	2.95
Foreign time deposits	1,102	1,396	2	0.7	0.29

Total customer deposits	$209,865	$211,100	$644	100.0%	0.61%

	Twelve Months Ended December 31, 2012
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,467	$19,741	N/A	9.7%	N/A
Negotiable order of withdrawal (“NOW”) accounts	40,591	34,179	$212	16.8	0.62%
Money market deposit accounts	104,540	99,734	684	49.1	0.69
Savings accounts	28,285	30,457	101	15.0	0.33
Consumer time deposits less than $100,000	11,028	12,762	258	6.4	2.02

Total core deposits	206,911	196,873	1,255	97.0	0.64
Public fund certificates of deposit of $100,000 or more	51	70	—	—	—
Certificates of deposit of $100,000 or more	4,444	4,806	144	2.4	3.00
Foreign time deposits	1,079	1,305	4	0.6	0.31

Total customer deposits	$212,485	$203,054	$1,403	100.0%	0.69%

Total customer deposits decreased by $2.6 billion during the first six months of 2013 to $209.9 billion as of June 30, 2013, from $212.5 billion as of December 31, 2012. Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are reported in money market deposit accounts and consumer time deposits in the above table. Brokered deposits totaled $8.9 billion, or 4% of total deposits, as of June 30, 2013. Brokered deposits totaled $10.0 billion, or 5% of total deposits, as of December 31, 2012.

The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both June 30, 2013 and December 31, 2012, and therefore were permitted to maintain brokered deposits. We expect to replace maturing brokered deposits with other sources of funding, which may include funding accessed through the capital markets.

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

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including junior subordinated debt and FHLB advances, but excluding securitized debt obligations, totaled $25.4 billion as of June 30, 2013, of which $12.0 billion represented short-term borrowings and $13.4 billion represented long-term debt. Other debt decreased by $13.1 billion in the second quarter of 2013 from a total $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

Table 27 provides information on short-term borrowings, which consist of borrowings with an original contractual maturity of one year or less and therefore, does not include the current portion of long-term debt. Our short-term borrowings typically have not represented a significant portion of our overall funding.

Table 27: Short-Term Borrowings

	Three Months Ended June 30,
	2013			2012
(Dollars in millions)	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount
Average during the period:
Federal funds purchased and resale agreements	$1,461	0.10%	$1,838	$774	0.21%	$1,104
FHLB advances	10,395	0.23	10,501	3,796	0.22	7,000

Total short-term borrowings	$11,856	0.21%		$4,570	0.22%

	Six Months Ended June 30,
	2013			2012
(Dollars in millions)	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount
Average during the period:
Federal funds purchased and resale agreements	$1,286	0.11%	$1,838	$1,054	0.19%	$1,228
FHLB advances	13,007	0.25	16,600	3,652	0.19	7,000

Total short-term borrowings	$14,293	0.24%		$4,706	0.19%

	June 30, 2013		December 31, 2012
(Dollars in millions)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Period-end balance:
Federal funds purchased and resale agreements	$1,766	0.08%	$1,248	0.28%
FHLB advances	10,201	0.20	19,900	0.27

Total short-term borrowings	$11,967	0.18%	$21,148	0.27%

Table 28 displays the maturity profile, based on contractual maturities, of our securitized debt obligations and other debt as of June 30, 2013.

Table 28: Contractual Maturity Profile of Outstanding Debt

	June 30, 2013
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,766	$—	$—	$—	$—	$—	$1,766
FHLB advances	10,201	—	—	—	—	—	10,201

Total short-term borrowings	11,967	—	—	—	—	—	11,967

Long-term debt:
Securitized debt obligations	3,325	416	2,351	2,878	1,615	246	10,831
Senior and subordinated notes:
Unsecured senior debt	1,580	2,655	1,246	999	1,155	2,053	9,688
Unsecured subordinated debt	102	—	—	1,142	—	1,474	2,718

Total senior and subordinated notes	1,682	2,655	1,246	2,141	1,155	3,527	12,406

Other long-term borrowings:
FHLB advances	26	940	8	33	13	7	1,027

Total long-term debt(1)	5,033	4,011	3,605	5,052	2,783	3,780	24,264

Total short-term borrowings and long-term debt	$17,000	$4,011	$3,605	$5,052	$2,783	$3,780	$36,231

Percentage of total	47%	11%	10%	14%	8%	10%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $241 million as of June 30, 2013.

We provide additional information on our short-term borrowings and long-term debt above under “Consolidated Balance Sheet Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheet Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”

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

In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $38.6 billion as of June 30, 2013. This borrowing capacity was secured by posting $29.7 billion of loans and $8.9 billion of securities as collateral. We had outstanding FHLB advances of $11.6 billion as of June 30, 2013, and $27.0 billion still available to us to borrow under this program. This funding source is non-revolving and funding availability is subject to market conditions. Our FHLB membership is secured by our investment in FHLB stock, which totaled $746 million and $1.3 billion as of June 30, 2013 and December 31, 2012, respectively.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 29 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2013 and December 31, 2012.

Table 29: Senior Unsecured Debt Credit Ratings

	June 30, 2013			December 31, 2012
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of July 31, 2013, Moody’s and Fitch had us on a stable outlook, while S&P had us on negative outlook.

MARKET RISK PROFILE

Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Below we provide additional information about our primary sources of market risk, our market risk management strategies and the measures we use to evaluate our market risk exposure.

Primary Market Risk Exposures

Our primary source of market risk is interest rate risk. We also have exposure to foreign exchange risk.

Interest Rate Risk

Interest rate risk, which represents exposure to instruments whose yield or price varies with the level or volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturities or repricing of assets and liabilities.

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. We are exposed to changes in foreign exchange rates, which may impact the earnings of our foreign operations. We monitor and manage our material foreign currency denominated transactions and manage our net exposures through the use of derivatives. The estimated reduction in our 12-month earnings due to adverse foreign exchange rate movements corresponding to a 95% confidence level was less than 2.0% as of June 30, 2013 and December 31, 2012. The precision of this estimate is limited due to the inherent uncertainty of the underlying forecast assumptions.

Market Risk Management

We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the maturity and re-pricing characteristics of our various assets and liabilities through interest rate derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current asset/liability management policy includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $60.8 billion as of June 30, 2013, compared with $57.8 billion as of December 31, 2012.

Market Risk Measurement

We have prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates and foreign exchange rates on our earnings and our economic value of equity (defined below).

We consider the impact on both earnings and economic value of equity in measuring and managing our interest rate risk. In December 2008, the federal funds rate was lowered to near zero and since then has remained in a target range of zero to 0.25%. In 2008, we temporarily revised our customary declining interest rate scenario of 200 basis points to a 50 basis point decrease, except in scenarios where a 50 basis point decline would result in a rate less than 0% (in which case we assume a rate scenario of 0%), in response to the low rate environment as a scenario where interest rates would decline by an additional 200 basis points was not plausible. Below we discuss the assumptions used in calculating each of these measures.

Earnings Sensitivity

Our earnings sensitivity measure estimates the impact on our projected 12-month base-line adjusted net interest income resulting from movements in interest rates. Adjusted net interest income consists of net interest income adjusted to include changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume an instantaneous plus 200 basis point and minus 50 basis point shock, with the lower rate scenario limited to zero as described above.

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

Table 30 shows the estimated percentage impact on our projected base-line adjusted net interest income and economic value of equity, calculated under the hypothetical interest rate scenarios described above, as of June 30, 2013 and December 31, 2012. In addition to these industry standard measures, we will continue to factor into our interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios, for our sensitivity measures.

Table 30: Interest Rate Sensitivity Analysis

(Dollars in millions)	June 30, 2013	December 31, 2012
Impact on projected base-line adjusted net interest income:
+200 basis points	1.9%	2.7%
–50 basis points	(1.5)	(1.7)
Impact on economic value of equity:
+200 basis points	(5.9)	(3.1)
–50 basis points	0.6	(1.4)

Our projected net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of June 30, 2013 and December 31, 2012.

Limitations of Market Risk Measures

The interest rate risk models that we use in deriving these measures incorporate contractual information, internally-developed assumptions and proprietary modeling methodologies, which project borrower and depositor behavior patterns in certain interest rate environments. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as we believe appropriate to reflect our best assessment of the market environment and the expected behavior patterns of our existing assets and liabilities.

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The above sensitivity analysis contemplate only certain movements in interest rates and are performed at a particular point in time based on the existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ significantly from our projections, which could cause our actual earnings and economic value of equity sensitivities to differ substantially from the above sensitivity analysis.

SUPERVISION AND REGULATION

As noted under “Capital Management”, the Federal Reserve, the OCC, and the FDIC (collectively, the “Agencies”) recently issued the Final Rule. The Final Rule increases the minimum capital that we and other institutions are required to hold.

As contemplated in the proposed rulemakings, the Final Rule increases the general risk-based and leverage capital requirements, significantly revises the definition of regulatory capital, including by eliminating certain items that constituted regulatory capital; establishes a minimum Tier 1 common equity requirement; introduces a new capital conservation buffer requirement; and updates the prompt corrective action framework to reflect the new regulatory capital minimums. For Modified Advanced Approaches institutions like the Company and Banks, the Final Rule also implements a supplementary leverage ratio that incorporates a broader set of exposures and a new countercyclical capital buffer requirement.

Specifically, the Final Rule establishes for bank holding companies and banks a new minimum common equity Tier 1 capital ratio of 4.5 percent, adopts a leverage ratio of 4 percent (and removes the current 3 percent limited exception), and implements a capital conservation buffer of 2.5 percent. It also contains a supplementary leverage ratio of 3 percent and a countercyclical capital buffer of up to 2.5 percent (initially set to zero percent). We are required to begin compliance with certain aspects of the Final Rule as of January 1, 2014 and other provisions will go into effect according to different start dates and phase-in periods.

The Final Rule also updates the prompt corrective action framework that is applicable to banks by adjusting the definitions of “well-capitalized” and “adequately-capitalized.” For an insured depository institution to be well-capitalized, it must maintain a total risk-based capital ratio of 10 percent or more; a Tier 1 capital ratio of 8 percent or more; a common equity Tier 1 capital ratio of 6.5 percent or more; and a leverage ratio of 5 percent or more. An adequately-capitalized depository institution must maintain a total risk-based capital ratio of 8 percent or more; a Tier 1 capital ratio of 6 percent or more; a common equity Tier 1 capital ratio of 4.5 percent or more; a leverage ratio of 4 percent or more; and, for Advanced Approaches institutions, a supplementary leverage ratio, which incorporates a broader set of exposures, of 3 percent or more. The revised prompt corrective action requirements become effective on January 1, 2015, other than the supplementary leverage ratio, which becomes effective on January 1, 2018.

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted a final rule and an interim final rule (which largely was adopted in final form in July 2012) implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rules limited interchange fees per debit card transaction to $.21 plus five basis points of the transaction amount and provide for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling that requires the Federal Reserve to reconsider the current permissible interchange amount. It is unclear what actions the Federal Reserve will take in response to the ruling, or the timing thereof, and how those actions will impact our debit card business. If the Federal Reserve implements a lower permissible interchange amount, it could negatively impact revenue from our debit card business.

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

SUPPLEMENTAL TABLES

Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I

	June 30, 2013	December 31, 2012
(Dollars in millions)
Stockholders’ equity to non-GAAP tangible common equity
Total stockholders’ equity.	$41,041	$40,499
Less: Goodwill and other intangible assets(1)	(15,872)	(16,224)
Noncumulative perpetual preferred stock.	(853)	(853)

Tangible common equity	$24,316	$23,422

Total assets to tangible assets
Total assets	$296,542	$312,918
Less: Assets from discontinued operations.	(310)	(309)

Total assets from continuing operations	296,232	312,609
Less: Goodwill and other intangible assets(1)	(15,872)	(16,224)

Tangible assets	$280,360	$296,385

Non-GAAP TCE ratio
Tangible common equity	$24,316	$23,422
Tangible assets	280,360	296,385
TCE ratio(2)	8.67%	7.90%
Regulatory capital ratios
Total stockholders’ equity.	$41,041	$40,499
Less: Net unrealized (gains) losses on investment securities available for sale recorded in AOCI(3)	503	(712)
Net losses on cash flow hedges recorded in AOCI(3)	175	2
Disallowed goodwill and other intangible assets(4)	(14,309)	(14,428)
Disallowed deferred tax assets.	—	—
Noncumulative perpetual preferred stock(5)	(853)	(853)
Other	(5)	(12)

Tier 1 common capital	26,552	24,496
Plus: Noncumulative perpetual preferred stock(5)	853	853
Tier 1 restricted core capital items(6)	2	2

Tier 1 capital	27,407	25,351

Plus: Long-term debt qualifying as Tier 2 capital.	2,104	2,119
Qualifying allowance for loan and lease losses	2,781	2,830
Other Tier 2 components	12	13

Tier 2 capital	4,897	4,962

Total risk-based capital(7)	$32,304	$30,313

Risk-weighted assets(8)	$220,166	$223,472

Tier 1 common ratio(9)	12.06%	10.96%
Tier 1 risk-based capital ratio(10)	12.45	11.34
Total risk-based capital ratio(11)	14.67	13.56

(1)	Includes impact from related deferred taxes.
(2)	Calculated based on tangible common equity divided by tangible assets.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Noncumulative perpetual preferred stock qualifies as Tier 1 capital; however, it does not qualify as Tier 1 common capital.
(6)	Consists of noncontrolling minority interests.
(7)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(8)	Calculated based on prescribed regulatory guidelines.
(9)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(10)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(11)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Information and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2013	2012	2013	2012
Interest income:
Loans, including loans held for sale	$4,596	$4,257	$9,245	$7,914
Investment securities	391	335	765	633
Other	23	24	51	48

Total interest income	5,010	4,616	10,061	8,595

Interest expense:
Deposits	318	373	644	684
Securitized debt obligations	45	69	101	149
Senior and subordinated notes	82	87	164	175
Other borrowings	12	86	29	172

Total interest expense	457	615	938	1,180

Net interest income	4,553	4,001	9,123	7,415
Provision for credit losses	762	1,677	1,647	2,250

Net interest income after provision for credit losses	3,791	2,324	7,476	5,165

Non-interest income:
Service charges and other customer-related fees	534	539	1,084	954
Interchange fees, net	486	408	931	736
Total other-than-temporary impairment	(12)	(21)	(18)	(25)
Less: Portion of other-than-temporary impairment recorded in AOCI	8	8	(11)	(2)

Net other-than-temporary impairment recognized in earnings	(4)	(13)	(29)	(27)
Bargain purchase gain	0	0	0	594
Other	69	120	80	318

Total non-interest income	1,085	1,054	2,066	2,575

Non-interest expense:
Salaries and associate benefits	1,104	971	2,184	1,835
Occupancy and equipment	356	323	706	593
Marketing	330	334	647	655
Professional services	329	313	636	606
Communications and data processing	233	203	443	375
Amortization of intangibles	167	157	344	219
Acquisition-related	50	133	96	219
Other	490	708	1,031	1,144

Total non-interest expense	3,059	3,142	6,087	5,646

Income from continuing operations before income taxes	1,817	236	3,455	2,094
Income tax provision	581	43	1,075	396

Income from continuing operations, net of tax	1,236	193	2,380	1,698
Loss from discontinued operations, net of tax	(119)	(100)	(197)	(202)

Net income	1,117	93	2,183	1,496
Dividends and undistributed earnings allocated to participating securities	(4)	(1)	(9)	(8)
Preferred stock dividends	(13)	0	(26)	0

Net income available to common stockholders	$1,100	$92	$2,148	$1,488

Basic earnings per common share:
Income from continuing operations	$2.09	$0.33	$4.04	$3.11
Loss from discontinued operations	(0.20)	(0.17)	(0.34)	(0.37)

Net income per basic common share	$1.89	$0.16	$3.70	$2.74

Diluted earnings per common share:
Income from continuing operations	$2.07	$0.33	$3.99	$3.09
Loss from discontinued operations	(0.20)	(0.17)	(0.34)	(0.37)

Net income per diluted common share	$1.87	$0.16	$3.65	$2.72

Dividends paid per common share	$0.30	$0.05	$0.35	$0.10

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Net income	$1,117	$93	$2,183	$1,496
Other comprehensive income (loss) before taxes:
Total net unrealized gains (losses) on securities available for sale	(1,747)	171	(1,956)	216
Net unrealized gains (losses) on cash flow hedges	(258)	60	(279)	61
Foreign currency translation adjustments	(18)	(44)	(143)	11
Other	3	(5)	7	(5)

Other comprehensive income (loss) before taxes	(2,020)	182	(2,371)	283
Income tax provision (benefit) related to other comprehensive income	(755)	85	(840)	102

Other comprehensive income (loss), net of tax	(1,265)	97	(1,531)	181

Comprehensive income	$(148)	$190	$652	$1,677

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,176	$3,440
Interest-bearing deposits with banks	2,279	7,617
Federal funds sold and securities purchased under agreements to resell	198	1

Total cash and cash equivalents	4,653	11,058
Restricted cash for securitization investors	377	428
Securities available for sale, at fair value	62,602	63,979
Loans held for investment:
Unsecuritized loans held for investment	151,231	162,059
Restricted loans for securitization investors	40,281	43,830

Total loans held for investment	191,512	205,889
Less: Allowance for loan and lease losses	(4,407)	(5,156)

Net loans held for investment	187,105	200,733
Loans held for sale, at lower of cost or fair value	6,248	201
Premises and equipment, net	3,766	3,587
Interest receivable	1,454	1,694
Goodwill	13,900	13,904
Other	16,437	17,334

Total assets	$296,542	$312,918

Liabilities:
Interest payable	$324	$450
Customer deposits:
Non-interest bearing deposits	22,097	22,467
Interest bearing deposits	187,768	190,018

Total customer deposits	209,865	212,485
Securitized debt obligations	10,831	11,398
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,766	1,248
Senior and subordinated notes	12,406	12,686
Other borrowings	11,228	24,578

Total other debt	25,400	38,512
Other liabilities	9,081	9,574

Total liabilities	255,501	272,419

Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 875,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 634,976,583 and 631,806,585 shares issued as of June 30, 2013 and December 31, 2012, respectively, and 584,862,301 and 582,207,133 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital, net	26,339	26,188
Retained earnings	18,804	16,853
Accumulated other comprehensive income	(792)	739
Less: Treasury stock, at cost; par value $.01 per share; 50,114,282 and 49,599,452 shares as of June 30, 2013 and December 31, 2012, respectively	(3,316)	(3,287)

Total stockholders’ equity	41,041	40,499

Total liabilities and stockholders’ equity	$296,542	$312,918

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	875,000	$0	631,806,585	$6	$26,188	$16,853	$739	$(3,287)	$40,499
Comprehensive income (loss)						2,183	(1,531)		652
Cash dividends—common stock $0.35 per share						(206)			(206)
Cash dividends—preferred stock 6% per annum						(26)			(26)
Purchases of treasury stock								(29)	(29)
Issuances of common stock and restricted stock, net of forfeitures			2,325,554		44				44
Exercise of stock options and tax benefits of exercises and restricted stock vesting			844,444		44				44
Compensation expense for restricted stock awards and stock options					63				63

Balance as of June 30, 2013	875,000	$0	634,976,583	$6	$26,339	$18,804	$(792)	$(3,316)	$41,041

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Operating activities:
Income from continuing operations, net of tax	$2,380	$1,698
Loss from discontinued operations, net of tax	(197)	(202)

Net income	2,183	1,496

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,647	2,250
Depreciation and amortization, net	1,152	671
Net gains on sales of securities available for sale	(4)	(41)
Impairment losses on securities available for sale	29	27
Bargain purchase gain	0	(594)
Loans held for sale:
Originations	(552)	(934)
Gains on sales	(18)	(29)
Proceeds from sales and paydowns	1,322	996
Stock plan compensation expense	112	116
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in interest receivable	240	(424)
(Increase) decrease in other assets	289	22
Increase (decrease) in interest payable	(126)	(4)
Increase (decrease) in other liabilities	(355)	458
Net cash (used in) provided by operating activities attributable to discontinued operations	(287)	21

Net cash provided by operating activities	5,632	4,031

Investing activities:
Increase in restricted cash for securitization investors	51	421
Purchases of securities available for sale	(10,502)	(9,095)
Proceeds from paydowns and maturities of securities available for sale	8,486	8,651
Proceeds from sales of securities available for sale	1,320	14,258
Net (increase) decrease in loans held for investment	3,997	(1,517)
Principal recoveries of loans previously charged off	827	768
Additions of premises and equipment	(450)	(262)
Net cash paid for acquisitions	0	(17,603)

Net cash provided by (used in) investing activities	3,729	(4,379)

Financing activities:
Net increase (decrease) in deposits	(2,628)	1,279
Issuance of securitized debt obligation	1,450	0
Maturities and paydowns of securitized debt obligations	(2,017)	(2,919)
Issuance of senior and subordinated notes	934	1,250
Redemption of junior subordinated debentures	(3,641)	0
Maturities and redemptions of senior and subordinate notes	(500)	(282)
Net decrease in other borrowings	(9,191)	(1,989)
Net proceeds from issuances of common stock	44	3,200
Proceeds from share-based payment activities	44	45
Dividends paid on common stock	(206)	(53)
Dividends paid on preferred stock	(26)	0
Purchases of treasury stock	(29)	(42)

Net cash provided by (used in) financing activities	(15,766)	489

Increase (decrease) in cash and cash equivalents	(6,405)	141
Cash and cash equivalents at beginning of the period	11,058	5,838

Cash and cash equivalents at end of the period	$4,653	$5,979

Supplemental cash flow information:
Non-cash items:
Fair value of common stock issued in business acquisition	$0	$2,638
Net transfers of loans held for investment to loans held for sale	6,820	45
Redemption of senior and subordinated notes	(1,969)	0
Issuance of senior and subordinated notes	1,968	0

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2013, our principal subsidiaries included:

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain financial information that is normally included in the annual financial statements in accordance with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of our interim unaudited financial statements are reflected.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Offsetting Financial Assets and Liabilities

Effective January 13, 2013 we were required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures will be required irrespective of whether such instruments are presented gross or net on the balance sheet. The guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity as it only affects our disclosures. See “Note 9—Derivatives Instruments and Hedging Activities” for further details.

Recently Issued but Not Yet Adopted Accounting Standards

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance clarifies that an entity shall measure obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. We do not expect our adoption of this guidance in the first quarter of 2014 to have a significant effect on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.

New Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued guidance permitting the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, “OIS”) as a benchmark interest rate for hedge accounting purposes. The addition of OIS expands the number of benchmark interest rates to three, including the US Treasury rate and London Interbank Offered Rate swap rate. The guidance also removes the previous restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. See “Note 9—Derivatives Instruments and Hedging Activities” for further details regarding the impact derivative contracts designated as qualifying accounting hedges have on our financial condition and results of operations.

NOTE 2—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), which was acquired by us in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three and six months ended June 30, 2013 and 2012. We have no significant continuing involvement in these operations.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the results from discontinued operations related to the closure of our wholesale mortgage banking unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Non-interest expense, net	$(190)	$(160)	$(315)	$(321)

Loss from discontinued operations before taxes	(190)	(160)	(315)	(321)
Income tax benefit	(71)	(60)	(118)	(119)

Loss from discontinued operations	$(119)	$(100)	$(197)	$(202)

The loss from discontinued operations includes an expense of $187 million ($117 million, net of tax) and $154 million ($97 million, net of tax) for the second quarter of 2013 and 2012, respectively, and $294 million ($184 million, net of tax) and $307 million ($194 million, net of tax) for the first six months of 2013 and 2012, respectively, attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale mortgage banking unit. See “Note 14—Commitments, Contingencies and Guarantees” for further details.

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets, which consisted primarily of income tax receivables, of $310 million and $309 million as of June 30, 2013 and December 31, 2012, respectively. Liabilities, which primarily consisted of reserves for representations and warranties on loans previously sold to third parties, totaled $930 million and $644 million as of June 30, 2013 and December 31, 2012, respectively.

NOTE 3—INVESTMENT SECURITIES

Our portfolio of investment securities available for sale, which had a fair value of $62.6 billion as of June 30, 2013 and $64.0 billion as of December 31, 2012, consisted primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities and other investments. Based on fair value, investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 77% of our total investment securities available for sale as of both June 30, 2013, and December 31, 2012.

Securities at Amortized Cost and Fair Value

Substantially all of our investment securities were classified as available for sale as of June 30, 2013 and December 31, 2012 and reported in our condensed consolidated balance sheets at fair value. We did not have any investment securities designated as held to maturity as of June 30, 2013. We had $9 million of investment securities designated as held to maturity as of December 31, 2012. These investment securities are included in other assets in our condensed consolidated balance sheets.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables present the amortized cost, fair value and corresponding gross unrealized gains (losses), by major security type, for our investment securities as of June 30, 2013 and December 31, 2012. The gross unrealized gains (losses) related to our available-for-sale investment securities are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”).

	June 30, 2013
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$838	$2	$0	$0	$0	$840
U.S. agency debt obligations(3)	101	0	0	0	0	101
Corporate debt securities guaranteed by U.S. government agencies(4)	1,240	2	0	(38)	(38)	1,204
Residential mortgage-backed securities (“RMBS”):
Agency(5)	40,798	267	0	(1,202)	(1,202)	39,863
Non-agency	3,393	326	(16)	(19)	(35)	3,684

Total RMBS	44,191	593	(16)	(1,221)	(1,237)	43,547

Commercial mortgage-backed securities (“CMBS”):
Agency(5)	5,984	28	0	(126)	(126)	5,886
Non-agency	1,713	16	0	(63)	(63)	1,666

Total CMBS	7,697	44	0	(189)	(189)	7,552

Other asset-backed securities (“ABS”)(6)	7,405	45	0	(36)	(36)	7,414
Other securities(7)	1,957	31	0	(44)	(44)	1,944

Total securities available for sale	$63,429	$717	$(16)	$(1,528)	$(1,544)	$62,602

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Total Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Total Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury debt obligations	$1,548	$4	$0	$0	$0	$1,552
U.S. agency debt obligations(3)	301	2	0	(1)	(1)	302
Corporate debt securities guaranteed by U.S. government agencies(4)	1,003	10	0	(1)	(1)	1,012
Residential mortgage-backed securities (“RMBS”):
Agency(5)	39,408	652	0	(58)	(58)	40,002
Non-agency	3,607	312	(38)	(10)	(48)	3,871

Total RMBS	43,015	964	(38)	(68)	(106)	43,873

Commercial mortgage-backed securities (“CMBS”):
Agency(5)	6,045	103	0	(4)	(4)	6,144
Non-agency	1,425	62	0	(2)	(2)	1,485

Total CMBS	7,470	165	0	(6)	(6)	7,629

Other asset-backed securities (“ABS”)(6)	8,393	70	0	(5)	(5)	8,458
Other securities(7)	1,120	34	0	(1)	(1)	1,153

Total securities available for sale	$62,850	$1,249	$(38)	$(82)	$(120)	$63,979

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses recorded in AOCI. These losses are included in total gross unrealized losses.
(2)	Represents the amount of cumulative gross unrealized losses on securities for which we have not recognized OTTI.
(3)

Includes debt securities issued by Fannie Mae and Freddie Mac with an amortized cost of $100 million and $300 million as of June 30, 2013 and December 31, 2012, respectively, and fair value of $100 million and $302 million as of June 30, 2013 and December 31, 2012, respectively.

(4)	Consists of corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(5)

Includes MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae, each of which individually exceeded 10% of our stockholders’ equity as of the end of each reported period. Fannie Mae MBS had an amortized cost of $26.0 billion and $22.9 billion as of June 30, 2013 and December 31, 2012, respectively, and a fair value of $25.2 billion and $23.2 billion as of June 30, 2013 and December 31, 2012, respectively. Freddie Mac MBS had an amortized cost of $12.5 billion and $12.6 billion as of June 30, 2013 and December 31, 2012, respectively, and a fair value of $12.3 billion and $12.9 billion as of June 30, 2013 and December 31, 2012, respectively. Ginnie Mae MBS had an amortized cost of $8.0 billion and $9.9 billion as of June 30, 2013 and December 31, 2012, respectively, and a fair value of $7.9 billion and $10.0 billion as of June 30, 2013 and December 31, 2012, respectively.

(6)

The other asset-backed securities portfolio was collateralized by approximately 66% credit card loans, 19% auto dealer floor plan inventory loans and leases, 7% auto loans, 6% equipment loans, 1% student loans, and 1% of other assets as of June 30, 2013. In comparison, the distribution was approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 5% equipment loans, 1% student loans, 2% commercial paper, and 4% of other assets as of December 31, 2012. Approximately 87% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2013, compared with 82% as of December 31, 2012.

(7)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Available for Sale in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our available-for-sale investment securities in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. agency debt obligations(1)	$118	$0	$0	$0	$118	$0
Corporate debt securities guaranteed by U.S. government agencies(2)	1,094	(38)	0	0	1,094	(38)
RMBS:
Agency(3)	27,138	(1,190)	931	(12)	28,069	(1,202)
Non-agency	340	(19)	412	(16)	752	(35)

Total RMBS	27,478	(1,209)	1,343	(28)	28,821	(1,237)

CMBS:
Agency(3)	3,471	(126)	6	0	3,477	(126)
Non-agency	1,134	(62)	31	(1)	1,165	(63)

Total CMBS	4,605	(188)	37	(1)	4,642	(189)

Other ABS	3,271	(34)	310	(2)	3,581	(36)
Other securities	1,146	(44)	13	0	1,159	(44)

Total securities available for sale in a gross unrealized loss position	$37,712	$(1,513)	$1,703	$(31)	$39,415	$(1,544)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. agency debt obligations(1)	$199	$(1)	$0	$0	$199	$(1)
Corporate debt securities guaranteed by U.S. government agencies(2)	172	(1)	0	0	172	(1)
RMBS:
Agency(3)	8,720	(46)	884	(12)	9,604	(58)
Non-agency	196	(19)	471	(29)	667	(48)

Total RMBS	8,916	(65)	1,355	(41)	10,271	(106)

CMBS:
Agency(3)	1,009	(4)	0	0	1,009	(4)
Non-agency	201	(2)	0	0	201	(2)

Total CMBS	1,210	(6)	0	0	1,210	(6)

Other ABS	1,102	(4)	99	(1)	1,201	(5)
Other securities	103	0	13	(1)	116	(1)

Total securities available for sale in a gross unrealized loss position	$11,702	$(77)	$1,467	$(43)	$13,169	$(120)

(1)	Includes debt securities issued by Fannie Mae and Freddie Mac.
(2)	Includes corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(3)	Includes mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The gross unrealized losses on our available-for-sale securities investment of $1.5 billion as of June 30, 2012 relate to 1,369 individual securities. Our investments in non-agency MBS and non-agency asset-backed securities accounted for $134 million, or 9%, of total gross unrealized losses as of June 30, 2013. Of the $1.5 billion gross unrealized losses as of June 30, 2013, $31 million related to investment securities that had been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail in the “Other-Than-Temporary Impairment” section of this footnote.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Maturities and Yields of Securities Available for Sale

The following table summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2013:

	June 30, 2013
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,777	$1,780
Due after 1 year through 5 years	6,680	6,684
Due after 5 years through 10 years	5,150	5,014
Due after 10 years(1)	49,822	49,124

Total	$63,429	$62,602

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of June 30, 2013.

	June 30, 2013
	Due in 1 Year or Less		Due > 1 Year through 5 Years		Due > 5 Years through 10 Years		Due > 10 Years		Total
(Dollars in millions)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)	Amount	Average Yield(1)
Fair value of securities available for sale:
U.S. Treasury debt obligations	$0	0.00%	$840	0.50%	$0	0.00%	$0	0.00%	$840	0.50%
U.S. agency debt obligations(2)	101	4.59	0	0.00	0	0.00	0	0.00	101	4.59
Corporate debt securities guaranteed by U.S. government agencies(3)	0	0.00	202	1.92	988	1.79	14	3.48	1,204	1.83
RMBS:
Agency(4)	320	3.42	8,232	2.94	26,061	2.45	5,250	2.57	39,863	2.57
Non-agency	66	8.47	1,692	7.55	1,778	8.37	148	8.93	3,684	8.02

Total RMBS	386	4.25	9,924	3.69	27,839	2.78	5,398	2.73	43,547	2.99
CMBS:
Agency(4)	197	1.62	3,160	1.95	2,521	2.39	8	6.85	5,886	2.14
Non-agency	200	3.64	294	3.40	1,154	3.08	18	3.04	1,666	3.20

Total CMBS	397	2.63	3,454	2.07	3,675	2.61	26	4.10	7,552	2.37

Other ABS	1,221	1.09	5,508	1.06	587	2.94	98	6.31	7,414	1.28
Other securities(5)	840	0.90	439	1.48	540	2.56	125	0.04	1,944	1.47

Total securities available for sale	$2,945	1.78%	$20,367	2.49%	$33,629	2.73%	$5,661	2.75%	$62,602	2.61%

Amortized cost of securities available for sale	$2,942		$20,137		$34,415		$5,935		$63,429

(1)	Yields are calculated based on the amortized cost of each security.
(2)	Includes debt securities issued by Fannie Mae and Freddie Mac.
(3)	Includes corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(4)	Includes mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
(5)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (“FTE”) basis.

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

We recorded net OTTI in earnings totaling $4 million and $13 million for the three months ended June 30, 2013 and 2012, respectively, and $29 million and $27 million for the six months ended June 30, 2013 and 2012, respectively. The cumulative non-credit related portion of OTTI on these securities recorded in AOCI totaled $25 million of unrealized gain and $116 million of unrealized loss as of June 30, 2013 and 2012, respectively. We estimate the portion of losses attributable to credit using a discounted cash flow model and we estimate the expected cash flows from the underlying collateral using internal information to derive key assumptions. This tool takes into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the $1.5 billion gross unrealized losses as of June 30, 2013 related to securities for which we have not recognized OTTI are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost. Accordingly, we have concluded that the impairment on these securities is not other than temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents activity for the three and six months ended June 30, 2013 and 2012, related to the credit component of OTTI recognized in earnings on investment debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Credit loss component, beginning of period	$145	$82	$120	$68
Additions:
Initial credit impairment	3	9	11	10
Subsequent credit impairment	1	4	18	17

Total additions	4	13	29	27

Reductions:
Sales of credit-impaired securities	0	0	0	0

Total reductions	0	0	0	0

Credit loss component, end of period	$149	$95	$149	$95

AOCI Related to Securities Available for Sale

The table below presents for the three and six months ended June 30, 2013 and 2012, the changes in AOCI, net of tax, related to our available-for-sale securities. The net unrealized gains (losses) represent the fair value adjustments recorded on available-for-sale securities, net of tax, during the period. The net reclassification adjustment for net realized losses (gains) represents the amount of those fair value adjustments, net of tax, that were recognized in earnings due to the sale of available-for-sale securities.

	Three Months Ended June 30,
	2013			2012
(Dollars in millions)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$920	$347	$573	$480	$170	$310
Net unrealized gains (losses)	(1,746)	(657)	(1,089)	217	90	127
Net realized gains reclassified from AOCI into earnings	(1)	0	(1)	(30)	(11)	(19)

Ending balance AOCI related to securities available for sale	$(827)	$(310)	$(517)	$667	$249	$418

	Six Months Ended June 30,
	2013			2012
(Dollars in millions)	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Beginning balance AOCI related to securities available for sale	$1,129	$426	$703	$456	$170	$286
Net unrealized gains (losses)	(1,953)	(735)	(1,218)	252	94	158
Net realized gains reclassified from AOCI into earnings	(3)	(1)	(2)	(41)	(15)	(26)

Ending balance AOCI related to securities available for sale	$(827)	$(310)	$(517)	$667	$249	$418

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Realized Gains and Losses on Securities Available for Sale

The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale recognized in earnings for the three and six months ended June 30, 2013 and 2012. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of investment securities available for sale for the periods presented. The investment securities we sold were predominantly agency MBS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Gross realized investment gains	$3	$32	$6	$49
Gross realized investment losses	(2)	(2)	(3)	(8)

Net realized gains	$1	$30	$3	$41

Total proceeds from sales	$600	$6,921	$1,320	$14,258

Securities Pledged

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities with a fair value of $16.9 billion and $13.8 billion as of June 30, 2013 and December 31, 2012, respectively, primarily related to FHLB transaction and Public Fund deposits. We accepted securities with a fair value of $268 million and $238 million as of June 30, 2013 and December 31, 2012, respectively, primarily related to our derivative transactions.

Securities Acquired

Our investment portfolio includes certain securities acquired in the ING Direct acquisition and other securities we purchased that were deemed to be credit impaired as of the purchase date. In accordance with accounting guidance for purchased credit-impaired securities, we recorded these securities a fair value as of the purchase date and determined the contractually required payments due based on the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimated the undiscounted cash flows we expect to collect. The difference between the contractually required payments due and the cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the security. The excess of cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income over the remaining life of the security using the effective interest method. Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit result in the recognition of other-than-temporary impairment. Increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired investment debt securities as of June 30, 2013:

June 30, 2013
(Dollars in millions)	Purchased Credit-Impaired Securities
Contractual principal and interest	$5,038

Carrying value	$2,524

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired investment debt securities:

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield as of December 31, 2011	$0
Additions from new acquisitions(1)	1,743
Accretion recognized in earnings	(202)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications (to)/from nonaccretable difference	(29)

Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions	62
Accretion recognized in earnings	(120)
Reductions due to disposals, transfers, and other non-credit related changes	1
Net reclassifications (to)/from nonaccretable difference	(13)

Accretable yield as of June 30, 2013	$1,442

(1)	Includes securities acquired in the ING Direct acquisition as well as other securities purchased.

NOTE 4—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans held for investment, loans held for sale and loans held in our securitizations. Our loan portfolio, by business segment, consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected was $32.3 billion as of June 30, 2013, compared with $37.1 billion as of December 31, 2012.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We reduced the allowance and provision for credit losses by $16 million for the three months ended June 30, 2013 and reduced the allowance and provision for credit losses by $15 million for the six months ended June 30, 2013 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $42 million and $57 million as of June 30, 2013 and December 31, 2012, respectively. The credit performance of the remaining pools has generally been in line with our expectations, and, in some cases, more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

The table below presents the composition of our portfolio of loans held for investment, which includes restricted loans for securitization investors, as of June 30, 2013 and December 31, 2012.

(Dollars in millions)	June 30, 2013	December 31, 2012
Credit Card business:
Domestic credit card loans	$69,986	$82,328
International credit card loans	7,820	8,614

Total credit card loans	77,806	90,942

Domestic installment loans	504	813

Total credit card	78,310	91,755

Consumer Banking business:
Auto	29,369	27,123
Home loan	39,163	44,100
Other retail	3,686	3,904

Total consumer banking	72,218	75,127

Commercial Banking business:(1)
Commercial and multifamily real estate	18,570	17,732
Commercial and industrial	21,170	19,892

Total commercial lending.	39,740	37,624
Small-ticket commercial real estate.	1,065	1,196

Total commercial banking	40,805	38,820
Other:
Other loans.	179	187

Total loans	$191,512	$205,889

(1)	Includes construction loans and land development loans totaling $2.2 billion and $2.1 billion as of June 30, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On February 19, 2013, we announced our agreement with Best Buy Stores, L.P. (“Best Buy”) to end our contractual credit card relationship early and to sell the Best Buy loan portfolio of private label and co-branded credit card accounts that we acquired in the 2012 U.S. card acquisition to Citibank, N.A. (“Citibank”). We reclassified the assets subject to the sale agreement, which included loans of approximately $7 billion as of the date of the transfer, to the held for sale category from the held for investment category in the first quarter. The sale of the portfolio to Citibank, which is subject to customary closing conditions, and early termination of the Best Buy partnership are expected to be finalized in the third quarter of 2013.

We transferred the net assets subject to the sale agreement to the held for sale category upon meeting the pertinent criteria for this classification during the first quarter of 2013. The loan portfolio was transferred to held for sale based upon the carrying value of the loans, including the transfer of the allowance for loan losses. All other net assets subject to the sale agreement were transferred to held for sale at fair value less costs to sell. We had total loans held for sale of $6.2 billion and $201 million as of June 30, 2013 and December 31, 2012, respectively. We will continue to recognize interest and fee income on the transferred loans, but will not recognize any impacts from charge-offs and recoveries unless these net charge-offs exceed the associated transferred allowance for loan losses. The amortization and accretion on the related intangibles ceased upon the transfer to the held for sale category.

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

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due continuing to accrue interest and loans classified as nonperforming. We present the information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of June 30, 2013 and December 31, 2012.

Loans 90 days or more past due totaled approximately $1.7 billion and $2.3 billion as of June 30, 2013 and December 31, 2012, respectively. Loans classified as nonperforming totaled $930 million and $1.1 billion as of June 30, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	June 30, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	≥ 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card	$68,253	$701	$454	$993	$2,148	$89	$70,490	$993	$0
International credit card	7,445	148	84	143	375	0	7,820	93	94

Total credit card	75,698	849	538	1,136	2,523	89	78,310	1,086	94

Consumer Banking:
Auto	27,461	1,253	517	129	1,899	9	29,369	0	128
Home loan	7,040	55	23	249	327	31,796	39,163	0	398
Retail banking	3,599	18	9	22	49	38	3,686	1	40

Total consumer banking	38,100	1,326	549	400	2,275	31,843	72,218	1	566

Commercial Banking:
Commercial and multifamily real estate	18,260	84	43	78	205	105	18,570	5	96
Commercial and industrial	20,830	55	19	65	139	201	21,170	15	136

Total commercial lending	39,090	139	62	143	344	306	39,740	20	232

Small-ticket commercial real estate	1,046	12	3	4	19	0	1,065	0	12

Total commercial banking	40,136	151	65	147	363	306	40,805	20	244

Other:
Other loans	114	5	3	20	28	37	179	0	26

Total.	$154,048	$2,331	$1,155	$1,703	$5,189	$32,275	$191,512	$1,107	$930

% of Total loans	80.4%	1.2%	0.6%	0.9%	2.7%	16.9%	100.0%	0.6%	0.5%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	December 31, 2012
	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	≥ 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card	$79,852	$932	$659	$1,410	$3,001	$288	$83,141	$1,410	$0
International credit card	8,227	145	89	153	387	0	8,614	100	100

Total credit card	88,079	1,077	748	1,563	3,388	288	91,755	1,510	100

Consumer Banking:
Auto	25,057	1,341	559	149	2,049	17	27,123	0	149
Home loan	7,317	63	29	288	380	36,403	44,100	0	422
Retail banking	3,789	26	10	45	81	34	3,904	1	71

Total consumer banking	36,163	1,430	598	482	2,510	36,454	75,127	1	642

Commercial Banking:
Commercial and multifamily real estate	17,357	64	77	107	248	127	17,732	2	137
Commercial and industrial	19,525	57	3	75	135	232	19,892	14	133

Total commercial lending	36,882	121	80	182	383	359	37,624	16	270

Small-ticket commercial real estate	1,153	28	9	6	43	0	1,196	0	12

Total commercial banking	38,035	149	89	188	426	359	38,820	16	282

Other:
Other loans	118	8	5	23	36	33	187	0	30

Total	$162,395	$2,664	$1,440	$2,256	$6,360	$37,134	$205,889	$1,527	$1,054

% of Total loans	78.9%	1.3%	0.7%	1.1%	3.1%	18.0%	100.0%	0.7%	0.5%

(1)	Acquired loans are excluded from loans reported as 90 days and still accruing interest and nonperforming loans.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of as of June 30, 2013 and December 31, 2012. We also present comparative net charge-offs for the second quarter and first six months of 2013 and 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Card: Risk Profile by Geographic Region and Delinquency Status

	June 30, 2013
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$7,637	9.8%	$9	0.0%	$7,646	9.8%
New York	5,063	6.5	7	0.0	5,070	6.5
Texas	4,779	6.1	7	0.0	4,786	6.1
Florida	4,097	5.2	5	0.0	4,102	5.2
Illinois	3,473	4.4	4	0.0	3,477	4.4
Pennsylvania	3,291	4.2	4	0.0	3,295	4.2
Ohio.	2,845	3.6	4	0.0	2,849	3.6
New Jersey	2,623	3.3	3	0.0	2,626	3.3
Michigan	2,499	3.2	3	0.0	2,502	3.2
Other	34,094	43.6	43	0.1	34,137	43.7

Total domestic credit card and installment loans	70,401	89.9	89	0.1	70,490	90.0

International credit card:
United Kingdom	3,290	4.2	0	0.0	3,290	4.2
Canada.	4,530	5.8	0	0.0	4,530	5.8

Total international credit card	7,820	10.0	0	0.0	7,820	10.0

Total credit card and installment loans	$78,221	99.9%	$89	0.1%	$78,310	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,498	3.19%	$25	0.03%	$2,523	3.22%
90+ day delinquencies(2)	1,126	1.44	10	0.01	1,136	1.45

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$9,245	10.0%	$31	0.1%	$9,276	10.1%
Texas	5,910	6.5	23	0.0	5,933	6.5
New York	5,846	6.4	23	0.0	5,869	6.4
Florida	4,835	5.3	17	0.0	4,852	5.3
Illinois	4,100	4.5	15	0.0	4,115	4.5
Pennsylvania	3,861	4.2	14	0.0	3,875	4.2
Ohio	3,351	3.6	12	0.0	3,363	3.6
New Jersey	3,060	3.3	10	0.0	3,070	3.3
Michigan	2,917	3.2	11	0.0	2,928	3.2
Other	39,728	43.3	132	0.2	39,860	43.5

Total domestic credit card and installment loans	82,853	90.3	288	0.3	83,141	90.6

International credit card:
United Kingdom	3,678	4.0	0	0.0	3,678	4.0
Canada	4,936	5.4	0	0.0	4,936	5.4

Total international credit card	8,614	9.4	0	0.0	8,614	9.4

Total credit card and installment loans	$91,467	99.7%	$288	0.3%	$91,755	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$3,326	3.62%	$62	0.07%	$3,388	3.69%
90+ day delinquencies(2)	1,530	1.67	33	0.03	1,563	1.70

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$749	4.28%	$510	2.86%	$1,576	4.36%	$1,041	3.32%
International credit card	101	5.08	112	5.49	196	4.83	227	5.51

Total(3)	$850	4.36%	$622	3.13%	$1,772	4.41%	$1,268	3.57%

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
(3)	Calculated by dividing annualized net charge-offs by average credit card loans held for investment for the three and six months ended June 30, 2013 and 2012.

The 30+ day delinquency rate for our entire credit card loan portfolio decreased to 3.22% as of June 30, 2013, from 3.69% as of December 31, 2012, reflecting underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including acquired loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding acquired loans, as of June 30, 2013 and December 31, 2012, and net charge-offs for the second quarter and first six months of 2013 and 2012.

Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

(Dollars in millions)	June 30, 2013
	Loans		Acquired Loans		Total
	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,491	6.2%	$0	0.0%	$4,491	6.2%
California	2,991	4.1	0	0.0	2,991	4.1
Florida	1,813	2.5	0	0.0	1,813	2.5
Louisiana	1,621	2.2	0	0.0	1,621	2.2
Georgia	1,518	2.1	0	0.0	1,518	2.1
Illinois	1,197	1.7	0	0.0	1,197	1.7
Ohio	1,137	1.6	0	0.0	1,137	1.6
Other	14,592	20.1	9	0.1	14,601	20.2

Total auto	29,360	40.5	9	0.1	29,369	40.6

Home loan:
California	1,093	1.5	8,035	11.1	9,128	12.6
New York	1,585	2.2	1,405	1.9	2,990	4.1
Illinois	95	0.1	2,487	3.5	2,582	3.6
Maryland	407	0.6	1,657	2.3	2,064	2.9
New Jersey	375	0.5	1,547	2.2	1,922	2.7
Virginia	337	0.5	1,553	2.1	1,890	2.6
Florida	175	0.2	1,648	2.3	1,823	2.5
Other	3,300	4.6	13,464	18.6	16,764	23.2

Total home loan	7,367	10.2	31,796	44.0	39,163	54.2

Retail banking:
Louisiana	1,308	1.8	0	0.0	1,308	1.8
New York	845	1.2	0	0.0	845	1.2
Texas	794	1.2	0	0.0	794	1.2
New Jersey	283	0.4	0	0.0	283	0.4
Maryland	110	0.1	20	0.0	130	0.1
Virginia	80	0.1	13	0.0	93	0.1
California	42	0.1	0	0.0	42	0.1
Other	186	0.3	5	0.0	191	0.3

Total retail banking	3,648	5.2	38	0.0	3,686	5.2

Total consumer banking	$40,375	55.9%	$31,843	44.1%	$72,218	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	June 30, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$1,899	6.46%	$327	0.84%	$49	1.34%	$2,275	3.15%
90+ day delinquencies	129	0.44	249	0.64	22	0.59	400	0.55
Nonperforming loans	128	0.44	398	1.02	40	1.10	566	0.78

(Dollars in millions)	December 31, 2012
	Loans		Acquired Loans		Total
	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,317	5.7%	$0	0.0%	$4,317	5.7%
California	2,676	3.6	0	0.0	2,676	3.6
Florida	1,621	2.1	0	0.0	1,621	2.1
Louisiana	1,504	2.0	0	0.0	1,504	2.0
Georgia	1,404	1.9	0	0.0	1,404	1.9
Illinois	1,134	1.5	0	0.0	1,134	1.5
Ohio	1,032	1.4	0	0.0	1,032	1.4
Other	13,418	17.8	17	0.1	13,435	17.9

Total auto	27,106	36.0	17	0.1	27,123	36.1

Home loan:
California	1,168	1.6	9,098	12.1	10,266	13.7
New York	1,678	2.2	1,598	2.1	3,276	4.3
Illinois	102	0.1	2,875	3.8	2,977	3.9
Maryland	403	0.5	1,878	2.5	2,281	3.0
New Jersey	402	0.5	1,717	2.3	2,119	2.8
Virginia	342	0.5	1,748	2.3	2,090	2.8
Florida	183	0.3	1,863	2.5	2,046	2.8
Other	3,419	4.6	15,626	20.8	19,045	25.4

Total home loan	7,697	10.3	36,403	48.4	44,100	58.7

Retail banking:
Louisiana	1,447	1.9	0	0.0	1,447	1.9
New York	864	1.2	0	0.0	864	1.2
Texas	844	1.1	0	0.0	844	1.1
New Jersey	312	0.4	0	0.0	312	0.4
Maryland	96	0.1	20	0.1	116	0.2
Virginia	78	0.1	9	0.0	87	0.1
California	47	0.1	0	0.0	47	0.1
Other	182	0.2	5	0.0	187	0.2

Total retail banking	3,870	5.1	34	0.1	3,904	5.2

Total consumer banking	$38,673	51.4%	$36,454	48.6%	$75,127	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	December 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$2,049	7.55%	$380	0.86%	$81	2.07%	$2,510	3.34%
90+ day delinquencies	149	0.55	288	0.65	45	1.15	482	0.64
Nonperforming loans	149	0.55	422	0.96	71	1.82	642	0.85

(Dollars in millions)	Three Months Ended June 30, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$92	1.28%	$4	0.03%	$14	1.50%	$110	0.60%

(Dollars in millions)	Three Months Ended June 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$68	1.11%	$12	0.09%	$13	1.27%	$93	0.48%

(Dollars in millions)	Six Months Ended June 30, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$214	1.52%	$8	0.04%	$31	1.68%	$253	0.69%

(Dollars in millions)	Six Months Ended June 30, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs(3)	$147	1.25%	$27	0.13%	$27	1.33%	$201	0.60%

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

(3)	Calculated by dividing annualized net charge-offs by average loans held for investment for the three and six months ended June 30, 2013 and 2012.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans on properties in Arizona, California, Florida and Nevada, which have experienced the most severe decline in home prices. The following table presents the distribution of our home loan portfolio as of June 30, 2013 and December 31, 2012, based on selected key risk characteristics.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	June 30, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,154	8.0%	$4,447	11.4%	$7,601	19.4%
2006	570	1.5	2,680	6.8	3,250	8.3
2007	409	1.1	5,773	14.7	6,182	15.8
2008	232	0.6	4,657	11.9	4,889	12.5
2009	143	0.4	2,909	7.4	3,052	7.8
2010	164	0.4	4,924	12.6	5,088	13.0
2011	285	0.7	5,418	13.8	5,703	14.5
2012	2,078	5.3	929	2.4	3,007	7.7
2013	332	0.8	59	0.2	391	1.0

Total	$7,367	18.8%	$31,796	81.2%	$39,163	100.0%

Geographic concentration:(2)
California	$1,093	2.8%	$8,035	20.5%	$9,128	23.3%
New York	1,585	4.0	1,405	3.6	2,990	7.6
Illinois	95	0.2	2,487	6.4	2,582	6.6
Maryland	407	1.1	1,657	4.2	2,064	5.3
New Jersey	375	0.9	1,547	4.0	1,922	4.9
Virginia	337	0.8	1,553	4.0	1,890	4.8
Florida	175	0.5	1,648	4.2	1,823	4.7
Arizona	93	0.2	1,606	4.1	1,699	4.3
Washington	103	0.3	1,508	3.8	1,611	4.1
Colorado	116	0.4	1,346	3.4	1,462	3.8
Other	2,988	7.6	9,004	23.0	11,992	30.6

Total	$7,367	18.8%	$31,796	81.2%	$39,163	100.0%

Lien type:
1st lien	$6,247	16.0%	$31,343	80.0%	$37,590	96.0%
2nd lien	1,120	2.8	453	1.2	1,573	4.0

Total	$7,367	18.8%	$31,796	81.2%	$39,163	100.0%

Interest rate type:
Fixed rate	$2,422	6.2%	$3,462	8.8%	$5,884	15.0%
Adjustable rate	4,945	12.6	28,334	72.4	33,279	85.0

Total	$7,367	18.8%	$31,796	81.2%	$39,163	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,483	7.9%	$4,858	11.0%	$8,341	18.9%
2006	621	1.4	2,865	6.5	3,486	7.9
2007	446	1.0	6,189	14.0	6,635	15.0
2008	257	0.6	5,210	11.8	5,467	12.4
2009	167	0.4	3,438	7.8	3,605	8.2
2010	188	0.4	6,024	13.7	6,212	14.1
2011	324	0.7	6,705	15.2	7,029	15.9
2012	2,211	5.1	1,114	2.5	3,325	7.6

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Geographic concentration:(2)
California	$1,168	2.7%	$9,098	20.6%	$10,266	23.3%
New York	1,678	3.8	1,598	3.6	3,276	7.4
Illinois	102	0.2	2,875	6.5	2,977	6.7
Maryland	403	0.9	1,878	4.3	2,281	5.2
New Jersey	402	0.9	1,717	3.9	2,119	4.8
Virginia	342	0.8	1,748	4.0	2,090	4.8
Florida	183	0.4	1,863	4.2	2,046	4.6
Arizona	95	0.2	1,828	4.1	1,923	4.3
Washington	113	0.3	1,766	4.0	1,879	4.3
Colorado	126	0.3	1,594	3.6	1,720	3.9
Other	3,085	7.0	10,438	23.7	13,523	30.7

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Lien type:
1st lien	$6,502	14.8%	$35,905	81.4%	$42,407	96.2%
2nd lien	1,195	2.7	498	1.1	1,693	3.8

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Interest rate type:
Fixed rate	$2,534	5.8%	$4,037	9.1%	$6,571	14.9%
Adjustable rate	5,163	11.7	32,366	73.4	37,529	85.1

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the ten states in which we have the highest concentration of home loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of June 30, 2013 and December 31, 2012.

Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	June 30, 2013
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$13,477	72.6%	$5,371	25.3%	$647	60.7%	$19,495	47.8%
Mid-Atlantic	1,667	9.0	1,247	5.9	40	3.8	2,954	7.2
South	2,164	11.7	9,867	46.6	67	6.3	12,098	29.7
Other	1,157	6.1	4,484	21.2	311	29.2	5,952	14.6

Loans	18,465	99.4	20,969	99.0	1,065	100.0	40,499	99.3
Acquired loans	105	0.6	201	1.0	0	0.0	306	0.7

Total	$18,570	100.0%	$21,170	100.0%	$1,065	100.0%	$40,805	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$17,841	96.1%	$20,283	95.8%	$1,044	98.0%	$39,168	96.0%
Criticized performing	528	2.8	549	2.6	10	0.9	1,087	2.7
Criticized nonperforming	96	0.5	137	0.6	11	1.1	244	0.6

Loans	18,465	99.4	20,969	99.0	1,065	100.0	40,499	99.3

Acquired loans:
Noncriticized	77	0.4	181	0.9	0	0.0	258	0.6
Criticized performing	28	0.2	20	0.1	0	0.0	48	0.1

Total acquired loans	105	0.6	201	1.0	0	0.0	306	0.7

Total	$18,570	100.0%	$21,170	100.0%	$1,065	100.0%	$40,805	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$13,299	75.0%	$5,460	27.4%	$723	60.5%	$19,482	50.2%
Mid-Atlantic	1,398	7.9	1,149	5.8	47	3.9	2,594	6.7
South	2,055	11.6	9,182	46.2	72	6.0	11,309	29.1
Other	853	4.8	3,869	19.4	354	29.6	5,076	13.1

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1
Acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$16,614	93.7%	$19,073	95.9%	$1,152	96.3%	$36,839	94.9%
Criticized performing	853	4.8	454	2.3	33	2.8	1,340	3.5
Criticized nonperforming	138	0.8	133	0.6	11	0.9	282	0.7

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1

Acquired loans:
Noncriticized	77	0.4	228	1.2	0	0.0	305	0.8
Criticized performing	50	0.3	4	0.0	0	0.0	54	0.1

Total acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

(1)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information about our impaired loans, excluding acquired loans, which are reported separately and discussed below as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$631	$0	$631	$156	$475	$615	$667	$33
International credit card and installment loans	168	0	168	102	66	159	170	6

Total credit card and installment loans(1)	799	0	799	258	541	774	837	39

Consumer banking:
Auto	160	166	326	16	310	543	327	30
Home loan	205	0	205	14	191	242	172	4
Retail banking	79	15	94	12	82	105	95	1

Total consumer banking	444	181	625	42	583	890	594	35

Commercial banking:
Commercial and multifamily real estate	148	70	218	17	201	258	259	3
Commercial and industrial	143	81	224	19	205	260	234	2

Total commercial lending	291	151	442	36	406	518	493	5

Small-ticket commercial real estate	12	0	12	0	12	16	20	0

Total commercial banking	303	151	454	36	418	534	513	5

Total	$1,546	$332	$1,878	$336	$1,542	$2,198	$1,944	$79

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$701	$0	$701	$230	$471	$678	$687	$70
International credit card and installment loans	172	0	172	101	71	164	192	11

Total credit card and installment loans(1)	873	0	873	331	542	842	879	81

Consumer banking:
Auto	169	159	328	20	308	606	130	31
Home loan	145	0	145	13	132	167	120	4
Retail banking	61	35	96	7	89	118	88	3

Total consumer banking	375	194	569	40	529	891	338	38

Commercial banking:
Commercial and multifamily real estate	168	112	280	32	248	315	353	8
Commercial and industrial	152	92	244	22	222	277	227	6

Total commercial lending	320	204	524	54	470	592	580	14

Small-ticket commercial real estate	3	11	14	1	13	21	23	0

Total commercial banking	323	215	538	55	483	613	603	14

Total	$1,571	$409	$1,980	$426	$1,554	$2,346	$1,820	$133

(1)	Credit card and installment loans include finance charges and fees.

Troubled debt restructuring (“TDR”) loans accounted for $1.7 billion and $1.8 billion of impaired loans as of June 30, 2013 and December 31, 2012, respectively. Consumer TDR loans classified as performing totaled $1.0 billion and $1.2 billion as of June 30, 2013 and December 31, 2012, respectively. Commercial TDR loans classified as performing totaled $211 million and $253 million as of June 30, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

		Three Months Ended June 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$78	100%	12.23%	0%	0	0%	$0
International credit card	47	100	24.92	0	0	0	0

Total credit card	125	100	17.05	0	0	0	0

Consumer banking:
Auto	61	29	1.71	52	8	47	25
Home loan	57	12	2.77	5	101	24	2
Retail banking	13	6	3.90	65	8	0	0

Total consumer banking	131	19	2.07	33	15	32	27

Commercial banking:
Commercial and multifamily real estate	15	0	0.00	75	7	0	0
Commercial and industrial	15	0	0.00	34	5	2	0

Total commercial lending	30	0	0.00	55	6	1	0

Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	30	0	0.00	55	6	1	0

Total	$286	52%	14.56%	21%	12	15%	$27

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Six Months Ended June 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$154	100%	12.25%	0%	0	0%	$0
International credit card	98	100	24.72	0	0	0	0

Total credit card	252	100	17.11	0	0	0	0

Consumer banking:
Auto	123	30	1.83	54	8	45	50
Home loan	68	20	2.80	12	122	23	3
Retail banking	19	5	3.56	61	8	0	0

Total consumer banking	210	25	2.11	41	19	34	53

Commercial banking:
Commercial and multifamily real estate	32	0	0.00	88	7	0	0
Commercial and industrial	16	0	0.00	38	5	1	0

Total commercial lending	48	0	0.00	71	7	0	0

Small-ticket commercial real estate	1	0	0.00	0	0	0	0

Total commercial banking	49	0	0.00	70	7	0	0

Total	$511	60%	14.55%	24%	16	14%	$53

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Three Months Ended June 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$88	100%	11.09%	0%	0	0%	$0
International credit card	51	100	24.12	0	0	0	0

Total credit card	139	100	15.88	0	0	0	0

Consumer banking:
Auto	20	72	1.40	100	10	0	0
Home loan	12	67	2.32	74	108	5	0
Retail banking	7	1	2.99	99	10	0	0

Total consumer banking	39	57	1.73	92	34	2	0

Commercial banking:
Commercial and multifamily real estate	4	100	1.75	100	30	0	0
Commercial and industrial	32	1	1.36	100	9	0	0

Total commercial lending	36	13	1.71	100	12	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	36	13	1.71	100	12	0	0

Total	$214	78%	13.57%	33%	23	0%	$0

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Six Months Ended June 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$145	100%	10.84%	0%	0	0%	$0
International credit card	115	100	24.08	0	0	0	0

Total credit card	260	100	15.70	0	0	0	0

Consumer banking:
Auto	45	71	1.40	100	10	0	0
Home loan	17	55	2.11	67	113	5	0
Retail banking	14	1	3.00	99	11	0	0

Total consumer banking	76	54	1.57	92	27	1	0

Commercial banking:
Commercial and multifamily real estate	28	16	1.71	100	10	0	0
Commercial and industrial	66	6	6.62	99	12	0	0

Total commercial lending	94	9	4.04	99	11	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	94	9	4.04	99	11	0	0

Total	$430	72%	13.49%	38%	18	0%	$0

(1)	Represents total loans modified and accounted for as a TDR during the period. Paydowns, charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.
(2)	Percentage of loans modified and accounted for as a TDR during the period that were granted a reduced interest rate.
(3)	Weighted average interest rate reduction for those loans that received an interest rate concession.
(4)	Percentage of loans modified and accounted for as a TDR during the period that were granted a maturity date extension.
(5)	Weighted average change in maturity date for those loans that received a maturity date extension.
(6)	Percentage of loans modified and accounted for as a TDR during the period that were granted forgiveness or forbearance of a portion of their balance.
(7)	Total amount represents the gross balance forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write downs associated with the discharge of the borrower’s obligations.
(8)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

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

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	8,042	$16	18,843	$37
International credit card(1)	11,935	34	23,128	68

Total credit card	19,977	50	41,971	105

Consumer banking:
Auto	2,193	16	4,857	32
Home loan	7	0	18	1
Retail banking	24	1	58	2

Total consumer banking	2,224	17	4,933	35

Commercial banking:
Commercial and multifamily real estate	6	9	7	11
Commercial and industrial	0	1	7	8

Total commercial lending	6	10	14	19
Small-ticket commercial real estate	1	0	1	0

Total commercial banking	7	10	15	19

Total	22,208	$77	46,919	$159

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	9,541	$19	18,170	$39
International credit card(1)	12,945	44	25,053	87

Total credit card	22,486	63	43,223	126

Consumer banking:
Auto	1,033	9	1,865	17
Home loan	31	3	67	6
Retail banking	26	1	69	7

Total consumer banking	1,090	13	2,001	30

Commercial banking:
Commercial and multifamily real estate	2	6	5	8
Commercial and industrial	3	2	8	15

Total commercial lending	5	8	13	23
Small-ticket commercial real estate	0	0	3	2

Total commercial banking	5	8	16	25

Total	23,581	$84	45,240	$181

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows as of June 30, 2013 and December 31, 2012. The table displays separately loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.

	June 30, 2013			December 31, 2012
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$34,602	$5,645	$28,957	$39,321	$6,195	$33,126

Carrying value(1)	$32,307	$3,604	$28,703	$37,109	$4,069	$33,040

(1)

Includes $42 million and $57 million of cumulative impairment as of June 30, 2013 and December 31, 2012, respectively, recorded subsequent to acquisition for acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

Changes in Accretable Yield

We reduced the previously recorded allowance for acquired loans accounted for based on expected cash flows by $16 million and $15 million for the three and six months ended June 30, 2013, respectively, which resulted in a corresponding reduction in our provision for credit losses for the respective periods. As indicated in the above table, the cumulative impairment recorded subsequent to acquisition for acquired loans accounted for based on estimated cash flows expected to be collected totaled $42 million and $57 million as of June 30, 2013 and December 31, 2012, respectively.

The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:

(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2011	$1,752	$1,566	$186
Acquired loans accretable yield(1)	5,616	306	5,310
Accretion recognized in earnings	(1,316)	(390)	(926)
Reclassifications from nonaccretable difference for loans with improving cash flows(2) (3)	860	448	412
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(704)	(31)	(673)

Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309

Accretion recognized in earnings	(583)	(199)	(384)
Reclassifications from nonaccretable difference for loans with improving cash flows(2)	553	327	226
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	5	31	(26)

Accretable yield as of June 30, 2013	$6,183	$2,058	$4,125

(1)	Includes revised acquisition date accretable yield for ING Direct acquired loans.
(2)	Represents increases in accretable yields for those pools with increases that are primarily the result of improved credit performance.
(3)

Includes the implementation of the 2012 OCC update to the Bank Accounting Advisory Series, which requires write-down of performing consumer loans restructured in bankruptcy to collateral value. Includes reductions of $28 million and $44 million for purchased credit-impaired loans and non-impaired loans, respectively.

(4)	Represents changes in accretable yields for those pools with reductions that are driven primarily by changes in actual and estimated prepayments.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $303.2 billion and $298.9 billion as of June 30, 2013 and December 31, 2012, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $20.2 billion and $17.5 billion as of June 30, 2013 and December 31, 2012, respectively.

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

In the first quarter of 2013, we changed our process for estimating the allowance and reserve for unfunded lending commitments for our commercial loan portfolio. First, we extended our internal historical credit loss experience period back to at least 2008 and incorporated external industry loss data over a longer horizon to derive our loss estimates. We previously had generally used the most recent three-year period of internal historical loss experience to derive our loss estimates. Second, we incorporated more borrower-specific and loan-specific risk factors into our analysis and established a statistically-based internal risk rating system. Based on this statistically-based risk rating system, we now apply an estimated probability of default and loss given default for nearly each loan in our portfolio to derive the total loss estimate for our commercial loan portfolio. These changes, which were supplemented by management judgment, resulted in a net increase in the combined allowance and reserve for unfunded lending commitments of $37 million as of March 31, 2013 and a corresponding increase in the provision for credit losses of $37 million in the first quarter of 2013. The gross impact of these changes resulted in a decrease in the allowance of $2 million and an increase in the reserve for unfunded lending commitments of $39 million as of March 31, 2013. We do not expect these changes to have a material impact on our future allowance and reserve for unfunded lending commitments for our commercial loan portfolio.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

See “Note 1—Summary of Significant Accounting Policies” of our 2012 Form 10-K for further discussion on the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three months ended June 30, 2013 and 2012:

(Dollars in millions)	Three Months Ended June 30, 2013
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of March 31, 2013	$3,494	$528	$103	$112	$743	$342	$27	$4,606	$85	$4,691
Provision for credit losses	713	101	(20)	(12)	69	1	(5)	778	(16)	762
Charge-offs	(1,181)	(153)	(5)	(19)	(177)	(14)	(7)	(1,379)	0	(1,379)
Recoveries	331	61	1	5	67	10	2	410	0	410

Net charge-offs	(850)	(92)	(4)	(14)	(110)	(4)	(5)	(969)	0	(969)
Other changes	(8)	0	0	0	0	(1)	1	(8)	0	(8)

Balance as of June 30, 2013	$3,349	$537	$79	$86	$702	$338	$18	$4,407	$69	$4,476

(Dollars in millions)	Six Months Ended June 30, 2013
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191
Provision for credit losses	1,456	265	(26)	5	244	(84)	(3)	1,613	34	1,647
Charge-offs	(2,443)	(335)	(12)	(44)	(391)	(26)	(15)	(2,875)	0	(2,875)
Recoveries	671	121	4	13	138	15	3	827	0	827

Net charge-offs	(1,772)	(214)	(8)	(31)	(253)	(11)	(12)	(2,048)	0	(2,048)
Other changes	(314)	0	0	0	0	0	0	(314)	0	(314)

Balance as of June 30, 2013	$3,349	$537	$79	$86	$702	$338	$18	$4,407	$69	$4,476

(Dollars in millions)	Three Months Ended June 30, 2012
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of March 31, 2012	$2,671	$459	$102	$157	$718	$636	$35	$4,060	$60	$4,120
Provision for credit losses	1,711	56	(3)	(9)	44	(84)	15	1,686	(9)	1,677
Charge-offs.	(908)	(122)	(19)	(20)	(161)	(24)	(7)	(1,100)	0	(1,100)
Recoveries	286	54	7	7	68	7	1	362	0	362

Net charge-offs. .	(622)	(68)	(12)	(13)	(93)	(17)	(6)	(738)	0	(738)
Other changes.	(10)	0	0	0	0	0	0	(10)	0	(10)

Balance as of June 30, 2012	$3,750	$447	$87	$135	$669	$535	$44	$4,998	$51	$5,049

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Six Months Ended June 30, 2012
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses	2,170	203	16	(1)	218	(147)	24	2,265	(15)	2,250
Charge-offs	(1,863)	(262)	(43)	(40)	(345)	(60)	(18)	(2,286)	0	(2,286)
Recoveries	595	115	16	13	144	27	2	768	0	768

Net charge-offs	(1,268)	(147)	(27)	(27)	(201)	(33)	(16)	(1,518)	0	(1,518)
Other changes	1	0	0	0	0	0	0	1	0	1

Balance as of June 30, 2012	$3,750	$447	$87	$135	$669	$535	$44	$4,998	$51	$5,049

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of June 30, 2013 and December 31, 2012:

(Dollars in millions)	June 30, 2013
	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$3,091	$521	$26	$74	$621	$300	$18	$4,030
Asset-specific(2)	258	16	14	12	42	36	0	336
Acquired loans(3)	0	0	39	0	39	2	0	41

Total allowance for loan and lease losses	$3,349	$537	$79	$86	$702	$338	$18	$4,407

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$77,422	$29,034	$7,162	$3,554	$39,750	$40,045	$142	$157,359
Asset-specific(2)	799	326	205	94	625	454	0	1,878
Acquired loans(3)	89	9	31,796	38	31,843	306	37	32,275

Total held-for-investment loans	$78,310	$29,369	$39,163	$3,686	$72,218	$40,805	$179	$191,512

Allowance as a percentage of period-end held-for-investment loans	4.28%	1.83%	0.20%	2.33%	0.97%	0.83%	10.06%	2.30%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	December 31, 2012
	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$3,648	$466	$47	$104	$617	$376	$32	$4,673
Asset-specific(2)	331	20	13	7	40	54	1	426
Acquired loans(3)	0	0	53	1	54	3	0	57

Total allowance for loan and lease losses	$3,979	$486	$113	$112	$711	$433	$33	$5,156

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$90,594	$26,778	$7,552	$3,774	$38,104	$37,923	$154	$166,775
Asset-specific(2)	873	328	145	96	569	538	0	1,980
Acquired loans(3)	288	17	36,403	34	36,454	359	33	37,134

Total held-for-investment loans	$91,755	$27,123	$44,100	$3,904	$75,127	$38,820	$187	$205,889

Allowance as a percentage of period-end held-for-investment loans	4.34%	1.79%	0.26%	2.87%	0.95%	1.12%	17.65%	2.50%

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

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of June 30, 2013 and December 31, 2012. We separately present information for consolidated and unconsolidated VIEs.

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

	June 30, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(4)
Securitization-related VIEs:
Credit card loan securitizations(1)	$40,622	$12,416	$0	$0	$0
Home loan securitizations(2) (3)	36	33	198	14	222
Other asset securitizations(1)	0	0	0	0	0

Total securitization-related VIEs	40,658	12,449	198	14	222

Other VIEs:
Affordable housing entities	0	0	2,720	422	2,720
Entities that provide capital to low-income and rural communities	389	97	6	5	6
Other	1	0	105	0	105

Total other VIEs	390	97	2,831	427	2,831

Total VIEs	$41,048	$12,546	$3,029	$441	$3,053

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss(4)
Securitization-related VIEs:
Credit card loan securitizations(1)	$44,238	$13,488	$0	$0	$0
Home loan securitizations(2) (3)	41	38	212	17	237
Other asset securitizations(1)	19	19	0	0	0

Total securitization-related VIEs	44,298	13,545	212	17	237

Other VIEs:
Affordable housing entities	0	0	2,390	414	2,390
Entities that provide capital to low-income and rural communities	375	88	6	4	6
Other	1	0	201	86	201

Total other VIEs	376	88	2,597	504	2,597

Total VIEs	$44,674	$13,633	$2,809	$521	$2,834

(1)	Represents the gross assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.
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

Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In some cases, we are contractually required to exercise this option if the servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the securitization-related VIEs in which we had continuing involvement as of June 30, 2013 and December 31, 2012:

	Non-Mortgage		Mortgage
(Dollars in millions)	Credit Card	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
June 30, 2013:
Securities held by third-party investors	$10,798	$0	$2,495		$138		$1,056
Receivables in the trust	40,245	0	2,580		132		1,062
Cash balance of spread or reserve accounts	0	0	8		N/A		150
Retained interests	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No	No		Yes		No
December 31, 2012:
Securities held by third-party investors	$11,347	$13	$2,702		$158		$1,117
Receivables in the trust	43,811	19	2,794		151		1,123
Cash balance of spread or reserve accounts	0	0	8		0		164
Retained interests	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No	No		Yes		No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)

The manufactured housing securitizations are serviced by a third party. For two of the deals, that third party works in the capacity of subservicer with Green Point Credit LLC being the Master Servicer.

(3)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of June 30, 2013 and December 31, 2012, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 6—Variable Interest Entities and Securitizations” of our 2012 Form 10-K.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.5 billion and $2.7 billion as of June 30, 2013 and December 31, 2012, respectively.

We continue to service some of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

involved. For the trusts that we continue to service, we do not consolidate these entities because we do not have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts. For the remaining trusts, for which we no longer service the underlying mortgage loans, we do not consolidate these entities because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts.

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

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. As of June 30, 2013 and December 31, 2012, we funded $29 million and $28 million in cumulative advances, respectively, which are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $7 million and $8 million related to those interests for both our consolidated and non-consolidated VIEs as of June 30, 2013 and December 31, 2012, respectively. We were deemed to be the primary beneficiary, and have therefore consolidated, one of these trusts as of June 30, 2013 and December 31, 2012. We have not consolidated the remaining trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trust or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $150 million and $164 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the expected residual balances on the funded letters of credit was $42 million and $50 million as of June 30, 2013 and December 31, 2012, respectively, and is included in other assets on the consolidated balance sheets.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.1 billion as of both June 30, 2013 and December 31, 2012. In the event the third party servicer does not fulfill on its option to exercise the clean-up calls on certain transactions, the option reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. As of June 30, 2013 and December 31, 2012 our interests consisted of assets of approximately $2.7 billion and $2.4 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and was $2.7 billion as of June 30, 2013. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs as of June 30, 2013 and December 31, 2012 were approximately $8.5 billion and $7.7 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated as of June 30, 2013 and as of December 31, 2012 totaled approximately $389 million and $375 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate as of June 30, 2013 and December 31, 2012 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of June 30, 2013. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $226 million and $255 million as of June 30, 2013 and December 31, 2012, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $103 million and $114 million as of June 30, 2013 and December 31, 2012, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $103 million as of June 30, 2013. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets subject to amortization as of June 30, 2013 and December 31, 2012. Goodwill is presented separately on our consolidated balance sheets. Other intangible assets are included in other assets on our consolidated balance sheets.

Components of Goodwill and Other Intangible Assets

	June 30, 2013			December 31, 2012
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Unamortized intangible assets:
Goodwill	$13,900	N/A	$13,900	$13,904	N/A	$13,904

Amortized intangible assets:
Purchased credit card relationship intangibles(1)	2,125	(576)	1,549	2,242	(378)	1,864
Core deposit intangibles	1,771	(1,362)	409	1,771	(1,275)	496
Other(2)	327	(150)	177	354	(143)	211

Total amortized intangible assets	$4,223	$(2,088)	$2,135	$4,367	$(1,796)	$2,571

(1)

During the first quarter of 2013, purchased credit card relationship intangibles with a net carrying value of $89 million related to the Best Buy loan portfolio, which was acquired in the 2012 U.S. card acquisition, were reclassified as held for sale.

(2)	Consists of brokerage relations intangibles, partnership and other contract intangibles, trademark/name intangibles and other intangibles.

Amortization expense for amortized intangible assets, which is presented separately on our consolidated statements of income, totaled $167 million and $157 million for the three months ended June 30, 2013 and 2012, respectively and $344 million and $219 million for the six months ended June 30, 2013 and 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Goodwill Attributable to Business Segments

The following table presents goodwill attributable to each of our business segments as of June 30, 2013 and December 31, 2012.

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2012	$5,003	$4,583	$4,318	$13,904
Acquisitions	0	3	0	3
Other adjustments	(7)	0	0	(7)

Balance as of June 30, 2013	$4,996	$4,586	$4,318	$13,900

NOTE 8—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of June 30, 2013, we had $187.8 billion in interest-bearing deposits, of which $4.1 billion represented large denomination certificates of $100,000 or more. As of December 31, 2012, we had $190.0 billion in interest-bearing deposits, of which $4.5 billion represents large denomination certificates of $100,000 or more.

Securitized Debt Obligations

As of June 30, 2013, we had $10.8 billion of securitized debt obligations outstanding, net of fair value hedging losses of $17 million. As of December 31, 2012 we had $11.4 billion of securitized debt obligations outstanding, net of fair value hedging losses of $22 million. The decrease primarily reflected planned reductions of the long-term debt in our credit card securitization trusts. These reductions were partially offset by the execution of $1.5 billion of credit card securitization transactions during the six months ended June 30, 2013. On February 1, 2013, Capital One Multi-Asset Execution Trust issued $750 million of 3-year fixed-rate notes from our credit card securitization trust. On May 14, 2013, Capital One Multi-Asset Execution Trust issued $700 million of 3-year floating rate notes from our credit card securitization trust. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Other Debt

We filed a shelf registration statement with the U.S. Securities & Exchange Commission (“SEC”) on April 30, 2012, which will expire three years from the filing date, under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions.

Senior and Subordinated Notes

As of June 30, 2013, we had $12.4 billion of senior and subordinated notes outstanding, net of a fair value hedging loss of $137 million. As of December 31, 2012, we had $12.7 billion of senior and subordinated notes

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

outstanding, net of a fair value hedging loss of $857 million. In the first six months of 2013, we issued $850 million of long-term senior unsecured debt. The offering of senior notes included $250 million of floating-rate debt due 2016 and $600 million of fixed-debt rate due 2018.

In the first quarter of 2013, we exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due 2023 and cash of $209 million. In the second quarter of 2013, we exchanged $763 million of outstanding 6.75% senior notes due 2017. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $839 million of new 3.5% senior notes due 2023 and cash of $88 million. Both exchanges were accounted for as a modification of debt.

See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

Junior Subordinated Debentures

In the first quarter of 2013 in connection with our redemption of our trust preferred securities, we redeemed our junior subordinated debt with an aggregate carrying value of $3.65 billion, resulting in a $65 million loss on extinguishment of debt.

FHLB Advances

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock which totaled $746 million and $1.3 billion as of June 30, 2013 and December 31, 2012, respectively, and is included in other assets on our consolidated balance sheets.

We had outstanding FHLB advances, which were secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $11.2 billion and $20.9 billion as of June 30, 2013 and December 31, 2012, respectively.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of June 30, 2013 and December 31, 2012. Our total short-term borrowings consist of federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

(Dollars in millions)	June 30, 2013	December 31, 2012
Deposits:
Non-interest bearing deposits	$22,097	$22,467
Interest-bearing deposits	187,768	190,018

Total deposits	$209,865	$212,485

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,766	$1,248
FHLB advances	10,201	19,900

Total short-term borrowings	$11,967	$21,148

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	June 30, 2013				December 31, 2012
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate
Long-term debt:
Securitized debt obligations	2013 - 2030	0.23 - 6.40%	1.52%	$10,831	$11,398
Senior and subordinated notes:
Fixed unsecured senior debt	2013 - 2023	1.00 - 7.38%	3.91%	8,938	8,623
Floating unsecured senior debt	2014 - 2016	0.72 - 1.43%	1.02%	750	500

Total unsecured senior debt			3.68%	9,688	9,123
Fixed unsecured subordinated debt	2014 - 2023	3.38 - 8.80%	4.98%	2,718	3,563

Total senior and subordinated notes				12,406	12,686
Other long-term borrowings:
Fixed junior subordinated debt	N/A	N/A	N/A	0	3,641
FHLB advances	2013 - 2023	0.34 - 6.88%	0.80%	1,027	1,037

Total long-term debt				$24,264	$28,762

Total short-term borrowings and long-term debt				$36,231	$49,910

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$0	$1	$1
FHLB advances	5	3	16	4

Total short-term borrowings	6	3	17	5

Long-term debt:
Securitized debt obligations(1)	45	69	101	149
Senior and subordinated notes:(1)
Unsecured senior debt	60	56	116	114
Unsecured subordinated debt	22	31	48	61

Total senior and subordinated notes	82	87	164	175

Other long-term borrowings:
Junior subordinated debt	0	78	1	157
FHLB advances	3	3	5	6
Other	3	2	6	4

Total long-term debt	133	239	277	491

Total short-term borrowings and long-term debt	$139	$242	$294	$496

(1)	Interest expense includes the impact from hedge accounting.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset/liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity through several approaches, which include, but are not limited to, changing the maturity and re-pricing characteristics of various balance sheet categories and by entering into interest rate derivatives. Derivatives are also utilized to manage our exposure to changes in foreign exchange rates. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. We execute our derivative contracts in both the OTC and exchange-traded derivative markets. In addition to interest rate swaps, we use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign currency risk. On a regular basis, we enter into customer-accommodation derivative transactions. We engage in these transactions as a service to our commercial banking customers to facilitate their risk management objectives. We typically offset the market risk exposure to our customer-accommodation derivatives through derivative transactions with other counterparties.

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging activities. The outstanding notional amount of our derivative contracts totaled $60.8 billion as of June 30, 2013, compared with $57.8 billion as of December 31, 2012. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $1.1 billion and $638 million, respectively, as of June 30, 2013, compared with $1.8 billion and $400 million, respectively, as of December 31, 2012.

Our derivatives are designated as either qualifying accounting hedges or free-standing derivatives. Free-standing derivatives consist of customer-accommodation derivatives and economic hedges that we enter into for risk management purposes that are not linked to specific assets or liabilities or to forecasted transactions and, therefore, do not qualify for hedge accounting. Qualifying accounting hedges are designated as fair value hedges or cash flow hedges.

•

Fair Value Hedges: We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed rate liabilities. These hedges have maturities through 2023 and have the effect of converting some of our fixed rate debt and deposits to variable rate.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

•

Free-Standing Derivatives: We use free-standing derivatives to hedge the risk of changes in the fair value of residential mortgage servicing rights (“MSRs”), mortgage loan origination and purchase commitments and other interests held. We also categorize our customer-accommodation derivatives and the related offsetting contracts as free-standing derivatives. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of June 30, 2013 and December 31, 2012. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	June 30, 2013			December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$15,576	$360	$137	$15,902	$1,020	$0
Cash flow interest rate contracts	14,525	5	182	13,025	116	14

Total interest rate contracts	30,101	365	319	28,927	1,136	14
Foreign exchange contracts:
Cash flow foreign exchange contracts	4,529	142	2	5,212	18	40

Total foreign exchange contracts	4,529	142	2	5,212	18	40

Total derivatives designated as accounting hedges	34,630	507	321	34,139	1,154	54

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	224	0	3	147	12	2
Customer accommodation	21,209	403	209	18,900	479	273
Other interest rate exposures	2,324	35	24	2,553	45	22

Total interest rate contracts	23,757	438	236	21,600	536	297
Foreign exchange contracts	1,337	186	67	1,372	158	46
Other contracts	1,073	13	14	701	0	3

Total derivatives not designated as accounting hedges	26,167	637	317	23,673	694	346

Total derivatives	$60,797	$1,144	$638	$57,812	$1,848	$400

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

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received		Net Amount
As of June 30, 2013
Derivatives	$1,144	$0	$1,144	$(252)	$(587	)(1)	$305	(2)

Total	$1,144	$0	$1,144	$(252)	$(587)		$305

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged		Net Amount
As of June 30, 2013
Derivatives	$638	$0	$638	$(252)	$(156	)(1)	$230	(2)
Repurchase agreements	895	0	895	0	(895)		0

Total	$1,533	$0	$1,533	$(252)	$(1,051)		$230

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received		Net Amount
As of December 31, 2012
Derivatives	$1,848	$0	$1,848	$(220)	$(1,160	)(1)	$468	(2)

Total	$1,848	$0	$1,848	$(220)	$(1,160)		$468

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged		Net Amount
As of December 31, 2012
Derivatives	$400	$0	$400	$(220)	$(98	)(1)	$82	(2)
Repurchase agreements	1,235	0	1,235	0	(1,235)		0

Total	$1,635	$0	$1,635	$(220)	$(1,333)		$82

(1)	When we receive or pledge collateral, we factor in accrued interest when calculating net positions with counterparties.
(2)

The majority of the net position relates to customer swaps. Customer swaps are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

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

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Derivatives designated as accounting hedges(1):
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$(317)	$147	$(412)	$79
Gains (losses) recognized in earnings on hedged items	300	(146)	390	(87)

Net fair value hedge ineffectiveness gains (losses)	(17)	1	(22)	(8)

Derivatives not designated as accounting hedges(1):
Interest rate contracts covering:
MSRs	(8)	5	(8)	3
Customer accommodation	16	7	25	18
Other interest rate exposures	(8)	24	(9)	(57)

Total	0	36	8	(36)
Foreign exchange contracts	(2)	4	(4)	(9)
Other contracts	4	(2)	(7)	(3)

Total gains (losses) on derivatives not designated as accounting hedges	2	38	(3)	(48)
Net derivative gains (losses) recognized in earnings	$(15)	$39	$(25)	$(56)

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(146)	$50	$(147)	$56
Foreign exchange contracts	(5)	(5)	(10)	(11)

Subtotal	(151)	45	(157)	45

Net derivative gains (losses) recognized in AOCI	$(151)	$45	$(157)	$45

Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$14	$11	$26	$20
Foreign exchange contracts(2)	(4)	(5)	(9)	(11)

Subtotal	10	6	17	9

Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	(1)	0	(1)	0

Subtotal	(1)	0	(1)	0

Net derivative gains (losses) recognized in earnings	$9	$6	$16	$9

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax gains of $60.8 million recorded in AOCI as of June 30, 2013, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was 5 years as of June 30, 2013. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $4 million and $7 million as of June 30, 2013 and December 31, 2012, respectively. We

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

were required to post collateral totaling $161 million and $109 million as of June 30, 2013 and December 31, 2012, respectively, for our derivative transactions. If our debt credit rating had fallen below investment grade, we would have been required to post additional variation margin, which represents the impact of daily position mark-to-market calculations, of $4 million as of June 30, 2013 and December 31, 2012. In addition, we would have been required to post independent margin of $67 million as of June 30, 2013 and December 31, 2012, in compliance with the terms of certain of our swap agreements.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $319 million and $922 million as of June 30, 2013 and December 31, 2012, respectively. We also received securities from derivatives counterparties totaling $268 million and $238 million as of June 30, 2013 and December 31, 2012, respectively, which we have the ability to repledge.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $6 million and $9 million as of June 30, 2013 and December 31, 2012, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $5 million and $1 million as of June 30, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY

The following table presents the components of accumulated other comprehensive income as of June 30, 2013 and December 31, 2012, as well as the current period activity related to our other comprehensive income. AOCI is presented net of deferred tax of $396 million and $443 million, as of June 30, 2013 and December 31, 2012, respectively.

Change in AOCI Gain (Loss) by Component (Net of Tax)

	Three Months Ended June 30, 2013
(Dollars in millions)	Securities Available for Sale	Other-than- Temporary Impairment	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of March 31, 2013	$550	$23	$32	$(93)	$(39)	$473
Other comprehensive income (loss) before reclassifications	(1,081)	(8)	(151)	(18)	5	(1,253)
Net realized (gains) losses reclassified from AOCI into earnings	(1)	0	(10)	0	(1)	(12)

Net current period other comprehensive income (loss)	(1,082)	(8)	(161)	(18)	4	(1,265)

AOCI as of June 30, 2013	$(532)	$15	$(129)	$(111)	$(35)	$(792)

	Six Months Ended June 30, 2013
(Dollars in millions)	Securities Available for Sale	Other-than- Temporary Impairment	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2012	$708	$(5)	$45	$32	$(41)	$739
Other comprehensive income (loss) before reclassifications	(1,238)	20	(157)	(143)	5	(1,513)
Net realized (gains) losses reclassified from AOCI into earnings	(2)	0	(17)	0	1	(18)

Net current period other comprehensive income (loss)	(1,240)	20	(174)	(143)	6	(1,531)

AOCI as of June 30, 2013	$(532)	$15	$(129)	$(111)	$(35)	$(792)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Reclassifications Out of AOCI

	Amount Reclassified from AOCI
	Three Months	Six Months
	Ended June 30,	Ended June 30,
(Dollars in millions)	2013	2013	Affected Income Statement Line Item
Net unrealized gains (losses) on securities available for sale:
Sale of available for sale securities	$1	$3	Other - Non-interest income
	0	1	Income tax provision

	1	2	Net income
Net unrealized gains on cash flow hedges:
Interest rate contracts	22	42	Other - Non-interest income
Foreign exchange contracts	(6)	(14)	Other - Non-interest expense

	16	28
	6	11	Income tax provision

	10	17	Net income
Other:
Other	2	(1)	Salaries and associate benefits
	1	0	Income tax provision

	1	(1)	Net income

Total reclassifications	$12	$18

The table below summarizes other comprehensive income activity and the related tax impact for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012
	Before	Provision	After	Before	Provision	After
(Dollars in millions)	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(1,735)	$(653)	$(1,082)	$171	$66	$105
Other-than-temporary impairment not recognized in earnings	(12)	(4)	(8)	0	0	0
Net unrealized gains (losses) on cash flow hedges	(258)	(97)	(161)	60	21	39
Foreign currency translation adjustments	(18)	0	(18)	(44)	0	(44)
Other	3	(1)	4	(5)	(2)	(3)

Other comprehensive income (loss)	$(2,020)	$(755)	$(1,265)	$182	$85	$97

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30, 2013
	2013			2012
	Before	Provision	After	Before	Provision	After
(Dollars in millions)	Tax	(Benefit)	Tax	Tax	(Benefit)	Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(1,989)	$(749)	$(1,240)	$161	$62	$99
Other-than-temporary impairment not recognized in earnings	33	13	20	55	21	34
Net unrealized gains (losses) on cash flow hedges	(279)	(105)	(174)	61	21	40
Foreign currency translation adjustments	(143)	0	(143)	11	0	11
Other	7	1	6	(5)	(2)	(3)

Other comprehensive income (loss)	$(2,371)	$(840)	$(1,531)	$283	$102	$181

NOTE 11—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2013	2012	2013	2012
Basic earnings per share
Income from continuing operations, net of tax	$1,236	$193	$2,380	$1,698
Loss from discontinued operations, net of tax	(119)	(100)	(197)	(202)

Net income	1,117	93	2,183	1,496
Dividends and undistributed earnings allocated to participating securities(1)	(4)	(1)	(9)	(8)
Preferred stock dividends	(13)	0	(26)	0

Net income available to common stockholders	$1,100	$92	$2,148	$1,488

Total weighted-average basic shares outstanding	582	578	581	543

Net income per share	$1.89	$0.16	$3.70	$2.74

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2013	2012	2013	2012
Diluted earnings per share(2)
Net income available to common stockholders	$1,100	$92	$2,148	$1,488

Total weighted-average basic shares outstanding	582	578	581	543
Stock options, warrants, contingently issuable shares, and other	7	5	7	5

Total weighted-average diluted shares outstanding	589	583	588	548

Net income per share	$1.87	$0.16	$3.65	$2.72

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 5 million and 7 million of awards, options or warrants, for the three months ended June 30, 2013 and 2012, respectively, and 6 million and 8 million of awards, options or warrants, for the six months ended June 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

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

The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of June 30, 2013 and December 31, 2012.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table displays our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2013
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$840	$0	$0	$840
U.S. agency debt obligations	0	101	0	101
Corporate debt securities guaranteed by U.S. government agencies	0	372	832	1,204
Residential mortgage-backed securities	0	42,012	1,535	43,547
Commercial mortgage-backed securities	0	7,091	461	7,552
Other asset-backed securities	0	7,305	109	7,414
Other	295	1,633	16	1,944

Total securities available for sale	1,135	58,514	2,953	62,602
Other assets:
Mortgage servicing rights	0	26	61	87
Derivative assets(1)(2)	13	1,059	72	1,144
Retained interests in securitizations and other	0	0	198	198

Total assets	$1,148	$59,599	$3,284	$64,031

Liabilities
Other liabilities:
Derivative liabilities(1)(2)	$6	$590	$42	$638

Total liabilities	$6	$590	$42	$638

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

(2)

Does not reflect $1 million and $9 million recognized as a net valuation allowance on derivative assets and liabilities for non performance risk as of June 30, 2013 and December 31, 2012, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the second quarter of 2013 and the first six months of 2013 we had minimal movements between Levels 1 and 2.

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

			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2013
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(3)

		Total Gains or (Losses)
		(Realized/Unrealized)

			Included in Other Comprehensive Income
	Balance, April 1, 2013	Included in Net Income(1)						Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2013

(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Assets:
Securities available-for-sale:
Corporate debt securities guaranteed by U.S. government agencies	$768	$0	$(36)	$123	$0	$0	$(18)	$39	$(44)	$832	$0
Residential mortgage-backed securities	1,490	(1)	8	94	0	0	(89)	260	(227)	1,535	(1)
Commercial mortgage-backed securities	704	0	(40)	166	(10)	0	(8)	71	(422)	461	0
Other asset-backed securities	71	0	(3)	40	0	0	(1)	8	(6)	109	0
Other	16	0	0	0	0	0	0	0	0	16	0

Total securities available-for-sale	3,049	(1)	(71)	423	(10)	0	(116)	378	(699)	2,953	(1)
Other assets:
Mortgage servicing rights	58	28	0	0	0	3	(2)	0	(26)	61	28
Derivative assets	83	(7)	0	0	0	3	(6)	0	(1)	72	(7)
Retained interest in securitization and other	201	(3)	0	0	0	0	0	0	0	198	(3)
Liabilities:
Other liabilities
Derivative liabilities	42	(4)	0	0	0	9	(5)	0	0	42	(4)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2012
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2012(3)
		Total Gains or (Losses)
		(Realized/Unrealized)
(Dollars in millions)	Balance, April 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2012
Assets:
Securities available-forsale:
Corporate debt securities guaranteed by U.S. government agencies	$0	$0	$1	$50	$0	$0	$(1)	$14	$0	$64	$0
Residential mortgage-backed securities	1,821	9	13	4	0	0	(134)	130	(673)	1,170	9
Commercial mortgage-backed securities	387	0	8	173	0	0	(16)	0	(285)	267	0
Other asset-backed securities	241	0	8	50	0	0	(1)	0	(5)	293	0
Other	7	0	0	0	0	0	0	3	0	10	0

Total securities available for sale	2,456	9	30	277	0	0	(152)	147	(963)	1,804	9
Other assets:
Mortgage servicing rights	95	(12)	0	0	0	4	(3)	0	0	84	(12)
Derivative assets	65	47	0	0	0	3	(12)	0	0	103	47
Retained interest in securitizations and other	140	0	0	0	0	0	0	0	0	140	0
Liabilities:
Other liabilities:
Derivative liabilities	36	8	0	0	0	0	(10)	0	0	34	8
Other	14	(1)	0	0	0	0	0	0	0	13	(1)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30, 2013
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(3)
		Total Gains or (Losses)
		(Realized/Unrealized)
(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2013
Assets:
Securities available-for-sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$(35)	$211	$0	$0	$(28)	$78	$(44)	$832	$0
Residential mortgage-backed securities	1,335	(10)	84	192	0	0	(145)	529	(450)	1,535	(10)
Commercial mortgage-backed securities	587	0	(47)	547	(10)	0	(27)	120	(709)	461	0
Other asset-backed securities	102	(1)	6	40	(41)	0	(2)	14	(9)	109	(1)
Other	15	0	0	0	0	0	0	1	0	16	0

Total securities available for sale	2,689	(11)	8	990	(51)	0	(202)	742	(1,212)	2,953	(11)
Other assets:
Mortgage servicing rights	55	30	0	0	0	5	(3)	0	(26)	61	30
Derivative assets	90	(7)	0	0	0	4	(12)	0	(3)	72	(7)
Retained interest in securitizations and other	204	(6)	0	0	0	0	0	0	0	198	(6)
Liabilities:
Other liabilities:
Derivative liabilities	38	11	0	0	0	10	(16)	0	(1)	42	11

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30, 2012
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2012(3)
		Total Gains or (Losses)
		(Realized/Unrealized)
(Dollars in millions)	Balance, January 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2012
Assets:
Securities available-for-sale:
Corporate debt securities guaranteed by U.S. government agencies	$0	$0	$1	$50	$0	$0	$(1)	$14	$0	$64	$0
Residential mortgage-backed securities	195	(1)	(13)	2,283	(640)	0	(150)	228	(732)	1,170	(1)
Commercial mortgage-backed securities	274	5	10	470	(76)	0	(19)	13	(410)	267	5
Other asset-backed securities	32	0	13	155	0	0	(3)	132	(36)	293	0
Other	12	0	0	0	0	0	(5)	9	(6)	10	0

Total securities available-for-sale	513	4	11	2,958	(716)	0	(178)	396	(1,184)	1,804	4
Other assets:
Mortgage servicing rights	93	(12)	0	0	0	8	(5)	0	0	84	(12)
Derivative assets	103	45	0	0	0	4	(61)	13	(1)	103	45
Retained interest in securitization and other	145	(5)	0	0	0	0	0	0	0	140	(5)
Liabilities:
Other liabilities
Derivative liabilities	279	3	0	0	0	32	(269)	(8)	(3)	34	3
Other	12	1	0	0	0	0	0	0	0	13	1

(1)

Gains (losses) related to Level 3 mortgage servicing rights and gains (losses) related to Level 3 derivative receivables and derivative payables are reported in other non-interest income, which is a component of non-interest income. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

(2)

The transfers out of Level 3 for the second quarter and first six months of 2013 and 2012 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

(3)

The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for available-for-sale securities, accretion on certain fixed maturity securities, change in fair value of derivative instruments and mortgage servicing rights transaction. The impairments are reported in total other-than-temporary losses as a component of non-interest income.

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

The FVC, which includes representation from business areas, our Risk Management division and our Finance division, is a forum for discussing fair market valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environment and material risks or concerns related to fair market valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the valuations control group. It provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit Committee or other delegated committee of the Board of Directors.

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

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
Residential mortgage- backed securities	$1,535	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-25% 0-24% 0-20% 0-75%	6% 5% 8% 50%

Commercial mortgage- backed securities	$461	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-4% 0-15%	3% 3%

Other asset-backed securities	$109	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	3-9% 0-6% 2-28% 45-88%	5% 2% 13% 71%

U.S. government guaranteed debt and other .	$848	Discounted cash flows (3rd party pricing)	Yield	0-4%	2%

Other assets:
Mortgage servicing rights.	$61	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	11.12-32.43% 9.95-17.07% $82-$408	18.09% 11.17% $91

Derivative assets	$72	Discounted cash flows	Swap rates	2.69-3.31%	3.23%

Retained interests in securitization and other	$198	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	35-87 1.40-15.00% 4.18-13.57% 1.39-8.39% 16.91-89.22%	71 6.67% 13.20% 5.64% 25.77%

Liabilities:
Other liabilities:

Derivative liabilities	$42	Discounted cash flows	Swap rates	2.71-3.29%	3.21%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Significant	Significant
	December 31,	Valuation	Unobservable		Weighted
(Dollars in millions)	2012	Techniques	Inputs	Range	Average
Assets:
Securities available for sale:

Residential mortgage-	$1,335	Discounted	Yield	0-24%	5%
backed securities		cash flows	Constant prepayment rate	0-26%	6%
		(3rd party	Default rate	0-21%	9%
		pricing)	Loss severity	4-75%	52%

Commercial mortgage-	$587	Discounted	Yield	1-3%	2%
backed securities		cash flows	Constant prepayment rate	0-15%	11%
		(3rd party
		pricing)

Other asset-backed	$102	Discounted	Yield	1-24%	4%
securities		cash flows	Constant prepayment rate	0-5%	2%
		(3rd party	Default rate	1-28%	15%
		pricing)	Loss severity	46-88%	72%

U.S. government	$665	Discounted	Yield	1-4%	2%
guaranteed debt and other		cash flows
		(3rd party
		pricing)
Other assets:

Mortgage servicing rights.	$55	Discounted	Constant prepayment rate	11.77-32.99%	19.37%
		cash flows	Discount rate	9.95-37.88%	12.66%
			Servicing cost ($ per loan)	$81-$864	$302

Derivative assets.	$90	Discounted	Swap rates	1.82-2.58%	2.46%
		cash flows

Retained interests in	$204	Discounted	Life of receivables (months)	29-243	66
securitization and other		cash flows	Constant prepayment rate	1.25-22.21%	13.52%
			Discount rate	2.90-13.57%	12.70%
Liabilities:
Other liabilities:

Derivative liabilities	$38	Discounted	Swap rates	1.82-2.55%	2.42%
		cash flows

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

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. The fair value of loans held for sale is determined using a discounted cash flow model or the fair value of the underlying collateral, less the estimated cost to sell. Held-for-sale loans that are valued using a discounted cash flow model are classified as level 2. Loans that are valued using fair value less the estimated cost

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

to sell have significant unobservable inputs and are classified as level 3 under the fair value hierarchy. We determined the fair value of the Best Buy loan portfolio, which was transferred to held for sale, based upon the purchase price specified in the purchase and sale agreement, which is deemed to be representative of a market price. See “Note 4—Loans” for further discussion on the Best Buy loan portfolio transferred to held for sale from held for investment in the first quarter of 2013. Fair value adjustments to loans held for sale are recorded in other non-interest income in our consolidated statements of income.

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

The following table presents the carrying amounts of all assets that were still held as of June 30, 2013 and December 31, 2012, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.

	June 30, 2013
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average

(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$0	$135	$0	$135	N/A	N/A	N/A	N/A
Best Buy net assets held for sale(1)	0	6,407	0	6,407	N/A	N/A	N/A	N/A
Loans held for investment	0	0	78	78	Appraisal Value	Non recoverable rate	0-84%	16%
Foreclosed property(2)	0	0	64	64	Appraisal Value	Cost to Sell	10-14%	10%
Other(3)	0	0	9	9	Appraisal Value	Cost to Sell	6-6%	6%

Total	$0	$6,542	$151	$6,693

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average

(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$0	$201	$0	$201	N/A	N/A	N/A	N/A
Loans held for investment	0	0	162	162	Appraisal Value	Non recoverable rate	0-100%	13%
Foreclosed property(2)	0	0	50	50	Appraisal Value	Cost to Sell	10-14%	11%
Other(3)	0	0	59	59	Appraisal Value	Cost to Sell	6-6%	6%

Total	$0	$201	$271	$472

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2013 and 2012.

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Assets:
Loans held for sale	$(5)	$29
Best Buy net assets held for sale(1)	(10)	0
Loans held for investment	(17)	(31)
Foreclosed property(2)	(6)	(14)
Other(3)	(5)	(4)

Total	$(43)	$(20)

(1)

Represents the fair value and the related losses on the Best Buy net assets held for sale. The majority of these assets are included in loans held for sale, with the remaining portion of these assets being included in other assets and other liabilities.

(2)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(3)	Consists of long lived assets classified as held for sale.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the condensed consolidated balance sheets at fair value, as of June 30, 2013 and December 31, 2012:

	June 30, 2013		Fair Value Measurements Using
	Carrying	Estimated
(Dollars in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,653	$4,653	$4,653	$0	$0
Restricted cash for securitization investors	377	377	377	0	0
Securities available for sale	62,602	62,602	1,135	58,514	2,953
Loans held for sale	6,248	6,248	0	6,248	0
Net loans held for investment	187,105	191,468	0	0	191,468
Interest receivable	1,454	1,454	0	1,454	0
Derivative assets	1,144	1,144	13	1,059	72
Mortgage servicing rights	87	87	0	26	61
Financial liabilities:
Non-interest bearing deposits	$22,097	$22,097	$22,097	$0	$0
Interest-bearing deposits	187,768	185,566	0	19,769	165,797
Securitized debt obligations	10,831	10,966	0	10,719	247
Senior and subordinated notes	12,406	12,886	0	12,886	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,766	1,766	1,766	0	0
Other borrowings	11,228	11,236	0	11,236	0
Interest payable	324	324	0	324	0
Derivative liabilities	638	638	6	590	42

	December 31, 2012		Fair Value Measurements Using
	Carrying	Estimated
(Dollars in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,058	$11,058	$11,058	$0	$0
Restricted cash for securitization investors	428	428	428	0	0
Securities available for sale	63,979	63,979	1,697	59,593	2,689
Loans held for sale	201	201	0	201	0
Net loans held for investment	200,733	205,000	0	0	205,000
Interest receivable	1,694	1,694	0	1,694	0
Derivatives	1,848	1,848	1	1,757	90
Mortgage servicing rights	55	55	0	0	55
Financial liabilities:
Non-interest bearing deposits	$22,467	$22,467	$22,467	$0	$0
Interest-bearing deposits	190,018	189,423	0	22,216	167,207
Securitized debt obligations	11,398	11,590	0	11,252	338
Senior and subordinated notes	12,686	13,312	0	13,312	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,248	1,248	1,248	0	0
Other borrowings	24,578	24,616	346	24,215	55
Interest payable	450	450	0	450	0
Derivatives	400	400	1	361	38

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2013 and December 31, 2012. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheet at fair value, which include loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

There was a considerable decrease in the market value of our portfolio holdings as of June 30, 2013, compared with December 31, 2012 due to higher interest rates.

Loans Held For Sale

We determined the fair value of the Best Buy loan portfolio, which was transferred to held for sale, based upon the purchase price specified in the purchase and sale agreement, which is deemed to be representative of a market price. See “Note 4— Loans” for further discussion on the Best Buy loan portfolio transferred to held for sale from held for investment in the first quarter of 2013. Our estimation of the fair value of the remaining loans classified as held for sale was determined using current secondary market prices for loan pools with similar characteristics. The carrying amount of these remaining loans held for sale as of June 30, 2013 and December 31, 2012 approximates fair value.

Loans Held For Investment, Net

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The fair value of these loans as of June 30, 2013 remained roughly unchanged compared to the previous quarter as the impact of higher market rates was offset by improved credit performance in our card, mortgage and commercial loan portfolios.

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

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”) do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. We record MSRs at fair value on a recurring basis. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. In the event we enter into an agreement with a third party to sell the MSRs, the valuation is based on the agreed upon sale price which is considered to be the determined exit price for the assets and the MSRs are classified as Level 2.

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

Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances was determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms. We engage multiple third

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

party pricing services in order to estimate the fair value of junior subordinated borrowings. The pricing service utilizes a pricing model that incorporates available trade information. It also incorporates available market and credit information into the pricing process. The decrease in fair value of our other borrowings at June 30, 2013 was primarily due to market interest rates being slightly higher than the interest rates on the debt we own.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Segment Results and Reconciliation

The following tables present our business segment results for the three and six months ended June 30, 2013 and 2012 as well as selected balance sheet data as of June 30, 2013 and December 31, 2012 and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period presentation.

	Three Months Ended June 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,804	$1,478	$457	$(186)	$4,553
Non-interest income	832	189	93	(29)	1,085

Total net revenue	3,636	1,667	550	(215)	5,638
Provision for credit losses	713	67	(14)	(4)	762
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	110	0	0	0	110
Core deposit intangible amortization	0	35	8	0	43

Total PCCR and core deposit intangible amortization	110	35	8	0	153

Other non-interest expense	1,709	875	261	61	2,906

Total non-interest expense	1,819	910	269	61	3,059

Income (loss) from continuing operations before income taxes	1,104	690	295	(272)	1,817
Income tax provision (benefit)	385	246	105	(155)	581

Income from continuing operations, net of tax	$719	$444	$190	$(117)	$1,236

	Three Months Ended June 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,350	$1,496	$427	$(272)	$4,001
Non-interest income	771	185	82	16	1,054

Total net revenue	3,121	1,681	509	(256)	5,055
Provision for credit losses	1,711	44	(94)	16	1,677
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	88	0	0	0	88
Core deposit intangible amortization	0	42	9	0	51

Total PCCR and core deposit intangible amortization	88	42	9	0	139

Other non-interest expense	1,775	917	242	69	3,003

Total non-interest expense	1,863	959	251	69	3,142

Income (loss) from continuing operations before income taxes	(453)	678	352	(341)	236
Income tax provision (benefit)	(156)	240	124	(165)	43

Income from continuing operations, net of tax	$(297)	$438	$228	$(176)	$193

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$5,634	$2,956	$911	$(378)	$9,123
Non-interest income	1,653	370	177	(134)	2,066

Total net revenue	7,287	3,326	1,088	(512)	11,189
Provision for credit losses	1,456	242	(49)	(2)	1,647
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	226	0	0	0	226
Core deposit intangible amortization	0	72	15	0	87

Total PCCR and core deposit intangible amortization	226	72	15	0	313

Other non-interest expense	3,441	1,728	512	93	5,774

Total non-interest expense	3,667	1,800	527	93	6,087

Income from continuing operations before income taxes.	2,164	1,284	610	(603)	3,455
Income tax provision (benefit)	759	457	217	(358)	1,075

Income from continuing operations, net of tax	$1,405	$827	$393	$(245)	$2,380

	Six Months Ended June 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$4,342	$2,784	$858	$(569)	$7,415
Non-interest income	1,369	361	167	678	2,575

Total net revenue	5,711	3,145	1,025	109	9,990
Provision for credit losses	2,169	218	(163)	26	2,250
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	92	0	0	0	92
Core deposit intangible amortization	0	79	18	0	97

Total PCCR and core deposit intangible amortization	92	79	18	0	189

Other non-interest expense	3,039	1,823	494	101	5,457

Total non-interest expense	3,131	1,902	512	101	5,646

Income from continuing operations before income taxes	411	1,025	676	(18)	2,094
Income tax provision (benefit)	142	363	238	(347)	396

Income from continuing operations, net of tax	$269	$662	$438	$329	$1,698

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Business Segment Loans Held for Investment and Deposits

The total loans held for investment and customer deposits attributable to each of our reportable business segments as of June 30, 2013 and December 31, 2012 are presented in the tables below.

	June 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$78,310	$72,218	$40,805	$179	$191,512
Total customer deposits	0	169,789	30,869	9,207	209,865

	December 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Total loans held for investment	$91,755	$75,127	$38,820	$187	$205,889
Total customer deposits	0	172,396	29,866	10,223	212,485

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

We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $1.9 billion as of June 30, 2013 and December 31, 2012, respectively. The carrying value of outstanding financial guarantees, which we include in other liabilities in our consolidated balance sheets, was $4 million as of June 30, 2013. These financial guarantees had expiration dates ranging from 2013 to 2019 as of June 30, 2013.

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions totaled $30 million as of June 30, 2013. The actual payment amount related to the $30 million will be determined as of September 30, 2013. We had a liability for contingent payments related to these arrangements of $30 million and $165 million as of June 30, 2013 and December 31, 2012, respectively.

Guarantees

We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GPC in 2000. Our maximum credit exposure related to these

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

agreements totaled $18 million and $19 million as of June 30, 2013 and December 31, 2012, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. Our recorded liability under these agreements was $14 million and $17 million as of June 30, 2013 and December 31, 2012, respectively.

See “Note 6—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Payment Protection Insurance

In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (“FSA”) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to PPI, which totaled $157 million and $220 million as of June 30, 2013 and December 31, 2012, respectively.

Potential Mortgage Representation & Warranty Liabilities

We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was acquired in December 2006 as part of the North Fork acquisition; and CCB, which was acquired in February 2009 and subsequently merged into CONA.

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

Each of these subsidiaries may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others). The subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The subsidiary is exposed to any losses on the repurchased loans after giving effect to any recoveries on the collateral. In some instances, rather than repurchase the loans, a subsidiary may agree to make cash payments to make an investor whole on losses or to settle repurchase claims, possibly including claims for attorneys’ fees and interest. In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of certain breaches of representations and warranties.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated outstanding principal balance as of June 30, 2013 and December 31, 2012:

Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser (UPB is estimated)

	Unpaid Principal Balance		Original Unpaid Principal Balance
(Dollars in billions)	June 30, 2013	December 31, 2012	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$3	$4	$11	$1	$4	$3	$3
Insured Securitizations	5	5	20	0	2	8	10
Uninsured Securitizations and
Other	21	23	80	3	15	30	32

Total	$29	$32	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $20 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately 48% of the original principal balance was covered by the bond insurance. Further, approximately $16 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”) and the remaining approximately $4 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

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

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $29 billion in unpaid principal balance remains outstanding as of June 30, 2013, of which approximately $7 billion in unpaid principal balance is at least 90 days delinquent. Approximately $20 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The subsidiaries had open repurchase requests relating to approximately $2.6 billion original principal balance of mortgage loans as of June 30, 2013, compared with $2.4 billion as of December 31, 2012. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2011	$176	$1,243	$672	$2,091
Gross new demands received	189	366	291	846
Loans repurchased/made whole	(233)	(3)	(138)	(374)
Demands rescinded	(75)	(30)	(40)	(145)
Reclassifications(2)	2	3	(4)	1

Open claims as of December 31, 2012	$59	$1,579	$781	$2,419

Gross new demands received	86	30	150	266
Loans repurchased/made whole	(27)	0	(16)	(43)
Demands rescinded	(65)	0	(12)	(77)

Open claims as of June 30, 2013	$53	$1,609	$903	$2,565

(1)

The open pipeline includes all repurchase requests ever received by our subsidiaries where either the requesting party has not formally rescinded the repurchase request and where our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses. Accordingly, repurchase requests denied by our subsidiaries and not pursued by the counterparty remain in the open pipeline, with the exception of certain aged repurchase requests submitted by parties without contractual standing to pursue such requests, which may be removed from the pipeline. Finally, the amounts reflected in this chart are the original principal balance amounts of the mortgage loans at issue and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes changes in our representation and warranty reserves for the three and six months ended June 30, 2013 and 2012, and for full year 2012:

Changes in Representation and Warranty Reserves

	Three Months Ended June 30,		Six Months Ended June 30,		Full Year 2012
(Dollars in millions)	2013	2012	2013	2012
Representation and warranty repurchase reserve, beginning of period(1)	$994	$1,101	$899	$943	$943
Provision for mortgage representation and warranty losses(2)	183	180	280	349	349
Net realized losses	(21)	(279)	(23)	(290)	(393)

Representation and warranty repurchase reserve, end of period(1)	$1,156	$1,002	$1,156	$1,002	$899

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our condensed consolidated statements of income as a component of non-interest income was a benefit of $4 million and $14 million in the second quarter and first six months of 2013, respectively compared with a loss of $26 million and $42 million in the second quarter and first six months of 2012, The pre-tax portion of the provision for mortgage representation and warranty recognized in our consolidated statements of income as a component of discontinued operations totaled $187 million and $294 million in the second quarter and first six months of 2013, respectively and $154 million and $307 million in the second quarter and first six months of 2012, respectively.

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

Allocation of Representation and Warranty Reserves

	Reserve Liability
(Dollars in millions, except for loans sold)	June 30, 2013	December 31, 2012	Loans Sold 2005 to 2008(1)
Selected period-end data:
GSEs and Active Insured Securitizations	$1,003	$817	$27
Inactive Insured Securitizations and Others	153	82	84

Total.	$1,156	$899	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes for each GSE, adjusted for any settlements, to estimate: (1)the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2)the percentage of those repurchase requests that we anticipate will result in actual repurchases. We rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests, and also includes anticipated repurchases resulting from mortgage insurance rescissions. Although our assumed future claims rate considers the most recent claims experience and actual repurchases, an increase in GSE claims and/or repurchases could result in an increase in our reserve. We have entered into and completed repurchase or settlement agreements with respect to the majority of our exposure within this category.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization segment are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves.

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

For the $22 billion original principal balance of mortgage loans sold to private investors as whole loans, we establish reserves by relying on our historical and anticipated claims and repurchase rates to estimate lifetime liability.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The aggregate reserves for all three subsidiaries totaled $1.2 billion as of June 30, 2013, compared with $899 million as of December 31, 2012. We recorded a total provision for mortgage representation and warranty losses for our representation and warranty repurchase exposure of $183 million in the second quarter of 2013, which was primarily driven by updated estimates of our expected exposure with respect to GreenPoint loans. During the quarter, we had settlements of repurchase requests totaling $21 million that were charged against the reserves.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2013 is approximately $2.5 billion, a decline from our estimate of $2.7 billion as of December 31, 2012. The estimate as of June 30, 2013 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the FHFA Litigation, the LXS Trust Litigation and the FHLB of Boston Litigation.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the FHFA Litigation, the LXS Trust Litigation and the FHLB of Boston Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses could be approximately $250 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2012 and June 30, 2013 was approximately zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other things, that the defendants conspired to fix the merchant discount

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. The Court heard oral argument on plaintiffs’ motion for class certification in the Watson Litigation in April, 2013, and the parties await a ruling.

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

Credit Card Interest Rate Litigation

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. On August 8, 2011, Capital One filed a motion for summary judgment, which remains pending with the court. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs—Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. On February 28, 2012, the Court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”). In April, 2013, the First Department affirmed the dismissal of Syncora and CIFG from the case.

In September, 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP. DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization, almost all of which is insured by AGM, is comprised of loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied on July 25, 2011.

On October 24, 2012, Capital One, N.A., (“CONA”) as successor to Chevy Chase Bank, F.S.B. (“CCB”), was named as a defendant in a lawsuit filed in the Southern District of New York by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (the “Ambac Litigation”). Plaintiffs allege, among other things, that CONA (as successor to Chevy Chase Bank (“CCB”)) breached certain representations and warranties in contracts relating to six securitizations with an aggregate original principal balance of approximately $5.2 billion which were sponsored by a CCB affiliate in 2006 and 2007 and backed by loans originated by CCB. Almost half of the securities issued by the six trusts are insured by Ambac. Plaintiffs seek unspecified damages, an order compelling CONA to indemnify Ambac for all accrued and future damages based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate, and all related fees, costs, and interest. CONA moved to dismiss the complaint on January 14, 2013.

On May 30, June 29, and July 30, 2012, FHFA (acting as conservator for Freddie Mac) filed three summons with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. On January 25, 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans. (the “FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest. GreenPoint moved to dismiss the complaint on April 4, 2013.

On July 8, 2013, Lehman XS Trust, Series 2006-4N, by its trustee U.S. Bank, N.A. filed a lawsuit in the Southern District of New York against GreenPoint alleging breaches of representations and warranties made in certain loan sale agreements, pursuant to which GreenPoint sold mortgage loans with an original principal balance of $915 million to Lehman Brothers for securitization and sale to investors. The lawsuit (“the LXS Trust Litigation”) seeks specific performance of GreenPoint’s obligation to repurchase certain allegedly breaching loans, or in the alternative, the repurchase of all loans in the trust, the award of rescissory damages, costs, fees and interest.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. On June 21, 2012, the MDL court granted plaintiff’s motion for class certification. The modified scheduling order entered by the MDL court on May 21, 2013, contemplates the conclusion of discovery in the fourth quarter 2013 and we anticipate a remand to the Eastern District of Louisiana in the first quarter 2014.

Hawaii, Mississippi, Missouri and New Mexico State Attorney General Payment Protection Matters

On April 12, 2012, the Attorney General of Hawaii filed a lawsuit in First Circuit Court in Hawaii against Capital One Bank (USA) N.A., and Capital One Services, LLC. The case is one of several similar lawsuits filed by the Attorney General of Hawaii against various banks challenging the marketing and sale of payment protection and credit monitoring products. On June 28, 2012, the Attorney General of Mississippi filed substantially similar suits against Capital One and several other banks. On April 17, 2013, the Attorney General of New Mexico also filed substantially similar suits against Capital One and several other banks. All three state attorney general complaints allege that Capital One enrolls customers in such programs without their consent and that Capital One enrolls customers in such programs in circumstances in which the customer is not eligible to receive benefits for the product in question. All suits allege unjust enrichment and violation of Unfair and Deceptive Practices Act statutes. The remedies sought in the lawsuits include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

costs. On May 18, 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. On November 30, 2012, the court denied the Hawaii AG’s motion to remand. The Hawaii AG petitioned to appeal the District Court’s decision to the Ninth Circuit Court of Appeals, which was granted by the Ninth Circuit on April 1, 2013. The District Court case is now stayed pending the appeal. On August 10, 2012 Capital One removed the Mississippi AG case to the U.S. District Court, Southern District of Mississippi. On July 31, 2013, the court denied the Mississippi AG’s motion to remand. On June 3, 2013, Capital One removed the New Mexico AG case to the U.S. District Court, District of New Mexico. In response, on July 2, 2013, the New Mexico AG filed an Amended Complaint in federal court, adding a claim for alleged violations of the TILA. Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August, 2011, relating to the marketing of payment protection products.

Intellectual Ventures Corp., et al.

On June 19, 2013, Intellectual Ventures I, LLC and Intellectual Ventures II, LLC (collectively “IV”) sued Capital One Financial Corp., Capital One Bank (USA), N.A. and Capital One, N.A. (collectively “Capital One”) for patent infringement in the United States District Court for the Eastern District of Virginia. In the Complaint, IV alleges infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and other patents in several other federal courts. Capital One is investigating the claims alleged by IV and is preparing its defense of the claims.

Derivative Actions

On August 17, 2012, a derivative action, titled Iron Workers Mid-South Pension Fund v. Fairbank, et al., Case No. 2012 14130 (“Iron Workers Action”), was filed by a putative stockholder on behalf of the Company in Virginia Circuit Court of Fairfax County (hereafter “Virginia Circuit Court”) against certain current and former directors and officers of the Company, alleging breach of the fiduciary duty of loyalty, gross mismanagement, corporate waste, and unjust enrichment. The complaint’s allegations stem from the Company’s entering into consent orders with the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau regarding vendor sales practices of payment protection and credit monitoring products. Plaintiff shareholder generally alleges that the alleged failure of the Company’s officers and directors to oversee certain practices between 2010 and early 2012 caused harm to the Company, which is named as a “nominal defendant.” The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance and internal procedures, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On September 19, 2012, a second derivative complaint, titled Barovic v. Fairbank, et al., Case No. 2012 14130, was filed by another putative stockholder on behalf of the Company also in the Virginia Circuit Court. The Barovic derivative complaint is substantially identical to the Iron Workers’ Action (collectively “Derivative Actions”). The defendants removed the Derivative Actions from Virginia Circuit Court to the U. S. District Court for the Eastern District of Virginia and filed a motion to dismiss the complaints. On June 24, 2013, the court granted Capital One’s motion to dismiss, finding that the plaintiffs did not adequately allege facts showing that the Board could not be impartial in responding to a litigation demand. The court also dismissed with prejudice the claims for unjust enrichment and corporate waste, and the claims against the named officer defendants. The plaintiffs filed an amended complaint on July 8, 2013.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Telephone Consumer Protection Act Litigation

In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Litigation Multi-district Litigation matter was created as a result of a transfer order issued by the United States Judicial Panel on Multi-district Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions-Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois)-and several individual lawsuits. On February 28, 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint. The Consolidated Master Class Action Complaint and individual lawsuits allege that COBNA and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs, and injunctive relief.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. During the second quarter of 2013, we continued to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the ING Direct and the 2012 U.S. card acquisitions. During the quarter, these changes included integration of INGD’s trading, cash management and market risk processes into Capital One’s existing processes and conversion of the INGD investment portfolio to Capital One’s investment systems. Otherwise, there were no changes in our internal control over financial reporting during the second quarter of 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Notes to Condensed Consolidated Financial Statements—Note 14—Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the second quarter of 2013:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
April 1-30, 2013	1,743	$53.19	—	$—
May 1-31, 2013	5,355	59.84	—	—
June 1-30, 2013	8,866	59.09	—	—

Total	15,964	$58.70	—	—

(1)

Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page 166 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: August 8, 2013	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

DATED June 30, 2013

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the Corporation’s 2011 Form 10-K).

2.3.1	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

2.3.2	Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.2 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.3	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K on August 20, 2012).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

Exhibit No.	Description

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on August 20, 2012).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Supplemental Indenture, dated June 6, 2013, between Capital One Financial Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 6, 2013).

4.2.3	Registration Rights Agreement, dated June 6, 2013, between Capital One Financial Corporation and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the dealer managers (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 6, 2013).

4.2.4	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.5	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.6	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.2.9	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.12	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.13	Specimen of Floating Rate Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

Exhibit No.	Description

4.2.14	Specimen of 1.000% Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

4.2.15	Specimen of 3.50% Senior Note due 2023, of Capital One Financial Corporation (incorporated by reference to Exhibit A of Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed June 6, 2013).

4.3.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.3.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Richard D. Fairbank.

31.2*	Certification of Stephen S. Crawford.

32.1*	Certification** of Richard D. Fairbank.

32.2*	Certification** of Stephen S. Crawford.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.