Form 10-Q
period 2013-09-30
CAPITAL ONE FINANCIAL CORP
filed 2013-11-06
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 576,554,996 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i

ii

iii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements are to the notes to our unaudited condensed consolidated financial statements as of September 30, 2013 included in this Report.

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

SUMMARY OF SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data from our results of operations for the third quarter and first nine months of 2013 and 2012, and selected comparative consolidated balance sheet data as of September 30, 2013, and December 31, 2012. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been reclassified to conform to the current period presentation. The comparability of our results of operations between reported periods is impacted by the following transactions completed in 2012 and 2013:

•

On February 17, 2012, we completed the acquisition of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (the “ING Direct acquisition”). The acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date.

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

•

On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (“Portfolio Sale”). Pursuant to the agreement with Citibank, N.A., we received $6.4 billion for the net portfolio assets.

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The period-end carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $30.1 billion and $37.1 billion as of September 30, 2013 and December 31, 2012, respectively. The difference between the fair value at acquisition and initial expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and the expected cash flows represents the nonaccretable difference or the amount not considered collectible, which approximates what we refer to as the “credit mark.” The credit mark established under the accounting for these loans takes into consideration future expected credit losses over the life of the loans. Accordingly, there are no charge-offs and no allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these acquired loans. For additional information, see “Credit Risk Profile” and “Note 4 — Loans—Acquired Loans.”

Table 1: Consolidated Financial Highlights (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data as noted)	2013	2012	Change		2013	2012	Change
Income statement
Net interest income	$4,560	$4,646	(2)%		$13,683	$12,061	13%
Non-interest income(1)	1,091	1,136	(4)		3,157	3,711	(15)

Total net revenue(2)	5,651	5,782	(2)		16,840	15,772	7
Provision for credit losses	849	1,014	(16)		2,496	3,264	(24)
Non-interest expense(3)	3,147	3,045	3		9,234	8,691	6

Income from continuing operations before income taxes	1,655	1,723	(4)		5,110	3,817	34
Income tax provision	525	535	(2)		1,600	931	72

Income from continuing operations, net of tax	1,130	1,188	(5)		3,510	2,886	22
Loss from discontinued operations, net of tax(4)	(13)	(10)	30		(210)	(212)	(1)

Net income	1,117	1,178	(5)		3,300	2,674	23
Dividends and undistributed earnings allocated to participating securities	(5)	(5)	—		(14)	(12)	17
Preferred stock dividends	(13)	—	**		(39)	—	**

Net income available to common shareholders	$1,099	$1,173	(6)%		$3,247	$2,662	22%

Common share statistics
Earnings per common share:
Basic earnings per common share	$1.89	$2.03	(7)%		$5.58	$4.80	16%
Diluted earnings per common share	1.86	2.01	(7)		5.51	4.75	16
Weighted average common shares outstanding:
Basic earnings per common share	582.3	578.3	1		581.4	555.0	5
Diluted earnings per common share	591.1	584.1	1		589.0	560.1	5
Dividends per common share	0.30	0.05	500		0.65	0.15	333
Average balances
Loans held for investment(5)	$191,135	$202,856	(6)%		$192,547	$182,870	5%
Interest-earning assets	264,796	266,803	(1)		267,590	247,462	8
Total assets	294,939	297,154	(1)		298,356	279,527	7
Interest-bearing deposits	186,752	193,700	(4)		188,877	180,372	5
Total deposits	208,340	213,323	(2)		210,170	199,565	5
Borrowings	36,355	36,451	**		38,261	35,956	6
Common equity	40,431	38,079	6		40,423	36,202	12
Total stockholders’ equity	41,284	38,535	7		41,276	36,358	14
Selected performance metrics
Purchase volume(6)	$50,943	$48,020	6%		$146,829	$127,746	15%
Total net revenue margin(7)	8.54%	8.67%	(13	)bps	8.39%	8.50%	(11	)bps
Net interest margin(8)	6.89	6.97	(8)		6.82	6.50	32
Net charge-offs	$917	$887	3%		$2,965	$2,405	23%
Net charge-off rate(9)	1.92%	1.75%	17	bps	2.05%	1.75%	30	bps
Net charge-off rate (excluding acquired loans)(10)	2.29	2.18	11		2.48	2.17	31

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data as noted)	2013	2012	Change	2013	2012	Change
Return on average assets(11)	1.53	1.60	(7)	1.57	1.38	19
Return on average tangible assets(12)	1.62	1.69	(7)	1.66	1.46	20
Return on average common equity(13)	11.00	12.43	(143)	11.40	10.59	81
Return on average tangible common equity(14)	18.08	21.84	(376)	18.85	18.39	46
Equity-to-assets ratio(15)	14.00	12.97	103	13.83	13.01	82
Non-interest expense as a % of average loans held for investment(16)	6.59	6.00	59	6.39	6.34	5
Efficiency ratio(17)	55.69	52.66	303	54.83	55.10	(27)
Effective income tax rate from continuing operations	31.7	31.1	60	31.3	24.4	690

(Dollars in millions except per share data as noted)	September 30, 2013	December 31, 2012	Change
Balance sheet (period end)
Loans held for investment(5)	$191,814	$205,889	(7)%
Interest-earning assets	259,152	280,096	(7)
Total assets	289,888	312,918	(7)
Interest-bearing deposits	184,553	190,018	(3)
Total deposits	206,834	212,485	(3)
Borrowings	31,845	49,910	(36)
Common equity	40,897	39,646	3
Total stockholders’ equity	41,750	40,499	3
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,333	$5,156	(16)%
Allowance as a % of loans held of investment (“allowance coverage ratio”)	2.26%	2.50%	(24	)bps
Allowance as a % of loans held of investment (excluding acquired loans)(10)	2.66	3.02	(36)
30+ days performing delinquency rate	2.54	2.70	(16)
30+ days performing delinquency rate (excluding acquired loans)(10)	3.01	3.29	(28)
30+ days delinquency rate	2.88	3.09	(21)
30+ days delinquency rate (excluding acquired loans)(10)	3.41	3.77	(36)
Capital ratios
Tier 1 common ratio(18)	12.74%	10.96%	178	bps
Tier 1 risk-based capital ratio(19)	13.13%	11.34%	179
Total risk-based capital ratio(20)	15.28%	13.56%	172
Tangible common equity (“TCE”) ratio(21)	9.17%	7.89%	128
Associates
Full-time equivalent employees (in thousands)	39.6	39.6	—%

**	Change is less than one percent or not meaningful.
(1)

Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred.

(2)

Total net revenue was reduced by $154 million and $185 million in the third quarter of 2013 and 2012, respectively, and by $611 million and $619 million in the first nine months of 2013 and 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees. The reserve for estimated uncollectible billed finance charges and fees, which we refer to as the finance charge and fee reserve, totaled $183 million and $307 million as of September 30, 2013 and December 31, 2012, respectively.

(3)

Includes purchased credit card relationship (“PCCR”) intangible amortization of $106 million and $131 million in the third quarter of 2013 and 2012, respectively, and $332 million and $223 million in the first nine months of 2013 and 2012, respectively, the substantial majority of which is attributable to the 2012 U.S. card acquisition. Also includes core deposit intangible amortization of $40 million and $49 million in the third quarter of 2013 and 2012, respectively, and $127 million and $146 million in the first nine months of 2013 and 2012, respectively.

(4)

Discontinued operations reflect ongoing costs related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“Greenpoint”), which we closed in 2007.

(5)	Loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. See “Note 4 —Loans” for additional information on acquired loans.
(6)

Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

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
(12)

Calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information.

(13)

Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.

(14)

Calculated as the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average tangible common equity. Our calculation of return on average tangible common equity may not be comparable to similarly titled measures reported by other companies. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information.

(15)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(16)	Calculated based on annualized non-interest expense, excluding goodwill impairment charges, for the period divided by average loans held for investment for the period.
(17)	Calculated based on non-interest expense, excluding goodwill impairment charges, for the period divided by total net revenue for the period.
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

INTRODUCTION

We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2013, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are hereafter collectively referred to as “we”, “us” or “our.” CONA and COBNA are collectively referred to as the “Banks.”

We had total loans held for investment of $191.8 billion, deposits of $206.8 billion and stockholders’ equity of $41.8 billion as of September 30, 2013, compared with total loans held for investment of $205.9 billion, deposits of $212.5 billion and stockholders’ equity of $40.5 billion as of December 31, 2012.

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers and by deposit gathering activities net of the costs associated with funding our assets, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to consumer and commercial customers and merchant interchange fees with respect to certain credit card transactions. Our expenses primarily consist of the provision for credit losses, operating expenses (including associate salaries and benefits, occupancy and equipment costs, professional services, infrastructure enhancements, branch operations and expansion costs), marketing expenses and income taxes.

Our principal operations are currently organized for management reporting purposes into three main business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. The acquired ING Direct business is primarily reflected in our Consumer Banking business, while the business acquired in the 2012 U.S. card acquisition is reflected in our Credit Card business. Certain activities that are not part of a segment are included in our “Other” category.

•	Credit Card: Consists of our domestic consumer and small business card lending, national closed-end installment lending and the international card lending businesses in Canada and the United Kingdom.

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

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the third quarter and first nine months of 2013 and 2012. We provide information on the allocation methodologies used to derive our business segment results in “Note 20—Business Segments” in our 2012 Form 10-K. We also provide additional information on the allocation methodologies used to derive our business segment results and a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the U.S. (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.

Table 2: Business Segment Results

	Three Months Ended September 30,
	2013				2012
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,591	64%	$694	61%	$3,817	66%	$741	62%
Consumer Banking	1,665	29	345	31	1,761	30	376	32
Commercial Banking	567	10	174	15	519	9	228	19
Other(3)	(172)	(3)	(83)	(7)	(315)	(5)	(157)	(13)

Total from continuing operations	$5,651	100%	$1,130	100%	$5,782	100%	$1,188	100%

	Nine Months Ended September 30,
	2013				2012
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$10,878	64%	$2,099	60%	$9,528	60%	$1,010	35%
Consumer Banking	4,991	30	1,172	33	4,906	31	1,038	36
Commercial Banking	1,655	10	567	16	1,544	10	666	23
Other(3)	(684)	(4)	(328)	(9)	(206)	(1)	172	6

Total from continuing operations	$16,840	100%	$3,510	100%	$15,772	100%	$2,886	100%

(1)	Total net revenue consists of net interest income and non-interest income.
(2)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(3)

Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments as well as other items as described in “Note 20—Business Segments” in our 2012 Form 10-K.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

In the third quarter of 2013, we delivered strong earnings performance across all three business segments. Our business continued to deliver growth in our total net revenues for the first nine months of 2013, putting us in what we believe is a strong position to continue to generate and distribute capital, and to deliver sustained shareholder value.

On July 2, 2013, our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock upon the closing of the Portfolio Sale. During the third quarter of 2013, we repurchased $256 million of shares of our common stock and expect to complete the share repurchase of the remaining stock authorized to be repurchased by the end of the year.

On August 16, 2013, we signed an agreement to acquire Beech Street Capital, a privately-held, national originator and servicer of Fannie Mae, Freddie Mac and Federal Housing Authority (FHA) multifamily commercial real estate loans. The acquisition expands and enhances our existing multifamily capabilities and product offerings. The acquisition closed on November 1, 2013.

Financial Highlights

We reported net income of $1.1 billion ($1.86 per diluted share) on total net revenue of $5.7 billion for the third quarter of 2013, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $1.2 billion ($2.01 per diluted share) on total net revenue of $5.8 billion for the third quarter of 2012. Net income totaled $3.3 billion ($5.51 per diluted share) on total net revenue of $16.8 billion for the first nine months of 2013, compared with net income of $2.7 billion ($4.75 per diluted share) on total net revenue of $15.8 billion for the first nine months of 2012.

Our Tier 1 common ratio, as calculated under Basel I, increased to 12.7% as of September 30, 2013, up 60 basis points from 12.1% as of June 30, 2013, and up 170 basis points from 11.0% as of December 31, 2012. The increase in our Tier I common ratio reflects strong internal capital generation from earnings. It was also temporarily impacted by the full benefit of the decline in risk weighted assets from the Portfolio Sale while we have only completed $256 million of the associated and previously announced $1 billion common stock repurchase program. See “Capital Management” below for additional information.

Below are additional highlights of our performance in the third quarter and first nine months of 2013. These highlights generally are based on a comparison between the third quarter of 2013 and 2012 results and the first nine months of 2013 and 2012 results, except as otherwise noted. The discussion of our financial condition and credit performance is generally based on changes between September 30, 2013 and December 31, 2012. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our net income of $1.1 billion for the third quarter of 2013 decreased $61 million from the third quarter of 2012, while our net income of $3.3 billion for the first nine months of 2013 increased by $626 million as compared to the first nine months of 2012. A significant driver of the increase in earnings in the first nine months of 2013 versus the first nine months of 2012 was the absence of the provision for credit losses of $1.2 billion related to the credit card receivables acquired in the 2012 U.S. card acquisition recorded in the second quarter of 2012. This was partially offset by the absence of the bargain purchase gain of $594 million recorded at acquisition of ING Direct in the first quarter of 2012. Other factors contributing to the increase in earnings included growth in total net revenues attributable to the substantial increase in average interest-earning assets as a result of the ING Direct and 2012 U.S. card acquisitions, which was partially offset by higher ongoing operating expenses associated with these acquisitions and an increase in intangible amortization expense.

•

Loans Held for Investment: Period-end loans held for investment decreased by $14.1 billion, or 7%, in the first nine months of 2013, to $191.8 billion as of September 30, 2013, from $205.9 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio of approximately $7 billion to loans held for sale in the first quarter of 2013. The Portfolio Sale was completed on September 6, 2013. In addition to the transfer of the Best Buy loan portfolio, period-end loans held for investment also decreased due to the expected run-off of certain credit card loans acquired in the 2012 U.S. card acquisition, installment loans in our Credit Card business and home loans in our Consumer Banking business. This run-off was partially offset by increased purchase volume in our Credit Card business, continued high volume of auto loan originations and strong loan originations in our commercial and industrial and commercial real estate loan portfolios.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate was 1.92% for the third quarter of 2013, compared with 1.75% for the third quarter of 2012. The net-charge off rate was 2.05% for the first nine months of 2013, compared with 1.75% for the first nine months of 2012. The increases in our reported net charge-offs and net charge-off rates were largely due to the lag in the inclusion of the impact of charge-offs from the 2012 U.S. card acquisition in the numerator in calculating our net charge-off rates, which was recorded at fair value at acquisition. Our reported 30+ day delinquency rate declined to 2.88% as of September 30, 2013, from 3.09% as of December 31, 2012. The improvement in our card delinquency rates in the third quarter of 2013 was better than normal seasonal patterns. We provide information on our credit quality metrics, below under “Business Segments” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We reduced our allowance by $823 million to $4.3 billion as of September 30, 2013, from $5.2 billion as of December 31, 2012. The reduction in the allowance was mainly due to a reduction in loans balances and improved credit outlook and an allowance release of $289 million related to the Portfolio Sale. The allowance coverage ratio declined to 2.26% as of September 30, 2013, from 2.50% as of December 31, 2012.

•

Representation and Warranty Reserve: We recorded a mortgage representation and warranty benefit of $4 million and provision of $276 million in the third quarter and first nine months of 2013, respectively, compared with a mortgage representation and warranty provision of zero and $349 million in the third quarter and first nine months of 2012, respectively. Our mortgage representation and warranty reserve increased to $1.1 billion as of September 30, 2013, from $899 million as of December 31, 2012.

Business Segments

•

Credit Card: Our Credit Card business generated net income from continuing operations of $694 million and $2.1 billion in the third quarter and first nine months of 2013, respectively, compared with a net income from continuing operations of $741 million and $1.0 billion in the third quarter and first nine months of 2012, respectively. The net income for the third quarter of 2013 decreased by $47 million compared to net income for the third quarter of 2012 mainly due to the run-off of certain credit card loans acquired in the 2012 U.S. card acquisition, an increase to net litigation reserves of $101 million and the Portfolio Sale, partially offset by a lower provision for credit losses. The increase in net income from continuing operations of $1.1 billion in the first nine months of 2013 compared to the first nine months of 2012 was driven by the absence of the provision for credit losses of $1.2 billion to establish an allowance for the credit card receivables acquired in the 2012 U.S. card acquisition and the absence of the charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees related to those loans, both of which were recorded in the first nine months of 2012. The improvement also reflects higher revenue attributable to the 2012 U.S. card acquisition coupled with increased purchase volume in our Credit Card business. The increase in total net revenue was partially offset by higher operating expenses resulting from the 2012 U.S. card acquisition. Period-end loans held for investment in our Credit Card business decreased by $13.8 billion, in the first nine months of 2013 to $78.0 billion as of September 30, 2013, from $91.8 billion as of December 31, 2012. The decrease was due to the Portfolio Sale, typical seasonal paydown patterns and continued run-off of our installment loan portfolio and certain other credit card loans acquired in the 2012 U.S. card acquisition.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $345 million and $1.2 billion in the third quarter and first nine months of 2013, respectively, compared with net income from continuing operations of $376 million and $1.0 billion in the third quarter and first nine months of 2012, respectively. Net income for the third quarter of 2013 decreased by $31 million compared to net income for the third quarter of 2012, attributable to lower home loans and deposit volumes, partially offset by growth in auto. Net income increased by $134 million in the first nine months of 2013 compared to the first nine months of 2012 due to increased net interest income attributable to higher loan balances and consumer deposits from the ING Direct acquisition. Period-end loans held for investment in our Consumer Banking business declined by $3.8 billion, or 5%, in the first nine months of 2013 to $71.3 billion as of September 30, 2013, from $75.1 billion as of December 31, 2012, due to the continued run-off of acquired home loans, which was partially offset by higher period-end auto loan balances.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $174 million and $567 million in the third quarter and first nine months of 2013, respectively, compared with net income from continuing operations of $228 million and $666 million in the third quarter and first nine months of 2012, respectively. Growth in commercial real estate and commercial and industrial loans and higher deposit balances contributed to an increase in revenue. The favorable impact from a higher revenue was offset by a higher provision for credit losses in the third quarter and first nine months of 2013. The higher provision for credit losses was driven by lower allowance releases in both the third quarter and first nine months of 2013 compared to the same prior year periods. Period-end loans held for investment in our Commercial Banking business increased by $3.6 billion, or 9%, in the first nine months of 2013 to $42.4 billion as of September 30, 2013, from $38.8 billion as of December 31, 2012. The increase was driven by strong loan originations in the commercial and industrial and commercial real estate businesses, which were partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report for more information on forward-looking statements included in this report and “Item 1A. Risk Factors” in our 2012 Form 10-K for factors that could materially influence our results.

Total Company Expectations

Our strategies and actions are designed to deliver and sustain strong returns and capital generation through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships create and sustain significant long-term value through low credit costs, long and loyal customer relationships and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and partnerships in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in scalable infrastructure and operating platforms, so that we can meet the rising regulatory and compliance expectations facing all banks and deliver a “brand-defining” customer experience that builds and sustains a valuable, long-term customer franchise.

We continue to expect average interest-earning assets to decline in 2013. We also continue to expect average loan balances for full-year 2013 to decline from average loan balances for full-year 2012, as significant run-off of certain home and card loans, principally those we acquired, coupled with the Portfolio Sale, is partially offset by growth in certain of our businesses, including auto and Commercial Banking. We expect intensifying competition in several businesses, particularly auto and commercial and industrial lending, to put pressure on pricing and drive declining margins in those businesses.

In 2013, we expect operating expenses of approximately $11 billion and pre-provision net revenue of approximately $10 billion. These estimates are expected to vary within reasonable margins and do not contemplate non-recurring items including $101 million of litigation related expenses incurred in the quarter ended September 30, 2013, expected cost of certain restructurings in the fourth quarter of 2013 or the impact of the acquisition of Beech Street Capital on November 1, 2013.

In 2014, we expect approximately $5 billion in total portfolio run-off, comprised of $1 billion in card loans and $4 billion in home loans, primarily driven by mortgage prepayments. We expect operating expenses for 2014 to be approximately $10.5 billion, excluding the potential impact of non-recurring items.

We believe our actions have created a well-positioned balance sheet with strong capital and liquidity levels and a strong capital generation trajectory. In the third quarter, we began executing our previously announced $1 billion share repurchase program. We expect to complete the share repurchase program in the fourth quarter. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position, and internal capital generation. Our share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. We expect to request capital distribution in the 2014 Comprehensive Capital Analysis and Review (“CCAR”) cycle that, if approved, would result in a total payout ratio well above the industry norm of 50%. See “Capital Management—Capital Planning and Regulatory Stress Testing” for more information.

Business Segment Expectations

Credit Card Business

We expect Domestic Card loan growth in the coming quarters to be muted as planned run-off and other strategic choices we have made continue to mask strong underlying growth in areas we are emphasizing. We expect loan growth in Domestic Card to resume sometime around the second half of 2014, when underlying loan growth will begin to more than offset shrinkage in other parts of our business.

Consumer Banking Business

In our Consumer Banking business, we anticipate that run-off in the acquired home loan portfolios will more than offset growth in auto loans. We expect auto finance losses will continue to increase gradually from their recent historic lows as industry wide underwriting normalizes following significant tightening during the recession and as used car values decline from historic high levels. We also expect that auto finance yields will continue to decline from recent exceptionally high levels but will continue to support an attractive and resilient business.

Commercial Banking Business

Our Commercial Banking business continues to grow loans, deposits, and revenues as we attract new customers and deepen relationships with existing customers. We expect our focused and specialized approach to the Commercial Banking business to deliver strong results.

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

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Loan loss reserves
•	Asset impairment
•	Fair value of financial instruments

•	Representation and warranty reserve
•	Customer rewards reserve
•	Income taxes

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Below we discuss changes that we made in the first nine months of 2013 in estimating the allowance for loan and lease losses and reserve for unfunded lending commitments for our commercial loan portfolio. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

In the first quarter of 2013, we changed our process for estimating the allowance and reserve for unfunded lending commitments for our commercial loan portfolio. These changes resulted in a net increase in the combined allowance and reserve for unfunded lending commitments of $37 million as of March 31, 2013 and a corresponding increase in the provision for credit losses of $37 million in the first quarter of 2013. The gross impact of these changes resulted in a decrease in the allowance of $2 million and an increase in the reserve for unfunded lending commitments of $39 million as of March 31, 2013. These changes did not have a material impact on the allowance and reserve for unfunded lending commitments for our commercial loan portfolio in subsequent quarters. See “Note 5—Allowance for Loan and Lease Losses” in this Report for additional information.

We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2012 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS

See “Note 1—Summary of Significant Accounting Policies” for information on accounting standards adopted in 2013, as well as recently issued accounting standards not yet required to be adopted and the expected impact of these changes in accounting standards. To the extent we believe the adoption of new accounting standards has had or will have a material impact on our results of operations, financial condition or liquidity, we discuss the impacts in the applicable section(s) of MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2013 and 2012. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the third quarter and first nine months of 2013 and 2012.

Table 3: Average Balances, Net Interest Income and Net Interest Yield(1)

	Three Months Ended September 30,
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:
Domestic	$74,421	$2,738	14.72%	$80,614	$2,995	14.86%
International	7,782	318	16.35	8,154	336	16.48

Credit card	82,203	3,056	14.87	88,768	3,331	15.01
Consumer banking	71,886	1,112	6.19	77,488	1,170	6.04
Commercial banking	41,584	402	3.87	37,045	381	4.11
Other	166	9	21.69	162	21	51.85

Total loans, including loans held for sale	195,839	4,579	9.35	203,463	4,903	9.64
Investment securities(4)	63,317	396	2.50	57,928	335	2.31
Cash equivalents and other interest-earning assets	5,640	23	1.63	5,412	16	1.18

Total interest-earning assets	$264,796	$4,998	7.55%	$266,803	$5,254	7.88%

Cash and due from banks	2,553			2,285
Allowance for loan and lease losses	(4,408)			(5,003)
Premises and equipment, net	3,784			3,561
Other assets	28,214			29,508

Total assets	$294,939			$297,154

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$186,752	$309	0.66%	$193,700	$371	0.77%
Securitized debt obligations	10,243	42	1.64	13,331	64	1.92
Senior and subordinated notes	12,314	76	2.47	11,035	85	3.08
Other borrowings	13,798	11	0.32	12,085	88	2.91

Total interest-bearing liabilities	$223,107	$438	0.79%	$230,151	$608	1.06%

Non-interest bearing deposits	21,588			19,623
Other liabilities	8,960			8,845

Total liabilities	253,655			258,619
Stockholders’ equity	41,284			38,535

Total liabilities and stockholders’ equity	$294,939			$297,154

Net interest income/spread		$4,560	6.76%		$4,646	6.82%

Impact of non-interest bearing funding			0.13			0.15

Net interest margin			6.89%			6.97%

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:
Domestic	$76,493	$8,336	14.53%	$68,882	$7,286	14.10%
International	7,998	970	16.17	8,216	966	15.68

Credit card	84,491	9,306	14.69	77,098	8,252	14.27
Consumer banking	73,127	3,309	6.03	70,643	3,385	6.39
Commercial banking	39,909	1,158	3.87	35,643	1,137	4.25
Other	174	51	39.08	158	43	36.29

Total loans, including loans held for sale	197,701	13,824	9.32	183,542	12,817	9.31
Investment securities(4)	63,725	1,161	2.43	55,158	968	2.34
Cash equivalents and other interest-earning assets	6,164	74	1.60	8,762	64	0.97

Total interest-earning assets	$267,590	$15,059	7.50%	$247,462	$13,849	7.46%

Cash and due from banks	2,401			5,413
Allowance for loan and lease losses	(4,653)			(4,470)
Premises and equipment, net	3,750			3,259
Other assets	29,268			27,863

Total assets	$298,356			$279,527

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$188,877	$953	0.67%	$180,372	$1,055	0.78%
Securitized debt obligations	10,975	143	1.74	14,816	213	1.92
Senior and subordinated notes	12,331	240	2.60	10,839	260	3.20
Other borrowings	14,955	40	0.36	10,301	260	3.37

Total interest-bearing liabilities	$227,138	$1,376	0.81%	$216,328	$1,788	1.10%

Non-interest bearing deposits	21,293			19,193
Other liabilities	8,649			7,648

Total liabilities	257,080			243,169
Stockholders’ equity	41,276			36,358

Total liabilities and stockholders’ equity	$298,356			$279,527

Net interest income/spread		$13,683	6.69%		$12,061	6.36%

Impact of non-interest bearing funding			0.13			0.14

Net interest margin			6.82%			6.50%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)

Past due fees included in interest income totaled approximately $440 million and $1.4 billion in the third quarter and first nine months of 2013, respectively, and $530 million and $1.2 billion in the third quarter and first nine months of 2012, respectively.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
(4)

Prior to the second quarter of 2013, average balances for investment securities were calculated based on fair value amounts. Effective in the second quarter of 2013, average balances are calculated based on the amortized cost of investment securities. The impact of this change on prior period yields is not material.

Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates related to these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 vs 2012			2013 vs 2012
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(275)	$(244)	$(31)	$1,054	$809	$245
Consumer banking	(58)	(215)	157	(76)	165	(241)
Commercial banking	21	137	(116)	21	168	(147)
Other	(12)	3	(15)	8	5	3

Total loans, including loans held for sale	(324)	(319)	(5)	1,007	1,147	(140)

Investment securities	61	33	28	193	155	38
Cash equivalents and other interest-earning assets	7	1	6	10	(31)	41

Total interest income	(256)	(285)	29	1,210	1,271	(61)

Interest expense:
Deposits	(62)	(13)	(49)	(102)	73	(175)
Securitized debt obligations	(22)	(13)	(9)	(70)	(51)	(19)
Senior and subordinated notes	(9)	46	(55)	(20)	47	(67)
Other borrowings	(77)	76	(153)	(220)	134	(354)

Total interest expense	(170)	96	(266)	(412)	203	(615)

Net interest income	$(86)	$(381)	$295	$1,622	$1,068	$554

(1)

We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Net interest income of $4.6 billion in the third quarter of 2013 decreased by $86 million, or 2%, from the third quarter of 2012, driven by a 1% decrease in average interest-earning assets and a 1% (8 basis point) decrease of the net interest margin to 6.89%.

Net interest income of $13.7 billion in the first nine months of 2013 increased by $1.6 billion, or 13%, from the first nine months of 2012, driven by an 8% increase in average interest-earning assets and a 5% (32 basis point) increase of the net interest margin to 6.82%.

•

Average Interest-Earning Assets: Average interest-earning assets were relatively flat in the third quarter of 2013 as compared to the third quarter of 2012. The increase in average interest-earning assets in the first nine months of 2013 compared to the first nine months of 2012 reflects the full year impact of loans and investment securities from the ING Direct acquisition and the addition of loans from the 2012 U.S. card acquisition. Growth in average interest-earning assets also was driven by strong commercial loan growth and continued growth in auto loans, which was partially offset by the continued run-off of installment and other loans as well as the Portfolio Sale in the third quarter of 2013.

•

Net Interest Margin: Net interest margin also stayed relatively flat in the third quarter of 2013 as compared to the third quarter of 2012. The increase in our net interest margin in the first nine months of 2013 was primarily attributable to a reduction in our cost of funds, which was due in part to the redemption of $3.65 billion of our trust preferred securities on January 2, 2013, which generally carried a higher coupon than other funding sources available to us. Our lowered cost of funds also reflects the continued benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

Non-Interest Income

Non-interest income primarily consists of service charges and other customer-related fees, interchange income (net of rewards expense), other non-interest income and, in 2012, the bargain purchase gain attributable to the ING Direct acquisition in the amount of $594 million. Other non-interest income includes the pre-tax provision for home loan representation and warranty losses related to continuing operations. It also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships and hedge ineffectiveness, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

Table 5 displays the components of non-interest income for the third quarter and first nine months of 2013 and 2012, respectively.

Table 5: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Service charges and other customer-related fees	$530	$557	$1,614	$1,511
Interchange fees, net	476	452	1,407	1,188
Bargain purchase gain(1)	—	—	—	594
Net other-than-temporary impairment (“OTTI”)	(11)	(13)	(40)	(40)
Other non-interest income:
Provision (benefit) for mortgage representation and warranty losses(2)	13	—	27	(42)
Net gains from the sale of investment securities	—	1	3	42
Net fair value gains (losses) on free-standing derivatives(3)	(8)	3	(11)	(45)
Other	91	136	157	503

Other non-interest income	96	140	176	458

Total non-interest income	$1,091	$1,136	$3,157	$3,711

(1)	Represents the amount by which the fair value of the net assets acquired in the ING Direct acquisition, as of the acquisition date of February 17, 2012, exceeded the consideration transferred.
(2)

Represents representation and warranty provision related to continuing operations. We recorded a total benefit of $4 million for mortgage representation and warranty losses and a provision of $276 million for the third quarter and first nine months ended September 30, 2013, respectively, and a total provision of $349 million for the first nine months ended September 30, 2012. We did not record any provision for the three months ended September 30, 2012. The remaining portion of the provision for mortgage representation and warranty losses is included, net of tax, in discontinued operations.

(3)

Excludes changes in cumulative credit risk valuation adjustments related to derivatives in a gain position. Credit risk valuation adjustments for derivative assets totaled $9 million as of both September 30, 2013 and December 31, 2012. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

Non-interest income in the third quarter of 2013 decreased by $45 million from the third quarter of 2012. Non-interest income of $3.2 billion in the first nine months of 2013 decreased by $554 million, or 15%, from non-

interest income of $3.7 billion in the first nine months of 2012. The decrease in non-interest income reflected the combined impact of the absence of the bargain purchase gain of $594 million recognized at acquisition of ING Direct and income of $162 million from the sale of Visa shares, both of which were recorded in the first nine months of 2012. The impact of these items was partially offset by the favorable impact of increased customer related fees and interchange fees from purchase volume growth, a reduction in the provision for mortgage representation and warranty losses and a reduction in fair value losses on free-standing derivatives.

We recorded net OTTI losses of $11 million and $40 million in the third quarter and first nine months of 2013, respectively, compared with $13 million and $40 million in the third quarter and first nine months of 2012, respectively. The OTTI losses for the third quarter of 2013 were mainly attributable to decreasing prices resulting from rising interest rates. The decrease in prices resulted in a considerable population of our impaired securities shifting from an unrealized gain position to an unrealized loss position this quarter. In accordance with the accounting guidance for OTTI, we do not recognize credit losses until securities are in an unrealized loss position. We provide additional information on other-than-temporary impairment recognized on our investment securities in “Note 3—Investment Securities.”

Provision for Credit Losses

We build our allowance for loan and lease losses and reserve for unfunded lending commitments through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs and the level of allowance for loan and lease losses that we determine is necessary to provide for probable loan and lease losses incurred that are inherent in our loan portfolio as of each balance sheet date.

We recorded a provision for credit losses of $849 million and $2.5 billion in the third quarter and first nine months of 2013, respectively, compared with $1.0 billion and $3.3 billion in the third quarter and first nine months of 2012, respectively. The decrease in the third quarter of 2013 was primarily due to an allowance release of $113 million in our Domestic Card business, compared with an allowance build of $199 million in the third quarter of 2012. This change was partially offset by the activity in our Commercial Banking business, which recorded a provision for credit losses of $31 million in the third quarter of 2013, compared with benefits of $87 million in the third quarter of 2012. The decrease in the first nine months of 2013 was driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the 2012 U.S. card acquisition, the impact of which was partially offset by (i) a higher provision in the credit card loan portfolio due to higher net charge-offs in the first nine months of 2013, largely attributable to the addition of loans from the 2012 U.S. card acquisition, and (ii) a lower allowance release in our Commercial Banking business due to the stabilization of the credit outlook in the current period when compared to the prior period. The combined allowance in commercial loans and reserve for unfunded lending commitments increased by $23 million in the third quarter of 2013 and decreased by $38 million in the first nine months of 2013, compared with reductions of $87 million and $283 million in the third quarter and first nine months of 2012, respectively.

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

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing technology expenses and other miscellaneous expenses. Non-interest expense also includes marketing costs, merger-related expense and amortization of intangibles. Table 6 displays the components of non-interest expense for the third quarter and first nine months of 2013 and 2012.

Table 6: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Salaries and associate benefits	$1,145	$1,002	$3,329	$2,837
Occupancy and equipment	369	354	1,075	947
Marketing	299	316	946	971
Professional services	320	310	956	916
Communications and data processing	224	198	667	573
Amortization of intangibles	161	199	505	418
Acquisition-related	37	48	133	267
Other non-interest expense:
Collections	114	139	362	417
Fraud losses	56	52	161	129
Bankcard, regulatory and other fee assessments	151	149	431	396
Other	271	278	669	820

Other non-interest expense	592	618	1,623	1,762

Total non-interest expense	$3,147	$3,045	$9,234	$8,691

Non-interest expense of $3.1 billion in the third quarter of 2013 increased by $102 million, or 3%, from the third quarter of 2012. The increase in non-interest expense was primarily attributable to the increased salaries and associate benefits and additional litigation reserves, partially offset by a decline in marketing expense and amortization of intangible assets.

Non-interest expense of $9.2 billion in the first nine months of 2013 increased by $543 million, or 6%, from the first nine months of 2012. The increase reflected higher operating expenses, increased salaries and associate benefits and infrastructure cost attributable to the acquired businesses, amortization of intangible assets resulting from the ING Direct and 2012 U.S. card acquisitions, higher expenses related to the growth in our auto loan portfolio and an increase to net litigation reserves of $101 million recorded in the first nine months of 2013. These increases were partially offset by a reduction in acquisition-related costs and legal costs primarily due to the absence of (i) civil penalties of $60 million attributable to a regulatory settlement associated with cross-selling certain products to credit card customers in our Domestic Card business and (ii) legal costs of $98 million related to interchange and other litigation activity, both of which were recorded in the first nine months of 2012.

Income Taxes

We recorded an income tax provision on income from continuing operations of $525 million (31.7% effective income tax rate) in the third quarter of 2013, compared with an income tax provision of $535 million (31.1% effective income tax rate) in the third quarter of 2012. The increase in our effective tax rate in the third quarter of 2013 from the third quarter of 2012 was primarily due to additional discrete tax expense of $19 million in the third quarter of 2013 for adjustments to acquired tax attributes based upon the final filed tax returns and changes to enacted statutory tax rates, partially offset by the increased relative benefit of tax credits and tax-exempt income.

We recorded an income tax provision of $1.6 billion (31.3% effective income tax rate) in the first nine months of 2013, compared with an income tax provision of $931 million (24.4% effective income tax rate) in the first nine months of 2012. The increase in our effective tax rate in the first nine months of 2013 from the first nine months of 2012 was attributable to the absence of discrete tax benefits of $211 million recorded in the first quarter of 2012 primarily for the non-taxable bargain purchase gain of $594 million related to the acquisition of ING Direct, a deferred tax benefit for changes in our state tax position resulting from the 2012 U.S. card acquisition and the resolution of certain tax issues and audits. In comparison, we recorded $20 million of discrete tax expense in the first nine months of 2013 primarily related to adjustments to acquired tax attributes based upon the final filed tax returns and changes to enacted statutory tax rates.

Our effective income tax rate, excluding the impact of the discrete tax items discussed above, was 30.6% and 31.1% in the third quarter of 2013 and 2012, respectively. The decrease in the effective tax rate was primarily due to the increased relative benefit of tax credits and tax-exempt income. Our effective income tax rate, excluding the impact of the discrete tax items discussed above, was 30.9% and 30.0% in the first nine months of 2013 and 2012, respectively. The increase in the effective tax rate was primarily due to higher pre-tax earnings recorded in the first nine months of 2013 over the first nine months of 2012, which diluted the relative tax benefit of tax credits and tax-exempt income.

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

We recorded a loss from discontinued operations, net of tax, of $13 million and $210 million in the third quarter and first nine months of 2013, respectively. In comparison, we recorded a loss from discontinued operations, net of tax, of $10 million and $212 million in the third quarter and first nine months of 2012, respectively. The variance in the loss from discontinued operations between the third quarter and first nine months of 2013 and 2012 is attributable to the provision for mortgage representation and warranty losses.

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

Below we summarize our business segment results for the third quarter and first nine months of 2013 and 2012 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of September 30, 2013, compared with December 31, 2012. Information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

The primary sources of revenue for our Credit Card business are interest income and non-interest income from customers and interchange fees. Expenses primarily consist of the provision for credit losses, operating costs such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenses. Rewards costs are generally netted against interchange fees.

Our Credit Card business generated net income from continuing operations of $694 million and $2.1 billion in the third quarter and first nine months of 2013, respectively, compared with a net income from continuing operations of $741 million and $1.0 billion in the third quarter and first nine months of 2012, respectively.

On February 1, 2013, we transferred the Best Buy loan portfolio, which had loan balances of approximately $7 billion as of the date of the transfer, to held for sale from held for investment. While the transfer of this portfolio contributed to a reduction in loans held for investment for Domestic Card, the accounting for held for sale loans has had a favorable impact on Domestic Card total net revenue and the provision for credit losses, as charge-offs of finance charges, fees and principal are reflected in the carrying value of loans classified as held for sale. On September 6, 2013, we completed Portfolio Sale. Pursuant to the agreement with Citibank, N.A we received $6.4 billion for the net portfolio assets.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card, and displays selected key metrics for the periods indicated.

Table 7: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$2,757	$2,991	(8)%		$8,391	$7,333	14%
Non-interest income	834	826	1		2,487	2,195	13

Total net revenue(1)	3,591	3,817	(6)		10,878	9,528	14
Provision for credit losses	617	892	(31)		2,073	3,061	(32)
Non-interest expense	1,904	1,790	6		5,571	4,921	13

Income from continuing operations before income taxes	1,070	1,135	(6)		3,234	1,546	109
Income tax provision	376	394	(5)		1,135	536	112

Income from continuing operations, net of tax	$694	$741	(6)%		$2,099	$1,010	108%

Selected performance metrics:
Average loans held for investment(2)	$77,729	$88,656	(12)%		$79,523	$76,960	3%
Average yield on loans held for investment(3)	15.72%	15.03%	69	bps	15.60%	14.30%	130	bps
Total net revenue margin(4)	18.48	17.22	126		18.24	16.51	173
Net charge-offs	$734	$713	3%		$2,506	$1,981	27%
Net charge-off rate(5)	3.78%	3.22%	56	bps	4.20%	3.43%	77	bps
Card loan premium amortization and other intangible accretion(6)	$45	$82	(45)%		$159	$141	13%
PCCR intangible amortization	106	131	(19)		332	223	49
Purchase volume(7)	50,943	48,020	6		146,829	127,746	15

(Dollars in millions)	September 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(2)	$77,967	$91,755	(15)%
30+ days performing delinquency rate(8)	3.51%	3.61%	(10	)bps
30+ days delinquency rate(9)	3.60	3.69	(9)
Nonperforming loan rate(10)	0.12	0.11	1
Allowance for loan and lease losses	$3,245	$3,979	(18)%
Allowance coverage ratio(11)	4.16%	4.34%	(18	)bps

(1)

We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $154 million and $611 million in the third quarter and first nine months of 2013, respectively, and by $185 million and $619 million in the third quarter and first nine months of 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $183 million and $307 million as of September 30, 2013 and December 31, 2012, respectively. The decrease was due to the absence of a finance charge and fee reserve recorded in 2012 for the acquired loans from the 2012 U.S. card acquisition.

(2)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(3)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income also includes interest income on loans held for sale. Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the average yield for the Credit Card business of 110 and 119 basis points in the third quarter and first nine months of 2013, respectively.

(4)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. Annualized interest income also includes interest income on loans held for sale.

Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the net revenue margin for the Credit Card business of 123 and 134 basis points in the third quarter and first nine months of 2013, respectively.
(5)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(6)

Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.

(7)

Consists of purchase transactions, net of returns for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(8)	Calculated by loan category by dividing 30+ days performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(9)	Calculated by loan category by dividing 30+ days delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
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

The completion of the 2012 U.S. card acquisition in May 2012 was the most significant driver of changes in the financial performance of our Credit Card business for the first nine months of 2013 compared to the first nine months of 2012. Our Credit Card business results for the first nine months of 2013 reflect the full impact of the addition of loans from the acquisition, while the first nine months of 2012 reflect only a partial period impact of the loans acquired in the 2012 U.S. card acquisition. In addition, our Credit Card business results for the first nine months of 2013 reflects the absence of the provision for credit losses of $1.2 billion to establish an allowance for the credit card receivables acquired in the 2012 U.S. card acquisition and the absence of the charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees related to these loans, both of which were recorded in the first half of 2012.

Other key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2013, compared with the third quarter and first nine months of 2012, and changes in financial condition and credit performance between September 30, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income decreased by $234 million, or 8%, in the third quarter of 2013 to $2.8 billion and increased by $1.1 billion, or 14%, in the first nine months of 2013 to $8.4 billion. The decrease in the third quarter of 2013 was mainly due to the Portfolio Sale and expected continued run-off of our installment loan portfolio and other credit card loans acquired in the 2012 U.S. card acquisition. The increase in net interest income for the first nine months of 2013 is primarily driven by the significant increase in average loans held for investment resulting from the 2012 U.S. card acquisition in the second quarter of 2012, as well as the absence of the charge recorded in the second quarter of 2012 to establish the finance charge and fee reserve for the acquired loans. Higher average yield on loans held for investment was driven largely by the transfer of the Best Buy loan portfolio to the held for sale category in the first quarter of 2013.

•

Non-Interest Income: Non-interest income increased by $8 million, or 1%, in the third quarter of 2013 to $834 million and by $292 million, or 13% in the first nine months of 2013 to $2.5 billion. The increase in the first nine months of 2013 was primarily driven by higher net interchange fees generated from growth in purchase volume due in part to the 2012 U.S. card acquisition. Purchase volume increased by $19.1 billion, or 15%, in the first nine months of 2013, attributable to higher purchase volume and the addition of customer accounts associated with the 2012 U.S. card acquisition. Non-interest income was also higher due to increased customer-related fees from the addition of acquired credit card accounts and the absence of charges incurred in the first and second quarters of 2012 for expected refunds to customers affected by certain cross-sell sale practices in our Domestic Card business.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business decreased by $275 million to $617 million in the third quarter of 2013 and by $1.0 billion to $2.1 billion in the first nine months of 2013, from $892 million and $3.1 billion in the third quarter and first nine months of 2012, respectively. The decrease in the third quarter of 2013 was mainly due to an improved credit outlook of our portfolio in the third quarter of 2013 compared to the third quarter of 2012. The decrease in the first nine months of 2013 was primarily driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the 2012 U.S. card acquisition. This impact was partially offset by an increase in the provision related to higher net charge-offs in the first nine months of 2013, largely attributable to the addition of loans from the 2012 U.S. card acquisition.

•

Non-Interest Expense: Non-interest expense increased by $114 million, or 6%, in the third quarter of 2013 to $1.9 billion and increased by $650 million, or 13%, in the first nine months of 2013 to $5.6 billion. The increase in the third quarter of 2013 was due to recognition of net litigation reserves of $101 million recorded in the quarter. The increase in the first nine months of 2013 was largely due to higher operating expenses resulting from the 2012 U.S. card acquisition, the amortization of intangibles and other assets associated with the acquisition, and net litigation reserves of $101 million recorded in the third quarter of 2013. This includes Purchased Credit Card Relationships (“PCCR”) intangible amortization expense of $332 million in the first nine months of 2013, compared with $223 million in the first nine months of 2012.

•

Loans Held for Investment: Period-end loans held for investment in our Credit Card business decreased by $13.8 billion, or 15%, in the first nine months of 2013 to $78.0 billion as of September 30, 2013, from $91.8 billion as of December 31, 2012. The decrease was due in part to the Portfolio Sale in the third quarter of 2013. In addition to the Portfolio Sale, period-end loans held for investment also decreased due to typical seasonal patterns, as well as the expected continued run-off of our installment loan portfolio and the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate increased to 3.78% and 4.20% in the third quarter and first nine months of 2013, respectively, from 3.22% and 3.43% in the third quarter and first nine months of 2012, respectively. The 30+ day delinquency rate decreased to 3.60% as of September 30, 2013, from 3.69% as of December 31, 2012. The increase in reported net charge-off rates in the third quarter and first nine months of 2013 was largely due to the lag in the inclusion of the impact of charge-offs from the 2012 U.S. card acquisition in the numerator in calculating our net charge-off rates, which was recorded at fair value at acquisition.

Domestic Card Business

Domestic Card generated net income from continuing operations of $644 million and $1.9 billion in the third quarter and first nine months of 2013, respectively, compared with net income from continuing operations of $673 million and $924 million in the third quarter and first nine months of 2012, respectively. Domestic Card accounted for 90% of revenues for our Credit Card business in both the third quarter and first nine months of 2013, respectively, compared with 90% and 89% in the third quarter and first nine months of 2012, respectively. Income attributable to Domestic Card represented 93% and 92% of income for our Credit Card business in the third quarter and first nine months of 2013, respectively, compared with 91% in both the third quarter and first nine months of 2012.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$2,492	$2,715	(8)%		$7,584	$6,546	16%
Non-interest income	749	722	4		2,210	1,927	15

Total net revenue	3,241	3,437	(6)		9,794	8,473	16
Provision for credit losses	529	811	(35)		1,823	2,772	(34)
Non-interest expense	1,713	1,584	8		4,981	4,270	17

Income from continuing operations before income taxes	999	1,042	(4)		2,990	1,431	109
Income tax provision	355	369	(4)		1,064	507	110

Income from continuing operations, net of tax	$644	$673	(4)%		$1,926	$924	108%

Selected performance metrics:
Average loans held for investment(1)	$69,947	$80,502	(13)%		$71,525	$68,744	4%
Average yield on loans held for investment(2)	15.65%	14.88%	77	bps	15.54%	14.13%	141	bps
Total net revenue margin(3)	18.53	17.08	145		18.26	16.43	183
Net charge-offs	$642	$612	5%		$2,218	$1,653	34%
Net charge-off rate(4)	3.67%	3.04%	63	bps	4.14%	3.21%	93	bps
Card loan premium amortization and other intangible accretion(5)	$45	$82	(45)%		$159	$141	13%
PCCR intangible amortization	106	131	(19)		332	223	49
Purchase volume(6)	47,420	44,552	6		136,524	117,776	16

(Dollars in millions)	September 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(1)	$69,936	$83,141	(16)%
30+ days delinquency rate(7)	3.46%	3.61%	(15	)bps
Allowance for loan and lease losses	$2,842	$3,526	(19)%

(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the average yield for Domestic Card of 121 and 131 basis points in the third quarter and first nine months of 2013, respectively.

(3)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. Therefore, the transfer of the Best Buy loan portfolio to held for sale resulted in an increase in the net revenue margin for Domestic Card of 136 and 148 basis points in the third quarter and first nine months of 2013, respectively.

(4)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(5)

Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.

(6)

Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(7)	Calculated by loan category by dividing 30+ days delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The decrease in Domestic Card net income from continuing operations in the third quarter of 2013 from the third quarter of 2012 reflected the impact of the following items: (i) a decrease in net interest income, primarily attributable to lower average loans held for investment and the portfolio assets; (ii) an increase in non-interest expense due to recognition of net litigation reserves of $101 million recorded in the third quarter of 2013; and (iii) partially offset by an allowance release of $113 million in the third quarter of 2013, compared with an allowance build of $199 million in the third quarter of 2012.

The primary drivers of the improvement in results for our Domestic Card business in the first nine months of 2013, compared with the first nine months of 2012 included: (i) higher interest income primarily driven by the significant increase in average loans held for investment resulting from the 2012 U.S. card acquisition; (ii) the absence of provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for acquired credit card loans; (iii) higher non-interest income due to increased customer-related fees from the addition of acquired credit card accounts; (iv) absence of charges incurred in 2012 for expected refunds to customers affected by certain cross-sell sale practices; and (v) absence of the charge recorded in the second quarter of 2012 to establish the finance charge and fee reserve for the acquired loans. This impact was partially offset by an increase in the provision related to higher net charge-offs and operation expenses attributable to the addition of loans and increased amortization of intangibles and other assets associated with the 2012 U.S. card acquisition.

International Card Business

International Card generated net income from continuing operations of $50 million and $173 million in the third quarter and first nine months of 2013, respectively, compared with net income from continuing operations of $68 million and $86 million in the third quarter and first nine months of 2012, respectively. International Card accounted for 10% of total net revenues for our Credit Card business in both the third quarter and first nine months of 2013, respectively, compared with 10% and 11% in the third quarter and first nine months of 2012, respectively. Income attributable to International Card represented 7% and 8% of income for our Credit Card business in the third quarter and first nine months of 2013, respectively, compared with 9% of the net income for both the third quarter and first nine months of 2012, respectively.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 7.2: International Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$265	$276	(4)%		$807	$787	3%
Non-interest income	85	104	(18)		277	268	3

Total net revenue	350	380	(8)		1,084	1,055	3
Provision for credit losses	88	81	9		250	289	(13)
Non-interest expense	191	206	(7)		590	651	(9)

Income from continuing operations before income taxes	71	93	(24)		244	115	112
Income tax provision	21	25	(16)		71	29	145

Income from continuing operations, net of tax	$50	$68	(26)%		$173	$86	101%

Selected performance metrics:
Average loans held for investment(1)	$7,782	$8,154	(5)%		$7,998	$8,216	(3)%
Average yield on loans held for investment(2)	16.35%	16.47%	(12	)bps	16.17%	15.68%	49	bps
Total net revenue margin(3)	17.99	18.64	(65)		18.07	17.12	95
Net charge-offs	$92	$101	(9)%		$288	$328	(12)%
Net charge-off rate(4)	4.71%	4.95%	(24	)bps	4.79%	5.32%	(53	)bps
Purchase volume(5)	$3,523	$3,468	2%		$10,305	$9,970	3%

(Dollars in millions)	September 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment(1)	$8,031	$8,614	(7)%
30+ days performing delinquency rate(6)	3.86%	3.58%	28	bps
30+ days delinquency rate(7)	4.78	4.49	29
Nonperforming loan rate(8)	1.16	1.16	—
Allowance for loan and lease losses	$403	$453	(11)%

(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category.
(4)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(5)	Consists of purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.
(6)	Calculated by loan category by dividing 30+ days performing delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(7)	Calculated by loan category by dividing 30+ days delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category.
(8)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming credit card loans include international card loans that are generally 90 or 120 days delinquent.

The decrease in International Card net income from continuing operations in the third quarter of 2013 from the third quarter of 2012 was largely driven by lower revenues from a decrease in average loans held for investment, partially offset by lower non-interest expense from a decrease in marketing expense.

The primary drivers of the improvement in results for our International Card business in the first nine months of 2013, compared with the first nine months of 2012 included: (i) the absence of charges recorded in the second quarter of 2012 associated with refunds to U.K. customers due to retrospective regulatory requirements pertaining to Payment Protection Insurance, which had an unfavorable impact on total net revenue and non-interest expense in 2012, and (ii) a reduction in the provision for credit losses attributable to lower net charge-offs, reflecting the improvement in the credit environment in Canada and the U.K.

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

Our Consumer Banking business generated net income from continuing operations of $345 million and $1.2 billion in the third quarter and first nine months of 2013, respectively, compared with net income from continuing operations of $376 million and $1.0 billion in the third quarter and first nine months of 2012, respectively. Our results primarily reflect the impact of the following items: (i) declining average balances in our home loan portfolio partially offset by an increase in yields due to higher than estimated cash flows that we expect to collect on acquired loans and (ii) increasing average balances in our auto finance portfolio offset by lower yields.

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

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 8: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$1,481	$1,501	(1)%		$4,437	$4,285	4%
Non-interest income	184	260	(29)		554	621	(11)

Total net revenue	1,665	1,761	(5)		4,991	4,906	2
Provision for credit losses	202	202	—		444	420	6
Non-interest expense	927	977	(5)		2,727	2,879	(5)

Income from continuing operations before income taxes	536	582	(8)		1,820	1,607	13
Income tax provision	191	206	(7)		648	569	14

Income from continuing operations, net of tax	$345	$376	(8)%		$1,172	$1,038	13%

Selected performance metrics:
Average loans held for investment:(1)
Auto	$30,157	$25,923	16%		$28,780	$24,336	18%
Home loan	37,852	47,262	(20)		40,450	41,930	(4)
Retail banking	3,655	4,086	(11)		3,721	4,139	(10)

Total consumer banking	$71,664	$77,271	(7)%		$72,951	$70,405	4%

Average yield on loans held for investment(2)	6.21%	6.05%	16	bps	6.04%	6.40%	(36	)bps
Average deposits	$169,082	$173,334	(2)%		$170,294	$159,273	7%
Average deposit interest rate	0.63%	0.71%	(8	)bps	0.64%	0.71%	(7	)bps
Core deposit intangible amortization	$34	$41	(17)%		$106	$120	(12)%
Net charge-offs	170	161	6		423	362	17
Net charge-off rate(3)	0.95%	0.83%	12	bps	0.77%	0.69%	8	bps
Net charge-off rate (excluding acquired loans)(4)	1.64	1.70	(6)		1.40	1.34	6
Automobile loan originations	$4,752	$3,905	22%		$13,066	$12,481	5%

(Dollars in millions)	September 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$30,803	$27,123	14%
Home loan	36,817	44,100	(17)
Retail banking	3,665	3,904	(6)

Total consumer banking	$71,285	$75,127	(5)%

30+ days performing delinquency rate(5)	2.82%	2.65%	17	bps
30+ days performing delinquency rate (excluding acquired loans)(4)	4.83	5.14	(31)
30+ days delinquency rate(6)	3.46	3.34	12
30+ days delinquency rate (excluding acquired loans)(4)	5.92	6.49	(57)
Nonperforming loans rate(7)	0.79	0.85	(6)

(Dollars in millions)	September 30, 2013	December 31, 2012	Change
Nonperforming loans rate (excluding acquired loans)(4)	1.36	1.66	(30)
Nonperforming asset rate(8)	1.01	1.02	(1)
Nonperforming asset rate (excluding acquired loans)(4)	1.73	1.98	(25)
Allowance for loan and lease losses	$733	$711	3%
Allowance coverage ratio(9)	1.03%	0.95%	8	bps
Deposits	$168,437	$172,396	(2)%
Loans serviced for others	14,043	15,333	(8)

(1)

Loans held for investment includes loans acquired in the ING Direct and CCB acquisitions. The carrying value of consumer banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $29.7 billion and $36.5 billion as of September 30, 2013 and December 31, 2012, respectively. The average balance of consumer banking loans held for investment, excluding the carrying value of acquired loans, was $41.4 billion and $38.0 billion in the third quarter of 2013 and 2012, respectively and $40.3 billion and $36.0 billion in the first nine months of 2013 and 2012, respectively.

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
(8)

Calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, real estate owned (“REO”), and other foreclosed assets for the specified loan category.

(9)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2013, compared with the third quarter and first nine months of 2012, and changes in financial condition and credit performance between September 30, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income decreased slightly by $20 million, or 1%, in the third quarter of 2013 to $1.5 billion and increased by $152 million, or 4%, in the first nine months of 2013 to $4.4 billion. The increase in net interest income in the first nine months of 2013 was primarily attributable to a significant increase in average loans held for investment due to the ING Direct acquisition and higher auto loan originations over the past twelve months.

•

Non-Interest Income: Non-interest income decreased by $76 million, or 29%, in the third quarter of 2013 to $184 million and decreased by $67 million, or 11%, in the first nine months of 2013 to $554 million.

•

Provision for Credit Losses: The provision for credit losses was flat from the third quarter of 2012 to the third quarter of 2013 and increased slightly by $24 million in the first nine months of 2013, reflecting modestly higher auto loan charge-offs attributable to auto portfolio growth and an increase in the auto charge-off rate from historically low levels. As discussed above under “Summary of Selected Financial Data,” the substantial majority of the ING Direct home loan portfolio is accounted for based on estimated cash flows expected to be collected over the life of the loans. Because the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition.

•

Non-Interest Expense: Non-interest expense decreased by $50 million, or 5%, in the third quarter of 2013 to $927 million and by $152 million, or 5%, in the first nine months of 2013 to $2.7 billion. The decrease was largely due to the absence of ING Direct acquisition-related costs incurred in the first nine months of 2012, which was partially offset by increased expenses related to the growth in our auto loan portfolio.

•

Loans Held for Investment: Period-end loans held for investment in our Consumer Banking business declined by $3.8 billion, or 5%, in the first nine months of 2013, to $71.3 billion as of September 30, 2013, due to the continued expected run-off of acquired home loans and small business banking, which was partially offset by higher period-end auto balances due to the continued high volume of auto loan originations.

•

Deposits: Period-end deposits in our Consumer Banking business declined by $4.0 billion, or 2%, in the first nine months of 2013 to $168.4 billion as of September 30, 2013, primarily due to the anticipated run-off of our legacy National Direct Bank deposits.

•

Charge-off and Delinquency Statistics: The reported net charge-off rate of 0.95% and 0.77% in the third quarter and first nine months of 2013, respectively, increased from 0.83% and 0.69% in the third quarter and first nine months of 2012, respectively. The 30+ days delinquency rate increased to 3.46% as of September 30, 2013, from 3.34% as of December 31, 2012. The increase in the net charge-off rates reflect moderately higher auto loan charge-offs, partially offset by improved home loan performance. As discussed above under “Summary of Selected Financial Data,” the addition of the ING Direct home loan portfolio affects our reported credit metrics, as the credit mark established at acquisition for these loans takes into consideration future credit losses expected to be incurred. Accordingly, there are no charge-offs or an allowance associated with these loans unless the estimated cash flows expected to be collected decrease subsequent to acquisition. In addition, these loans are not classified as delinquent or nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans. The overall delinquency rates increased moderately largely due to the run-off of the acquired home loans, which were included in the denominator in calculating the delinquency rates, from $36.4 billion as of December 31, 2012 to $29.6 billion as of September 30, 2013. The credit performance of our consumer loan portfolios continued to improve, resulting in lower delinquency rates, excluding acquired loans, as presented in the Table 8.

Commercial Banking Business

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

Our Commercial Banking business generated net income from continuing operations of $174 million and $567 million in the third quarter and first nine months of 2013, respectively, compared with net income from continuing operations of $228 million and $666 million in the third quarter and first nine months of 2012, respectively.

On August 16, 2013, we announced the signing of a definitive agreement to acquire Beech Street Capital, a privately-held, national originator and servicer of Fannie Mae, Freddie Mac and FHA multifamily commercial real estate loans. The acquisition closed on November 1, 2013. The Beech Street Capital results will be reported within the Commercial Banking business.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 9: Commercial Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Selected income statement data:
Net interest income	$480	$432	11%		$1,391	$1,290	8%
Non-interest income	87	87	—		264	254	4

Total net revenue	567	519	9		1,655	1,544	7
Provision (benefit) for credit losses	31	(87)	136		(18)	(250)	93
Non-interest expense	266	253	5		793	765	4

Income from continuing operations before income taxes	270	353	(24)		880	1,029	(14)
Income tax provision	96	125	(23)		313	363	(14)

Income from continuing operations, net of tax	$174	$228	(24)%		$567	$666	(15)%

Selected performance metrics:
Average loans held for investment:(1)
Commercial and multifamily real estate	$19,047	$16,654	14%		$18,201	$16,004	14%
Commercial and industrial	21,491	18,817	14		20,596	17,955	15

Total commercial lending	40,538	35,471	14		38,797	33,959	14
Small-ticket commercial real estate	1,038	1,296	(20)		1,102	1,388	(21)

Total commercial banking	$41,576	$36,767	13%		$39,899	$35,347	13%

Average yield on loans held for investment(2)	3.87%	4.14%	(27	)bps	3.87%	4.29%	(42	)bps
Average deposits	$30,685	$28,063	9%		$30,590	$27,859	10%
Average deposit interest rate	0.27%	0.31%	(4	)bps	0.27%	0.34%	(7	)bps
Core deposit intangible amortization	$6	$8	(25)%		$21	$26	(19)%
Net charge-offs	8	1	700		19	34	(44)
Net charge-off rate(3)	0.07%	—%	7	bps	0.06%	0.13%	(7	)bps

(Dollars in millions)	September 30, 2013	December 31, 2012	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$19,523	$17,732	10%
Commercial and industrial	21,848	19,892	10

Total commercial lending	41,371	37,624	10
Small-ticket commercial real estate	1,028	1,196	(14)

Total commercial banking	$42,399	$38,820	9%

Nonperforming loans rate(4)	0.47%	0.73%	(26	)bps
Nonperforming asset rate(5)	0.56	0.77	(21)
Allowance for loan and lease losses	$341	$433	(21)%
Allowance coverage ratio(6)	0.80%	1.12%	(32	)bps
Deposits	$30,592	$29,866	2%

(1)

Loans held for investment includes loans acquired in the ING Direct and CCB acquisitions. The carrying value of commercial banking acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $290 million and $359 million as of September 30, 2013 and December 31, 2012, respectively. The average balance of commercial banking loans held for investment, excluding the carrying value of acquired loans, was $41.3 billion and $36.4 billion in the third quarter of 2013 and 2012, respectively, and $39.6 billion and $34.9 billion in the first nine months of 2013 and 2012, respectively.

(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category.
(3)	Calculated by dividing annualized net charge-offs for the period by average loans held for investment during the period for the specified loan category.
(4)

Calculated by loan category by dividing nonperforming loans as of the end of the period by period-end loans held for investment for the specified loan category. Nonperforming loans generally include loans that have been placed on non-accrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty.

(5)	Calculated by loan category by dividing nonperforming assets as of the end of the period by period-end loans held for investment, REO, and other foreclosed assets for the specified loan category.
(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2013, compared with the third quarter and first nine months of 2012, and changes in financial condition and credit performance between September 30, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income increased by $48 million, or 11%, in the third quarter of 2013 to $480 million and by $101 million, or 8%, in the first nine months of 2013 to $1.4 billion. The increase was primarily driven by higher deposit balances and growth in commercial real estate and commercial and industrial loans.

•

Non-Interest Income: Non-interest income of $87 million in the third quarter of 2013 was flat compared with non-interest income of $87 million in the third quarter of 2012 and increased by $10 million, or 4%, in the first nine months of 2013 to $264 million, driven by increased fee-based products and services.

•

Provision for Credit Losses: The Commercial Banking business recorded a provision for credit losses of $31 million in the third quarter and and a benefit of $18 million in the first nine months of 2013, respectively, compared with benefits of $87 million and $250 million in the third quarter and first nine months of 2012, respectively. The stabilization of the credit outlook has resulted in less allowance release in the current period when compared to the prior year period. The combined allowance and reserve for unfunded lending commitments increased by $23 million in the third quarter of 2013 and decreased by $38 million in the first nine months of 2013, compared with reductions of $87 million and $283 million in the third quarter and first nine months of 2012, respectively.

•

Non-Interest Expense: Non-interest expense increased by $13 million, or 5%, in the third quarter of 2013 to $266 million and by $28 million, or 4%, in the first nine months of 2013 to $793 million, driven by investments in business growth and infrastructure enhancements.

•

Loans Held for Investment: Period-end loans held for investment in our Commercial Banking business increased by $3.6 billion, or 9%, in the first nine months of 2013, to $42.4 billion as of September 30, 2013. The increase was driven by strong loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $726 million, or 2%, to $30.6 billion as of September 30, 2013, from $29.9 billion as of December 31, 2012, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•

Charge-off Statistics: The net charge-off rate was 0.07% and 0.06% in the third quarter and first nine months of 2013, respectively, compared to 0.00% and 0.13% in the third quarter and first nine months of 2012, respectively. The nonperforming loan rate decreased to 0.47% as of September 30, 2013, from 0.73% as of December 31, 2012. The continued strength in the credit metrics in our Commercial Banking business reflects stable credit trends and underlying collateral values.

“Other” Category

Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management. Gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. The Other category also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; certain gains and losses on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; a portion of the provision for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

Net loss from continuing operations recorded in Other was $83 million and $328 million in the third quarter and first nine months of 2013, respectively, compared with a net loss from continuing operations of $157 million in the third quarter of 2012 and net income from continuing operations of $172 million in the first nine months of 2012.

Table 10 summarizes the financial results of our Other category for the periods indicated.

Table 10: Other Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Selected income statement data:
Net interest income (expense)	$(158)	$(278)	43%	$(536)	$(847)	37%
Non-interest income	(14)	(37)	62	(148)	641	(123)

Total net revenue	(172)	(315)	45	(684)	(206)	(232)
Provision for credit losses	(1)	7	(114)	(3)	33	(109)
Non-interest expense	50	25	100	143	126	13

Income from continuing operations before income taxes	(221)	(347)	36	(824)	(365)	(126)
Income tax benefit	(138)	(190)	27	(496)	(537)	8

Income (loss) from continuing operations, net of tax	$(83)	$(157)	47%	$(328)	$172	(291)%

The shift in the Other category to a net loss from continuing operations of $328 million in the first nine months of 2013 from net income from continuing operations of $172 million in the first nine months of 2012 was primarily due to the recognition of the bargain purchase gain of $594 million related to the ING Direct acquisition in the first quarter of 2012, which was partially offset by a derivative loss of $78 million recognized in the first quarter of 2012 related to the interest rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the expected ING Direct acquisition.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $289.9 billion as of September 30, 2013 decreased by $23.0 billion, or 7%, from $312.9 billion as of December 31, 2012. Total liabilities of $248.1 billion as of September 30, 2013, decreased by $24.3 billion, or 9%, from $272.4 billion as of December 31, 2012. Stockholders’ equity increased by $1.3 billion to $41.8 billion as of September 30, 2013. The increase in stockholders’ equity was primarily attributable to our net income of

$3.3 billion for the first nine months of 2013, which was partially offset by an other comprehensive loss of $1.6 billion, largely attributable to an increase in interest rates in the second quarter and third quarter of 2013 that reduced the fair value of our investment securities available for sale and resulted in net unrealized losses.

Following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2013. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our ability to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Investment Securities

Our investment portfolio consisted primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities and other investments. The carrying value of our investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 76% and 77% of our total investment securities portfolio as of September 30, 2013, and December 31, 2012, respectively.

Our investment portfolio includes securities available for sale as well as securities held to maturity. We reported securities available for sale in our condensed consolidated balance sheets at fair value with unrealized gains and losses recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value is amortized cost, and includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from securities available for sale to securities held to maturity. Investment securities transferred into the held-to-maturity category from the available-for-sale category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in AOCI and in the carrying value of the securities held to maturity. Such amounts are amortized over the remaining life of the security with no impact on future net income.

The fair value of our securities available for sale portfolio was $43.1 billion as of September 30, 2013, a $20.9 billion decrease from $64.0 billion as a December 31, 2012. This decrease was primarily driven by the transfer of securities available for sale to securities held to maturity with a fair value of $18.3 billion as of the date of the transfer. We transferred these securities to held to maturity to reduce the impact of price volatility on AOCI and in consideration of potential changes to regulatory capital requirements under the final Basel III capital standards. The transferred securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer. Excluding the transferred securities, the fair value of our securities available for sale decreased $849 million in the first nine months of 2013 driven by the sharp rise in interest rates.

Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of September 30, 2013 and December 31, 2012.

Table 11: Investment Securities

	September 30, 2013		December 31, 2012
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury debt obligations	$834	$837	$1,548	$1,552
U.S. agency debt obligations(1)	1	1	301	302
Corporate debt securities guaranteed by U.S. government agencies(2)	1,311	1,272	1,003	1,012
Residential mortgage-backed securities (“RMBS”):
Agency(3)	22,009	22,061	39,408	40,002
Non-agency	3,277	3,623	3,607	3,871

Total RMBS	25,286	25,684	43,015	43,873

Commercial mortgage-backed securities (“CMBS”):
Agency(3)	4,130	4,097	6,045	6,144
Non-agency	1,697	1,661	1,425	1,485

Total CMBS	5,827	5,758	7,470	7,629

Other asset-backed securities(4)	7,642	7,656	8,393	8,458
Other securities(5)	1,951	1,924	1,120	1,153

Total investment securities available for sale	$42,852	$43,132	$62,850	$63,979

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
Residential mortgage-backed securities (“RMBS”):
Agency(3)	$16,722	$17,075	—	—
Commercial mortgage-backed securities (“CMBS”):
Agency(3)	1,554	1,587	—	—
Other asset-backed securities(4)	—	—	9	9

Total investment securities held to maturity	$18,276	$18,662	$9	$9

(1)	Includes debt securities issued by Fannie Mae, Freddie Mac, and the Department of Housing and Urban Development.
(2)	Consists of corporate debt securities guaranteed by U.S. government agencies, such as the Export-Import Bank of the United States.
(3)	Includes MBS issued by Fannie Mae and Freddie Mac and MBS guaranteed by Ginnie Mae.
(4)

The other asset-backed securities portfolio was collateralized by approximately 66% credit card loans, 15% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% equipment loans, 1% student loans and 8% of other assets as of September 30, 2013. In comparison, the distribution was approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 5% equipment loans, 1% student loans, 2% commercial paper and 4% of other assets as of December 31, 2012. Approximately 87% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2013, compared with 82% as of December 31, 2012.

(5)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

We provide information on OTTI losses recognized in earnings on our investment securities above under “Consolidated Results of Operations—Non-Interest Income.”

Credit Ratings

Our portfolio of investment securities continues to be concentrated in securities that generally have low credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and other government sponsored enterprises or agencies. Approximately 91% and 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of September 30, 2013 and December 31, 2012, respectively, while approximately 6% was below investment grade as of September 30, 2013 and December 31, 2012. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other asset-backed securities and other securities in our portfolio as of September 30, 2013 and December 31, 2012.

Table 12: Non-Agency Investment Securities Credit Ratings

	September 30, 2013				December 31, 2012
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,277	—%	4%	96%	$3,607	—%	5%	95%
Non-agency CMBS	1,697	99	1	—	1,425	97	3	—
Other asset-backed securities	7,642	87	12	1	8,393	82	17	1
Other securities(1)	1,951	25	65	10	1,120	67	24	9

(1)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the CRA.

For additional information on our investment securities, see “Note 3—Investment Securities.”

Loans Held for Investment

Total loans that we manage consist of held for investment loans recorded on our consolidated balance sheets and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 13 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of September 30, 2013 and December 31, 2012.

Table 13: Net Loans Held for Investment

	September 30, 2013			December 31, 2012
(Dollars in millions)	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$77,967	$3,245	$74,722	$91,755	$3,979	$87,776
Consumer Banking	71,285	733	70,552	75,127	711	74,416
Commercial Banking	42,399	341	42,058	38,820	433	38,387
Other	163	14	149	187	33	154

Total	$191,814	$4,333	$187,481	$205,889	$5,156	$200,733

Period-end loans held for investment decreased by $14.1 billion, or 7%, in the first nine months of 2013, to $191.8 billion as of September 30, 2013, from $205.9 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio of approximately $7 billion at the date of the transfer to held for sale. In addition to the transfer of the Best Buy loan portfolio, period-end loans held for investment also decreased due to higher credit card loan paydowns in the first nine months of the year, the expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition and continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business. The paydowns and run-off of card balances were partially offset by increased purchase volume in our Credit Card business, higher period-end auto loan balances due to the continued high volume of auto loan originations and strong loan originations in our commercial and industrial and commercial real estate loan portfolios.

We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile” and in “Note 4—Loans.”

Loans Held for Sale

Loans held for sale, which are carried at lower of cost or fair value, decreased to $180 million as of September 30, 2013, from $201 million as of December 31, 2012. We reclassified the assets subject to the Best Buy sale agreement, which included loans of approximately $7 billion as of the date of the transfer, to the held for sale category from the held for investment category in the first quarter. On September 6, 2013, we completed the Portfolio Sale resulting in a decrease of $6.1 billion in assets in the held for sale category.

Customer Deposits

Our customer deposits have become our largest source of funding for our operations and asset growth, providing a sizable and consistent source of low-cost funds. Total customer deposits decreased by $5.7 billion to $206.8 billion as of September 30, 2013, from $212.5 billion as of December 31, 2012, reflecting our disciplined pricing and scaling back of deposit growth in the current environment of relatively low overall loan growth. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Borrowings due to securitization investors decreased by $1.9 billion during the first nine months of 2013 to $9.5 billion as of September 30, 2013, from $11.4 billion as of December 31, 2012. The decrease was driven by maturities, paydowns and repurchases of our securitization debt of $3.3 billion during the nine months ended September 30, 2013. These reductions were partially offset by the execution of $1.45 billion of credit card securitization transactions during the nine months ended September 30, 2013.

Other Debt

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including junior subordinated debt and Federal Home Loan Bank (“FHLB”) advances, but excluding securitized debt obligations, totaled $22.3 billion as of September 30, 2013, of which $8.9 billion represented short-term borrowings and $13.4 billion represented long-term debt. Other debt decreased by $16.2 billion in the third quarter of 2013 from a total of $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

In the first quarter of 2013, we exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering then current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due 2023 and cash of $209 million. In the second quarter, we exchanged $763 million of outstanding 6.75% senior notes due 2017. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes, which consideration was paid through a combination of $839 million of new 3.5% senior notes due 2023 and cash of $88 million. Both exchanges were accounted for as a modification of debt.

In addition, other debt decreased as a result of our redemption of $3.65 billion of our junior subordinated debt on January 2, 2013 in connection with our redemption of our outstanding trust preferred securities. This decrease was partially offset by the issuance of $850 million unsecured senior bank notes in the first quarter of 2013. The remaining decrease was due to the maturities of FHLB advances of $65.1 billion, which was partially offset by $52.4 billion of new FHLB advances during the first nine months of 2013. We provide additional information on our borrowings in “Note 8—Deposits and Borrowings”

Potential Mortgage Representation & Warranty Liabilities

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

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our condensed consolidated balance sheets as a component of other liabilities. The aggregate reserves for all three subsidiaries totaled $1.1 billion as of September 30, 2013, compared with $899 million as of December 31, 2012, and $919 million as of September 30, 2012.

The table below summarizes changes in our representation and warranty reserves in the third quarter and first nine months of 2013 and 2012.

Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Representation and warranty repurchase reserve, beginning of period(1)	$1,156	$1,002	$899	$943
Provision for mortgage representation and warranty losses(2)	(4)	—	276	349
Net realized losses	(7)	(83)	(30)	(373)

Representation and warranty repurchase reserve, end of period(1)	$1,145	$919	$1,145	$919

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our condensed consolidated statements of income as a component of non-interest income was a benefit of $13 million and $27 million in the third quarter and first nine months of 2013, respectively, compared with a loss of $42 million in the first nine months of 2012. The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of discontinued operations totaled $9 million and $303 million in the third quarter and first nine months of 2013, respectively and $307 million in the first nine months of 2012.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of September 30, 2013, is approximately $2.5 billion, a decline from our estimate of $2.7 billion as of December 31, 2012. The estimate as of September 30, 2013 covers all reasonably possible losses relating to representation and warranty claim activity.

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $3.2 billion and $442 million, respectively, as of September 30, 2013, and our maximum exposure to loss was $3.2 billion as of September 30, 2013. We provide a discussion of our activities related to these VIEs in “Note 6—Variable Interest Entities and Securitizations.”

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

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of assets and off-balance sheet items. Under the capital adequacy standards, bank holding companies and national banks currently are required to maintain a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% in order to be considered adequately capitalized.

National banks also are subject to prompt corrective action (“PCA”) capital regulations. Under PCA regulations, a national bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10% (200 basis points higher than the minimum capital standard above), a Tier 1 risk-based capital ratio of at least 6% (200 basis points higher than the minimum capital standard above), a Tier 1 leverage capital ratio of at least 5% (100 basis points higher than the minimum capital standard above) and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. A bank is considered to be adequately capitalized if it meets the above minimum capital standards and does not otherwise meet the well capitalized definition. Currently, PCA capital requirements do not apply to bank holding companies.

We also disclose a Tier 1 common ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. While there is currently no mandated minimum or “well capitalized” standard for the Tier 1 common ratio, the Federal Reserve, the OCC and the FDIC (collectively, the U.S. federal banking agencies) recently finalized a new capital rule (the “Final Rule”) that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements. The new capital framework establishes a new minimum Common Equity Tier 1 capital ratio that will be phased-in starting in 2014 for bank holding companies subject to the “Advanced” risk-based capital rules adopted by the U.S. federal banking agencies (“Advanced Approaches”). The Final Rule also increases some of the thresholds for the PCA capital categories and adds, effective January 1, 2015, the new Common Equity Tier 1 capital ratio to the PCA regulations. See “Supervision and Regulation” in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, for more information.

We disclose a non-GAAP TCE ratio in “Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of this ratio in “Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I.”

Table 15 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of September 30, 2013 and December  31, 2012.

Table 15: Capital Ratios Under Basel I(1)

	September 30, 2013			December 31, 2012
	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp (“COF”):
Tier 1 common(2)	12.74%	N/A	N/A	10.96%	N/A	N/A
Tier 1 risk-based capital(3)	13.13	4.00%	6.00%	11.34	4.00%	6.00%
Total risk-based capital(4)	15.28	8.00	10.00	13.56	8.00	10.00
Tier 1 leverage(5)	10.05	4.00	N/A	8.66	4.00	N/A
Capital One Bank (USA) N.A. (“COBNA”):
Tier 1 risk-based capital(3)	12.21%	4.00%	6.00%	11.32%	4.00%	6.00%
Total risk-based capital(4)	15.72	8.00	10.00	14.74	8.00	10.00
Tier 1 leverage(5)	10.57	4.00	5.00	10.43	4.00	5.00
Capital One, N.A. (“CONA”):
Tier 1 risk-based capital(3)	13.43%	4.00%	6.00%	13.59%	4.00%	6.00%
Total risk-based capital(4)	14.55	8.00	10.00	14.85	8.00	10.00
Tier 1 leverage(5)	9.12	4.00	5.00	9.15	4.00	5.00

(1)

Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.” See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information.

(2)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(3)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

Our Tier 1 common ratio, as calculated under capital standards and regulations based on the international capital framework commonly known as Basel I, increased to 12.74% as of September 30, 2013, up from 10.96% as of December 31, 2012. While the increase in our Tier 1 common ratio reflected strong internal capital generation from earnings, it was also driven by a temporary timing impact. We realized the full benefit of the decline in risk weighted assets from the Portfolio Sale, but the offsetting decline in our capital level only included $256 million in common stock repurchases made during the third quarter related to our previously announced $1 billion common stock repurchase program. We exceeded minimum capital requirements and would meet the “well capitalized” ratio levels specified under PCA for Tier 1 risk-based capital and total risk-based capital under Federal Reserve capital standards for bank holding companies as of September 30, 2013 and December 31, 2012. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under PCA requirements as of September 30, 2013 and December 31, 2012.

Recent Developments in Capital Requirements

As described above, the U.S. federal banking agencies recently adopted the Final Rule, which increases the minimum capital that we and other institutions are required to hold. Prior to being revised in the Final Rule, the minimum risk-based capital requirements adopted by the U.S. federal banking agencies followed Basel I as noted in Table 15 above and the Advanced Approaches for applicable banks and bank holding companies. Currently, we are subject to Basel I and are in the Advanced Approaches qualification process but are not formally subject to its capital requirements.

The Final Rule modified both Basel I and the Advanced Approaches (as modified, referred to respectively as “Basel III Standardized” and the “Basel III Advanced Approaches”). Under the Final Rule, beginning on January 1, 2014, as an Advanced Approaches banking organization that has yet to enter or exit parallel run, we must use Basel III Standardized for calculating our regulatory capital, including as used in our capital ratios, subject to transition periods. In 2014, however, we will continue to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios. Beginning on January 1, 2015, we must use Basel III Standardized for calculating our risk-weighted assets in our regulatory capital ratios.

Basel III Standardized Common Equity Tier 1 capital under the Final Rule includes additional adjustments and deductions not included in Basel I Tier 1 common capital, such as the inclusion of accumulated other comprehensive income (“AOCI”) from available for sale (“AFS”) securities, and the deduction of assets related to defined benefit pension and other post-retirement employee benefit plans.

The following table presents a comparison of our Tier 1 common capital and risk weighted assets as of September 30, 2013, calculated under Basel I, to our estimated Common Equity Tier 1 capital and risk weighted assets as of September 30, 2013, calculated under Basel III Standardized as it phases in on January 1, 2014, and January 1, 2015, and when fully phased-in. Our estimate of the Common Equity Tier 1 capital ratio under Basel III Standardized is a non-GAAP financial measure. However, we believe this measure provides useful information to investors and others by measuring our progress against regulatory capital standards that will be applicable to the Company beginning in 2014. See the table and notes below for further discussion on our interpretations, expectations and assumptions used in calculating this ratio.

Table 16: Estimated Common Equity Tier 1 Capital Ratio Under Basel III Standardized

	September 30, 2013
(Dollars in millions, except ratio)	2014 Phase-In	2015 Phase-In	Full Phase-In
Tier 1 common capital under Basel I rules	$27,488	$27,488	$27,488
Adjustments related to AOCI for securities available for sale and defined benefit pension plans(1)	(154)	(308)	(769)
All other adjustments(2)	(153)	(463)	(1,394)

Estimated Common Equity Tier 1 capital under Basel III Standardized	$27,181	$26,717	$25,325

Risk-weighted assets under Basel I rules	$215,829	$215,829	$215,829
Adjustments for Basel III Standardized(3)	(76)	11,945	11,249

Estimated risk-weighted assets adjusted for Basel III Standardized	$215,753	$227,774	$227,078

Estimated Common Equity Tier 1 capital ratio under Basel III Standardized(4)	12.6%	11.7%	11.2%

(1)	Adjustments related to AOCI for securities available for sale and defined benefit plans are phased in at 20% for 2014, at 40% for 2015, and at 100% for 2018 and beyond.

(2)

All other adjustments are phased-in at 20% for 2014, at 40% for 2015, and at 100% for 2018 and beyond for adjustments related to (i) PCCR intangibles and (ii) Disallowed Deferred Tax Assets from Net Operating Losses and Tax Credit Carry Forwards.

(3)

Adjustments to Basel I risk weighted assets (“RWA”) include corresponding adjustments to PCCR intangibles, Deferred Tax Assets and certain other assets in the calculation of Common Equity Tier 1 capital under Basel III Standardized.

(4)	Calculated by dividing Estimated Common Equity Tier 1 capital under Basel III Standardized by Estimated risk-weighted assets adjusted for Basel III Standardized.

With respect to the Basel III Advanced Approaches, we expect to enter the parallel run phase no earlier than January 1, 2015. We currently anticipate a multi-year parallel run consistent with the experience of other U.S. banks. By rule, this phase must last at least four consecutive quarters.

Under the Final Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater requirement of the Basel III Standardized and the Basel III Advanced Approaches. See “Supervision and Regulation-Basel II” in our Annual Report on Form 10-K for additional information. We anticipate that we will need to hold more regulatory capital under the Basel III Advanced Approaches than under Basel I or Basel III Standardized to meet our minimum required capital ratios.

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

On September 24, 2013, the Federal Reserve released an interim final rule that stated, for the first time, that the 2014 CCAR cycle will require us to meet Basel III Standardized capital requirements, with appropriate phase-in provisions applicable to Advanced Approaches institutions during the CCAR planning horizon, under the supervisory severely adverse stress scenario in addition to the capital plan rule’s Tier 1 common ratio using Basel I definitions. See “Recent Developments in Capital Requirements” above for more information regarding Basel III Standardized capital ratios. In November 2013, the Federal Reserve issued supervisory economic stress scenarios for the 2014 CCAR cycle. We plan to submit our 2014 capital plan to the Federal Reserve in early January 2014.

We consider various factors in the management of capital, including the impact of stress on our capital position, as determined by both our internal modeling and Federal Reserve modeling of our capital position in CCAR. In the 2013 stress test cycle, including CCAR, there was a large difference between our estimates of our capital levels under stress and the Federal Reserve’s estimates of our capital levels under stress. In the 2014 stress test cycle, including CCAR, the difference could be larger because, in addition to using its own assumptions in modeling credit losses and pre-provision net revenue, we expect the Federal Reserve will use its own assumptions in modeling balance sheet contraction. Therefore, although our estimated capital levels under stress may suggest that we have substantial capacity to return capital to shareholders and remain well capitalized under stress, it is possible that the Federal Reserve’s modeling may result in a materially lower capacity than our estimates.

Dividends and Stock Purchases

On October 31, 2013, our Board of Directors declared a quarterly common stock dividend per share of $0.30 per share, payable on November 21, 2013 to stockholders of record as of November 11, 2013. The Board of Directors also declared a quarterly dividend on the outstanding shares of the Series B Preferred Stock. Each outstanding share of the Series B Preferred Stock is represented by depository shares, each representing a 1/40th interest in a share of Series B Preferred Stock. The dividend of $15.00 per share (equivalent to $0.375 per outstanding depository share) will be paid on December 2, 2013 to stockholders of record at the close of business on November 15, 2013.

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Funds available for dividend payments from COBNA and CONA were $2.5 billion and $195 million, respectively, as of September 30, 2013. There can be no assurance that we will declare and pay any dividends. For additional information on dividends, see “Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds” in our 2012 Form 10-K.

In the third quarter, we began executing our previously announced $1 billion share repurchase program by repurchasing $256 million in shares. We expect to complete the share repurchase program by the end of the year. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position, and internal capital generation. Our share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time.

RISK MANAGEMENT

Overview

Risk management is a critical part of our business model, as all financial institutions are exposed to a variety of risks that can significantly affect their financial performance. In May 2013, we created a Board level Risk Committee that is separate from the Audit Committee to assist the Board in fulfilling its oversight responsibilities related to risk management. The Risk Committee receives management reports from the Chief Risk Officer or his designee related to our enterprise-wide risk management framework, including policies and practices by management to identify, assess, measure and manage key risks across all of our eight major categories of risk: credit risk, liquidity risk, market risk, compliance risk, operational risk, legal risk, reputation risk and strategic risk. Our risk management framework is intended to identify, assess and mitigate risks that affect or have the potential to affect our business. We target financial returns that compensate us for the amount of risk that we take and avoid excessive risk-taking.

Our risk management framework applies at all levels, from the development of the Enterprise Risk Management Program itself to the tactical operations of the front-line business team. In 2013, we enhanced our risk management framework to more fully embody our “Three Lines of Defense” model and more fully capture the expectations of strong risk management. Our risk management framework consists of the following eight key elements:

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

Total loans that we manage consist of held for investment loans recorded on our balance sheet and loans held in our securitization trusts. Table 17 presents the composition of our total loan portfolio, by business segments, as of September 30, 2013 and December 31, 2012. Table 17 also displays acquired loans accounted for based on estimated cash flows expected to be collected, which consists of a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions. For additional information on the accounting for acquired loans, see “MD&A—Credit Risk Profile—Loan Portfolio Composition—Loans Acquired” and “Note 1—Summary of Significant Accounting Policies—Loan” in our 2012 Form 10-K. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $180 million and $201 million as of September 30, 2013 and December 31, 2012, respectively.

Table 17: Loan Portfolio Composition

	September 30, 2013				December 31, 2012
(Dollars in millions)	Loans	Acquired Loans	Total(1)	% of Total	Loans	Acquired Loans	Total(1)	% of Total
Credit Card business:
Credit card loans:
Domestic credit card loans	$69,468	$70	$69,538	36.2%	$82,058	$270	$82,328	40.0%
International credit card loans	8,031	—	8,031	4.2	8,614	—	8,614	4.2

Total credit card loans	77,499	70	77,569	40.4	90,672	270	90,942	44.2

Installment loans:
Domestic installment loans	395	3	398	0.2	795	18	813	0.4

Total credit card	77,894	73	77,967	40.6	91,467	288	91,755	44.6

Consumer Banking business:
Auto	30,797	6	30,803	16.1	27,106	17	27,123	13.2
Home loan	7,173	29,644	36,817	19.2	7,697	36,403	44,100	21.4
Other retail	3,633	32	3,665	1.9	3,870	34	3,904	1.9

Total consumer banking	41,603	29,682	71,285	37.2	38,673	36,454	75,127	36.5

Commercial Banking business:(2)
Commercial and multifamily real estate	19,421	102	19,523	10.2	17,605	127	17,732	8.6
Commercial and industrial	21,660	188	21,848	11.4	19,660	232	19,892	9.7

Total commercial lending	41,081	290	41,371	21.6	37,265	359	37,624	18.3

Small-ticket commercial real estate	1,028	—	1,028	0.5	1,196	—	1,196	0.5

Total commercial banking	42,109	290	42,399	22.1	38,461	359	38,820	18.8

Other:
Other loans	128	35	163	0.1	154	33	187	0.1

Total loans held for investment	$161,734	$30,080	$191,814	100.0%	$168,755	$37,134	$205,889	100.0%

(1)	We had a net unamortized premium on purchased loans of $280 million and $461 million as of September 30, 2013 and December 31, 2012, respectively.
(2)	Includes construction loans and land development loans totaling $2.2 billion as of September 30, 2013 and $2.1 billion as of December 31, 2012.

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

As noted above, our Credit Card business accounted for $78.0 billion, or 41%, of our total loan portfolio as of September 30, 2013, with Domestic Card accounting for $69.9 billion, or 36%, of our total loan portfolio as of September 30, 2013. In comparison, our Credit Card business accounted for $91.8 billion, or 45%, of our total loan portfolio as of December 31, 2012, with Domestic Card accounting for $83.1 billion, or 40%, of our total loan portfolio as of December 31, 2012. Based on our most recent data, we estimate that approximately one-third of our Domestic Card portfolio had credit scores less than 660 or no score, based on loan balances, as of September 30, 2013, relatively consistent with the proportion of the Domestic Card portfolio with credit scores below 660 or no score as of December 31, 2012. For loans related to the 2012 U.S. card acquisition and certain other partnerships, data is obtained on a lagged basis.

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

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 18 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of September 30, 2013 and December 31, 2012. Table 18 also presents these metrics adjusted to exclude from the denominator acquired loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

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

Table 18: 30+ Day Delinquencies

	September 30, 2013						December 31, 2012
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$2,423	3.46%	3.47%	$2,423	3.46%	3.47%	$3,001	3.61%	3.62%	$3,001	3.61%	3.62%
International credit card	310	3.86	3.86	384	4.78	4.78	308	3.58	3.58	387	4.49	4.49

Total credit card	2,733	3.51	3.51	2,807	3.60	3.60	3,309	3.61	3.62	3,388	3.69	3.70

Consumer Banking business:
Automobile	1,936	6.29	6.29	2,089	6.78	6.78	1,900	7.00	7.01	2,049	7.55	7.56
Home loan	50	0.14	0.70	320	0.87	4.46	59	0.13	0.77	380	0.86	4.94
Retail banking	25	0.68	0.68	54	1.48	1.50	30	0.76	0.77	81	2.07	2.09

Total consumer banking	2,011	2.82	4.83	2,463	3.46	5.92	1,989	2.65	5.14	2,510	3.34	6.49

Commercial Banking business:
Commercial and multifamily real estate	87	0.45	0.45	141	0.72	0.73	140	0.79	0.79	248	1.40	1.41
Commercial and industrial	22	0.10	0.10	61	0.28	0.28	73	0.37	0.37	135	0.68	0.69

Total commercial lending	109	0.26	0.27	202	0.49	0.49	213	0.57	0.57	383	1.02	1.03

Small-ticket commercial real estate	10	0.98	0.98	23	2.19	2.19	33	2.74	2.74	43	3.60	3.60

Total commercial banking	119	0.28	0.28	225	0.53	0.53	246	0.63	0.64	426	1.10	1.11

Other:
Other loans	6	3.45	4.37	21	13.15	16.64	11	5.72	6.95	36	19.25	23.38

Total	$4,869	2.54%	3.01%	$5,516	2.88%	3.41%	$5,555	2.70%	3.29%	$6,360	3.09%	3.77%

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

(2)	Calculated by excluding acquired loans from the denominator.

Table 19 presents an aging of 30+ day delinquent loans included in the above table.

Table 19: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$191,814	100.0%	$205,889	100.0%

Delinquency status:
30 – 59 days	$2,506	1.31%	$2,664	1.29%
60 – 89 days	1,271	0.66	1,440	0.70
90 + days	1,739	0.91	2,256	1.10

Total	$5,516	2.88%	$6,360	3.09%

Geographic region:
Domestic	$5,132	2.68%	$5,973	2.90%
International	384	0.20	387	0.19

Total	$5,516	2.88%	$6,360	3.09%

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total held-for-investment loan portfolio, including acquired loans.

Table 20 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of September 30, 2013 and December 31, 2012. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 20: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card	$1,160	1.49%	$1,510	1.65%
Consumer	1	—	1	—
Commercial	6	0.01	16	0.04

Total	$1,167	0.61%	$1,527	0.74%

Geographic region:(2)
Domestic	$1,069	0.56%	$1,427	0.69%
International	98	0.05	100	0.05

Total	$1,167	0.61%	$1,527	0.74%

(1)

Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest as of the end of the period by period-end loans held for investment for the specified loan category, including acquired loans as applicable.

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

Table 21 presents comparative information on nonperforming loans, by loan category, as of September 30, 2013 and December 31, 2012, and the ratio of nonperforming loans to our total loans. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.

Table 21: Nonperforming Loans and Other Nonperforming Assets(1)(2)

	September 30, 2013(3)		December 31, 2012
(Dollars in millions)	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Credit card business:
International credit card	$93	1.16%	$100	1.16%

Total credit card	93	0.12	100	0.11

Consumer Banking business:
Auto	153	0.50	149	0.55
Home loan	374	1.01	422	0.96
Retail banking	40	1.10	71	1.82

Total consumer banking	567	0.79	642	0.85

Commercial Banking business:
Commercial and multifamily real estate	70	0.36	137	0.77
Commercial and industrial	116	0.53	133	0.67

Total commercial lending	186	0.45	270	0.72
Small-ticket commercial real estate	15	1.49	12	0.97

Total commercial banking	201	0.47	282	0.73

Other:
Other loans	21	12.94	30	15.85

Total nonperforming loans held for investment(4)	$882	0.46%	$1,054	0.51%

Other nonperforming assets:
Foreclosed property(5)	$146	0.08%	$204	0.10%
Other assets(6)	131	0.07	109	0.05

Total other nonperforming assets	277	0.14	313	0.15

Total nonperforming assets	$1,159	0.60%	$1,367	0.66%

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

(2)

The nonperforming loan ratio, excluding acquired loans from the denominator, for home loan, total consumer banking, and total nonperforming loans held for investment was 5.21%, 1.36%, and 0.55%, respectively, as of September 30, 2013, compared with 5.48%, 1.66%, and 0.62%, respectively, as of December 31, 2012. The nonperforming asset ratio, excluding acquired loans from the denominator, was 0.66% and 0.71% as of September 30, 2013 and December 31, 2012, respectively.

(3)

We recognized interest income for loans classified as nonperforming of $27 million and $22 million in the first nine months of 2013 and 2012, respectively. Interest income foregone related to nonperforming loans was $44 million and $36 million in the first nine months of 2013 and 2012, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)	Nonperforming loans as a percentage of loans held for investment, excluding credit card loans from the denominator, was 0.77% and 0.92% as of September 30, 2013 and December 31, 2012, respectively.
(5)	Includes foreclosed properties related to acquired loans of $83 million and $167 million as of September 30, 2013 and December 31, 2012, respectively.
(6)

Beginning in the third quarter of 2013 we have begun including the net realizable value of auto loans that have been charged down as a result of a bankruptcy filing in addition to repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets. Prior period amounts have been adjusted to conform to current period presentation.

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

Table 22 presents our net charge-off amounts and rates, by business segment, in the third quarter and first nine months of 2013 and 2012.

Table 22: Net Charge-Offs

	Three Months Ended September 30,
	2013			2012
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$642	3.67%	3.68%	$612	3.04%	3.06%
International credit card	92	4.71	4.71	101	4.95	4.95

Total credit card	734	3.78	3.78	713	3.22	3.23

Consumer Banking business:
Automobile	152	2.01	2.01	115	1.79	1.79
Home loan	5	0.06	0.30	32	0.28	1.65
Retail banking	13	1.38	1.40	14	1.20	1.22

Total consumer banking	170	0.95	1.64	161	0.83	1.70

Commercial Banking business:
Commercial and multifamily real estate	(5)	(0.11)	(0.11)	(2)	(0.05)	(0.05)
Commercial and industrial	9	0.18	0.18	—	—	—

Total commercial lending	4	0.04	0.04	(2)	(0.03)	(0.03)

Small-ticket commercial real estate	4	1.26	1.26	3	0.79	0.79

Total commercial banking	8	0.07	0.07	1	—	—

Other:
Other loans	5	12.17	15.40	12	30.11	30.11

Total	$917	1.92%	2.29%	$887	1.75%	2.18%

Average loans held for investment	$191,135			$202,856
Average loans held for investment (excluding acquired loans)	160,422			162,698

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$2,218	4.14%	4.14%	$1,653	3.21%	3.22%
International credit card	288	4.79	4.79	328	5.32	5.32

Total credit card	2,506	4.20	4.21	1,981	3.43	3.45

Consumer Banking business:
Automobile	366	1.69	1.69	262	1.44	1.45
Home loan	13	0.04	0.23	59	0.19	1.04
Retail banking	44	1.58	1.60	41	1.29	1.30

Total consumer banking	423	0.77	1.40	362	0.69	1.34

Commercial Banking business:
Commercial and multifamily real estate	(3)	(0.02)	(0.02)	9	0.07	0.07
Commercial and industrial	13	0.08	0.09	1	0.01	0.01

Total commercial lending	10	0.04	0.04	10	0.04	0.04

Small-ticket commercial real estate	9	1.04	1.04	24	2.24	2.24

Total commercial banking	19	0.06	0.06	34	0.13	0.13

Other:
Other loans	17	13.31	16.69	28	24.11	24.11

Total	$2,965	2.05%	2.48%	$2,405	1.75%	2.17%

Average loans held for investment	$192,547			$182,870
Average loans held for investment (excluding acquired loans)	159,359			147,734

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding acquired loans from the denominator.

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

Table 23 presents the loan balances as of September 30, 2013 and December 31, 2012 with loan modifications made as part of our loss mitigation efforts, all of which are considered to be TDRs. Table 23 excludes loan modifications that do not meet the definition of a TDR and acquired loans accounted for based on expected cash flows, which we track and report separately.

Table 23: Loan Modifications and Restructurings

	September 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$791	47.0%	$873	48.7%
Auto	338	20.1	328	18.3
Home loan	217	12.9	145	8.1
Retail banking	65	3.9	65	3.6
Commercial banking	272	16.1	383	21.3

Total	$1,683	100.0%	$1,794	100.0%

Status of modified and restructured loans:
Performing	$1,189	70.6%	$1,419	79.1%
Nonperforming	494	29.4	375	20.9

Total	$1,683	100.0%	$1,794	100.0%

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

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

The majority of our modified home loans involve a combination of an interest rate reduction, term extension or principal reduction. The vast majority of modified auto and commercial loans include a reduction in interest rate or a term extension.

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

Impaired loans, including TDRs, totaled $1.8 billion as of September 30, 2013 and $2.0 billion as of December 31, 2012. TDRs accounted for $1.7 billion as of September 30, 2013 and $1.8 billion as of December 31, 2012 of impaired loans. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”

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

Table 24 displays changes in our allowance for loan and lease losses for the third quarter and first nine months of 2013 and 2012, which details by loan type, the provision for credit losses recognized in our consolidated statements of income each period and charge-offs recorded against the allowance for loan and lease losses.

Table 24: Allowance for Loan and Lease Losses Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period, as reported	$4,407	$4,998	$5,156	$4,250
Provision for credit losses(1)	829	1,028	2,442	3,293
Charge-offs:
Credit Card business:
Domestic credit card and installment loans	(895)	(833)	(3,047)	(2,367)
International credit card	(141)	(148)	(432)	(477)

Total credit card	(1,036)	(981)	(3,479)	(2,844)

Consumer Banking business:
Auto	(210)	(166)	(545)	(428)
Home loan	(6)	(37)	(18)	(80)
Retail banking	(18)	(18)	(62)	(58)

Total consumer banking	(234)	(221)	(625)	(566)

Commercial Banking business:
Commercial and multifamily real estate	(1)	(1)	(5)	(18)
Commercial and industrial	(12)	(4)	(22)	(23)

Total commercial lending	(13)	(5)	(27)	(41)
Small-ticket commercial real estate	(4)	(4)	(16)	(28)

Total commercial banking	(17)	(9)	(43)	(69)
Other loans	(7)	(13)	(22)	(31)

Total charge-offs	(1,294)	(1,224)	(4,169)	(3,510)

Recoveries:
Credit Card business:
Domestic credit card and installment loans	253	221	829	714
International credit card	49	47	144	149

Total credit card	302	268	973	863

Consumer Banking business:
Auto	58	51	179	166
Home loan	1	5	5	21
Retail banking	5	4	18	17

Total consumer banking	64	60	202	204

Commercial Banking business:
Commercial and multifamily real estate	6	2	8	8
Commercial and industrial	3	5	9	22

Total commercial lending	9	7	17	30
Small-ticket commercial real estate	—	1	7	5

Total commercial banking	9	8	24	35

Other loans	2	1	5	3

Total recoveries	377	337	1,204	1,105

Net charge-offs	(917)	(887)	(2,965)	(2,405)
Impact of loan transfers, sales and other changes(2)	14	15	(300)	16

Balance at end of period	$4,333	$5,154	4,333	$5,154

Allowance for loan and lease losses as a percentage of loans held for investment			2.26%	2.54%

(1)

The total provision for credit losses reported in our consolidated statements of income of $849 million and $2.5 billion in the third quarter and first nine months of 2013, respectively and $1.0 billion and $3.3 billion in the third quarter and first nine months of 2012, respectively, consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The provision for credit losses reported in the above table relates only to the provision for loan and lease losses. It does not include the provision for unfunded lending commitments of $20 million and $54 million in the third quarter and first nine months of 2013, respectively, and the negative provision for unfunded lending commitments of $14 million and $29 million in the third quarter and first nine months of 2012, respectively.
(2)

Consists of a reduction in the allowance of $289 million, which was attributable to the Portfolio Sale, in the first nine months of 2013, and a foreign translation gain of $14 million and a foreign translation loss of $11 million in the third quarter and first nine months of 2013, respectively. Consists of a foreign translation gain of $15 million and $16 million for the third quarter and first nine months of 2012, respectively.

Table 25 presents an allocation of our allowance for loan and lease losses by loan category as of September 30, 2013 and December 31, 2012.

Table 25: Allocation of the Allowance for Loan and Lease Losses

	September 30, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total HFI Loans(1)	Amount	% of Total HFI Loans(1)
Credit Card business:
Domestic credit card and installment loans	$2,842	4.06%	$3,526	4.24%
International credit card	403	5.02	453	5.26

Total credit card	3,245	4.16	3,979	4.34

Consumer Banking business:
Auto	585	1.90	486	1.79
Home loan	78	0.21	113	0.26
Retail banking	70	1.91	112	2.87

Total consumer banking	733	1.03	711	0.95

Commercial Banking business:
Commercial and multifamily real estate	139	0.71	239	1.35
Commercial and industrial	166	0.76	116	0.58

Total commercial lending	305	0.74	355	0.94
Small-ticket commercial real estate	36	3.50	78	6.52

Total commercial banking	341	0.80	433	1.12

Other loans	14	8.59	33	17.65

Total	$4,333	2.26%	$5,156	2.50%

Total allowance coverage ratios:
Period-end loans held for investment	$191,814	2.26%	$205,889	2.50%
Period-end loans held for investment (excluding acquired loans)	161,734	2.66	168,755	3.02
Nonperforming loans(2)	882	491.27	1,054	489.18
Allowance coverage ratios by loan category:
Credit card (30+ day delinquent loans)	$2,807	115.60%	$3,388	117.44%
Consumer banking (30+ day delinquent loans)	2,463	29.76	2,510	28.33
Commercial banking (nonperforming loans)	201	169.65	282	153.55

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)

As permitted by regulatory guidance issued by the FFIEC, our policy is generally not to classify domestic credit card loans as nonperforming. We generally accrue interest on domestic credit card loans through the date of charge-off, which is typically in the period that the loan becomes 180 days past due. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our credit card loans, was 123.36% as of September 30, 2013 and 111.67% as of December 31, 2012.

Our allowance decreased by $823 million to $4.3 billion as of September 30, 2013 from $5.2 billion as of December 31, 2012. The reduction in the allowance was mainly due to a reduction in loans balances, an improved credit outlook, and an allowance transfer of $289 million related to the Portfolio Sale. The allowance coverage ratio declined to 2.26% as of September 30, 2013, from 2.50% as of December 31, 2012.

LIQUIDITY RISK PROFILE

We have established liquidity guidelines that are intended to ensure we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of readily-marketable assets which can be used as a source of liquidity, if needed.

Table 26 below presents the composition of our liquidity reserves as of September 30, 2013 and December 31, 2012.

Table 26: Liquidity Reserves

(Dollars in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$5,718	$11,058
Investment securities available for sale, at fair value(1)	43,132	63,979
Investment securities held to maturity, at fair value(1)	18,662	9
Less: Pledged and encumbered investment securities	(12,986)	(13,811)

Unencumbered investment securities	48,808	50,177

Total liquidity reserves	$54,526	$61,235

(1)	The weighted average life of our securities was approximately 6.2 years and 4.3 years as of September 30, 2013 and December 31, 2012, respectively.

Our liquidity reserves decreased by $6.7 billion, or 11%, in the first nine months of 2013, to $54.5 billion as of September 30, 2013. This decrease was primarily attributable to a decrease in cash and cash equivalents as we held higher cash as of December 31, 2012 in anticipation of the January 2, 2013 redemption of the $3.65 billion in trust preferred securities. In the third quarter of 2013, we transferred securities with a fair value of $18.3 billion from securities available for sale to securities held to maturity. See “MD&A—Consolidated Balance Sheet Analysis” for additional information on our investment portfolio.

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

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 27 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for the first nine months of 2013 and full year 2012.

Table 27: Deposit Composition and Average Deposit Rates

	Nine Months Ended September 30, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,281	$21,293	N/A	10.1%	N/A
Negotiable order of withdrawal (“NOW”) accounts	44,001	43,221	$193	20.5	0.60%
Money market deposit accounts	100,888	103,005	488	49.0	0.63
Savings accounts	27,054	27,475	47	13.1	0.23
Consumer time deposits less than $100,000	7,930	9,596	133	4.6	1.85

Total core deposits	202,154	204,590	861	97.3	0.56
Public fund certificates of deposit of $100,000 or more	41	50	1	—	2.67
Certificates of deposit of $100,000 or more	3,512	4,115	88	2.0	2.85
Foreign time deposits	1,127	1,415	3	0.7	0.28

Total customer deposits	$206,834	$210,170	$953	100.0%	0.60%

	Twelve Months Ended December 31, 2012
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,467	$19,741	N/A	9.7%	N/A
Negotiable order of withdrawal (“NOW”) accounts	40,591	34,179	$212	16.8	0.62%
Money market deposit accounts	104,540	99,734	684	49.1	0.69
Savings accounts	28,285	30,457	101	15.0	0.33
Consumer time deposits less than $100,000	11,028	12,762	258	6.4	2.02

Total core deposits	206,911	196,873	1,255	97.0	0.64
Public fund certificates of deposit of $100,000 or more	51	70	—	—	—
Certificates of deposit of $100,000 or more	4,444	4,806	144	2.4	3.00
Foreign time deposits	1,079	1,305	4	0.6	0.31

Total customer deposits	$212,485	$203,054	$1,403	100.0%	0.69%

Total customer deposits decreased by $5.7 billion during the first nine months of 2013 to $206.8 billion as of September 30, 2013, from $212.5 billion as of December 31, 2012. Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are reported in money market deposit accounts and consumer time deposits in the above table. Brokered deposits totaled $7.7 billion, or 4% of total deposits, as of September 30, 2013. Brokered deposits totaled $10.0 billion, or 5% of total deposits, as of December 31, 2012.

The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the Federal Deposit Insurance Corporation, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both September 30, 2013 and December 31, 2012, and therefore were permitted to maintain brokered deposits. We expect to replace maturing brokered deposits with other sources of funding, which may include funding accessed through the capital markets.

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

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including junior subordinated debt and FHLB advances, but excluding securitized debt obligations, totaled $22.3 billion as of September 30, 2013, of which $8.9 billion represented short-term borrowings and $13.4 billion represented long-term debt. Other debt decreased by $16.2 billion in the third quarter of 2013 from a total $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

Table 28 provides information on short-term borrowings, which consist of borrowings with an original contractual maturity of one year or less and therefore, does not include the current portion of long-term debt. Our short-term borrowings typically have not represented a significant portion of our overall funding.

Table 28: Short-Term Borrowings

	Three Months Ended September 30,
	2013			2012
(Dollars in millions)	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount
Average during the period:
Federal funds purchased and repurchase agreements	$2,022	0.11%	$2,731	$800	0.12%	$967
FHLB advances	10,755	0.19	12,451	6,601	0.24	8,250

Total short-term borrowings	$12,777	0.18%		$7,401	0.23%

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Interest Rate	Maximum Month-End Outstanding Amount
Average during the period:
Federal funds purchased and repurchase agreements	$1,534	0.11%	$2,731	$969	0.17%	$1,228
FHLB advances	12,385	0.23	16,600	4,642	0.22	8,250

Total short-term borrowings	$13,919	0.22%		$5,611	0.21%

	September 30, 2013		December 31, 2012
(Dollars in millions)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Period-end balance:
Federal funds purchased and repurchase agreements	$1,686	0.05%	$1,248	0.28%
FHLB advances	7,201	0.17	19,900	0.27

Total short-term borrowings	$8,887	0.15%	$21,148	0.27%

Table 29 displays the maturity profile, based on contractual maturities, of our securitized debt obligations and other debt as of September 30, 2013.

Table 29: Contractual Maturity Profile of Outstanding Debt

	September 30, 2013
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,686	$—	$—	$—	$—	$—	$1,686
FHLB advances	7,201	—	—	—	—	—	7,201

Total short-term borrowings	8,887	—	—	—	—	—	8,887

Long-term debt:
Securitized debt obligations	2,721	252	3,128	3,199	—	244	9,544
Senior and subordinated notes:
Unsecured senior debt	2,570	1,653	1,951	890	588	2,031	9,683
Unsecured subordinated debt	102	—	1,135	—	—	1,475	2,712

Total senior and subordinated notes	2,672	1,653	3,086	890	588	3,506	12,395

Other long-term borrowings:
FHLB advances	945	15	7	36	12	4	1,019

Total long-term debt(1)	6,338	1,920	6,221	4,125	600	3,754	22,958

Total short-term borrowings and long-term debt	$15,225	$1,920	$6,221	$4,125	$600	$3,754	$31,845

Percentage of total	48%	6%	19%	13%	2%	12%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $239 million as of September 30, 2013.

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

In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $36.9 billion as of September 30, 2013. This borrowing capacity was secured by posting $28.3 billion of loans and $8.6 billion of securities as collateral. We had outstanding FHLB advances and letters of credit of $8.6 billion as of September 30, 2013, and $28.3 billion still available to us to borrow under this program. This funding source is non-revolving and funding availability is subject to market conditions. Our FHLB membership is secured by our investment in FHLB stock, which totaled $423 million and $1.3 billion as of September 30, 2013 and December 31, 2012, respectively.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 30 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2013 and December 31, 2012.

Table 30: Senior Unsecured Debt Credit Ratings

	September 30, 2013			December 31, 2012
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of October 31, 2013, Moody’s and Fitch had us on a stable outlook, while S&P had us on negative outlook.

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

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. We are exposed to changes in foreign exchange rates through our foreign operations. We manage our net exposures through the use of derivatives. The estimated reduction in our 12-month net income due to an adverse, stress-based simulation of foreign exchange rates calculated using the higher of historical and spot implied market volatilities and correlations to a 95% confidence interval was less than 2%, as of September 30, 2013 and December 31, 2012. The precision of this estimate is limited due to the inherent uncertainty of the underlying forecast assumptions.

Market Risk Management

We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the maturity and re-pricing characteristics of our various assets and liabilities through interest rate derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current asset/liability management policy includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $62.0 billion as of September 30, 2013, compared with $57.8 billion as of December 31, 2012.

Market Risk Measurement

We have prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates and foreign exchange rates on our net interest income and our economic value of equity (defined below).

We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008 and since then has remained in a target range of zero to 0.25%, we use a 50 basis point decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is not plausible. In scenarios where a 50 basis point decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.

Net Interest Income Sensitivity

Our net interest income sensitivity measure estimates the impact on our projected 12-month base-line adjusted net interest income resulting from movements in interest rates. Adjusted net interest income consists of net interest income adjusted to include changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume an instantaneous plus 200 basis point and minus 50 basis point shock, with the lower rate scenario limited to zero as described above.

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

In the third quarter of 2013 we updated models and associated assumptions for our direct deposits, mortgage loan and investment security prepayments which impacted our net interest income and economic value of equity sensitivity metrics. Our new direct deposit model was developed on account level data and incorporates lagged responses in both repricing and customer behavior as external market rates change. Additionally, we have updated our mortgage prepayment model. The modeling changes had a small impact on our economic value of equity sensitivity measure, but resulted in a larger impact to our next 12-month net interest income sensitivity, driven primarily from the deposit model change. Accordingly, our net interest income sensitivity metric shows more asset sensitivity over the first 12 months, moving from 2.0% in a +200 basis point instantaneous shock (under the old method) to 4.3% using the new assumptions. We have included the table below that shows net interest income and economic value of equity sensitivity as of September 30, 2013 with the new modeling assumptions as well as an estimate of the measures using the prior modeling assumptions.

Table 31 shows the estimated percentage impact on our projected base-line adjusted net interest income and economic value of equity, calculated under the hypothetical interest rate scenarios described above, as of September 30, 2013 and December 31, 2012. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.

Table 31: Interest Rate Sensitivity Analysis

(Dollars in millions)	New Method September 30, 2013	Old Method September 30, 2013	December 31, 2012
Impact on projected base-line adjusted net interest income:
+200 basis points	4.3%	2.0%	2.7%
–50 basis points	(1.5)	(1.7)	(1.7)
Impact on economic value of equity:
+200 basis points	(5.6)	(5.3)	(3.1)
–50 basis points	0.1	0.4	(1.4)

Our projected net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of September 30, 2013 and December 31, 2012.

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

SUPERVISION AND REGULATION

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted a final rule and an interim final rule (which largely was adopted in final form in July 2012) implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rules limited interchange fees per debit card transaction to $.21 plus five basis points of the transaction amount and provide for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling that requires the Federal Reserve to reconsider the current permissible interchange amount. On August 21, 2013, the Federal Reserve appealed this ruling and on September 19, 2013, the District Court stayed its ruling pending the appeal. It remains unclear how the ruling and appeal will impact our debit card business.

The Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation recently issued an interagency notice of proposed rulemaking that would implement a quantitative liquidity requirement consistent with the standard established by the Basel Committee on Banking Supervision. The proposed liquidity coverage ratio is designed to promote the short-term resilience of the liquidity risk profile of a covered company, which would include the Company and each of the Banks. The proposed liquidity coverage ratio would require a covered company to maintain an amount of high quality liquid assets (as defined in the rule) that is no less than 100 percent of its total net cash outflows over a prospective 30-calendar day period (as calculated in accordance with the proposed rule). We are in the process of evaluating this proposed rulemaking and assessing its potential impact on our operations.

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, expenses, capital measures, returns, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the ING Direct and 2012 U.S. card acquisitions (collectively, the “Acquisitions”); and the assumptions that underlie these matters.

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

•	the possibility that we may not fully realize the projected cost savings and other projected benefits of the Acquisitions;

•	difficulties and delays in integrating the assets and businesses acquired in the Acquisitions;

•	business disruption following the Acquisitions;

•	diversion of management time on issues related to the Acquisitions, including integration of the assets and businesses acquired;

•	reputational risks and the reaction of customers and counterparties to the Acquisitions;

•	disruptions relating to the Acquisitions negatively impacting our ability to maintain relationships with customers, employees and suppliers;

•	changes in asset quality and credit risk as a result of the Acquisitions

•	developments, changes or actions relating to any litigation matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

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

SUPPLEMENTAL TABLES

Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I

(Dollars in millions)	September 30, 2013	December 31, 2012
Stockholders’ equity to non-GAAP tangible common equity
Total stockholders’ equity	$41,750	$40,499
Adjustments: Goodwill and other intangible assets(1)	(15,760)	(16,224)
Noncumulative perpetual preferred stock	(853)	(853)

Tangible common equity	$25,137	$23,422

Total assets to tangible assets
Total assets	$289,888	$312,918
Adjustments: Goodwill and other intangible assets(1)	(15,760)	(16,224)

Tangible assets	$274,128	$296,694

Total quarterly average assets to average tangible assets
Average total assets	$294,939	$308,096
Adjustments: Average goodwill and other intangible assets(1)	(15,829)	(16,340)

Average tangible assets	$279,110	$291,756

Non-GAAP TCE ratio
Tangible common equity	$25,137	$23,422
Tangible assets	274,128	296,694
TCE ratio(2)	9.17%	7.89%
Regulatory capital ratios
Total stockholders’ equity	$41,750	$40,499
Adjustments: Net unrealized (gains) losses on investment securities available for sale recorded in AOCI(3)	736	(712)
Net losses on cash flow hedges recorded in AOCI(3)	123	2
Disallowed goodwill and other intangible assets(4)	(14,263)	(14,428)
Disallowed deferred tax assets	—	—
Noncumulative perpetual preferred stock(5)	(853)	(853)
Other	(5)	(12)

Tier 1 common capital	27,488	24,496
Adjustments: Noncumulative perpetual preferred stock(5)	853	853
Tier 1 restricted core capital items(6)	2	2

Tier 1 capital	28,343	25,351

Adjustments: Long-term debt qualifying as Tier 2 capital	1,909	2,119
Qualifying allowance for loan and lease losses	2,726	2,830
Other Tier 2 components	8	13

Tier 2 capital	4,643	4,962

Total risk-based capital	$32,986	$30,313

Risk-weighted assets(7)	$215,829	$223,472

Tier 1 common ratio(8)	12.74%	10.96%
Tier 1 risk-based capital ratio(9)	13.13	11.34
Total risk-based capital ratio(10)	15.28	13.56

(1)	Includes impact from related deferred taxes.
(2)	Calculated based on tangible common equity divided by tangible assets.
(3)	Amounts presented are net of tax.
(4)	Disallowed goodwill and other intangible assets are net of related deferred tax liability.
(5)	Noncumulative perpetual preferred stock qualifies as Tier 1 capital; however, it does not qualify as Tier 1 common capital.
(6)	Consists of noncontrolling minority interests.
(7)	Calculated based on prescribed regulatory guidelines.
(8)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(9)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(10)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Item 1. Financial Information and Supplementary Data

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2013	2012	2013	2012
Interest income:
Loans, including loans held for sale	$4,579	$4,903	$13,824	$12,817
Investment securities	396	335	1,161	968
Other	23	16	74	64

Total interest income	4,998	5,254	15,059	13,849

Interest expense:
Deposits	309	371	953	1,055
Securitized debt obligations	42	64	143	213
Senior and subordinated notes	76	85	240	260
Other borrowings	11	88	40	260

Total interest expense	438	608	1,376	1,788

Net interest income	4,560	4,646	13,683	12,061
Provision for credit losses	849	1,014	2,496	3,264

Net interest income after provision for credit losses	3,711	3,632	11,187	8,797

Non-interest income:
Service charges and other customer-related fees	530	557	1,614	1,511
Interchange fees, net	476	452	1,407	1,188
Total other-than-temporary impairment	(16)	(2)	(34)	(27)
Less: Portion of other-than-temporary impairment recorded in AOCI	5	(11)	(6)	(13)

Net other-than-temporary impairment recognized in earnings	(11)	(13)	(40)	(40)
Bargain purchase gain	0	0	0	594
Other	96	140	176	458

Total non-interest income	1,091	1,136	3,157	3,711

Non-interest expense:
Salaries and associate benefits	1,145	1,002	3,329	2,837
Occupancy and equipment	369	354	1,075	947
Marketing	299	316	946	971
Professional services	320	310	956	916
Communications and data processing	224	198	667	573
Amortization of intangibles	161	199	505	418
Acquisition-related	37	48	133	267
Other	592	618	1,623	1,762

Total non-interest expense	3,147	3,045	9,234	8,691

Income from continuing operations before income taxes	1,655	1,723	5,110	3,817
Income tax provision	525	535	1,600	931

Income from continuing operations, net of tax	1,130	1,188	3,510	2,886
Loss from discontinued operations, net of tax	(13)	(10)	(210)	(212)

Net income	1,117	1,178	3,300	2,674
Dividends and undistributed earnings allocated to participating securities	(5)	(5)	(14)	(12)
Preferred stock dividends	(13)	0	(39)	0

Net income available to common stockholders	$1,099	$1,173	$3,247	$2,662

Basic earnings per common share:
Income from continuing operations	$1.91	$2.05	$5.94	$5.18
Loss from discontinued operations	(0.02)	(0.02)	(0.36)	(0.38)

Net income per basic common share	$1.89	$2.03	$5.58	$4.80

Diluted earnings per common share:
Income from continuing operations	$1.88	$2.03	$5.87	$5.13
Loss from discontinued operations	(0.02)	(0.02)	(0.36)	(0.38)

Net income per diluted common share	$1.86	$2.01	$5.51	$4.75

Dividends paid per common share	$0.30	$0.05	$0.65	$0.15

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Net income	$1,117	$1,178	$3,300	$2,674
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	1,107	523	(849)	734
Net unrealized gains (losses) on securities held to maturity	(1,465)	0	(1,465)	0
Net unrealized gains (losses) on cash flow hedges	84	93	(195)	188
Foreign currency translation adjustments	124	63	(19)	74
Other	(1)	(23)	6	(57)

Other comprehensive income (loss) before taxes	(151)	656	(2,522)	939
Income tax provision (benefit) related to other comprehensive income	(104)	225	(944)	327

Other comprehensive income (loss), net of tax	(47)	431	(1,578)	612

Comprehensive income	$1,070	$1,609	$1,722	$3,286

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,855	$3,440
Interest-bearing deposits with banks	2,481	7,617
Federal funds sold and securities purchased under agreements to resell	382	1

Total cash and cash equivalents	5,718	11,058
Restricted cash for securitization investors	390	428
Securities available for sale, at fair value	43,132	63,979
Securities held to maturity, at carrying value	18,276	9
Loans held for investment:
Unsecuritized loans held for investment	152,332	162,059
Restricted loans for securitization investors	39,482	43,830

Total loans held for investment	191,814	205,889
Less: Allowance for loan and lease losses	(4,333)	(5,156)

Net loans held for investment	187,481	200,733
Loans held for sale, at lower of cost or fair value	180	201
Premises and equipment, net	3,792	3,587
Interest receivable	1,304	1,694
Goodwill	13,906	13,904
Other	15,709	17,325

Total assets	$289,888	$312,918

Liabilities:
Interest payable	$276	$450
Customer deposits:
Non-interest bearing deposits	22,281	22,467
Interest bearing deposits	184,553	190,018

Total customer deposits	206,834	212,485
Securitized debt obligations	9,544	11,398
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,686	1,248
Senior and subordinated notes	12,395	12,686
Other borrowings	8,220	24,578

Total other debt	22,301	38,512
Other liabilities	9,183	9,574

Total liabilities	248,138	272,419

Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 875,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	0	0
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 635,821,013 and 631,806,585 shares issued as of September 30, 2013 and December 31, 2012, respectively, and 581,943,560 and 582,207,133 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital, net	26,426	26,188
Retained earnings	19,731	16,853
Accumulated other comprehensive income (loss)	(839)	739
Less: Treasury stock, at cost; par value $.01 per share; 53,877,453 and 49,599,452 shares as of September 30, 2013 and December 31, 2012, respectively	(3,574)	(3,287)

Total stockholders’ equity	41,750	40,499

Total liabilities and stockholders’ equity	$289,888	$312,918

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in millions, except per share data)	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	875,000	$0	631,806,585	$6	$26,188	$16,853	$739	$(3,287)	$40,499
Comprehensive income (loss)						3,300	(1,578)		1,722
Cash dividends—common stock $0.65 per share						(383)			(383)
Cash dividends—preferred stock 6% per annum						(39)			(39)
Purchases of treasury stock								(287)	(287)
Issuances of common stock and restricted stock, net of forfeitures			2,594,420	0	64				64
Exercise of stock options and tax benefits of exercises and restricted stock vesting			1,420,008	0	73				73
Compensation expense for restricted stock awards and stock options					101				101

Balance as of September 30, 2013	875,000	$0	635,821,013	$6	$26,426	$19,731	$(839)	$(3,574)	$41,750

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Operating activities:
Income from continuing operations, net of tax	$3,510	$2,886
Loss from discontinued operations, net of tax	(210)	(212)

Net income	3,300	2,674

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,496	3,264
Depreciation and amortization, net	1,647	1,257
Net gains on sales of securities available for sale	(3)	(42)
Impairment losses on securities available for sale	40	40
Bargain purchase gain	0	(594)
Loans held for sale:
Originations	(972)	(1,242)
Gains on sales	(23)	(47)
Proceeds from sales and paydowns	7,800	2,189
Stock plan compensation expense	172	153
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in interest receivable	390	(415)
(Increase) decrease in other assets	1,164	224
Increase (decrease) in interest payable	(174)	(98)
Increase (decrease) in other liabilities	(282)	1,678
Net cash (used in) provided by operating activities attributable to discontinued operations	(291)	(22)

Net cash provided by operating activities	15,264	9,019

Investing activities:
Purchases of securities available for sale	(13,084)	(19,131)
Proceeds from paydowns and maturities of securities available for sale	11,785	12,945
Proceeds from sales of securities available for sale	1,355	14,274
Net (increase) decrease in loans held for investment	2,294	(3,289)
Principal recoveries of loans previously charged off	1,204	1,105
Additions of premises and equipment	(622)	(359)
Net cash paid for acquisitions	0	(17,603)

Net cash provided by (used in) investing activities	2,932	(12,058)

Financing activities:
Increase in restricted cash for securitization investors	38	31
Net increase (decrease) in deposits	(5,662)	601
Issuance of securitized debt obligations	1,450	0
Maturities and paydowns of securitized debt obligations	(3,304)	(3,841)
Issuance of senior and subordinated notes	934	1,250
Redemption of junior subordinated debentures	(3,641)	0
Maturities and redemptions of senior and subordinate notes	(500)	(632)
Net increase (decrease) in other borrowings	(12,279)	1,759
Net proceeds from issuances of common stock	64	3,217
Net proceeds from issuances of preferred stock	0	853
Proceeds from share-based payment activities	73	57
Dividends paid on common stock	(383)	(82)
Dividends paid on preferred stock	(39)	0
Purchases of treasury stock	(287)	(43)

Net cash provided by (used in) financing activities	(23,536)	3,170

Increase (decrease) in cash and cash equivalents	(5,340)	131
Cash and cash equivalents at beginning of the period	11,058	5,838

Cash and cash equivalents at end of the period	$5,718	$5,969

Supplemental cash flow information:
Non-cash items:
Fair value of common stock issued in business acquisition	$0	$2,638
Net transfers of loans held for investment to loans held for sale	6,808	52
Transfer from securities available for sale to securities held to maturity	18,275	0
Redemption of senior and subordinated notes	(1,969)	0
Issuance of senior and subordinated notes	1,968	0

See Notes to Condensed Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2013, our principal subsidiaries included:

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

On February 17, 2012, we completed the acquisition of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (the “ING Direct acquisition”). The ING Direct acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date.

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

On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (“Portfolio Sale”). Pursuant to the agreement with Citibank, N.A, we received $6.4 billion for the net portfolio assets.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. All significant intercompany account balances and transactions have been eliminated.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Offsetting Financial Assets and Liabilities

Effective January, 2013 we were required to disclose both gross and net information about instruments and transactions eligible for offset on the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures are required irrespective of whether such instruments are presented gross or net on the balance sheet. The guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity as it only affects our disclosures. See “Note 9—Derivative Instruments and Hedging Activities” for further details.

New Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued guidance permitting the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, “OIS”) as a benchmark interest rate for hedge accounting purposes. The addition of OIS expands the number of benchmark interest rates to three, including the US Treasury rate and London Interbank Offered Rate swap rate. The guidance also removes the previous restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. See “Note 9—Derivative Instruments and Hedging Activities” for further details regarding the impact derivative contracts designated as qualifying accounting hedges have on our financial condition and results of operations.

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

NOTE 2—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), which we acquired in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three and nine months ended September 30, 2013 and 2012. We have no significant continuing involvement in these operations.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of out wholesale mortgage banking unit:

Table 2.1: Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Non-interest expense, net	$(20)	$(16)	$(335)	$(337)

Loss from discontinued operations before taxes	(20)	(16)	(335)	(337)
Income tax benefit	(7)	(6)	(125)	(125)

Loss from discontinued operations	$(13)	$(10)	$(210)	$(212)

The loss from discontinued operations includes an expense of $9 million ($6 million, net of tax) for the third quarter of 2013 and $303 million ($190 million, net of tax) and $307 million ($194 million, net of tax) for the first nine months of 2013 and 2012, respectively, attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale mortgage banking unit. See “Note 14—Commitments, Contingencies and Guarantees” for further details.

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets, which consisted primarily of income tax assets, of $315 million and $309 million as of September 30, 2013 and December 31, 2012, respectively. Liabilities, which primarily consisted of reserves for representations and warranties on loans previously sold to third parties, totaled $935 million and $644 million as of September 30, 2013 and December 31, 2012, respectively.

NOTE 3—INVESTMENT SECURITIES

Our investment portfolio consisted primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; agency and non-agency mortgage-backed securities (“MBS”); other asset-backed securities and other investments. The carrying value of our investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 76% and 77% of our total investment securities as of September 30, 2013, and December 31, 2012, respectively.

Our investment security portfolio includes securities available for sale as well as securities held to maturity. We reported securities available for sale in our condensed consolidated balance sheets at fair value with unrealized gains and losses recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value is amortized cost, includes any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from securities available for sale to securities held to maturity. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in AOCI and in the carrying value of the securities held to maturity. Such unrealized gains/(losses) are accreted over the remaining life of the security with no impact on future net income.

In the third quarter of 2013, we transferred securities with a fair value of $18.3 billion on the date of transfer, from securities available for sale to securities held to maturity. We transferred these securities to held to maturity

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

to reduce the impact of price volatility on accumulated other comprehensive income and in consideration of potential changes to regulatory capital requirements under the final Basel III capital standards. The securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer.

Table 3.1 Overview of Investment Portfolio

(Dollars in millions)	September 30, 2013	December 31, 2012
Securities available for sale, at fair value	$43,132	$63,979
Securities held to maturity, at carrying value	18,276	9

Total investments	$61,408	$63,988

Table 3.2 Investment Securities Available for Sale

	September 30, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$834	$3	$0	$837
U.S. agency debt obligations(2)	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies(3)	1,311	1	(40)	1,272
Residential mortgage-backed securities (“RMBS”):
Agency(4)	22,009	282	(230)	22,061
Non-agency	3,277	373	(27)	3,623

Total RMBS	25,286	655	(257)	25,684

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	4,130	27	(60)	4,097
Non-agency	1,697	19	(55)	1,661

Total CMBS	5,827	46	(115)	5,758

Other asset-backed securities (“ABS”)(5)	7,642	48	(34)	7,656
Other securities(6)	1,951	21	(48)	1,924

Total investment securities available for sale	$42,852	$774	$(494)	$43,132

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$1,548	$4	$0	$1,552
U.S. agency debt obligations(2)	301	2	(1)	302
Corporate debt securities guaranteed by U.S. government agencies(3)	1,003	10	(1)	1,012
Residential mortgage-backed securities (“RMBS”):
Agency(4)	39,408	652	(58)	40,002
Non-agency	3,607	312	(48)	3,871

Total RMBS	43,015	964	(106)	43,873

Commercial mortgage-backed securities (“CMBS”):
Agency(4)	6,045	103	(4)	6,144
Non-agency	1,425	62	(2)	1,485

Total CMBS	7,470	165	(6)	7,629

Other asset-backed securities (“ABS”)(5)	8,393	70	(5)	8,458
Other securities(6)	1,120	34	(1)	1,153

Total investment securities available for sale	$62,850	$1,249	$(120)	$63,979

(1)

Includes cumulative non-credit other-than-temporary (“OTTI”) losses recorded in AOCI. We have $20 million and $38 million of non-credit OTTI losses related to non-agency RMBS as of September 30, 2013 and December 31, 2012, respectively.

(2)	Includes debt securities issued by Fannie Mae, Freddie Mac, and the Department of Housing and Urban Development.
(3)	Consists of corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(4)	Includes MBS issued by Fannie Mae and Freddie Mac and MBS guaranteed by Ginnie Mae.
(5)

The other asset-backed securities portfolio was collateralized by approximately 66% credit card loans, 15% auto dealer floor plan inventory loans and leases, 6% auto loans, 4% equipment loans, 1% student loans and 8% of other assets as of September 30, 2013. In comparison, the distribution was approximately 64% credit card loans, 18% auto dealer floor plan inventory loans and leases, 6% auto loans, 5% equipment loans, 1% student loans, 2% commercial paper and 4% of other assets as of December 31, 2012. Approximately 87% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2013, compared with 82% as of December 31, 2012.

(6)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

Table 3.3 Investment Securities Held to Maturity

	September 30, 2013
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Residential mortgage-backed securities (“RMBS”):
Agency(2)	$18,053	$(1,331)	$16,722	$355	$(2)	$17,075
Commercial mortgage-backed securities (“CMBS”):
Agency(2)	1,688	(134)	1,554	33	0	1,587

Total investment securities held to maturity	$19,741	$(1,465)	$18,276	$388	$(2)	$18,662

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Other asset-backed securities (“ABS”)	$9	$0	$9	$0	$0	$9

Total investment securities held to maturity	$9	$0	$9	$0	$0	$9

(1)	Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.
(2)	Includes MBS issued by Fannie Mae and Freddie Mac and MBS guaranteed by Ginnie Mae.

Investment Securities in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012.

Table 3.4: Securities in Unrealized Loss Position

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. agency debt obligations(1)	$0	$0	$0	$0	$0	$0
Corporate debt securities guaranteed by U.S. government agencies(2)	1,151	(40)	0	0	1,151	(40)
RMBS:
Agency(3)	9,461	(225)	499	(5)	9,960	(230)
Non-agency	244	(15)	343	(12)	587	(27)

Total RMBS	9,705	(240)	842	(17)	10,547	(257)

CMBS:
Agency(3)	2,745	(59)	35	(1)	2,780	(60)
Non-agency	1,119	(55)	0	0	1,119	(55)

Total CMBS	3,864	(114)	35	(1)	3,899	(115)

Other ABS	3,155	(31)	251	(3)	3,406	(34)
Other securities	1,134	(47)	26	(1)	1,160	(48)

Total investment securities available for sale in a gross unrealized loss position	$19,009	$(472)	$1,154	$(22)	$20,163	$(494)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. agency debt obligations(1)	$199	$(1)	$0	$0	$199	$(1)
Corporate debt securities guaranteed by U.S. government agencies(2)	172	(1)	0	0	172	(1)
RMBS:
Agency(3)	8,720	(46)	884	(12)	9,604	(58)
Non-agency	196	(19)	471	(29)	667	(48)

Total RMBS	8,916	(65)	1,355	(41)	10,271	(106)

CMBS:
Agency(3)	1,009	(4)	0	0	1,009	(4)
Non-agency	201	(2)	0	0	201	(2)

Total CMBS	1,210	(6)	0	0	1,210	(6)

Other ABS	1,102	(4)	99	(1)	1,201	(5)
Other securities	103	0	13	(1)	116	(1)

Total investment securities available for sale in a gross unrealized loss position	$11,702	$(77)	$1,467	$(43)	$13,169	$(120)

(1)	Includes debt securities issued by Fannie Mae, Freddie Mac, and the Department of Housing and Urban Development.
(2)	Includes corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(3)	Includes MBS issued by Fannie Mae and Freddie Mac and MBS guaranteed by Ginnie Mae.

As of September 30, 2013, our securities held to maturity had a fair value of $18.7 billion and unrealized losses of $1.5 billion. The unrealized losses related to our securities held to maturity have been in a loss position for less than 12 months as of September 30, 2013.

The gross unrealized losses on our securities available for sale of $494 million as of September 30, 2013 relate to 898 individual securities. The gross unrealized losses on our available-for-sale securities investment of $120 million as of December 31, 2012 relate to 532 individual securities. Our investments in non-agency MBS, non-agency asset-backed securities, and other securities accounted for $164 million, or 33%, of total gross unrealized losses as of September 30, 2013. Of the $494 million gross unrealized losses as of September 30, 2013, $22 million related to investment securities that had been in a loss position for 12 months or longer. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded OTTI for a portion of our non-agency residential MBS, which is discussed in more detail in the “Other-Than-Temporary Impairment” section of this footnote.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Maturities and Yields of Investment Securities

The following tables summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2013:

Table 3.5: Contractual Maturities of Securities Available for Sale

(Dollars in millions)	September 30, 2013
Investment securities available for sale	Amortized Cost	Fair Value
Due in 1 year or less	$2,064	$2,067
Due after 1 year through 5 years	6,230	6,238
Due after 5 years through 10 years	4,271	4,204
Due after 10 years(1)	30,287	30,623

Total	$42,852	$43,132

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Table 3.6: Contractual Maturities of Securities Held to Maturity

(Dollars in millions)	September 30, 2013
Investment securities held to maturity	Carrying Value	Fair Value
Due in 1 year or less	$0	$0
Due after 1 year through 5 years	0	0
Due after 5 years through 10 years	1,045	1,071
Due after 10 years	17,231	17,591

Total	$18,276	$18,662

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the weighted average yields of our investment securities as of September 30, 2013.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 3.7: Expected Maturities and Weighted Average Yields of Securities

	September 30, 2013
	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
(Dollars in millions)	Amount	Amount	Amount	Amount	Amount
Fair value of securities available for sale:
U.S. Treasury debt obligations	$0	$837	$0	$0	$837
U.S. agency debt obligations(2)	1	0	0	0	1
Corporate debt securities guaranteed by U.S. government agencies(3)	0	228	1,030	14	1,272
RMBS:
Agency(4)	87	6,371	15,603	0	22,061
Non-agency	56	1,803	1,600	164	3,623

Total RMBS	143	8,174	17,203	164	25,684

CMBS:
Agency(4)	352	2,761	984	0	4,097
Non-agency	142	293	1,208	18	1,661

Total CMBS	494	3,054	2,192	18	5,758

Other ABS	1,949	4,773	818	116	7,656
Other securities(5)	531	484	787	122	1,924

Total securities available for sale	3,118	17,550	22,030	434	43,132

Amortized cost of securities available for sale	$3,117	$17,334	$22,007	$394	$42,852

Weighted average yield for securities available for sale(1)	1.44%	2.45%	2.99%	5.19%	2.68%

Carrying value of securities held to maturity:
RMBS:
Agency(4)	$0	$0	$11,559	$5,163	$16,722
CMBS:
Agency(4)	0	402	1,144	8	1,554
Total securities held for maturity	0	402	12,703	5,171	18,276

Fair value of securities held to maturity	$0	$407	$12,969	$5,286	$18,662

Weighted average yield for securities held to maturity(1)	0.00%	2.11%	2.34%	2.71%	2.44%

(1)	Yields are calculated based on the amortized cost of each security.
(2)	Includes debt securities issued by Fannie Mae, Freddie Mac, and the Department of Housing and Urban Development.
(3)	Includes corporate debt securities guaranteed by other U.S. government agencies, such as the Export-Import Bank of the United States.
(4)	Includes MBS issued by Fannie Mae and Freddie Mac and MBS guaranteed by Ginnie Mae.
(5)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (“FTE”) basis.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position at least quarterly, and more often as market conditions require, to assess whether the impairment is other-than-temporary. Our OTTI assessment is a subjective process which requires the careful use of judgments and assumptions. Accordingly, we consider a number of qualitative and quantitative criteria in our assessment, including the extent and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings of the issuer and any failure or delay of the issuer to make scheduled interest or principal payments; the value of underlying collateral; our intent and ability to hold the security; and current market conditions.

We assess and recognize OTTI in accordance with the accounting guidance for recognition and presentation of OTTI. Under this guidance, OTTI is recognized in earnings for debt securities that we intent to sell or we believe it is more-likely-than-not that we will be required to sell prior to recovery of the amortized cost basis. For those securities that we do not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit related impairment recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted based on the effective yield. The non-credit component represents the difference between the security’s fair value and the present value of expected future cash flows.

We recorded net OTTI in earnings totaling $11 million and $13 million for the three months ended September 30, 2013 and 2012, respectively, and $40 million for both of the nine months ended September 30, 2013 and 2012. We estimate the portion of losses attributable to credit using a discounted cash flow model and we estimate the expected cash flows from the underlying collateral using internal information to derive key assumptions. Our calculation takes into consideration security specific delinquencies, product specific delinquency roll rates and expected severities. Key assumptions used in estimating the expected cash flows include default rates, loss severity and prepayment rates. Assumptions used can vary widely based on the collateral underlying the securities and are influenced by factors such as collateral type, loan interest rate, geographical location of the borrower, and borrower characteristics.

We believe the $474 million gross unrealized losses as of September 30, 2013 related to securities available for sale for which we have not recognized OTTI are attributable to issuer specific credit spreads and changes in market interest rates and asset spreads. Therefore, we currently do not expect to incur credit losses related to these securities. In addition, we have no intent to sell these securities with unrealized losses, and it is not likely that we will be required to sell these securities prior to recovery of their amortized cost. Accordingly, we have concluded that the impairment on these securities is not other than temporary.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents activity for the three and nine months ended September 30, 2013 and 2012, related to the credit component of OTTI recognized in earnings on investment debt securities:

Table 3.8 Credit Impairment Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Credit loss component, beginning of period	$149	$95	$120	$68
Additions:
Initial credit impairment	3	6	14	16
Subsequent credit impairment	8	7	26	24

Total additions	11	13	40	40

Reductions:
Sales of credit-impaired securities	0	0	0	0

Total reductions	0	0	0	0

Credit loss component, end of period	$160	$108	$160	$108

AOCI Related to Securities

The table below presents for the three and nine months ended September 30, 2013 and 2012, the changes in AOCI related to our debt securities. The net unrealized gains and losses represent fair value adjustments recorded during the period. The net realized gains and losses reclassified from AOCI into earnings includes accretion of the unrealized losses on securities held to maturity into earnings.

Table 3.9: AOCI Related to Securities, Net of Tax

	Three Months Ended September 30,
	2013			2012
(Dollars in millions)	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
Beginning balance AOCI related to securities	$(517)	$0	$(517)	$418	$0	$418
Net unrealized gains (losses)	(224)	0	(224)	327	0	327
Transfers from available for sale to held to maturity	916	(916)	0	0	0	0
Net realized (gains) losses reclassified from AOCI into earnings(1)	0	1	1	(1)	0	(1)

Ending balance AOCI related to securities	$175	$(915)	$(740)	$744	$0	$744

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
Beginning balance AOCI related to securities	$703	$0	$703	$286	$0	$286
Unrealized gains (losses)	(1,442)	0	(1,442)	485	0	485
Transfers from available for sale to held to maturity	916	(916)	0	0	0	0
Net realized (gains) losses reclassified from AOCI into earnings(1)	(2)	1	(1)	(27)	0	(27)

Ending balance AOCI related to securities	175	(915)	(740)	744	0	744

(1)

The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

Realized Gains and Losses on Securities

The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale recognized in earnings for the three and nine months ended September 30, 2013 and 2012. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of securities available for sale for the periods presented. The investment securities we sold were predominantly agency MBS. We did not sell any investment securities that are held to maturity for the nine months ended September 30, 2013 and 2012.

Table 3.10: Realized Gains and Losses on Securities Available for Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Gross realized investment gains	$0	$2	$6	$51
Gross realized investment losses	0	(1)	(3)	(9)

Net realized gains	$0	$1	$3	$42

Total proceeds from sales	$35	$16	$1,355	$14,274

Securities Pledged and Received

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $11.6 billion and $13.8 billion as of September 30, 2013 and December 31, 2012, respectively. We pledged securities held to maturity with a carrying value of $7.1 billion as of September 30, 2013, and we did not pledge any securities held to maturity as of December 31, 2012. All the securities pledged were primarily related to FHLB transactions and Public Fund deposits. We accepted pledges of securities with a fair value of $37 million and $238 million as of September 30, 2013 and December 31, 2012, respectively, primarily related to our derivative transactions.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Acquired

Our investment portfolio includes certain securities acquired in the ING Direct acquisition and other securities we purchased that were deemed to be credit impaired as of the purchase date. In accordance with accounting guidance for purchased credit-impaired securities, we recorded these securities at fair value as of the purchase date and determined the contractually required payments due based on the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimated the undiscounted cash flows we expect to collect. The difference between the contractually required payments due and the cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses expected to be incurred over the life of the security. The excess of cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income over the remaining life of the security using the effective interest method. Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in expected cash flows attributable to credit result in the recognition of other-than-temporary impairment. Increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield.

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired investment debt securities as of September 30, 2013.

Table 3.11: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	September 30, 2013	December 31, 2012
Contractual principal and interest	$4,882	$5,242

Carrying value	$2,865	$2,887

Amortized Cost	$2,491	$2,585

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:

Table 3.12: Changes in Accretable Yield of Acquired Securities

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield as of December 31, 2011	$0
Additions from new acquisitions(1)	1,743
Accretion recognized in earnings	(202)
Reductions due to disposals, transfers, and other non-credit related changes	0
Net reclassifications (to)/from nonaccretable difference	(29)

Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions	82
Accretion recognized in earnings	(184)
Reductions due to disposals, transfers, and other non-credit related changes	1
Net reclassifications (to)/from nonaccretable difference	31

Accretable yield as of September 30, 2013	$1,442

(1)	Includes securities acquired in the ING Direct acquisition as well as other securities purchased.

NOTE 4—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans held for investment, loans held for sale and loans held in our securitization. Our loan portfolio, by business segment, consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loans Acquired in Business Acquisitions

Our portfolio of loans held for investment includes loans acquired in the Chevy Chase Bank (“CCB”), ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value as of the date of each acquisition.

Acquired Loans Accounted for Based on Expected Cash Flows

We use the term “acquired loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, which are accounted for based on expected cash flows to be collected. Acquired loans accounted for based on expected cash flows to be collected was $30.1 billion as of September 30, 2013, compared with $37.1 billion as of December 31, 2012.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

decreases in expected loan principal cash flows would trigger the recognition of impairment through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We reduced the allowance and provision for credit losses by $10 million for the three months ended September 30, 2013 and reduced the allowance and provision for credit losses by $25 million for the nine months ended September 30, 2013 related to certain pools of acquired loans. The cumulative impairment recognized on acquired loans totaled $32 million and $57 million as of September 30, 2013 and December 31, 2012, respectively. The credit performance of the remaining pools has generally been more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

Table 4.1 below presents the composition of our portfolio of loans held for investment, which includes restricted loans for securitization investors, as of September 30, 2013 and December 31, 2012.

Table 4.1: Loan Portfolio Composition

(Dollars in millions)	September 30, 2013	December 31, 2012
Credit Card business:
Domestic credit card loans	$69,538	$82,328
International credit card loans	8,031	8,614

Total credit card loans	77,569	90,942

Domestic installment loans	398	813

Total credit card	77,967	91,755

Consumer Banking business:
Auto	30,803	27,123
Home loan	36,817	44,100
Other retail	3,665	3,904

Total consumer banking	71,285	75,127

Commercial Banking business:(1)
Commercial and multifamily real estate	19,523	17,732
Commercial and industrial	21,848	19,892

Total commercial lending	41,371	37,624
Small-ticket commercial real estate	1,028	1,196

Total commercial banking	42,399	38,820
Other:
Other loans	163	187

Total loans	$191,814	$205,889

(1)	Includes construction loans and land development loans totaling $2.2 billion and $2.1 billion as of September 30, 2013 and December 31, 2012, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We transferred the net assets subject to the sale agreement to the held for sale category upon meeting the pertinent criteria for this classification during the first quarter of 2013. The loan portfolio was transferred to held for sale based upon the carrying value of the loans, including the transfer of the allowance for loan losses. All other net assets subject to the sale agreement were transferred to held for sale at fair value less costs to sell. During the held for sale period, we continued to recognize interest and fee income on the transferred loans, and did not recognize any impacts from charge-offs and recoveries unless these net charge-offs exceeded the associated transferred allowance for loan losses. The amortization and accretion on the related intangibles ceased upon the transfer to the held for sale category. The sale of the portfolio to Citibank was completed on September 6, 2013. We recognized $19 million of lower of cost or market adjustments related to the portfolio assets. We had total loans held for sale of $180 million and $201 million as of September 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming. We present the information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of September 30, 2013 and December 31, 2012.

Loans 90 days or more past due totaled approximately $1.7 billion and $2.3 billion as of September 30, 2013 and December 31, 2012, respectively. Loans classified as nonperforming totaled $882 million and $1.1 billion as of September 30, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.2: Credit Quality

	September 30, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	≥ 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card	$67,440	$812	$549	$1,062	$2,423	$73	$69,936	$1,062	$0
International credit card	7,647	147	90	147	384	0	8,031	98	93

Total credit card	75,087	959	639	1,209	2,807	73	77,967	1,160	93

Consumer Banking:
Auto	28,708	1,351	585	153	2,089	6	30,803	0	153
Home loan	6,853	56	28	236	320	29,644	36,817	0	374
Retail banking	3,579	20	7	27	54	32	3,665	1	40

Total consumer banking	39,140	1,427	620	416	2,463	29,682	71,285	1	567

Commercial Banking:
Commercial and multifamily real estate	19,280	81	5	55	141	102	19,523	5	70
Commercial and industrial	21,599	21	2	38	61	188	21,848	1	116

Total commercial lending	40,879	102	7	93	202	290	41,371	6	186

Small-ticket commercial real estate	1,005	14	2	7	23	0	1,028	0	15

Total commercial banking	41,884	116	9	100	225	290	42,399	6	201

Other:
Other loans	107	4	3	14	21	35	163	0	21

Total	$156,218	$2,506	$1,271	$1,739	$5,516	$30,080	$191,814	$1,167	$882

% of Total loans	81.4%	1.3%	0.7%	0.9%	2.9%	15.7%	100.0%	0.6%	0.5%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	≥ 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card	$79,852	$932	$659	$1,410	$3,001	$288	$83,141	$1,410	$0
International credit card	8,227	145	89	153	387	0	8,614	100	100

Total credit card	88,079	1,077	748	1,563	3,388	288	91,755	1,510	100

Consumer Banking:
Auto	25,057	1,341	559	149	2,049	17	27,123	0	149
Home loan	7,317	63	29	288	380	36,403	44,100	0	422
Retail banking	3,789	26	10	45	81	34	3,904	1	71

Total consumer banking	36,163	1,430	598	482	2,510	36,454	75,127	1	642

Commercial Banking:
Commercial and multifamily real estate	17,357	64	77	107	248	127	17,732	2	137
Commercial and industrial	19,525	57	3	75	135	232	19,892	14	133

Total commercial lending	36,882	121	80	182	383	359	37,624	16	270

Small-ticket commercial real estate	1,153	28	9	6	43	0	1,196	0	12

Total commercial banking	38,035	149	89	188	426	359	38,820	16	282

Other:
Other loans	118	8	5	23	36	33	187	0	30

Total	$162,395	$2,664	$1,440	$2,256	$6,360	$37,134	$205,889	$1,527	$1,054

% of Total loans	78.9%	1.3%	0.7%	1.1%	3.1%	18.0%	100.0%	0.7%	0.5%

(1)	Acquired loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of as of September 30, 2013 and December 31, 2012. We also present comparative net charge-offs for the third quarter and first nine months of 2013 and 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	September 30, 2013
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$7,585	9.7%	$7	0.0%	$7,592	9.7%
New York	5,060	6.5	7	0.0	5,067	6.5
Texas	4,757	6.1	5	0.0	4,762	6.1
Florida	4,086	5.2	4	0.0	4,090	5.2
Illinois	3,441	4.4	3	0.0	3,444	4.4
Pennsylvania	3,253	4.2	3	0.0	3,256	4.2
Ohio	2,811	3.6	3	0.0	2,814	3.6
New Jersey	2,607	3.4	2	0.0	2,609	3.4
Michigan	2,478	3.2	2	0.0	2,480	3.2
Other	33,785	43.3	37	0.1	33,822	43.4

Total domestic credit card and installment loans	69,863	89.6	73	0.1	69,936	89.7

International credit card:
United Kingdom	3,447	4.4	0	0.0	3,447	4.4
Canada	4,584	5.9	0	0.0	4,584	5.9

Total international credit card	8,031	10.3	0	0.0	8,031	10.3

Total credit card and installment loans	$77,894	99.9%	$73	0.1%	$77,967	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,786	3.57%	$21	0.03%	$2,807	3.60%
90+ day delinquencies(2)	1,201	1.54	8	0.01	1,209	1.55

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$9,245	10.0%	$31	0.1%	$9,276	10.1%
Texas	5,910	6.5	23	0.0	5,933	6.5
New York	5,846	6.4	23	0.0	5,869	6.4
Florida	4,835	5.3	17	0.0	4,852	5.3
Illinois	4,100	4.5	15	0.0	4,115	4.5
Pennsylvania	3,861	4.2	14	0.0	3,875	4.2
Ohio	3,351	3.6	12	0.0	3,363	3.6
New Jersey	3,060	3.3	10	0.0	3,070	3.3
Michigan	2,917	3.2	11	0.0	2,928	3.2
Other	39,728	43.3	132	0.2	39,860	43.5

Total domestic credit card and installment loans	82,853	90.3	288	0.3	83,141	90.6

International credit card:
United Kingdom	3,678	4.0	0	0.0	3,678	4.0
Canada	4,936	5.4	0	0.0	4,936	5.4

Total international credit card	8,614	9.4	0	0.0	8,614	9.4

Total credit card and installment loans	$91,467	99.7%	$288	0.3%	$91,755	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$3,326	3.62%	$62	0.07%	$3,388	3.69%
90+ day delinquencies(2)	1,530	1.67	33	0.03	1,563	1.70

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for- investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.

Table 4.4: Credit Card: Net Charge-offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:
Domestic credit card	$642	3.67%	$612	3.04%	$2,218	4.14%	$1,653	3.21%
International credit card	92	4.71	101	4.95	288	4.79	328	5.32

Total(1)	$734	3.78%	$713	3.22%	$2,506	4.20%	$1,981	3.43%

(1)	Calculated by dividing annualized net charge-offs by average credit card loans held for investment for the three and nine months ended September 30, 2013 and 2012.

The 30+ day delinquency rate for our entire credit card loan portfolio decreased to 3.60% as of September 30, 2013, from 3.69% as of December 31, 2012, reflecting underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including acquired loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding acquired loans, as of September 30, 2013 and December 31, 2012, and net charge-offs for the third quarter and first nine months of 2013 and 2012.

Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

(Dollars in millions)	September 30, 2013
	Loans		Acquired Loans		Total
	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,624	6.5%	$0	0.0%	$4,624	6.5%
California	3,159	4.4	0	0.0	3,159	4.4
Florida	1,949	2.7	0	0.0	1,949	2.7
Louisiana	1,663	2.3	0	0.0	1,663	2.3
Georgia	1,628	2.3	0	0.0	1,628	2.3
Illinois	1,244	1.8	0	0.0	1,244	1.8
Ohio	1,212	1.7	0	0.0	1,212	1.7
Other	15,318	21.5	6	0.0	15,324	21.5

Total auto	30,797	43.2	6	0.0	30,803	43.2

Home loan:
California	1,032	1.5	7,503	10.5	8,535	12.0
New York	1,539	2.2	1,322	1.9	2,861	4.1
Illinois	89	0.1	2,311	3.2	2,400	3.3
Maryland	413	0.6	1,568	2.2	1,981	2.8
New Jersey	366	0.5	1,460	2.1	1,826	2.6
Virginia	340	0.5	1,445	2.0	1,785	2.5
Florida	172	0.2	1,553	2.2	1,725	2.4
Other	3,222	4.5	12,482	17.5	15,704	22.0

Total home loan	7,173	10.1	29,644	41.6	36,817	51.7

Retail banking:
Louisiana	1,282	1.8	0	0.0	1,282	1.8
New York	859	1.2	0	0.0	859	1.2
Texas	780	1.1	0	0.0	780	1.1
New Jersey	271	0.4	0	0.0	271	0.4
Maryland	115	0.2	18	0.0	133	0.2
Virginia	85	0.1	10	0.0	95	0.1
California	38	0.0	0	0.0	38	0.0
Other	203	0.3	4	0.0	207	0.3

Total retail banking	3,633	5.1	32	0.0	3,665	5.1

Total consumer banking	$41,603	58.4%	$29,682	41.6%	$71,285	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$2,089	6.78%	$320	0.87%	$54	1.48%	$2,463	3.46%
90+ day delinquencies	153	0.50	236	0.64	27	0.74	416	0.58
Nonperforming loans	153	0.50	374	1.01	40	1.10	567	0.79

	December 31, 2012
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,317	5.7%	$0	0.0%	$4,317	5.7%
California	2,676	3.6	0	0.0	2,676	3.6
Florida	1,621	2.1	0	0.0	1,621	2.1
Louisiana	1,504	2.0	0	0.0	1,504	2.0
Georgia	1,404	1.9	0	0.0	1,404	1.9
Illinois	1,134	1.5	0	0.0	1,134	1.5
Ohio	1,032	1.4	0	0.0	1,032	1.4
Other	13,418	17.8	17	0.1	13,435	17.9

Total auto	27,106	36.0	17	0.1	27,123	36.1

Home loan:
California	1,168	1.6	9,098	12.1	10,266	13.7
New York	1,678	2.2	1,598	2.1	3,276	4.3
Illinois	102	0.1	2,875	3.8	2,977	3.9
Maryland	403	0.5	1,878	2.5	2,281	3.0
New Jersey	402	0.5	1,717	2.3	2,119	2.8
Virginia	342	0.5	1,748	2.3	2,090	2.8
Florida	183	0.3	1,863	2.5	2,046	2.8
Other	3,419	4.6	15,626	20.8	19,045	25.4

Total home loan	7,697	10.3	36,403	48.4	44,100	58.7

Retail banking:
Louisiana	1,447	1.9	0	0.0	1,447	1.9
New York	864	1.2	0	0.0	864	1.2
Texas	844	1.1	0	0.0	844	1.1
New Jersey	312	0.4	0	0.0	312	0.4
Maryland	96	0.1	20	0.1	116	0.2
Virginia	78	0.1	9	0.0	87	0.1
California	47	0.1	0	0.0	47	0.1
Other	182	0.2	5	0.0	187	0.2

Total retail banking	3,870	5.1	34	0.1	3,904	5.2

Total consumer banking	$38,673	51.4%	$36,454	48.6%	$75,127	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Credit performance:(2)
30+ day delinquencies	$2,049	7.55%	$380	0.86%	$81	2.07%	$2,510	3.34%
90+ day delinquencies	149	0.55	288	0.65	45	1.15	482	0.64
Nonperforming loans	149	0.55	422	0.96	71	1.82	642	0.85

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
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

Table 4.6: Consumer Banking: Net Charge-offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Net charge-offs:
Auto	$152	2.01%	$115	1.79%	$366	1.69%	$262	1.44%

Home Loan	5	0.06	32	0.28	13	0.04	59	0.19

Retail Banking	13	1.38	14	1.20	44	1.58	41	1.29

Total Consumer Banking(1)	$170	0.95%	$161	0.83%	$423	0.77%	$362	0.69%

(1)	Calculated by dividing annualized net charge-offs by average loans held for investment for the three and nine months ended September 30, 2013 and 2012.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans. The following table presents the distribution of our home loan portfolio as of September 30, 2013 and December 31, 2012, based on selected key risk characteristics.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

(Dollars in millions)	September 30, 2013
	Loans		Acquired Loans		Total Home Loans
	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$2,984	8.1%	$4,203	11.4%	$7,187	19.5%
2006	546	1.5	2,555	6.9	3,101	8.4
2007	387	1.0	5,451	14.8	5,838	15.8
2008	219	0.6	4,311	11.7	4,530	12.3
2009	135	0.4	2,697	7.3	2,832	7.7
2010	149	0.4	4,510	12.3	4,659	12.7
2011	269	0.7	4,990	13.6	5,259	14.3
2012	1,982	5.4	849	2.3	2,831	7.7
2013	502	1.4	78	0.2	580	1.6

Total	$7,173	19.5%	$29,644	80.5%	$36,817	100.0%

Geographic concentration:(2)
California	$1,032	2.8%	$7,503	20.4%	$8,535	23.2%
New York	1,539	4.2	1,322	3.6	2,861	7.8
Illinois	89	0.2	2,311	6.3	2,400	6.5
Maryland	413	1.1	1,568	4.3	1,981	5.4
New Jersey	366	1.0	1,460	4.0	1,826	5.0
Virginia	340	0.9	1,445	3.9	1,785	4.8
Florida	172	0.5	1,553	4.2	1,725	4.7
Arizona	92	0.2	1,506	4.1	1,598	4.3
Washington	103	0.3	1,374	3.7	1,477	4.0
Louisiana	1,307	3.6	50	0.1	1,357	3.7
Other	1,720	4.7	9,552	25.9	11,272	30.6

Total	$7,173	19.5%	$29,644	80.5%	$36,817	100.0%

Lien type:
1st lien	$6,085	16.5%	$29,210	79.3%	$35,295	95.8%
2nd lien	1,088	3.0	434	1.2	1,522	4.2

Total	$7,173	19.5%	$29,644	80.5%	$36,817	100.0%

Interest rate type:
Fixed rate	$2,438	6.6%	$3,582	9.7%	$6,020	16.3%
Adjustable rate	4,735	12.9	26,062	70.8	30,797	83.7

Total	$7,173	19.5%	$29,644	80.5%	$36,817	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2005	$3,483	7.9%	$4,858	11.0%	$8,341	18.9%
2006	621	1.4	2,865	6.5	3,486	7.9
2007	446	1.0	6,189	14.0	6,635	15.0
2008	257	0.6	5,210	11.8	5,467	12.4
2009	167	0.4	3,438	7.8	3,605	8.2
2010	188	0.4	6,024	13.7	6,212	14.1
2011	324	0.7	6,705	15.2	7,029	15.9
2012	2,211	5.1	1,114	2.5	3,325	7.6

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Geographic concentration:(2)
California	$1,168	2.7%	$9,098	20.6%	$10,266	23.3%
New York	1,678	3.8	1,598	3.6	3,276	7.4
Illinois	102	0.2	2,875	6.5	2,977	6.7
Maryland	403	0.9	1,878	4.3	2,281	5.2
New Jersey	402	0.9	1,717	3.9	2,119	4.8
Virginia	342	0.8	1,748	4.0	2,090	4.8
Florida	183	0.4	1,863	4.2	2,046	4.6
Arizona	95	0.2	1,828	4.1	1,923	4.3
Washington	113	0.3	1,766	4.0	1,879	4.3
Colorado	126	0.3	1,594	3.6	1,720	3.9
Other	3,085	7.0	10,438	23.7	13,523	30.7

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Lien type:
1st lien	$6,502	14.8%	$35,905	81.4%	$42,407	96.2%
2nd lien	1,195	2.7	498	1.1	1,693	3.8

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Interest rate type:
Fixed rate	$2,534	5.8%	$4,037	9.1%	$6,571	14.9%
Adjustable rate	5,163	11.7	32,366	73.4	37,529	85.1

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

(1)	Percentages within each risk category calculated based on total held-for-investment home loans.
(2)	Represents the ten states in which we have the highest concentration of home loans.

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

•

Criticized nonperforming: Loans that are not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as criticized nonperforming have a well-defined weakness, or weaknesses, which jeopardize the repayment of the debt. These loans are characterized by the distinct possibility that we will sustain a credit loss if the deficiencies are not corrected and are generally placed on nonaccrual status.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of September 30, 2013 and December 31, 2012.

Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	September 30, 2013
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$13,849	70.9%	$5,619	25.7%	$619	60.2%	$20,087	47.4%
Mid-Atlantic	1,865	9.6	1,318	6.0	36	3.5	3,219	7.6
South	2,321	11.9	9,998	45.8	62	6.0	12,381	29.2
Other	1,386	7.1	4,725	21.6	311	30.3	6,422	15.1

Loans	19,421	99.5	21,660	99.1	1,028	100.0	42,109	99.3
Acquired loans	102	0.5	188	0.9	0	0.0	290	0.7

Total	$19,523	100.0%	$21,848	100.0%	$1,028	100.0%	$42,399	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$18,859	96.6%	$21,078	96.5%	$1,003	97.5%	$40,940	96.5%
Criticized performing	492	2.5	466	2.1	10	1.0	968	2.3
Criticized nonperforming	70	0.4	116	0.5	15	1.5	201	0.5

Loans	19,421	99.5	21,660	99.1	1,028	100.0	42,109	99.3

Acquired loans:
Noncriticized	73	0.4	168	0.8	0	0.0	241	0.6
Criticized performing	29	0.1	20	0.1	0	0.0	49	0.1

Total acquired loans	102	0.5	188	0.9	0	0.0	290	0.7

Total	$19,523	100.0%	$21,848	100.0%	$1,028	100.0%	$42,399	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	Commercial & Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$13,299	75.0%	$5,460	27.4%	$723	60.5%	$19,482	50.2%
Mid-Atlantic	1,398	7.9	1,149	5.8	47	3.9	2,594	6.7
South	2,055	11.6	9,182	46.2	72	6.0	11,309	29.1
Other	853	4.8	3,869	19.4	354	29.6	5,076	13.1

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1
Acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$16,614	93.7%	$19,073	95.9%	$1,152	96.3%	$36,839	94.9%
Criticized performing	853	4.8	454	2.3	33	2.8	1,340	3.5
Criticized nonperforming	138	0.8	133	0.6	11	0.9	282	0.7

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1

Acquired loans:
Noncriticized	77	0.4	228	1.2	0	0.0	305	0.8
Criticized performing	50	0.3	4	0.0	0	0.0	54	0.1

Total acquired loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

(1)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information about our impaired loans, excluding acquired loans, which are reported separately and discussed below as of September 30, 2013 and December 31, 2012:

Table 4.9: Impaired Loans

	September 30, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$623	$0	$623	$145	$478	$607	$656	$50
International credit card and installment loans	168	0	168	104	64	161	169	8

Total credit card and installment loans(1)	791	0	791	249	542	768	825	58

Consumer banking:
Auto	163	175	338	16	322	563	330	46
Home loan	217	0	217	17	200	255	184	5
Retail banking	68	23	91	18	73	233	94	2

Total consumer banking	448	198	646	51	595	1,051	608	53

Commercial banking:
Commercial and multifamily real estate	78	93	171	4	167	154	237	0

Commercial and industrial	108	99	207	15	192	267	227	1

Total commercial lending	186	192	378	19	359	421	464	1

Small-ticket commercial real estate	16	0	16	7	9	24	19	0

Total commercial banking	202	192	394	26	368	445	483	1

Total	$1,441	$390	$1,831	$326	$1,505	$2,264	$1,916	$112

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$701	$0	$701	$230	$471	$678	$687	$70
International credit card and installment loans	172	0	172	101	71	164	192	11

Total credit card and installment loans(1)	873	0	873	331	542	842	879	81

Consumer banking:
Auto	169	159	328	20	308	606	130	31
Home loan	145	0	145	13	132	167	120	4
Retail banking	61	35	96	7	89	118	88	3

Total consumer banking	375	194	569	40	529	891	338	38

Commercial banking:
Commercial and multifamily real estate	168	112	280	32	248	315	353	8

Commercial and industrial	152	92	244	22	222	277	227	6

Total commercial lending	320	204	524	54	470	592	580	14

Small-ticket commercial real estate	3	11	14	1	13	21	23	0

Total commercial banking	323	215	538	55	483	613	603	14

Total	$1,571	$409	$1,980	$426	$1,554	$2,346	$1,820	$133

(1)	Credit card and installment loans include finance charges and fees.

Troubled debt restructuring (“TDR”) loans accounted for $1.7 billion and $1.8 billion of impaired loans as of September 30, 2013 and December 31, 2012, respectively. Consumer TDR loans classified as performing totaled $996 million and $1.2 billion as of September 30, 2013 and December 31, 2012, respectively. Commercial TDR loans classified as performing totaled $193 million and $253 million as of September 30, 2013 and December 31, 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

Table 4.10: Troubled Debt Restructurings

		Three Months Ended September 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$80	100%	11.24%	0%	0	0%	$0
International credit card	46	100	25.26	0	0	0	0

Total credit card	126	100	16.34	0	0	0	0

Consumer banking:
Auto	73	32	1.04	54	9	45	30
Home loan	10	45	3.33	58	25	13	0
Retail banking	6	9	3.89	60	6	0	0

Total consumer banking	89	31	1.45	55	11	38	30

Commercial banking:
Commercial and multifamily real estate	18	67	1.74	54	43	0	0
Commercial and industrial	15	0	0.00	100	7	0	0

Total commercial lending	33	36	1.74	75	21	0	0

Small-ticket commercial real estate	4	0	0.00	0	0	0	0

Total commercial banking	37	32	1.74	67	21	0	0

Total	$252	66%	12.79%	29%	14	14%	$30

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Nine Months Ended September 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$234	100%	11.90%	0%	0	0%	$0
International credit card	144	100	24.89	0	0	0	0

Total credit card	378	100	16.85	0	0	0	0

Consumer banking:
Auto	196	31	1.53	54	9	45	79
Home loan	78	23	2.95	18	99	22	3
Retail banking	25	6	3.61	61	8	0	0

Total consumer banking	299	27	1.89	45	18	35	82

Commercial banking:
Commercial and multifamily real estate	50	24	1.74	76	16	0	0
Commercial and industrial	31	0	0	68	7	1	0

Total commercial lending	81	15	1.74	73	13	0	0

Small-ticket commercial real estate	5	0	0	0	0	0	0

Total commercial banking	86	14	1.74	69	13	0	0

Total	$763	62%	13.93%	25%	16	14%	$82

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Three Months Ended September 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$109	100%	11.77%	0%	0	0%	$0
International credit card	51	99	24.38	0	0	0	0

Total credit card	160	100	15.82	0	0	0	0

Consumer banking:
Auto	213	73	10.62	76	17	89	143
Home loan	41	83	2.96	79	148	67	9
Retail banking	5	7	1.30	95	7	0	0

Total consumer banking	259	73	9.25	77	38	84	152

Commercial banking:
Commercial and multifamily real estate	1	0	0.00	100	24	0	0
Commercial and industrial	33	10	1.11	98	20	0	0

Total commercial lending	34	10	1.11	98	20	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	34	10	1.11	98	20	0	0

Total	$453	78%	12.15%	51%	35	48%	$152

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Nine Months Ended September 30, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit card:
Domestic credit card	$254	100%	11.24%	0%	0	0%	$0
International credit card	166	99	24.17	0	0	0	0

Total credit card	420	100	15.39	0	0	0	0

Consumer banking:
Auto	258	73	9.07	80	15	74	143
Home loan	58	67	2.49	72	131	49	9
Retail banking	19	2	1.72	99	10	0	0

Total consumer banking	335	68	7.93	80	33	65	152

Commercial banking:
Commercial and multifamily real estate	29	16	1.72	100	10	0	0
Commercial and industrial	99	7	4.18	98	15	0	0

Total commercial lending	128	9	3.24	99	14	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	128	9	3.24	99	14	0	0

Total	$883	75%	12.60%	44%	27	25%	$152

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

Table 4.11: TDR—Subsequent Payment Defaults

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	10,114	$16	28,957	$53
International credit card(1)	12,641	36	35,769	104

Total credit card	22,755	52	64,726	157

Consumer banking:
Auto	2,321	17	7,178	49
Home loan	7	1	25	2
Retail banking	41	3	99	5

Total consumer banking	2,369	21	7,302	56

Commercial banking:
Commercial and multifamily real estate	3	4	10	15
Commercial and industrial	13	11	20	19

Total commercial lending	16	15	30	34
Small-ticket commercial real estate	0	0	1	0

Total commercial banking	16	15	31	34

Total	25,140	$88	72,059	$247

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit card:
Domestic credit card	12,314	$22	30,484	$61
International credit card(1)	11,903	40	36,956	127

Total credit card	24,217	62	67,440	188

Consumer banking:
Auto	1,121	10	2,986	27
Home loan	12	1	79	7
Retail banking	14	2	83	9

Total consumer banking	1,147	13	3,148	43

Commercial banking:
Commercial and multifamily real estate	0	0	5	8
Commercial and industrial	4	2	12	17

Total commercial lending	4	2	17	25
Small-ticket commercial real estate	0	0	3	2

Total commercial banking	4	2	20	27

Total	25,368	$77	70,608	$258

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows as of September 30, 2013 and December 31, 2012. The table displays separately loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.

Table 4.12: Acquired Loans

	September 30, 2013			December 31, 2012
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$32,266	$5,318	$26,948	$39,321	$6,195	$33,126

Carrying value(1)	$30,125	$3,447	$26,678	$37,109	$4,069	$33,040

(1)	Includes $32 million and $57 million of cumulative impairment as of September 30, 2013 and December 31, 2012, respectively.

Changes in Accretable Yield

We decreased the allowance related to these loans by $10 million and $25 million for the three and nine months ended September 30, 2013, respectively. We recorded impairment benefit of $10 million through our provision for credit losses and increased the allowance by $31 million for the three months ended September 30, 2013 and 2012, respectively. We recorded an impairment benefit of $25 million and impairment increase of $42 million for the nine months ended September 30, 2013 and 2012, respectively. The cumulative impairment recognized on these acquired loans totaled $32 million and $57 million as of September 30, 2013 and December 31, 2012, respectively.

The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:

Table 4.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2011	$1,752	$1,566	$186
Acquired loans accretable yield(1)	5,616	306	5,310
Accretion recognized in earnings	(1,316)	(390)	(926)
Reclassifications from nonaccretable difference for loans with improving cash flows(2)(3)	860	448	412
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(704)	(31)	(673)

Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309

Accretion recognized in earnings	(879)	(313)	(566)
Reclassifications from nonaccretable difference for loans with improving cash flows(2)	883	538	345
Increases/(Reductions) in accretable yield for non-credit related changes in expected cash flows(4)	397	(25)	422

Accretable yield as of September 30, 2013	$6,609	$2,099	$4,510

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	Includes revised acquisition date accretable yield for ING Direct acquired loans.
(2)	Represents increases in accretable yields for those pools with increases that are primarily the result of improved credit performance.
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

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $276.6 billion and $298.9 billion as of September 30, 2013 and December 31, 2012, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $20.6 billion and $17.5 billion as of September 30, 2013 and December 31, 2012, respectively.

We maintain a reserve for unfunded loan commitments and letters of credit to absorb estimated probable losses related to these unfunded credit facilities in other liabilities on our consolidated balance sheets. See “Note 5— Allowance for Loan and Lease Losses” below for additional information.

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

In the first quarter of 2013, we changed our process for estimating the allowance and reserve for unfunded lending commitments for our commercial loan portfolio. See “Note 5—Allowance for Loan and Lease Losses” in our Quarterly Report on Form 10-Q for the period ended March 31, 2013 for more information. These changes resulted in a net increase in the combined allowance and reserve for unfunded lending commitments of $37 million as of March 31, 2013 and a corresponding increase in the provision for credit losses of $37 million in the first quarter of 2013. The gross impact of these changes resulted in a decrease in the allowance of $2 million and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

an increase in the reserve for unfunded lending commitments of $39 million as of March 31, 2013. We do not expect these changes to have a material impact on our future allowance and reserve for unfunded lending commitments for our commercial loan portfolio.

See “Note 1—Summary of Significant Accounting Policies” of our 2012 Form 10-K for further discussion on the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three months ended September 30, 2013 and 2012:

Table 5.1: Allowance for Loan and Lease Losses

(Dollars in millions)	Three Months Ended September 30, 2013
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of June 30, 2013	$3,349	$537	$79	$86	$702	$338	$18	$4,407	$69	$4,476
Provision for credit losses	617	200	5	(3)	202	11	(1)	829	20	849
Charge-offs	(1,036)	(210)	(6)	(18)	(234)	(17)	(7)	(1,294)	0	(1,294)
Recoveries	302	58	1	5	64	9	2	377	0	377

Net charge-offs	(734)	(152)	(5)	(13)	(170)	(8)	(5)	(917)	0	(917)
Other changes(2)	13	0	(1)	0	(1)	0	2	14	0	14

Balance as of September 30, 2013	$3,245	$585	$78	$70	$733	$341	$14	$4,333	$89	$4,422

(Dollars in millions)	Nine Months Ended September 30, 2013
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191
Provision for credit losses	2,073	464	(22)	2	444	(73)	(2)	2,442	54	2,496
Charge-offs	(3,479)	(545)	(18)	(62)	(625)	(43)	(22)	(4,169)	0	(4,169)
Recoveries	973	179	5	18	202	24	5	1,204	0	1,204

Net charge-offs	(2,506)	(366)	(13)	(44)	(423)	(19)	(17)	(2,965)	0	(2,965)
Other changes(2)	(301)	1	0	0	1	0	0	(300)	0	(300)

Balance as of September 30, 2013	$3,245	$585	$78	$70	$733	$341	$14	$4,333	$89	$4,422

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	Three Months Ended September 30, 2012
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of June 30, 2012	$3,750	$447	$87	$135	$669	$535	$44	$4,998	$51	$5,049
Provision for credit losses	892	138	64	1	203	(74)	7	1,028	(14)	1,014
Charge-offs	(981)	(166)	(37)	(18)	(221)	(9)	(13)	(1,224)	0	(1,224)
Recoveries	268	51	5	4	60	8	1	337	0	337

Net charge-offs	(713)	(115)	(32)	(14)	(161)	(1)	(12)	(887)	0	(887)
Other changes(2)	15	0	0	0	0	0	0	15	0	15

Balance as of September 30, 2012	$3,944	$470	$119	$122	$711	$460	$39	$5,154	$37	$5,191

(Dollars in millions)	Nine Months Ended September 30, 2012
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses	3,062	341	80	0	421	(221)	31	3,293	(29)	3,264
Charge-offs	(2,844)	(428)	(80)	(58)	(566)	(69)	(31)	(3,510)	0	(3,510)
Recoveries	863	166	21	17	204	35	3	1,105	0	1,105

Net charge-offs	(1,981)	(262)	(59)	(41)	(362)	(34)	(28)	(2,405)	0	(2,405)
Other changes(2)	16	0	0	0	0	0	0	16	0	16

Balance as of September 30, 2012	$3,944	$470	$119	$122	$711	$460	$39	$5,154	$37	$5,191

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)

Consists of a reduction in the allowance of $289 million, which was attributable to Portfolio Sale, in the first nine months of 2013, and a foreign translation gain of $14 million and a foreign translation loss of $11 million in the third quarter and first nine months of 2013, respectively. Consists of a foreign translation gain of $15 million and $16 million for the third quarter and first nine months of 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of September 30, 2013 and December 31, 2012:

Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

(Dollars in millions)	September 30, 2013
	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,996	$569	$33	$52	$654	$312	$14	$3,976
Asset-specific(2)	249	16	17	18	51	26	0	326
Acquired loans(3)	0	0	28	0	28	3	0	31

Total allowance for loan and lease losses	$3,245	$585	$78	$70	$733	$341	$14	$4,333

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$77,103	$30,459	$6,957	$3,542	$40,958	$41,714	$129	$159,904
Asset-specific(2)	791	338	217	91	646	394	0	1,831
Acquired loans(3)	73	6	29,643	32	29,681	291	34	30,079

Total held-for-investment loans	$77,967	$30,803	$36,817	$3,665	$71,285	$42,399	$163	$191,814

Allowance as a percentage of period-end held-for-investment loans	4.16%	1.90%	0.21%	1.91%	1.03%	0.80%	8.59%	2.26%

(Dollars in millions)	December 31, 2012
	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$3,648	$466	$47	$104	$617	$376	$32	$4,673
Asset-specific(2)	331	20	13	7	40	54	1	426
Acquired loans(3)	0	0	53	1	54	3	0	57

Total allowance for loan and lease losses	$3,979	$486	$113	$112	$711	$433	$33	$5,156

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$90,594	$26,778	$7,552	$3,774	$38,104	$37,923	$154	$166,775
Asset-specific(2)	873	328	145	96	569	538	0	1,980
Acquired loans(3)	288	17	36,403	34	36,454	359	33	37,134

Total held-for-investment loans	$91,755	$27,123	$44,100	$3,904	$75,127	$38,820	$187	$205,889

Allowance as a percentage of period-end held-for-investment loans	4.34%	1.79%	0.26%	2.87%	0.95%	1.12%	17.65%	2.50%

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

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of September 30, 2013 and December 31, 2012. We separately present information for consolidated and unconsolidated VIEs.

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

Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(1)	$39,837	$11,850	$0	$0	$0
Home loan securitizations(2)	34	31	201	17	224
Other asset securitizations(1)	0	0	0	0	0

Total securitization-related VIEs	39,871	11,881	201	17	224

Other VIEs:
Affordable housing entities	0	0	2,887	420	2,887
Entities that provide capital to low-income and rural communities	389	98	6	5	6
Other	1	0	100	0	100

Total other VIEs	390	98	2,993	425	2,993

Total VIEs	$40,261	$11,979	$3,194	$442	$3,217

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(1)	$44,238	$13,488	$0	$0	$0
Home loan securitizations(2)	41	38	212	17	237
Other asset securitizations(1)	19	19	0	0	0

Total securitization-related VIEs	44,298	13,545	212	17	237

Other VIEs:
Affordable housing entities	0	0	2,390	414	2,390
Entities that provide capital to low-income and rural communities	375	88	6	4	6
Other	1	0	201	86	201

Total other VIEs	376	88	2,597	504	2,597

Total VIEs	$44,674	$13,633	$2,809	$521	$2,834

(1)	Represents the gross assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.
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

Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In some cases, we are contractually required to exercise the repurchase option if the primary servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies and Guarantees” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the securitization-related VIEs in which we had continuing involvement as of September 30, 2013 and December 31, 2012:

Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage		Mortgage
(Dollars in millions)	Credit Card	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
September 30, 2013:
Securities held by third-party investors	$9,513	$0	$2,400		$129		$1,025
Receivables in the trust	39,447	0	2,482		123		1,031
Cash balance of spread or reserve accounts	3	0	8		N/A		147
Retained interests	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No	No		No		No
December 31, 2012:
Securities held by third-party investors	$11,347	$13	$2,702		$158		$1,117
Receivables in the trust	43,811	19	2,794		151		1,123
Cash balance of spread or reserve accounts	0	0	8		0		164
Retained interests	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No	No		Yes		No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	The core servicing activities for the manufactured housing securitizations are done by a third party.
(3)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of September 30, 2013 and December 31, 2012, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements. For additional information on our principal involvement with non-mortgage securitization trusts and the impact of the consolidation of these trusts on our financial statements, see “Note 1—Summary of Significant Accounting Policies” and “Note 7—Variable Interest Entities and Securitizations” of our 2012 Form 10-K.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.4 billion and $2.7 billion as of September 30, 2013 and December 31, 2012, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As the borrowers make principal payments, these securities receive their net pro rata portion of those payments in cash and advances of negative amortization are refunded accordingly. As advances occur, we record an asset in the form of negative amortization bonds, which are held at fair value in other assets on our consolidated balance sheets. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 9 —Derivative Instruments and Hedging Activities” for further details on these derivatives.

GreenPoint Mortgage HELOCs

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. As of September 30, 2013 and December 31, 2012, we funded $29 million and $28 million in cumulative advances, respectively, which are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $7 million and $8 million related to those interests for both our consolidated and non-consolidated VIEs as of September 30, 2013 and December 31, 2012, respectively. We were deemed to be the primary beneficiary, and have therefore consolidated, one of these trusts as of September 30, 2013 and December 31, 2012. We have not consolidated the remaining trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trust or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.

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

We were required to fund letters of credit in 2004 to cover losses and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $147 million and $164 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the expected residual balances on the funded letters of credit was $41 million and $50 million as of September 30, 2013 and December 31, 2012, respectively, and is included in other assets on the consolidated balance sheets.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.0 billion and $1.1 billion as of September 30, 2013 and December 31, 2012, respectively. In the event the third party servicer does not fulfill on its obligation to exercise the clean-up calls on certain transactions, the option reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. As of September 30, 2013 and December 31, 2012 our interests consisted of assets of approximately $2.9 billion and $2.4 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and was $2.9 billion as of September 30, 2013. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs as of September 30, 2013 and December 31, 2012 were approximately $8.7 billion and $7.7 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated as of September 30, 2013 and as of December 31, 2012 totaled approximately $389 million and $375 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

The total assets of the VIEs that we held an interest in but were not required to consolidate as of September 30, 2013 and December 31, 2012 totaled approximately $6 million. Our interests in these unconsolidated VIEs are reflected on our consolidated balance sheets in loans held for investment and other assets. Our maximum exposure to these entities is limited to our variable interest of $6 million as of September 30, 2013. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $215 million and $255 million as of September 30, 2013 and December 31, 2012, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $98 million and $114 million as of September 30, 2013 and December 31, 2012, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $98 million as of September 30, 2013. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill and other intangible assets subject to amortization as of September 30, 2013 and December 31, 2012. Goodwill is presented separately on our consolidated balance sheets. Other intangible assets are included in other assets on our consolidated balance sheets.

Table 7.1: Components of Goodwill and Other Intangible Assets

	September 30, 2013			December 31, 2012
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Unamortized intangible assets:
Goodwill	$13,906	N/A	$13,906	$13,904	N/A	$13,904

Amortized intangible assets:
Purchased credit card relationship intangibles(1)	2,125	(682)	1,443	2,242	(378)	1,864
Core deposit intangibles	1,771	(1,402)	369	1,771	(1,275)	496
Other(2)	329	(166)	163	354	(143)	211

Total amortized intangible assets	$4,225	$(2,250)	$1,975	$4,367	$(1,796)	$2,571

(1)

During the first quarter of 2013, purchased credit card relationship intangibles with a net carrying value of $89 million related to the Best Buy loan portfolio, which was acquired in the 2012 U.S. card acquisition, was reclassified from intangibles to held for sale. See “Note 4 —Loans” for further discussion of the Portfolio Sale, which closed during the third quarter of 2013.

(2)	Consists of brokerage relationship intangibles, partnership and other contract intangibles, trademark/name intangibles and other intangibles.

Amortization expense for amortized intangible assets, which is presented separately on our consolidated statements of income, totaled $161 million and $199 million for the three months ended September 30, 2013 and 2012, respectively and $505 million and $418 million for the nine months ended September 30, 2013 and 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents goodwill attributable to each of our business segments as of September 30, 2013 and December 31, 2012.

Table 7.2: Goodwill Attributable to Business Segments

	Credit	Consumer	Commercial
(Dollars in millions)	Card	Banking	Banking	Total
Balance as of December 31, 2012	$5,003	$4,583	$4,318	$13,904
Acquisitions	0	3	0	3
Other adjustments	(1)	0	0	(1)

Balance as of September 30, 2013	$5,002	$4,586	$4,318	$13,906

NOTE 8—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of September 30, 2013, we had $184.6 billion in interest-bearing deposits, of which $3.6 billion represented large denomination certificates of $100,000 or more. As of December 31, 2012, we had $190.0 billion in interest-bearing deposits, of which $4.5 billion represents large denomination certificates of $100,000 or more.

Securitized Debt Obligations

Borrowings due to securitization investors decreased by $1.9 billion during the first nine months of 2013 to $9.5 billion as of September 30, 2013, from $11.4 billion as of December 31, 2012. The decrease is driven by maturities, paydowns, and repurchases of our securitization debt of $3.3 billion during the nine months ended September 30, 2013. These reductions were partially offset by the execution of $1.45 billion of credit card securitization transactions during the nine months ended September 30, 2013.

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

Senior and Subordinated Notes

As of September 30, 2013, we had $12.4 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $124 million. As of December 31, 2012, we had $12.7 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $857 million. In the first nine months of 2013, we issued $850 million of long-term senior unsecured debt. The offering of senior notes included $250 million of floating-rate debt due 2016 and $600 million of fixed-debt rate due 2018.

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

FHLB Advances

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock which totaled $423 million and $1.3 billion as of September 30, 2013 and December 31, 2012, respectively, and is included in other assets on our consolidated balance sheets.

We had outstanding FHLB advances, which were secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $8.2 billion and $20.9 billion as of September 30, 2013 and December 31, 2012, respectively.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2013 and December 31, 2012. Our total short-term borrowings consist of federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

Table 8.1: Components of Customer Deposits, Short-term Borrowings and Long-term Debt

(Dollars in millions)	September 30, 2013	December 31, 2012
Deposits:
Non-interest bearing deposits	$22,281	$22,467
Interest-bearing deposits	184,553	190,018

Total deposits	$206,834	$212,485

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,686	$1,248
FHLB advances	7,201	19,900

Total short-term borrowings	$8,887	$21,148

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2013				December 31, 2012
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate	Outstanding Amount
Long-term debt:
Securitized debt obligations	2014 - 2030	0.22 - 6.40%	1.62%	$9,544	$11,398
Senior and subordinated notes:
Fixed unsecured senior debt	2013 - 2023	1.00 - 7.38%	3.91%	8,933	8,623
Floating unsecured senior debt	2014 - 2016	0.70 - 1.42%	1.01%	750	500

Total unsecured senior debt			3.68%	9,683	9,123
Fixed unsecured subordinated debt	2014 - 2023	3.38 - 8.80%	4.98%	2,712	3,563

Total senior and subordinated notes				12,395	12,686
Other long-term borrowings:
Fixed junior subordinated debt	N/A	N/A	N/A	0	3,641
FHLB advances	2013 - 2023	0.33 - 6.88%	0.76%	1,019	1,037

Total long-term debt				$22,958	$28,762

Total short-term borrowings and long-term debt				$31,845	$49,910

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and nine months ended September 30, 2013 and 2012:

Table 8.2: Components of Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$0	$1	$1
FHLB advances	6	4	22	8

Total short-term borrowings	6	4	23	9

Long-term debt:
Securitized debt obligations(1)	42	64	143	213
Senior and subordinated notes:(1)
Unsecured senior debt	58	56	174	170
Unsecured subordinated debt	18	29	66	90

Total senior and subordinated notes	76	85	240	260

Other long-term borrowings:
Junior subordinated debt	0	79	1	236
FHLB advances	2	2	7	8
Other	3	3	9	7

Total long-term debt	123	233	400	724

Total short-term borrowings and long-term debt	$129	$237	$423	$733

(1)	Interest expense includes the impact from hedge accounting.

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

Accounting for Derivatives

We account for derivatives pursuant to the accounting standards for derivatives and hedging activities. The outstanding notional amount of our derivative contracts totaled $62.0 billion as of September 30, 2013, compared with $57.8 billion as of December 31, 2012. The notional amount provides an indication of the volume of our derivatives activity and is used as the basis on which interest and other payments are determined; however, it is generally not the amount exchanged. Derivatives are recorded at fair value in our consolidated balance sheets. The fair value of a derivative represents our estimate of the amount at which a derivative could be exchanged in an orderly transaction between market participants. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master netting agreements or collateral netting. The fair value of derivative assets and derivative liabilities reported in our consolidated balance sheets was $988 million and $587 million, respectively, as of September 30, 2013, compared with $1.8 billion and $400 million, respectively, as of December 31, 2012.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance Sheet Presentation

The following table summarizes the fair value and related outstanding notional amounts of derivative instruments reported in our consolidated balance sheets as of September 30, 2013 and December 31, 2012. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2013			December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value interest rate contracts	$14,970	$336	$129	$15,902	$1,020	$0
Cash flow interest rate contracts	14,525	16	110	13,025	116	14

Total interest rate contracts	29,495	352	239	28,927	1,136	14
Foreign exchange contracts:
Cash flow foreign exchange contracts	4,515	15	60	5,212	18	40

Total foreign exchange contracts	4,515	15	60	5,212	18	40

Total derivatives designated as accounting hedges	34,010	367	299	34,139	1,154	54

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	262	1	3	147	12	2
Customer accommodation	23,126	399	201	18,900	479	273
Other interest rate exposures	2,068	33	18	2,553	45	22

Total interest rate contracts	25,456	433	222	21,600	536	297
Foreign exchange contracts	1,398	183	46	1,372	158	46
Other contracts	1,086	5	20	701	0	3

Total derivatives not designated as accounting hedges	27,940	621	288	23,673	694	346

Total derivatives	$61,950	$988	$587	$57,812	$1,848	$400

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Offsetting of Financial Assets and Liabilities

We present our derivative assets and liabilities and repurchase agreements as gross amounts in our consolidated balance sheet. The following tables summarize gross and net information about our derivative transactions and repurchase agreements subject to legally enforceable master netting agreements and the corresponding collateral received or pledged.

Table 9.2: Offsetting of Financial Assets and Financial Liabilities

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received		Net Amount
As of September 30, 2013
Derivatives	$988	$0	$988	$(259)	$(326	)(1)	$403	(2)

Total	$988	$0	$988	$(259)	$(326)		$403

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged		Net Amount
As of September 30, 2013
Derivatives	$587	$0	$587	$(259)	$(144	)(1)	$184	(2)
Repurchase agreements	777	0	777	0	(777)		0

Total	$1,364	$0	$1,364	$(259)	$(921)		$184

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received		Net Amount
As of December 31, 2012
Derivatives	$1,848	$0	$1,848	$(220)	$(1,160	)(1)	$468

Total	$1,848	$0	$1,848	$(220)	$(1,160)		$468

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

				Gross Amounts Not Offset in the Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged		Net Amount
As of December 31, 2012
Derivatives	$400	$0	$400	$(220)	$(98	)(1)	$82	(2)
Repurchase agreements	1,235	0	1,235	0	(1,235)		0

Total	$1,635	$0	$1,635	$(220)	$(1,333)		$82

(1)	When we receive or pledge collateral, we factor in accrued interest when calculating net positions with counterparties.
(2)

The majority of the net position relates to customer-accommodation derivatives. Customer-accommodation derivatives are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

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

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2013 and 2012:

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Derivatives designated as accounting hedges(1):
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$3	$16	$(409)	$95
Gains (losses) recognized in earnings on hedged items	(10)	(36)	380	(123)

Net fair value hedge ineffectiveness gains (losses)	(7)	(20)	(29)	(28)

Derivatives not designated as accounting hedges(1):
Interest rate contracts covering:
MSRs	0	1	(8)	4
Customer accommodation	6	11	31	29
Other interest rate exposures	4	(1)	(5)	(58)

Total	10	11	18	(25)
Foreign exchange contracts	0	(5)	(4)	(14)
Other contracts(2)	(18)	(3)	(25)	(6)

Total gains (losses) on derivatives not designated as accounting hedges	(8)	3	(11)	(45)

Net derivative gains (losses) recognized in earnings	$(15)	$(17)	$(40)	$(73)

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)	Includes derivative instruments used to hedge mortgage pipeline and certain free-standing derivatives.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012:

Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$65	$60	$(82)	$121
Foreign exchange contracts	(6)	(7)	(16)	(18)

Net derivative gains (losses) recognized in AOCI	$59	$53	$(98)	$103

Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$14	$12	$40	$32
Foreign exchange contracts(2)	(8)	3	(17)	(8)

Subtotal	6	15	23	24

Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	1	0	0	0

Net derivative gains (losses) recognized in earnings	$7	$15	$23	$24

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax losses of $164 million recorded in AOCI as of September 30, 2013, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of September 30, 2013. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Risk-Related Contingency Features

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close-out the existing positions. Other derivative contracts include provisions that would, in the event of a downgrade of our debt credit rating below investment grade, allow our derivative counterparties to demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $1 million and $7 million as of September 30, 2013 and December 31, 2012, respectively. We were required to post collateral totaling $144 million and $109 million as of September 30, 2013 and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

December 31, 2012, respectively, for our derivative transactions. If our debt credit rating had fallen below investment grade, we would have been required to post additional variation margin, which represents the impact of daily position mark-to-market calculations, of $1 million and $4 million as of September 30, 2013 and December 31, 2012, respectively. In addition, we would have been required to post independent margin of $67 million as of both September 30, 2013 and December 31, 2012, in compliance with the terms of certain of our swap agreements.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $288 million and $922 million as of September 30, 2013 and December 31, 2012, respectively. We also received securities from derivatives counterparties totaling $37 million and $238 million as of September 30, 2013 and December 31, 2012, respectively, which we have the ability to repledge.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $9 million as of both September 30, 2013 and December 31, 2012. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $4 million and $1 million as of September 30, 2013 and December 31, 2012, respectively.

During the second quarter of 2013, it became mandatory for Capital One to clear certain categories of derivative transactions through a central clearinghouse. We anticipate our cleared derivatives notional and margin amounts outstanding to grow in the future and expect our bilateral OTC derivatives portfolio to shrink as additional categories of derivatives are mandated for clearing by the CFTC. As a result, over time, our counterparty credit risk is expected to shift from our bilateral counterparties and consolidate at central clearinghouses.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY

The following table presents the components of accumulated other comprehensive income as of September 30, 2013 and December 31, 2012, as well as the current period activity related to our other comprehensive income. AOCI is presented net of deferred tax of $500 million and $443 million, as of September 30, 2013 and December 31, 2012, respectively.

Table 10.1: Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2013
(Dollars in millions)	Securities Available for Sale	Other-than- Temporary Impairment	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of June 30, 2013	$(532)	$15	$0	$(129)	$(111)	$(35)	$(792)
Other comprehensive income (loss) before reclassifications	689	3	(916)	59	124	(1)	(42)
Net realized (gains) losses reclassified from AOCI into earnings	0	0	1	(6)	0	0	(5)

Net current period other comprehensive income (loss)	689	3	(915)	53	124	(1)	(47)

AOCI as of September 30, 2013	$157	$18	$(915)	$(76)	$13	$(36)	$(839)

	Nine Months Ended September 30, 2013
(Dollars in millions)	Securities Available for Sale	Other-than- Temporary Impairment	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2012	$708	$(5)	$0	$45	$32	$(41)	$739
Other comprehensive income (loss) before reclassifications	(549)	23	(916)	(98)	(19)	4	(1,555)
Net realized (gains) losses reclassified from AOCI into earnings	(2)	0	1	(23)	0	1	(23)

Net current period other comprehensive income (loss)	(551)	23	(915)	(121)	(19)	5	(1,578)

AOCI as of September 30, 2013	$157	$18	$(915)	$(76)	$13	$(36)	$(839)

(1)

The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 10.2: Reclassifications from AOCI

	Amount Reclassified from AOCI
(Dollars in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Income Statement Line Item
Net unrealized gains (losses) on securities available for sale:
Sale of available for sale securities	$0	$3	Other - Non-interest income
	0	1	Income tax provision

	0	2	Net income
Net unrealized gains (losses) on securities held to maturity(1):
Held to maturity securities	$(2)	$(2)	Other - Non-interest income
	(1)	(1)	Income tax benefit

	(1)	(1)	Net income
Net unrealized gains on cash flow hedges:
Interest rate contracts	23	65	Other - Non-interest income
Foreign exchange contracts	(13)	(27)	Other - Non-interest expense

	10	38
	4	15	Income tax provision

	6	23	Net income
Other:
Other	0	(1)	Salaries and associate benefits
	0	0	Income tax provision

	0	(1)	Net income

Total reclassifications	$5	$23

(1)

The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below summarizes other comprehensive income activity and the related tax impact for the three and nine months ended September 30, 2013 and 2012:

Table 10.3: Comprehensive Income

	Three Months Ended September 30,
	2013			2012
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$1,104	$415	$689	$449	$169	$280
Other-than-temporary impairment not recognized in earnings	3	0	3	74	28	46
Net unrealized gains (losses) on securities held to maturity	(1,465)	(550)	(915)	0	0	0
Net unrealized gains (losses) on cash flow hedges	84	31	53	93	33	60
Foreign currency translation adjustments	124	0	124	63	0	63
Other	(1)	0	(1)	(23)	(5)	(18)

Other comprehensive income (loss)	$(151)	$(104)	$(47)	$656	$225	$431

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(885)	$(334)	$(551)	$607	$229	$378
Other-than-temporary impairment not recognized in earnings	36	13	23	127	47	80
Net unrealized gains (losses) on securities held to maturity	(1,465)	(550)	(915)	0	0	0
Net unrealized gains (losses) on cash flow hedges	(195)	(74)	(121)	188	67	121
Foreign currency translation adjustments	(19)	0	(19)	74	0	74
Other	6	1	5	(57)	(16)	(41)

Other comprehensive income (loss)	$(2,522)	$(944)	$(1,578)	$939	$327	$612

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2013	2012	2013	2012
Basic earnings per share
Income from continuing operations, net of tax	$1,130	$1,188	$3,510	$2,886
Loss from discontinued operations, net of tax	(13)	(10)	(210)	(212)

Net income	1,117	1,178	3,300	2,674
Dividends and undistributed earnings allocated to participating securities(1)	(5)	(5)	(14)	(12)
Preferred stock dividends	(13)	0	(39)	0

Net income available to common stockholders	$1,099	$1,173	$3,247	$2,662

Total weighted-average basic shares outstanding	582.3	578.3	581.4	555.0

Net income per share	$1.89	$2.03	$5.58	$4.80

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2013	2012	2013	2012
Diluted earnings per share(2)
Net income available to common stockholders	$1,099	$1,173	$3,247	$2,662

Total weighted-average basic shares outstanding	582.3	578.3	581.4	555.0
Stock options, warrants, contingently issuable shares, and other	8.8	5.8	7.6	5.1

Total weighted-average diluted shares outstanding	591.1	584.1	589.0	560.1

Net income per share	$1.86	$2.01	$5.51	$4.75

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 5 million and 6 million of awards, options or warrants, for the three months ended September 30, 2013 and 2012, respectively, and 6 million and 7 million of awards, options or warrants, for the nine months ended September 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

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

The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of September 30, 2013 and December 31, 2012.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table displays our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2013
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$837	$0	$0	$837
U.S. agency debt obligations	0	1	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	346	926	1,272
Residential mortgage-backed securities	0	24,363	1,321	25,684
Commercial mortgage-backed securities	0	5,454	304	5,758
Other asset-backed securities	0	7,343	313	7,656
Other securities	134	1,752	38	1,924

Total securities available for sale	971	39,259	2,902	43,132
Other assets:
Mortgage servicing rights	0	25	58	83
Derivative assets(1)	5	929	54	988
Retained interests in securitizations and other	0	0	201	201

Total assets	$976	$40,213	$3,215	$44,404

Liabilities
Other liabilities:
Derivative liabilities(1)	$8	$540	$39	$587

Total liabilities	$8	$540	$39	$587

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,552	$0	$0	$1,552
U.S. agency debt obligations	0	302	0	302
Corporate debt securities guaranteed by U.S. government agencies	0	362	650	1,012
Residential mortgage-backed securities	0	42,538	1,335	43,873
Commercial mortgage-backed securities	0	7,042	587	7,629
Other asset-backed securities	0	8,356	102	8,458
Other securities	145	993	15	1,153

Total securities available for sale	1,697	59,593	2,689	63,979
Other assets:
Mortgage servicing rights	0	0	55	55
Derivative assets(1)	1	1,757	90	1,848
Retained interests in securitizations and other	0	0	204	204

Total assets	$1,698	$61,350	$3,038	$66,086

Liabilities
Other liabilities:
Derivative liabilities(1)	$1	$361	$38	$400

Total liabilities	$1	$361	$38	$400

(1)

Does not reflect $5 million and $9 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2013 and December 31, 2012, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the third quarter of 2013 and the first nine months of 2013 we had minimal movements between Levels 1 and 2.

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

Table 12.2: Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended September 30, 2013
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2013	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2013(3)
(Dollars in millions)	Balance, July 1, 2013	Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$832	$0	$4	$61	$0	$0	$(19)	$47	$1	$926	$0
Residential mortgage-backed securities	1,535	(6)	57	85	0	0	(72)	152	(430)	1,321	(5)
Commercial mortgage-backed securities	461	0	(2)	96	0	0	(4)	48	(295)	304	0
Other asset-backed securities	109	0	6	129	0	0	0	84	(15)	313	0
Other securities	16	0	0	30	0	0	(6)	0	(2)	38	0

Total securities available for sale	2,953	(6)	65	401	0	0	(101)	331	(741)	2,902	(5)
Other assets:
Mortgage servicing rights	61	(5)	0	0	0	4	(2)	0	0	58	(5)
Derivative assets	72	(13)	0	0	0	4	(3)	0	(6)	54	(13)
Retained interest in securitization and other	198	3	0	0	0	0	0	0	0	201	3
Liabilities:
Other liabilities
Derivative liabilities	42	4	0	0	0	3	(9)	0	(1)	39	4

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended September 30, 2012
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2012	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2012(3)
(Dollars in millions)	Balance, July 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$64	$0	$(1)	$85	$0	$0	$(1)	$140	$0	$287	$0
Residential mortgage-backed securities	1,170	(5)	91	194	0	0	(76)	74	(392)	1,056	(5)
Commercial mortgage-backed securities	267	0	10	204	0	0	3	50	(173)	361	0
Other asset-backed securities	293	0	9	229	0	0	0	82	(68)	545	0
Other securities	10	0	0	0	0	0	(1)	0	0	9	0

Total securities available for sale	1,804	(5)	109	712	0	0	(75)	346	(633)	2,258	(5)
Other assets:
Mortgage servicing rights	84	(7)	0	0	0	1	(2)	0	0	76	(7)
Derivative assets	103	10	0	0	0	8	(11)	0	(1)	109	10
Retained interest under utilizations and other	140	69	0	0	0	0	0	0	0	209	69
Liabilities:
Other liabilities:
Derivative liabilities	34	13	0	0	0	5	(4)	0	(1)	47	13
Other	13	9	0	0	0	0	0	0	0	22	9

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended September 30, 2013
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2013	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2013(3)
(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$(31)	$272	$0	$0	$(47)	$125	$(43)	$926	$0
Residential mortgage-backed securities	1,335	(16)	141	277	0	0	(217)	681	(880)	1,321	(21)
Commercial mortgage-backed securities	587	0	(49)	643	(10)	0	(31)	168	(1,004)	304	0
Other asset-backed securities	102	(1)	12	169	(41)	0	(2)	98	(24)	313	(1)
Other securities	15	0	0	30	0	0	(6)	1	(2)	38	0

Total securities available for sale	2,689	(17)	73	1,391	(51)	0	(303)	1,073	(1,953)	2,902	(22)
Other assets:
Mortgage servicing rights	55	25	0	0	0	9	(5)	0	(26)	58	25
Derivative assets	90	(20)	0	0	0	8	(15)	0	(9)	54	(20)
Retained interest in securitizations and other	204	(3)	0	0	0	0	0	0	0	201	(3)
Liabilities:
Other liabilities:
Derivative liabilities	38	15	0	0	0	13	(25)	0	(2)	39	15

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended September 30, 2012
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2012	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2012(3)
(Dollars in millions)	Balance, January 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$0	$0	$0	$135	$0	$0	$(2)	$154	$0	$287	$0
Residential mortgage-backed securities	195	(6)	78	2,477	(640)	0	(226)	302	(1,124)	1,056	(6)
Commercial mortgage-backed securities	274	5	20	674	(76)	0	(16)	63	(583)	361	5
Other asset-backed securities	32	0	22	384	0	0	(3)	214	(104)	545	0
Other securities	12	0	0	0	0	0	(6)	9	(6)	9	0

Total securities available for sale	513	(1)	120	3,670	(716)	0	(253)	742	(1,817)	2,258	(1)
Other assets:
Mortgage servicing rights	93	(18)	0	0	0	9	(8)	0	0	76	(18)
Derivative assets	103	55	0	0	0	12	(73)	13	(1)	109	55
Retained interest in securitization and other	145	64	0	0	0	0	0	0	0	209	64
Liabilities:
Other liabilities
Derivative liabilities	279	18	0	0	0	37	(276)	(8)	(3)	47	18
Other	12	10	0	0	0	0	0	0	0	22	10

(1)

Gains (losses) related to Level 3 mortgage servicing rights and Level 3 derivative assets and derivative liabilities are reported in other non-interest income, which is a component of non-interest income. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

(2)

The transfers out of Level 3 for the third quarter and first nine months of 2013 and 2012 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

(3)

The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for securities available for sale, accretion on certain fixed maturity securities, change in fair value of derivative instruments and mortgage servicing rights transaction. The impairments are reported in total other-than-temporary losses as a component of non-interest income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value Governance and Control

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group (“MVG”), participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer. Membership of the VAC includes the Chief Risk Officer.

The CVG performs periodic independent verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation team (“TAV”) perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation. Additionally, when necessary, the CVG and TAV challenge prices from third party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for a transparency of the assumptions used by the third party.

The FVC, which includes representation from business areas, our Risk Management division and our Finance division, is a forum for discussing fair market valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environment and material risks or concerns related to fair market valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the CVG. It provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit Committee or other delegated committee of the Board of Directors.

We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing. The MVG is part of the Model Risk Office and validates all models and provides ongoing monitoring of their performance, including the validation and monitoring of the performance of all valuation models.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the significant unobservable inputs relied upon to determine the fair values of our recurring Level 3 financial instruments. We utilize multiple third party pricing services to obtain fair value measures for our securities. Several of our third party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third party pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the securities available for sale presented below

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
Residential mortgage-backed securities	$1,321	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-25% 0-45% 0-22% 0-85%	5% 5% 8% 50%

Commercial mortgage-backed securities	$304	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	2-4% 0-20%	3% 13%

Other asset-backed securities	$313	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	3-8% 0-24% 0-20% 0-88%	4% 3% 12% 67%

U.S. government guaranteed debt and other securities	$964	Discounted cash flows (3rd party pricing)	Yield	2-3%	2%

Other assets:
Mortgage servicing rights	$58	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	8.18-32.52% 9.95-17.07% $85-$420	18.83% 10.57% $93

Derivative assets	$54	Discounted cash flows	Swap rates	2.76-3.47%	3.36%

Retained interests in securitization and other	$201	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	37-105 1.63-6.71% 4.25-13.57% 1.56-7.37% 14.82-89.45%	83 4.88% 13.19% 4.80% 21.98%

Liabilities:
Other liabilities:

Derivative liabilities	$39	Discounted cash flows	Swap rates	2.76-3.43%	3.34%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2012	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:

Residential mortgage-		Discounted	Yield	0-24%	5%
backed securities	$1,335	cash flows	Constant prepayment rate	0-26%	6%
		(3rd party	Default rate	0-21%	9%
		pricing)	Loss severity	4-75%	52%

Commercial mortgage-		Discounted	Yield	1-3%	2%
backed securities	$587	cash flows	Constant prepayment rate	0-15%	11%
		(3rd party
		pricing)

Other asset-backed		Discounted	Yield	1-24%	4%
securities	$102	cash flows	Constant prepayment rate	0-5%	2%
		(3rd party	Default rate	1-28%	15%
		pricing)	Loss severity	46-88%	72%

U.S. government		Discounted	Yield	1-4%	2%
guaranteed debt and other securities	$665	cash flows
		(3rd party
		pricing)
Other assets:

Mortgage servicing rights	$55	Discounted	Total prepayment rate	11.77-32.99%	19.37%
		cash flows	Discount rate	9.95-37.88%	12.66%
			Servicing cost ($ per loan)	$81-$864	$302

Derivative assets	$90	Discounted cash flows	Swap rates	1.82-2.58%	2.46%

Retained interests in		Discounted	Life of receivables (months)	29-243	66
securitization and other	$204	cash flows	Constant prepayment rate	1.25-22.21%	13.52%
			Discount rate	2.90-13.57%	12.70%
Liabilities:
Other liabilities:

Derivative liabilities	$38	Discounted	Swap rates	1.82-2.55%	2.42%
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

The following table presents the carrying amounts of all assets that were still held as of September 30, 2013 and December 31, 2012, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.

Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	September 30, 2013
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average

(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$0	$51	$0	$51	N/A	N/A	N/A	N/A
Loans held for investment	0	0	102	102	Appraisal Value	Non- recoverable rate	0-49%	15%
Foreclosed property(1)	0	0	43	43	Appraisal Value	Cost to Sell	10-14%	10%
Other(2)	0	0	13	13	Appraisal Value	Cost to Sell	6-6%	6%

Total	$0	$51	$158	$209

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average

(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$0	$201	$0	$201	N/A	N/A	N/A	N/A
Loans held for investment	0	0	162	162	Appraisal Value	Non- recoverable rate	0-100%	13%

Foreclosed property(1)	0	0	50	50	Appraisal Value	Cost to Sell	10-14%	11%

Other(2)	0	0	59	59	Appraisal Value	Cost to Sell	6-6%	6%

Total	$0	$201	$271	$472

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Consists of long lived assets classified as held for sale.

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2013 and 2012.

Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses) Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Assets:
Loans held for sale	$0	$52
Loans held for investment	(27)	(87)
Foreclosed property(1)	(8)	(21)
Other(2)	(8)	(4)

Total	$(43)	$(60)

(1)	Represents the fair value and related losses of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Consists of long lived assets classified as held for sale.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the condensed consolidated balance sheets at fair value, as of September 30, 2013 and December 31, 2012:

Table 12.6: Fair Value of Financial Instruments

	September 30, 2013		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,718	$5,718	$5,718	$0	$0
Restricted cash for securitization investors	390	390	390	0	0
Securities available for sale	43,132	43,132	971	39,259	2,902
Securities held to maturity	18,276	18,662	0	18,540	122
Net loans held for investment	187,481	192,919	0	0	192,919
Loans held for sale	180	180	0	180	0
Interest receivable	1,304	1,304	0	1,304	0
Mortgage servicing rights	83	83	0	25	58
Derivative assets	988	988	5	929	54
Retained interests in securitizations and other	201	201	0	0	201
Financial liabilities:
Non-interest bearing deposits	$22,281	$22,281	$22,281	$0	$0
Interest-bearing deposits	184,553	179,151	0	17,589	161,562
Securitized debt obligations	9,544	10,315	0	10,067	248
Senior and subordinated notes	12,395	12,904	0	12,904	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,686	1,686	1,686	0	0
Other borrowings	8,220	8,228	0	8,228	0
Interest payable	276	276	0	276	0
Derivative liabilities	587	587	8	540	39

	December 31, 2012		Fair Value Measurements Using
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,058	$11,058	$11,058	$0	$0
Restricted cash for securitization investors	428	428	428	0	0
Securities available for sale	63,979	63,979	1,697	59,593	2,689
Securities held to maturity	9	9	0	9	0
Net loans held for investment	200,733	205,000	0	0	205,000
Loans held for sale	201	201	0	201	0
Interest receivable	1,694	1,694	0	1,694	0
Mortgage servicing rights	55	55	0	0	55
Derivatives	1,848	1,848	1	1,757	90
Retained interests in securitizations and other	204	204	0	0	204
Financial liabilities:
Non-interest bearing deposits	$22,467	$22,467	$22,467	$0	$0
Interest-bearing deposits	190,018	189,423	0	22,216	167,207
Securitized debt obligations	11,398	11,590	0	11,252	338
Senior and subordinated notes	12,686	13,312	0	13,312	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,248	1,248	1,248	0	0
Other borrowings	24,578	24,616	346	24,215	55
Interest payable	450	450	0	450	0
Derivatives	400	400	1	361	38

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2013 and December 31, 2012. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheet at fair value, which include securities held to maturity, loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

Investment Securities

Quoted prices in active markets are used to measure the fair value of U.S. Treasury debt obligations. For other investment categories, we utilize multiple third-party pricing services to obtain fair value measures for the large majority of our securities. A pricing service may be considered as the primary pricing provider for certain types of securities, and the designation of the primary pricing provider may vary depending on the type of securities. The determination of the primary pricing provider is based on our experience and validation benchmark of the pricing service’s performance in terms of providing fair value measurement for the various types of securities.

Certain securities are classified as Level 2 and 3, the majority of which are collateralized mortgage obligations and mortgage-backed securities. Level 2 and 3 classifications indicate that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings, and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves, and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings, and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

There was a considerable decrease in the market value of our portfolio holdings as of September 30, 2013, compared with December 31, 2012 due to higher interest rates.

Loans Held For Sale

Our estimation of the fair value of loans classified as held for sale was determined using current secondary market prices for loan pools with similar characteristics. The carrying amount of loans held for sale as of September 30, 2013 and December 31, 2012 approximates fair value.

Net Loans Held For Investment

The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans were estimated using a discounted cash flow method, a form of the income approach. Discount rates were determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excluded any value related to customer account relationships. The fair value of these loans as of September 30, 2013 remained substantially unchanged compared to the previous quarter as the impact of higher market rates was offset by improved credit performance in our card, mortgage and commercial loan portfolios.

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

Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances was determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms. The decrease in fair value of our other borrowings at September 30, 2013 was primarily due to market interest rates being slightly higher than the interest rates on the debt we own or the debt we issued.

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 13—BUSINESS SEGMENTS

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/ liability management by our centralized Corporate Treasury group, are included in the “Other” category.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Segment Results and Reconciliation

The following tables present our business segment results for the three and nine months ended September 30, 2013 and 2012 as well as selected balance sheet data as of September 30, 2013 and December 31, 2012 and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period presentation.

Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,757	$1,481	$480	$(158)	$4,560
Non-interest income	834	184	87	(14)	1,091

Total net revenue	3,591	1,665	567	(172)	5,651
Provision for credit losses	617	202	31	(1)	849
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	106	0	0	0	106
Core deposit intangible amortization	0	34	6	0	40

Total PCCR and core deposit intangible amortization	106	34	6	0	146

Other non-interest expense	1,798	893	260	50	3,001

Total non-interest expense	1,904	927	266	50	3,147

Income (loss) from continuing operations before income taxes	1,070	536	270	(221)	1,655
Income tax provision (benefit)	376	191	96	(138)	525

Income from continuing operations, net of tax	$694	$345	$174	$(83)	$1,130

Period-end total loans held for investment	$77,967	$71,285	$42,399	$163	$191,814
Period-end total customer deposits	0	168,437	30,592	7,805	206,834

	Three Months Ended September 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,991	$1,501	$432	$(278)	$4,646
Non-interest income	826	260	87	(37)	1,136

Total net revenue	3,817	1,761	519	(315)	5,782
Provision for credit losses	892	202	(87)	7	1,014
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	131	0	0	0	131
Core deposit intangible amortization	0	41	8	0	49

Total PCCR and core deposit intangible amortization	131	41	8	0	180

Other non-interest expense	1,659	936	245	25	2,865

Total non-interest expense	1,790	977	253	25	3,045

Income (loss) from continuing operations before income taxes	1,135	582	353	(347)	1,723
Income tax provision (benefit)	394	206	125	(190)	535

Income from continuing operations, net of tax	$741	$376	$228	$(157)	$1,188

Period-end total loans held for investment	$89,033	$76,738	$37,209	$152	$203,132
Period-end total customer deposits	0	173,100	28,670	11,485	213,255

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Nine Months Ended September 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$8,391	$4,437	$1,391	$(536)	$13,683
Non-interest income	2,487	554	264	(148)	3,157

Total net revenue	10,878	4,991	1,655	(684)	16,840
Provision for credit losses	2,073	444	(18)	(3)	2,496
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	332	0	0	0	332
Core deposit intangible amortization	0	106	21	0	127

Total PCCR and core deposit intangible amortization	332	106	21	0	459

Other non-interest expense	5,239	2,621	772	143	8,775

Total non-interest expense	5,571	2,727	793	143	9,234

Income from continuing operations before income taxes	3,234	1,820	880	(824)	5,110
Income tax provision (benefit)	1,135	648	313	(496)	1,600

Income from continuing operations, net of tax	$2,099	$1,172	$567	$(328)	$3,510

Period-end total loans held for investment	$77,967	$71,285	$42,399	$163	$191,814
Period-end total customer deposits	0	168,437	30,592	7,805	206,834

	Nine Months Ended September 30, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$7,333	$4,285	$1,290	$(847)	$12,061
Non-interest income	2,195	621	254	641	3,711

Total net revenue	9,528	4,906	1,544	(206)	15,772
Provision for credit losses	3,061	420	(250)	33	3,264
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	223	0	0	0	223
Core deposit intangible amortization	0	120	26	0	146

Total PCCR and core deposit intangible amortization	223	120	26	0	369

Other non-interest expense	4,698	2,759	739	126	8,322

Total non-interest expense	4,921	2,879	765	126	8,691

Income from continuing operations before income taxes	1,546	1,607	1,029	(365)	3,817
Income tax provision (benefit)	536	569	363	(537)	931

Income from continuing operations, net of tax	$1,010	$1,038	$666	$172	$2,886

Period-end total loans held for investment	$89,033	$76,738	$37,209	$152	$203,132
Period-end total customer deposits	0	173,100	28,670	11,485	213,255

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 14—COMMITMENTS, CONTINGENCIES AND GUARANTEES

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. The maximum contingent payment amount related to our acquisitions totaled $30 million as of September 30, 2013. The actual payment amount related to the $30 million was determined as of September 30, 2013 and paid on October 15, 2013. As such, we had a liability for contingent payments related to these arrangements of $30 million and $165 million as of September 30, 2013 and December 31, 2012, respectively.

Guarantees

We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GPC in 2000. Our maximum credit exposure related to these agreements totaled $17 million and $19 million as of September 30, 2013 and December 31, 2012, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. Our recorded liability under these agreements was $17 million and $17 million as of September 30, 2013 and December 31, 2012, respectively.

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

We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $1.9 billion as of September 30, 2013 and December 31, 2012, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities in our consolidated balance sheets, was $4 million as of September 30, 2013. These financial guarantees had expiration dates ranging from 2013 to 2025 as of September 30, 2013.

Payment Protection Insurance

In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”) investigated and raised concerns about the way some

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to PPI, which totaled $154 million and $220 million as of September 30, 2013 and December 31, 2012, respectively.

Potential Mortgage Representation & Warranty Liabilities

We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, which was acquired in February 2005; GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was acquired in December 2006 as part of the North Fork acquisition; and CCB, which was acquired in February 2009 and subsequently merged into CONA (collectively, “the subsidiaries”).

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

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated outstanding principal balance as of September 30, 2013 and December 31, 2012:

Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser (UPB is estimated)

	Unpaid Principal Balance		Original Unpaid Principal Balance
(Dollars in billions)	September 30, 2013	December 31, 2012	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$3	$4	$11	$1	$4	$3	$3
Insured Securitizations	5	5	20	0	2	8	10
Uninsured Securitizations and Other	19	23	80	3	15	30	32

Total	$27	$32	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of a portion of the $80 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $48 billion original principal balance of these mortgage loans are currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). An additional approximately $22 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $27 billion in unpaid principal balance remains outstanding as of September 30, 2013, of which approximately $6 billion in unpaid principal balance is at least 90 days delinquent. Approximately $20 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.6 billion original principal balance of mortgage loans as of September 30, 2013, compared with $2.4 billion as of December 31, 2012. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 14.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2011	$176	$1,243	$672	$2,091
Gross new demands received	189	366	291	846
Loans repurchased/made whole	(233)	(3)	(138)	(374)
Demands rescinded	(75)	(30)	(40)	(145)
Reclassifications(2)	2	3	(4)	1

Open claims as of December 31, 2012	$59	$1,579	$781	$2,419

Gross new demands received	121	40	191	352
Loans repurchased/made whole	(40)	(5)	(20)	(65)
Demands rescinded	(94)	0	(21)	(115)

Open claims as of September 30, 2013	$46	$1,614	$931	$2,591

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

The following table summarizes changes in our representation and warranty reserves for the three and nine months ended September 30, 2013 and 2012, and for full year 2012:

Table 14.3: Changes in Representation and Warranty Reserves

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Representation and warranty repurchase reserve, beginning of period(1)	$1,156	$1,002	$899	$943
Provision for mortgage representation and warranty losses(2)	(4)	0	276	349
Net realized losses	(7)	(83)	(30)	(373)

Representation and warranty repurchase reserve, end of period(1)	$1,145	$919	$1,145	$919

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our condensed consolidated statements of income as a component of non-interest income was a benefit of $13 million and $27 million in the third quarter and first nine months of 2013, respectively compared with a loss of $42 million in the first nine months of 2012. The portion of the provision for mortgage representation and warranty recognized in our consolidated statements of income as a component of discontinued operations totaled $9 million and $303 million in the third quarter and first nine months of 2013, respectively and $307 million in first nine months of 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

Table 14.4: Allocation of Representation and Warranty Reserves

	Reserve Liability
(Dollars in millions, except for loans sold)	September 30, 2013	December 31, 2012	Loans Sold 2005 to 2008(1)
Selected period-end data:
GSEs and Active Insured Securitizations	$970	$817	$27
Inactive Insured Securitizations and Others	175	82	84

Total	$1,145	$899	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

In establishing litigation reserves for this category, we consider the current and future monoline insurer losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. We rely on our own past monoline settlement ratios in addition to considering publicly available industry monoline settlement ratios to establish these reserves. Our reserves with respect to the U.S. Bank Litigation, the DBSP Litigation, and the Ambac Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, such reserves are also contained within this category.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For the $4 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $48 billion original principal balance of mortgage loans in the Uninsured Securitizations category, we establish reserves based on an assessment of probable and estimable legal liability, if any, utilizing both our own experience and publicly available industry settlement information to estimate lifetime liability. In contrast with the bond insurers in the Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can force a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Accordingly, we only reserve for such exposures when a trustee or investor with standing brings claims and it is probable we have incurred a loss. Some Uninsured Securitization investors from this category are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities.

For the $22 billion original principal balance of mortgage loans sold to private investors as whole loans, we establish reserves by relying on our historical and anticipated claims and repurchase rates to estimate lifetime liability.

The aggregate reserves for all three subsidiaries totaled $1.1 billion as of September 30, 2013, compared with $899 million as of December 31, 2012. We recorded a total benefit for mortgage representation and warranty losses for our representation and warranty repurchase exposure of $4 million in the third quarter of 2013, which was primarily driven by updated economic loss modeling. During the quarter, we had settlements of repurchase requests totaling $7 million that were charged against the reserves.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of September 30, 2013 is approximately $2.5 billion, a decline from our estimate of $2.7 billion as of December 31, 2012. The estimate as of September 30, 2013 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the FHFA Litigation, the LXS Trust Litigation and the FHLB of Boston Litigation.

In estimating reasonably possible future losses in excess of our current reserves, we assume a portion of the inactive securitizations become active and for all Insured Securitizations, we assume loss rates on the high end of those observed in monoline settlements or court rulings. For our remaining GSE exposures, Uninsured Securitizations and whole loan exposures, our reasonably possible risk estimates assume lifetime loss rates and claims rates at the highest levels of our past experience and also consider the limited instances of observed settlements. We do not assume claim rates or loss rates for these risk categories will be as high as those assumed for the Active Insured Securitizations, however, based on industry precedent. Should the number of claims or the loss rates on these claims increase significantly, our estimate of reasonably possible risk would increase materially. We also assume that we will resolve any loan repurchase requests relating to loans originated more than six years ago at a discount as compared to those originated within six years of a repurchase claim because of the pending legal arguments in various matters around the applicable statute of limitations.

Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. Our reserve and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

reasonably possible estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels, including, but not limited to: litigation outcomes; court rulings; governmental enforcement decisions; future repurchase and indemnification claim levels; securitization trustees pursuing mortgage repurchase litigation unilaterally or in coordination with investors; investors successfully pursuing repurchase litigation independently and without the involvement of the trustee as a party; ultimate repurchase and indemnification rates; future mortgage loan performance levels; actual recoveries on the collateral; and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. On July 13, 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. This agreement is

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

contingent on final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement. In September 2013, the court held oral argument to consider final approval of the class settlement. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including Capital One (collectively “the Opt-Out Plaintiffs”). These cases are in their preliminary stages.

As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2012 and September 30, 2013 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

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

Credit Card Interest Rate Litigation

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. On August 8, 2011, Capital One filed a motion for summary judgment, which remains pending with the court. On July 22, 2013, the MDL plaintiffs filed a supplemental opposition to Capital One’s motion for summary judgment. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished.

Mortgage Repurchase Litigation

On February 5, 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs - Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. On March 3, 2010, the Court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. On February 28, 2012, the Court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”). In April, 2013, the First Department affirmed the dismissal of Syncora and CIFG from the case.

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

On October 24, 2012, Capital One, N.A., (“CONA”) as successor to Chevy Chase Bank, F.S.B. (“CCB”), was named as a defendant in a lawsuit filed in the Southern District of New York by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (the “Ambac Litigation”). Plaintiffs allege, among other things, that CONA (as successor to Chevy Chase Bank (“CCB”)) breached certain representations and warranties in contracts relating to six securitizations with an aggregate original principal balance of approximately $5.2 billion which were sponsored by a CCB affiliate in 2006 and 2007 and backed by loans

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

originated by CCB. Almost half of the securities issued by the six trusts are insured by Ambac. Plaintiffs seek unspecified damages, an order compelling CONA to indemnify Ambac for all accrued and future damages based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate, and all related fees, costs, and interest. CONA moved to dismiss the complaint on January 14, 2013, and that motion remains pending.

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

FHLB Securities Litigation

On April 20, 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities (the “FHLB of Boston Litigation”). Capital One Financial Corporation and Capital One, National Association are named in the complaint as alleged successors in interest to Chevy Chase Bank, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011. FHLB of Boston filed an Amended Complaint on June 29, 2012, and the Company’s motion to dismiss was denied on September 30, 2013.

Checking Account Overdraft Litigation

In May, 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. On March 21, 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. On June 21, 2012, the MDL court granted plaintiff’s motion for class certification. The modified scheduling order entered by the MDL court on August 13, 2013, contemplates the conclusion of discovery in the first quarter of 2014 and we anticipate a remand to the Eastern District of Louisiana in the second quarter of 2014.

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

On August 10, 2012, Capital One removed the Mississippi AG case to the U.S. District Court, Southern District of Mississippi. On July 31, 2013, the court denied the Mississippi AG’s motion to remand. The Mississippi AG petitioned to appeal the District Court’s decision to the Fifth Circuit Court of Appeals, which was granted by the Fifth Circuit on October 3, 2013.

On June 3, 2013, Capital One removed the New Mexico AG case to the U.S. District Court, District of New Mexico. In response, on July 2, 2013, the New Mexico AG filed an Amended Complaint in federal court, adding a claim for alleged violations of the Truth in Lending Act.

Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August, 2011, relating to the marketing of payment protection products.

Intellectual Ventures Corp., et al.

On June 19, 2013, Intellectual Ventures I, LLC and Intellectual Ventures II, LLC (collectively “IV”) sued Capital One Financial Corp., Capital One Bank (USA), N.A. and Capital One, N.A. (collectively “Capital One”) for patent infringement in the United States District Court for the Eastern District of Virginia. In the Complaint, IV alleges infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

other patents in several other federal courts. Capital One’s motion to dismiss was denied without prejudice on August 28, 2013. Capital One filed an answer and counterclaim alleging antitrust violations. Discovery in the case is ongoing and the final pretrial conference is currently scheduled for December 19, 2013.

Derivative Actions

On August 17, 2012, a derivative action, titled Iron Workers Mid-South Pension Fund v. Fairbank, et al., Case No. 2012 14130 (“Iron Workers Action”), was filed by a putative stockholder on behalf of the Company in Virginia Circuit Court of Fairfax County (hereafter “Virginia Circuit Court”) against certain current and former directors and officers of the Company, alleging breach of the fiduciary duty of loyalty, gross mismanagement, corporate waste, and unjust enrichment. The allegations stem from the Company’s entering into consent orders with the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau regarding vendor sales practices of payment protection and credit monitoring products. Plaintiff shareholder generally alleges that the alleged failure of the Company’s officers and directors to oversee certain practices between 2010 and early 2012 caused harm to the Company, which is named as a “nominal defendant.” The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance and internal procedures, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On September 19, 2012, a second derivative complaint, titled Barovic v. Fairbank, et al., Case No. 2012 14130, was filed by another putative stockholder on behalf of the Company also in the Virginia Circuit Court. The Barovic derivative complaint is substantially identical to the Iron Workers’ Action (collectively “Derivative Actions”). The defendants removed the Derivative Actions to federal court and moved to dismiss the complaints. On June 24, 2013, the court granted Capital One’s motion to dismiss, finding that the plaintiffs did not adequately allege facts showing that the Board could not be impartial in responding to a litigation demand. The court also dismissed with prejudice the claims for unjust enrichment and corporate waste, and the claims against the named officer defendants. The plaintiffs filed an amended complaint on July 8, 2013, which Capital One moved to dismiss with prejudice on July 25, 2013. On October 8, 2013, the Court granted Capital One’s motion to dismiss the amended complaint with prejudice, thereby dismissing the consolidated matter in its entirety.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. During the third quarter of 2013, we continued to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the ING Direct and 2012 U.S. card acquisitions. During the quarter, these changes included conversion of the HSBC acquired Branded Book portfolio to the Capital One card legacy platform. Otherwise, there were no changes in our internal control over financial reporting during the third quarter of 2013 which have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 is included in “Notes to Condensed Consolidated Financial Statements—Note 14—Commitments, Contingencies and Guarantees.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the third quarter of 2013:

(Dollars in millions, except per share information)	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(4)
July 1-31, 2013
Open market repurchases(1)	—	$—	—	$1,000
Employee transactions(2)	12,518	66.03	—	N/A
August 1-31, 2013
Open market repurchases(1)	—	—	—	1,000
Employee transactions(2)	7,032	69.50	—	N/A
September 1-30, 2013
Open market repurchases(1)	3,743,355	68.40	3,743,355	744
Employee transactions(2)	805	64.04	—	N/A

Total	3,763,710	$68.39	3,743,355	$744

(1)

Represents repurchases under the $1 billion common stock repurchase program authorized by our Board of Directors and announced on July 2, 2013. We may repurchase shares through March 31, 2014. Shares repurchased under the 2013 Share Repurchase Plan are considered treasury stock.

(2)

Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(3)	Excludes commission costs
(4)	The amount authorized by the Board of Directors under the 2013 Share Repurchase Plan excludes commission costs.
N/A	Not applicable

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On October 31, 2013, the Company’s Board of Directors approved changes to the Company’s Amended and Restated Bylaws, including changing the general advance notice period for annual meetings to ninety to one hundred twenty days before the first anniversary of the preceding year’s annual meeting. Prior to these amendments, the advance notice period for annual meetings was seventy to ninety days before such anniversary. The amendments to the Company’s bylaws include similar changes to the advance notice period for stockholder nominations for applicable special meetings of stockholders As a result of these amendments, the deadlines for stockholders wishing to present other business or nominations at the Company’s 2014 Annual Stockholder Meeting have changed from the dates disclosed in the Company’s Definitive Proxy Statement dated March 20, 2013. The deadline for submitting proposals for inclusion in the Company’s proxy statement for its 2014 Annual Stockholder Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 has not changed and remains November 20, 2013.

Under the Company’s amended bylaws, if a stockholder wishes to present other business before the stockholders at the Company’s 2014 Annual Stockholder Meeting or nominate a director candidate, the stockholder must give proper written notice of any such business or nominee to the Company’s Corporate Secretary not before January 2, 2014, and not after February 1, 2014. If the Company’s 2014 Annual Stockholder Meeting is not within thirty days before or sixty days after May 2, 2014, the anniversary date of the Company’s 2013 Annual Stockholder Meeting, notice must be delivered no earlier than the one hundred twentieth day prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such meeting or ten days following any notice or publication of the meeting. A stockholder’s notice must include the information specified in the Company’s bylaws concerning the business or nominee.

Item 6. Exhibits

An index to exhibits has been filed as part of this report beginning on page 171 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 6, 2013	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

DATED September 30, 2013

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

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the Corporation’s 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the Corporation’s 2011 Form 10-K).

2.3.1	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form-8-K, filed on August 12, 2011).

2.3.2	Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Corporation’s Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K, filed on November 5, 2013).

3.3	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K on August 20, 2012).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Corporation’s Form 8-A filed on December 4, 2009).

Exhibit No.	Description

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on August 20, 2012).

4.2.1	Senior Indenture dated as of November 1, 1996 between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on November 13, 1996).

4.2.2	Supplemental Indenture, dated June 6, 2013, between Capital One Financial Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on June 6, 2013).

4.2.3	Registration Rights Agreement, dated June 6, 2013, between Capital One Financial Corporation and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the dealer managers (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on June 6, 2013).

4.2.4	Copy of 6.25% Notes, due 2013, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.5 of the 2003 Form 10-K).

4.2.5	Copy of 5.25% Notes, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5.6 of the 2004 Form 10-K).

4.2.6	Copy of 5.50% Senior Notes, due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ending June 30, 2005).

4.2.7	Specimen of 6.750% Senior Note, due 2017, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on September 5, 2007).

4.2.8	Specimen of 7.375% Senior Note, due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the Corporation’s Report on Form 8-K, filed on May 22, 2009).

4.2.9	Specimen of Floating Rate Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.10	Specimen of 2.125% Senior Note due 2014, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.11	Specimen of 3.150% Senior Note due 2016, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.12	Specimen of 4.750% Senior Note due 2021, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K, filed on July 19, 2011).

4.2.13	Specimen of Floating Rate Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

Exhibit No.	Description

4.2.14	Specimen of 1.000% Senior Note due 2015, of Capital One Financial Corporation (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K, filed on November 6, 2012).

4.2.15	Specimen of 3.50% Senior Note due 2023, of Capital One Financial Corporation (incorporated by reference to Exhibit A of Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed June 6, 2013).

4.3.1	Indenture, dated as of August 29, 2006, between Capital One Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

4.3.2	Copy of Subordinated Note Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K, filed on August 31, 2006).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Richard D. Fairbank.

31.2*	Certification of Stephen S. Crawford.

32.1*	Certification** of Richard D. Fairbank.

32.2*	Certification** of Stephen S. Crawford.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.