Form 10-K
period 2013-12-31
CAPITAL ONE FINANCIAL CORP
filed 2014-02-27
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on December 31, 2013.

Common Stock, $.01 Par Value: $36,655,693,401*

*	In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares outstanding of the registrant’s common stock as of the close of business on January 31, 2014.

Common Stock, $.01 Par Value: 572,812,828 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 1, 2014, are incorporated by reference into Part III.

i

ii

iii

PART I

Item 1. Business

OVERVIEW

General

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2013, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company is hereafter collectively referred to as “we”, “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2013 Form 10-K” or “2013 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. All references to 2013, 2012, 2011, 2010, and 2009 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009, respectively. Certain business terms used in this document are defined in the Glossary and Acronyms and should be read in conjunction with the Consolidated Financial Statements included in this Annual Report.

As one of the nation’s 10 largest banks based on deposits as of December 31, 2013, we service banking customer accounts through the internet and branch locations primarily in New York, New Jersey, Texas, Louisiana, Maryland, Virginia and the District of Columbia. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and mortgage banking in markets across the United States. We were the fourth largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on the outstanding balance of credit card loans as of December 31, 2013.

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Our branch of COBNA in Canada has the authority to provide credit card loans.

Recent Acquisitions and Dispositions

We regularly explore and evaluate opportunities to acquire financial services companies and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of businesses. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. Below we provide information on acquisitions and dispositions completed in 2013 and 2012.

Acquisitions in 2013

On November 1, 2013, we acquired Beech Street Capital, a privately-held, national originator and servicer of Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation

(“Freddie Mac”) and Federal Housing Authority (“FHA”) multifamily commercial real estate loans. The acquisition expands and enhances our existing multifamily capabilities and product offerings. At closing, we acquired a mortgage servicing portfolio on approximately $10 billion of loans.

Dispositions in 2013

On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (“Portfolio Sale”). Pursuant to the agreement with Citibank, N.A.(“Citibank”), we received $6.4 billion for the net portfolio assets.

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

HSBC—U.S. Credit Card Business

On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label Credit Card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition). The 2012 U.S. card acquisition included (i) the acquisition of HSBC’s U.S. credit card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, approximately $27.8 billion in outstanding credit card receivables designated as held for investment (“HFI”) and approximately $327 million in other net assets.

Additional Information

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. As of January 31, 2014, there were 13,280 holders of record of our common stock. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102 (telephone number (703) 720-1000. We maintain a website at www.capitalone.com. Documents available on our website include: (i) our Code of Business Conduct and Ethics for the Corporation; (ii) our Corporate Governance Principles; and (iii) charters for the Audit, Risk, Compensation, and Governance and Nominating Committees of the Board of Directors. These documents also are available in print to any shareholder who requests a copy.

In addition, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the U.S. Securities and Exchange Commission (“SEC”).

OPERATIONS AND BUSINESS SEGMENTS

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of the costs associated with funding our assets including deposit-taking, which generate net interest income, and by activities that generate non-interest income, such as fee-based services provided to customers and merchant interchange fees with respect to certain credit card transactions. Our expenses primarily consist of the provision for credit losses, operating expenses (including associate salaries and benefits, occupancy and equipment costs, professional services, infrastructure enhancements and branch operations and expansion costs), marketing expenses and income taxes.

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

•	Credit Card: Consists of our domestic consumer and small business card lending, national closed end installment lending and the international card lending businesses in Canada and the United Kingdom.

•	Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and consumer home loan lending and servicing activities.

•	Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million to $1 billion.

In the first quarter of 2012, we re-aligned the loan categories reported by our Commercial Banking business and the loan customer and product types included within each category. Prior period amounts have been recast to conform to the current period presentation. Table 1 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for 2013, 2012 and 2011. We provide additional information on the realignment of our Commercial Banking business segment under “Business Segment Results” and in “Note 19—Business Segments” of this Report.

Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volumes and the level of outstanding loan receivables due to higher seasonal consumer spending and payment patterns around the winter holiday season, summer vacations and back-to-school periods. Although there is some seasonal impact to purchase volumes and credit card loan balances in our Credit Card business, these seasonal trends have not caused significant fluctuations in our results of operations. No individual quarter in 2013, 2012 or 2011 accounted for more than 30% of our total revenues in any of these fiscal years. Delinquency rates in our Credit Card and Consumer businesses also have historically exhibited seasonal patterns, with delinquency rates generally tending to decrease in the first two quarters of the year as customers use income tax refunds to pay down outstanding loan balances.

For additional information on our business segments, including the financial performance of each business, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary and Business Outlook,” “MD&A—Business Segment Financial Performance” and “Note 19—Business Segments” of this Report.

SUPERVISION AND REGULATION

General

Capital One Financial Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842) (the “BHC Act”) and is subject to the requirements of the BHC Act, including its capital adequacy standards and limitations on our nonbanking activities. We are also subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Federal Reserve regulation, and Federal Reserve policy, we are expected to act as a source of financial and managerial strength to any banks that we control, including the Banks, and to commit resources to support them.

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

Our election to become a financial holding company under the GLBA certifies that the depository institutions we control meet certain criteria, including capital, management and Community Reinvestment Act (“CRA”) requirements. Effective July 21, 2011, under amendments to the BHC Act enacted under the Dodd-Frank Act, Capital One Financial Corporation also must be “well capitalized” and “well managed.” The failure to meet the criteria for financial holding company status could, depending on which requirements were not met, result in the company facing restrictions on new financial activities or acquisitions or being required to discontinue existing activities that are not generally permissible for bank holding companies.

The Banks are national associations chartered under the laws of the United States, the deposits of which are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. In addition to regulatory requirements imposed as a result of COBNA’s international operations (discussed below), the Banks are subject to comprehensive regulation and periodic examination by the OCC, the FDIC and by the Consumer Financial Protection Bureau (the “CFPB”).

We are also registered as a financial institution holding company under Virginia law and, as such, we are subject to periodic examination by Virginia’s Bureau of Financial Institutions. We also face regulation in the international jurisdictions in which we conduct business (see below under “Regulation of International Business by Non-U.S. Authorities”).

Regulation of Business Activities

The business activities of the Company and Banks also are subject to regulation and supervision under various laws and regulations.

Regulations of Consumer Lending Activities

The activities of the Banks as consumer lenders are subject to regulation under various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the CRA and the Service members Civil Relief Act (“SCRA”), as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order banks to compensate injured borrowers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of a bank to collect outstanding balances owed by borrowers. These laws may affect the ability of banks to collect outstanding balances.

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

Mortgage Lending

The CFPB has issued several final rules pursuant to the Dodd-Frank Act that provide additional disclosure requirements and substantive limitations on our mortgage lending activities. These rules, which include the Ability-to-Repay and Qualified Mortgage Standards Under the Truth in Lending Act (Regulation Z) and Integrated Mortgage Disclosures under the Real Estate Settlement Procedures Act (Regulation X) and the Truth In Lending Act (Regulation Z), could impact the type and amount of mortgage loans we offer, though we do not expect the regulations to have a material financial impact on us. The Dodd-Frank Act also generally requires securitizers to retain a five percent economic interest in the credit risk of assets sold through the issuance of asset-backed securitizations, with an exemption for traditionally underwritten residential mortgage loans that meet the definition of a qualified residential mortgage loan. This requirement also could impact the type and amount of mortgage loans we offer, depending on the final regulations.

FFIEC Account Management Guidance

On January 8, 2003, the Federal Financial Institutions Examination Council (“FFIEC”) released Account Management and Loss Allowance Guidance (the “FFIEC Guidance”). The FFIEC Guidance applies to all credit lending of regulated financial institutions and generally requires that banks properly manage several elements of their lending programs, including line assignments, over-limit practices, minimum payment and negative amortization, workout and settlement programs, and the accounting methodology used for various assets and income items related to loans.

We believe that our account management and loss allowance practices are prudent and appropriate and consistent with the FFIEC Guidance. We caution, however, the FFIEC Guidance provides wide discretion to bank regulatory agencies in the application of the FFIEC Guidance to any particular institution and its account management and loss allowance practices. Accordingly, under the FFIEC Guidance, bank examiners could require changes in our account management or loss allowance practices in the future, and such changes could have an adverse impact on our financial condition or results of operation.

Fair Credit Reporting

Like other financial institutions, the Banks rely upon consumer reports for prescreen marketing, underwriting new loans and for reviewing and managing risks associated with existing accounts. In addition, the Banks furnish customer account information to the major consumer reporting agencies. The use of consumer reports by the Banks and furnishing of account information to the consumer reporting agencies is regulated under the FCRA on a uniform, nationwide basis. This includes restrictions on the ability of the Banks to share consumer report information with affiliates and to use customer account information shared by affiliates for a marketing purpose. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), extends the federal preemption of the FCRA permanently, although the law authorizes states to enact laws regulating certain subject matters so long as they are not inconsistent with the conduct required by the FCRA. The FACT Act also added new provisions to the FCRA designed to address the growing crime of identity theft and to improve the accuracy of consumer credit information. Generally, FCRA rulemaking and enforcement authority with respect to the Banks resides with the CFPB. In addition, the FCRA creates a limited private right of action for consumers to seek relief for certain violations of the FCRA.

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

Debit Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted a final rule and an interim final rule (which largely was adopted in final form in July 2012) implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rules limited interchange fees per debit card transaction to $0.21 plus five basis points of the transaction amount and provided for an additional $.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling that requires the Federal Reserve to reconsider the current permissible interchange amount. On August 21, 2013, the Federal Reserve appealed this ruling and on September 19, 2013, the District Court stayed its ruling pending the appeal. It remains unclear how the ruling and appeal will impact the Federal Reserve’s interchange fee rules and our debit card business.

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

Funding

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as discussed in “MD&A—Liquidity Risk,” only well-capitalized and adequately-capitalized institutions may accept brokered deposits. Adequately-capitalized institutions, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the institution’s normal market area or, for deposits from outside the institution’s normal market area, the national rate on deposits of comparable maturity. The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for a bank could have a material adverse effect on its liquidity and its earnings.

In addition to the provision requiring a securitizer to retain a portion of the credit risk of an asset-backed securitization, the Dodd-Frank Act also prohibits conflicts of interest relating to securitizations.

Non-Bank Activities

Our non-bank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Capital One Investment Services LLC, Capital One Securities, Inc. and Capital One Sharebuilder, Inc. are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.

Capital One Asset Management LLC, which provides investment advice to customers of Capital One, N.A., which includes high net worth individuals, institutions, foundations, endowments and other organizations, is an SEC-registered investment adviser regulated under the Investment Advisers Act of 1940. ShareBuilder Advisors, LLC is also an SEC-registered investment adviser. Capital One Financial Advisors LLC is a state-registered investment adviser.

Finally, Capital One Agency LLC is a licensed insurance agency that provides both personal and business insurance services to retail and commercial clients and is regulated by the New York State Department of Financial Services in its home state and by the state insurance regulatory agencies in the states in which it operates.

Derivative Activities

In 2012, the Commodity Futures Trading Commission (“CFTC”) and the SEC jointly issued final rules further defining the Dodd-Frank Act’s “swap dealer” definitions. Based on the final rules, no Capital One entity will be required to register with the CFTC or SEC as a swap dealer; however, this may change in the future. If such registration occurs, the registered entity is required to comply with additional regulatory requirements relating to its derivatives activities. The Dodd-Frank Act also requires all swap market participants to keep swap transaction data records and report certain information to swap data repositories on a real-time and on-going basis. Further, each swap, group, category, type or class of swap that the CFTC or SEC determines must be cleared will need to be cleared through a derivatives clearinghouse unless the swap is eligible for a clearing exemption and executed on a designated contract market (“DCM”), exchange or swap execution facility (“SEF”), unless no DCM, exchange or SEF has made the swap available for trading.

Volcker Rule

In December 2013, the Federal Reserve, OCC, FDIC, SEC and CFTC approved a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” We and each of our subsidiaries, including the Banks, are subject to the Volcker Rule. The Volcker Rule contains prohibitions on proprietary trading and certain investments in, and relationships with, hedge funds and private equity funds, in each case as those terms are defined in the rule, and requires that we implement a robust compliance program in accordance with the requirements of the rule. Banking organizations have until July 21, 2015 to comply fully with most requirements of the Volcker Rule. Based on our preliminary assessment of the rule’s requirements, we do not believe that the Volcker Rule will have a material impact on our financial results. We continue to evaluate the final rule to assess its impact on our individual businesses and ensure that our compliance program meets the rule’s requirements.

Capital Adequacy

The Company and the Banks are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management” and “Note 12—Regulatory and Capital Adequacy.” The Company and the Banks exceeded minimum regulatory requirements under these guidelines as of December 31, 2013.

Advanced Approaches Rules

The Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) finalized rules implementing the “Advanced” version of Basel II in December 2007. As discussed below in “Basel III and U.S. Capital Rules,” the Federal Banking Agencies recently amended these rules (as amended, “the Advanced Approaches Rules”). The Advanced Approaches Rules are mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. We became subject to these rules at the end of 2012. Prior to full implementation of the Advanced Approaches framework, organizations must complete a qualification period of at least four consecutive quarters, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. We are expected to enter parallel run no earlier than January 1, 2015. We have completed the development of our Advanced Approaches implementation plan. Compliance with the Advanced Approaches Rules will require a material investment of resources in building processes and systems.

The Collins Amendment within the Dodd-Frank Act and the Federal Banking Agencies’ implementing final rules establish a capital floor so that organizations subject to the Advanced Approaches Rules may not hold less capital than would be required using the generally applicable risk-based and leverage capital calculations. Our current analysis suggests that our risk-weighted assets will increase under the Advanced Approaches framework, and therefore we would need to hold more regulatory capital in order to maintain a given capital ratio. We will continue to monitor regulators’ implementation of the new rules with respect to the institutions that are subject to them and assess the potential impact to us.

Basel III and U.S. Capital Rules

In December 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released proposals for additional capital and liquidity requirements, which subsequently have been clarified and amended (“Basel III”). In September 2010, the Basel Committee announced a package of reforms that included detailed capital ratios and capital conservation buffers, subject to transition periods through 2018. In December 2010, the Basel Committee published a final framework on capital and liquidity, consistent in large part with the prior proposals. In November 2011, the Basel Committee adopted a framework that would require additional Tier 1 common capital for systemically important institutions. This surcharge would vary based on the firm’s systemic importance as determined using five criteria (size, interconnectedness, lack of substitutability, cross-jurisdictional activity and complexity). As noted below, Federal Banking Agencies have stated that they intend to implement this surcharge, although the extent to which it would apply to us is unclear. In January 2014, the Basel Committee made changes to the leverage ratio rules to account for differences in national accounting frameworks.

The Federal Banking Agencies issued a rule in July 2013 implementing the Basel III capital framework developed by the Basel Committee as well as certain Dodd-Frank Act and other capital provisions (“Final Rule”). The Final Rule increases the minimum capital that we and other institutions are required to hold.

Prior to being revised in the Final Rule, the minimum risk-based capital requirements adopted by the Federal Banking Agencies followed Basel I and the Advanced Approaches for applicable banks and bank holding companies. See “Advanced Approaches Rules,” above. The Final Rule modified both Basel I and the Advanced Approaches (as modified, referred to respectively as “Basel III Standardized” and the “Basel III Advanced Approaches”).

The Final Rule increases the general risk-based and leverage capital requirements; significantly revises the definition of regulatory capital, including by eliminating certain items that constituted regulatory capital; establishes a minimum Tier 1 common equity requirement; introduces a new capital conservation buffer requirement; and (as noted below) updates the prompt corrective action framework to reflect the new regulatory capital minimums. For Basel III Advanced Approaches institutions like the Company and Banks, the Final Rule also implements a supplementary leverage ratio that incorporates a broader set of exposures and a new countercyclical capital buffer requirement.

Specifically, the Final Rule establishes for bank holding companies and banks a new minimum common equity Tier 1 capital ratio of 4.5 percent, adopts a leverage ratio of 4 percent (and removes the current 3 percent limited exception), and implements a capital conservation buffer of 2.5 percent. It also contains a supplementary leverage ratio of 3 percent and a countercyclical capital buffer of up to 2.5 percent (initially set to zero percent). Compliance with certain aspects of the Final Rule went into effect as of January 1, 2014 and other provisions will go into effect according to different start dates and phase-in periods.

Under the Final Rule, beginning on January 1, 2014, as a Basel III Advanced Approaches banking organization that has yet to enter or exit parallel run, we must use Basel III Standardized for calculating our regulatory capital, including as used in our capital ratios, subject to transition periods. In 2014, however, we will continue to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios. Beginning on January 1, 2015, we must use Basel III Standardized for calculating our risk-weighted assets in our regulatory capital ratios.

For information regarding our expectations of how the Final Rule impacts us, see “MD&A—Capital Management.” It remains unclear whether and how the Federal Banking Agencies will account for changes in the leverage ratio recently published by the Basel Committee.

The Basel Committee also published a liquidity framework in December 2010, which was subsequently amended in January 2013 and January 2014. The liquidity framework includes two standards for liquidity risk supervision, each subject to observation periods and transitional arrangements. One standard promotes short-term resilience by requiring sufficient high-quality liquid assets to survive a stress scenario lasting for 30 days. This standard, the liquidity coverage ratio (“LCR”), is included in the amended liquidity framework. The other standard promotes longer-term resilience by requiring sufficient stable funding over a one-year period, based on the liquidity characteristics of assets and activities. This standard remains under development by the Basel Committee. We expect that minimum liquidity requirements for us and other institutions will increase as a result of the Basel III liquidity framework, though rules implementing the Basel III liquidity framework have not yet been finalized by the Federal Banking Agencies.

In October 2013, the Federal Banking Agencies issued an interagency notice of proposed rulemaking regarding the U.S. implementation of the Basel III liquidity coverage ratio (the “Proposed LCR”), which would apply to institutions with consolidated total assets of $250 billion or more or consolidated total on balance sheet foreign exposure of $10 billion or more (the same standard used for identifying institutions subject to the Advanced Approaches Rules) and their respective consolidated subsidiary depository institutions with total consolidated assets greater than $10 billion. The Proposed LCR would require us to maintain an amount of eligible high-quality, liquid assets that equals or exceeds 100% of our projected net cash outflows over a 30-day period (as calculated in accordance with the Proposed LCR). The Proposed LCR would begin to take effect in January 2015. While the Proposed LCR is generally consistent with the Basel LCR standard, it is more stringent in certain areas and accelerates the implementation timeframe. The Proposed LCR would require us to comply with the minimum LCR standard as follows: 80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017, and thereafter. The comment period for the Proposed LCR recently closed and so its financial impacts are currently difficult to estimate with any certainty. However, modification of the composition of our investment securities portfolio may be required to comply with the final rules, which may negatively impact the overall yield earned from the portfolio. Additionally, investment in new data processing systems may be required to comply with new daily calculation requirements contained in the final rule.

We will continue to monitor regulators” implementation of the new capital and liquidity rules and assess the potential impact to us.

Market Risk Capital Rule

A market risk capital rule, which the Federal Banking Agencies amended in August 2012, supplements both the general risk-based capital rules and the Basel III Advanced Approaches Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading activities. The rule applies to institutions with aggregate trading assets and liabilities equal to the lesser of (i) 10 percent or more of total assets or (ii) $1 billion or more. Currently, we are not subject to this rule but may become subject to it in the future.

FDICIA and Prompt Corrective Action

In general, the FDICIA subjects banks to significantly increased regulation and supervision. Among other things, the FDICIA requires Federal Banking Agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. The FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. Under applicable regulations, a bank is considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage capital ratio of at least 5 percent and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. A bank is considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, a Tier 1 leverage capital ratio of at least 4 percent (3 percent for certain highly rated institutions), and does not otherwise meet the definition of well capitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately-capitalized institutions. The capital categories are determined solely for purposes of applying the FDICIA’s prompt corrective action provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects. As of December 31, 2013, each of the Banks met the requirements for a well-capitalized institution.

As noted above, the Final Rule updates the prompt corrective action framework to reflect new, higher regulatory capital minimums. This rule adjusts the definitions of well capitalized and adequately capitalized. For an insured depository institution to be well capitalized, it must maintain a total risk-based capital ratio of 10 percent or more; a Tier 1 capital ratio of 8 percent or more; a common equity Tier 1 capital ratio of 6.5 percent or more; and a leverage ratio of 5 percent or more. An adequately-capitalized depository institution must maintain a total risk-based capital ratio of 8 percent or more; a Tier 1 capital ratio of 6 percent or more; a common equity Tier 1 capital ratio of 4.5 percent or more; a leverage ratio of 4 percent or more; and, for Advanced Approaches institutions, a supplementary leverage ratio, which incorporates a broader set of exposures, of 3 percent or more. The revised prompt corrective action requirements become effective on January 1, 2015, other than the supplementary leverage ratio, which becomes effective on January 1, 2018.

As an additional means to identify problems in the financial management of depository institutions, the FDICIA requires regulators to establish certain non-capital safety and soundness standards. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Enhanced Prudential Standards and Other Requirements under the Dodd-Frank Act

With the enactment of the Dodd-Frank Act, because we are a bank holding company with consolidated assets of $50 billion or greater (a “covered company”), we are subject to certain enhanced prudential standards, including requirements that may be recommended by the Financial Stability Oversight Council (the “Council”) and implemented by the Federal Reserve and other regulators. As a result, we are becoming subject to more stringent standards and requirements than those applicable for smaller institutions. The Council also may issue recommendations to the Federal Reserve or other primary financial regulatory agency to apply new or heightened standards to risky financial activities or practices.

In 2011, the Federal Reserve finalized rules requiring us to implement resolution planning for orderly resolution in the event the Company faces material financial distress or failure. The FDIC has issued similar rules regarding resolution planning applicable to the Banks. In addition, in October 2012, the Federal Reserve issued a rule that implements the requirement in the Dodd-Frank Act that the Federal Reserve conduct annual stress tests on the capacity of our capital to absorb losses as a result of adverse economic conditions. The stress test rule also implements the requirement that we conduct our own semiannual stress tests and requires us to publish the results of the stress tests on our website or other public forum. The OCC finalized a similar stress test rule in October 2012, to implement the requirement that each of the Banks conduct annual stress tests.

In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential standards. The Federal Reserve finalized certain of the proposed rules on February 18, 2014 (“Enhanced Standards Rule”). The Enhanced Standards Rule, however, did not finalize the proposed single-counterparty credit limits or early remediation framework. Under the Enhanced Standards Rule, we must meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets, in each case, consistent with the requirements of the rule.

The rule also requires that we establish an enterprise-wide risk management framework that includes a risk committee and a chief risk officer. Although not mandated by the Dodd-Frank Act, the OCC recently issued a similar proposal that applies heightened standards for risk management to large institutions subject to its supervision, including the Banks.

In addition, the Enhanced Standards Rule requires that we comply with, and hold capital commensurate with the requirements of, any regulations adopted by the Federal Reserve relating to capital planning and stress tests. The Federal Reserve’s capital plan rule is discussed in “Dividends, Stock Repurchases and Transfers of Funds” below.

We are required to comply with the new requirements of the Enhanced Standards Rule beginning on January 1, 2015. As the Enhanced Standards Rule was recently issued, we continue to conduct an assessment of the expected impact of the rule.

In addition to the provisions described throughout this section, the Dodd-Frank Act imposes new, more stringent standards and requirements with respect to bank and nonbank acquisitions and mergers and affiliate transactions. The Dodd-Frank Act also includes provisions related to corporate governance and executive compensation and new fees and assessments, among others.

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

Each of the Banks is an “insured depository institution” within the meaning of the Change in Bank Control Act. Consequently, federal law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control is conclusively presumed if, among other things, a person or company acquires more than 25 percent of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires more than 10 percent of any class of voting stock and is subject to any of a number of specified “control factors” as set forth in the applicable regulations and policies.

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

Dividends, Stock Repurchases and Transfers of Funds

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR”). Under the rules, a bank holding company with consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a nonobjection to the plan. The Federal Reserve’s objection or nonobjection applies specifically to capital actions during the four quarters beginning with the second quarter of the second calendar year in the planning horizon. For the CCAR cycle under which capital plan submissions were due by January 6, 2014 (“2014 CCAR cycle”), the Federal Reserve’s objection or nonobjection will apply to planned capital actions from the second quarter of 2014 through the first quarter of 2015.

The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy and the ability of the bank holding company to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters. On September 24, 2013, the Federal Reserve released an interim final rule that incorporated Basel III capital rules into CCAR. For the first time, the 2014 CCAR cycle will require us to meet Basel III Standardized capital requirements, with appropriate phase-in provisions applicable to Basel III Advanced Approaches institutions during the CCAR planning horizon, under the supervisory severely adverse stress scenario, in addition to the capital plan rule’s Tier 1 common ratio using Basel I definitions.

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

Deposit Insurance Assessments

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

Prior to passage of the Dodd-Frank Act, the FDIC had established a plan to restore the DIF in the face of recent insurance losses and future loss projections, which resulted in several rules that generally increased deposit insurance rates and purported to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. The Dodd-Frank Act reformed the management of the DIF in several ways: raised the minimum DRR to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR; required that the reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016); required that in setting assessments, the FDIC must offset the effect of meeting the increased reserve ratio on small insured depository institutions; and eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio reaches certain levels. The FDIC has set the DRR at 2 percent and, in lieu of dividends, has established progressively lower assessment rate schedules as the reserve ratio meets certain trigger levels. The Dodd-Frank Act also required the FDIC to change the deposit insurance assessment base from deposits to average consolidated total assets minus average tangible equity. In February 2011, the FDIC finalized rules to implement this change that significantly modified how deposit insurance assessment rates are calculated for those banks with assets of $10 billion or greater.

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

FDIC Orderly Liquidation Authority

The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate non-bank financial companies and bank holding companies if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and another federal agency, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of a financial company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future.

Regulation of International Business by Non-U.S. Authorities

COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom and Canada.

United Kingdom

In the United Kingdom, COBNA operates through Capital One (Europe) plc, which was established in 2000 and is an authorized payment institution regulated by the Financial Conduct Authority (the “FCA”) under the Payment Services Regulations 2009. COEP’s indirect parent, Capital One Global Corporation, is wholly-owned by COBNA and is subject to regulation as an “agreement corporation” under the Federal Reserve’s Regulation K.

Over the past few years, the U.K. government has made significant changes to the framework of financial services regulation. As part of these changes, in April 2013, the Financial Services Authority (“FSA”) was split into a new Prudential Regulatory Authority (“PRA”) and the FCA, with the FCA, rather than the PRA, regulating COEP. In April 2014, the FCA will take over regulation of the U.K. consumer credit regime from the Office of Fair Trading (the “OFT”). As a result of this change, the FCA will also regulate COEP’s credit card lending activities.

During 2013, the FCA published several consultation papers setting forth its proposals to regulate consumer credit. Although the FCA intends to replicate the existing consumer credit regime through the introduction of a Consumer Credit Handbook, it is apparent from the draft version that some minor changes to requirements have been made. We expect the FCA to finalize the Consumer Credit Handbook in February 2014, and for it to become effective in April 2014.

Cross-border interchange fees continue to be under scrutiny from the European Commission (the “EC”) and the OFT. In May 2012, the EC held that MasterCard’s “interchange” fees were anticompetitive, and the General Court upheld this decision. The General Court held that there were no merchant or consumer benefits that could justify the restriction on competition implied by the fee. On July 4, 2013, the European Court of Justice (“ECJ”) heard MasterCard’s appeal of this decision. The ECJ’s judgment is expected in the first quarter of 2014. In addition, the EC issued a statement against Visa to express its view that interchange fees are anticompetitive. The OFT has confirmed its own investigation will remain on hold until after the outcome of MasterCard’s appeal. Further, on July 24, 2013, the EC published the proposed new Interchange Regulations which will cap debit interchange fees at 0.2% and credit interchange fees at 0.3%, but the cap is not expected to be effective until at least 2015.

The EC has also issued a draft regulation which will replace the Data Protection Act 1998. This will be directly effective without the need for additional U.K. legislation. The date on which the regulation will come into force has not yet been confirmed, but it is expected to be placed before the European Parliament in spring 2014. There will likely be a two-year grace period to work towards compliance with the regulation; however, a shorter implementation period may be specified by the European Parliament. Key proposed changes that we expect would impact COEP include:

•	Requirement on companies to notify any breach of the regulations to the Information Commissioner’s Office (“ICO”) and to individuals whose data has been affected or compromised as a result of the breach;

•	Increased powers, including the ability to assess fines, given to the ICO;

•	Requirement to conduct a Privacy Impact Assessment for all areas of the business, including any changes to systems;

•	Mandatory appointment of a data protection officer who must act independently and autonomously at all times; and

•	Widening of the definition of personal data.

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

In 2013, there were three new, significant regulatory developments that affect credit cards issued by federally regulated financial institutions in Canada. These amendments could increase our operational and compliance costs and affect the types and terms of products that we offer in Canada.

In February 2013, amendments were made (the “Amending Regulations”) to the Proceeds of Crime (Money Laundering) and Terrorist Financing Regulations under the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. The Amending Regulations prescribe additional requirements on financial institutions and intermediaries in relation to customer identification, customer monitoring, enhanced due diligence and ongoing scrutiny of customers’ activities. The Amending Regulations came into force on February 1, 2014.

In March 2013, Complaints (Banks, Authorized Foreign Banks and External Complaints Bodies) Regulations were made under the Bank Act (Canada) (the “Complaints Regulations”). In April 2013, the FCAC published Commissioner’s Guidance CG-12 Internal Dispute Resolution (the “IDR Guidance”). The Complaints Regulations require financial institutions to provide a person requesting or receiving a product or service with certain disclosures relating to contacting the FCAC and the financial institution’s complaint process and specify the manner of such disclosures. The Complaints Regulations also require financial institutions to provide the public with certain information about their complaints process on an annual basis (the “Annual Report”) and require financial institutions to be members of an external complaint body that is approved by the Minister of Finance under the Bank Act (Canada). The IDR Guidance provides specific guidance regarding financial institutions’ internal dispute resolution (“IDR”) procedures including ensuring adequate resources, training, retention of complaint information, procedures relating to the Annual Report requirement, and timeframes of the IDR procedures. In addition, financial institutions’ written IDR procedures must be in language that is clear, simple and not misleading and financial institutions must demonstrate that their IDR procedures are accessible to consumers. The Complaints Regulations and the IDR Guidance came into force on September 2, 2013.

Canada’s new anti-spam legislation, an act to promote the efficiency and adaptability of the Canadian economy by regulating certain activities that discourage reliance on electronic means of carrying out commercial activities, and to amend the Canadian Radio-television and Telecommunications Commission Act, the Competition Act, the Personal Information Protection and Electronic Documents Act and the Telecommunications Act, also known as “CASL” (the “Act”) came into force in December 2013. The Act prohibits (subject to limited exceptions) the sending of a commercial electronic message unless the person to whom the message is sent has consented to receiving it and the message complies with prescribed form and content requirements. The Act also prohibits the installation of computer programs or software on another person’s computer system without the express consent of the owner or authorized user of that computer system. The new rules surrounding the sending of commercial electronic messages will come into force on July 1, 2014. Provisions of the Act related to the unsolicited installation of computer programs or software will come into force on July 1, 2015, and the provisions providing for a private right of action for a contravention of the Act will come into force on July 1, 2017.

COMPETITION

Each of our business segments operates in a highly competitive environment, and we face competition in all aspects of our business from numerous bank and non-bank providers of financial services.

Our Credit Card business competes with international, national, regional and local issuers of Visa and MasterCard credit cards, as well as with American Express®, Discover Card®, private-label card brands, and, to a certain extent, issuers of debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features.

Our Consumer Banking and Commercial Banking businesses compete with national and state banks and direct banks for deposits, commercial and auto loans, mortgages and trust accounts and with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, mortgage banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-depository institutions that are able to offer these products and services. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. In addition, competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.

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

We believe that we are able to compete effectively in our current markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, please refer to “Part I—Item 1A. Risk Factors.”

EMPLOYEES

A central part of our philosophy is to attract and retain a highly capable staff. We had 41,951 employees, whom we refer to as “associates,” as of December 31, 2013. None of our associates are covered under a collective bargaining agreement, and management considers our associate relations to be satisfactory.

ADDITIONAL INFORMATION

Geographic Diversity

Our consumer loan portfolios, including credit cards, are diversified across the United States with modest concentration in California, Texas, New York, Florida, and Illinois. We also have credit card loans in the U.K. and Canada. Our commercial loan portfolio is aligned to our branch footprint with concentrated in New York, Texas, Louisiana and New Jersey with some broader diversification across the United States driven by our specialty business. See “MD&A—Credit Risk Profile” and “Note 4—Loans” for additional information.

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

To protect our systems and technologies, we employ security, backup and recovery systems and generally require the same of our third-party service providers. In addition, we perform, or cause to be performed, a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services in an effort to ensure that any attacks on these platforms, systems and applications are unlikely to succeed. Despite these controls, Capital One, along with several other U.S. financial services providers, was targeted on several occasions with distributed denial-of-service (“DDOS”) attacks from sophisticated third parties that succeeded, on a few occasions, in temporarily limiting our ability to service customers through online platforms.

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

FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, expenses, capital measures, accruals for claims in litigation and for other claims against us; earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; the projected impact and benefits of the acquisitions of ING Direct and 2012 U.S. card acquisitions (collectively, the “Acquisitions”); and the assumptions that underlie these matters.

To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995.

Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•	general economic and business conditions in the U.S., the U.K., Canada or our local markets, including conditions affecting employment levels, interest rates, consumer income and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

•	financial, legal, regulatory, tax or accounting changes or actions, including the impact of the Dodd-Frank Act and the regulations promulgated thereunder and regulations governing bank capital and liquidity standards, including Basel-related initiatives and potential changes to financial accounting and reporting standards;

•	the possibility that we may not fully realize the projected cost savings and other projected benefits of the Acquisitions;

•	difficulties and delays in integrating the assets and businesses acquired in the Acquisitions;

•	business disruption following the Acquisitions;

•	diversion of management time on issues related to the Acquisitions, including integration of the assets and businesses acquired;

•	reputational risks and the reaction of customers and counterparties to the Acquisitions;

•	disruptions relating to the Acquisitions negatively impacting our ability to maintain relationships with customers, employees and suppliers;

•	changes in asset quality and credit risk as a result of the Acquisitions;

•	developments, changes or actions relating to any litigation matter involving us;

•	the inability to sustain revenue and earnings growth;

•	increases or decreases in interest rates;

•	our ability to access the capital markets at attractive rates and terms to capitalize and fund our operations and future growth;

•	the success of our marketing efforts in attracting and retaining customers;

•	increases or decreases in our aggregate loan balances or the number of customers and the growth rate and composition thereof, including increases or decreases resulting from factors such as shifting product mix, amount of actual marketing expenses we incur and attrition of loan balances;

•	the level of future repurchase or indemnification requests we may receive, the actual future performance of mortgage loans relating to such requests, the success rates of claimants against us, any developments in litigation and the actual recoveries we may make on any collateral relating to claims against us;

•	the amount and rate of deposit growth;

•	changes in the reputation of or expectations regarding the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for the nature of our business;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.

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

We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom. The recent global recession resulted in a general tightening in the credit markets, lower levels of liquidity, reduced asset values (including commercial properties), sharp and prolonged declines in residential home values and sales volumes, reduced business profits, increased rates of business and consumer repayment delinquency, increased rates of business and consumer bankruptcy, and increased and prolonged unemployment, some of which have had a negative impact on our results of operations. Although the U.S economy has shown modest improvement, the recovery remains modest and uncertain. A recovery in any of our markets that is only shallow and very gradual, marked by continued elevated unemployment rates and reduced home prices, or another downturn, may have a material adverse effect on our financial condition and results of operations as customers default on their loans or maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.

In particular, we may face the following risks in connection with these events:

•	Adverse macroeconomic conditions may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which could have a negative impact on our results of operations. In addition, changes in consumer behavior, including decreased consumer spending, lower demand for credit and a shift in consumer payment behavior towards avoiding late fees, over-limit fees, finance charges and other fees, could have a negative impact on our results of operations.

•	Increases in bankruptcies could cause increases in our charge-off rates, which could have a negative impact on our results of operations.

•	Our ability to recover debt that we have previously charged-off may be limited, which could have a negative impact on our results of operations.

•	The processes and models we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including assumptions and forecasts of economic conditions which may no longer be capable of accurate estimation in an unpredictable economic environment, which could have a negative impact on our results of operations.

•	Our ability to assess the creditworthiness of our customers may be impaired if the criteria or models we use to underwrite and manage our customers become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations.

•	Significant concern regarding the creditworthiness of some of the governments in Europe and South America and uncertainty stemming from U.S. debt and budget matters have contributed to volatility in the financial markets and led to greater economic uncertainty worldwide. Concerns about sovereign debt in Europe and South America and the U.S. debt could diminish economic recovery and lead to further stress in the financial markets, both globally and in the United States, which could have a negative impact on our financial results.

•	Significant concern exists regarding risks associated with the normalization of global central bank policies. In particular, steps taken by the Federal Reserve to slow the pace of its balance sheet growth has resulted in significant financial market volatility. This change in Federal Reserve policy, coupled with similar actions by other central banks, has impacted economies globally, including the United States. These changes have particularly impacted certain emerging markets in countries whose growth prospects and currency valuations have proven vulnerable to normalization in the accommodative global central bank policies that have prevailed in recent years. The resulting financial market volatility and greater economic uncertainty worldwide could threaten the economic recoveries both globally and in the United States, which could have a negative impact on our financial results.

•	Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which could limit our access to funding. The interest rates that we pay on our securities are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Increased charge-offs, rising London Interbank Offering Rate (“LIBOR”) and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding from other sources.

•	An inability to accept or maintain deposits or to obtain other sources of funding could materially affect our liquidity position and our ability to fund our business. Many other financial institutions have also increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

•	Shorter-term interest rates have remained at historically low levels for a prolonged period of time. While longer-term interest rates have recently increased resulting in a steeper yield curve, they remain below historical averages. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it would limit our opportunity to increase the spread between asset yields and funding costs. Any reversion to a flat yield curve coupled with low interest rates for a sustained period of time could have a material adverse effect on our earnings and our net interest margin.

•	The low interest rate environment also increases our exposure to prepayment risk in our mortgage portfolio and the mortgage-backed securities in our investment portfolio. Increased prepayments, refinancing or other factors that impact loan balances would reduce expected revenue associated with mortgage assets and could also lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results.

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

As a result of our large number of consumer accounts and because we have historically experienced higher delinquencies and a greater number of accounts charging off compared to our large bank peers, we face the risk of a heightened level of regulatory scrutiny with respect to our consumer products and services.

The Dodd-Frank Act, as well as the related rules and regulations adopted by various regulatory agencies, could have a significant adverse impact on our business, results of operations or financial condition. The Dodd-Frank Act is a comprehensive financial reform act that requires, among other things, enhanced prudential standards (including capital, liquidity, risk management, single-counterparty credit exposure limits, early remediation, and resolution planning), enhanced supervision (including stress testing), prohibitions on proprietary trading and investments in covered funds (referred to as the “Volcker Rule”) and increased transparency and regulation of derivatives trading. The Dodd-Frank Act also provides heightened expectations for risk management and regulatory oversight of all aspects of large financial institutions, including us. Many aspects of the law remain to be implemented under the rulemaking and regulatory authority of the SEC, the CFTC and federal banking regulators. The Dodd-Frank Act also created the CFPB, which regulates our businesses with respect to our compliance with certain consumer laws and regulations.

Although it is clear that the Dodd-Frank Act and implementing regulations materially impact large financial institutions like us, the rulemaking process has been progressing slowly, and we may not experience the ultimate impact of the Dodd-Frank Act for years. Though some aspects of the Dodd-Frank Act may significantly impact our financial condition or results of operations, other aspects of the law may not apply to us. Nevertheless, the law has increased our need to build new compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. The cumulative impact includes higher expectations for capital and liquidity, as discussed in more detail below under the header “We May Not Be Able to Maintain Adequate Capital Levels or Liquidity, Which Could have a Negative Impact on Our Financial Results,” and higher operational costs, which may further increase once regulators fully implement the law. In addition, U.S. government agencies charged with adopting and interpreting laws, rules and regulations, including under the Dodd-Frank Act, may do so in an unforeseen manner, including ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated.

Some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us. For example, rules implementing the Dodd-Frank Act’s requirement that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction are currently subject to challenge. It is unclear how the ruling and appeal will impact the Federal Reserve’s interchange fee rules. Future changes in the Federal Reserve’s interchange fee rules could adversely impact revenue from our debit card business.

Under various state and federal statutes and regulations, we are required to observe various data security and privacy-related requirements, including establishing appropriate information security standards and safeguards, data security breach response programs and properly authenticating customers before processing or enabling certain types of transactions or interactions. Future federal and state legislation and regulation could further restrict how we collect, use, share and secure customer information. The failure to observe any one or more of these requirements could subject us to litigation or enforcement actions and impact some of our current or planned business initiatives.

The banking industry is subject to enhanced legal and regulatory scrutiny regarding debt collection practices from regulators, courts and legislators. Any future changes to our debt collection practices, whether mandated by regulators or otherwise, or any legal liabilities resulting from our debt collection practices, could have a material adverse impact on our financial condition.

In 2012, we were party to several consent orders and settlement agreements with certain federal agencies. On July 17, 2012, COBNA entered into consent orders with each of the OCC and the CFPB relating to oversight of our vendor sales practices of payment protection and credit monitoring products. On July 26, 2012, the Banks each entered into consent orders with each of the Department of Justice and the OCC relating to compliance with the Servicemembers Civil Relief Act, or the SCRA, and, in the case of the OCC orders, third-party management. In addition, in the first quarter of 2012, we closed the ING Direct acquisition. In its order approving the acquisition, the Federal Reserve Board required Capital One to enhance our risk-management systems and policies enterprise-wide to account for the changes to our business lines that would result from the ING Direct and 2012 U.S. card acquisitions. We are subject to heightened regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business. We expect this heightened oversight will continue for the foreseeable future until we meet the expectations of our regulators and can demonstrate that our systems and processes are sustainable.

The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth and capital levels. Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, but not stockholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations to which we are subject, please refer to “Supervision and Regulation” in “Item 1. Business.”

We May Experience Increased Delinquencies And Credit Losses.

Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of non-performing loans, higher bankruptcy rates, lower collateral values or elevated unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•	Missed Payments. Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt), causing a long-term rise in delinquencies and charge-offs.

•	Estimates of Inherent Losses. The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolios. This process, which is critical to our financial results and condition, requires complex judgments, including forecasts of economic conditions. We may underestimate our inherent losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and inadequate allowance for loan and lease losses. In cases where we modify a loan, if the modifications do not perform as anticipated we may be required to build additional allowance on these loans. The increase or release of allowances impacts our current financial results.

•	Underwriting. Our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate), our credit losses may increase and our returns may deteriorate.

•	Business Mix. We engage in a diverse mix of businesses with a broad range of potential credit exposure. Our business mix could change in ways that could adversely affect the credit quality of our portfolio. Because we originate a relatively greater proportion of consumer loans in our loan portfolio compared to other large bank peers and originate both prime and subprime credit card accounts and auto loans, we may experience higher delinquencies and a greater number of accounts charging off compared to other large bank peers, which could result in increased credit losses and operating costs.

•

Charge-off Recognition. The rules governing charge-off recognition could change. We record charge-offs according to accounting and regulatory guidelines and rules. These guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the FFIEC Account Management Guidance, could require changes in our account management or loss allowance practices and cause our charge-offs and/or allowance for loan and lease losses to increase for reasons unrelated to the underlying performance of our portfolio. Such changes could have an adverse impact on our financial condition or results of operation.

•	Industry Developments. Our charge-off and delinquency rates may be negatively impacted by industry developments, including new regulations applicable to our industry.

•	Collateral. Collateral, when we have it, could be insufficient to compensate us for loan losses. When customers default on their loans and we have collateral, we attempt to seize it where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate values adversely affect the collateral value for our commercial lending and Home Loan activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Therefore, the recovery of such property could be insufficient to compensate us for the value of these loans. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. Trends in home prices are a driver of credit costs in the Home Loans business as they impact both the probability of default and the loss severity of defaults. Additionally, the potential volatility in the number of defaulted and modified loans from changes in home prices can create material impacts on the servicing costs of the business, fluctuations in credit marks and profitability in acquired portfolios and volatility in mortgage servicing rights valuations. Although home prices have generally appreciated recently, the slow economic recovery, shifts in monetary policy and potentially diminishing demands from investors could threaten or limit the recovery.

•	New York Concentration. Although our consumer lending is geographically diversified, approximately 40% of our commercial loan portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the New York region could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations.

We May Experience Increased Losses Associated With Mortgage Repurchases and Indemnification Obligations.

Certain of our subsidiaries, including GreenPoint Mortgage Funding, Inc. (“GreenPoint”), Capital One Home Loans, LLC and Capital One, N.A., as successor to Chevy Chase Bank (“CCB”), may be required to repurchase mortgage loans that have been sold to investors in the event there are breaches of certain representations and warranties contained within the sales agreements. We may be required to repurchase mortgage loans that we sell to investors in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. These subsidiaries also may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud or other public disclosure-related claims, and the amount of such losses could exceed the repurchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by our originating subsidiaries. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation and the regulatory environment related to us and the industry, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our mortgage loan repurchase and indemnification obligations and related reserves and our estimate of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels as of December 31, 2013, see “Note 20-Commitments, Contingencies and Guarantees.”

We May Not Be Able to Maintain Adequate Capital Levels or Liquidity, Which Could Have a Negative Impact on Our Financial Results.

As a result of the Dodd-Frank Act and international accords, financial institutions are becoming subject to new and increased capital and liquidity requirements. Although U.S. regulators have finalized regulations for some of these requirements, there remains continued uncertainty as to the form the additional new requirements will take or how and when they will apply to us. As a result, it is possible that we could be required to increase our capital and/or liquidity levels above the levels in our current financial plans. These new requirements could have a negative impact on our ability to lend, grow deposit balances or make acquisitions and on our ability to make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity. In addition, we could become subject to the Advanced Approaches framework as early as January 1, 2016 for purposes of the regulatory capital we will be required to maintain. Although we have current estimates of risk weight calculations under that framework, there remains uncertainty around future regulatory interpretations of certain of those calculations. Therefore, we cannot assure you that our current estimates will be correct and we may need to hold significantly more regulatory capital in the future than we currently estimate to maintain a given capital ratio.

Recent developments in capital and liquidity requirements that we expect will impact us include the following:

•	In December 2010, the Basel Committee published a final framework on capital and in January 2013 published a revised framework on liquidity, together commonly known as Basel III. In July 2013, U.S. banking regulators finalized rules implementing the Basel III capital framework that, among other things: increase the general risk-based and leverage capital requirements; significantly revise the definition of regulatory capital, including by eliminating certain items that constituted regulatory capital; establish a minimum Tier 1 common equity requirement; introduce a new capital conservation buffer requirement; and update the prompt corrective action framework to reflect the new regulatory capital minimums.

•	In November 2013, U.S banking regulators issued the Proposed LCR, which would require the Company and each of the Banks to maintain an amount of high quality liquid assets (as defined in the Proposed LCR) that is no less than 100 percent of its total net cash outflows over a prospective 30-calendar day period (as calculated in accordance with the proposed rule).

•	Because we are a bank holding company with consolidated assets of more than $50 billion, we are subject to certain heightened prudential standards under the Dodd-Frank Act, including requirements that may be recommended by the Financial Stability Oversight Council and implemented by the Federal Reserve. As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits and liquidity requirements. In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential requirements, including a detailed liquidity framework that would supplement the liquidity regulations implementing Basel III. If finalized as proposed, these requirements would increase our liquidity requirements and associated compliance and operational costs. The Federal Reserve also indicated that it plans to adopt a capital surcharge for certain larger institutions, but it is not clear to what extent the capital surcharge would apply to us.

•

Under the Federal Reserve’s Capital Plan Rule, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions, such as dividends and share repurchases, in a process commonly referred to as CCAR. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy, other qualitative factors at the discretion of the Federal Reserve in addition to the ability of the bank holding company to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5% on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters. On September 24, 2013, the Federal Reserve released an interim final rule that stated, for the first time, that the 2014 CCAR cycle will require us to meet Basel III Standardized capital requirements, with appropriate phase-in provisions applicable to Advanced Approaches institutions during the CCAR planning horizon, under the supervisory severely adverse stress scenario in addition to the Capital Plan Rule’s Tier 1 common ratio using Basel I definitions.

•	We consider various factors in the management of capital, including the impact of stress on our capital position, as determined by both our internal modeling and Federal Reserve modeling of our capital position in CCAR. In the 2013 stress test cycle, including CCAR, there was a large difference between our estimates of our capital levels under stress and the Federal Reserve’s estimates of our capital levels under stress. In the 2014 stress test cycle, including CCAR, the difference could be larger because, in addition to using its own assumptions in modeling credit losses and pre-provision net revenue, we expect the Federal Reserve will use its own assumptions in modeling balance sheet size and composition. Therefore, although our estimated capital levels under stress suggest that we have substantial capacity to return capital to shareholders and remain well capitalized under stress, it is possible that the Federal Reserve’s modeling may result in a materially lower capacity to return capital to shareholders than our estimates.

•	As a financial institution with consolidated assets of more than $250 billion, we became subject to the Advanced Approaches framework at the end of 2012. Prior to full implementation of the Advanced Approaches framework, organizations must complete a qualification period of four consecutive quarters, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. We expect to enter parallel run no earlier than January 1, 2015. This will require completing a written implementation plan and building processes and systems to comply with the rules. Compliance with the Advanced Approaches rules will require a material investment of resources.

See “Item 1. Business-Supervision and Regulation” for additional information.

We Face Risk Related To Our Operational, Technological And Organizational Infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire necessary operational, technological and organizational infrastructure. We are in the process of completing significant development projects to complete the systems integration of prior acquisitions and to build a scalable infrastructure in our Consumer and Commercial Banking businesses. For example, we are investing in infrastructure in the Commercial Banking business intended to assist with effective execution of key processes and improve loan origination and underwriting platforms. The 2012 U.S. card acquisition involved the transfer of intellectual property, servicing platforms, infrastructure, contact centers and a significant number of employees. The decoupling and transitioning of these assets, infrastructure and systems from HSBC’s current systems and operations and integrating them into our own business operations has been, and we expect it to continue to be, a highly complex process. These infrastructure changes, upgrades and integrations may cause disruptions to our existing and acquired businesses, including, but not limited to, systems interruptions, transaction processing errors, interruptions to collection processes and system conversion delays, all of which could have a negative impact on us. In addition, we have entered into numerous transitional service arrangements with HSBC entities that will provide for services associated with the decoupling and transition of the business. Under these arrangements, HSBC provides certain services to us and we provide certain services to HSBC. These transitional service arrangements will continue for various dates until the separation of the business from HSBC is complete, and during that time we will rely on the ability of the applicable HSBC entities to provide these services. The complexities and requirements of these arrangements will increase the operational risk associated with the transition and integration of the business, and this increased risk could lead to unanticipated expenses, disruptions to our operations or other adverse consequences.

Similar to other large corporations, we are exposed to operational risk that can manifest itself in many ways, such as errors related to failed or inadequate processes, inaccurate models, faulty or disabled computer systems, fraud by employees or persons outside of our company and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems which we use to manage our internal financial and other systems, interface with our customers and develop and implement effective marketing campaigns. We also depend on models to measure risks, estimate certain financial values, determine pricing on certain products, assess capital adequacy and calculate regulatory capital levels. If we implement or design our models poorly or use inaccurate assumptions in our models, business decisions based on the output of the models may be adversely affected. Moreover, information we disclose to investors and our regulators based on poorly designed or implemented models could be inaccurate. Some decisions our regulators make, including those related to our capital distribution plans, may be adversely impacted if they perceive the quality of our models to be insufficient.

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

In some cases, we outsource the maintenance and development of operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Any increase in the amount of our infrastructure that we outsource to third parties may increase our exposure to these risks.

In addition, our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. Further, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. As cybersecurity threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or strengthen our protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure or invest in new technology designed to mitigate security risks. If we are unable to successfully manage our expenses, our financial results will be negatively affected.

We Could Incur Increased Costs or Reductions In Revenue Or Suffer Reputational Damage And Business Disruptions In the Event Of The Theft, Loss or Misuse Of Information, Including As A Result Of A Cyber-Attack.

Our products and services involve the gathering, storage and transmission of sensitive information regarding our customers and their accounts. Our ability to provide such products and services, many of which are web-based, relies upon the management and safeguarding of information, software, methodologies and business secrets. To provide these products and services, we use information systems and infrastructure that we and third party service providers operate. We also have arrangements in place with retail partners and other third parties where we share and receive information about their customers who are or may become our customers. As a financial institution, we also are subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs. If our information systems or infrastructure experience a significant disruption or breach, it could lead, depending on the nature of the disruption or breach, to unauthorized access to personal or confidential information of our customers in our possession or unauthorized access to our proprietary information, software, methodologies and business secrets. In addition, if our partners, retailers or other market participants experience a disruption or breach, depending on the nature of the disruption or breach, it could lead to unauthorized transactions on Capital One accounts or unauthorized access to personal or confidential information maintained by those entities. A disruption or breach such as these could result in significant legal and financial exposure, regulatory intervention, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business.

Information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers may use computers, smartphones, tablet PCs and other mobile devices that are beyond our security control systems. Although we believe we have a robust suite of authentication and layered information security controls, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or other attacks that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary or other information, including access to accounts with online functionality, which could result in disruptions and damage to the business operations or finances of Capital One, our customers or other third parties. For example, we and other U.S. financial services providers were targeted recently on several occasions with distributed denial-of-service (“DDOS”) attacks from sophisticated third parties. DDOS attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times or even causing the site to be temporarily unavailable. On at least one occasion, a DDOS attack successfully disrupted our consumer online banking services for a period of time, which had a non-material impact on our business. Although we have not experienced any material losses relating to cyber incidents, there can be no assurance that we will not suffer such losses in the future. If future attacks like these are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.

Because the methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures. In addition, the increasing prevalence of cyber-attacks and other efforts to breach or disrupt our systems or those of our partners, retailers or other market participants has led, and will likely continue to lead, to increased costs to us with respect to preventing, mitigating and remediating these risks, as well as any related attempted fraud. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general which could result in reduced use of our financial products. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

The Growth Of Our Direct Banking Business Presents Certain Risks.

We operate the largest online direct banking institution in the U.S., with approximately $104 billion in deposits as of December 31, 2013. While direct banking represents a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, it also presents significant risks. In addition to the software, infrastructure and cyber-attack risks discussed above, we face risks related to direct banking, including facing strong competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. In addition, the effects of a competitive environment may be exacerbated by the flexibility of direct banking and the increasing financial and technological sophistication of our customer base. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation.

Our direct banking business is dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Third parties with which we do business could also be sources of operational risk, particularly in the event of breakdowns or failures of such parties’ own systems. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, cyber-attacks, including DDOS discussed above, natural disasters, other damage to property or physical assets or events arising from local or larger scale politics, including terrorist acts. Any of these occurrences could diminish our ability to operate our direct banking business, service customer accounts, and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our direct banking business, any of which could result in a material adverse effect.

We May Fail To Realize All Of The Anticipated Benefits Of Our Mergers, Acquisitions and Strategic Partnerships.

We have engaged in merger and acquisition activity and entered into strategic partnerships over the past several years and may continue to engage in such activity in the future. For example, in recent years, we have completed the Beech Street Capital, ING Direct and 2012 U.S. card acquisitions. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships and selected acquisitions of financial institutions and other financial assets, including credit card and other loan portfolios.

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

•	Accuracy of Assumptions. In connection with any merger, acquisition or strategic partnership, we may make certain assumptions relating to the proposed merger, acquisition or strategic partnership that may be, or may prove to be, inaccurate, including as a result of the failure to realize the expected benefits of any merger, acquisition or strategic partnership. The inaccuracy of any assumptions we may make could result in unanticipated consequences that could have a material adverse effect on our results of operations or financial condition. Assumptions we might make when considering a proposed merger, acquisition or strategic partnership may relate to numerous matters, including:

•	projections of a target or partner company’s future net income and our earnings per share;

•	our ability to issue equity and debt to complete any merger or acquisition;

•	our expected capital structure and capital ratios after any merger, acquisition or strategic partnership;

•	projections as to the amount of future loan losses in any target or partner company’s portfolio;

•	the amount of goodwill and intangibles that will result from any merger, acquisition or strategic partnership;

•	certain purchase accounting adjustments that we expect will be recorded in our financial statements in connection with any merger, acquisition or strategic partnership;

•	cost, deposit, cross-selling and balance sheet synergies in connection with any merger, acquisition or strategic partnership;

•	merger, acquisition or strategic partnership costs, including restructuring charges and transaction costs;

•	our ability to maintain, develop and deepen relationships with customers of a target or partner company;

•	our ability to grow a target or partner company’s customer deposits and manage a target or partner company’s assets and liabilities;

•	higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that adversely affect the combined company following any merger or acquisition transaction;

•	the extent and nature of regulatory oversight over a target or partner company;

•	projected or expected tax benefits or assets;

•	accounting matters related to the target or partner company, including accuracy of assumptions and estimates used in preparation of financial statements such as those used to determine allowance for loan losses, fair value of certain assets and liabilities, securities impairment and realization of deferred tax assets;

•	our expectations regarding macroeconomic conditions, including the unemployment rate, housing prices, the interest rate environment, the shape of the yield curve, inflation and other economic indicators; and other financial and strategic risks associated with any merger or acquisition.

•

Target Specific Risk. Assets and companies that we acquire, or companies that we enter into strategic partnerships with, will have their own risks that are specific to a particular asset or company. These risks include, but are not limited to, particular or specific regulatory, accounting, operational, reputational and industry risks, any of which could have a material adverse effect on our results of operations or financial condition. Indemnification rights, if any, may be insufficient to compensate us for any losses or damages resulting from such risks. In addition to regulatory approvals discussed above, certain of our merger, acquisition or partnership activity may require third-party consents in order for us to fully realize the anticipated benefits of any such transaction.

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

Damage To Our Brands Could Impact Our Financial Performance.

Our brands have historically been, and we expect them to continue to be, very important to us. As with many financial services institutions, maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high-quality products and services. Negative public perception of our brands could result from actual or alleged conduct in any number of activities, including lending practices, security breaches, corporate governance, regulatory compliance and the use and protection of customer information, as well as from actions taken by government regulators and community organizations in response to that conduct. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, results of operations and financial condition could be materially and adversely affected.

We Face Intense Competition in All of Our Markets.

We operate in a highly competitive environment, and we expect competitive conditions to continue to intensify. We face intense competition both in making loans and attracting deposits. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality of our customer service and experience. Price competition for loans might result in origination of fewer loans or earning less on our loans. We expect that competition will continue to increase with respect to most of our products. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities, lower-cost funding and larger existing branch networks. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.

We have significantly expanded our partnership business over the past several years with the additions of a number of credit card partnerships. The market for key business partners, especially in the Card business, is very competitive, and we cannot assure you that we will be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships. The loss of any of our business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.

In such a competitive environment, we may lose entire accounts or may lose account balances to competing firms, or we may find it more costly to maintain our existing customer base. Customer attrition from any or all of our lending products, together with any lowering of interest rates or fees that we might implement to retain customers, could reduce our revenues and therefore our earnings. Similarly, unexpected customer attrition from our deposit products, in addition to an increase in rates or services that we may offer to retain those deposits, may increase our expenses and therefore reduce our earnings.

If We Do Not Adjust to Rapid Changes in the Financial Services Industry, Our Financial Performance May Suffer.

Our ability to deliver to stockholders strong financial performance and returns on investment will depend in part on our ability to expand the scope of available financial services to meet the needs and demands of our customers, including by marketing new products to our customer base. Our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. Many of our competitors are focusing on cross-selling their products and developing new products or technologies, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers, all of which may affect our customers’ expectations and demands. If we do not successfully anticipate and adjust to changes in the financial service industry, our business and financial results could be negatively affected.

Fluctuations in Market Interest Rates Or Volatility in the Capital Markets Could Adversely Affect Our Revenue and Expense, the Value of Assets and Obligations, Our Cost of Capital or Our Liquidity.

Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the capital markets. Changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. Finally, the Final Rule requires that most amounts reported in Accumulated Other Comprehensive Income (“AOCI”), including unrealized gains and losses on securities designated as available for sale, be included in our regulatory capital calculations. Changes in interest rates or market valuations that result in unrealized losses on components of AOCI could therefore impact our regulatory capital ratios negatively.

We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes. We take risk mitigation actions based on those assessments. We face the risk that changes in interest rates could materially reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed. See “MD&A-Market Risk Management” for additional information.

Our Business Could Be Negatively Affected If We Are Unable to Attract, Retain and Motivate Skilled Senior Leaders.

Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders can be intense. The executive compensation provisions of the Dodd-Frank Act and the regulations issued thereunder, and any further legislation, regulation or regulatory guidance restricting executive compensation, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with whom we compete for talent. If we are unable to retain talented senior leadership, our business could be negatively affected.

Our Businesses are Subject to the Risk of Increased Litigation.

Our businesses are subject to increased litigation risks as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry, the structure of the credit card industry and business practices in the mortgage lending business. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from litigation matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business.

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

We Face Risks from the Use of or Changes to Estimates in Our Financial Statements.

Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including, but not limited to, estimating our allowance for loan and lease losses and the fair value of certain assets and liabilities. In addition, the FASB, the SEC and other regulatory bodies may change the financial accounting and reporting standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could impact our financial statements. If actual results differ from the assumptions or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Note 1-Summary of Significant Accounting Policies.”

Our Ability To Receive Dividends From Our Subsidiaries Could Affect Our Liquidity And Ability To Pay Dividends.

We are a separate and distinct legal entity from our subsidiaries, including the Banks. Dividends to us from our direct and indirect subsidiaries, including the Banks, have represented a major source of funds for us to pay dividends on our common stock, make payments on corporate debt securities and meet other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common stockholders, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, financial position or perception of financial health.

The Soundness of Other Financial Institutions Could Adversely Affect Us.

Our ability to engage in routine funding and other transactions could be adversely affected by the stability and actions of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, servicing, counterparty and other relationships. We have exposure to an increasing number of financial institutions and counterparties. These counterparties include institutions that may be exposed to various risks over which we have little or no control, including European or U.S. sovereign debt that is currently or may become in the future subject to significant price pressure, rating agency downgrade or default risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate and banking real estate portfolio consists of a combined total of approximately 16.2 million square feet of owned or leased office and retail space, used to support our business. Of this overall portfolio, approximately 10.6 million square feet of space are dedicated for various corporate office uses and approximately 5.6 million square feet of space are for bank branches and related offices.

Our 10.6 million square feet of corporate office space consists of approximately 5.5 million square feet of leased space and 5.1 million square feet of owned space. Our headquarters is located in McLean Virginia, and is included in our corporate office space. We maintain office space primarily in Virginia, Texas, Illinois, New York, Louisiana, Delaware, and Maryland.

Our 5.6 million square feet of banking branch and branch/office space consists of approximately 2.6 million square feet of leased space and 3.0 million square feet of owned space, including branches in locations across New York, Louisiana, Texas, Maryland, Virginia, New Jersey, and the District of Columbia. See “Note 8—Premises, Equipment & Lease Commitments” for information about our premises.

Item 3. Legal Proceedings

The information required by Item 3 is included in “Note 20—Commitments, Contingencies, Guarantees, and Others.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2014, there were 13,280 holders of record of our common stock. The table below presents the high and low closing sales prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Sales Price		Cash Dividends
Quarter ended	High	Low
2013:
December 31	$76.61	$67.83	$0.30
September 30	69.70	63.59	0.30
June 30	62.81	52.76	0.30
March 31	62.88	50.80	0.05
2012:
December 31	$61.40	$54.77	$0.05
September 30	59.37	53.36	0.05
June 30	56.36	48.40	0.05
March 31	57.15	43.75	0.05

Dividend Restrictions

For information regarding our ability to pay dividends, see the discussion under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds”, “MD&A—Capital Management—Dividend Policy and Stock Purchases”, and “Note 12—Regulatory and Capital Adequacy”.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III of this report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Common Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared with an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2008, and ending December 31, 2013. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cummulative Total Return

(Capital One, S&P 500 Index and S&P Financial Index)

	2008	2009	2010	2011	2012	2013
Capital One	$100.00	$123.91	$138.25	$137.97	$189.70	$254.55
S&P 500 Index	100.00	123.45	139.24	139.23	157.90	204.63
S&P Financial Index	100.00	114.80	127.24	103.82	131.07	174.60

Recent Sales of Unregistered Securities

We did not have any sales of unregistered equity securities in 2013.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of shares of our common stock during the fourth quarter of 2013.

(Dollars in millions, except per share information)	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount Yet to be Purchased Under the 2013 Stock Repurchase Plan(3)
October 1-31, 2013
Open market repurchases(1)(2)	5,589,378	$70.16	5,576,988	$353
November 1-30, 2013
Open market repurchases(1)(2)	3,221,055	69.74	3,220,200	128
December 1-31, 2013
Open market repurchases(1)(2)	1,788,539	72.09	1,777,785	—

Total	10,598,972	$70.36	10,574,973

(1)	Primarily comprised of repurchases under the $1 billion common stock repurchase program (“2013 Stock Repurchase Program”) authorized by our Board of Directors and announced on July 2, 2013, which authorized repurchases through March 31, 2014. As of December 31, 2013 we completed the repurchase program. Shares purchased under the 2013 Stock Repurchase Program are considered treasury stock.
(2)	Includes 12,390 shares, 855 shares and 10,754 shares during October, November and December 2013, respectively for shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.
(3)	The amounts exclude commission costs.

Item 6. Summary of Selected Financial Data

The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2013. Certain prior period amounts have been reclassified to conform to the current period presentation. We prepare our consolidated financial statements based on U.S. GAAP, which we refer to as our reported results. This data should be reviewed in conjunction with our audited consolidated financial statements and related notes and with the MD&A included in this Report. The historical financial information presented may not be indicative of our future performance. The comparability of our results of operations between reported periods is impacted by the following transactions completed in 2013 and 2012 :

•	On November 1, 2013, we completed the acquisition of Beech Street Capital, a privately-held, national originator and servicer of Fannie Mae, Freddie Mac and FHA multifamily commercial real estate loans.

•	On September 6, 2013, we completed the Portfolio Sale to Citibank. Pursuant to the agreement we received $6.4 billion for the net portfolio assets.

•	On May 1, 2012, we closed the 2012 U.S. card acquisition. At closing, we acquired approximately 27 million new active accounts, $27.8 billion in outstanding credit card receivables designated as held for investment and $327 million in other net assets.

•	On February 17, 2012, we completed the ING Direct acquisition. The acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date.

We use the term “Acquired Loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The period-end carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $28.6 billion and $37.1 billion as of December 31, 2013 and 2012, respectively. The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows resulting from further credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these Acquired Loans. For additional information, see “MD&A—Credit Risk Profile” and “Note 4—Loans.”

Five-Year Summary of Selected Financial Data

						Change
	Year Ended December 31,					2013 vs. 2012		2012 vs. 2011
(Dollars in millions, except per share data as noted)	2013	2012	2011	2010(1)	2009
Income statement
Interest income	$19,898	$18,964	$14,987	$15,353	$10,664	5%		27%
Interest expense	1,792	2,375	2,246	2,896	2,967	(25)		6

Net interest income	18,106	16,589	12,741	12,457	7,697	9		30
Non-interest income(2)	4,278	4,807	3,538	3,714	5,286	(11)		36

Total net revenue(3)	22,384	21,396	16,279	16,171	12,983	5		31
Provision for credit losses(4)	3,453	4,415	2,360	3,907	4,230	(22)		87
Non-interest expense(5)	12,514	11,946	9,332	7,934	7,417	5		28

Income from continuing operations before income taxes	6,417	5,035	4,587	4,330	1,336	27		10
Income tax provision	2,025	1,301	1,334	1,280	349	56		(2)

Income from continuing operations, net of tax	4,392	3,734	3,253	3,050	987	18		15
Loss from discontinued operations, net of tax	(233)	(217)	(106)	(307)	(103)	(7)		(105)

Net income	4,159	3,517	3,147	2,743	884	18		12
Dividends and undistributed earnings allocated to participating securities	(17)	(15)	(26)	—	—	(13)		42
Preferred stock dividends(6)	(53)	(15)	—	—	(564)	(253)		**

Net income available to common shareholders	$4,089	$3,487	$3,121	$2,743	$320	17%		12%

Common share statistics
Basic earnings per common share:
Net income from continuing operations	$7.45	$6.60	$7.08	$6.74	$0.99	13%		(7)%
Loss from discontinued operations	(0.40)	(0.39)	(0.23)	(0.67)	(0.24)	(3)		(70)

Net income (loss) per common share. .	$7.05	$6.21	$6.85	$6.07	$0.75	14%		(9)%

Diluted earnings per common share:
Net income from continuing operations	$7.35	$6.54	$7.03	$6.68	$0.98	12%		(7)%
Loss from discontinued operations	(0.39)	(0.38)	(0.23)	(0.67)	(0.24)	(3)		(65)

Net income (loss) per common share. .	$6.96	$6.16	$6.80	$6.01	$0.74	13%		(9)%

Dividends per common share.	$0.95	$0.20	$0.20	$0.20	$0.53	375%		—%
Common dividend payout ratio(7)	13.48%	3.22%	2.92%	3.29%	70.67%	1,026	bps	30	bps
Stock price per common share at period end.	$76.61	$57.93	$42.29	$42.56	$38.34	32%		37%
Book value per common share at period end.	72.89	69.56	64.51	58.62	59.04	5		8
Total market capitalization at period end	43,875	33,727	19,301	19,271	17,268	30		75
Average balances
Loans held for investment(8)	$192,614	$187,915	$128,424	$128,526	$99,787	3%		46%
Interest-earning assets	266,423	255,079	175,265	175,683	145,552	4		46
Total assets	297,284	286,602	199,718	200,114	171,598	4		44
Interest-bearing deposits	187,700	183,314	109,644	104,743	103,078	2		67
Total deposits	209,045	203,055	126,694	119,010	115,601	3		60
Borrowings	37,807	38,025	38,022	49,620	23,522	(1)		**
Common equity	40,722	36,996	28,579	24,941	25,177	10		29
Total stockholders’ equity	41,575	37,327	28,579	24,941	26,606	11		31

						Change
	Year Ended December 31,					2013 vs. 2012		2012 vs. 2011
(Dollars in millions, except per share data as noted)	2013	2012	2011	2010(1)	2009
Selected performance metrics
Purchase volume(9)	$201,074	$180,599	$135,120	$106,912	$102,068	11%		34%
Total net revenue margin(10)	8.40%	8.39%	9.29%	9.20%	8.92%	1	bps	(90	)bps
Net interest margin(11)	6.80	6.50	7.27	7.09	5.29	30		(77)
Net charge-offs	$3,934	$3,555	$3,771	$6,651	$4,568	11%		(6)%
Net charge-off rate(12)	2.04%	1.89%	2.94%	5.18%	4.58%	15	bps	(105	)bps
Net charge-off rate (excluding Acquired Loans)(13)	2.45	2.34	3.06	5.45	4.94	11		(72)
Return on average assets(14)	1.48	1.30	1.63	1.52	0.58	18		(33)
Return on average tangible assets(15)	1.56	1.38	1.75	1.64	0.63	18		(37)
Return on average common equity(16) .	10.61	10.01	11.29	12.23	1.68	60		(128)
Return on average tangible common equity(17)	17.44	17.31	22.11	27.94	3.74	13		(480)
Equity-to-assets ratio(18)	13.98	13.02	14.31	12.46	15.50	96		(129)
Non-interest expense as a % of average loans held for investment(19)	6.50	6.36	7.27	6.17	7.43	14		(91)
Efficiency ratio(20)	55.91	55.83	57.33	49.06	56.21	8		(150)
Effective income tax rate from continuing operations	31.56	25.84	29.08	29.56	26.16	572		(324)

						Change
	December 31,					2013 vs. 2012		2012 vs. 2011
(Dollars in millions except per share data as noted)	2013	2012	2011	2010(1)	2009
Balance sheet (period end)
Loans held for investment(8)	$197,199	$205,889	$135,892	$125,947	$90,619	(4)%		52%
Interest-earning assets	265,170	280,096	179,878	172,071	139,751	(5)		56
Total assets	297,048	312,918	206,019	197,503	169,646	(5)		52
Interest-bearing deposits.	181,880	190,018	109,945	107,162	102,370	(4)		73
Total deposits	204,523	212,485	128,226	122,210	115,809	(4)		66
Borrowings	40,654	49,910	39,561	41,796	21,014	(19)		26
Common equity	40,891	39,646	29,666	26,541	26,590	3		34
Total stockholders’ equity.	41,744	40,499	29,666	26,541	26,590	3		37
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,315	$5,156	$4,250	$5,628	$4,127	(16)%		21%
Allowance as a % of loans held of investment (“allowance coverage ratio”)	2.19%	2.50%	3.13%	4.47%	4.55%	(31	)bps	(63	)bps
Allowance as a % of loans held of investment (excluding Acquired Loans)(13)	2.54	3.02	3.22	4.67	4.95	(48)		(20)
30+ day performing delinquency rate	2.63	2.70	3.35	3.52	3.98	(7)		(65)
30+ day performing delinquency rate (excluding Acquired Loans)(13)	3.08	3.29	3.47	3.68	4.32	(21)		(18)
30+ day delinquency rate	2.96	3.09	3.95	4.23	N/A	(13)		(86)
30+ day delinquency rate (excluding Acquired Loans)(13)	3.46	3.77	4.09	4.43	N/A	(31)		(32)
Capital ratios
Tier 1 common ratio(21)	12.23%	10.96%	9.67%	8.77%	10.62%	127	bps	129bps
Tier 1 risk-based capital ratio(22).	12.61	11.34	12.01	11.63	13.75	127		(67)
Total risk-based capital ratio(23) .	14.73	13.56	14.86	16.83	17.70	117		(130)
Tangible common equity (“TCE”) ratio(24)	8.93	7.89	8.20	6.84	8.03	104		(31)
Associates
Full-time equivalent employees (in thousands)	42.0	39.6	30.5	25.7	25.9	6%		30%

						Change
	Year ended December 31,					2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	2010(1)	2009
Managed metrics(25)
Average loans held for investment	$192,614	$187,915	$128,424	$128,622	$143,514	3%		46%
Average interest-earning assets	266,423	255,079	175,341	175,757	186,218	4		45
Period-end loans:
Period-end on-balance sheet loans held for investment	197,199	205,889	135,892	125,947	90,619	(4)		52
Period-end off-balance sheet securitized loans	—	—	—	—	46,184	—		—

Total period-end managed loans	$197,199	$205,889	$135,892	$125,947	$136,803	(4)%		52%

Period-end total loan accounts (in millions)	95.6	122.1	70.0	37.4	37.8	(22)%		74%
30+ day performing delinquency rate	2.63%	2.70%	3.35%	3.52%	4.62%	(7	)bps	(65	)bps
Net charge-off rate	2.04	1.89	2.94	5.18	5.87	15		(105)
Non-interest expense as a % of average loans held for investment(19)	6.50	6.36	7.27	6.17	5.17	14		(91)
Efficiency ratio.	55.91	55.83	57.33	49.06	43.35	8		(150)

**	Change is less than one percent or not meaningful.
(1)	Effective January 1, 2010, we prospectively adopted two accounting standards related to the transfer and servicing of financial assets and consolidations that changed how we account for securitized loans. The adoption of these accounting standards, which we refer to in this Report as “consolidation accounting standards,” resulted in the consolidation of our credit card securitization trusts and certain other trusts, which added $41.9 billion of assets, consisting primarily of credit card loan receivables underlying the consolidated securitization trusts, along with $44.3 billion of related debt issued by these trusts to third-party investors to our reported consolidated balance sheets and reduced our stockholders’ equity by $2.9 billion and reduced our Tier 1 risk-based capital ratio to 9.9% from 13.8%. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan and lease losses of $4.3 billion (pre-tax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date. Prior period reported amounts have not been restated as the accounting standards were adopted prospectively. Prior to January 1, 2010, in addition to our reported U.S. GAAP results, we presented and analyzed our results on a non-GAAP “managed basis.” Our managed-basis presentation included certain reclassification adjustments that assumed securitized loans accounted for as sales remained on balance sheet, and the earnings from the off-balance sheet securitized loans were reported in our results of operations in the same manner as earnings on retained loans recorded on our consolidated balance sheets. While our managed presentation resulted in differences in the classification of revenues in our consolidated statements of income, net income on a managed basis was the same as our reported net income. We believe this managed-basis information was useful to investors because it enabled them to understand both the credit risks associated with loans reported on our consolidated balance sheets and our retained interests in securitized loans. As a result of the adoption of the consolidation accounting standards, our reported and managed based presentations are generally comparable for periods beginning after January 1, 2010. See “MD&A—Supplemental Tables” and “Exhibit 99.1” for additional information on our non-GAAP managed presentation and other non- GAAP measures.
(2)	Includes a bargain purchase gain of $594 million attributable to the ING Direct acquisition recognized in non-interest income in the first quarter of 2012. The bargain purchase gain represents the excess of the fair value of the net assets acquired from ING Direct as of the acquisition date over the consideration transferred.
(3)	Total net revenue was reduced by $796 million, $937 million, $371 million, $950 million and $2.1 billion in 2013, 2012, 2011, 2010, and 2009, respectively, for the estimated uncollectible amount of billed finance charges and fees. The reserve for estimated uncollectible billed finance charges and fees, which we refer to as the finance charge and fee reserve, totaled $190 million, $307 million, $74 million, $211 million and $624 million as of December 31, 2013, 2012, 2011, 2010, and 2009, respectively.
(4)	Provision for credit losses for 2012 includes expense of $1.2 billion to establish an initial allowance for the receivables acquired in the 2012 U.S. card acquisition accounted for based on contractual cash flows.
(5)	Includes purchased credit card relationship intangible amortization of $434 million, $350 million and $21 million in 2013, 2012 and 2011, respectively, the substantial majority of which is attributable to the 2012 U.S. card acquisition. Also includes core deposit intangible amortization of $165 million, $193 million, $172 million, $199 million and $212 million in 2013, 2012, 2011, 2010, and 2009, respectively.
(6)	Preferred stock dividends in 2009 were attributable to our participation in the U.S. Department of Treasury’s Troubled Asset Relief Program (“TARP”).
(7)	Calculated based on dividends per common share for the period divided by basic earnings per common share for the period.
(8)	Loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. See “Note 4—Loans” for additional information on Acquired Loans.
(9)	Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.
(10)	Calculated based on total net revenue for the period divided by average interest-earning assets for the period.

(11)	Calculated based on net interest income for the period divided by average interest-earning assets for the period.
(12)	Calculated based on net charge-offs for the period divided by average loans held for investment for the period.
(13)	Calculation of ratio adjusted to exclude Acquired Loans from the denominator. See “MD&A—Business Segment Financial Performance,” “MD&A—Credit Risk Profile” and “Note 4—Loans” for additional information on the impact of Acquired Loans on our credit quality metrics.
(14)	Calculated based on income from continuing operations, net of tax, for the period divided by average total assets for the period.
(15)	Calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information.
(16)	Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.
(17)	Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average tangible common equity. Our calculation of return on average tangible common equity may not be comparable to similarly titled measures reported by other companies. See “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information.
(18)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(19)	Calculated based on non-interest expense for the period divided by average loans held for investment for the period.
(20)	Calculated based on non-interest expense for the period divided by total net revenue for the period.
(21)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common equity divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.
(22)	Tier 1 risk-based capital ratio is a regulatory measure calculated based on Tier 1 capital divided by risk-weighted assets. See “MD&A— Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.
(23)	Total risk-based capital ratio is a regulatory measure calculated based on total risk-based capital divided by risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information, including the calculation of this ratio.
(24)	TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for the calculation of this measure and reconciliation to the comparative GAAP measure. The TCE ratio as of December 31, 2013 has been updated from 8.70% as reported in our Exhibit 99.2 of our Current Report Form 8-K as filed on January 16, 2014.
(25)	See “MD&A—Supplemental Tables” and Exhibit 99.1 for a reconciliation of non-GAAP managed measures to comparable U.S. GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Report. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this Report in “Part I—Item 1A. Risk Factors.” Unless otherwise specified, references to notes to our consolidated financial statements refers to the notes to our consolidated financial statements as of December 31, 2013 included in this 2013 Annual Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of December 31, 2013 and accompanying notes. MD&A is organized in the following sections:

•   Executive Summary and Business Outlook

•   Critical Accounting Policies and Estimates

•   Accounting Changes and Developments

•   Consolidated Results of Operations

•   Business Segment Financial Performance

•   Consolidated Balance Sheets Analysis

•   Off-Balance Sheet Arrangements and Variable Interest Entities

• Capital Management • Risk Management • Credit Risk Profile • Liquidity Risk Profile • Market Risk Profile • Supplemental Tables • Glossary and Acronyms

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

In 2013, we continued to deliver strong returns. All three of our business segments delivered growth in total revenues during the year, allowing us to remain focused on providing sustained and improved profitability and shareholder value.

On July 2, 2013, our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock (“2013 Stock Repurchase Program”) upon the closing of the Portfolio Sale. As of December 31, 2013, we have completed the repurchase of common stock as part of the 2013 Stock Repurchase Program.

Financial Highlights

We reported net income of $4.2 billion ($6.96 per diluted share) on total net revenue of $22.4 billion for 2013, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $3.5 billion ($6.16 per diluted share) on total net revenue of $21.4 billion for 2012 and $3.1 billion ($6.80 per diluted share) on total net revenue of $16.3 billion in 2011.

Our Tier 1 common ratio, as calculated under Basel I, increased to 12.23% as of December 31, 2013, up 127 basis points from 10.96% as of December 31, 2012. The increase in our Tier 1 common ratio reflects strong internal capital generation from earnings and the full benefit of the decline in risk weighted assets from the Portfolio Sale, which was offset by the decline in capital level from the 2013 Stock Repurchase Program. See “Capital Management” below for additional information.

Below are additional highlights of our performance in 2013. These highlights generally are based on a comparison between 2013 and 2012 results, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2013, compared with our financial condition and credit performance as of December 31, 2012. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•	Earnings: Our net income increased by $642 million in 2013, or 18%, to $4.2 billion, compared to $3.5 billion for 2012. A significant driver of the increase in earnings in 2013 was the growth in interest income attributable to (i) the increase in average interest-earning assets as a result of the ING Direct and 2012 U.S. card acquisitions, growth in purchase volumes in the Credit Card business and growth in auto loans, partially offset by the Portfolio Sale and the expected run-off of home loans, and (ii) the decrease in interest expense due to lower costs related to borrowings and debt obligations. Another factor contributing to the increase in earnings was the absence in 2013 of the provision for credit losses of $1.2 billion related to the credit card receivables acquired in the 2012 U.S. card acquisition recorded in the second quarter of 2012. This effect was partially offset by the absence in 2013 of the bargain purchase gain of $594 million recorded in 2012 at the acquisition of ING Direct in the first quarter of 2012 and higher ongoing operating expenses.

•	Loans Held for Investment: Period-end loans held for investment decreased by $8.7 billion, or 4%, in 2013, to $197.2 billion as of December 31, 2013, from $205.9 billion as of December 31, 2012. The decrease was partially due to the Portfolio Sale. In addition to the Portfolio Sale, period-end loans held for investment also decreased due to the expected run-off of certain credit card loans acquired in the 2012 U.S. card acquisition, installment loans in our Credit Card business, home loans in our Consumer Banking business and small-ticket commercial real estate loans in our Commercial Banking business. This run-off was partially offset by continued strong auto loan originations in our Consumer Banking business and commercial and industrial and commercial real estate loan growth in our Commercial Banking business.

•	Charge-off and Delinquency Statistics: Our net charge-off rate increased by 15 basis points in 2013 to 2.04%, compared to 1.89% for 2012. The increases in our reported net charge-offs and net charge-off rate were largely due to the run-off of certain credit card loans acquired in the 2012 U.S. card acquisition. Acquired loans from this portfolio generally have no charge-offs, but the balance is included in the denominator. As such, when these loans run-off and are replaced with originated loans, our charge-off rates increase. Our reported 30+ day delinquency rate declined to 2.96% as of December 31, 2013, from 3.09% as of December 31, 2012. We provide information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•	Allowance for Loan and Lease Losses: We reduced our allowance by $841 million to $4.3 billion as of December 31, 2013, from $5.2 billion as of December 31, 2012. The decrease in the allowance was mainly due to an overall improved credit outlook coupled with improvements in delinquency inventories and the reduction in loan balances. In addition, the allowance was reduced by $289 million related to the Portfolio Sale in the third quarter of 2013. The allowance coverage ratio declined to 2.19% as of December 31, 2013, from 2.50% as of December 31, 2012.

•	Representation and Warranty Reserve: We recorded a mortgage representation and warranty provision of $309 million in 2013 compared to $349 million in 2012. Our mortgage representation and warranty reserve increased to $1.2 billion as of December 31, 2013, from $899 million as of December 31, 2012. The increase in the reserve is primarily due to increased litigation and estimated settlement rates on active litigation.

Business Segment Financial Performance

•

Credit Card: Our Credit Card business generated net income from continuing operations of $2.6 billion in 2013, compared with net income from continuing operations of $1.5 billion in 2012. The increase in net income from continuing operations of $1.1 billion was driven by the absence in 2013 of the provision for credit losses of $1.2 billion to establish an allowance for the credit card receivables acquired in the 2012 U.S. card acquisition and the absence in 2013 of the $174 million charge to establish a reserve for estimated uncollectible billed finance charges and fees related to those loans, both of which were recorded in 2012. The improvement also reflects higher revenue attributable to the 2012 U.S. card acquisition coupled with increased purchase volume in our Credit Card business. The increase in net revenues was partially offset by higher operating expenses resulting from the 2012 U.S. card acquisition. Period-end loans held for investment in our Credit Card business decreased by $10.5 billion to $81.3 billion as of December 31, 2013 from $91.8 billion as of December 31, 2012. The decrease was largely due to the Portfolio Sale and continued run-off of our installment loan portfolio and certain other credit card loans acquired in the 2012 U.S. card acquisition.

•	Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $1.5 billion in 2013, compared with net income from continuing operations of $1.4 billion in 2012. The modest increase in net income is due to higher interest income related to growth in average interest earning assets in auto partially offset by the run-off of home loans. Period-end loans held for investment in our Consumer Banking business decreased by $4.3 billion, or 6%, to $70.8 billion as of December 31, 2013, from $75.1 billion as of December 31, 2012, due to the run-off of acquired home loans partially offset by strong auto loan originations.

•	Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $769 million in 2013, compared with net income from continuing operations of $835 million in 2012. The decrease in net income of $66 million is due to a higher provision for credit losses. The higher provision for credit losses was driven by lower allowance releases, which was partially offset by loan growth in 2013 compared to the prior year. This was partially offset by higher revenues due to growth in commercial real estate and commercial and industrial loans and higher deposit balances and fee-based product and services revenue. Period-end loans held for investment in our Commercial Banking business increased by $6.2 billion, or 16%, to $45.0 billion as of December 31, 2013, from $38.8 billion as of December 31, 2012. The increase was driven by strong loan originations in the commercial and industrial and commercial real estate businesses, which were partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Annual Report on Form 10-K. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” of this Report. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Part I—Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this Report and “Part I—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.

Total Company Expectations

Our strategies and actions are designed to deliver and sustain strong returns and capital generation through the acquisition and retention of franchise-enhancing customer relationships across our businesses. We believe that franchise-enhancing customer relationships create and sustain significant long-term value through low risk-adjusted credit costs, long and loyal customer relationships and a gradual build in loan balances and revenues over time. Examples of franchise-enhancing customer relationships include rewards customers and partnerships in our Credit Card business, retail deposit customers in our Consumer Banking business and primary banking relationships with commercial customers in our Commercial Banking business. We intend to grow these customer relationships by continuing to invest in scalable infrastructure and operating platforms, so that we can meet the heightened risk management expectations facing all banks and deliver a “brand-defining” customer experience that builds and sustains a valuable, long-term customer franchise.

We expect 2014 pre-provision net revenue, excluding non-recurring items, of approximately $9.8 billion. In 2014, we expect very modest revenue growth, after adjusting for the Portfolio Sale. We also expect operating expenses in 2014 to be approximately $10.5 billion, excluding non-recurring items. These estimates are expected to vary within a reasonable margin of error. We anticipate that marketing expenses will rise in 2014, although actual marketing expenses will depend on our assessment of the market and competitive opportunities. In addition, we continue to expect portfolio run-off of approximately $1 billion in card loans and $4 billion in home loans in 2014.

We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. In our recent submission in the 2014 CCAR cycle, we requested share repurchases that, if approved, would result in a total payout ratio well above the 2013 industry norm of approximately 50%. See “MD&A—Capital Management-Capital Planning and Regulatory Stress Testing” for more information.

Business Segment Expectations

•	Credit Card: We expect Domestic Card loan growth in the coming quarters to be muted as planned run-off and other strategic choices we have made continue to mask strong underlying growth in areas we are emphasizing. We expect loan growth in Domestic Card to resume sometime around the second half of 2014, when underlying loan growth will begin to more than offset shrinkage in other parts of the business. Trends in loans and purchase volumes continue to reflect our strategic choices. Overall, we believe that our Domestic Card business continues to be well-positioned and will continue to deliver strong, sustainable and resilient returns and generate capital on a strong trajectory.

•	Consumer Banking: In our Consumer Banking business, we expect continued run-off in the acquired Home Loans portfolio to have a significant impact on loan balances. In Auto, we expect credit losses will continue to increase from the historic lows of the past few years and Auto revenues, margins and returns to continue to decline, but remain resilient and within ranges that support an attractive business. In addition, we expect the inexorable impacts of the prolonged low interest rate environment to continue to pressure the economics of our retail deposit businesses even if rates begin to rise in 2014.

•	Commercial Banking: Our Commercial Banking business loan growth, credit and profitability trends remain healthy. While increasing competition, particularly in middle-market lending, may continue to impact the pricing and volume of our new loan originations, we expect our focus and specialized approach to deliver strong results in 2014.

Table 1: Business Segment Results

	Year Ended December 31,
	2013				2012				2011
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$14,287	64%	$2,615	60%	$13,260	62%	$1,530	41%	$10,431	64%	$2,277	70%
Consumer Banking	6,654	30	1,451	33	6,570	30	1,363	37	4,956	30	809	25
Commercial Banking(3)	2,290	10	769	17	2,080	10	835	22	1,879	12	595	18
Other(4)	(847)	(4)	(443)	(10)	(514)	(2)	6	—	(987)	(6)	(428)	(13)

Total from continuing operations	$22,384	100%	$4,392	100%	$21,396	100%	$3,734	100%	$16,279	100%	$3,253	100%

(1)	Total net revenue consists of net interest income and non-interest income.
(2)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(3)	Because we have some affordable housing tax-related investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis.
(4)	Includes the residual impact of the allocation of our centralized Corporate Treasury group activities to our business segments as well as other items as described in “Note 19—Business Segments”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies”.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Loan loss reserves
•	Asset impairment
•	Fair value of financial instruments
•	Representation and warranty reserves
•	Customer rewards reserves
•	Income taxes

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Management has discussed our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Loan Loss Reserves

We maintain an allowance for loan and lease losses that represents management’s estimate of incurred loan and lease losses inherent in our held-for-investment credit card, consumer banking and commercial banking loan portfolios as of each balance sheet date, as well as a reserve for unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. We also maintain a separate reserve for the uncollectible portion of billed finance charges and fees on credit card loans.

Allowance for Loan and Lease Losses

We have an established process, using analytical tools and management judgment, to determine our allowance for loan and lease losses. Losses are inherent in our loan portfolio and we calculate the allowance for loan and lease losses by estimating incurred losses for segments of our loan portfolio with similar risk characteristics and record a provision for credit losses. We build our allowance for loan and lease losses and unfunded lending commitment reserves through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs, changes to allowance for loan and lease losses, and changes to unfunded lending commitments. We recorded a provision for credit losses of $3.5 billion, $4.4 billion and $2.4 billion in 2013, 2012 and 2011, respectively. The allowance totaled $4.3 billion as of December 31, 2013, compared with $5.2 billion as of December 31, 2012.

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

Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for loan and lease losses, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by impairment methodology, and changes in our allowance in “Note 5—Allowance for Loan and Lease Losses.”

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Our commercial loan portfolio is primarily composed of larger-balance, non-homogeneous loans. We determine the allowance and reserve for unfunded lending commitments for our commercial loan portfolio by evaluating loans with similar risk characteristics and applying internal risk ratings. We use these risk ratings to assess credit quality and derive a total loss estimate based on an estimated probability of default and loss given default. Factors we consider in determining risk ratings and deriving loss estimates include historical loss experience for loans with similar risk characteristics, the financial condition of the borrower, geography, collateral performance and industry-specific information that management believes is relevant. Management may also apply judgment to adjust the derived loss factors, taking into consideration both quantitative and qualitative factors, including general economic conditions, specific industry and geographic trends, portfolio concentrations, trends in internal credit quality indicators and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.

Finance Charge and Fee Reserves

Finance charges and fees on credit card loans, net of amounts that we consider uncollectible, are included in loan receivables and revenue when the finance charges and fees are earned. We continue to accrue finance charges and fees on credit card loans until the account is charged-off; however, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue. Total net revenue was reduced by $796 million, $937 million and $371 million in 2013, 2012 and 2011, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $190 million as of December 31, 2013, compared with $307 million as of December 31, 2012.

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

Investment Securities

We regularly review investment securities for other-than-temporary impairment (“OTTI”) using both quantitative and qualitative criteria. If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists. Our evaluation requires significant management judgment and a consideration of many factors, including, but not limited to, the extent and duration of the impairment; the health of and specific prospects for the issuer, including whether the issuer has failed to make scheduled interest or principal payments; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings; the value of underlying collateral and current market conditions. Quantitative criteria include assessing whether there has been an adverse change in expected future cash flows. See “Note 3—Investment Securities” for additional information.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill totaled $14.0 billion and $13.9 billion as of December 31, 2013 and 2012, respectively. Other intangible assets, which we report on our consolidated balance sheets as a component of other assets, consist primarily of purchased credit card relationships (“PCCR”) and core deposit intangibles. The net carrying value of other intangible assets decreased to $1.8 billion as of December 31, 2013, from $2.6 billion as of December 31, 2012. Goodwill and other intangible assets together represented 5% of our total assets as of both December 31, 2013 and 2012, respectively. We did not recognize goodwill impairment in 2013, 2012 or 2011.

Goodwill

Goodwill is not amortized but must be allocated to reporting units and tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. A reporting unit is a business segment or one level below. We have elected not to perform the optional qualitative assessment and proceeded directly to the quantitative impairment test. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

We do not maintain separate balance sheets at the reporting unit level; therefore, we calculate the carrying values of our reporting units using an economic capital approach based on each reporting unit’s specific regulatory capital requirements (reflective of the final Basel III rules released during 2013) and risks. We compare the total reporting unit carrying values to our total consolidated stockholders’ equity, as discussed further in “Note 7—Goodwill and Other Intangible Assets,” to assess the appropriateness of our methodology. If the second step of goodwill impairment testing is required for a reporting unit, we undertake an extensive effort to build the specific reporting unit’s balance sheet for the test based on applicable accounting guidance.

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The fair value of reporting units is calculated using a discounted cash flow model, a form of the income approach. The model projects cash flows based on each reporting unit’s internal forecast and use the perpetuity growth method to calculate terminal values . These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit: Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. Discount rates used in 2013 for the reporting units ranged from 8.0% to 12.5%. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that assumptions used were within a reasonable range of observable market data. Based on our analysis, fair value exceeded the carrying amount for all reporting units as of our annual testing date, therefore, the second step of impairment testing was unnecessary.

As part of the annual goodwill impairment test, we also assess our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry.

We will continue to regularly monitor our market capitalization in 2014, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.

Other Intangible Assets

Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. We did not recognize impairment on other intangible assets in 2013, 2012 or 2011.

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Subsequently, our consumer related MSRs are carried at fair value on our consolidated balance sheets with changes in fair value recognized in non-interest income. Our commercial mortgage related MSRs are subsequently measured under the amortization method and are periodically evaluated for impairment, which is recognized as a reduction in non-interest income. See “Note 7—Goodwill and Other Intangible Assets” and “Note 18—Fair Value of Financial Instruments” for additional information.

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

Our financial instruments recorded at fair value on a recurring basis represented approximately 14% and 21% of our total assets as of December 31, 2013 and December 31, 2012, respectively. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 8% and 5% of these financial instruments as of December 31, 2013 and 2012, respectively.

We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 18—Fair Value of Financial Instruments.”

Key Controls Over Fair Value Measurement

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee and Model Validation Group, participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the Fair Value Committee (“FVC”) to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee for resolution. The Valuations Advisory Committee (“VAC”) is chaired by the Chief Financial Officer and includes other senior management. The VAC is only convened to review escalated valuation disputes and did not meet during 2013.

The CVG performs periodic independent verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation team perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation. Additionally, when necessary, the CVG and Trade Analytics and Valuation Team (“TAV”) challenge prices from third party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for a transparency of the assumptions used by the third party.

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

We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing. The Model Validation Group is part of the Model Risk Office and validates all models and provides ongoing monitoring of their performance, including the validation and monitoring of the performance of all valuation models.

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

Our aggregate representation and warranty mortgage repurchase reserves, which we report as a component of other liabilities in our consolidated balance sheets, totaled $1.2 billion as of December 31, 2013, compared with $899 million as of December 31, 2012. The adequacy of the reserves and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2013 is approximately $2.6 billion, a decline from our estimate of $2.7 billion as of December 31, 2012. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. See “Note 20—Commitments, Contingencies, Guarantees, and Others” for additional information.

Customer Rewards Reserve

We offer products, primarily credit cards, which offer reward program members with various rewards, such as cash, gift cards, airline tickets or merchandise. The majority of our rewards do not expire and there is no limit on the number of reward points an eligible card member may earn. Customer rewards costs, which we generally record as an offset to interchange income, are driven by various factors, such as card member charge volume, customer participation in the rewards program and contractual arrangements with redemption partners. We establish a customer rewards reserve that reflects management’s judgment regarding rewards earned that are expected to be redeemed and the estimated redemption cost.

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

We continually evaluate our reserve methodology and assumptions based on developments in redemption patterns, cost per point redeemed, contract changes and other factors. Changes in the ultimate redemption rate and weighted-average cost per point have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by card members as of the end of the reporting period. We recognized customer rewards expense of $1.6 billion, $1.3 billion and $1.0 billion in 2013, 2012 and 2011, respectively. Our customer rewards liability, which is included in other liabilities in our consolidated balance sheets, totaled $2.3 billion and $2.1 billion as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, we have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of approximately $3.7 billion, an increase of $0.8 billion from $2.9 billion at December 31, 2012. We have recorded a valuation allowance of $139 million and $123 million as of December 31, 2013 and 2012, respectively. We expect to fully realize the net deferred tax asset amounts in future periods. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.

We provide additional information on income taxes in “Consolidated Results of Operations” and in “Note 17—Income Taxes.”

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

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance between 2013 and 2012 and between 2012 and 2011. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which include loans and investment securities, and the interest expense on our interest-bearing liabilities, which include interest-bearing deposits, senior and subordinated notes, securitized debt and other borrowings. We include in interest income any past due fees on loans that we deem collectible. Our net interest margin based on our consolidated results represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for 2013, 2012 and 2011.

Table 2: Average Balances, Net Interest Income and Net Interest Yield(1)

	Year Ended December 31,
	2013			2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:
Domestic	$74,950	$10,876	14.51%	$71,857	$10,153	14.13%	$53,465	$7,562	14.14%
International	7,973	1,295	16.24	8,255	1,292	15.66	8,645	1,359	15.72

Credit card	82,923	12,171	14.68	80,112	11,445	14.29	62,110	8,921	14.36
Consumer banking	72,652	4,428	6.09	72,061	4,516	6.27	34,967	3,348	9.57
Commercial banking	40,866	1,587	3.88	36,136	1,528	4.23	31,311	1,482	4.73
Other	168	36	21.43	157	55	35.03	202	28	13.86

Total loans, including loans held for sale	196,609	18,222	9.27	188,466	17,544	9.31	128,590	13,779	10.72
Investment securities(4)	63,522	1,575	2.48	57,424	1,329	2.31	39,513	1,137	2.88
Cash equivalents and other interest-earning assets	6,292	101	1.61	9,189	91	0.99	7,162	71	0.99

Total interest-earning assets	$266,423	$19,898	7.47%	$255,079	$18,964	7.43%	$175,265	$14,987	8.55%

Cash and due from banks	2,461			4,573			1,926
Allowance for loan and lease losses	(4,572)			(4,640)			(4,865)
Premises and equipment, net	3,770			3,342			2,731
Other assets	29,202			28,248			24,661

Total assets	$297,284			$286,602			$199,718

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$187,700	$1,241	0.66%	$183,314	$1,403	0.77%	$109,644	$1,187	1.08%
Securitized debt obligations	10,697	183	1.71	14,138	271	1.92	20,715	422	2.04
Senior and subordinated notes	12,440	315	2.53	11,012	345	3.13	9,244	300	3.25
Other borrowings	14,670	53	0.36	12,875	356	2.77	8,063	337	4.18

Total interest-bearing liabilities	$225,507	$1,792	0.79%	$221,339	$2,375	1.07%	$147,666	$2,246	1.52%

Non-interest bearing deposits	21,345			19,741			17,050
Other liabilities	8,857			8,196			6,423

Total liabilities	255,709			249,275			171,139
Stockholders’ equity	41,575			37,327			28,579

Total liabilities and stockholders’ equity	$297,284			$286,602			$199,718

Net interest income/spread		$18,106	6.68%		$16,589	6.36%		$12,741	7.03%

Impact of non-interest bearing funding			0.12			0.14			0.24

Net interest margin			6.80%			6.50%			7.27%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Past due fees included in interest income totaled approximately $1.7 billion in both 2013 and 2012, and $1.1 billion in 2011.
(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
(4)	Prior to the second quarter of 2013, average balances for investment securities were calculated based on fair value amounts. Effective in the second quarter of 2013, average balances are calculated based on the amortized cost of investment securities. The impact of this change on prior period yields is not material.

Net interest income of $18.1 billion in 2013 increased by $1.5 billion, or 9%, from 2012, driven by a 4% increase in average interest-earning assets and a 5% (30 basis point) increase in net interest margin to 6.80%.

•	Average Interest-Earning Assets: The increase in average interest-earning assets in 2013 compared to 2012 reflects the full year impact of loans and investment securities from the ING Direct acquisition and the addition of loans from the 2012 U.S. card acquisition. Growth in average interest-earning assets was also driven by continued strong growth in commercial and auto loans, which was partially offset by the continued run-off of home loans in our Consumer Banking business, the expected run-off of higher-margin, higher-loss receivables acquired in the 2012 U.S. card acquisition and installment loans in our Credit Card business, as well as the Portfolio Sale in the third quarter of 2013.

•	Net Interest Margin: The increase in our net interest margin in 2013 compared to 2012 was primarily attributable to a reduction in our cost of funds, which was due in part to the redemption of $3.65 billion of our trust preferred securities on January 2, 2013, which generally carried a higher coupon than other funding sources available to us. Our lowered cost of funds also reflects the continued benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

Net interest income of $16.6 billion in 2012 increased by $3.8 billion, or 30%, from 2011, driven by a 46% increase in average interest-earning assets, which was partially offset by an 11% (77 basis points) decline in our net interest margin to 6.50%.

•	Average Interest-Earning Assets: The significant increase in average interest-earning assets reflects the addition of the ING Direct loan portfolio of $40.4 billion in the first quarter of 2012 and the addition of the $27.8 billion in outstanding receivables acquired in the 2012 U.S. card acquisition and designated as held for investment in the second quarter of 2012. Growth in average interest-earning assets was also driven by continued strong growth in commercial and auto loans, which was partially offset by the continued expected run-off of home loans in our Consumer Banking business, as well as the expected run-off of higher-margin, higher-loss receivables acquired in the 2012 U.S. card acquisition and installment loans in our Credit Card business. The run-off of home loans accelerated slightly as a result of the low mortgage interest rate environment.

•	Net Interest Margin: The decrease in our net interest margin in 2012 was attributable to a decline in the average yield on our interest-earning assets, largely due to the shift in the mix of our interest-earning assets to a larger proportion of lower yielding assets resulting from the acquired ING Direct home loan and investment securities portfolios and temporarily higher cash balances from equity and debt offerings. The ING Direct interest-earning assets generally have lower yields than our legacy loan and investment securities portfolios. In addition, the establishment of a finance charge and fee reserve of $174 million in the second quarter of 2012 for the receivables acquired in the 2012 U.S. card acquisition and premium amortization related to the ING Direct and 2012 U.S. card acquisitions of $391 million in 2012 contributed to the reduction in the average yield on interest-earning assets. The decrease in the average yield on interest-earnings assets was partially offset by a reduction in our cost of funds. We have continued to benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates related to these assets and liabilities.

Table 3: Rate/Volume Analysis of Net Interest Income(1)

	2013 vs. 2012			2012 vs. 2011
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$726	$408	$318	$2,524	$2,572	$(48)
Consumer banking	(88)	37	(125)	1,168	2,626	(1,458)
Commercial banking	59	190	(131)	46	214	(168)
Other	(19)	4	(23)	27	(7)	34

Total loans, including loans held for sale	678	639	39	3,765	5,405	(1,640)

Investment securities	246	147	99	192	445	(253)
Cash equivalents and other interest-earning assets	10	(35)	45	20	20	—

Total interest income	934	751	183	3,977	5,870	(1,893)

Interest expense:
Deposits	(162)	33	(195)	216	635	(419)
Securitized debt obligations	(88)	(61)	(27)	(151)	(127)	(24)
Senior and subordinated notes	(30)	41	(71)	45	56	(11)
Other borrowings	(303)	44	(347)	19	158	(139)

Total interest expense	(583)	57	(640)	129	722	(593)

Net interest income	$1,517	$694	$823	$3,848	$5,148	$(1,300)

(1)	We calculate the change in interest income and interest expense separately for each item. The change in net interest income attributable to both volume and rates is allocated based on the relative dollar amount of each item.

Non-Interest Income

Non-interest income primarily consists of service charges and other customer-related fees, interchange income (net of rewards expense), other non-interest income and, in 2012, the bargain purchase gain attributable to the ING Direct acquisition in the amount of $594 million. Other non-interest income includes the pre-tax provision for home loan representation and warranty related to continuing operations. It also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships and hedge ineffectiveness, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

Table 4 displays the components of non-interest income for 2013, 2012 and 2011.

Table 4: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Service charges and other customer-related fees	$2,118	$2,106	$1,979
Interchange fees, net	1,896	1,647	1,318
Bargain purchase gain(1)	—	594	—
Net other-than-temporary impairment	(41)	(52)	(21)
Other non-interest income:
(Provision) benefit for mortgage representation and warranty(2)	24	(42)	(43)
Net gains from the sale of investment securities	7	45	259
Net fair value gains (losses) on free-standing derivatives(3)(4)	3	(36)	(197)
Other(5)	271	545	243

Other non-interest income	305	512	262

Total non-interest income	$4,278	$4,807	$3,538

(1)	Represents the amount by which the fair value of the net assets acquired in the ING Direct acquisition, as of the acquisition date exceeded the consideration transferred.
(2)	Represents mortgage representation and warranty provision related to continuing operations. We recorded a total provision for mortgage representation and warranty losses of $309 million, $349 million and $212 million for 2013, 2012 and 2011, respectively. The remaining portion of the provision for mortgage representation and warranty losses is included, net of tax, in discontinued operations.
(3)	Excludes changes in cumulative credit risk valuation adjustments related to derivatives in a gain position. Credit risk valuation adjustments for derivative assets totaled $7 million, $9 million and $23 million as of December 31, 2013, 2012 and 2011, respectively. See “Note 10—Derivative Instruments and Hedging Activities” for additional information.
(4)	Includes mark-to-market derivative losses of $78 million and $277 million in 2012 and 2011, respectively, related to interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition.
(5)	Other includes derivative hedge ineffectiveness losses of $43 million and $36 million in 2013 and 2012, respectively, and gains of $15 million in 2011. Other also includes income of $162 million in 2012 related to the sale of Visa stock shares.

Non-interest income of $4.3 billion in 2013 decreased by $529 million, or 11%, from non-interest income of $4.8 billion in 2012. The decrease in non-interest income reflected the combined impact of the absence of the bargain purchase gain of $594 million recognized at acquisition of ING Direct and income of $162 million from the sale of Visa stock shares, both of which were recorded in 2012. The impact of these items was partially offset by the favorable impact of increased customer related fees and interchange fees from purchase volume growth, due in part to the acquisitions, fee based products and services revenue, a reduction in the provision for mortgage representation and warranty losses and a reduction in fair value losses on free standing derivatives.

Non-interest income of $4.8 billion in 2012 increased by $1.3 billion, or 36%, from non-interest income of $3.5 billion in 2011. This increase reflected the combined impact of: (i) the bargain purchase gain of $594 million recorded at acquisition of ING Direct; (ii) increased net interchange and other fees resulting from continued growth and market share from new account originations, due in part to the ING Direct and the 2012 U.S. card acquisitions; (iii) income of $162 million from the sale of Visa stock shares in the first quarter of 2012; and (iv) mark-to-market gains of $85 million recognized on retained interests in mortgage-related securities. The favorable impact of these items was partially offset by expected customer refunds of approximately $115 million related to cross-sell activities in our Domestic Card business, approximately $214 million lower net gains from the sale of available for sale securities recorded in 2012 versus 2011, and a mark-to-market derivative loss of $78 million recognized in the first quarter of 2012 related to the settlement of interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition.

Provision for Credit Losses

Our provision for credit losses in each period is driven by charge-offs, changes to the allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $3.5 billion in 2013, compared with $4.4 billion in 2012 and $2.4 billion in 2011. The provision for credit losses as a percentage of net interest income was 19.1%, 26.6%, and 18.5% in 2013, 2012, and 2011, respectively.

The decrease in the provision for credit losses of $962 million in 2013 from 2012 was driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the 2012 U.S. card acquisition, and lower provision for credit losses in our non-acquired portfolio as underlying credit has improved. This was partially offset by (i) an increase in charge offs on the portfolio of Acquired Loans, as the Acquired Loans have run-off and have been replaced with originated loans which do not have a credit mark to absorb the charge-offs (ii) lower allowance release in our Commercial Banking business due to stabilization of the credit outlook in the current year compared to 2012, and (iii) higher charge offs on our Auto portfolio in our Consumer Banking segment reflecting portfolio growth and increased charge off rates from historically low levels.

The increase in the provision for credit losses of $2.0 billion in 2012 from 2011 was primarily related to the addition of the $26.2 billion in outstanding receivables acquired in the 2012 U.S. card acquisition designated as held for investment that had existing revolving privileges at acquisition. These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition, and we recorded an allowance of $1.2 billion for these loans.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses under the “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses”, “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies.”

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing technology expenses and other miscellaneous expenses. Non-interest expense also includes marketing costs, merger-related expense and amortization of intangibles. Table 5 displays the components of non-interest expense for 2013, 2012 and 2011.

Table 5: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Salaries and associate benefits	$4,432	$3,876	$3,023
Occupancy and equipment	1,504	1,327	1,025
Marketing	1,373	1,364	1,337
Professional services	1,303	1,270	1,198
Communications and data processing	885	778	681
Amortization of intangibles	671	609	222
Acquisition-related	193	336	45
Other non-interest expense:
Collections	470	544	563
Fraud losses	218	190	122
Bankcard, regulatory and other fee assessments	562	525	394
Other	903	1,127	722

Other non-interest expense	2,153	2,386	1,801

Total non-interest expense	$12,514	$11,946	$9,332

Non-interest expense of $12.5 billion in 2013 increased by $568 million, or 5%, from 2012. The increase reflected higher operating expenses attributable to the acquired businesses and the growth in our auto loan and commercial loan portfolios. These increases were partially offset by a reduction in acquisition-related costs and other non-interest expenses.

Non-interest expense of $11.9 billion for 2012 increased $2.6 billion, or 28%, from 2011. The increase was primarily due to higher operating expenses and merger-related costs related to our recent acquisitions, increased salaries and associate benefits attributable to increased headcount, higher infrastructure costs attributable to acquired businesses and our continued investment in our auto loan business and increased amortization of intangibles resulting from the ING Direct and 2012 U.S. card acquisitions. We recorded PCCR intangible amortization expense related to the 2012 U.S. card acquisition of $350 million in 2012. We recorded other intangible amortization expense related to the ING Direct and 2012 U.S. card acquisitions of $147 million in 2012.

Income Taxes

We recorded an income tax provision of $2.0 billion (31.6% effective income tax rate) in 2013, compared with an income tax provision of $1.3 billion (25.8% effective income tax rate) in 2012 and income tax provision of $1.3 billion (29.1% effective income tax rate) in 2011. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.

The increase in our effective income tax rate in 2013 from 2012 was primarily attributable to increased pre-tax income, which reduced the relative benefit of tax-exempt income, tax credits and other permanent items, and the absence of discrete tax benefits of $251 million recorded in 2012 for the non-taxable bargain purchase gain of $594 million related to the acquisition of ING Direct, a deferred tax benefit for changes in our state tax position resulting from the 2012 U.S. card acquisition and consolidation of ING Bank, fsb with our existing banking operations, and the resolution of certain tax issues and audits. In comparison, we recorded $16 million of discrete tax expense in 2013 primarily related to adjustments to acquired tax attributes based upon the final tax returns filed, changes to enacted statutory tax rates, and resolution of certain tax issues and audits.

The decrease in our effective income tax rate in 2012 from 2011 was primarily attributable to the recording of the discrete tax benefits of $251 million described above in 2012. In comparison, in 2011 we recorded discrete tax benefits of $121 million, primarily related to the release of valuation allowances against certain state deferred tax assets and net operating loss carry-forwards, as well as the resolution of certain tax issues and audits.

Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 31.4%, 30.7% and 31.7% in 2013, 2012, and 2011, respectively. The higher effective income tax rate before discrete items in 2013 and 2011 in comparison to 2012 was primarily due to lower affordable housing and other business tax credits as a percentage of pre-tax earnings.

We provide additional information on items affecting our income taxes and effective tax rate under “Note 17—Income Taxes.”

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit that we closed in 2007.

We recorded a loss from discontinued operations, net of tax, of $233 million, $217 million and $106 million in 2013, 2012 and 2011, respectively. The variance in the loss from discontinued operations is attributable to the provision for mortgage representation and warranty losses. We recorded a total pre-tax provision for mortgage representation and warranty losses of $309 million, $349 million and $212 million in 2013, 2012 and 2011, respectively. The portion of these amounts included in loss from discontinued operations totaled $333 million ($210 million net of tax) in 2013, $307 million ($194 million net of tax) in 2012 and $169 million ($120 million net of tax) in 2011.

We provide additional information on the provision for mortgage representation and warranty losses and the related reserve for potential representation and warranty claims in “Consolidated Balance Sheets Analysis—Potential Mortgage Representation and Warranty Liabilities” and “Note 20—Commitments, Contingencies, Guarantees, and Others.”

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

Below we summarize our business segment results for 2013, 2012 and 2011 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of December 31, 2013, compared with December 31, 2012. We provide additional information on the allocation methodologies used to derive our business segment results and a reconciliation of our total business segment results to our reported consolidated results in “Note 19—Business Segments.” We provide information on the outlook for each of our business segments is presented above under “Executive Summary and Business Outlook.”

Credit Card Business

The primary sources of revenue for our Credit Card business are interest income, fees collected from customers and interchange fees. Expenses primarily consist of the provision for credit losses, operating costs such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenses. Rewards costs are generally netted against interchange fees.

Our Credit Card business generated net income from continuing operations of $2.6 billion, $1.5 billion and $2.3 billion in 2013, 2012 and 2011, respectively.

On September 6, 2013, we completed the Portfolio Sale. We received $6.4 billion for the net portfolio assets and recognized $26 million of lower of cost or fair value adjustments related to the portfolio assets.

Table 6 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card, and displays selected key metrics for the periods indicated.

Table 6: Credit Card Business Results

(Dollars in millions)	Year Ended December 31,			Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011
Selected income statement data:
Net interest income	$10,967	$10,182	$7,822	8%		30%
Non-interest income	3,320	3,078	2,609	8		18

Total net revenue(1)	14,287	13,260	10,431	8		27
Provision for credit losses	2,824	4,061	1,870	(30)		117
Non-interest expense	7,439	6,854	5,035	9		36

Income from continuing operations before income taxes	4,024	2,345	3,526	72		(33)
Income tax provision	1,409	815	1,249	73		(35)

Income from continuing operations, net of tax	$2,615	$1,530	$2,277	71%		(33)%

Selected performance metrics:
Average loans held for investment(2)	$79,207	$80,009	$62,110	(1)%		29%
Average yield on loans held for investment(3)	15.37%	14.31%	14.36%	106	bps	(5	)bps
Total net revenue margin(4)	18.04	16.57	16.79	147		(22)
Net charge-offs	$3,285	$2,944	$3,056	12%		(4)%
Net charge-off rate(5)	4.15%	3.68%	4.92%	47	bps	(124	)bps
Card loan premium amortization and other intangible accretion(6)	$198	$206	$—	(4)%		*	*%
PCCR intangible amortization	434	350	21	24		1,567
Purchase volume(7)	201,074	180,599	135,120	11		34

	December 31,
(Dollars in millions)	2013	2012	Change
Selected period-end data:
Loans held for investment(2)	$81,305	$91,755	(11)%
30+ day performing delinquency rate(8)	3.46%	3.61%	(15	)bps
30+ day delinquency rate(9)	3.54	3.69	(15)
Nonperforming loan rate(10)	0.11	0.11	*	*
Allowance for loan and lease losses .	$3,214	$3,979	(19)%
Allowance coverage ratio(11)	3.95%	4.34%	(39	)bps

**	Change is less than one percent or not meaningful.
(1)	We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $796 million, $937 million and $371 million in 2013, 2012 and 2011, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $190 million and $307 million as of December 31, 2013 and 2012, respectively.
(2)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(3)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category. Interest income also includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the average yield for the Total Credit Card business of 90 basis points in 2013.
(4)	Calculated by dividing total net revenue for the period by average loans held for investment during the period for the specified loan category. Interest income also includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the Total Credit Card business of 100 basis points in 2013.
(5)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period for the specified loan category. The net charge-off rate for 2012 reflects a cumulative adjustment we made in November 2012 related to the timing of charge- offs for delinquent U.K. loans for which revolving privileges have been revoked as part of a loan workout. We previously charged off such loans in the period the account became 180 days past due. Effective November 2012, we began charging off these loans in the period that the account becomes 120 days past due, consistent with our charge-off practice for installment loans.
(6)	Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.
(7)	Consists of purchase transactions, net of returns for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.
(8)	Calculated by dividing 30+ day performing delinquent loans as of the end of the period by the period-end loans held for investment.
(9)	Calculated by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment.
(10)	Calculated by dividing nonperforming loans as of the end of the period by period-end loans held for investment. Nonperforming credit card loans generally include international card loans that are 90 or 120 days delinquent.
(11)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

The completion of the 2012 U.S. card acquisition in May 2012 along with the transfer of the Best Buy loan portfolio to held for sale from held for investment and subsequent Portfolio Sale in 2013 were the most significant drivers of changes in the financial performance of our Credit Card business for 2013 compared with 2012. Our Credit Card business results for 2013 reflect the full impact of the addition of loans from the acquisition, while 2012 results reflect only a partial period impact of the loans acquired in the 2012 U.S. card acquisition. In addition, our Credit Card business results for 2013 reflect the absence of the provision for credit losses of $1.2 billion to establish an allowance for the credit card receivables acquired in the 2012 U.S. card acquisition and the absence of the charge of $174 million to establish a reserve for estimated uncollectible billed finance charges and fees related to these loans, both of which were recorded in the first half of 2012, as well as a reduction in the provision for credit losses for the transferred Best Buy loan portfolio as charge-offs of finance charges, fee and principal are reflected in the carrying value of loans classified as held for sale.

Key factors affecting the results of our Credit Card business for 2013, compared with 2012, and changes in financial condition and credit performance between December 31, 2013 and December 31, 2012 include the following:

•

Net Interest Income: Net interest income increased by $785 million, or 8%, in 2013 to $11.0 billion from $10.2 billion in 2012. The increase in net interest income is primarily driven by (i) higher average yield on loans held for investment, (ii) the increase in interest and non interest income in 2013 due to the full year impact of 2012 U.S. card acquisition, and (iii) the absence of the charge recorded in the second quarter of 2012 to establish the finance charge and fee reserve for the loans acquired in the 2012 U.S card acquisition. The higher average yield on loans held for investment was driven largely by the transfer of the Best Buy loan portfolio to the loans held for sale category in the first quarter of 2013. This was partially offset by a decrease in average loans held for investment due to the Portfolio Sale and expected continued run-off of our installment loan portfolio and other credit card loans acquired in the 2012 U.S. card acquisition.

•	Non-Interest Income: Non-interest income increased by $242 million, or 8% in 2013 to $3.3 billion from $3.1 billion in 2012. The increase was primarily driven by higher net interchange fees from growth in purchase volume due in part to the 2012 U.S. card acquisition. Purchase volume increased by $20.5 billion, or 11%, in 2013. Other factors include increased customer-related fees from the addition of acquired credit card accounts and the absence of charges incurred in the first and second quarters of 2012 for expected refunds to customers affected by certain cross-sell sales practices in our Domestic Card business.

•	Provision for Credit Losses: The provision for credit losses related to our Credit Card business decreased by $1.3 billion to $2.8 billion in 2013, from $4.1 billion in 2012. The decrease was primarily driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the 2012 U.S. card acquisition.

•	Non-Interest Expense: Non-interest expense increased by $585 million, or 9%, in 2013 to $7.4 billion from $6.9 billion in 2012. The increase was largely due to higher operating expenses resulting from the 2012 U.S. card acquisition. This includes PCCR intangible amortization expense of $434 million in 2013, compared with $350 million in 2012.

•	Loans Held for Investment: Period-end loans held for investment in our Credit Card business decreased by $10.5 billion, or 11% as of December 31, 2013. The decrease was due in part to the Portfolio Sale in 2013, as well as the expected continued run-off of our installment loan portfolio and certain other credit card loans acquired in the 2012 U.S. card acquisition partially offset by growth in certain other credit card segments.

•	Charge-off and Delinquency Statistics: Our reported net charge-off rate increased to 4.15% in 2013, from 3.68% in 2012. The 30+ day delinquency rate decreased to 3.54% as of December 31, 2013, from 3.69% as of December 31, 2012. The increase in reported net charge-off rates in 2013 were largely due to the impact of charge-offs from the 2012 U.S. card acquisition which was recorded at fair value. Charges offs are recorded on Acquired Loans when the nonaccretable difference on the loans are reduced to zero. Charge offs related to the 2012 U.S. card acquisition were included in the numerator in calculating our net charge-off rates in 2013.

Key factors affecting the results of our Credit Card business for 2012, compared with 2011, and changes in financial condition and credit performance between December 31, 2012 and December 31, 2011 include the following:

•	Net Interest Income: Net interest income increased by $2.4 billion, or 30%, in 2012, primarily attributable to the substantial increase in average loans held for investment resulting from the 2012 U.S. card acquisition in the second quarter of 2012, which was partially offset by a modest reduction in average loan yields due to the establishment of a finance charge and fee reserve for the loans acquired in the 2012 U.S. card acquisition and net premium amortization related to these loans.

•	Non-Interest Income: Non-interest income increased by $469 million, or 18%, in 2012. The increase was primarily driven by higher net interchange fees generated from purchase volume growth and customer-related fees resulting from the addition of customer accounts associated with the 2012 U.S. card acquisition in the second quarter of 2012. This increase was partially offset by charges of approximately $115 million expected refunds to customers affected by certain cross-sell activities in our Domestic Card business and the discontinuance of revenue recognition for billings to customers affected by the cross-sell activities.

•	Provision for Credit Losses: The provision for credit losses related to our Credit Card business increased to $4.1 billion in 2012, from $1.9 billion in 2011. The significant increase in the provision in 2012 was primarily driven by the provision of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for the receivables acquired in the 2012 U.S. card acquisition with revolving privileges. We recorded an additional provision for credit losses for these loans of $107 million in the second half of 2012. The provision for credit losses, excluding the allowance build related to the receivables acquired in the 2012 U.S. card acquisition, totaled $2.8 billion in 2012, reflecting a relative stabilization in credit performance improvement compared to significant credit performance improvement in 2011 that resulted in a large allowance release of $1.2 billion in 2011.

•	Non-Interest Expense: Non-interest expense increased by $1.8 billion, or 36%, in 2012. The increase was largely due to higher operating expenses resulting from the 2012 U.S. card acquisition and the amortization of intangibles and other assets associated with the 2012 U.S. card acquisition, including PCCR intangible amortization expense of $350 million in 2012. Other items contributing to the increase in non-interest expense include merger-related expenses associated with the 2012 U.S. card acquisition, expense of $75 million recognized in the first quarter of 2012 for expected customer refunds attributable to issues associated with cross-selling certain other products to credit card customers, regulatory fines of $60 million related to cross-sell activities in the Domestic Card business and expense of $98 million for net litigation reserves to cover interchange and other legal matters in the second quarter of 2012.

•	Total Loans: Period-end loans in our Credit Card business increased by $26.7 billion, or 41%, in 2012, to $91.8 billion as of December 31, 2012. The increase was primarily due to the addition of the $27.8 billion in outstanding receivables acquired in the 2012 U.S. card acquisition classified as held for investment. Excluding the addition of these receivables, period-end loans held for investment decreased by $1.1 billion, or 2%, due to the expected continued run-off of our installment loan portfolio as well as the expected run-off of higher-margin, higher-loss receivables acquired in the 2012 U.S. card acquisition.

•	Charge-off and Delinquency Statistics: Our reported net charge-off rate decreased to 3.68% in 2012, from 4.92% in 2011. Our reported charge-offs reflect the absence of charge-offs for the receivables acquired in the 2012 U.S. card acquisition accounted for based on estimated cash flows expected to be collected over the life of the loans. Charges offs are recorded on Acquired Loans when the nonaccretable difference on the loans are reduced to zero. The decrease in the net-charge off rates was also due in part to the addition of loans acquired in the 2012 U.S. card acquisition to the denominator in calculating our reported charge-off rates. The 30+ day delinquency rate decreased to 3.69% as of December 31, 2012, from 3.86% as of December 31, 2011.

Domestic Card Business

Domestic Card generated net income from continuing operations of $2.4 billion in 2013, compared with net income from continuing operations of $1.4 billion in 2012 and $2.3 billion in 2011. Domestic Card accounted for 90% of total revenues for our Credit Card business in 2013 compared with 89% in 2012 and 87% in 2011. Income attributable to Domestic Card represented 91% of income for our Credit Card business in 2013, compared with 92% in 2012 and 102% in 2011.

Table 6.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 6.1: Domestic Card Business Results

(Dollars in millions)	Year Ended December 31,				Change
					2013 vs. 2012		2012 vs. 2011
	2013	2012	2011
Selected income statement data:
Net interest income	$9,887	$9,129	$6,717		8%		36%
Non-interest income	2,957	2,725	2,368		9		15

Total net revenue	12,844	11,854	9,085		8		30
Provision for credit losses	2,502	3,683	1,317		(32)		180
Non-interest expense	6,645	5,997	4,153		11		44

Income from continuing operations before income taxes	3,697	2,174	3,615		70		(40)
Income tax provision	1,316	770	1,287		71		(40)

Income from continuing operations, net of tax	$2,381	$1,404	$2,328		70%		(40)%

Selected performance metrics:
Average loans held for investment(1) .	$71,234	$71,754	$53,464		(1)%		34%
Average yield on loans held for investment(2)	15.27%	14.15%	14.14%		112	bps	1	bps
Total net revenue margin(3)	18.03	16.52	16.99		151		(47)
Net charge-offs	$2,904	$2,532	$2,522		15%		—%
Net charge-off rate(4)	4.08%	3.53%	4.72%		55	bps	(119	)bps
Card loan premium amortization and other intangible accretion(5)	$198	$206	$—		(4)%		*	*%
PCCR intangible amortization	434	350	21		24		1,567
Purchase volume(6)	186,901	166,694	122,366		12		36

(Dollars in millions)	December 31,
	2013	2012	Change
Selected period-end data:
Loans held for investment(1)	$73,255	$83,141	(12)%
30+ day delinquency rate(7)	3.43%	3.61%	(18	)bps
Allowance for loan and lease losses	$2,836	$3,526	(20)%

**	Change is less than one percent or not meaningful.
(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)	Calculated by dividing interest income for the period by average loans held for investment during the period for the specified loan category. Interest income includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the average yield for the Domestic Card business of 99 basis points in 2013.
(3)	Calculated by dividing total net revenue for the period by average loans held for investment during the period. Interest income includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the Domestic Card business of 111 basis points in 2013.
(4)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period.
(5)	Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.

(6)	Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions
(7)	Calculated by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The primary drivers of the improvement in results for our Domestic Card business in 2013, compared with 2012 included: (i) higher interest income primarily driven by higher average yield on loans held for investment driven largely by the transfer of the Best Buy loan portfolio to the held for sale category in the first quarter of 2013, as well as the absence of the charge recorded in the second quarter of 2012 to establish the finance charge and fee reserve for the acquired credit card loans; (ii) the increase in interest and non interest income in 2013 due to the full year impact of 2012 U.S. card acquisition and (iii) the absence of provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for acquired credit card loans. These impacts were partially offset by higher operating expenses attributable to the addition of loans and increased amortization of intangibles and other assets associated with the 2012 U.S. card acquisition.

Domestic Card generated net income from continuing operations of $1.4 billion in 2012, compared with net income from continuing operations of $2.3 billion in 2011. The decrease in Domestic Card net income in 2012 from 2011 reflected an increase in total net revenue largely due to the addition of loans from the 2012 U.S. card acquisition, which was more than offset by the unfavorable impact of several items related to the 2012 U.S. card acquisition. These items included: (i) a significant increase in the provision for credit losses resulting from an initial allowance build of $1.2 billion related to the portfolio purchased in the 2012 U.S. card acquisition; and (ii) an increase in non-interest expense largely resulting from operating expenses related to the 2012 U.S. card acquisition and the amortization of intangibles and other assets associated with the 2012 U.S. card acquisition, including PCCR intangible amortization expense of $350 million in 2012.

International Card Business

International Card generated net income from continuing operations of $234 million in 2013, compared with net income from continuing operations of $126 million in 2012 and a net loss from continuing operations of $51 million in 2011. International Card accounted for 10% of total net revenues for our Credit Card business in 2013, compared with 11% in 2012 and 13% in 2011. Income attributable to International Card represented 9% of income for our Credit Card business in 2013, compared with 8% of the net income for 2012. Our International Card business posted a loss that represented 2% of income for our Credit Card business in 2011.

Table 6.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 6.2: International Card Business Results

(Dollars in millions)	Year Ended December 31,				Change
					2013 vs. 2012		2012 vs. 2011
	2013	2012	2011
Selected income statement data:
Net interest income	$1,080	$1,053	$1,105		3%		(5)%
Non-interest income	363	353	241		3		46

Total net revenue	1,443	1,406	1,346		3		4
Provision for credit losses	322	378	553		(15)		(32)
Non-interest expense	794	857	882		(7)		(3)

Income/(Loss) from continuing operations before income taxes	327	171	(89)		91		292
Income tax provision/(benefit)	93	45	(38)		107		218

Income/(Loss) from continuing operations, net of tax	$234	$126	$(51)		86%		347%

Selected performance metrics:
Average loans held for investment(1) .	$7,973	$8,255	$8,645		(3)%		(5)%
Average yield on loans held for investment(2)	16.24%	15.66%	15.72%		58	bps	(6	)bps
Total net revenue margin(3)	18.10	17.03	15.57		107		146
Net charge-offs	$381	$412	$534		(8)%		(23)%
Net charge-off rate(4)	4.78%	4.98%	6.18%		(20	)bps	(120	)bps
Purchase volume(5)	$14,173	$13,905	$12,754		2%		9%

(Dollars in millions)	December 31,
	2013	2012	Change
Selected period-end data:
Loans held for investment(1)	$8,050	$8,614	(7)%
30+ day performing delinquency rate(6)	3.71%	3.58%	13	bps
30+ day delinquency rate(7)	4.56	4.49	7
Nonperforming loan rate(8)	1.10	1.16	(6)
Allowance for loan and lease losses	$378	$453	(17)%

**	Change is less than one percent or not meaningful.
(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)	Calculated by dividing interest income for the period by average loans held for investment during the period.
(3)	Calculated by dividing total net revenue for the period by average loans held for investment during the period.
(4)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period. The net charge-off rate for 2012 reflects a cumulative adjustment we made in November 2012 related to the timing of charge-offs for delinquent U.K. loans for which revolving privileges have been revoked as part of a loan workout. We previously charged off such loans in the period the account became 180 days past due. Effective November 2012, we began charging off these loans in the period that the account becomes 120 days past due, consistent with our charge-off practice for installment loans.
(5)	Consists of purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.
(6)	Calculated by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment.
(7)	Calculated by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment.
(8)	Calculated by dividing nonperforming loans as of the end of the period by period-end loans held for investment. Nonperforming credit card loans include international card loans that are generally 90 or 120 days delinquent.

Our International Card business generated net income from continuing operations of $234 million in 2013, compared with net income from continuing operations of $126 million in 2012. The primary drivers of the improvement in results for our International Card business in 2013, compared with 2012 included: (i) the absence of charges recorded in the second quarter of 2012 associated with refunds to U.K. customers due to retrospective regulatory requirements pertaining to Payment Protection Insurance, which had an unfavorable impact on total net revenue and non-interest expense in 2012, and (ii) a reduction in the provision for credit losses attributable to lower net charge-offs, reflecting the improvement in the credit environment in Canada and the U.K.

Our International Card business generated net income from continuing operations of $126 million in 2012, compared with a net loss from continuing operations of $51 million in 2011. The International Card net income in 2012, compared with net loss in 2011, was driven by a decrease in the provision for credit losses, attributable to lower net charge-offs resulting from credit improvement in Canada and the U.K., and the absence of an allowance build of $105 million for the Hudson Bay Corporation loan portfolio we acquired in January 2011.

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

Our Consumer Banking business generated net income from continuing operations of $1.5 billion in 2013, compared with net income from continuing operations of $1.4 billion in 2012 and $809 million in 2011. Our results primarily reflect an increase in average balances in our auto portfolio offset by lower yields. This was partially offset by declining average balances and yields in our home loan portfolio.

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

Table 7 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 7: Consumer Banking Business Results

(Dollars in millions)					Change
	Year Ended December 31,				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011
Selected income statement data:
Net interest income	$5,905	$5,788	$4,236		2%		37%
Non-interest income	749	782	720		(4)		9

Total net revenue	6,654	6,570	4,956		1		33
Provision for credit losses	656	589	452		11		30
Non-interest expense	3,745	3,871	3,244		(3)		19

Income from continuing operations before income taxes	2,253	2,110	1,260		7		67
Income tax provision	802	747	451		7		66

Income from continuing operations, net of tax	$1,451	$1,363	$809		6%		68%

Selected performance metrics:
Average loans held for investment:(1)
Auto	$29,446	$24,976	$19,419		18%		29%
Home loan	39,322	42,764	11,322		(8)		278
Retail banking	3,699	4,096	4,097		(10)		—

Total consumer banking	$72,467	$71,836	$34,838		1%		106%

Average yield on loans held for investment(2)	6.10%	6.28%	9.60%		(18	)bps	(332	)bps
Average deposits	$169,683	$162,637	$86,883		4%		87%
Average deposit interest rate	0.63%	0.70%	0.96%		(7	)bps	(26	)bps
Core deposit intangible amortization .	$138	$159	$132		(13)%		20%
Net charge-offs	616	531	484		16		10
Net charge-off rate(3)	0.85%	0.74%	1.39%		11	bps	(65	)bps
Net charge-off rate (excluding Acquired Loans)(4)	1.51	1.45	1.59		6		(14)
Auto loan originations	$17,388	$15,960	$12,476		9%		28%

(Dollars in millions)	December 31,		Change
	2013	2012
Selected period-end data:
Loans held for investment:(1)
Auto	$31,857	$27,123	17%
Home loan	35,282	44,100	(20)
Retail banking	3,623	3,904	(7)

Total consumer banking	$70,762	$75,127	(6)%

30+ day performing delinquency rate(5)	3.20%	2.65%	55	bps
30+ day performing delinquency rate (excluding Acquired Loans)(4)	5.32	5.14	18
30+ day delinquency rate(6)	3.89	3.34	55
30+ day delinquency rate (excluding Acquired Loans)(4)	6.47	6.49	(2)
Nonperforming loans rate(7)	0.86	0.85	1
Nonperforming loans rate (excluding Acquired Loans)(4)	1.44	1.66	(22)
Nonperforming asset rate(8)	1.12	1.02	10
Nonperforming asset rate (excluding Acquired Loans)(4)	1.86	1.98	(12)
Allowance for loan and lease losses	$752	$711	6%
Allowance coverage ratio(9)	1.06%	0.95%	11	bps
Deposits	$167,652	$172,396	(3)%
Loans serviced for others	7,665	15,333	(50)

**	Change is less than one percent or not meaningful.
(1)	Loans held for investment includes loans acquired in the ING Direct and CCB acquisitions. The carrying value of consumer banking Acquired Loans was $28.2 billion and $36.5 billion as of December 31, 2013 and 2012, respectively. The average balance of consumer banking loans held for investment, excluding Acquired Loans, was $40.8 billion, $36.7 billion and $30.3 billion in 2013, 2012 and 2011, respectively.
(2)	Calculated by dividing interest income for the period by average loans held for investment during the period.
(3)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period.
(4)	Calculation of ratio adjusted to exclude Acquired Loans from the denominator. See “Credit Risk Profile” and “Note 4—Loans” for additional information on the impact of Acquired Loans on our credit quality metrics.
(5)	Calculated by dividing 30+ day performing delinquent loans as of the end of the period by period-end loans held for investment.
(6)	Calculated by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment.
(7)	Calculated by dividing nonperforming loans as of the end of the period by period-end loans held for investment. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty.
(8)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties, and other foreclosed assets.
(9)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Consumer Banking business for 2013, compared with 2012, and changes in financial condition and credit performance between December 31, 2013 and December 31, 2012 include the following:

•	Net Interest Income: Net interest income increased by $117 million, or 2%, in 2013 to $5.9 billion from $5.8 billion in 2012. The increase in net interest income is primarily attributable to growth in our auto loans, partially offset by lower auto and deposits margins. While average loan balances have grown in 2013 as compared to 2012, we have continued to see a decline in gross interest income due to overall lower average yields on loans. The decrease in auto yields is primarily attributable to a shift in the credit quality mix of our portfolio, as well as increased competition in the marketplace. The average yield on auto loans for 2013 was 9.8%, as compared to 11.0% in 2012. The decrease in home loans was largely driven by the continued expected run-off of the acquired home loans portfolio. The average yield on home loans was 3.4% in 2013 compared to 3.6% in 2012. Average deposit balances increased to $169.7 billion in 2013 from $162.6 billion in 2012, while the average deposit interest rate declined to 0.63% in 2013 from 0.70% in 2012. We expect the yields in our Consumer Banking business to continue to decline as we face increased competition in auto loans, the continued shift to higher credit quality in our auto loan portfolio, and continued deposit rate compression.

•	Non-Interest Income: Non-interest income decreased by $33 million, or 4%, to $749 million in 2013 from $782 million in 2012 related to the mark-to-market gains on retained interests in interest-only strips and negative amortization mortgage securities recognized in the third quarter of 2012.

•	Provision for Credit Losses: The provision for credit losses increased by $67 million or 11% in 2013 to $656 million, reflecting higher auto loan charge-offs attributable to auto portfolio growth and an increase in the auto charge-off rate from historically low levels. As discussed above under “Summary of Selected Financial Data,” the substantial majority of the ING Direct home loan portfolio is accounted for based on estimated cash flows expected to be collected over the life of the loans. Because accounting based on estimated cash flows takes into consideration future credit losses expected to be incurred, charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted.

•	Non-Interest Expense: Non-interest expense decreased by $126 million, or 3%, in 2013 to $3.7 billion. The decrease was largely due to the absence of ING Direct acquisition-related costs and other one-time items incurred in 2012, which were partially offset by increased expenses related to the growth in our auto loan portfolio.

•	Loans Held for Investment: Period-end loans held for investment in our Consumer Banking business declined by $4.4 billion, or 6%, in 2013, to $70.8 billion as of December 31, 2013, due to the continued expected run-off of acquired home loans, partially offset by higher period-end auto loan balances due to the continued high volume of auto loan originations.

•	Deposits: Period-end deposits in our Consumer Banking business declined by $4.7 billion, or 3%, in 2013 to $167.7 billion as of December 31, 2013, primarily due to the expected run-off of our legacy National Direct Bank deposits.

•	Charge-off and Delinquency Statistics: The reported net charge-off rate increased to 0.85% in 2013, from 0.74% in 2012. The 30+ day delinquency rate increased to 3.89% as of December 31, 2013, from 3.34% as of December 31, 2012. The increase in the net charge-off rates reflect moderately higher auto loan charge-offs, partially offset by improved home loan performance. The overall delinquency rates increased moderately largely due to the run-off of the acquired home loans, which were included in the denominator in calculating the delinquency rates.

Key factors affecting the results of our Consumer Banking business for 2012, compared with 2011, and changes in financial condition and credit performance between December 31, 2012 and December 31, 2011 include the following:

•	Net Interest Income: Net interest income increased by $1.6 billion, or 37%, in 2012. The increase was primarily attributable to the addition of home loans from the ING Direct acquisition, continued growth and strong margin performance in our auto loan portfolio and the addition of low-rate deposits from the ING Direct acquisition. With the addition of deposits from ING Direct, average deposits increased to $162.6 billion in 2012, from $86.9 billion in 2011, while the average deposit interest rate fell to 0.70% in 2012, from 0.96% in 2011. The favorable impact from these items was modestly offset by the expected run-off of acquired home loans.

•	Non-Interest Income: Non-interest income increased by $62 million, or 9%, in 2012. The increase was primarily attributable to mark-to-market gains on retained interests in interest-only strips and negative amortization mortgage securities recognized in the third quarter of 2012.

•	Provision for Credit Losses: The provision for credit losses increased by $137 million in 2012 to $589 million. The increase was largely due to higher auto loan balances, which more than offset the benefit from lower net charge-off rates and continued credit performance improvement. We recorded an allowance build of $59 million in 2012, compared with an allowance release of $23 million in 2011.

•	Non-Interest Expense: Non-interest expense increased by $627 million, or 19%, in 2012. The increase was largely attributable to operating expenses related to ING Direct, merger-related expenses associated with the acquisition and higher infrastructure expenditures resulting from continued investments in the home loan business and growth in auto loan balances as a result of increased auto loan originations.

•	Loans Held for Investment: Period-end loans in the Consumer Banking business increased by $38.8 billion, or 107%, in 2012 to $75.1 billion as of December 31, 2012, primarily due to the acquisition of $40.4 billion of ING Direct home loans and growth in auto loan originations, which were partially offset by the expected continued run-off of our acquired home loan portfolios.

•	Deposits: Period-end deposits in the Consumer Banking business increased by $83.9 billion, or 95%, in 2012 to $172.4 billion as of December 31, 2012, primarily due to the addition of ING Direct deposits of $84.4 billion.

•	Charge-off and Delinquency Statistics: The net charge-off rate decreased to 0.74% in 2012, from 1.39% in 2011. The 30+ day delinquency rate decreased to 3.34% as of December 31, 2012, from 5.99% as of December 31, 2011. The improvement in our reported net charge-off and delinquency rates for our Consumer Banking business reflects the impact of the addition of the ING Direct home loan portfolio. The overall improvement in credit quality metrics, excluding Acquired Loans, reflects improved credit performance in our legacy consumer loan portfolios.

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

Our Commercial Banking business generated net income from continuing operations of $769 million in 2013, compared with net income from continuing operations of $835 million in 2012 and $595 million in 2011.

On November 1, 2013, we acquired Beech Street Capital, a privately-held, national originator and servicer of Fannie Mae, Freddie Mac and FHA multifamily commercial real estate loans. The Beech Street Capital results are reported within the Commercial Banking business.

Table 8 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

Table 8: Commercial Banking Business Results

(Dollars in millions)				Change
	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011
Selected income statement data:
Net interest income	$1,895	$1,740	$1,596	9%		9%
Non-interest income	395	340	283	16		20

Total net revenue	2,290	2,080	1,879	10		11
Provision (benefit) for credit losses	(24)	(270)	31	91		(971)
Non-interest expense	1,119	1,059	925	6		14

Income from continuing operations before income taxes	1,195	1,291	923	(7)		40
Income tax provision	426	456	328	(7)		39

Income from continuing operations, net of tax	$769	$835	$595	(8)%		40%

Selected performance metrics:
Average loans held for investment:(1)
Commercial and multifamily real estate	$18,636	$16,256	$14,166	15%		15%
Commercial and industrial	21,062	18,304	15,437	15		19

Total commercial lending	39,698	34,560	29,603	15		17
Small-ticket commercial real estate	1,073	1,353	1,671	(21)		(19)

Total commercial banking	$40,771	$35,913	$31,274	14%		15%

Average yield on loans held for investment(2)	3.88%	4.25%	4.74%	(37	)bps	(49	)bps
Average deposits	$30,702	$28,266	$25,033	9%		13%
Average deposit interest rate	0.27%	0.32%	0.49%	(5	)bps	(17	)bps
Core deposit intangible amortization .	$27	$34	$40	(21)%		(15)%
Net charge-offs	14	42	177	(67)		(76)
Net charge-off rate(3)	0.03%	0.12%	0.57%	(9	)bps	(45	)bps

(Dollars in millions)	December 31,
	2013	2012	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$20,750	$17,732	17%
Commercial and industrial	23,309	19,892	17

Total commercial lending	44,059	37,624	17
Small-ticket commercial real estate	952	1,196	(20)

Total commercial banking	$45,011	$38,820	16%

Nonperforming loans rate(4)	0.33%	0.73%	(40	)bps
Nonperforming asset rate(5)	0.37	0.77	(40)
Allowance for loan and lease losses	$338	$433	(22)%
Allowance coverage ratio(6)	0.75%	1.12%	(37	)bps
Deposits	$30,567	$29,866	2%

**	Change is less than one percent or not meaningful.
(1)	Loans held for investment includes loans acquired in the ING Direct and CCB acquisitions. The carrying value of commercial banking Acquired Loans accounted for subsequent to acquisition based on expected cash flows to be collected was $262 million and $359 million as of December 31, 2013 and 2012, respectively. The average balance of commercial banking loans held for investment, excluding Acquired Loans, was $40.5 billion, $35.1 billion and $30.8 billion in 2013, 2012 and 2011, respectively.
(2)	Calculated by dividing interest income for the period by average loans held for investment during the period.
(3)	Calculated by dividing net charge-offs for the period by average loans held for investment during the period.
(4)	Calculated by dividing nonperforming loans as of the end of the period by period-end loans held for investment. Nonperforming loans generally include loans that have been placed on non-accrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty.
(5)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties, and other foreclosed assets.
(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Commercial Banking business for 2013, compared with 2012, and changes in financial condition and credit performance between December 31, 2013 and December 31, 2012 include the following:

•	Net Interest Income: Net interest income increased by $155 million, or 9%, in 2013 to $1.9 billion. The increase was primarily driven by growth in our commercial lending business and higher deposit balances.

•	Non-Interest Income: Non-interest income increased by $55 million, or 16%, in 2013 to $395 million, driven by increased revenue related to fee-based products and services from the Beech Street Capital acquisition.

•	Provision for Credit Losses: The Commercial Banking business recorded a benefit related to the provision for credit losses of $24 million in 2013, compared with a benefit of $270 million in 2012. The stabilization of the credit outlook has resulted in less allowance release in the current year when compared to the prior year. The combined release for allowance and reserve for unfunded lending commitments was $43 million in 2013, compared with a release of $313 million in 2012.

•	Non-Interest Expense: Non-interest expense increased by $60 million, or 6%, in 2013 to $1.1 billion, driven by investments in business growth and infrastructure enhancements and the costs associated with Beech Street Capital.

•

Loans Held for Investment: Period-end loans held for investment in our Commercial Banking business increased by $6.2 billion, or 16%, in 2013, to $45.0 billion as of December 31, 2013. The increase was driven by strong loan originations in the commercial lending business, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•	Deposits: Period-end deposits in the Commercial Banking business increased by $701 million, or 2%, to $30.6 billion as of December 31, 2013, from $29.9 billion as of December 31, 2012, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•	Charge-off Statistics: The net charge-off rate was 0.03% in 2013, compared to 0.12% in 2012. The nonperforming loan rate decreased to 0.33% as of December 31, 2013, from 0.73% as of December 31, 2012. The continued strength in the credit metrics in our Commercial Banking business reflected stable credit trends and underlying collateral values.

Key factors affecting the results of our Commercial Banking business for 2012, compared with 2011, and changes in financial condition and credit performance between December 31, 2012 and December 31, 2011 include the following:

•	Net Interest Income: Net interest income increased by $144 million, or 9%, in 2012. The increase was primarily driven by higher deposit balances and growth in commercial real estate and commercial and industrial loans.

•	Non-Interest Income: Non-interest income increased by $57 million or 20%, in 2012, largely attributable to growth in fees from services provided to customers.

•	Provision for Credit Losses: The Commercial Banking business recorded a benefit related to the provision for credit losses of $270 million in 2012, compared with a provision of credit losses of $31 million in 2011. The benefit recorded in 2012 reflected a significant decrease in net charge-offs, resulting in an increase in allowance releases attributable to the improvement in underlying credit performance trends. We recorded a release of the combined allowance for loan losses and reserve for unfunded lending commitments of $313 million in 2012, compared with a release of $147 million in 2011.

•	Non-Interest Expense: Non-interest expense increased by $134 million, or 14%, in 2012. The increase was due to costs associated with higher originations in our commercial real estate and commercial and industrial businesses, expansion into new markets and infrastructure investments.

•	Loans Held for Investment: Period-end loans increased by $4.5 billion, or 13%, in 2012 to $38.8 billion as of December 31, 2012. The increase was driven by stronger loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the run-off and sale of a portion of the small-ticket commercial real estate loan portfolio.

•	Deposits: Period-end deposits in the Commercial Banking business increased by $3.2 billion, or 12%, in 2012 to $29.9 billion as of December 31, 2012, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•	Charge-off Statistics: The net charge-off rate decreased to 0.12% in 2012, from 0.57% in 2011. The nonperforming loan rate decreased to 0.73% as of December 31, 2012, from 1.08% as of December 31, 2011. The significant improvement in the credit metrics in our Commercial Banking business reflected a continued improvement in credit trends and strengthening of underlying collateral values, resulting in lower loss severities and opportunities for recoveries on previously charged-off loans.

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

Net loss from continuing operations recorded in Other was $443 million in 2013, compared with net income from continuing operations of $6 million in 2012 and a net loss from continuing operations of $428 million in 2011.

Table 9 summarizes the financial results of our Other category for the periods indicated.

Table 9: Other Results

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Selected income statement data:
Net interest income (expense)	$(661)	$(1,121)	$(913)
Non-interest income	(186)	607	(74)

Total net revenue	(847)	(514)	(987)
Provision for credit losses	(3)	35	7
Non-interest expense	211	162	128

Income from continuing operations before income taxes	(1,055)	(711)	(1,122)
Income tax benefit	(612)	(717)	(694)

Income (loss) from continuing operations, net of tax	$(443)	$6	$(428)

The shift in the Other category to a net loss from continuing operations of $443 million in 2013 from net income from continuing operations of $6 million in 2012 was primarily due to three non-recurring items recognized in 2012 related to the ING Direct acquisition. We recognized a bargain purchase gain of $594 million related to the ING Direct acquisition and an income of $162 million from the sale of Visa stock shares during the first quarter of 2012, which was partially offset by a derivative loss of $78 million recognized in the first quarter of 2012 related to the interest rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition.

The Other category shifted to net income from continuing operations of $6 million in 2012, from a net loss of $428 million in 2011. The increase is primarily related to the three non-recurring items described above.

CONSOLIDATED BALANCE SHEETS ANALYSIS

Total assets of $297.0 billion as of December 31, 2013 decreased by $15.9 billion, or 5%, from $312.9 billion as of December 31, 2012. Total liabilities of $255.3 billion as of December 31, 2013, decreased by $17.1 billion, or 6%, from $272.4 billion as of December 31, 2012. Stockholders’ equity increased by $1.2 billion to $41.7 billion as of December 31, 2013. The increase in stockholders’ equity was primarily attributable to our net income of $4.2 billion for 2013, which was partially offset by an other comprehensive loss of $1.6 billion, largely attributable to an increase in interest rates in the second half of 2013 that reduced the fair value of our investment securities classified as available for sale and resulted in net unrealized losses.

Following is a discussion of material changes in the major components of our assets and liabilities during 2013. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our ability to manage liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Investment Securities

Our investment portfolio consists primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies (“Agency”); Agency and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”) and other investments. The carrying value of our investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 77% of our total investment securities portfolio as of December 31, 2013 and 2012.

Our investment security portfolio includes securities available for sale as well as securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We report securities available for sale in our consolidated balance sheets at fair value with unrealized gains and losses recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value generally consists of amortized cost. For securities transferred from available for sale to held to maturity, carrying value also includes unrealized gains and losses recognized in AOCI at the date of transfer. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

During 2013, the fair value of our investment portfolio decreased by $3.0 billion, or 5% from $64.0 billion as of December 31, 2012 to $61.0 billion as of December 31, 2013. The fair value of our securities available for sale portfolio was $41.8 billion as of December 31, 2013, a $22.2 billion decrease from $64.0 billion as a December 31, 2012. This decrease was primarily driven by the transfer of securities available for sale to securities held to maturity with a fair value of $18.3 billion as of the date of the transfer. We transferred these securities to held to maturity in consideration of changes to regulatory capital requirements under the final Basel III capital standards, and to reduce the impact of price volatility on AOCI. The transferred securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer. Excluding the change on the held to maturity securities subsequent to the transfer, the fair value of our securities decreased $4 billion in 2013 driven by the rise in interest rates and normal portfolio activity.

During 2012, our portfolio of investment securities available for sale increased by $25.2 billion, or 65%. The increase was primarily attributable to the acquisition of ING Direct investment securities of $30.2 billion as of the acquisition date, which was partially offset by the sale of investment securities of approximately $16.9 billion. We recorded a net gain of $45 million from the sale of these securities.

We had gross unrealized gains of $799 million and gross unrealized losses of $631 million on available-for sale investment securities as of December 31, 2013, compared with gross unrealized gains of $1.2 billion and gross unrealized losses of $120 million as of December 31, 2012. The increase in gross unrealized losses in 2013 was primarily driven by higher interest rates. Of the $631 million in gross unrealized losses as of December 31, 2013, $109 million related to securities that had been in a loss position for more than 12 months.

Table 10 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of December 31, 2013, 2012 and 2011.

Table 10: Investment Securities

	December 31,
	2013		2012		2011
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury debt obligations	$831	$833	$1,548	$1,552	$115	$124
U.S. Agency debt obligations	1	1	301	302	131	138
Corporate debt securities guaranteed by U.S. government agencies	1,282	1,234	1,003	1,012	—	—
RMBS:
Agency	21,572	21,479	39,408	40,002	24,980	25,488
Non-agency	3,165	3,600	3,607	3,871	1,340	1,162

Total RMBS	24,737	25,079	43,015	43,873	26,320	26,650

CMBS:
Agency	4,262	4,198	6,045	6,144	697	711
Non-agency	1,854	1,808	1,425	1,485	459	476

Total CMBS	6,116	6,006	7,470	7,629	1,156	1,187

Other ABS(1)	7,123	7,136	8,393	8,458	10,119	10,150
Other securities(2)	1,542	1,511	1,120	1,153	462	510

Total investment securities available for sale	$41,632	$41,800	$62,850	$63,979	$38,303	$38,759

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
RMBS:
Agency	$17,443	$17,485	$—	$—	$—	$—
CMBS:
Agency	1,689	1,700	—	—	—	—
Other ABS(1)	—	—	9	9	—	—

Total investment securities held to maturity	$19,132	$19,185	$9	$9	$—	$—

(1)	The ABS collateralized by credit card loans constituted of approximately 65% and 64% of the other ABS portfolio, as of December 31, 2013 and 2012, respectively, and ABS collaterized by auto dealer floor plan inventory loans and leases constituted approximately 15% and 18% of the other ABS portfolio, as of December 31, 2013 and 2012, respectively. Approximately 87% of the securities in our other ABS portfolio were rated AAA or its equivalent as of December 31, 2013, compared with 82% as of December 31, 2012.
(2)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the CRA.

We provide information on OTTI losses recognized in earnings on our investment securities above under “Consolidated Results of Operations—Non-Interest Income.”

Credit Ratings

Our portfolio of investment securities continues to be concentrated in securities that generally have low credit risk and high credit ratings, such as securities issued and guaranteed by the U.S. Treasury and other government sponsored enterprises or agencies. Approximately 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of both December 31, 2013 and 2012, while approximately 5% and 6% was below investment grade as of December 31, 2013 and 2012, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 11 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other asset-backed securities and other securities in our portfolio as of December 31, 2013 and 2012.

Table 11: Non-Agency Investment Securities Credit Ratings

	December 31,
	2013				2012
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,165	—%	4%	96%	$3,607	—%	5%	95%
Non-agency CMBS	1,854	99	1	—	1,425	97	3	—
Other asset-backed securities	7,123	87	12	1	8,393	82	17	1
Other securities(1)	1,542	9	82	9	1,120	67	24	9

(1)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the CRA.

For additional information on our investment securities, see “Note 3—Investment Securities.”

Loans Held for Investment

Total loans that we manage consist of held for investment loans recorded on our consolidated balance sheets and loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 12 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of December 31, 2013 and 2012.

Table 12: Net Loans Held for Investment

	December 31,
	2013			2012
(Dollars in millions)	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$81,305	$3,214	$78,091	$91,755	$3,979	$87,776
Consumer Banking	70,762	752	70,010	75,127	711	74,416
Commercial Banking	45,011	338	44,673	38,820	433	38,387
Other	121	11	110	187	33	154

Total	$197,199	$4,315	$192,884	$205,889	$5,156	$200,733

Period-end loans held for investment decreased by $8.7 billion, or 4%, in 2013, to $197.2 billion as of December 31, 2013, from $205.9 billion as of December 31, 2012. The decrease was due in part to the transfer of the Best Buy loan portfolio of $7 billion at the date of transfer to the loans held for sale in the first quarter of 2013, which were further sold in the third quarter of 2013. In addition to the Portfolio Sale, period-end loans held for investment decreased due to expected run-off of certain other credit card loans acquired in the 2012 U.S. card acquisition and continued expected run-off of installment loans in our Credit Card business and home loans in our Consumer Banking business. The paydowns and run-off of card balances were partially offset by growth in certain segments of our Credit Card business, higher period-end auto loan balances due to the continued high volume of auto loan originations and strong loan originations in our commercial and industrial and commercial real estate loan portfolios.

We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile” and in “Note 4—Loans.”

Loans Held for Sale

Loans held for sale, which are carried at lower of cost or fair value, increased to $218 million as of December 31, 2013, from $201 million as of December 31, 2012. We provide additional information for loans held for sale in “Note 4—Loans.”

Customer Deposits

Our customer deposits have become our largest source of funding for our operations, providing a sizable and consistent source of low-cost funds. Total customer deposits decreased by $8.0 billion to $204.5 billion as of December 31, 2013, from $212.5 billion as of December 31, 2012, reflecting our scaling back of deposit growth in the current environment of relatively low overall loan growth. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Securitization debt obligations decreased by $1.1 billion during 2013 to $10.3 billion as of December 31, 2013, from $11.4 billion as of December 31, 2012. The decrease was driven by maturities and repurchases totaling $3.3 billion, partially offset by the issuance of $2.2 billion of credit card securitization debt during 2013.

Other Debt

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including Federal Home Loan Bank (“FHLB”) advances, but excluding securitized debt obligations, totaled $30.4 billion as of December 31, 2013, of which $16.2 billion represented short-term borrowings and $14.2 billion represented long-term debt. Other debt decreased by $8.1 billion in 2013 from a total of $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

The decrease in other debt was primarily attributable to our redemption of $3.65 billion junior subordinated debt in connection with our redemption of outstanding trust preferred securities in the first quarter of 2013, as well as net maturities of FHLB advances of $4.6 billion during 2013. The above decreases were partially offset by the issuance of $2.0 billion unsecured senior notes during 2013. We provide additional information on our borrowings in “Note 9—Deposits and Borrowings.”

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

The aggregate reserves for all three subsidiaries totaled $1.2 billion as of December 31, 2013, compared with $899 million as of December 31, 2012.

The table below summarizes changes in our representation and warranty reserves in 2013 and 2012.

Table 13: Changes in Representation and Warranty Reserve

	Year Ended December 31,
(Dollars in millions)	2013	2012
Representation and warranty repurchase reserve, beginning of period(1)	$899	$943
Provision for mortgage representation and warranty losses(2)	309	349
Net realized losses	(36)	(393)

Representation and warranty repurchase reserve, end of period(1)	$1,172	$899

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)	The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of non-interest income was a benefit of $24 million in 2013, compared with a loss of $42 million in 2012. The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of discontinued operations totaled $333 million in 2013 and $307 million in 2012.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2013, is approximately $2.6 billion, a decline from our estimate of $2.7 billion as of December 31, 2012. The estimate as of December 31, 2013 covers all reasonably possible losses relating to representation and warranty claim activity.

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries, in “Note 20—Commitments, Contingencies, Guarantees, and Others.”

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

In the ordinary course of business, we are involved in various types of arrangements with limited liability companies, partnerships or trusts that often involve special purpose entities and variable interest entities (“VIE”). Some of these arrangements are not recorded on our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the arrangements, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements may expose us to potential losses in excess of the amounts recorded in the consolidated balance sheets. Our involvement in these arrangements can take many forms, including securitization and servicing activities, the purchase or sale of mortgage-backed or other asset-backed securities in connection with our home loan portfolio and loans to VIEs that hold debt, equity, real estate or other assets.

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $3.4 billion and $0.5 billion, respectively, as of December 31, 2013, and our maximum exposure to loss was $3.9 billion as of December 31, 2013. We provide a discussion of our activities related to these VIEs in “Note 6—Variable Interest Entities and Securitizations.”

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

We also disclose a Tier 1 common ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. While there is currently no mandated minimum or “well capitalized” standard for the Tier 1 common ratio, the Federal Reserve, the OCC and the FDIC (collectively, the U.S. federal banking agencies) recently finalized a new capital rule (the “Final Rule”) that implements the Basel III capital accord developed by the Basel Committee and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements. The new capital framework establishes a new minimum Common Equity Tier 1 capital ratio that will be phased-in starting in 2014 for bank holding companies subject to the “Advanced” risk-based capital rules adopted by the U.S. federal banking agencies (“Advanced Approaches”). The Final Rule also increases some of the thresholds for the PCA capital categories and adds, effective January 1, 2015, the new Common Equity Tier 1 capital ratio to the PCA regulations.

We disclose a non-GAAP TCE ratio in “Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I.”

Table 14 provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of December 31, 2013 and 2012.

Table 14: Capital Ratios Under Basel I(1)

	December 31, 2013			December 31, 2012
	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:
Tier 1 common(2)	12.23%	N/A	N/A	10.96%	N/A	N/A
Tier 1 risk-based capital(3)	12.61	4.00%	6.00%	11.34	4.00%	6.00%
Total risk-based capital(4)	14.73	8.00	10.00	13.56	8.00	10.00
Tier 1 leverage(5)	10.10	4.00	N/A	8.66	4.00	N/A
Capital One Bank (USA) N.A.:
Tier 1 risk-based capital(3)	11.52%	4.00%	6.00%	11.32%	4.00%	6.00%
Total risk-based capital(4)	14.95	8.00	10.00	14.74	8.00	10.00
Tier 1 leverage(5)	10.26	4.00	5.00	10.43	4.00	5.00
Capital One, N.A:
Tier 1 risk-based capital(3)	12.73%	4.00%	6.00%	13.59%	4.00%	6.00%
Total risk-based capital(4)	13.82	8.00	10.00	14.85	8.00	10.00
Tier 1 leverage(5)	9.00	4.00	5.00	9.15	4.00	5.00

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.” See “MD&A—Supplemental Tables—Table F: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I” for additional information.
(2)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(3)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

Our Tier 1 common ratio, as calculated under capital standards and regulations based on the international capital framework commonly known as Basel I, increased to 12.23% as of December 31, 2013, up from 10.96% as of December 31, 2012. The increase in our Tier 1 common ratio reflected strong internal capital generation from earnings. We realized the full benefit of the reduction in risk weighted assets from the Portfolio Sale, which was offset by the decline in capital level from the $1 billion repurchase of our common stock in the second half of 2013. We exceeded minimum capital requirements and would meet the “well capitalized” ratio levels specified under PCA for Tier 1 risk-based capital and total risk-based capital under Federal Reserve capital standards for bank holding companies as of December 31, 2013 and 2012. The Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well capitalized” under PCA requirements as of December 31, 2013.

Recent Developments in Capital Requirements

As described above, the U.S. federal banking agencies recently adopted the Final Rule, which increases the minimum capital that we and other institutions are required to hold. Prior to being revised in the Final Rule, the minimum risk-based capital requirements adopted by the U.S. federal banking agencies followed Basel I as noted in Table 14 above and the Advanced Approaches for applicable banks and bank holding companies. Currently, we are subject to Basel I and are in the Advanced Approaches qualification process but are not formally subject to its capital requirements.

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

Basel III Standardized Common Equity Tier 1 capital under the Final Rule includes additional adjustments and deductions not included in Basel I Tier 1 common capital, such as the inclusion of accumulated other comprehensive income from available for sale securities, and the deduction of assets related to defined benefit pension and other post-retirement employee benefit plans.

The following table compares our Tier 1 common capital and risk weighted assets as of December 31, 2013, calculated under Basel I, to our estimated Common Equity Tier I capital and risk weighted assets as of December 31, 2013, calculated under Basel III Standardized, as it applies on January 1, 2014, January 1, 2015 and when fully phased-in. Our estimate of the Common Equity Tier 1 capital ratio under Basel III Standardized is a non-GAAP financial measure. However, we believe this measure provides useful information to investors and others by measuring our progress against regulatory capital standards that will be applicable to the Company beginning in 2014. See the table and notes below for further discussion on our interpretations, expectations and assumptions used in calculating this ratio.

Table 15: Estimated Common Equity Tier 1 Capital Ratio Under Basel III Standardized

	December 31, 2013
(Dollars in millions, except ratio)	2014 Phase-In	2015 Phase-In	Full Phase-In
Tier 1 common capital under Basel I rules	$27,487	$27,487	$27,487
Adjustments related to AOCI for securities available for sale and defined benefit pension plans(1)	(175)	(350)	(875)
Adjustments related to PCCR intangible(1)	(134)	(402)	(1,207)
Other adjustments(1)(2)	305	230	5

Estimated Common Equity Tier 1 capital under Basel III Standardized	$27,483	$26,965	$25,410

Risk-weighted assets under Basel I rules	$224,671	$224,671	$224,671
Adjustments for Basel III Standardized(3)	210	7,979	7,805

Estimated risk-weighted assets adjusted for Basel III Standardized	$224,881	$232,650	$232,476

Estimated Common Equity Tier 1 capital ratio under Basel III Standardized(4)	12.2%	11.6%	10.9%

(1)	Adjustments are phased in at 20% for 2014, at 40% for 2015, and at 100% for 2018 and beyond.
(2)	Other adjustments are related to disallowed deferred tax assets from net operating losses and tax credit carry forwards, mortgage servicing rights and other intangibles net of associated deferred tax liabilities.
(3)	Adjustments to Basel I risk weighted assets include higher risk weights for 90 days or more past due exposures, high volatility commercial real estate, securitization exposures and corresponding adjustments to PCCR intangibles, deferred tax assets and certain other assets in the calculation of Common Equity Tier 1 capital under Basel III Standardized.
(4)	Calculated by dividing Estimated Common Equity Tier 1 capital under Basel III Standardized by estimated risk-weighted assets adjusted for Basel III Standardized.

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

Capital Planning and Regulatory Stress Testing

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as “Comprehensive Capital Analysis and Review” or “CCAR”). Under the rules, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress.

On September 24, 2013, the Federal Reserve released an interim final rule that stated, for the first time, that the 2014 CCAR cycle will require us to meet Basel III Standardized capital requirements, with appropriate phase-in provisions applicable to Advanced Approaches institutions during the CCAR planning horizon, under the supervisory severely adverse stress scenario in addition to the capital plan rule’s Tier 1 common ratio using Basel I definitions. See “Recent Developments in Capital Requirements” above for more information regarding Basel

III Standardized capital ratios. In November 2013, the Federal Reserve issued supervisory economic stress scenarios for the 2014 CCAR cycle. We submitted our 2014 capital plan to the Federal Reserve on January 6, 2014. Any proposed capital actions for the second quarter of 2014 through the first quarter of 2015 must be approved as part of the 2014 CCAR cycle.

We consider various factors in the management of capital, including the impact of stress on our capital position, as determined by both our internal modeling and Federal Reserve modeling of our capital position in CCAR. In the 2013 stress test cycle, including CCAR, there was a large difference between our estimates of our capital levels under stress and the Federal Reserve’s estimates of our capital levels under stress. In the 2014 stress test cycle, including CCAR, the difference could be larger because, in addition to using its own assumptions in modeling credit losses and pre-provision net revenue, the Federal Reserve will use its own assumptions in modeling balance sheet size and composition. This modeling creates additional differences between our internal models and those of the Federal Reserve in the estimation of both credit losses and pre-provision net revenue. Therefore, although our estimated capital levels under stress suggest that we have substantial capacity to return capital to shareholders and remain well capitalized under stress, it is possible that the Federal Reserve’s modeling may result in a materially lower capacity to return capital to shareholders than our estimates.

Dividend Policy and Stock Purchases

We paid common stock dividends of $0.05 per share in the first quarter, and $0.30 per share in the second, third and fourth quarter in 2013. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our 6.00% fixed rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”) in each of the four quarters in 2013. On January 29, 2014, our Board of Directors declared a quarterly dividend of $0.30 per share, payable February 21, 2014 to stockholders of record as of February 10, 2014, and a quarterly dividend of $15.00 per share of Series B Preferred Stock. Each outstanding share of the Series B Preferred Stock is represented by depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock. The dividend of $15.00 per share (equivalent to $0.375 per outstanding depository share) will be paid on March 3, 2014 to stockholders of record at the close of business on February 14, 2014.

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $2.3 billion and $127 million, respectively, as of December 31, 2013.

There can be no assurance that we will declare and pay any dividends. For additional information on dividends, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds”.

In the third quarter, we began executing the 2013 Stock Repurchase Program and we completed the 2013 Stock Repurchase Program in the fourth quarter.

RISK MANAGEMENT

Risk Framework

We use a risk framework to manage risk. We execute against our risk management framework with the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The “First Line of Defense” is comprised of the business areas that through their day-to-day business activities take risk on our behalf. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure. The “Second Line of Defense” provides oversight of first line risk taking and management, and is comprised of our Risk Management organization and other staff control functions. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks. The second line is both an ‘expert advisor’ to the first line and an ‘effective challenger’ of first line risk activities. The “Third Line of Defense” is comprised of our Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and its governance processes are well-designed and working as intended. Our risk framework, which is built around governance, processes and people, consists of the following eight key elements:

Establish governance processes, accountabilities, and risk appetites

The “starting point” of our risk framework is the establishment of governance processes, accountabilities and appetites. Our Board of Directors and senior management establish the tone at the top regarding the importance of internal control, including standards of conduct and the integrity and ethical values of the company. Management reinforces the expectations at the various levels of the organization. This portion of the framework sets the foundation for the methods that govern risk taking, the interactions within and among the lines of defense and the risk appetites and tolerances.

Identify and assess risks and ownership

Identifying and assessing risks and ownership is the beginning of the more detailed day-to-day process of managing risk. This portion of the framework clarifies the importance of strong first-line management and accountability for identifying and assessing risk while specifying the roles of the second line to identify and assess risk, particularly when taking on new initiatives.

Develop and operate controls, monitoring and mitigation plans

We develop, operate and monitor controls to manage risk within tolerance levels. The first line develops controls to oversee and manage identified risks. Controls may prevent risks from occurring (e.g., ensuring compliance with a law or regulation), discover when a risk has been realized, or measure the amount of risk being taken so that the amount may be proactively managed. Whenever possible, plans are implemented to mitigate risks or reduce them to lower levels to reduce exposure. The first line leads mitigation, control and monitoring actions. The second line is a consultant on control design when needed.

Test and detect control gaps and perform corrective action

While the first line is principally accountable for taking, controlling and monitoring risk, the second line oversees and monitors first line risk taking, including the effectiveness of first line controls, and the third line independently tests first and second line controls. These activities provide the second and third lines of defense with the ability to reduce the likelihood of unauthorized or unplanned risk taking within the organization. Identified control gaps are closed by first line corrective action.

Escalate key risks and gaps to executive management, and when appropriate the Board of Directors

Escalation is an important component of our overall Risk Framework. Use of escalation is encouraged and doesn’t necessarily indicate a failure on the part of first, second or third line risk management. Through escalation in the first line, decisions requiring judgment can be raised to executives who have the broadest possible context and experience to make challenging choices. Escalation in the second and third lines of defense can also demonstrate part of their core responsibilities of effective challenge. Risks are escalated to the Board of Directors to ensure alignment with high risk decisions and/or transparency to the largest risks facing the organization and to enable Board of Directors engagement when needed.

Calculate and allocate capital in alignment with risk management and measurement processes (including stress testing)

Capital is held to protect the company from unforeseen risks or unexpected risk severity. As such, it is important that capital planning processes be well linked with risk management practices to ensure the appropriate capital protections are in place for the safety and soundness of the company. Stress testing and economic capital measurement, both of which incorporate inputs from across the risk spectrum, are key tools for evaluating our capital position and risk adjusted returns.

Support with the right culture, talent and skills

The right culture, talent and skills are critical to effective risk management. The activities and actions specified in our Risk Framework are supported with the right culture to ensure that both the spirit and the letter of the risk management action are pursued. Skills necessary to effectively manage risk are reinforced through performance management systems. When needed, risk talent is augmented through recruitment of industry experts as well as training and development of internal associates.

Enabled by the right data, infrastructure and systems

Data, infrastructure and programs are key enablers of our overall risk management processes and practices. These core requirements enable effective risk modeling, efficient first, second and third line risk activity performance and cross-line interaction. In addition, effective program design of each risk category is regularly assessed to ensure risk practices continue to evolve with leading industry practice and continue to interact across categories as desired for a strong overall risk management program.

Risk Appetite

Risk appetite refers to the level of risk our business is willing to take in pursuit of our corporate business objectives.The Board of Directors approves our risk appetite including specific risk limits where applicable. While first line executives manage risk on a day-to-day basis, the Chief Risk Officer provides effective challenge and independent oversight to ensure that risks are within the appetite and specific limits established by the Board of Directors. The Chief Risk Officer reports to the Board of Directors regularly on the nature and level of risk across all eight risk categories. In addition to his broader management responsibilities, our Chief Executive Officer is responsible for developing the strategy and mission of our organization, determining and leading our culture, and reviewing and providing input into our risk appetite.

We have a defined Enterprise Risk Appetite Statement, which governs and embraces the overall tenets of our risk management culture. The Enterprise Risk Appetite Statement sets the tone for how our Board of Directors and our company approach risk, supports our mission, values, and strategic imperatives

We have a defined risk appetite for each of our eight risk categories that is approved by our Board of Directors. Stated risk appetites define the parameters for taking and accepting risks and are used by management and our

Board of Directors to make business decisions. We communicate risk appetite statements, limits and thresholds to the appropriate levels in the organization and monitor adherence.

Risk Categories

We apply our Risk Framework to protect our company from the eight major categories of risk that we are exposed to through our business activities. Our eight major categories of risk are:

•	Compliance Risk: Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules, or regulations. Compliance risk can also arise from nonconformance with prescribed practices, internal policies and procedures, contractual obligations, or ethical standards that reinforce those laws, rules, or regulations;

•	Credit Risk: Credit risk is the risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed;

•	Legal Risk: Legal risk represents the risk of material adverse impact due to: new and changed laws and regulations; interpretations of law; drafting, interpretation and enforceability of contracts; adverse decisions or consequences arising from litigation or regulatory scrutiny; the establishment, management and governance of our legal entity structure; and the failure to seek or follow appropriate Legal counsel when needed;

•	Liquidity Risk: Liquidity risk is the risk that the Company will not be able to meet its future financial obligations as they come due, or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time period;

•	Market Risk: Market risk is the risk that an institution’s earnings or the economic value of equity could be adversely impacted by changes in interest rates, foreign exchange rates, or other market factors;

•	Operational Risk: Operational risk is the risk of loss, capital impairment, adverse customer experience, or reputational impact resulting from failure to comply with policies and procedures, inadequate or failed internal processes or systems, or from external events;

•	Reputation Risk: Reputation Risk is the risk to market value, recruitment and retention of talented associates and maintenance of a loyal customer base due to the negative perceptions of Capital One’s internal and external constituents regarding Capital One’s business strategies and activities; and

•	Strategic Risk: Strategic risk is the risk that Capital One fails to achieve short and long-term business objectives because we fail to develop the products, capabilities, and competitive position necessary to attract consumers, beat competitors and withstand market volatility. The result is a failure to deliver long term returns expected by stakeholders.

Below we provide an overview of how we manage our eight primary risk categories.

Compliance Risk Management

We recognize that compliance requirements for financial institutions are increasingly complex and that there are heightened expectations from our regulators and our customers. In response, we continuously evaluate the regulatory environment and pro-actively adjust our compliance risk program to fully address these expectations.

Our Compliance Management Program establishes expectations for determining compliance requirements, assessing the risk of new product offerings, creating appropriate controls and training to address requirements, monitoring for control performance, and independently testing for adherence to compliance requirements.

Business areas incorporate compliance requirements and controls into their business policies, standards, processes and procedures. They regularly monitor and report on the efficacy of their compliance controls and Corporate Compliance periodically independently tests to validate the effectiveness of business controls.

Credit Risk Management

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

Our credit policies establish standards in five areas: customer selection, underwriting, monitoring, remediation, and portfolio management. The standards in each area provide a framework comprising specific objectives and control processes. These standards are supported by detailed policies and procedures for each component of the credit process. Starting with customer selection, our goal is to generally provide credit on terms that generate above hurdle returns. We use a number of quantitative and qualitative factors to manage credit risk, including setting credit risk limits and guidelines for each of our lines of business. We monitor performance and forecasts relative to these guidelines and report results and any required mitigating actions to appropriate senior management committees and our Board of Directors.

Legal Risk Management

The General Counsel provides legal evaluation and guidance to the enterprise and business areas and partners with other risk management functions such as Compliance and Internal Audit. This evaluation and guidance is based on an assessment of the type and degree of legal risk associated with the internal business area practices and activities and of the controls the business has in place to mitigate legal risks.

Liquidity Risk Management

We seek to mitigate liquidity risk strategically and tactically. From a strategic perspective, we have acquired and built deposit gathering businesses and significantly reduced our loan to deposit ratio. From a tactical perspective, we have accumulated a sizeable liquidity reserve comprising cash, high-quality, unencumbered securities, and committed collateralized credit lines. This combination of funding and liquidity sources facilitates a diverse access to multiple markets and liquidity sources.

We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation in both idiosyncratic and market wide liquidity stress scenarios. Management reports liquidity metrics to appropriate senior management committees and our Board of Directors no less than quarterly. We continuously monitor market and economic conditions to evaluate emerging stress conditions with assessment and appropriate action plans in accordance with our Liquidity Contingency Plan.

Market Risk Management

We recognize that interest rate and foreign exchange risk is inherent in the business of banking due to the nature of the assets and liabilities of banks. Banks typically manage the trade-off between near-term earnings volatility and market value volatility by targeting moderate levels of each. In addition to using industry accepted techniques to analyze and measure interest rate and foreign exchange risk, we perform sensitivity analysis to identify our risk exposures under a broad range of scenarios. Investment securities and derivatives are the main levers for the management of interest rate and foreign exchange risk.

We manage market risk exposure, which is principally driven by balance sheet interest rate risk, centrally and establish quantitative limits to control our exposure. Market risk is inherent in the financial instruments associated with our business operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives.

The market risk positions of our banking entities and our total company are calculated separately and in total and are reported in comparison to pre-established limits to the Asset Liability Committee monthly and to the Risk Committee of the Board of Directors no less than quarterly. Management is authorized to utilize financial instruments as outlined in our policy to actively manage market risk exposure.

Operational Risk Management

We recognize the criticality of managing operational risk on a day-to-day basis and have expanded our approach to operational risk management based on the growth and complexity of the company. We have appropriate operational risk management policy, standards, processes and tools to enable the delivery of high quality and consistent customer and client experiences. The Operational Risk Management Program establishes requirements and control processes that assure certain consistent practices in the management of operational risk and provides transparency to the corporate operational risk profile. Operational risk practices are currently being aligned with Basel II AMA (“Advanced Measurement Approach”) requirements.

Reputation Risk Management

We recognize that reputation risk is of particular concern for financial institutions as a result of the aftermath of the financial crisis and economic downturn, which has resulted in increased scrutiny and widespread regulatory changes. We manage both strategic and tactical reputation issues and build our relationships with the government, media, consumer advocates, and other constituencies to help strengthen the reputations of both our company and industry. Our actions include implementing pro-consumer practices in our business and taking public positions in support of better consumer practices in our industry. Day to day activities are controlled by the frameworks set forth in the Reputation Risk Management Policy and other risk management policies.

Strategic Risk Management

We recognize that maintaining a strong capital position is essential to our business strategy and competitive position. We also recognize that regulatory and market expectations for the amount and quality of capital are rising. Understanding and managing risks to our capital position is an underlying objective of all our risk programs. The Chief Executive Officer develops an overall corporate strategy and leads alignment of our entire organization with this strategy through the definition of strategic imperatives and top-down communication. The Chief Executive Officer and other senior executives spend significant time throughout our entire company sharing our corporate strategy and related business strategies and connecting them to day-to-day associate activities to enable effective execution.

CREDIT RISK PROFILE

Our loan portfolio accounts for the substantial majority of our credit risk exposure. These activities are also governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.

We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, foreign exchange transactions, and customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 10—Derivative Instruments and Hedging Activities.”

Primary Loan Products

We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial loans.

•	Credit cards: We originate both prime and subprime credit cards through a variety of channels. Our credit cards generally have variable interest rates. Credit card accounts are underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to a further analysis using a variety of stress conditions. Underwriting decisions are generally based on credit bureau information, including payment history, debt burden and credit scores, such as FICO, and on other factors, such as applicant income. We maintain a credit card securitization program and selectively sell charged-off credit card loans. Prior to February 1, 2013, we had not securitized any credit card loans since 2009.

•	Auto loans: We originate both prime and subprime auto loans. Customers are acquired through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates and loan terms of 72 months or less. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated debt-to-income ratio, and credit bureau information, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We generally retain all of our auto loans, though we have securitized auto loans and sold charged-off auto loans in the past and may do so in the future.

•	Home loans: Most of the existing home loans in our loan portfolio were originated by banks we acquired. The underwriting standards for these loans were less restrictive than our current underwriting standards. Currently, we originate residential mortgage and home equity loans through our branches, direct marketing, and dedicated home loan officers. Our home loan products include conforming and non-conforming fixed rate and adjustable rate mortgage loans, as well as first and second lien home equity loans and lines of credit. In general, our underwriting policy limits for these loans include: (1) a maximum LTV ratio of 80% for loans without mortgage insurance; (2) a maximum LTV ratio of 95% for loans with mortgage insurance or for home equity products; (3) a maximum debt-to-income ratio of 50%; and (4) a maximum loan amount of $3.0 million. Our underwriting procedures are intended to verify the income of applicants and obtain appraisals to determine home values. We may, in limited instances, use automated valuation models to determine home values. Our underwriting standards for conforming loans are designed to meet the underwriting standards required by the agencies at a minimum, and we sell most of our conforming loans to the agencies. We generally retain non-conforming mortgages and home equity loans and lines of credit.

•	Commercial loans. We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market industrial and service companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, LTV ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees (if any) and current market conditions. Although we generally retain commercial loans, we may syndicate large positions for risk mitigation purposes. In addition, we have sold impaired commercial loans in the past and may do so in the future.

Loan Portfolio Composition

Our total loan portfolio consists of loans held for investment, loans held for sale and loans underlying our securitization trust. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 16 presents the composition of our portfolio of loans held for investment, by business segments, as of December 31, 2013 and 2012. Table 16 also displays Acquired Loans. See the discussion of “Loans Acquired” below in this section for further information. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $218 million and $201 million as of December  31, 2013 and 2012, respectively.

Table 16: Loan Portfolio Composition

	December 31, 2013				December 31, 2012
(Dollars in millions)	Loans	Acquired Loans	Total(1)	% of Total	Loans	Acquired Loans	Total(1)	% of Total
Credit Card:
Credit card loans:
Domestic credit card loans	$72,871	$61	$72,932	37.0%	$82,058	$270	$82,328	40.0%
International credit card loans	8,050	—	8,050	4.1	8,614	—	8,614	4.2

Total credit card loans	80,921	61	80,982	41.1	90,672	270	90,942	44.2

Installment loans:
Domestic installment loans	321	2	323	0.1	795	18	813	0.4

Total credit card	81,242	63	81,305	41.2	91,467	288	91,755	44.6

Consumer Banking:
Auto	31,852	5	31,857	16.2	27,106	17	27,123	13.2
Home loan	7,098	28,184	35,282	17.9	7,697	36,403	44,100	21.4
Retail banking	3,587	36	3,623	1.8	3,870	34	3,904	1.9

Total consumer banking	42,537	28,225	70,762	35.9	38,673	36,454	75,127	36.5

Commercial Banking:(2)
Commercial and multifamily real estate	20,666	84	20,750	10.5	17,605	127	17,732	8.6
Commercial and industrial	23,131	178	23,309	11.8	19,660	232	19,892	9.7

Total commercial lending	43,797	262	44,059	22.3	37,265	359	37,624	18.3

Small-ticket commercial real estate	952	—	952	0.5	1,196	—	1,196	0.5

Total commercial banking	44,749	262	45,011	22.8	38,461	359	38,820	18.8

Other:
Other loans	121	—	121	0.1	154	33	187	0.1

Total loans held for investment	$168,649	$28,550	$197,199	100.0%	$168,755	$37,134	$205,889	100.0%

(1)	We had a net unamortized premium on purchased loans of $234 million and $461 million as of December 31, 2013 and December 31, 2012, respectively.
(2)	Includes construction loans and land development loans totaling $2.0 billion as of December 31, 2013 and $2.1 billion as of December 31, 2012.

Credit Card accounted for $81.3 billion, or 41%, of our total loan portfolio as of December 31, 2013, compared with $91.8 billion, or 45% as of December 31, 2012. We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom. Because of the diversity of our credit card products and national marketing approach, no single geographic concentration exists within the credit card portfolio.

Consumer Banking accounted for $70.8 billion, or 36%, of our loan portfolio as of December 31, 2013, compared with $75.1 billion, or 37%, of our loan portfolio as of December 31, 2012. The auto portfolio is originated primarily on a national basis, with additional originations through our retail branch network. The home loan portfolio is concentrated in California, New York, Illinois, Maryland, New Jersey, Virginia, and Florida which reflects the characteristics of the ING Direct portfolio that comprises the majority of our home loans. Retail banking includes small business loans and other consumer lending products originated through our branch network.

Commercial Banking represented $45.0 billion, or 23%, of our loan portfolio as of December 31, 2013, compared with $38.8 billion, or 19%, as of December 31, 2012. We operate our Commercial Banking business primarily in geographic regions where we maintain retail bank branches. Accordingly, the portfolio is concentrated in New York, Louisiana and Texas, which represent our largest retail banking markets. Our small-ticket commercial real estate portfolio, which was originated on a national basis through a broker network, is in a run-off mode.

We provide additional information on the geographic concentration, by loan category, of our loan portfolio in “Note 4—Loans.”

Loans Acquired in Business Acquisitions

As noted above, our portfolio of loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value as of the date of each acquisition. We elect to account for purchased loans using the guidance for accounting for purchased credit-impaired loans, which is based on expected cash flows, unless specifically scoped out of the guidance.

See “Note 1—Summary of Significant Accounting Policies—Loans” for additional information on our accounting for loans, including purchased loans. See “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses” for additional information on the credit quality of our loan portfolio.

Loan Maturity Profile

Table 17 presents the maturities of loans in our held-for-investment portfolio as of December 31, 2013.

Table 17: Loan Maturity Schedule

	December 31, 2013
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)(2)	$2,841	$14,025	$9	$16,875
Consumer	682	23,968	14,413	39,063
Commercial	1,034	5,456	6,633	13,123
Other	—	—	25	25

Total fixed-rate loans	4,557	43,449	21,080	69,086

Variable rate:
Credit card(1)	64,400	30	—	64,430
Consumer(3)	14,260	13,539	3,900	31,699
Commercial	28,885	2,856	147	31,888
Other	80	7	9	96

Total variable-rate loans	107,625	16,432	4,056	128,113

Total loans	$112,182	$59,881	$25,136	$197,199

(1)	Due to the revolving nature of credit card loans, we report majority of our variable-rate credit card loans as due in one year or less. We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less. We assume that the rest of our remaining fixed-rate credit card loans will mature within one to three years.
(2)	Includes installment loans of $323 million as of December 31, 2013.
(3)	We report the maturity period for the home loans portfolio included in the Consumer Banking business based on the earlier of the next re-pricing or contractual maturity date of the loan.

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

As noted above, our Credit Card business accounted for $81.3 billion, or 41%, of our total loan portfolio as of December 31, 2013, with Domestic Card accounting for $73.3 billion, or 37%, of our total loan portfolio as of December 31, 2013. In comparison, our Credit Card business accounted for $91.8 billion, or 45%, of our total loan portfolio as of December 31, 2012, with Domestic Card accounting for $83.1 billion, or 40%, of our total loan portfolio as of December 31, 2012. Based on our most recent data, we estimate that approximately one-third of our Domestic Card portfolio had credit scores equal or below 660 or no score, based on loan balances, as of December 31, 2013, relatively consistent with the proportion of the Domestic Card portfolio with credit scores equal or below 660 or no score as of December 31, 2012.

We present information in the table below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. We also present adjusted credit quality metrics excluding impact from Acquired Loans that are accounted for based on estimated cash flows.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 18 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of December 31, 2013 and 2012. Table 18 also presents these metrics adjusted to exclude from the denominator Acquired Loans accounted for based on estimated cash flows expected to be collected over the life of the loans.

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

Table 18: 30+ Day Delinquencies

	December 31, 2013						December 31, 2012
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card and installment loans .	$2,514	3.43%	3.43%	$2,514	3.43%	3.43%	$3,001	3.61%	3.62%	$3,001	3.61%	3.62%
International credit card	299	3.71	3.71	367	4.56	4.56	308	3.58	3.58	387	4.49	4.49

Total credit card	2,813	3.46	3.46	2,881	3.54	3.55	3,309	3.61	3.62	3,388	3.69	3.70

Consumer Banking:
Auto	2,181	6.85	6.85	2,375	7.46	7.46	1,900	7.00	7.01	2,049	7.55	7.56
Home loan	55	0.16	0.78	323	0.91	4.55	59	0.13	0.77	380	0.86	4.94
Retail banking	25	0.69	0.70	52	1.44	1.46	30	0.76	0.77	81	2.07	2.09

Total consumer banking	2,261	3.20	5.32	2,750	3.89	6.47	1,989	2.65	5.14	2,510	3.34	6.49

Commercial Banking:
Commercial and multifamily real estate	29	0.14	0.14	64	0.31	0.31	140	0.79	0.79	248	1.40	1.41
Commercial and industrial	73	0.31	0.32	108	0.46	0.47	73	0.37	0.37	135	0.68	0.69

Total commercial lending	102	0.23	0.23	172	0.39	0.39	213	0.57	0.57	383	1.02	1.03

Small-ticket commercial real estate	8	0.79	0.79	11	1.17	1.17	33	2.74	2.74	43	3.60	3.60

Total commercial banking	110	0.24	0.25	183	0.41	0.41	246	0.63	0.64	426	1.10	1.11

Other:
Other loans	4	3.32	3.32	19	15.72	15.72	11	5.72	6.95	36	19.25	23.38

Total	$5,188	2.63%	3.08%	$5,833	2.96%	3.46%	$5,555	2.70%	3.29%	$6,360	3.09%	3.77%

(1)	Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.
(2)	Calculated by excluding Acquired Loans accounted for based on estimated cash flows from the denominator.

Table 19 presents an aging of 30+ day delinquent loans included in the above table.

Table 19: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$197,199	100%	$205,889	100.0%

Delinquency status:
30 – 59 days	$2,617	1.33%	$2,664	1.29%
60 – 89 days	1,344	0.68	1,440	0.70
90 + days	1,872	0.95	2,256	1.10

Total	$5,833	2.96%	$6,360	3.09%

Geographic region:
Domestic	$5,466	2.77%	$5,973	2.90%
International	367	0.19	387	0.19

Total	$5,833	2.96%	$6,360	3.09%

(1)	Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total held-for-investment loan portfolio, including Acquired Loans accounted for based on estimated cash flows.

Table 20 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of December 31, 2013, 2012 and 2011. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 20: 90+ Day Delinquent Loans Accruing Interest

(Dollars in millions)	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card	$1,283	1.58%	$1,510	1.65%	$1,196	1.84%
Consumer	2	—	1	—	5	0.01
Commercial	6	0.01	16	0.04	41	0.12

Total	$1,291	0.65%	$1,527	0.74%	$1,242	0.91%

Geographic region:(2)
Domestic	$1,195	0.60%	$1,427	0.69%	$1,047	0.77%
International	96	0.05	100	0.05	195	0.14

Total	$1,291	0.65%	$1,527	0.74%	$1,242	0.91%

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category, including Acquired Loans accounted for based on estimated cash flows as applicable.
(2)	Calculated by dividing loans in each geographic region by total period-end loans held for investment.

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

Table 21 presents comparative information on nonperforming loans, by loan category, as of December 31, 2013 and 2012, and the ratio of nonperforming loans to our total loans. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.

Table 21: Nonperforming Loans and Other Nonperforming Assets(1)(2)(3)

(Dollars in millions)	December 31, 2013		December 31, 2012
	Amount	% of Total HFI Loans	Amount	% of Total HFI Loans
Nonperforming loans held for investment:
Credit card:
International credit card	$88	1.10%	$100	1.16%

Total credit card	88	0.11	100	0.11

Consumer Banking:
Auto	194	0.61	149	0.55
Home loan	376	1.06	422	0.96
Retail banking	41	1.13	71	1.82

Total consumer banking	611	0.86	642	0.85

Commercial Banking:
Commercial and multifamily real estate	52	0.25	137	0.77
Commercial and industrial	93	0.40	133	0.67

Total commercial lending	145	0.33	270	0.72
Small-ticket commercial real estate	4	0.41	12	0.97

Total commercial banking	149	0.33	282	0.73

Other:
Other loans	19	15.83	30	15.85

Total nonperforming loans held for investment(4)	$867	0.44%	$1,054	0.51%

Other nonperforming assets:
Foreclosed property(5)	$113	0.06%	$204	0.10%
Other assets(6)	160	0.08	109	0.05

Total other nonperforming assets	273	0.14	313	0.15

Total nonperforming assets	$1,140	0.58%	$1,367	0.66%

(1)	The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans divided by the total outstanding unpaid principal balance of loans held for investment. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.
(2)	The nonperforming loan ratio, excluding Acquired Loans accounted for based on expected cash flows from the denominator, for home loan, total consumer banking, and total nonperforming loans held for investment was 5.29%, 1.44%, and 0.51%, respectively, as of December 31, 2013, compared with 5.48%, 1.66%, and 0.62%, respectively, as of December 31, 2012. The nonperforming asset ratio, excluding the impact of Acquired Loans accounted for based on expected cash flows was 0.63% and 0.71% as of December 31, 2013 and 2012, respectively.
(3)	We recognized interest income for loans classified as nonperforming of $40 million and $32 million in 2013 and 2012, respectively. Interest income foregone related to nonperforming loans was $55 million and $41 million in 2013 and 2012, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(4)	Nonperforming loans as a percentage of loans held for investment, excluding domestic credit card loans from the denominator, was 0.70% and 0.86% as of December 31, 2013 and 2012, respectively.
(5)	Includes foreclosed properties related to Acquired Loans of $68 million and $167 million as of December 31, 2013 and 2012, respectively.
(6)	Beginning in the third quarter of 2013, we began including the net realizable value of auto loans that have been charged-off as a result of a bankruptcy in addition to repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets. Prior period amounts have been adjusted to conform to current period presentation.

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

Table 22 presents our net charge-off amounts and rates, by business segment, in 2013, 2012 and 2011.

Table 22: Net Charge-Offs

(Dollars in millions)	Year Ended December 31,
	2013			2012			2011
	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card and installment loans	$2,904	4.08%	4.08%	$2,532	3.53%	3.54%	$2,522	4.72%	4.72%
International credit card	381	4.78	4.78	412	4.98	4.98	534	6.18	6.18

Total credit card	3,285	4.15	4.15	2,944	3.68	3.69	3,056	4.92	4.92

Consumer Banking:
Auto	546	1.85	1.85	414	1.66	1.66	334	1.72	1.72
Home loan	16	0.04	0.21	52	0.12	0.68	77	0.68	1.11
Retail banking	54	1.46	1.47	65	1.57	1.59	73	1.78	1.81

Total consumer banking	616	0.85	1.51	531	0.74	1.45	484	1.39	1.59

Commercial Banking:
Commercial and multifamily real estate	(8)	(0.04)	(0.04)	5	0.03	0.03	65	0.46	0.47
Commercial and industrial	15	0.07	0.07	8	0.04	0.04	41	0.27	0.27

Total commercial lending	7	0.02	0.02	13	0.04	0.04	106	0.36	0.37

Small-ticket commercial real estate	7	0.62	0.62	29	2.19	2.19	71	4.30	4.30

Total commercial banking	14	0.03	0.03	42	0.12	0.12	177	0.57	0.58

Other:
Other loans	19	11.34	13.96	38	24.14	24.57	54	25.96	25.96

Total	$3,934	2.04%	2.45%	$3,555	1.89%	2.34%	$3,771	2.94%	3.06%

Average loans held for investment	$192,614			$187,915			$128,424
Average loans held for investment (excluding Acquired Loans)	160,459			151,668			123,416

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding Acquired Loans from the denominator.

Loan Modifications and Restructurings

As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.

Table 23 presents the loan balances as of December 31, 2013 and 2012, for which loan modifications were made as part of our loss mitigation efforts, all of which are considered to be troubled debt restructurings (“TDR”). Table 23 excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.

Table 23: Loan Modifications and Restructurings

(Dollars in millions)	December 31, 2013		December 31, 2012
	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$780	46.4%	$873	48.7%
Auto	355	21.1	328	18.3
Home loan	244	14.5	145	8.1
Retail banking	64	3.8	65	3.6
Commercial banking	238	14.2	383	21.3

Total	$1,681	100.0%	$1,794	100.0%

Status of modified and restructured loans:
Performing	$1,250	74.4%	$1,419	79.1%
Nonperforming	431	25.6	375	20.9

Total	$1,681	100.0%	$1,794	100.0%

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

The outstanding balance of loan modifications made to assist borrowers experiencing financial difficulties decreased to $1.7 billion as of December 31, 2013, from $1.8 billion as of December 31, 2012. Of these modifications, approximately $431 million, or 26%, were classified as nonperforming as of December 31, 2013, compared with $375 million, or 21%, as of December 31, 2012.

Credit card loan modifications account for the majority of our TDR loan modifications, representing $780 million, or 46%, of the outstanding balance of total TDR loans as of December 31, 2013, and $873 million, or 49%, of the outstanding balance of total TDR loans as of December 31, 2012. The vast majority of our credit card TDR loan modifications involve a reduction in the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve a reduction and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

Home loan modifications represented $244 million, or 15%, of the outstanding balance of total modified loans as of December 31, 2013, compared with $145 million, or 8%, of the outstanding balance of total modified loans as of December 31, 2012. The majority of our modified home loans involve a combination of an interest rate reduction, term extension or principal forbearance.

Retail banking loan modifications represented $64 million, or 4%, of the outstanding balance of total modified loans as of December 31, 2013 compared with $65 million, or 4%, of the outstanding balance of total loans as of December 31, 2012.

Commercial loan modifications represented $238 million, or 14%, of the outstanding balance of total modified loans as of December 31, 2013, compared with $383 million, or 21%, of the outstanding balance of total modified loans as of December 31, 2012. The vast majority of modified commercial loans include a reduction in interest rate or a term extension.

We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 4—Loans.”

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans defined as individually impaired, include larger balance commercial nonperforming loans and TDR loans. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude Acquired Loans accounted for based on estimated cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred, as discussed above under “Summary of Selected Financial Data.”

Impaired loans, including TDRs, totaled $1.9 billion as of December 31, 2013, compared with $2.0 billion as of December 31, 2012. TDRs accounted for $1.7 billion and $1.8 billion of impaired loans as of December 31, 2013 and 2012, respectively. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held for investment portfolio as of each balance sheet date. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses in “Note 1—Summary of Significant Accounting Policies.”

Table 24 displays changes in our allowance for loan and lease losses for 2013, 2012 and 2011, which details by loan type, the provision for credit losses recognized in our consolidated statements of income each period and charge-offs recorded against the allowance for loan and lease losses.

Table 24: Allowance for Loan and Lease Losses Activity

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Balance at beginning of period, as reported	$5,156	$4,250	$5,628
Provision for credit losses(1)	3,401	4,446	2,401
Charge-offs:
Credit Card:
Domestic credit card and installment loans	(3,969)	(3,507)	(3,558)
International credit card	(573)	(652)	(752)

Total credit card	(4,542)	(4,159)	(4,310)

Consumer Banking:
Auto	(784)	(631)	(529)
Home loan	(26)	(77)	(104)
Retail banking	(78)	(89)	(99)

Total consumer banking	(888)	(797)	(732)

Commercial Banking:
Commercial and multifamily real estate	(6)	(23)	(76)
Commercial and industrial	(26)	(32)	(61)

Total commercial lending	(32)	(55)	(137)
Small-ticket commercial real estate	(17)	(39)	(77)

Total commercial banking	(49)	(94)	(214)
Other loans	(26)	(43)	(59)

Total charge-offs	(5,505)	(5,093)	(5,315)

Recoveries:
Credit Card:
Domestic credit card and installment loans	1,065	975	1,036
International credit card	192	240	218

Total credit card	1,257	1,215	1,254

Consumer Banking:
Auto	238	217	195
Home loan	10	25	27
Retail banking	24	24	26

Total consumer banking	272	266	248

Commercial Banking:
Commercial and multifamily real estate	14	18	12
Commercial and industrial	11	25	20

Total commercial lending	25	43	32
Small-ticket commercial real estate	10	9	5

Total commercial banking	35	52	37

Other loans	7	5	5

Total recoveries	1,571	1,538	1,544

Net charge-offs	(3,934)	(3,555)	(3,771)
Impact of loan transfers, sales and other changes(2)	(308)	15	(8)

Balance at end of period	$4,315	$5,156	$4,250

Allowance for loan and lease losses as a percentage of loans held for investment	2.19%	2.50%	3.13%

(1)	The total provision for credit losses reported in our consolidated statements of income of $3.5 billion, $4.4 billion and $2.4 billion in 2013, 2012 and 2011, respectively, consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The provision for credit losses reported in the above table relates only to the provision for loan and lease losses. It does not include the provision for unfunded lending commitments of $52 million in 2013, and the provision release for unfunded lending commitments of $31 and $41 million in 2012 and 2011, respectively.
(2)	Consists of a reduction in the allowance of $289 million, which was attributable to the Portfolio Sale, in the first quarter of 2013. It also contains a foreign translation and other adjustment of $19 million, $15 million, and $8 million in 2013, 2012, and 2011, respectively.

Table 25 presents an allocation of our allowance for loan and lease losses by loan category as of December 31, 2013 and 2012.

Table 25: Allocation of the Allowance for Loan and Lease Losses

	December 31, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total HFI Loans(1)	Amount	% of Total HFI Loans(1)
Credit Card:
Domestic credit card and installment loans	$2,836	3.87%	$3,526	4.24%
International credit card	378	4.70	453	5.26

Total credit card	3,214	3.95	3,979	4.34

Consumer Banking:
Auto	606	1.90	486	1.79
Home loan	83	0.24	113	0.26
Retail banking	63	1.74	112	2.87

Total consumer banking	752	1.06	711	0.95

Commercial Banking:
Commercial and multifamily real estate	143	0.69	239	1.35
Commercial and industrial	166	0.71	116	0.58

Total commercial lending	309	0.70	355	0.94
Small-ticket commercial real estate	29	3.05	78	6.52

Total commercial banking	338	0.75	433	1.12

Other loans	11	9.09	33	17.65

Total	$4,315	2.19%	$5,156	2.50%

Total allowance coverage ratios:
Period-end loans held for investment	$197,199	2.19%	$205,889	2.50%
Period-end loans held for investment (excluding Acquired Loans)	168,649	2.54	168,755	3.02
Nonperforming loans(2)	867	497.69	1,054	489.18
Allowance coverage ratios by loan category:
Credit card (30+ day delinquent loans)	$2,881	111.56%	$3,388	117.44%
Consumer banking (30+ day delinquent loans)	2,750	27.35	2,510	28.33
Commercial banking (nonperforming loans)	149	226.85	282	153.55

(1)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within the specified loan category.
(2)	Our policy is generally not to classify domestic credit card loans as nonperforming and we generally accrue interest on domestic credit card loans through the date of charge-off. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our domestic credit card loans, was 170.59% as of December 31, 2013 and 154.65% as of December 31, 2012.

Our allowance decreased by $841 million to $4.3 billion as of December 31, 2013 from $5.2 billion as of December 31, 2012. The reduction in the allowance was mainly due to a reduction in loan balances, an improved credit outlook, and an allowance transfer of $289 million related to the Portfolio Sale.

LIQUIDITY RISK PROFILE

We have established liquidity guidelines that are intended to ensure we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our potential funding requirements and diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of readily-marketable or pledgable assets which can be used as a source of liquidity, if needed.

Table 26 below presents the composition of our liquidity reserves as of December 31, 2013 and 2012.

Table 26: Liquidity Reserves

(Dollars in millions)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$6,291	$11,058
Investment securities available for sale, at fair value(1)	41,800	63,979
Investment securities held to maturity, at fair value(1)	19,185	9

Total investment securities portfolio	60,985	63,988
FHLB borrowing capacity secured by loans	28,623	32,578
Outstanding FHLB advances and letters of credit secured by loans	(8,917)	(15,716)
Outstanding FHLB advances and letters of credit secured by securities	(7,808)	(5,500)
Securities encumbered for Public Funds and others	(9,491)	(8,311)

Total liquidity reserves	$69,683	$78,097

(1)	The weighted average life of our securities was approximately 6.3 years and 4.3 years as of December 31, 2013 and 2012, respectively.

Our liquidity reserves decreased by $8.4 billion, or 11%, in 2013, to $69.7 billion as of December 31, 2013 from $78.1 billion in 2012. This decrease was primarily attributable to the redemption of $3.7 billion in trust preferred securities on January 2, 2013, a reduction in the market value of our securities portfolio holdings due to higher interest rates, and a decrease in our FHLB borrowing capacity secured by loans, partially offset by a reduction in our outstanding FHLB advances. See “MD&A—Risk Management” for additional information on our management of liquidity risk.

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

Deposits

Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 27 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for 2013, 2012 and 2011.

Table 27: Deposit Composition and Average Deposit Rates

	December 31, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,643	$21,345	N/A	10.2%	N/A
Negotiable order of withdrawal (“NOW”) accounts	43,880	43,823	$254	21.0	0.58%
Money market deposit accounts	98,403	101,848	648	48.6	0.64
Savings accounts	29,264	27,525	66	13.2	0.24
Consumer time deposits less than $100,000	6,299	8,955	161	4.3	1.80

Total core deposits	200,489	203,496	1,129	97.3	0.55
Certificates of deposit of $100,000 or more	2,852	3,938	108	1.9	2.74
Foreign time deposits	1,182	1,611	4	0.8	0.25

Total customer deposits	$204,523	$209,045	$1,241	100.0%	0.59%

	December 31, 2012
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$22,467	$19,741	N/A	9.7%	N/A
Negotiable order of withdrawal (“NOW”) accounts	40,591	34,179	$212	16.8	0.62%
Money market deposit accounts	104,540	99,734	684	49.1	0.69
Savings accounts	28,285	30,457	101	15.0	0.33
Consumer time deposits less than $100,000	11,028	12,762	258	6.4	2.02

Total core deposits	206,911	196,873	1,255	97.0	0.64
Certificates of deposit of $100,000 or more	4,495	4,876	144	2.4	2.95
Foreign time deposits	1,079	1,305	4	0.6	0.31

Total customer deposits	$212,485	$203,054	$1,403	100.0%	0.69%

	December 31, 2011
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing	$18,281	$17,051	N/A	13.5%	N/A
Negotiable order of withdrawal (“NOW”) accounts	15,038	13,285	$41	10.5	0.31%
Money market deposit accounts	46,496	46,455	396	36.6	0.85
Savings accounts	31,433	29,640	218	23.4	0.74
Consumer time deposits less than $100,000	11,471	13,855	351	10.9	2.53

Total core deposits	122,719	120,286	1,006	94.9	0.84
Certificates of deposit of $100,000 or more	4,586	5,634	177	4.5	3.14
Foreign time deposits	921	774	4	0.6	0.52

Total customer deposits	$128,226	$126,694	$1,187	100.0%	0.94%

Total customer deposits decreased by $8.0 billion during 2013 to $204.5 billion as of December 31, 2013, from $212.5 billion as of December 31, 2012 as we allowed some higher yielding deposits to run off given our balance sheet needs. Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Brokered deposits are reported in money market deposit accounts and consumer time deposits in the above table. Brokered deposits totaled $6.0 billion, or 3% of total deposits, as of December 31, 2013. Brokered deposits totaled $10.0 billion, or 5% of total deposits, as of December 31, 2012.

FDICIA limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both December 31, 2013 and December 31, 2012, and therefore were permitted to maintain brokered deposits.

Table 28 presents the contractual maturities of large-denomination time deposits of $100,000 or more. Our funding and liquidity management activities factor into the expected maturities of these deposits. Based on past activity, we expect to retain a portion of these deposits as they mature. Accordingly, we expect the actual net cash outflows will be less than the contractual maturity amounts.

Table 28: Maturities of Large Denomination Domestic Time Deposits—$100,000 or More

	December 31,
	2013(1)		2012
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$1,698	42.1%	$447	10.0%
> 3 months to 6 months .	325	8.1	451	10.0
> 6 months to 12 months	645	16.0	1,948	43.3
> 12 months to 10 years .	1,365	33.8	1,649	36.7

Total	$4,033	100.0%	$4,495	100.0%

(1)	In 2013 we began including foreign time deposits greater than $100,000 which were issued in domestic offices in our maturities schedule of large denomination time deposits.

Other Funding Sources

We also access the capital markets to meet our funding needs through the use of the issuance of senior and subordinated notes, loan securitization transactions, and federal funds purchased and securities loaned or sold under agreements to repurchase. We participate in the federal funds market regularly to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in a time of need. In addition, we may utilize short-term as well as long-term FHLB advances for our funding needs. FHLB advances are secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit.

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings and FHLB advances, but excluding securitized debt obligations, totaled $30.4 billion as of December 31, 2013, of which $16.2 billion represented short-term borrowings and $14.2 billion represented long-term debt. Other debt decreased by $8.1 billion in 2013 from a total $38.5 billion as of December 31, 2012, of which $21.1 billion represented short-term borrowings and $17.4 billion represented long-term borrowings.

Table 29 provides information on short-term borrowings, which consist of borrowings with an original contractual maturity of one year or less and therefore does not include the current portion of long-term debt. Our short-term borrowings typically have not represented a significant portion of our overall funding.

Table 29: Short-Term Borrowings

	Year Ended December 31,
	2013		2012		2011
(Dollars in millions)	Outstanding Amount	Interest Rate	Outstanding Amount	Interest Rate	Outstanding Amount	Interest Rate
Average during the period:
Federal funds purchased and repurchase agreements	$1,614	0.11%	$1,018	0.18%	$2,186	0.21%
FHLB advances	12,048	0.23	7,169	0.25	1,110	0.19

Total short-term borrowings	$13,662	0.22%	$8,187	0.24%	$3,296	0.20%

	December 31,
	2013			2012			2011
(Dollars in millions)	Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount	Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount	Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount
Period-end balance:
Federal funds purchased and repurchase agreements	$915	0.06%	$2,258	$1,248	0.28%	$1,381	$1,464	0.30%	$2,111
FHLB advances	15,300	0.25	16,600	19,900	0.27	19,900	5,835	0.13	5,835

Total short-term borrowings	$16,215	0.24%		$21,148	0.27%		$7,299	0.16%

Table 30 displays the maturity profile, based on contractual maturities, of our securitized debt obligations and other debt as of December 31, 2013. We provide additional information on our short-term borrowings and long-term debt in “Note 9—Deposits and Borrowings.”

Table 30: Contractual Maturity Profile of Outstanding Debt

	December 31, 2013
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$915	$—	$—	$—	$—	$—	$915
FHLB advances	15,300	—	—	—	—	—	15,300

Total short-term borrowings	16,215	—	—	—	—	—	16,215

Long-term debt:
Securitized debt obligations	2,958	501	3,521	3,095	—	214	10,289
Senior and subordinated notes:
Unsecured senior debt	2,284	2,649	1,481	882	1,176	1,992	10,464
Unsecured subordinated debt	101	—	1,123	—	—	1,446	2,670

Total senior and subordinated notes	2,385	2,649	2,604	882	1,176	3,438	13,134

Other long-term borrowings:
FHLB advances	943	20	19	19	11	4	1,016

Total long-term debt(1)	6,286	3,170	6,144	3,996	1,187	3,656	24,439

Total short-term borrowings and long-term debt	$22,501	$3,170	$6,144	$3,996	$1,187	$3,656	$40,654

Percentage of total	55%	8%	15%	10%	3%	9%	100%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $236 million as of December 31, 2013.

We provide additional information on our short-term borrowings and long-term debt above under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheet Analysis—Other Debt” and in “Note 9—Deposits and Borrowings.”

Borrowing Capacity

Under our shelf registration statement filed with the U.S. Securities and Exchange Commission on April 30, 2012, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions. Our current shelf registration statement will expire three years from the filing date.

In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $37.1 billion as of December 31, 2013. This borrowing capacity was secured by posting $28.6 billion of loans and $8.5 billion of securities as collateral. We had outstanding FHLB advances and letters of credit of $16.7 billion as of December 31, 2013, and $20.4 billion still available to us to borrow under this program. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $774 million and $1.3 billion as of December 31, 2013 and 2012, respectively, which are determined based on our outstanding advances.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 31 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2013 and 2012.

Table 31: Senior Unsecured Debt Credit Ratings

	December 31, 2013			December 31, 2012
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of February 25, 2014, Moody’s, S&P, and Fitch have us on a stable outlook.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 32 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of December 31, 2013. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 32 excludes certain obligations where the obligation is short-term or subject to valuation based on market factors, such as trade payables and trading liabilities. The table also excludes the representation and warranty reserve of $1.2 billion as of December 31, 2013 and obligations for pension and post-retirement benefit plans, which obligations are discussed in more detail in “Note 16—Employee Benefit Plans.”

Table 32: Contractual Obligations

	December 31, 2013
(Dollars in millions)	Up to 1 Year	> 1 Years to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)	$6,348	$2,983	$879	$123	$10,333
Securitized debt obligations	2,958	4,022	3,095	214	10,289
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	—	—	—	915
Senior and subordinated notes	2,385	5,253	2,058	3,438	13,134
Other borrowings(2)	16,243	39	30	4	16,316

Total other debt	19,543	5,292	2,088	3,442	30,365

Operating leases	245	440	365	752	1,802
Purchase obligations(3)(4)	179	257	110	9	555

Total	$29,273	$12,994	$6,537	$4,540	$53,344

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.
(2)	Other borrowings include FHLB advances.
(3)	Represents agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. The purchase obligations are included through the termination date of the agreements even if the contract is renewable. These include capital expenditures, contractual commitments to purchase equipment and services, software acquisition/license commitments, contractual minimum media commitments and any contractually required cash payments for acquisitions.
(4)	Excludes funding commitments entered into in the ordinary course of business. See “Note 20—Commitments, Contingencies, Guarantees, and Others” for further details.

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

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Changes in foreign exchange rates affect the reported earnings of our foreign operations and the non-dollar denominated equity invested in those foreign operations. We measure our earnings exposure using a stress-based simulation of foreign exchange rates and manage it through the use of derivatives. As of December 31, 2013 our earnings exposure to changes in foreign exchange rates was less than 2%. The impact of changes in foreign exchange rates on our non-dollar equity invested overseas, measured on a quarterly basis, manifests itself in our AOCI and capital ratios.

Market Risk Management

We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current asset/liability management policy includes the use of derivatives to hedge material foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $63.4 billion as of December 31, 2013, compared with $57.8 billion as of December 31, 2012.

Market Risk Measurement

We have prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates and foreign exchange rates on our net interest income and our economic value of equity. See “MD&A—Economic Value of Equity”.

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

Net Interest Income Sensitivity

Our net interest income sensitivity measure estimates the impact on our projected 12-month base-line adjusted net interest income resulting from movements in interest rates. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our adjusted projected net interest income, we assume an instantaneous plus 200 basis point and minus 50 basis point shock, with the lower rate scenario limited to zero as described above.

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

In the third quarter of 2013 we updated models and associated assumptions for our direct deposits, mortgage loan and investment security prepayments which impacted our net interest income and economic value of equity sensitivity metrics. Our new direct deposit model was developed on account level data and incorporates lagged responses in both repricing and customer behavior as external market rates change. Additionally, we have updated our mortgage prepayment model. The modeling changes had a small impact on our economic value of equity sensitivity measure, but resulted in a larger impact to our next 12-month net interest income sensitivity, driven primarily from the deposit model change. We have included the table below that shows net interest income and economic value of equity sensitivity as of December 31, 2013 and December 31, 2012.

Table 33 shows the estimated percentage impact on our projected base-line adjusted net interest income and economic value of equity, calculated under the hypothetical interest rate scenarios described above, as of December 31, 2013 and 2012. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.

Table 33: Interest Rate Sensitivity Analysis

(Dollars in millions)	December 31, 2013	December 31, 2012(1)
Impact on projected base-line adjusted net interest income:
+200 basis points	4.9%	2.7%
-50 basis points	(1.5)	(1.7)
Impact on economic value of equity:
+200 basis points	(5.7)	(3.1)
-50 basis points	0.3	(1.4)

(1)	The measurement as of December 31, 2012 was not adjusted retrospectively for the new model change implemented in 2013.

Our projected net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of December 31, 2013 and 2012.

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

SUPPLEMENTAL TABLES

See “Part II- Item 6. Selected Financial Data” for information on our supplemental non-GAAP managed results, which we presented prior to our January 1, 2010 prospective adoption of the new consolidation standards. The adoption of these new accounting standards resulted in the consolidation of substantially all of our securitization trusts. As a result, our reported and managed based presentations are generally comparable for periods beginning after January 1, 2010.

Table A—Loan Portfolio Composition

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Reported loans held for investment:
Credit Card:
Credit card loans:
Domestic credit card loans	$72,932	$82,328	$54,682	$49,979	$13,374
International credit card loans	8,050	8,614	8,466	7,513	2,229

Total credit card loans	80,982	90,942	63,148	57,492	15,603

Installment loans:
Domestic installment loans	323	813	1,927	3,870	6,693
International installment loans	—	—	—	9	44

Total installment loans.	323	813	1,927	3,879	6,737

Total credit card	81,305	91,755	65,075	61,371	22,340

Consumer Banking:
Auto	31,857	27,123	21,779	17,867	18,186
Home loan	35,282	44,100	10,433	12,103	14,893
Retail banking	3,623	3,904	4,103	4,413	5,135

Total consumer banking	70,762	75,127	36,315	34,383	38,214

Commercial Banking:
Commercial and multifamily real estate	20,750	17,732	15,736	13,619	13,995
Commercial and industrial	23,309	19,892	17,088	14,504	13,617

Total commercial lending	44,059	37,624	32,824	28,123	27,612
Small-ticket commercial real estate	952	1,196	1,503	1,842	2,153

Total commercial banking	45,011	38,820	34,327	29,965	29,765

Other:
Other loans	121	187	175	228	300

Total reported loans held for investment	$197,199	$205,889	$135,892	$125,947	$90,619

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Securitization adjustments:
Credit Card business:
Credit card loans:
Domestic credit card loans	$—	$—	$—	$—	$39,827
International credit card loans	—	—	—	—	5,951

Total credit card loans	—	—	—	—	45,778

Installment loans:
Domestic installment loans	—	—	—	—	406

Total securitization adjustments	$—	$—	$—	$—	$46,184

Managed loans held for investment:
Credit Card business:
Credit card loans:
Domestic credit card loans	$72,932	$82,328	$54,682	$49,979	$53,201
International credit card loans	8,050	8,614	8,466	7,513	8,180

Total credit card loans	80,982	90,942	63,148	57,492	61,381

Installment loans:
Domestic installment loans	323	813	1,927	3,870	7,099
International installment loans	—	—	—	9	44

Total installment loans	323	813	1,927	3,879	7,143

Total credit card	81,305	91,755	65,075	61,371	68,524

Consumer Banking Business:
Auto	31,857	27,123	21,779	17,867	18,186
Home loan	35,282	44,100	10,433	12,103	14,893
Retail banking	3,623	3,904	4,103	4,413	5,135

Total consumer banking	70,762	75,127	36,315	34,383	38,214

Commercial Banking Business:
Commercial and multifamily real estate	20,750	17,732	15,736	13,619	13,995
Commercial and industrial	23,309	19,892	17,088	14,504	13,617

Total commercial lending	44,059	37,624	32,824	28,123	27,612
Small-ticket commercial real estate	952	1,196	1,503	1,842	2,153

Total commercial banking	45,011	38,820	34,327	29,965	29,765

Other:
Other loans	121	187	175	228	300

Total managed loans held for investment	$197,199	$205,889	$135,892	$125,947	$136,803

Table B—Performing Delinquencies

	December 31,
	2013(2)		2012(2)		2011(2)		2010(2)		2009(2)
(Dollars in millions)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)	Loans	% of Total Loans(3)
Reported:(1)(4)
Loans held for investment	$197,199	100.00%	$205,889	100.00%	$135,892	100.00%	$125,947	100.00%	$90,619	100.00%

Delinquent loans:
30-59 days	$2,584	1.31%	$2,629	1.28%	$2,267	1.67%	$1,968	1.56%	$1,908	2.10%
60-89 days	1,313	0.67	1,399	0.68	1,043	0.77	1,064	0.85	985	1.09
90-119 days	512	0.26	628	0.30	497	0.36	559	0.44	356	0.39
120-149 days	418	0.21	485	0.24	390	0.29	446	0.36	190	0.21
150 or more days	361	0.18	414	0.20	355	0.26	393	0.31	164	0.18

Total	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$3,603	3.98%

By geographic area:
Domestic	$4,889	2.48%	$5,247	2.55%	$4,114	3.03%	$3,998	3.18%	$3,460	3.82%
International	299	0.15	308	0.15	438	0.32	432	0.34	143	0.16

Total	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$3,603	3.98%

Managed:(1)(4)
Loans held for investment	$197,199	100.00%	$205,889	100.00%	$135,892	100.00%	$125,947	100.00%	$136,803	100.00%

Delinquent loans:
30-59 days	$2,584	1.31%	$2,629	1.28%	$2,267	1.67%	$1,968	1.56%	$2,623	1.92%
60-89 days	1,313	0.67	1,399	0.68	1,043	0.77	1,064	0.84	1,576	1.15
90-119 days	512	0.26	628	0.30	497	0.36	559	0.44	895	0.65
120-149 days	418	0.21	485	0.24	390	0.29	446	0.35	660	0.48
150 or more days	361	0.18	414	0.20	355	0.26	393	0.31	568	0.42

Total	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$6,322	4.62%

By geographic area:
Domestic	$4,889	2.48%	$5,247	2.55%	$4,114	3.03%	$3,998	3.18%	$5,783	4.23%
International	299	0.15	308	0.15	438	0.32	432	0.34	539	0.39

Total	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%	$6,322	4.62%

(1)	Credit card loan balances are reported net of the finance charge and fee reserve, which totaled $190 million, $307 million, $74 million, $211 million, $624 million as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(2)	Acquired Loan portfolio is included in loans held for investment, but excluded from delinquent loans as these loans are considered performing in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. As of December 31, 2013, 2012, 2011, 2010, and 2009 the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $223 million, $369 million, $162, million, $199 million, and $294 million, respectively. For loans 90+ day past due, see “MD&A—Supplemental Tables—Table C: Nonperforming Assets.”
(3)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.
(4)	The performing loan modifications and restructuring totaled $1.3 billion as of December 31, 2013, and $1.4 billion both as of December 31, 2012 and 2011, and $1.0 billion and $713 million as of December 31, 2010 and 2009, respectively.

Table C—Nonperforming Loans and Other Nonperforming Assets

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Nonperforming loans held for investment:(1)
Credit Card:
International Credit Card	$88	$100	$—	$—	$—

Total credit card	88	100	—	—	—

Consumer Banking:
Auto	194	149	106	99	143
Home loan	376	422	456	486	323
Retail banking	41	71	90	91	87

Total consumer banking	611	642	652	676	553

Commercial Banking:
Commercial and multifamily real estate	52	137	207	276	429
Commercial and industrial	93	133	125	181	178

Total commercial lending	145	270	332	457	607
Small-ticket commercial real estate	4	12	40	38	95

Total commercial banking	149	282	372	495	702

Other:
Other loans	19	30	35	54	34

Total nonperforming loans held for investment	867	1,054	1,059	1,225	1,289

Other nonperforming assets:
Foreclosed property(2)	113	204	169	306	234
Other assets(3)	160	109	95	97	125

Total nonperforming assets	$1,140	$1,367	$1,323	$1,628	$1,648

Nonperforming loans as a percentage of loans held for investment	0.44%	0.51%	0.78%	0.97%	1.42%
Nonperforming assets as a percentage of loans held for investment plus total other nonperforming assets	0.58	0.66	0.97	1.29	1.81

(1)	The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans divided by the total outstanding unpaid principal balance of loans held for investment. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.
(2)	Includes foreclosed properties related to Acquired Loans of $68 million, $167 million, $86 million, $201 million, $154 million as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(3)	In 2013, we began including the net realizable value of auto loans that have been charged-off as a result of a bankruptcy in addition to repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets. Prior period amounts have been adjusted to conform to current period presentation.

Table D—Net Charge-offs(1)(2)

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Reported:
Average loans held for investment	$192,614	$187,915	$128,424	$128,526	$99,787
Net charge-offs	3,934	3,555	3,771	6,651	4,568
Net charge-off rate	2.04%	1.89%	2.94%	5.18%	4.58%
Managed:
Average loans held for investment	$192,614	$187,915	$128,424	$128,622	$143,514
Net charge-offs	3,934	3,555	3,771	6,657	8,421
Net charge-off rate	2.04%	1.89%	2.94%	5.18%	5.87%

(1)	Calculated for each loan category by dividing net charge-offs for the period divided by average loans held for investment during the period.
(2)	The average balance of Acquired Loans, which are included in the total average loans held for investment used in calculating the net charge-off rates, was $32.2 billion, $36.2 billion, $5.0 billion, $6.3 billion and $6.8 billion in 2013, 2012, 2011, 2010 and 2009, respectively.

Table E—Summary of Allowance for Loan and Lease Losses

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Balance as of beginning of period, as reported.	$5,156	$4,250	$5,628	$4,127	$4,524
Impact from January 1, 2010 adoption of new consolidation accounting standards	—	—	—	4,317	—

Balance at beginning of period, as adjusted	5,156	4,250	5,628	8,444	4,524
Provision for credit losses(1)	3,401	4,446	2,401	3,895	4,145
Charge-offs:
Domestic credit card and installment loans	(3,969)	(3,507)	(3,558)	(6,020)	(3,050)
International credit card and installment loans	(573)	(652)	(752)	(761)	(284)
Consumer banking	(888)	(797)	(732)	(898)	(1,357)
Commercial banking	(49)	(94)	(214)	(445)	(444)
Other loans	(26)	(43)	(59)	(114)	(207)

Total charge-offs	(5,505)	(5,093)	(5,315)	(8,238)	(5,342)

Recoveries:
Domestic credit card and installment loans	1,065	975	1,036	1,113	447
International credit card and installment loans	192	240	218	169	52
Consumer banking	272	266	248	243	263
Commercial banking	35	52	37	54	10
Other loans	7	5	5	8	2

Total recoveries.	1,571	1,538	1,544	1,587	774

Net charge-offs	(3,934)	(3,555)	(3,771)	(6,651)	(4,568)
Impact from acquisitions, sales and other changes	(308)	15	(8)	(60)	26

Balance at the end of period	$4,315	$5,156	$4,250	$5,628	$4,127

Allowance for loan and lease losses as a percentage of loans held for investment	2.19%	2.50%	3.13%	4.47%	4.55%
Allowance for loan and lease losses as a percentage of loans held for investment (excluding Acquired Loans)	2.54	3.02	3.22	4.67	4.95
Allowance for loan and lease losses by geographic distribution:
Domestic	$3,937	$4,703	$3,778	$5,168	$3,928
International.	378	453	472	460	199

Total	$4,315	$5,156	$4,250	$5,628	$4,127

Allowance for loan and lease losses by loan category:
Domestic card	$2,836	$3,526	$2,375	$3,581	$1,927
International card	378	453	472	460	199
Consumer banking	752	711	652	675	1,076
Commercial banking	338	433	715	830	786
Other	11	33	36	82	139

Total	$4,315	$5,156	$4,250	$5,628	$4,127

Allowance for loan and lease losses by loan category to total allowance:
Domestic card	65.72%	68.39%	55.88%	63.63%	46.69%
International card	8.76	8.78	11.11	8.17	4.82
Consumer banking	17.43	13.79	15.34	11.99	26.07
Commercial banking	7.83	8.40	16.82	14.75	19.05
Other	0.26	0.64	0.85	1.46	3.37

(1)	The total provision for credit losses reported in our consolidated statements of income are $3.5 billion, $4.4 billion, $2.4 billion, $3.9 billion and $4.2 billion in 2013, 2012, 2011, 2010 and 2009, respectively, consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The provision for credit losses reported in the above table relates only to the provision for loan and lease losses. It does not include the provision for unfunded lending commitments of $52 million, $12 million, and $85 million in 2013, 2010 and 2009, respectively, and the provision release for unfunded lending commitments of $31 million and $41 million in 2012 and 2011, respectively.

Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures Under Basel I

	December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Stockholders’ equity to non-GAAP tangible common equity
Total stockholders’ equity	$41,744	$40,499	$29,666	$26,541	$26,590
Adjustments: Goodwill and other intangible assets(1)	(15,784)	(16,224)	(13,908)	(13,983)	(14,107)
Noncumulative perpetual preferred stock(2)	(853)	(853)	—	—	—

Tangible common equity	$25,107	$23,422	$15,758	$12,558	$12,483

Total assets to tangible assets
Total assets	$297,048	$312,918	$206,019	$197,503	$169,646
Adjustments: Goodwill and other intangible assets(1)	(15,784)	(16,224)	(13,908)	(13,983)	(14,107)

Tangible assets	$281,264	$296,694	$192,111	$183,520	$155,539

Total average assets to average tangible assets
Average total assets	$297,284	$286,602	$199,718	$200,114	$171,598
Adjustments: Average goodwill and other intangible assets(1)	(15,938)	(15,604)	(13,981)	(14,025)	(13,867)

Average tangible assets	$281,346	$270,998	$185,737	$186,089	$157,731

Non-GAAP TCE ratio
TCE ratio(3)	8.93%	7.89%	8.20%	6.84%	8.03%
Regulatory capital ratios
Total stockholders’ equity	$41,744	$40,499	$29,666	$26,541	$26,590
Adjustments: Net unrealized (gains) losses on investment securities available for sale recorded in AOCI(4)	791	(712)	(289)	(368)	(200)
Net losses on cash flow hedges recorded in AOCI(4)	136	2	71	86	92
Disallowed goodwill and other intangible assets	(14,326)	(14,428)	(13,855)	(13,953)	(14,125)
Disallowed deferred tax assets	—	—	(534)	(1,150)	—
Noncumulative perpetual preferred stock(2)	(853)	(853)	—	—	—
Other	(5)	(12)	(2)	(2)	(2)

Tier 1 common capital	27,487	24,496	15,057	11,154	12,355
Adjustments: Noncumulative perpetual preferred stock(2)	853	853	—	—	—
Tier 1 restricted core capital items(5)	2	2	3,635	3,636	3,634

Tier 1 capital	28,342	25,351	18,692	14,790	15,989

Adjustments: Long-term debt qualifying as Tier 2 capital	1,914	2,119	2,438	2,827	3,018
Qualifying allowance for loan and lease losses	2,834	2,830	1,979	3,748	1,581
Other Tier 2 components	10	13	23	29	4

Tier 2 capital	4,758	4,962	4,440	6,604	4,603

Total risk-based capital(6)	$33,100	$30,313	$23,132	$21,394	$20,592

Risk-weighted assets(7)	$224,671	$223,472	$155,657	$127,132	$116,309

Tier 1 common ratio(8)	12.23%	10.96%	9.67%	8.77%	10.62%
Tier 1 risk-based capital ratio(9)	12.61	11.34	12.01	11.63	13.75
Total risk-based capital ratio(10)	14.73	13.56	14.86	16.83	17.70

(1)	Includes impact from related deferred taxes.
(2)	Noncumulative perpetual preferred stock qualifies for Tier 1 capital; however, it is excluded from Tier 1 common capital.
(3)	TCE ratio is non-GAAP measure calculated based on tangible common equity divided by tangible assets.
(4)	Amounts presented are net of tax.
(5)	Consists primarily of trust preferred securities.
(6)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(7)	Calculated based on prescribed regulatory guidelines.
(8)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(9)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(10)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

Glossary

2002 DRP: Dividend Reinvestment and Stock Purchase Plan.

2012 U.S. card acquisition: On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private label credit card business in the United States (other than the HSBC Bank USA, consumer credit card program and certain other retained assets and liabilities).

Acquired Loans: A limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows resulting from further credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference will absorb the majority of the losses associated with these loans.

Annual Report: References to “this Report” or our “2013 Form 10-K” or “2013 Annual Report” are to our “Annual Report” on Form 10-K for the fiscal year ended December 31, 2013.

Banks: Refers to COBNA and CONA.

Basel Committee: The Basel Committee on Banking Supervision.

Benefit obligation and Projected Benefit Obligation: Benefit Obligation refers to the total of the projected benefit obligation for pension plans and the accumulated postretirement benefit obligations. Projected Benefit Obligation represents actuarial present value of all benefits accrued on employee service rendered prior to the calculation date, including allowance for future salary increases if the pension benefit is based on future compensation levels.

BHC Act: The Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842).

Capital One: Capital One Financial Corporation and its subsidiaries.

Carrying Value (with respect to loans): The amount at which a loan is recorded on the balance sheet. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held-for-sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For Acquired Loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date.

CCB: Chevy Chase Bank, F.S.B., which was acquired by the Company on February 27, 2009.

COBNA: Capital One Bank (USA), National Association, one of our fully owned subsidiaries, which offers credit and debit card products, other lending products and deposit products.

Collective trusts: An investment fund formed from the pooling of investments by investors.

Commercial Lending: Primarily provides financing to real estate investors/owners for multifamily properties as well as financing office, retail and industrial properties.

Company: Capital One Financial Corporation and its subsidiaries.

CONA: Capital One, National Association, one of our fully owned subsidiaries, which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

Credit derivatives: Contractual agreements that provide insurance against a credit event of one or more referenced credits. Such events include bankruptcy, insolvency and failure to meet payment obligations when due.

Credit risk: Credit risk is the risk of loss from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.

Derivative: A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, credit worthiness for credit default swaps or financial or commodity indices.

Discontinued operations: The operating results of a component of an entity, as defined by ASC 205, that are removed from continuing operations when that component has been disposed of or it is management’s intention to sell the component.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”): Regulatory reform legislation signed into law on July 21, 2010. This law broadly affects the financial services industry and contains numerous provisions aimed at strengthening the sound operation of the financial services sector.

Exchange Act: The Securities Exchange Act of 1934.

eXtensible Business Reporting Language (“XBRL”): A language for the electronic communication of business and financial data.

Federal Reserve: Board of Governors of the Federal Reserve System.

Final Rule: A new capital rule finalized by the Federal Reserve, the OCC and the FDIC (collectively, the U.S. federal banking agencies) that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements.

Foreign currency swaps: An agreement to exchange stipulated amounts of one currency for another currency at one or more future dates.

Foreign exchange contracts: Contracts that provide for the future receipt or delivery of foreign currency at previously agreed-upon terms.

Forward rate agreements: Contracts to exchange payments on a specified future date, based on a market change in interest rates from trade date to contract settlement date.

Greenpoint: Refers to our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“Greenpoint”), which was closed in 2007.

Gross domestic product (“GDP”): The market value of all officially recognized final goods and services produced within a country in a year, or other given period of time.

GSE or Agencies: A government sponsored enterprise is financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Government National Mortgage Association (Ginnie Mae).

Impairment: The condition when the carrying amount of an asset exceeds its fair value.

Impaired loans: A loan is considered as impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due from the borrower in accordance with the original contractual terms of the loan.

Inactive Insured Securitizations: Securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries.

ING Direct acquisition: On February 17, 2012, we completed the acquisition of substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp.

Insured Securitizations: Securitizations supported by bond insurance.

Interest rate sensitivity: The exposure of net interest income to interest rate movements.

Interest rate swaps: Contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. Interest rate swaps are the most common type of derivative contract that we use in our asset/liability management activities.

Investment grade: Represents Moody’s long-term rating of Baa3 or better; and/or a Standard & Poor’s, Fitch or DBRS long-term rating of BBB- or better; or if unrated, an equivalent rating using our internal risk ratings. Instruments that fall below these levels are considered to be non-investment grade.

Investor Entities: Entities that invest in community development entities (“CDE”) that provide debt financing to businesses and non-profit entities in low-income and rural communities.

Leverage ratio (Basel I guideline): Tier 1 capital divided by quarterly average total assets, as defined by the regulators.

Liquidity risk: Liquidity risk is the risk that the Company will not be able to meet its future financial obligations as they come due, or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time period

Loan-to-value (“LTV”) ratio: The relationship expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (i.e., residential real estate, autos, etc) securing the loan.

Managed basis: A non-GAAP presentation of financial results that includes reclassifications to present revenue on a fully taxable-equivalent basis. Management uses this non-GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.

Market risk: Market risk is the risk that an institution’s earnings or the economic value of equity could be adversely impacted by changes in interest rates, foreign exchange rates, or other market factors

Master netting agreement: An agreement between two counterparties that have multiple contracts with each other that provides for the net settlement of all contracts through a single payment in the event of default or termination of any one contract.

Mortgage-Backed Security (“MBS”): An asset backed security whose cash flows are backed by the principal and interest payments of a set of mortgage loans.

Mortgage Servicing Rights (“MSR”): The right to service a mortgage loan when the underlying loan is sold or securitized. Servicing includes collections for principal, interest and escrow payments from borrowers and accounting for and remitting principal and interest payments to investors.

Net interest margin: The result of dividing net interest revenue by average interest-earning assets.

Nonperforming loans and leases: Loans and leases that have been placed on non-accrual status.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors or external events.

Option-ARM Loans: The option-ARM real estate loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully amortizing, interest-only or minimum payment.

Other-than-temporary impairment (“OTTI”): An impairment charge taken on a security whose fair value has fallen below the carrying value on the balance sheet and its value is not expected to recover through the holding period of the security.

Patriot Act: The USA PATRIOT ACT of 2001 (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism).

Portfolio Sale: The sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A., which was completed on September 6, 2013.

Proxy Statement: Capital One’s Proxy Statement for the 2014 Annual Stockholder Meeting.

Public Fund deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.

Purchase volume: Dollar amount of customer purchases, net of returns.

Rating Agency: An independent agency that assesses the credit quality and likelihood of default of an issue or issuer and assigns a rating to that issue or issuer.

Repurchase Agreement: An instrument used to raise short term funds whereby securities are sold with an agreement for the seller to buy back the securities at a later date.

Restructuring charges: Charges typically from the consolidation and/or relocation of operations.

Return on assets: Income divided by average assets.

Return on common equity: Income divided by average common shareholders’ equity.

Return on tangible common equity: Income, excluding amortization of intangible assets, divided by average tangible common shareholders’ equity.

Risk-weighted assets: Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets, debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

Securitized Debt Obligations: A type of asset-backed security and structured credit product constructed from a portfolio of fixed-income assets.

SOP 03-3: Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

Small-ticket commercial real estate: Our small-ticket commercial real estate portfolio is predominantly low, or no documentation loans, with balances generally less than $2 million. This portfolio was originated on a national basis through a broker network, and is in a run-off mode.

Subprime: For purposes of lending in our Credit Card business we generally consider FICO scores of 660 or below, or other equivalent risk scores, to be subprime. For purposes of auto lending in our Consumer Banking business we generally consider FICO scores of 620 or below to be subprime.

Tangible common equity (“TCE”): Common equity less goodwill and intangible assets adjusted for deferred tax liabilities associated with non-tax deductible intangible assets and tax deductible goodwill.

Tier 1 Common Capital: Tier 1 capital less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries.

Troubled debt restructuring (“TDR”): A TDR is deemed to occur when the Company modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.

U.S. federal banking agencies: The Federal Reserve, the OCC and the FDIC.

U.S. GAAP: Accounting principles generally accepted in the United States of America. Accounting rules and conventions defining acceptable practices in preparing financial statements in the U.S.

U.S. Treasury: U.S. Department of the Treasury.

Unfunded commitments: Legally binding agreements to provide a defined level of financing until a specified future date.

Variable Interest Entity (“VIE”): An entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb or the right to receive the entity’s losses or return.

Acronyms

ABS: Asset-backed securities

AOCI: Accumulated other comprehensive income

ARM: Adjustable rate mortgage

Bps: Basis points

CCAR: Comprehensive Capital Analysis and Review

CDE: Community development entities

CFPB: Consumer Financial Protection Bureau

CFTC: Commodity Futures Trading Commission

CMBS: Commercial mortgage-backed securities

COEP: Capital One (Europe) plc

COF: Capital One Financial Corp

COSO: Committee of Sponsoring Organizations of the Treadway Commission

CRA: Community Reinvestment Act

DUS: Delegated underwriter and servicing lender

Fannie Mae: Federal National Mortgage Association

FASB: Financial Accounting Standards Board

FCA: U.K. Financial Conduct Authority

FDIC: Federal Deposit Issuance Corporation

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991

FFIEC: Federal Financial Institutions Examination Council

FHA: Federal Housing Administration

FHLB: Federal Home Loan Bank

Freddie Mac: Federal Home Loan Mortgage Corporation

FTE: Fully taxable-equivalent

FVC: Fair Value Committee

Ginnie Mae: Government National Mortgage Association

HBC: Hudson Bay Company

HELOCs: Home Equity Line of Credits

HFI: Held for Investment

HSBC: HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc.

LIBOR: London Interbank Offered Rate

NOW: Negotiable order of withdrawal

OCC: Office of the Comptroller of the Currency

OIS: Overnight Index Swap Rate

OTC: Over-the-counter

PCA: Prompt corrective action

PCCR: Purchased credit card relationship

S&P: Standard & Poor’s

SCRA: Servicemembers Civil Relief Act

SEC: U.S. Securities and Exchange Commission

TAV: Trade Analytics and Valuation team

TILA: Truth in Lending Act

UCL: Unfair Competition Law

VAC: Valuations Advisory Committee

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A-Risk Management—Market Risk Management” and “MD&A—Market Risk Profile.”

Item 8. Financial Statements and Supplementary Data

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

Management completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), commonly referred to as the “COSO” criteria.

Based on the assessment performed, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in “Internal Control—Integrated Framework.” Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chairman, Chief Executive Officer and President

/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford Chief Financial Officer

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation:

We have audited Capital One Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Capital One Financial Corporation and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Capital One Financial Corporation:

We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2014

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2013	2012	2011
Interest income:
Loans, including loans held for sale	$18,222	$17,544	$13,779
Investment securities	1,575	1,329	1,137
Other	101	91	71

Total interest income	19,898	18,964	14,987

Interest expense:
Deposits	1,241	1,403	1,187
Securitized debt obligations	183	271	422
Senior and subordinated notes	315	345	300
Other borrowings	53	356	337

Total interest expense	1,792	2,375	2,246

Net interest income	18,106	16,589	12,741
Provision for credit losses	3,453	4,415	2,360

Net interest income after provision for credit losses	14,653	12,174	10,381

Non-interest income:
Service charges and other customer-related fees	2,118	2,106	1,979
Interchange fees, net	1,896	1,647	1,318
Total other-than-temporary impairment	(37)	(38)	(131)
Less: Portion of other-than-temporary impairment recorded in AOCI	(4)	(14)	110

Net other-than-temporary impairment recognized in earnings	(41)	(52)	(21)
Bargain purchase gain	0	594	0
Other	305	512	262

Total non-interest income	4,278	4,807	3,538

Non-interest expense:
Salaries and associate benefits	4,432	3,876	3,023
Occupancy and equipment	1,504	1,327	1,025
Marketing	1,373	1,364	1,337
Professional services	1,303	1,270	1,198
Communications and data processing	885	778	681
Amortization of intangibles	671	609	222
Acquisition-related	193	336	45
Other	2,153	2,386	1,801

Total non-interest expense	12,514	11,946	9,332

Income from continuing operations before income taxes	6,417	5,035	4,587
Income tax provision	2,025	1,301	1,334

Income from continuing operations, net of tax	4,392	3,734	3,253
Loss from discontinued operations, net of tax	(233)	(217)	(106)

Net income	4,159	3,517	3,147
Dividends and undistributed earnings allocated to participating securities	(17)	(15)	(26)
Preferred stock dividends	(53)	(15)	0

Net income available to common stockholders	$4,089	$3,487	$3,121

Basic earnings per common share:
Net income from continuing operations	$7.45	$6.60	$7.08
Loss from discontinued operations	(0.40)	(0.39)	(0.23)

Net income per basic common share	$7.05	$6.21	$6.85

Diluted earnings per common share:
Net income from continuing operations	$7.35	$6.54	$7.03
Loss from discontinued operations	(0.39)	(0.38)	(0.23)

Net income per diluted common share	$6.96	$6.16	$6.80

Dividends paid per common share	$0.95	$0.20	$0.20

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Net income	$4,159	$3,517	$3,147
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	(961)	673	(119)
Net unrealized (losses) on securities held to maturity	(1,435)	0	0
Net unrealized gains (losses) on cash flow hedges	(250)	120	44
Foreign currency translation adjustments	8	81	(13)
Other	49	(1)	(21)

Other comprehensive income (loss) before taxes	(2,589)	873	(109)
Income tax provision (benefit) related to other comprehensive income	(978)	303	(30)

Other comprehensive income (loss), net of tax	(1,611)	570	(79)

Comprehensive income	$2,548	$4,087	$3,068

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,821	$3,440
Interest-bearing deposits with banks	3,131	7,617
Federal funds sold and securities purchased under agreements to resell	339	1

Total cash and cash equivalents	6,291	11,058
Restricted cash for securitization investors	874	428
Securities available for sale, at fair value	41,800	63,979
Securities held to maturity, at carrying value	19,132	9
Loans held for investment:
Unsecuritized loans held for investment	157,651	162,059
Restricted loans for securitization investors	39,548	43,830

Total loans held for investment	197,199	205,889
Less: Allowance for loan and lease losses	(4,315)	(5,156)

Net loans held for investment	192,884	200,733
Loans held for sale, at lower of cost or fair value	218	201
Premises and equipment, net	3,839	3,587
Interest receivable	1,418	1,694
Goodwill	13,978	13,904
Other	16,614	17,325

Total assets	$297,048	$312,918

Liabilities:
Interest payable	$307	$450
Customer deposits:
Non-interest bearing deposits	22,643	22,467
Interest bearing deposits	181,880	190,018

Total customer deposits	204,523	212,485
Securitized debt obligations	10,289	11,398
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	1,248
Senior and subordinated notes	13,134	12,686
Other borrowings	16,316	24,578

Total other debt	30,365	38,512
Other liabilities	9,820	9,574

Total liabilities	255,304	272,419

Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 875,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	0	0
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 637,151,800 and 631,806,585 shares issued as of December 31, 2013 and 2012, respectively, and 572,675,375 and 582,207,133 shares outstanding as of December 31, 2013 and 2012, respectively	6	6
Additional paid-in capital, net	26,526	26,188
Retained earnings	20,404	16,853
Accumulated other comprehensive income (loss)	(872)	739
Less: Treasury stock, at cost; par value $.01 per share; 64,476,425 and 49,599,452 shares as of December 31, 2013 and 2012, respectively	(4,320)	(3,287)

Total stockholders’ equity	41,744	40,499

Total liabilities and stockholders’ equity	$297,048	$312,918

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	0	$0	504,801,064	$5	$19,084	$10,406	$248	$(3,202)	$26,541
Comprehensive income (loss)						3,147	(79)		3,068
Cash dividends—common stock $0.20 per share						(91)			(91)
Purchases of treasury stock								(42)	(42)
Issuances of common stock and restricted stock, net of forfeitures			2,606,736		40				40
Exercise of stock options and tax benefits of exercises and restricted stock vesting			1,186,508		57				57
Compensation expense for restricted stock awards and stock options					93				93

Balance as of December 31, 2011	0	$0	508,594,308	$5	$19,274	$13,462	$169	$(3,244)	$29,666

Comprehensive income (loss)						3,517	570		4,087
Cash dividends—common stock $0.20 per share						(111)			(111)
Cash dividends—preferred stock 6% per annum						(15)			(15)
Purchases of treasury stock								(43)	(43)
Issuances of common stock and restricted stock, net of forfeitures			67,368,854		3,233				3,233
Issuance of common stock related to acquisition			54,028,086	1	2,637				2,638
Exercise of stock options and tax benefits of exercises and restricted stock vesting			1,815,337		80				80
Issuance of preferred stock	875,000				853				853
Compensation expense for restricted stock awards and stock options					111				111

Balance as of December 31, 2012	875,000	$0	631,806,585	$6	$26,188	$16,853	$739	$(3,287)	$40,499

Comprehensive income (loss)						4,159	(1,611)		2,548
Cash dividends—common stock $0.95 per share						(555)			(555)
Cash dividends—preferred stock 6% per annum						(53)			(53)
Purchases of treasury stock								(1,033)	(1,033)
Issuances of common stock and restricted stock, net of forfeitures			3,049,705		81				81
Exercise of stock options and tax benefits of exercises and restricted stock vesting			2,295,510		114				114
Compensation expense for restricted stock awards and stock options					143				143

Balance as of December 31, 2013	875,000	$0	637,151,800	$6	$26,526	$20,404	$(872)	$(4,320)	$41,744

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Operating activities:
Income from continuing operations, net of tax	$4,392	$3,734	$3,253
Loss from discontinued operations, net of tax	(233)	(217)	(106)

Net income	4,159	3,517	3,147

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,453	4,415	2,360
Depreciation and amortization, net	2,065	1,862	579
Net gains on sales of securities available for sale	(7)	(45)	(259)
Impairment losses on securities available for sale	41	52	21
Bargain purchase gain	0	(594)	0
Loans held for sale:
Originations and purchases	(2,276)	(1,699)	(1,031)
Gain (losses) on sales	(32)	(58)	(28)
Proceeds from sales and paydowns	2,469	2,692	1,086
Stock plan compensation expense	240	199	189
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in interest receivable	276	(495)	41
(Increase) decrease in other assets	(245)	(1,033)	(126)
Increase (decrease) in interest payable	(143)	(47)	(22)
Increase in other liabilities	239	798	1,403
Net cash (used in) provided by discontinued operations	(255)	(40)	95

Net cash provided by operating activities	9,984	9,524	7,455

Investing activities:
Purchases of securities	(16,062)	(29,257)	(16,060)
Proceeds from paydowns and maturities of securities	13,930	17,779	9,710
Proceeds from sales of securities	2,539	16,894	9,169
Net increase in loans held for investment	2,291	(7,605)	(13,777)
Principal recoveries of loans previously charged off	1,589	1,538	1,543
Additions of premises and equipment	(818)	(560)	(315)
Net cash paid for acquisitions	(204)	(17,603)	(1,444)
Net cash provided by other investing activities	456	0	0

Net cash used in investing activities	3,721	(18,814)	(11,174)

Financing activities:
(Decrease) increase in restricted cash for securitization investors	(446)	363	811
Net increase (decrease) in deposits	(7,972)	(156)	6,010
Issuance of securitized debt obligations	2,200	0	0
Maturities and paydowns of securitized debt obligations	(3,309)	(5,129)	(10,388)
Issuance of senior and subordinated notes and junior subordinated debt	2,063	2,248	2,992
Redemption of junior subordinated debentures	(3,641)	0	0
Maturities and redemptions of senior and subordinate notes	(777)	(632)	(855)
Net increase (decrease) in other borrowings	(5,144)	13,819	5,774
Net proceeds from issuances of common stock	81	3,233	40
Net proceeds from issuances of preferred stock	0	853	0
Proceeds from share-based payment activities	114	80	57
Dividends paid on common stock	(555)	(111)	(91)
Dividends paid on preferred stock	(53)	(15)	0
Purchases of treasury stock	(1,033)	(43)	(42)

Net cash provided by (used in) financing activities	(18,472)	14,510	4,308

Increase (decrease) in cash and cash equivalents	(4,767)	5,220	589
Cash and cash equivalents at beginning of the period	11,058	5,838	5,249

Cash and cash equivalents at end of the period	$6,291	$11,058	$5,838

Supplemental cash flow information:
Non-cash items:
Fair value of common stock issued in business acquisition	$0	$2,638	$0
Net transfers of loans held for investment to loans held for sale	6,846	94	0
Transfer from securities available for sale to securities held to maturity	18,275	0	0
Redemption of senior and subordinated notes	(1,969)	0	0
Issuance of senior and subordinated notes	1,968	0	0
Interest paid	(1,936)	(2,391)	(2,267)
Income tax paid	(1,721)	(1,621)	(923)

See Notes to Consolidated Financial Statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offers a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2013, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are hereafter collectively referred to as “we”, “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.”

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the U.K, and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Our branch of COBNA in Canada has the authority to provide credit card loans.

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 19—Business Segments.”

Recent Acquisitions and Sales

On November 1, 2013, we acquired Beech Street Capital, a privately-held, national originator and servicer of Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal Housing Authority (“FHA”) multifamily commercial real estate loans. The acquisition expands and enhances our existing multifamily capabilities and product offerings. At closing, we acquired a mortgage servicing portfolio of approximately $10 billion.

On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (“Portfolio Sale”). Pursuant to the agreement with Citibank, N.A. (“Citibank”), we received $6.4 billion for the net portfolio assets.

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

On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we closed the acquisition of substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label Credit Card business in the United States

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition). The 2012 U.S. card acquisition included (i) the acquisition of HSBC’s U.S. Credit Card portfolio, (ii) its on-going private label and co-branded partnerships, and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, approximately $27.8 billion in outstanding credit card receivables designated as held for investment (“HFI”) and approximately $327 million in other net assets.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a Variable Interest Entity (“VIE”). All significant intercompany account balances and transactions have been eliminated.

Voting Interest Entities

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that give them the power to make significant decisions relating to the entity’s operations. Since a controlling financial interest in an entity is typically obtained through ownership of a majority voting interest, we consolidate our majority-owned subsidiaries and other voting interest entities in which we hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through other contractual rights.

Investments in entities where we do not have a controlling financial interest but we have significant influence over the entity’s financial and operating decisions (generally defined as owning a voting interest of 20% to 50%) are accounted for under the equity method. If we own less than 20% of a voting interest entity, we generally carry the investment at cost, except marketable equity securities, which we carry at fair value with changes in fair value included in accumulated other comprehensive income. We typically report investments accounted for under the equity or cost method in other assets on our consolidated balance sheets, and include our share of income or loss on equity method investments and dividends on cost method investments in other non-interest income in our consolidated statements of income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We perform on-going reassessments of whether entities previously evaluated under the majority voting-interest framework have become VIEs and should be subject to the VIE consolidation framework or whether changes in the nature of our involvement with a VIE results in a change in our consolidation conclusion. In the normal course of business, we have entered into various types of transactions with entities that are considered to be VIEs including securitization transactions in which we transferred assets from our balance sheet to securitization trusts. See “Note 6—Variable Interest Entities and Securitizations” for further details.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold and securities purchased under agreements to resell and interest-bearing deposits with banks, all of which, if applicable, have stated maturities of three months or less when acquired.

Securities Resale and Repurchase Agreements

Securities purchased under resale agreements and securities loaned or sold under agreements to repurchase, principally U.S. government and agency obligations, are not accounted for as sales but as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold, plus accrued interest. We continually monitor the market value of these securities and deliver additional collateral to or obtain additional collateral from counterparties, as appropriate.

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

We report securities available for sale in our consolidated balance sheets at fair value with unrealized gains and losses recorded, net of tax, as a component of Accumulated Other Comprehensive Income (“AOCI”). We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value generally consists of amortized cost. For securities transferred from available for sale to held to maturity, carrying value also includes unrealized gains and losses recognized in AOCI at the date of transfer. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We regularly evaluate our securities whose value has declined below amortized cost to assess whether the decline in fair value is other than temporary. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and other-than-temporary impairment (“OTTI”) write-down. We discuss our assessment of and accounting for OTTI in “Note 3—Investment Securities”. We discuss the techniques we use in determining the fair value of our investment securities in “Note 18—Fair Value of Financial Instruments.”

Our investment portfolio also includes certain acquired debt securities that were deemed to be credit impaired at the acquisition date, and therefore are accounted for in accordance with accounting guidance for purchased credit-impaired loans and debt securities. These securities are recorded at fair value at the acquisition date using the estimated cash flows we expect to collect discounted by the prevailing market interest rate. The difference between the contractually required payments due and the cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and recognized in interest income using an effective yield method over the remaining life of the security. Decreases in expected cash flows attributable to credit result in the recognition of other-than-temporary impairment. Increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield. See “Loans Acquired” in this Note for further discussion of accounting guidance for purchased credit-impaired loans and debt securities.

Loans

Our total loan portfolio consists of credit card, consumer banking and commercial banking loans that we own and loans that underlie our securitization trusts. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loan Classification

Upon origination or purchase, we classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans which may change over time. The accounting and measurement framework for loans differs depending on the loan classification, whether the loans are originated or purchased and whether purchased loans are considered credit-impaired at the date of acquisition. We used the term “Acquired Loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”).

The classification criteria and accounting and measurement framework for loans held for investment, including loans purchased, and loans held for sale are described below.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Investment

Loans that we have the ability and intent to hold for the foreseeable future and loans associated with on-balance sheet securitization transactions accounted for as secured borrowings are classified as held for investment. Loans classified as held for investment, except Acquired Loans accounted for based upon expected cash flows, are reported at their amortized cost, which is the outstanding principal balance, net of any unearned income, unamortized deferred fees and costs, unamortized premiums and discounts and charge-offs. Credit card loans also include billed finance charges and fees, net of the estimated uncollectible amount.

Interest income is recognized on loans held for investment on an accrual basis. We generally defer certain loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the effective interest method. Where appropriate, prepayment estimates are factored into the calculation of the constant effective yield necessary to apply the interest method. Prepayment estimates are based on historical prepayment data and existing and forecasted interest rates and economic data. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period. We establish an allowance for loan losses for probable losses inherent in our held for investment loan portfolio as of each balance sheet date.

Cash flows related to unrestricted loans held for investment are included in cash flows from investing activities in our consolidated statements of cash flows. Because our securitization transactions are accounted for as secured borrowings, the cash flows from these transactions are presented as cash flows from financing activities in our consolidated statements of cash flows.

Loans Held for Sale

Loans purchased or originated with the intent to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale, reported at the lower of amortized cost or fair value and have interest recognized on the accrual basis. Loan origination fees and the direct loan origination costs are deferred until the loan is sold and recognized as part of the total gain or loss on sale. The fair value of loans held for sale is determined on an aggregate homogeneous portfolio basis.

If a loan is transferred from held for investment to held for sale, declines in fair value related to credit are recorded as a charge-off and amortization of deferred loan origination fees and costs ceases. Subsequent to transfer, we report write-downs or recoveries in fair value up to the amortized cost and realized gains or losses on loans held for sale in our consolidated statements of income as a component of other non-interest income. We calculate the gain or loss on loan sales as the difference between the proceeds received and the carrying value of the loans sold, net of the fair value of any retained servicing rights.

Loans Acquired

Loans Acquired and Accounted for Based on Expected Cash Flows

All purchased loans, including loans transferred in a business combination, acquired on or after January 1, 2009, are recorded at fair value, which incorporates expected future losses, as of the date of each acquisition. While we may purchase loans with or without evidence of credit deterioration since origination, we elect to account for purchased loans using the guidance for accounting for purchased credit-impaired loans and debt securities, which is based upon expected cash flows, unless specifically scoped out of the guidance.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accounting for purchased loans based on expected cash flows, we first determine the contractually required payments due, which represent the total undiscounted amount of all uncollected principal and interest payments, adjusted for the effect of estimated prepayments. We then estimate the undiscounted cash flows we expect to collect by incorporating several key assumptions including default rates, loss severities and the amount and timing of prepayments. We estimate the fair value by discounting the estimated cash flows we expect to collect using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. We are permitted to aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset, with a single composite interest rate and an aggregate fair value and expected cash flows.

The difference between total contractual payments on the loans and all expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows resulting from further credit deterioration will generally result in a loan loss recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference will absorb the majority of the losses associated with these loans. The excess of cash flows expected to be collected over the estimated fair value of purchased loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheets, but is accreted into interest income over the life of the loan, or pool of loans, using the effective interest method.

Subsequent to acquisition, we are required to periodically evaluate our estimate of cash flows expected to be collected. These evaluations, which we perform quarterly, require the use of key assumptions and estimates similar to those used in estimating the initial fair value at acquisition. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from the nonaccretable difference to the accretable yield. Decreases in expected cash flows resulting from credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Increases in the cash flows expected to be collected would first reduce any previously recorded allowance for loan and lease losses established subsequent to acquisition. The excess over the recorded allowance for loan and lease losses would result in a reclassification to the accretable yield from the nonaccretable difference and an increase in interest income recognized over the remaining life of the loan or pool of loans. Disposals of loans, which may include sales to third parties, receipt of payments in full or in part by the borrower, and foreclosure of the collateral, result in removal of the loan from the acquired loan portfolio. See “Note 4—Loans” for additional information.

Loans Acquired and Accounted for Based on Contractual Cash Flows

The substantial majority of the loans purchased in the 2012 U. S. card acquisition had existing revolving privileges at acquisition, therefore were excluded from the accounting guidance applied to the Acquired Loans described above, and accounted for based on contractual cash flows. To determine the fair value of these loans at acquisition, we discounted the contractual cash flows due using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon trends in default rates and loss severities. The difference between the fair value and the contractual cash flows is recorded as a loan discount or premium at acquisition. The premium or discount is amortized into interest income using the effective interest method over the remaining life of the loans. We are permitted to aggregate loans acquired in the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate fair value and expected cash flows.

Subsequent to acquisition, it may be necessary to record an allowance for loan and lease losses through the provision for credit losses to properly recognize an estimate of incurred losses on the existing principal balances as of each reporting date. The allowance for loan and lease losses is calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio prior to the 2012 U.S. card acquisition, as described below under “Allowance for Loan and Lease Losses”.

Loan Modifications and Restructurings

As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral. Our loan modifications typically result in reduced principal and interest payments for borrowers through an extension of the loan term, a reduction in the interest rate, or a combination of both. For credit card loan agreements, such modifications may include canceling the customer’s available line of credit on the credit card, reducing the interest rate on the card, and placing the customer on a fixed payment plan not exceeding 60 months. In some cases, we may curtail the amount of principal owed by the borrower.

A loan modification in which a concession is granted to a borrower experiencing financial difficulty is accounted for and reported as a troubled debt restructuring (“TDR”). We describe our accounting for and measurement of impairment on restructured loans below under “Impaired Loans.” See “Note 4—Loans” for additional information on our loan modifications and restructurings.

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

Nonperforming loans generally include loans that have been placed on nonaccrual status. We do not report loans accounted for under the loans held for sale as nonperforming.

Our policies for classifying loans as nonperforming, by loan category, are as follows:

•	Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off. During the fourth quarter 2012, we began classifying credit card loans issued in the U.K. as nonperforming when the account becomes either 90 or 120 days past due depending on the specific facts and circumstances.

•	Consumer banking loans: We classify consumer banking loans as nonperforming at the earlier of the date when we determine that the collectability of all interest and principal on the loan is not reasonably assured or in the period in which the loan becomes 90 days past due for auto, home loans, and unsecured small business revolving lines of credit and 120 days past due for all consumer loans, including installment loans.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Commercial banking loans: We classify commercial loans as nonperforming as of the date we determine that the collectability of all interest and principal on the loan is not reasonably assured.

•	Modified loans and troubled debt restructurings: Modified loans, including TDRs, that are current at the time of the restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming and placed on nonaccrual status until the borrower demonstrates a sustained period of performance over several payment cycles, generally six months of consecutive payments, under the modified terms of the loan.

•	Acquired Loans: Since the Acquired Loans were initially measured at fair value based on an estimate of credit losses expected to be realized over the remaining lives of the loans, we exclude these loans from our delinquency and nonperforming loan statistics.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans held for sale are also not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude Acquired Loans accounted for based on expected cash flows at acquisition because this accounting methodology takes into consideration future credit losses expected to be incurred.

Loans defined as individually impaired, based on applicable accounting guidance, include larger balance nonperforming loans and TDR loans. Our policies for identifying loans as individually impaired, by loan category, are as follows:

•	Credit card loans: Credit card loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired.

•	Consumer banking loans: Consumer loans that have been modified in a troubled debt restructuring are identified and accounted for as individually impaired. In 2013 we began including home loans written-down to collateral value.

•	Commercial banking loans: Commercial loans classified as nonperforming and commercial loans that have been modified in a troubled debt restructuring are reported as individually impaired.

•	Acquired Loans: We track and report Acquired Loans separately from other impaired loans.

The majority of individually impaired loans are evaluated for an asset-specific allowance. Although a loan modified in a TDR may be returned to accrual status if the criteria above under “Delinquent and Nonperforming Loans” are met, we would generally continue to report the loan as impaired until maturity.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Credit card loans: We generally charge-off credit card loans in the period the account becomes 180 days past due. During the fourth quarter 2012, we began charging off delinquent credit card loans for which revolving privileges have been revoked as part of a closed end loan workout when the account becomes 120 days past due. Credit card loans in bankruptcy are charged-off by the end of the month upon the receipt of a complete bankruptcy notification from the bankruptcy court. Credit card loans of deceased account holders are charged-off by the end of the month following 60 days of receipt of notification.

•	Consumer banking loans: We generally charge-off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and unsecured small business lines of credit and 120 days for auto and other non-credit card consumer loans. We calculate the initial charge-off amount for home loans based on the excess of our recorded investment in the loan over the fair value of the underlying property less estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for subsequent declines in home values. Consumer loans in bankruptcy, except for auto and home loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court. Auto and home loans in bankruptcy are charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date or in the period the loan becomes 120 days past due for auto loans and 180 days past due for home loans regardless of the bankruptcy notification date. Consumer loans of deceased account holders are charged-off by the end of the month following 60 days of receipt of notification.

•	Commercial banking loans: We charge-off commercial loans in the period we determine that the unpaid principal loan amounts are uncollectible.

•	Acquired Loans: We do not record charge-offs on Acquired Loans that are performing in accordance with or better than our expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. We record charge-offs on impaired loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition.

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

The component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses. Loss forecast models are utilized to estimate incurred losses and consider several portfolio indicators including, but not limited to, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, credit bureau scores and general economic and business trends. Management believes these factors are relevant in estimating incurred losses and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, changes in the legal and regulatory environment, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our consumer loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.

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

The asset-specific component of the allowance covers smaller-balance homogeneous credit card and other consumer loans whose terms have been modified in a TDR and larger balance nonperforming, non-homogeneous commercial loans. As discussed above under “Impaired Loans,” we generally measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. When the present value is lower than the carrying value of the loan, impairment is recognized through the provision for credit losses. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan. Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.

We record all purchased loans at fair value at acquisition. Applicable accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of Acquired Loans would trigger the recognition of impairment through our provision for credit losses. Subsequent increases in expected cash flows would first result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and then increase the accretable yield. Write-downs on purchased impaired loans in excess of the nonaccretable difference are charged against the allowance for loan and lease losses. See “Note 4—Loans” for information on loan portfolios associated with acquisitions.

In addition to the allowance for loan and lease losses, we also estimate probable losses related to contractually binding unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses on our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale. We assess these risk classifications, in conjunction with historical loss experience, utilization assumptions, current economic conditions, performance trends within specific portfolio segments and other pertinent information to estimate the reserve for unfunded lending commitments.

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses and the reserve for unfunded lending commitments in future periods.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization of Loans

We have primarily securitized credit card loans, which have provided a source of funding for us and enabled us to transfer a certain portion of the economic risk of the loans or debt securities to third parties. See “Note 6—Variable Interest Entities and Securitizations” for additional details. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust. The trust then sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of debt securities and transfers the proceeds from the debt issuance to us as consideration for the loan receivables transferred. The debt securities are collateralized by the transferred receivables from our portfolio. We remove loans from our consolidated balance sheets when securitizations qualify as sales to non-consolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing or when the sale is to a consolidated VIE, the asset will remain on our consolidated financial statements with an offsetting liability recognized for the amount of proceeds received.

Premises and Equipment

Land is carried at cost. Properties and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We capitalize direct costs incurred during the application development stage of internally developed software projects. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are estimated as follows:

Premises & Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computers and software	3-7 years
Leasehold improvements	Lesser of useful life or the remaining fixed non-cancelable lease term

Expenditures for maintenance and repairs are charged to earnings as incurred. Gains or losses upon disposition are reflected in earnings as realized.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is tested for impairment, at the reporting unit level, annually or sooner when adverse circumstances indicate that it is more than 50% likely that the carrying amount of goodwill exceeds its implied fair value. A reporting unit is defined as an operating segment or a business one level below an operating segment and goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Card, International Card, Auto, Other Consumer Banking and Commercial Banking. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If impairment exists, the second step of the impairment test is required to measure the amount of any impairment loss. Intangible assets with definite useful lives are amortized either on a straight-line or on an accelerated basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 7—Goodwill and Other Intangible Assets” for additional detail.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Subsequently, our consumer related mortgage servicing rights (“MSR”) are carried at fair value on our consolidated balance sheets with changes in fair value recognized in non-interest income. Our commercial related MSRs are subsequently measured under the amortization method and are periodically evaluated for impairment, which is recognized as a reduction in non-interest income. See “Note 7—Goodwill and Other Intangible Assets” and “Note 18—Fair Value of Financial Instruments” for additional information.

Foreclosed Property and Repossessed Assets

Foreclosed property and repossessed assets obtained through our lending activities typically include commercial and residential real estate or personal property, such as autos. Upon repossession of property obtained in satisfaction of a loan, we reclassify the loan to repossessed assets and record the acquired property at net realizable value. Net realizable value is the estimated fair value of the underlying collateral less estimated selling costs and is based on appraisals, when available. We routinely monitor and update the net realizable value of acquired property. Any changes in net realizable value and gains or losses realized from disposition of the property are recorded in non-interest expense. See “Note 18—Fair Value of Financial Instruments” for details.

Restricted Equity Investments

We have investments in Federal Home Loan Bank (“FHLB”) stock and in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) stock. These investments, which are included in other assets in our consolidated balance sheets, are not marketable and are carried at cost. We assess these investments for OTTI in accordance with applicable accounting guidance for evaluating impairment. See “Note 9—Deposits and Borrowings” for details.

Representation and Warranty Reserve

In connection with their sales of mortgage loans, certain subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. We may be required to repurchase the mortgage loan, indemnify the investor or insurer, or reimburse the investor losses incurred on the loan in the event of a material breach of contractual representations or warranties.

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

Losses incurred on loans that we are required to either repurchase or make payments to the investor under the indemnification provisions are charged against the representation and warranty reserve. The representation and warranty reserve is included in other liabilities in our consolidated balance sheets. Changes to the representation and warranty reserve related to GreenPoint Mortgage Funding, Inc. (“GreenPoint”) are reported as discontinued operations for all periods presented. See “Note 20—Commitments, Contingencies, Guarantees, and Others” for additional information related to our representation and warranty reserve.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Rewards Reserve

We offer products, primarily credit cards, which include programs that allow members to earn rewards, such as cash, gift cards, airline tickets or merchandise, based on account activity. Customer rewards costs are generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve, when the rewards are earned by the customer. The customer rewards reserve is computed based on the estimated future cost of earned points that are expected to be redeemed and the average cost per point redeemed. The customer rewards reserve is reduced as points are redeemed. In estimating the customer rewards reserve, we consider historical rewards redemption behavior, the terms of the current rewards programs and card purchase activity. The customer rewards reserve is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities in our consolidated balance sheets, totaled $2.3 billion and $2.1 billion as of December 31, 2013 and 2012, respectively.

Revenue Recognition

Interest Income and Fees

We recognize interest income, including finance charges, and fees on loans in interest and non-interest income in our consolidated statements of income in accordance with the contractual provisions of the credit arrangements. Loan origination fees and costs and premiums and discounts are generally deferred and amortized over the average life of the related loans using the effective interest method, except for credit card, which are amortized over 12 months on a straight-line basis. Direct loan origination costs consist of both internal and external costs associated with the origination of a loan.

Finance charges and fees on credit card loans, net of amounts that we consider uncollectible, are included in loan receivables and revenue when the fees are earned. Annual membership fees are deferred and amortized into income over one year on a straight-line basis. We continue to accrue finance charges and fees on credit card loans until the account is charged-off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables.

Interchange Income

Interchange income represents merchant fees for credit card transactions processed through the MasterCard® (“MasterCard”) and Visa® (“Visa”) interchange network due to the customer’s card-issuing bank, which is net of the fee retained by the merchant’s processing bank. The levels and structure of interchange rates are set by MasterCard and Visa are based on cardholder purchase volumes. We recognize interchange income as earned at the time of purchase.

Same-as-Cash Promotions

As part of certain retail partnership agreements, we offer borrowers a same-as-cash (“SAC”) promotional period during which a minimum monthly payment is due. As part of a SAC promotional program, a borrower has a period of time, typically ranging from six months to three years, to pay the principal balance in full without incurring an interest charge. If the borrower does not pay the principal balance in full prior to the expiration date of the SAC promotional period, interest charges are applied retroactive to the purchase date.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If a partnership agreement provides for profit, revenue or loss sharing payments, we must determine whether to report those payments on a gross or net basis in our consolidated financial statements. We evaluate the contractual provisions of each transaction and applicable accounting guidance to determine the manner in which to report the impact of sharing arrangements in our consolidated financial statements. Our consolidated net income is the same regardless of whether revenue and loss sharing arrangements are reported on a gross or net basis.

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

Pursuant to a partnership agreement that we entered into in August 2010 with Kohl’s Department Stores (“Retailer”), we acquired the Retailer’s existing private-label credit card loan portfolio and began issuing the Retailer’s branded private-label credit cards to new and existing customers in April 2011. The Retailer’s partnership agreement has an initial seven-year term and an automatic one-year renewal thereafter. Risk management decisions are jointly managed by the Retailer and us, but we retain final authority over risk management decisions. The Retailer has primary responsibility for handling customer service functions and advertising and marketing related to credit card customers.

Based on our assessment, we determined that the Retailer’s partnership agreement meets the definition of a collaborative arrangement. None of our other partnership agreements are considered to be collaborative arrangements.

We share a fixed percentage of revenues, consisting of finance charges and late fees, with the Retailer, and the Retailer is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the Retailer’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the Retailer are recorded as an offset against total net revenue in our consolidated statements of income. The loss sharing amounts due from the Retailer are

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as a reduction in our provision for credit losses in our consolidated statements of income. The allowance for loan and lease losses attributable to the Retailer’s portfolio is reduced by the loss sharing amount due from the Retailer.

Interest income was reduced by $965 million, $885 million, and $607 million in 2013, 2012, and 2011, respectively, for amounts earned by the Retailer, as part of the revenue sharing agreement. Loss sharing amounts attributable to the Retailer, reduced charge-offs by $161 million, $167 million, and $118 million in 2013, 2012, and 2011, respectively. The reduction in the provision for loan and lease losses attributable to the Retailer, was $119 million, $199 million, and $257 million in 2013, 2012 and 2011, respectively. The expected reimbursement from the Retailer, which is netted against our allowance for loan and lease losses, was approximately $128 million, $170 million and $139 million as of December 31, 2013, 2012, and 2011, respectively.

Stock-Based Compensation

We reserve common shares for issuance to employees, directors and third-party service providers, in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and units and performance share awards and units. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash. For awards settled in shares, we generally recognize compensation expense on a straight-line basis over the award’s service period. If an award settled in shares contains a performance condition with graded vesting, we recognize compensation expense using the accelerated attribution method. Cash-settled equity and restricted stock units are accounted for as liability awards which results in quarterly expense fluctuations based on changes in our stock price through the date that the awards are settled. Awards that continue to vest after retirement are expensed over the shorter of the period of time between the grant date and the final vesting period or between the grant date and when the participant becomes retirement eligible; awards to participants who are retirement eligible at the grant date are subject to immediate expensing upon grant. Stock-based compensation expense is included in salaries and associate benefits on the consolidated statements of income.

Stock-based compensation expense for stock options is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. Significant judgment is required when determining the inputs into the fair value model and the expected forfeiture rate of stock options. Aside from stock options, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant.

Marketing Expense

We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired. We recognized marketing expense of $1.4 billion in both 2013 and 2012, respectively. We recognized marketing expense of $1.3 billion in 2011.

Fraud Losses

We experience fraud losses from the unauthorized use of credit cards, debit cards and customer bank accounts. Additional fraud losses may be incurred when loans are obtained through fraudulent means. Transactions suspected of being fraudulent are recorded in our consolidated statements of income as a component of non-interest expense after the investigation period has completed. Recoveries of fraud losses are also included in non-interest expense. See “Note 14—Other Non-Interest Expense” for additional information.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We account for income taxes in accordance with the accounting guidance for income taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. See “Note 17—Income Taxes” for additional detail.

Earnings Per Share

We have unvested share-based payment awards which have a right to receive nonforfeitable dividends. These share-based payment awards are deemed to be participating securities. As a result, earnings per share is reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Earnings per common share is calculated by dividing net income, after deducting dividends on preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares. We calculate diluted earnings per share by dividing net income, after deducting dividends on preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents (for example, warrants, stock options, restricted stock awards and units and performance share awards and units). Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares sold during the period. Dilution is not considered when the company is in a net loss position. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share.

Derivative Instruments and Hedging Activities

All derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities. We report derivatives in a gain position, or derivative assets, in our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, in our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. See “Note 10—Derivative Instruments and Hedging Activities” for additional detail on the accounting for derivative instruments, including those designated as qualifying for hedge accounting.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. Accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of and for the years ended December 31, 2013, 2012 and 2011. See “Note 18—Fair Value of Financial Instruments” for additional information.

Accounting for Acquisitions

We account for business combinations under the acquisition method of accounting. Under the acquisition method, tangible and intangible identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recorded at fair value as of the acquisition date, with limited exceptions. Transaction costs and costs to restructure the acquired company are expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. Likewise, if the fair value of the net assets acquired is greater than the acquisition price, a bargain purchase gain is recognized and recorded in non-interest income.

If the acquired set of activities and assets does not meet the accounting definition of a business, the transaction is accounted for as an asset acquisition. In an asset acquisition, the assets acquired are recorded at the purchase price plus any transaction costs incurred and, therefore, no goodwill is recognized.

Accounting Standards Adopted in 2013

New Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance permitting the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, “OIS”) as a benchmark interest rate for hedge accounting purposes. The addition of OIS expands the number of benchmark interest rates to three, including the US Treasury rate and London Interbank Offered Rate swap rate. The guidance also removes the previous restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. See “Note 10—Derivative Instruments and Hedging Activities” for further details regarding the impact derivative contracts designated as qualifying accounting hedges have on our financial condition and results of operations.

Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued new guidance requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The new

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The guidance was effective for reporting periods beginning after December 15, 2012. Our adoption of the guidance on January 1, 2013 had no impact on our financial condition, results of operations or liquidity as it only affects our disclosures. See “Note 11—Stockholders’ Equity” for further details.

Offsetting Financial Assets and Liabilities

Effective January, 2013, we were required to disclose both gross and net information about instruments and transactions eligible for offset on the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures are required irrespective of whether such instruments are presented gross or net on the balance sheet. The guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity as it only affects our disclosures. See “Note 10—Derivative Instruments and Hedging Activities” for further details.

Recently Issued but Not Yet Adopted Accounting Standards

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation, within the scope of this guidance, is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance clarifies that an entity shall measure obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. We do not expect our adoption of this guidance in the first quarter of 2014 to have a significant effect on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.

Reclassification of Collateralized Mortgage Loan Upon Foreclosure

In January 2014, the FASB issued guidance clarifying when an entity should reclassify a consumer mortgage loan collateralized by residential real estate to foreclosed property. Reclassification should occur when the creditor obtains legal title to the residential real estate property or when the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. An entity should not wait until a redemption period, if any, has expired to reclassify a consumer mortgage loan to foreclosed property. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We do not expect our adoption of this guidance in the first quarter of 2015 to have a significant effect on our financial condition, results of operations or liquidity as the guidance is materially consistent with our current practice.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued guidance permitting an entity to account for investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proportional method amortizes the cost of the investment over the period in which the investor receives tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these costs have been recognized within non-interest expense. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted and retrospective application required. We plan to adopt as of January 1, 2014 and do not expect the adoption to have a material impact to our financial statements.

NOTE 2—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint, which we acquired in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the years ended December 31, 2013, 2012 and 2011. We have no significant continuing involvement in these operations.

The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of out wholesale mortgage banking unit:

Table 2.1: Results of Discontinued Operations

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Non-interest expense, net	$(371)	$(343)	$(168)
Loss from discontinued operations before taxes	(371)	(343)	(168)
Income tax benefit	(138)	(126)	(62)

Loss from discontinued operations	$(233)	$(217)	$(106)

The loss from discontinued operations includes an expense of $333 million ($210 million, net of tax), $307 million ($194 million, net of tax) and $169 million ($120 million, net of tax) for 2013, 2012 and 2011, respectively, attributable to provisions for mortgage loan repurchase losses related to representations and warranties provided on loans previously sold to third parties by the wholesale mortgage banking unit. See “Note 20—Commitments, Contingencies, Guarantees, and Others” for further details.

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets, which consisted primarily of income tax assets, of $370 million and $309 million as of December 31, 2013 and 2012, respectively. Liabilities, which primarily consisted of reserves for representations and warranties on loans previously sold to third parties, totaled $960 million and $644 million as of December 31, 2013 and 2012, respectively.

NOTE 3—INVESTMENT SECURITIES

Our investment portfolio consists primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies (“Agency”); Agency and non-agency RMBS and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”), and other investments. The U.S. government agencies include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of our investments in U.S. Treasury, agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 77% of our total investment securities as of December 31, 2013 and 2012.

Our investment security portfolio includes securities available for sale as well as securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. In the third quarter of 2013, we transferred securities with a fair value of $18.3 billion on the date of transfer, from securities available for sale to securities held to maturity. We transferred these securities to held to maturity in consideration of changes to regulatory capital requirements under the final Basel III capital standard, which will begin including changes in AOCI due to securities price fluctuations. The securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer.

The table below presents the overview of our investment portfolio at December 31, 2013 and 2012.

Table 3.1 Overview of Investment Portfolio

(Dollars in millions)	December 31, 2013	December 31, 2012
Securities available for sale, at fair value	$41,800	$63,979
Securities held to maturity, at carrying value	19,132	9

Total investments	$60,932	$63,988

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2013 and 2012.

Table 3.2 Investment Securities Available for Sale

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$831	$2	$0	$833
U.S. Agency debt obligations	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	1,282	1	(49)	1,234
Residential mortgage-backed securities (“RMBS”):
Agency	21,572	239	(332)	21,479
Non-agency	3,165	450	(15)	3,600

Total RMBS	24,737	689	(347)	25,079

Commercial mortgage-backed securities (“CMBS”):
Agency	4,262	20	(84)	4,198
Non-agency	1,854	14	(60)	1,808

Total CMBS	6,116	34	(144)	6,006

Other assets backed securities (“ABS”)(2)	7,123	49	(36)	7,136
Other securities(3)	1,542	24	(55)	1,511

Total investment securities available for sale	$41,632	$799	$(631)	$41,800

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$1,548	$4	$0	$1,552
U.S. Agency debt obligations	301	2	(1)	302
Corporate debt securities guaranteed by U.S. government agencies	1,003	10	(1)	1,012
RMBS:
Agency	39,408	652	(58)	40,002
Non-agency	3,607	312	(48)	3,871

Total RMBS	43,015	964	(106)	43,873

CMBS:
Agency	6,045	103	(4)	6,144
Non-agency	1,425	62	(2)	1,485

Total CMBS	7,470	165	(6)	7,629

Other ABS(2)	8,393	70	(5)	8,458
Other securities(3)	1,120	34	(1)	1,153

Total investment securities available for sale	$62,850	$1,249	$(120)	$63,979

(1)	Includes non-credit related OTTI losses recorded in AOCI of $12 million and $38 million as of December 31, 2013 and 2012, respectively, substantially all of which is related to non-agency RMBS.
(2)	The ABS collateralized by credit card loans constituted approximately 65% and 64% of the other ABS portfolio as of December 31, 2013, and 2012, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 15% and 18% of the other ABS portfolio as of December 31, 2013, and 2012, respectively. Approximately 87% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of December 31, 2013, compared with 82% as of December 31, 2012.
(3)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2013 and 2012.

Table 3.3 Investment Securities Held to Maturity

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
RMBS
Agency	$18,746	$(1,303)	$17,443	$72	$(30)	$17,485
CMBS
Agency	1,821	(132)	1,689	16	(5)	1,700

Total investment securities held to maturity	$20,567	$(1,435)	$19,132	$88	$(35)	$19,185

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Other ABS	$9	$0	$9	$0	$0	$9

Total investment securities held to maturity	$9	$0	$9	$0	$0	$9

(1)	Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

Investment Securities in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and December 31, 2012.

Table 3.4: Securities in Unrealized Loss Position

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$1,143	$(47)	$46	$(2)	$1,189	$(49)
RMBS:
Agency	9,769	(263)	1,770	(69)	11,539	(332)
Non-agency	454	(10)	56	(5)	510	(15)

Total RMBS	10,223	(273)	1,826	(74)	12,049	(347)

CMBS:
Agency	2,842	(74)	256	(10)	3,098	(84)
Non-agency	952	(43)	183	(17)	1,135	(60)

Total CMBS	3,794	(117)	439	(27)	4,233	(144)

Other ABS	2,528	(34)	392	(2)	2,920	(36)
Other securities	1,149	(51)	57	(4)	1,206	(55)

Total investment securities available for sale in a gross unrealized loss position	$18,837	$(522)	$2,760	$(109)	$21,597	$(631)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Agency debt obligations	$199	$(1)	$0	$0	$199	$(1)
Corporate debt securities guaranteed by U.S. government agencies	172	(1)	0	0	172	(1)
RMBS:
Agency	8,720	(46)	884	(12)	9,604	(58)
Non-agency	196	(19)	471	(29)	667	(48)

Total RMBS	8,916	(65)	1,355	(41)	10,271	(106)

CMBS:
Agency	1,009	(4)	0	0	1,009	(4)
Non-agency	201	(2)	0	0	201	(2)

Total CMBS	1,210	(6)	0	0	1,210	(6)

Other ABS	1,102	(4)	99	(1)	1,201	(5)
Other securities	103	0	13	(1)	116	(1)

Total investment securities available for sale in a gross unrealized loss position	$11,702	$(77)	$1,467	$(43)	$13,169	$(120)

At December 31, 2013, the amortized cost of approximately 900 securities available for sale exceeded their fair value by $631 million, of which $109 million related to investment securities that had been in a loss position for 12 months or longer. Our investments in non-agency RMBS and CMBS, non-agency ABS, and other securities accounted for $166 million, or 26%, of total gross unrealized losses on securities available for sale as of December 31, 2013.

As of December 31, 2013, the carrying value of less than 100 securities held to maturity exceeded their fair value by $35 million. All of these unrecognized losses relate to securities held to maturity that have been in a loss position for less than 12 months as of December 31, 2013.

As discussed in more detail below in the “Other-Than-Temporary Impairment” section of this footnote, we conduct periodic reviews of all investment securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded credit impairment of $41 million for the year ended December 31, 2013, and non-credit related OTTI recorded in AOCI of $12 million as of December 31, 2013, both of which were substantially related to our non-agency RMBS.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Yields of Investment Securities

The following tables summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of December 31, 2013:

Table 3.5: Contractual Maturities of Securities Available for Sale

	December 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,876	$1,879
Due after 1 year through 5 years	5,668	5,673
Due after 5 years through 10 years	4,204	4,112
Due after 10 years(1)	29,884	30,136

Total	$41,632	$41,800

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Table 3.6: Contractual Maturities of Securities Held to Maturity

	December 31, 2013
(Dollars in millions)	Carrying Value	Fair Value
Due after 5 years through 10 years	$1,062	$1,076
Due after 10 years	18,070	18,109

Total	$19,132	$19,185

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the expected weighted average yields of our investment securities as of December 31, 2013.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 3.7: Expected Maturities and Weighted Average Yields of Securities

	December 31, 2013
	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
(Dollars in millions)	Amount	Amount	Amount	Amount	Amount
Fair value of securities available for sale:
U.S. Treasury debt obligations	$663	$170	$0	$0	$833
U.S. Agency debt obligations	1	0	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	220	1,001	13	1,234
RMBS:
Agency	94	5,721	15,664	0	21,479
Non-agency	42	1,605	1,547	406	3,600

Total RMBS	136	7,326	17,211	406	25,079

CMBS:
Agency	358	2,884	956	0	4,198
Non-agency	110	481	1,199	18	1,808

Total CMBS	468	3,365	2,155	18	6,006

Other ABS	1,580	4,628	808	120	7,136
Other securities(1)	174	503	718	116	1,511

Total securities available for sale	3,022	16,212	21,893	673	41,800

Amortized cost of securities available for sale	$3,019	$16,028	$22,001	$584	$41,632

Weighted average yield for securities available for sale(2)	1.25%	2.29%	2.68%	7.57%	2.50%

Carrying value of securities held to maturity:
RMBS:
Agency	$0	$0	$11,845	$5,598	$17,443
CMBS:
Agency	0	400	1,281	8	1,689

Total securities held for maturity	0	400	13,126	5,606	19,132

Fair value of securities held to maturity	$0	$400	$13,164	$5,621	$19,185

Weighted average yield for securities held to maturity(2)	0.00%	3.46%	3.09%	3.33%	3.17%

(1)	Yields of tax-exempt securities are calculated on a fully taxable-equivalent (“FTE”) basis.
(2)	Yields are calculated based on the amortized cost of each security.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position at least on a quarterly basis, and more often as market conditions require, to assess whether the impairment is other-than-temporary. Our OTTI assessment is based on a discounted cash flow analysis which requires careful use of judgments and assumptions. A number of qualitative and quantitative criteria may be considered in our assessment as applicable, including the size and the nature of the portfolio; historical and projected performance such as prepayment, default and loss severity for the RMBS portfolio; recent credit events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings of the issuer and any failure or delay of the issuer to make scheduled interest or principal payments; the value of underlying collateral; our intent and ability to hold the security for a long term; and current and projected market and macro-economic conditions.

For a debt security that has experienced a decline in the fair value below amortized cost basis, we recognize OTTI in earnings if we have the intent to sell the security, or if we believe it is more-likely-than-not that we will be required to sell in the near term. For those securities that we do not intend to sell or expect to be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors, such as interest rates. Credit-related impairment is recognized in earnings, with the remaining unrealized non-credit related impairment recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected cash flows, discounted based on the effective yield.

The table below presents activity for the years ended December 31, 2013, 2012 and 2011, related to the credit component of OTTI recognized in earnings on debt securities:

Table 3.8 Credit Impairment Rollforward

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Credit loss component, beginning of period	$120	$68	$49
Additions:
Initial credit impairment	14	22	3
Subsequent credit impairment	27	30	18

Total additions	41	52	21

Reductions:
Payoff or sales of credit-impaired securities	(1)	0	(2)

Credit loss component, end of period	$160	$120	$68

Gross unrealized losses on our investment securities have generally increased since December 31, 2012. We believe the unrealized losses related to investment securities for which we have not recognized credit impairment are primarily attributable to changes in market interest rates. In addition, we do not intend to sell these securities with unrealized losses, and it is not likely that we will be required to sell these securities prior to recovery of their amortized cost. Except for the securities reported in the table above for which credit losses have been recognized in earnings, we believe the securities with an unrealized loss in AOCI are not other than temporarily impaired as of December 31, 2013.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized Gains and Losses on Securities

The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale recognized in earnings for the years ended December 31, 2013, 2012 and 2011. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.

Table 3.9: Realized Gains and Losses on Securities Available for Sale

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Gross realized investment gains	$8	$56	$259
Gross realized investment losses	(1)	(11)	0

Net realized gains	$7	$45	$259

Total proceeds from sales	$2,539	$16,894	$9,169

Securities Pledged and Received

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the FHLB and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $10.7 billion and $13.8 billion as of December 31, 2013 and 2012, respectively. We pledged securities held to maturity with a carrying value of $8.2 billion as of December 31, 2013, and we did not pledge any securities held to maturity as of December 31, 2012. Of the total securities pledged as collateral, we have encumbered $17.3 billion and $13.8 billion as of December 31, 2013, and 2012 respectively, primarily related to FHLB transactions and Public Fund deposits. We accepted pledges of securities with a fair value of $53 million and $238 million as of December 31, 2013 and 2012, respectively, primarily related to our derivative transactions.

Securities Acquired

Our investment portfolio includes certain acquired debt securities that were deemed to be credit impaired at acquisition date. These securities are accounted for in accordance with accounting guidance for purchased credit-impaired debt securities.

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired debt securities as of December 31, 2013 and 2012.

Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	December 31, 2013	December 31, 2012
Contractual principal and interest	$4,700	$5,242
Carrying value	2,896	2,887
Amortized Cost	2,432	2,585

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:

Table 3.11: Changes in Accretable Yield of Acquired Securities

(Dollars in millions)	Purchased Credit-Impaired Securities
Accretable yield as of December 31, 2011	$0
Additions from new acquisitions(1)	1,743
Accretion recognized in earnings	(202)
Reductions due to disposals, transfers, and other	0
Net reclassifications (to)/from nonaccretable difference	(29)

Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions	88
Accretion recognized in earnings	(247)
Reduction due to disposals, transfers, and other	(2)
Net reclassifications (to)/from nonaccretable difference	72

Accretable yield as of December 31, 2013	$1,423

(1)	Includes securities acquired in the ING Direct acquisition as well as other securities purchased.

NOTE 4—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans held for investment, loans held for sale and loans underlying our securitization trust. Our loan portfolio, by segment, consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loans Acquired in Business Acquisitions

Loans Acquired and Accounted for Based on Expected Cash Flows

Our portfolio of loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition.

Acquired Loans accounted for based on expected cash flows to be collected was $28.6 billion as of December 31, 2013, compared with $37.1 billion as of December 31, 2012.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results on an aggregated pool basis for loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of a loan loss through our provision for credit

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. We reduced the allowance and provision for credit losses by $19 million for the year ended December 31, 2013 and increased the allowance and provision for credit losses by $31 million for the year ended December 31, 2012 related to certain pools of Acquired Loans. The allowance on Acquired Loans totaled $38 million and $57 million as of December 31, 2013 and 2012, respectively. The credit performance of the remaining pools has generally been more favorable than expected, which has resulted in the reclassification of amounts from the nonaccretable difference to the accretable yield.

Loans Acquired and Accounted for Based on Contractual Cash Flows

Of the loans acquired in the 2012 U.S. card acquisition, at acquisition there were $26.2 billion of loans designated as held for investment that had revolving privileges at acquisition and were, therefore, accounted for based on contractual cash flows. These loans were recorded at a fair value of $26.9 billion, resulting in a net premium of $705 million at acquisition. We are required to amortize the $705 million net premium as an adjustment to interest income over the remaining life of the loans. Given the guidance applicable to purchased revolving loans, it was necessary to record an allowance through provision for credit losses to properly recognize an estimate of incurred losses on the existing principal balances. At acquisition, we recorded a provision for credit losses of $1.2 billion to establish an initial allowance primarily related to these loans. The allowance was calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio. The provision for credit losses of $1.2 billion is included in the total provision for credit losses of $4.4 billion recorded during 2012 as indicated in “Note 5—Allowance for Loan and Lease Losses”.

Excluded from the amounts above were purchased revolving loans from the 2012 U.S. card acquisition with a fair value of $471 million that we designated as held for sale at acquisition. We closed on the sale of these receivables in the third quarter of 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 4.1 below presents the composition of our portfolio of loans held for investment, which includes restricted loans for securitization investors, as of December 31, 2013 and 2012.

Table 4.1: Loan Portfolio Composition

(Dollars in millions)	December 31, 2013	December 31, 2012
Credit Card:
Domestic credit card loans	$72,932	$82,328
International credit card loans	8,050	8,614

Total credit card loans	80,982	90,942

Domestic installment loans	323	813

Total credit card	81,305	91,755

Consumer Banking:
Auto	31,857	27,123
Home loan	35,282	44,100
Retail banking	3,623	3,904

Total consumer banking	70,762	75,127

Commercial Banking:(1)
Commercial and multifamily real estate	20,750	17,732
Commercial and industrial	23,309	19,892

Total commercial lending	44,059	37,624
Small-ticket commercial real estate	952	1,196

Total commercial banking	45,011	38,820
Other:
Other loans	121	187

Total loans	$197,199	$205,889

(1)	Includes construction loans and land development loans totaling $2.0 billion and $2.1 billion as of December 31, 2013 and 2012, respectively.

On February 19, 2013, we announced the Portfolio Sale of loans that we acquired in the 2012 U.S. card acquisition. We reclassified the assets subject to the sale agreement, which included loans of approximately $7 billion as of the date of the transfer, to the held for sale category from the held for investment category in the first quarter of 2013.

We transferred the net assets subject to the sale agreement to the held for sale category upon meeting the pertinent criteria for this classification during the first quarter of 2013. The loan portfolio was transferred to held for sale based upon the carrying value of the loans, including the transfer of the allowance for loan losses. All other net assets subject to the sale agreement were transferred to held for sale at fair value less costs to sell. During the held for sale period, we continued to recognize interest and fee income on the transferred loans, and did not recognize any impacts from charge-offs and recoveries unless these net charge-offs exceeded the associated transferred allowance for loan losses. The amortization and accretion on the related intangibles ceased upon the transfer to the held for sale category. The Portfolio Sale was completed on September 6, 2013. We recognized $26 million of lower of cost or fair value adjustments related to the portfolio assets.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had total loans held for sale of $218 million and $201 million as of December 31, 2013 and 2012, respectively.

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

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming. We present the information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of December 31, 2013 and 2012.

Table 4.2: Credit Quality

	December 31, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card	$70,678	$778	$549	$1,187	$2,514	$63	$73,255	$1,187	$0
International credit card	7,683	141	85	141	367	0	8,050	96	88

Total credit card	78,361	919	634	1,328	2,881	63	81,305	1,283	88

Consumer Banking:
Auto	29,477	1,519	662	194	2,375	5	31,857	0	194
Home loan	6,775	60	24	239	323	28,184	35,282	0	376
Retail banking	3,535	21	8	23	52	36	3,623	2	41

Total consumer banking	39,787	1,600	694	456	2,750	28,225	70,762	2	611

Commercial Banking:
Commercial and multifamily real estate	20,602	17	11	36	64	84	20,750	2	52
Commercial and industrial	23,023	69	1	38	108	178	23,309	4	93

Total commercial lending	43,625	86	12	74	172	262	44,059	6	145

Small-ticket commercial real estate	941	8	2	1	11	0	952	0	4

Total commercial banking	44,566	94	14	75	183	262	45,011	6	149

Other:
Other loans	102	4	2	13	19	0	121	0	19

Total	$162,816	$2,617	$1,344	$1,872	$5,833	$28,550	$197,199	$1,291	$867

% of Total loans	82.5%	1.3%	0.8%	0.9%	3.0%	14.5%	100.0%	0.7%	0.4%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	> 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card	$79,852	$932	$659	$1,410	$3,001	$288	$83,141	$1,410	$0
International credit card	8,227	145	89	153	387	0	8,614	100	100

Total credit card	88,079	1,077	748	1,563	3,388	288	91,755	1,510	100

Consumer Banking:
Auto	25,057	1,341	559	149	2,049	17	27,123	0	149
Home loan	7,317	63	29	288	380	36,403	44,100	0	422
Retail banking	3,789	26	10	45	81	34	3,904	1	71

Total consumer banking	36,163	1,430	598	482	2,510	36,454	75,127	1	642

Commercial Banking:
Commercial and multifamily real estate	17,357	64	77	107	248	127	17,732	2	137
Commercial and industrial	19,525	57	3	75	135	232	19,892	14	133

Total commercial lending	36,882	121	80	182	383	359	37,624	16	270

Small-ticket commercial real estate	1,153	28	9	6	43	0	1,196	0	12

Total commercial banking	38,035	149	89	188	426	359	38,820	16	282

Other:
Other loans	118	8	5	23	36	33	187	0	30

Total	$162,395	$2,664	$1,440	$2,256	$6,360	$37,134	$205,889	$1,527	$1,054

% of Total loans	78.9%	1.3%	0.7%	1.1%	3.1%	18.0%	100.0%	0.7%	0.5%

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of December 31, 2013 and 2012. We also present comparative net charge-offs for the years ended December 31, 2013 and 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	December 31, 2013
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$7,934	9.8%	$6	0.0%	$7,940	9.8%
New York	5,271	6.5	6	0.0	5,277	6.5
Texas	4,989	6.1	4	0.0	4,993	6.1
Florida	4,321	5.3	4	0.0	4,325	5.3
Illinois	3,600	4.4	3	0.0	3,603	4.4
Pennsylvania	3,439	4.2	3	0.0	3,442	4.2
Ohio	2,963	3.6	2	0.0	2,965	3.6
New Jersey	2,734	3.4	2	0.0	2,736	3.4
Michigan	2,593	3.2	2	0.0	2,595	3.2
Other	35,348	43.5	31	0.1	35,379	43.6

Total domestic credit card and installment loans	73,192	90.0	63	0.1	73,255	90.1

International credit card:
United Kingdom	3,547	4.4	0	0.0	3,547	4.4
Canada	4,503	5.5	0	0.0	4,503	5.5

Total international credit card	8,050	9.9	0	0.0	8,050	9.9

Total credit card and installment loans	$81,242	99.9%	$63	0.1%	$81,305	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$2,864	3.52%	$17	0.02%	$2,881	3.54%
90+ day delinquencies(2)	1,321	1.62	7	0.01	1,328	1.63

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$9,245	10.0%	$31	0.1%	$9,276	10.1%
Texas	5,910	6.5	23	0.0	5,933	6.5
New York	5,846	6.4	23	0.0	5,869	6.4
Florida	4,835	5.3	17	0.0	4,852	5.3
Illinois	4,100	4.5	15	0.0	4,115	4.5
Pennsylvania	3,861	4.2	14	0.0	3,875	4.2
Ohio	3,351	3.6	12	0.0	3,363	3.6
New Jersey	3,060	3.3	10	0.0	3,070	3.3
Michigan	2,917	3.2	11	0.0	2,928	3.2
Other	39,728	43.3	132	0.2	39,860	43.5

Total domestic credit card and installment loans	82,853	90.3	288	0.3	83,141	90.6

International credit card:
United Kingdom	3,678	4.0	0	0.0	3,678	4.0
Canada	4,936	5.4	0	0.0	4,936	5.4

Total international credit card	8,614	9.4	0	0.0	8,614	9.4

Total credit card and installment loans	$91,467	99.7%	$288	0.3%	$91,755	100.0%

Selected credit metrics:
30+ day delinquencies(2)	$3,326	3.62%	$62	0.07%	$3,388	3.69%
90+ day delinquencies(2)	1,530	1.67	33	0.03	1,563	1.70

(1)	Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held-for-investment credit card loans as of the end of the reported period.
(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.

Table 4.4: Credit Card: Net Charge-offs

	Year Ended December 31,
	2013		2012
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Domestic credit card	$2,904	4.08%	$2,532	3.53%
International credit card	381	4.78	412	4.98

Total	$3,285	4.15%	$2,944	3.68%

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.

The 30+ day delinquency rate for our entire credit card loan portfolio decreased to 3.54% as of December 31, 2013, from 3.69% as of December 31, 2012, reflecting underlying credit improvement trends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including Acquired Loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding Acquired Loans, as of December 31, 2013 and 2012, and net charge-offs for 2013 and 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	December 31, 2013
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,736	6.7%	$0	0.0%	$4,736	6.7%
California	3,297	4.7	0	0.0	3,297	4.7
Florida	2,076	2.9	0	0.0	2,076	2.9
Georgia	1,709	2.4	0	0.0	1,709	2.4
Louisiana	1,677	2.4	0	0.0	1,677	2.4
Illinois	1,291	1.8	0	0.0	1,291	1.8
Ohio	1,267	1.8	0	0.0	1,267	1.8
Other	15,799	22.3	5	0.0	15,804	22.3

Total auto	31,852	45.0	5	0.0	31,857	45.0

Home loan:
California	1,010	1.5	7,153	10.1	8,163	11.6
New York	1,502	2.1	1,265	1.8	2,767	3.9
Illinois	88	0.1	2,183	3.1	2,271	3.2
Maryland	418	0.6	1,495	2.1	1,913	2.7
New Jersey	362	0.5	1,409	2.0	1,771	2.5
Virginia	351	0.5	1,367	1.9	1,718	2.4
Florida	177	0.3	1,477	2.1	1,654	2.4
Other	3,190	4.5	11,835	16.7	15,025	21.2

Total home loan	7,098	10.1	28,184	39.8	35,282	49.9

Retail banking:
Louisiana	1,234	1.7	0	0.0	1,234	1.7
New York	859	1.2	0	0.0	859	1.2
Texas	772	1.1	0	0.0	772	1.1
New Jersey	280	0.4	0	0.0	280	0.4
Maryland	125	0.1	17	0.1	142	0.2
Virginia	96	0.1	12	0.0	108	0.1
California	37	0.1	0	0.0	37	0.1
Other	184	0.3	7	0.0	191	0.3

Total retail banking	3,587	5.0	36	0.1	3,623	5.1

Total consumer banking	$42,537	60.1%	$28,225	39.9%	$70,762	100.0%

	December 31, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:
30+ day delinquencies	$2,375	7.46%	$323	4.55%	$52	1.46%	$2,750	6.47%
90+ day delinquencies	194	0.61	239	3.37	23	0.66	456	1.07
Nonperforming loans	194	0.61	376	5.29	41	1.15	611	1.44

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,317	5.7%	$0	0.0%	$4,317	5.7%
California	2,676	3.6	0	0.0	2,676	3.6
Florida	1,621	2.1	0	0.0	1,621	2.1
Louisiana	1,504	2.0	0	0.0	1,504	2.0
Georgia	1,404	1.9	0	0.0	1,404	1.9
Illinois	1,134	1.5	0	0.0	1,134	1.5
Ohio	1,032	1.4	0	0.0	1,032	1.4
Other	13,418	17.8	17	0.1	13,435	17.9

Total auto	27,106	36.0	17	0.1	27,123	36.1

Home loan:
California	1,168	1.6	9,098	12.1	10,266	13.7
New York	1,678	2.2	1,598	2.1	3,276	4.3
Illinois	102	0.1	2,875	3.8	2,977	3.9
Maryland	403	0.5	1,878	2.5	2,281	3.0
New Jersey	402	0.5	1,717	2.3	2,119	2.8
Virginia	342	0.5	1,748	2.3	2,090	2.8
Florida	183	0.3	1,863	2.5	2,046	2.8
Other	3,419	4.6	15,626	20.8	19,045	25.4

Total home loan	7,697	10.3	36,403	48.4	44,100	58.7

Retail banking:
Louisiana	1,447	1.9	0	0.0	1,447	1.9
New York	864	1.2	0	0.0	864	1.2
Texas	844	1.1	0	0.0	844	1.1
New Jersey	312	0.4	0	0.0	312	0.4
Maryland	96	0.1	20	0.1	116	0.2
Virginia	78	0.1	9	0.0	87	0.1
California	47	0.1	0	0.0	47	0.1
Other	182	0.2	5	0.0	187	0.2

Total retail banking	3,870	5.1	34	0.1	3,904	5.2

Total consumer banking	$38,673	51.4%	$36,454	48.6%	$75,127	100.0%

	December 31, 2012
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:(2)
30+ day delinquencies	$2,049	7.56%	$380	4.94%	$81	2.09%	$2,510	6.49%
90+ day delinquencies	149	0.55	288	3.74	45	1.16	482	1.25
Nonperforming loans	149	0.55	422	5.48	71	1.83	642	1.66

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
(2)	Credit performance statistics exclude Acquired Loans, which were recorded at fair value at acquisition.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 4.6: Consumer Banking: Net Charge-offs

	Year Ended December 31,
	2013		2012
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$546	1.85%	$414	1.66%
Home Loan	16	0.04	52	0.12
Retail Banking	54	1.46	65	1.57

Total Consumer Banking	$616	0.85%	$531	0.74%

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards and loans. The following table presents the distribution of our home loan portfolio as of December 31, 2013 and 2012, based on selected key risk characteristics.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2006	$3,389	9.6%	$6,490	18.4%	$9,879	28.0%
2007	363	1.0	5,276	14.9	5,639	15.9
2008	212	0.6	4,084	11.6	4,296	12.2
2009	129	0.4	2,531	7.2	2,660	7.6
2010	142	0.4	4,251	12.1	4,393	12.5
2011	259	0.7	4,655	13.2	4,914	13.9
2012	1,918	5.4	805	2.3	2,723	7.7
2013(3)	686	2.0	92	0.2	778	2.2

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Geographic concentration:(2)
California	$1,010	2.9%	$7,153	20.3%	$8,163	23.2%
New York	1,502	4.2	1,265	3.6	2,767	7.8
Illinois	88	0.2	2,183	6.2	2,271	6.4
Maryland	418	1.2	1,495	4.2	1,913	5.4
New Jersey	362	1.0	1,409	4.0	1,771	5.0
Virginia	351	1.0	1,367	3.9	1,718	4.9
Florida	177	0.5	1,477	4.2	1,654	4.7
Arizona	91	0.3	1,439	4.1	1,530	4.4
Washington	100	0.3	1,302	3.7	1,402	4.0
Louisiana	1,282	3.6	47	0.1	1,329	3.7
Other	1,717	4.9	9,047	25.6	10,764	30.5

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Lien type:
1st lien	$6,020	17.1%	$27,768	78.7%	$33,788	95.8%
2nd lien	1,078	3.0	416	1.2	1,494	4.2

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Interest rate type:
Fixed rate	$2,478	7.0%	$3,434	9.7%	$5,912	16.7%
Adjustable rate	4,620	13.1	24,750	70.2	29,370	83.3

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:
< = 2006	$4,104	9.3%	$7,723	17.5%	$11,827	26.8%
2007	446	1.0	6,189	14.0	6,635	15.0
2008	257	0.6	5,210	11.8	5,467	12.4
2009	167	0.4	3,438	7.8	3,605	8.2
2010	188	0.4	6,024	13.7	6,212	14.1
2011	324	0.7	6,705	15.2	7,029	15.9
2012	2,211	5.1	1,114	2.5	3,325	7.6

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Geographic concentration:(2)
California	$1,168	2.7%	$9,098	20.6%	$10,266	23.3%
New York	1,678	3.8	1,598	3.6	3,276	7.4
Illinois	102	0.2	2,875	6.5	2,977	6.7
Maryland	403	0.9	1,878	4.3	2,281	5.2
New Jersey	402	0.9	1,717	3.9	2,119	4.8
Virginia	342	0.8	1,748	4.0	2,090	4.8
Florida	183	0.4	1,863	4.2	2,046	4.6
Arizona	95	0.2	1,828	4.1	1,923	4.3
Washington	113	0.3	1,766	4.0	1,879	4.3
Colorado	126	0.3	1,594	3.6	1,720	3.9
Other	3,085	7.0	10,438	23.7	13,523	30.7

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Lien type:
1st lien	$6,502	14.8%	$35,905	81.4%	$42,407	96.2%
2nd lien	1,195	2.7	498	1.1	1,693	3.8

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

Interest rate type:
Fixed rate	$2,534	5.8%	$4,037	9.1%	$6,571	14.9%
Adjustable rate	5,163	11.7	32,366	73.4	37,529	85.1

Total	$7,697	17.5%	$36,403	82.5%	$44,100	100.0%

(1)	Percentages within each risk category are calculated based on total home loans held for investment.
(2)	Represents the ten states in which we have the highest concentration of home loans.
(3)	The Acquired Loans origination balance in 2013 is related to refinancing of previously acquired home loans.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of December 31, 2013 and 2012.

Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	December 31, 2013
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,543	70.1%	$5,800	24.9%	$582	61.3%	$20,925	46.4%
Mid-Atlantic	2,130	10.3	1,432	6.1	33	3.4	3,595	8.0
South	2,539	12.2	10,940	46.9	58	6.0	13,537	30.1
Other	1,454	7.0	4,959	21.3	279	29.3	6,692	14.9

Loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4
Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6

Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$20,204	97.4%	$22,448	96.3%	$941	98.9%	$43,593	96.9%
Criticized performing	409	2.0	590	2.5	8	0.8	1,007	2.2
Criticized nonperforming	53	0.2	93	0.4	3	0.3	149	0.3

Loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4

Acquired Loans:
Noncriticized	72	0.3	158	0.7	0	0.0	230	0.5
Criticized performing	12	0.1	20	0.1	0	0.0	32	0.1

Total Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6

Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$13,299	75.0%	$5,460	27.4%	$723	60.5%	$19,482	50.2%
Mid-Atlantic	1,398	7.9	1,149	5.8	47	3.9	2,594	6.7
South	2,055	11.6	9,182	46.2	72	6.0	11,309	29.1
Other	853	4.8	3,869	19.4	354	29.6	5,076	13.1

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1
Acquired Loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$16,614	93.7%	$19,073	95.9%	$1,152	96.3%	$36,839	94.9%
Criticized performing	853	4.8	454	2.3	33	2.8	1,340	3.5
Criticized nonperforming	138	0.8	133	0.6	11	0.9	282	0.7

Loans	17,605	99.3	19,660	98.8	1,196	100.0	38,461	99.1

Acquired Loans:
Noncriticized	77	0.4	228	1.2	0	0.0	305	0.8
Criticized performing	50	0.3	4	0.0	0	0.0	54	0.1

Total Acquired Loans	127	0.7	232	1.2	0	0.0	359	0.9

Total	$17,732	100.0%	$19,892	100.0%	$1,196	100.0%	$38,820	100.0%

(1)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired Loans

The following table presents information about our impaired loans, excluding Acquired Loans, which are reported separately and discussed below as of December 31, 2013 and 2012:

Table 4.9: Impaired Loans(1)

	December 31, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$609	$0	$609	$154	$455	$593	$647	$66
International credit card	171	0	171	107	64	164	170	11

Total credit card and installment loans(2)	780	0	780	261	519	757	817	77

Consumer Banking:
Auto(3)	169	186	355	16	340	590	335	62
Home loan.	244	150	394	18	375	561	418	7
Retail banking	46	40	86	10	76	105	92	1

Total consumer banking	459	376	835	44	791	1,256	845	70

Commercial Banking:
Commercial and multifamily real estate	89	49	138	13	125	162	217	1
Commercial and industrial	94	91	185	12	173	220	219	1

Total commercial lending	183	140	323	25	298	382	436	2

Small-ticket commercial real estate	2	4	6	0	6	7	16	0

Total commercial banking	185	144	329	25	304	389	452	2

Total	$1,424	$520	$1,944	$330	$1,614	$2,402	$2,114	$149

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card and installment loans:
Domestic credit card and installment loans	$701	$0	$701	$230	$471	$678	$687	$70
International credit card	172	0	172	101	71	164	192	11

Total credit card and installment loans(2)	873	0	873	331	542	842	879	81

Consumer Banking:
Auto(3)	169	159	328	20	308	606	130	31
Home loan	145	0	145	13	132	167	120	4
Retail banking	61	35	96	7	89	118	88	3

Total consumer banking	375	194	569	40	529	891	338	38

Commercial Banking:
Commercial and multifamily real estate	168	112	280	32	248	315	353	8
Commercial and industrial	152	92	244	22	222	277	227	6

Total commercial lending	320	204	524	54	470	592	580	14

Small-ticket commercial real estate	3	11	14	1	13	21	23	0

Total commercial banking	323	215	538	55	483	613	603	14

Total	$1,571	$409	$1,980	$426	$1,554	$2,346	$1,820	$133

(1)	Impaired Loans above include TDRs, all Commercial NPL’s, and Home Loans NPL’s with a specific impairment starting in 2013.
(2)	Credit card and installment loans include finance charges and fees.
(3)	Although auto loans from Loan Recovery Inventory (“LRI”) are not included in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

Troubled debt restructuring loans accounted for $1.7 billion and $1.8 billion of impaired loans as of December 31, 2013 and 2012, respectively. Consumer TDR loans classified as performing totaled $1.1 billion and $1.2 billion as of December 31, 2013 and 2012, respectively. Commercial TDR loans classified as performing totaled $180 million and $253 million as of December 31, 2013 and 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)	Year Ended December 31, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit Card:
Domestic credit card	$311	100%	11.62%	0%	0	0%	$0
International credit card	187	100	24.95	0	0	0	0

Total credit card	498	100	16.64	0	0	0	0

Consumer Banking:
Auto	274	31	1.37	55	9	45	109
Home loan	98	22	2.89	20	127	21	4
Retail banking	30	6	3.68	58	7	0	0

Total consumer banking	402	27	1.72	46	21	36	113

Commercial Banking:
Commercial and multifamily real estate	53	23	1.74	77	16	0	0
Commercial and industrial	47	0	0.00	79	6	0	0

Total commercial lending	100	12	1.74	78	11	0	0

Small-ticket commercial real estate	8	0	0.00	0	0	0	0

Total commercial banking	108	11	1.74	72	11	0	0

Total	$1,008	61%	13.73%	26%	18	14%	$113

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Total Loans Modified(1)	Year Ended December 31, 2012
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(8)	Average Rate Reduction(3)	% of TDR Activity(4)(8)	Average Term Extension (Months)(5)	% of TDR Activity(6)(8)	Gross Balance Reduction(7)
Credit Card:
Domestic credit card	$353	100%	11.45%	0%	0	0%	$0
International credit card	218	100	23.71	0	0	0	0

Total credit card	571	100	15.64	0	0	0	0

Consumer Banking:
Auto	338	51	6.71	69	8	50	219
Home loan	62	65	2.50	75	128	45	10
Retail banking	28	3	2.67	96	9	0	0

Total consumer banking	428	50	5.90	72	26	46	229

Commercial Banking:
Commercial and multifamily real estate	62	38	2.18	90	16	0	0
Commercial and industrial	131	7	3.90	87	13	0	0

Total commercial lending	193	17	2.67	88	14	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	193	17	2.67	88	14	0	0

Total	$1,192	69%	12.56%	40%	22	16%	$229

(1)	Represents total loans modified and accounted for as a TDR during the period. Paydowns, charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.
(2)	Percentage of loans modified and accounted for as a TDR during the period that were granted a reduced interest rate.
(3)	Weighted average interest rate reduction for those loans that received an interest rate concession.
(4)	Percentage of loans modified and accounted for as a TDR during the period that were granted a maturity date extension.
(5)	Weighted average change in maturity date for those loans that received a maturity date extension.
(6)	Percentage of loans modified and accounted for as a TDR during the period that were granted forgiveness or forbearance of a portion of their balance.
(7)	Total amount represents the gross balance forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write downs associated with the discharge of the borrower’s obligations.
(8)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

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

Table 4.11: TDR—Subsequent Payment Defaults

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	41,859	$72	43,103	$85
International credit card(1)	47,688	138	48,663	164

Total credit card	89,547	210	91,766	249

Consumer Banking:
Auto.	9,525	68	4,364	39
Home loan	33	3	99	7
Retail banking	126	7	107	11

Total consumer banking	9,684	78	4,570	57

Commercial Banking:
Commercial and multifamily real estate	14	23	8	10
Commercial and industrial	24	22	23	18

Total commercial lending	38	45	31	28
Small-ticket commercial real estate	4	0	3	2

Total commercial banking	42	45	34	30

Total	99,273	$333	96,370	$336

(1)	The regulatory regime in the U.K. requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

Acquired Loans Accounted for Based on Expected Cash Flows

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows as of December 31, 2013 and 2012. The table displays separately loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	December 31, 2013			December 31, 2012
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$30,565	$5,016	$25,549	$39,321	$6,195	$33,126
Carrying value(1)	28,580	3,285	25,295	37,109	4,069	33,040

(1)	Includes $38 million and $57 million of allowance for these loans as of December 31, 2013 and 2012, respectively.

Changes in Accretable Yield

The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:

Table 4.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2011	$1,752	$1,566	$186
Acquired Loans accretable yield(1)	5,616	306	5,310
Accretion recognized in earnings	(1,316)	(390)	(926)
Reclassifications from nonaccretable difference for loans with improving cash flows(2) (3)	860	448	412
Reductions in accretable yield for non-credit related changes in expected cash flows(4)	(704)	(31)	(673)

Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309

Accretion recognized in earnings	(1,182)	(427)	(755)
Reclassifications from nonaccretable difference for loans with improving cash flows(2)	1,005	629	376
Increases/(Reductions) in accretable yield for non-credit related changes in expected cash flows(4)	389	13	376

Accretable yield as of December 31, 2013	$6,420	$2,114	$4,306

(1)	Includes revised acquisition date accretable yield for ING Direct Acquired Loans.
(2)	Represents increases in accretable yields for those pools with increases that are primarily the result of improved credit performance.
(3)	Includes the implementation of the 2012 OCC update to the Bank Accounting Advisory Series, which requires write-down of performing consumer loans restructured in bankruptcy to collateral value. Includes reductions of $28 million and $44 million for purchased credit-impaired loans and non-impaired loans, respectively.
(4)	Represents changes in accretable yields for those pools that are driven primarily by changes in actual and estimated prepayments.

We reduced the allowance through our provision for loan losses related to these loans by $19 million for the year ended December 31, 2013 and increased the allowance by $31 million for the year ended December 31, 2012. The allowance on these Acquired Loans totaled $38 million and $57 million as of December 31, 2013 and 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $276.7 billion and $298.9 billion as of December 31, 2013 and 2012, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $20.9 billion and $17.5 billion as of December 31, 2013 and 2012, respectively.

Finance Charge and Fee Reserves

We continue to accrue finance charges and fees on credit card loans until the account is charged-off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Revenue was reduced by $796 million, $937 million and $371 million in 2013, 2012 and 2011, respectively, for the estimated uncollectible portion of billed finance charges and fees. The finance charge and fee reserve totaled $190 million as of December 31, 2013, compared with $307 million as of December 31, 2012.

Loans Held for Sale

We also originated $2.1 billion, $1.6 billion and $954 million of conforming residential mortgage loans and commercial multifamily real estate loans in 2013, 2012 and 2011, respectively. We retained servicing on 92% of these loans sold in both 2013 and 2012 , and we retained servicing on 91% of these loans sold in 2011.

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

See “Note 1—Summary of Significant Accounting Policies” for further discussion on the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the years ended December 31, 2013 and 2012:

Table 5.1: Allowance for Loan and Lease Losses

		Consumer							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other(1)	Total Allowance
Balance as of December 31, 2011	$2,847	$391	$98	$163	$652	$715	$36	$4,250	$66	$4,316
Provision for credit losses	4,061	509	67	14	590	(240)	35	4,446	(31)	4,415
Charge-offs	(4,159)	(631)	(77)	(89)	(797)	(94)	(43)	(5,093)	0	(5,093)
Recoveries	1,215	217	25	24	266	52	5	1,538	0	1,538

Net charge-offs	(2,944)	(414)	(52)	(65)	(531)	(42)	(38)	(3,555)	0	(3,555)
Other changes(2)	15	0	0	0	0	0	0	15	0	15

Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191

Provision for credit losses	2,824	665	(14)	5	656	(76)	(3)	3,401	52	3,453
Charge-offs	(4,542)	(784)	(26)	(78)	(888)	(49)	(26)	(5,505)	0	(5,505)
Recoveries	1,257	238	10	24	272	35	7	1,571	0	1,571

Net charge-offs	(3,285)	(546)	(16)	(54)	(616)	(14)	(19)	(3,934)	0	(3,934)
Other changes(2)	(304)	1	0	0	1	(5)	0	(308)	0	(308)

Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)	Consists of a reduction in the allowance of $289 million, which was attributable to the Portfolio Sale, in the first quarter of 2013. It also contains a foreign translation and other adjustment of $19 million and $15 million in 2013 and 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of December 31, 2013 and 2012:

Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	December 31, 2013
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,953	$590	$27	$53	$670	$313	$11	$3,947
Asset-specific(2)	261	16	18	10	44	25	0	330
Acquired Loans(3)	0	0	38	0	38	0	0	38

Total allowance for loan and lease losses	$3,214	$606	$83	$63	$752	$338	$11	$4,315

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$80,462	$31,683	$6,704	$3,501	$41,888	$44,420	$121	$166,891
Asset-specific(2)	780	169	394	86	649	329	0	1,758
Acquired Loans(3)	63	5	28,184	36	28,225	262	0	28,550

Total held-for-investment loans	$81,305	$31,857	$35,282	$3,623	$70,762	$45,011	$121	$197,199

Allowance as a percentage of period-end held-for-investment loans	3.95%	1.90%	0.24%	1.74%	1.06%	0.75%	9.09%	2.19%

	December 31, 2012
		Consumer
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer	Commercial	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$3,648	$466	$47	$104	$617	$376	$32	$4,673
Asset-specific(2)	331	20	13	7	40	54	1	426
Acquired Loans(3)	0	0	53	1	54	3	0	57

Total allowance for loan and lease losses	$3,979	$486	$113	$112	$711	$433	$33	$5,156

Held-for-investment loans by impairment methodology:
Collectively evaluated(1)	$90,594	$26,778	$7,552	$3,774	$38,104	$37,923	$154	$166,775
Asset-specific(2)	873	328	145	96	569	538	0	1,980
Acquired Loans(3)	288	17	36,403	34	36,454	359	33	37,134

Total held-for-investment loans	$91,755	$27,123	$44,100	$3,904	$75,127	$38,820	$187	$205,889

Allowance as a percentage of period-end held-for-investment loans	4.34%	1.79%	0.26%	2.87%	0.95%	1.12%	17.65%	2.50%

(1)	The component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation. The component of the allowance for commercial loans, which we collectively evaluate for impairment, is based on historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgment and interpretation.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan.
(3)	The Acquired Loans component of the allowance is accounted for based on expected cash flows. See “Note 4 – Loans” for details on these loans.

NOTE 6—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

In the normal course of business, we enter into various types of transactions with entities that are considered to be VIEs. Our primary involvement with VIEs has been related to our securitization transactions in which we transferred assets from our balance sheet to securitization trusts. We have primarily securitized credit card loans and home loans, which have provided a source of funding for us and enabled us to transfer a certain portion of the economic risk of the loans or debt securities to third parties.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The vast majority of the VIEs in which we are involved have been consolidated in our financial statements.

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of December 31, 2013 and 2012. We separately present information for consolidated and unconsolidated VIEs.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(1)	$40,422	$12,671	$0	$0	$0
Home loan securitizations(2)	0	0	199	15	702

Total securitization-related VIEs	40,422	12,671	199	15	702

Other VIEs:
Affordable housing entities	0	0	3,137	461	3,137
Entities that provide capital to low-income and rural communities	389	98	1	0	1
Other	1	1	95	0	95

Total other VIEs	390	99	3,233	461	3,233

Total VIEs	$40,812	$12,770	$3,432	$476	$3,935

	December 31, 2012
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(1)	$44,238	$13,488	$0	$0	$0
Home loan securitizations(2)	41	38	212	17	712
Other asset securitizations(1)	19	19	0	0	0

Total securitization-related VIEs	44,298	13,545	212	17	712

Other VIEs:
Affordable housing entities	0	0	2,390	414	2,390
Entities that provide capital to low-income and rural communities	375	88	6	4	6
Other	1	0	201	86	201

Total other VIEs	376	88	2,597	504	2,597

Total VIEs	$44,674	$13,633	$2,809	$521	$3,309

(1)	Represents the gross assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.
(2)	The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests associated with the securitization of option-adjustable rate mortgage loans (“option-arms”) and letters of credit related to manufactured housing securitizations. These are reported on our consolidated balance sheets under other assets. The carrying amount of liabilities of unconsolidated securitization-related VIEs is comprised of obligations on certain swap agreements associated with the securitization of manufactured housing loans.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization-related VIEs

In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In some cases, we are contractually required to exercise the repurchase option if the primary servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 20—Commitments, Contingencies, Guarantees, and Others” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

The table below presents the securitization-related VIEs in which we had continuing involvement as of December 31, 2013 and December 31, 2012:

Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage				Mortgage
(Dollars in millions)	Credit Card	Other Loan	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
December 31, 2013:
Securities held by third-party investors	$10,289	$0	$2,320		$122		$994
Receivables in the trust	39,548	0	2,399		116		1,000
Cash balance of spread or reserve accounts	3	0	8		N/A		144
Retained interests	Yes	No	Yes		Yes		Yes
Servicing retained	Yes	No	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No	No		No		No
December 31, 2012:
Securities held by third-party investors	$11,347	$13	$2,702		$158		$1,117
Receivables in the trust	43,811	19	2,794		151		1,123
Cash balance of spread or reserve accounts	0	0	8		0		164
Retained interests	Yes	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No	No		Yes		No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	The core servicing activities for the manufactured housing securitizations are done by a third party.
(3)	Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of December 31, 2013 and 2012, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.3 billion and $2.7 billion as of December 31, 2013 and 2012, respectively.

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

In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As advances occur, we record an asset in the form of negative amortization bonds, which are held at fair value in other assets on our consolidated balance sheets. Our maximum exposure is affected by rate caps and monthly payment change caps, but the funding obligation cannot exceed the difference between the original loan balance multiplied by a preset negative amortization cap and the current unpaid principal balance. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 10—Derivative Instruments and Hedging Activities” for further details on these derivatives.

GreenPoint Mortgage Home Equity Line of Credits (“HELOCs”)

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. As of December 31, 2013 and 2012, we funded $29 million and $28 million in cumulative advances, respectively, which are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $7 million and $8 million related to those interests for our non-consolidated VIEs as of December 31, 2013 and 2012, respectively. In the fourth quarter of 2013, we deconsolidated one of these trusts as a result of no longer being deemed the primary beneficiary due to our sale of loan servicing rights. The deconsolidation of the trust resulted in the removal of $33 million of assets and $30 million in liabilities from our consolidated balance sheets and a $3 million charge to our consolidated statements of income. As such, we no longer consolidate the trust because we either lack the power to direct the activities that most significantly impact the economic performance of the trust or because we do not have the right to receive benefits of the obligation to absorb losses that could potentially be significant to the trusts.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GreenPoint Mortgage Manufactured Housing

We retain the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit LLC, which was sold to a third party in 2004. Although we are the primary obligor, recourse obligations related to aforementioned whole loan sales, commitments to exercise mandatory clean-up calls on certain securitization transactions and servicing were transferred to a third party in the sale transaction. We do not consolidate the trusts used for the securitization of manufactured housing loans because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts since we no longer service the loans.

We were required to fund letters of credit in 2004 to cover losses and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released. The amount available under the letters of credit was $144 million and $164 million as of December 31, 2013 and 2012, respectively. The fair value of the expected residual balances on the funded letters of credit was $43 million and $50 million as of December 31, 2013 and 2012, respectively, and is included in other assets on the consolidated balance sheets.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $1.0 billion and $1.1 billion as of December 31, 2013 and 2012, respectively. In the event the third party servicer does not fulfill on its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. As of December 31, 2013 and 2012 our interests consisted of assets of approximately $3.1 billion and $2.4 billion, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and was $3.1 billion as of December 31, 2013. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs as of December 31, 2013 and 2012 were approximately $9.9 billion and $7.7 billion, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated as of December 31, 2013 and 2012 totaled approximately $389 million and $375 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities.

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $204 million and $255 million as of December 31, 2013 and 2012, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $93 million and $114 million as of December 31, 2013 and 2012, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $93 million as of December 31, 2013. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill, other intangible assets and MSRs as of December 31, 2013 and 2012. Goodwill is presented separately on our consolidated balance sheets. Other intangible assets and MSRs are included in other assets on our consolidated balance sheets.

Table 7.1: Components of Goodwill and Other Intangible Assets

	December 31,
(Dollars in millions)	2013	2012
Goodwill	$13,978	$13,904

Other intangible assets:
Purchased credit card relationship intangibles(1)	1,341	1,864
Core deposit intangibles	331	496
Other(2)	177	211

Total other intangible assets	1,849	2,571

Total goodwill and other intangible assets	$15,827	$16,475

MSRs:
Consumer MSRs(3)	73	55
Commercial MSRs(4)	132	—

Total MSRs	$205	$55

(1)	During 2013, purchased credit card relationship intangibles with a net carrying value of $89 million related to the Best Buy loan portfolio, which was acquired in the 2012 U.S. card acquisition and sold in 2013. See “Note 4—Loans” for further discussion of the Portfolio Sale.
(2)	Consists of brokerage relationship intangibles, partnership and other contract intangibles, trademark/name intangibles and other intangibles. Also includes certain indefinite-lived intangibles of $4 million as of December 31, 2013.
(3)	Represent MSRs related to our consumer business that are carried at fair value on our consolidated financial statements.
(4)	Represent MSRs related to our commercial business that are subsequently measured under the amortization method and periodically assessed for impairment. We recorded $3 million amortization expense for the year ended December 31, 2013. None of these MSRs were impaired and no valuation allowance was recorded as of December 31, 2013.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The following table presents goodwill attributable to each of our business segments as of December 31, 2013 and 2012.

Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2011	$4,691	$4,583	$4,318	$13,592
Acquisitions	304	0	0	304
Other adjustments	8	0	0	8

Balance as of December 31, 2012	$5,003	$4,583	$4,318	$13,904

Acquisitions	0	3	70	73
Other adjustments	2	(1)	0	1

Balance as of December 31, 2013	$5,005	$4,585	$4,388	$13,978

Goodwill was not impaired at December 31, 2013 or 2012, nor was any goodwill written off due to impairment during 2013, 2012 or 2011. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

The fair value of reporting units is calculated using a discounted cash flow model, a form of the income approach. The model projects cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. Discount rates used in 2013 for the reporting units ranged from 8.0% to 12.5%. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that assumptions used were within a reasonable range of observable market data. Based on our analysis, fair value exceeded the carrying amount for all reporting units as of our annual testing date, therefore, the second step of impairment testing was unnecessary.

As part of the annual goodwill impairment test, we also assess our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry.

We calculate the carrying values of our reporting units using an economic capital approach based on each reporting unit’s specific regulatory capital requirements (reflective of the final Basel III rules released during 2013) and risks. Total reporting unit carrying values for the October 1, 2013 annual goodwill impairment test were $33.6 billion, compared to total equity of $41.8 billion as of September 30, 2013. The $8.2 billion remaining equity is primarily attributable to the following items: capital allocated to our Other segment;

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock; and capital that was reserved for dividends and share buy-backs that occurred during the fourth quarter of 2013. The remaining equity, which represented approximately 5% of our total equity, is reserved for potential future capital needs.

We will continue to regularly monitor our market capitalization and capital allocations in 2014, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.

Other Intangible Assets

In connection with our acquisitions, we recorded intangible assets which include purchased credit card relationship intangibles, core deposit intangibles, brokerage relations intangibles, partnership contract intangibles, other contract intangibles, trade mark/ name intangibles and other intangibles, which are subject to amortization. At acquisition, the purchased credit card relationship intangibles reflect the estimated value of existing credit card holder relationships and the core deposit intangibles reflect the estimated value of deposit relationships. None of our intangibles were impaired and no valuation allowance was recorded as of December 31, 2013 and 2012.

The following table summarizes our intangible assets subject to amortization as of December 31, 2013 and 2012:

Table 7.3: Intangible Assets

	December 31, 2013
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization (1)	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles	$2,125	$(784)	$1,341	6.9 years
Core deposit intangibles	1,771	(1,440)	331	4.7 years
Other(2)	312	(139)	173	10.2 years

Total.	$4,208	$(2,363)	$1,845	6.8 years

	December 31, 2012
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
Purchased credit card relationship intangibles	$2,242	$(378)	$1,864	7.8 years
Core deposit intangibles	1,771	(1,275)	496	5.6 years
Other(2)	354	(143)	211	10.3 years

Total	$4,367	$(1,796)	$2,571	7.6 years

(1)	During 2013, accumulated amortization was reduced by $104 million primarily related to purchased credit card relationships (“PCCR”) intangibles related to the Best Buy loan portfolio which was sold in 2013 and certain fully amortized intangible assets that were removed from our balance sheet. See “Note 4—Loans” for further discussion of the Portfolio Sale.
(2)	Consists of brokerage relationship intangibles, partnership and other contract intangibles, trademark/name intangibles and other intangibles.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are typically amortized over their respective estimated useful lives on either a straight-line or an accelerated basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2013, 2012 and 2011 and the estimated future amortization expense for intangible assets as of December 31, 2013:

Table 7.4: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2011	$222
2012	609
2013	671

Estimated future amounts for the year ended December 31,
2014	$532
2015	430
2016	333
2017	239
2018	154
Thereafter	157

Total estimated future amounts	$1,845

NOTE 8—PREMISES, EQUIPMENT & LEASE COMMITMENTS

Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 were as follows:

Table 8.1: Components of Premises and Equipment

	December 31,
(Dollars in millions)	2013	2012
Land	$569	$580
Buildings and improvements	2,388	2,341
Furniture and equipment	1,874	1,589
Computer software	1,632	1,563
In progress	720	420

Total premises and equipment, gross	7,183	6,493
Less: Accumulated depreciation and amortization	(3,344)	(2,906)

Total premises and equipment, net	$3,839	$3,587

Depreciation and amortization expense from continuing operations was $571 million, $468 million and $317 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

Certain premises and equipment are leased under agreements that expire at various dates through 2056, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses from continuing operations amounted to approximately $245 million, $216 million and $180 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum rental commitments as of December 31, 2013, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Table 8.2: Lease Commitments

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2014	$245
2015	227
2016	213
2017	194
2018	171
Thereafter	752

Total	$1,802

Minimum sublease rental income of $32 million due in future years under non-cancelable leases has not been included in the table above as a reduction to minimum lease payments.

NOTE 9—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand deposits, money market deposits, negotiable order of withdrawal (“NOW”) accounts, savings accounts and certificates of deposit.

As of December 31, 2013, we had $181.9 billion in interest-bearing deposits, of which $4.0 billion represented large denomination time deposits of $100,000 or more. As of December 31, 2012, we had $190.0 billion in interest-bearing deposits, of which $4.5 billion represents large denomination time deposits of $100,000 or more.

Securitized Debt Obligations

Securitization debt obligations decreased by $1.1 billion during 2013 to $10.3 billion as of December 31, 2013, from $11.4 billion as of December 31, 2012. The decrease was driven by maturities and repurchases totaling $3.3 billion, partially offset by the issuance of $2.2 billion of credit card securitization debt during 2013.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt

We filed a shelf registration statement with the U.S. Securities & Exchange Commission on April 30, 2012, which will expire three years from the filing date, under which, from time to time, we may offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions.

Senior and Subordinated Notes

As of December 31, 2013, we had $13.1 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $8 million. As of December 31, 2012, we had $12.7 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $857 million. In 2013, we issued $2.0 billion of long-term senior unsecured debt. The offering of senior notes included $380 million of floating-rate and $400 million of fixed-rate debt due 2016 and $1.2 billion of fixed-rate debt due 2018. See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

In the first quarter of 2013, we exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes. The consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due 2023 and cash of $209 million. In the second quarter of 2013, we exchanged $763 million of outstanding 6.75% senior notes due 2017. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes. The consideration was paid through a combination of $839 million of new 3.5% senior notes due 2023 and cash of $88 million. Both exchanges were accounted for as a modification of debt.

Junior Subordinated Debentures

In the first quarter of 2013 in connection with our redemption of our trust preferred securities, we redeemed our junior subordinated debt with an aggregate carrying value of $3.65 billion, resulting in a $65 million loss on extinguishment of debt.

FHLB Advances and Other Short-term Borrowings

In addition to issuance capacity under the shelf registration statement, we have access to other borrowing programs, including advances from the FHLB. Our FHLB membership is secured by our investment in FHLB stock which totaled $774 million and $1.3 billion as of December 31, 2013 and 2012, respectively, and is included in other assets on our consolidated balance sheets.

We had outstanding FHLB advances, which were secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $16.3 billion and $20.9 billion as of December 31, 2013 and 2012, respectively.

We have access to short term borrowings through the Federal Reserve. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.2 billion, as of both December 31, 2013 and 2012. This investment is included in other assets on our consolidated balance sheets.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of December 31, 2013 and 2012. Our total short-term borrowings consist of federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

Table 9.1: Components of Customer Deposits, Short-term Borrowings and Long-term Debt

(Dollars in millions)	December 31, 2013	December 31, 2012
Deposits:
Non-interest bearing deposits	$22,643	$22,467
Interest-bearing deposits	181,880	190,018

Total deposits	$204,523	$212,485

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	1,248
FHLB advances	15,300	19,900

Total short-term borrowings	$16,215	$21,148

	December 31, 2013
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate	Outstanding Amount	December 31, 2012
Long-term debt:
Securitized debt obligations	2014 - 2025	0.21 - 6.40%	1.57%	$10,289	$11,398
Senior and subordinated notes:
Fixed unsecured senior debt	2014 - 2023	1.00 - 7.38%	3.61%	9,612	8,623
Floating unsecured senior debt	2014 - 2016	0.70 - 1.39%	0.96%	852	500

Total unsecured senior debt			3.26%	10,464	9,123
Fixed unsecured subordinated debt	2014 - 2023	3.38 - 8.80%	4.98%	2,670	3,563

Total senior and subordinated notes				13,134	12,686
Other long-term borrowings:
Fixed junior subordinated debt	N/A	N/A	N/A	0	3,641
FHLB advances	2014 - 2023	0.31 - 6.88%	0.73%	1,016	1,037

Total long-term debt				$24,439	$28,762

Total short-term borrowings and long-term debt				$40,654	$49,910

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest-bearing deposits, securitized debt obligations and other debt as of December 31, 2013 mature as follows:

Table 9.2: Maturity Profile of Borrowings and Debt

(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Interest-bearing time deposits(1)	$6,348	$2,591	$392	$212	$667	$123	$10,333
Securitized debt obligations	2,958	501	3,521	3,095	0	214	10,289
Federal funds purchased and securities sold under agreements to repurchase	915	0	0	0	0	0	915
Senior and subordinated notes	2,385	2,649	2,604	882	1,176	3,438	13,134
Other borrowings	16,243	20	19	19	11	4	16,316

Total	$28,849	$5,761	$6,536	$4,208	$1,854	$3,779	$50,987

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the years ended December 31, 2013, 2012 and 2011:

Table 9.3: Components of Interest Expense

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$2	$4
FHLB advances	28	18	2

Total short-term borrowings	29	20	6

Long-term debt:
Securitized debt obligations(1)	183	271	422
Senior and subordinated notes:(1)
Unsecured senior debt	234	226	181
Unsecured subordinated debt	81	119	119

Total senior and subordinated notes	315	345	300

Other long-term borrowings:
Junior subordinated debt	1	315	310
FHLB advances	7	11	12
Other	16	10	9

Total long-term debt	522	952	1,053

Total short-term borrowings and long-term debt	$551	$972	$1,059

(1)	Interest expense includes the impact from hedge accounting.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset and liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Market and Liquidity Risk Policy which is approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates, to a lesser extent, changes in foreign exchange rate. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current asset and liability management policy also includes the use of derivatives to hedge foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risk. We also offer various derivatives to our customers as part of our commercial banking business but usually offset our exposure through derivative transactions with other counterparties.

Accounting for Derivatives

Our derivatives are designated as either qualifying accounting hedges or free-standing derivatives. Free-standing derivatives consist of customer-accommodation derivatives and economic hedges that do not qualify for hedge accounting. Qualifying accounting hedges are designated as fair value hedges or cash flow hedges.

•	Fair Value Hedges: We designate derivatives as fair value hedges to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed rate liabilities.

•	Cash Flow Hedges: We designate derivatives as cash flow hedges to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions occur. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges consist of interest rate swaps that are intended to hedge the variability in interest payments on some of our variable rate assets through 2019. These hedges have the effect of converting some of our variable rate assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings.

•	Free-Standing Derivatives: We use free-standing derivatives to hedge the risk of changes in the fair value of residential MSR, mortgage loan origination and purchase commitments and other interests held. We also categorize our customer-accommodation derivatives and the related offsetting contracts as free-standing derivatives. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Presentation

The following table summarizes the notional and fair value of our derivative instruments reported in our consolidated balance sheets as of December 31, 2013 and 2012. The fair value amounts are segregated by derivatives that are designated as accounting hedges those that are not, and are further segregated by type of contract within those two categories.

Table 10.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2013			December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$15,695	$289	$223	$15,902	$1,020	$0
Cash flow hedges	12,825	0	149	13,025	116	14

Total interest rate contracts	28,520	289	372	28,927	1,136	14
Foreign exchange contracts:
Cash flow hedges	4,806	49	53	5,212	18	40

Total derivatives designated as accounting hedges	33,326	338	425	34,139	1,154	54

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	353	0	7	147	12	2
Customer accommodation	25,365	405	209	18,900	479	273
Other interest rate exposures	1,864	29	17	2,553	45	22

Total interest rate contracts	27,582	434	233	21,600	536	297
Foreign exchange contracts	1,422	184	37	1,372	158	46
Other contracts	1,094	3	15	701	0	3

Total derivatives not designated as accounting hedges	30,098	621	285	23,673	694	346

Total derivatives	$63,424	$959	$710	$57,812	$1,848	$400

Offsetting of Financial Assets and Liabilities

We execute the majority of our derivative transactions and repurchase agreements under master netting arrangements. Under our existing enforceable master netting arrangements, we generally have the right to offset exposure with the same counterparty. In addition, either counterparty can generally request the net settlement of all contracts through a single payment upon default on, or termination of, any one contract.

We present all of our derivative assets and liabilities and repurchase agreements on a gross basis in our consolidated balance sheets. The following table presents as of December 31, 2013 and 2012, the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amount permitted under the accounting standards for offsetting assets and liabilities. Under the accounting standard, gross positive fair values could be offset against gross negative fair values by counterparty pursuant to legally enforceable master netting, if the netting presentation method is elected. The table also includes cash and non-cash collateral received or pledged associated with such arrangements.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 10.2: Offsetting of Financial Assets and Financial Liabilities

(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Collateral Received		Net Exposure
As of December 31, 2013
Derivatives	$959	$0	$959	$(262)	$(450	)(1)	$247	(2)

Total	$959	$0	$959	$(262)	$(450)		$247

(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Collateral Pledged		Net Exposure
As of December 31, 2013
Derivatives	$710	$0	$710	$(262)	$(371	)(1)	$77
Repurchase agreements	907	0	907	0	(907)		0

Total	$1,617	$0	$1,617	$(262)	$(1,278)		$77

(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Collateral Received		Net Exposure
As of December 31, 2012
Derivatives	$1,848	$0	$1,848	$(220)	$(1,160	)(1)	$468	(2)

Total	$1,848	$0	$1,848	$(220)	$(1,160)		$468

(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Collateral Pledged		Net Exposure
As of December 31, 2012
Derivatives	$400	$0	$400	$(220)	$(98	)(1)	$82
Repurchase agreements	1,235	0	1,235	0	(1,235)		0

Total	$1,635	$0	$1,635	$(220)	$(1,333)		$82

(1)	When we receive or pledge collateral, we factor in accrued interest when calculating net positions with counterparties.
(2)	The majority of the net position relates to customer-accommodation derivatives. Customer-accommodation derivatives are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and the related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the years ended December 31, 2013, 2012 and 2011:

Table 10.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Derivatives designated as accounting hedges(1):
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$(550)	$1	$348
Gains (losses) recognized in earnings on hedged items	507	(37)	(333)

Net fair value hedge ineffectiveness gains (losses)	(43)	(36)	15

Derivatives not designated as accounting hedges(1):
Interest rate contracts covering:
MSRs	(12)	4	4
Customer accommodation	49	39	23
Other interest rate exposures	(9)	(60)	(275)

Total interest rate contracts	28	(17)	(248)
Foreign exchange contracts	(5)	(15)	30
Other contracts(2)	(20)	(4)	21

Total gains (losses) on derivatives not designated as accounting hedges	3	(36)	(197)

Net derivative gains (losses) recognized in earnings	$(40)	$(72)	$(182)

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)	Includes derivative instruments used to hedge mortgage pipeline and certain free-standing derivatives.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the years ended December 31, 2013, 2012 and 2011:`

Table 10.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(103)	$116	$32
Foreign exchange contracts	(21)	(23)	(20)

Total	(124)	93	12

Net Investment Hedges:
Foreign exchange contracts	0	0	(2)

Net derivative gains (losses) recognized in AOCI	$(124)	$93	$10

Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$53	$42	$3
Foreign exchange contracts(2)	(22)	(22)	(21)

Total	31	20	(18)

Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	(1)	0	0

Net derivative gains (losses) recognized in earnings	$30	$20	$(18)

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax losses of $71 million recorded in AOCI as of December 31, 2013, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of December 31, 2013. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Risk-Related Contingency Features and Collateral

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. We have posted $371 million

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $109 million as collateral for this exposure in the normal course of business as of December 31, 2013 and 2012, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post additional variation margin, which represents the impact of daily position mark-to-market calculations, of less than $1 million and $4 million as of December 31, 2013 and 2012, respectively. In addition, we would have been required to post independent margin of $58 million and $67 million as of December 31, 2013 and 2012, respectively, in compliance with the terms of certain of our swap agreements. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was less than $1 million and $7 million as of December 31, 2013 and 2012, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $397 million and $922 million as of December 31, 2013 and 2012, respectively. We also received securities from derivatives counterparties totaling $53 million and $238 million as of December 31, 2013 and 2012, respectively, which we have the ability to repledge.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $7 million and $9 million as of December 31, 2013 and 2012, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $6 million and $1 million as of December 31, 2013 and 2012, respectively.

During the second quarter of 2013, it became mandatory for Capital One to clear certain categories of derivative transactions through a central clearinghouse. We anticipate our cleared derivatives notional and margin amounts outstanding to grow in the future and expect our bilateral over-the-counter (“OTC”) derivatives portfolio to shrink as additional categories of derivatives are mandated for clearing by the Commodity Futures Trading Commission (“CFTC”). As a result, over time, our counterparty credit risk is expected to shift from our bilateral counterparties and consolidate at central clearinghouses.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—STOCKHOLDERS’ EQUITY

The following table presents the components of accumulated other comprehensive income as of December 31, 2013, 2012 and 2011, as well as the current period activity related to our other comprehensive income. AOCI is presented net of deferred tax of $544 million and $443 million, as of December 31, 2013 and 2012, respectively.

Table 11.1: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2010	$382	$0	$(52)	$(36)	$(46)	$248
Net other comprehensive income (loss)	(78)	0	26	(13)	(14)	(79)

AOCI as of December 31, 2011	304	0	(26)	(49)	(60)	169
Net other comprehensive income (loss)	399	0	71	81	19	570

AOCI as of December 31, 2012	703	0	45	32	(41)	739

Other comprehensive income (loss) before reclassifications	(619)	(915)	(124)	8	18	(1,632)
Net realized (gains) losses reclassified from AOCI into earnings	22	18	(31)	0	12	21

Net other comprehensive income (loss)	(597)	(897)	(155)	8	30	(1,611)

AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)

(1)	The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 11.2: Reclassifications from AOCI

	Amount Reclassified from AOCI
(Dollars in millions)	Year Ended December 31, 2013	Affected Income Statement Line Item
Net unrealized gains (losses) on securities available for sale:
Sale of available for sale securities	$(34)	Other—Non-interest income
	(12)	Income tax provision

	(22)	Net income
Net unrealized gains (losses) on securities held to maturity(1):
Held to maturity securities	(29)	Other—Non-interest income
	(11)	Income tax provision

	(18)	Net income
Net unrealized gains on cash flow hedges:
Interest rate contracts	86	Other—Interest income or interest expense
Foreign exchange contracts	(35)	Other—Non-interest expense

	51
	20	Income tax provision

	31	Net income

Other:
Other	(13)	Various
	(1)	Income tax provision

	(12)	Net income

Total reclassifications	$(21)

(1)	The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes other comprehensive income activity and the related tax impact for the years ended December 31, 2013, 2012 and 2011:

Table 11.3: Comprehensive Income

	Year Ended December 31,
	2013			2012			2011
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(961)	$(364)	$(597)	$673	$256	$417	$(119)	$(41)	$(78)
Net unrealized gains (losses) on securities transferred to held to maturity	(1,435)	(538)	(897)	0	0	0	0	0	0
Net unrealized gains (losses) on cash flow hedges	(250)	(95)	(155)	120	47	73	44	18	26
Foreign currency translation adjustments	8	0	8	81	0	81	(13)	0	(13)
Other	49	19	30	(1)	0	(1)	(21)	(7)	(14)

Other comprehensive income (loss)	$(2,589)	$(978)	$(1,611)	$873	$303	$570	$(109)	$(30)	$(79)

NOTE 12—REGULATORY AND CAPITAL ADEQUACY

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also disclose a Tier 1 common ratio for our bank holding company. There is currently no mandated minimum or “well capitalized” standard for Tier 1 common; instead the risk-based capital rules state that voting common stockholders’ equity should be the dominant element within Tier 1 common capital. While this regulatory capital measure is widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We are also subject to minimum cash reserve requirements by the Federal Reserve totaling approximately $1.5 billion as of December 31, 2013.

The table below provides a comparison of our capital ratios under the Federal Reserve’s capital adequacy standards and the capital ratios of the Banks under the OCC’s capital adequacy standards as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, we exceeded minimum capital requirements and would meet the “well-capitalized” ratio levels specified under prompt corrective action for total risk-based capital and Tier 1 risk-based capital under Federal Reserve standards for bank holding companies. As of December 31, 2013, the Banks also exceeded minimum regulatory requirements under the OCC’s applicable capital adequacy guidelines and were “well-capitalized” under prompt corrective action requirements.

Table 12.1: Capital Ratios Under Basel I(1)

	December 31,
	2013			2012
	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:
Tier 1 common capital(2)	12.23%	N/A	N/A	10.96%	N/A	N/A
Tier 1 risk-based capital(3)	12.61	4.00%	6.00%	11.34	4.00%	6.00%
Total risk-based capital(4)	14.73	8.00	10.00	13.56	8.00	10.00
Tier 1 leverage(5)	10.10	4.00	N/A	8.66	4.00	N/A
Capital One Bank (USA) N.A.
Tier 1 risk-based capital(3)	11.52%	4.00%	6.00%	11.32%	4.00%	6.00%
Total risk-based capital(4)	14.95	8.00	10.00	14.74	8.00	10.00
Tier 1 leverage(5)	10.26	4.00	5.00	10.43	4.00	5.00
Capital One, N.A.
Tier 1 risk-based capital(3)	12.73%	4.00%	6.00%	13.59%	4.00%	6.00%
Total risk-based capital(4)	13.82	8.00	10.00	14.85	8.00	10.00
Tier 1 leverage(5)	9.00	4.00	5.00	9.15	4.00	5.00

(1)	Calculated under capital standards and regulations based on the international capital framework commonly known as Basel I. Capital ratios that are not applicable are denoted by “N/A.”
(2)	Tier 1 common ratio is a regulatory capital measure calculated based on Tier 1 common capital divided by risk-weighted assets.
(3)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(5)	Tier 1 leverage ratio is calculated based on Tier 1 capital divided by quarterly average total assets, after certain adjustments.

Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $2.3 billion and $127 million, respectively, as of December 31, 2013. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2013	2012	2011
Basic earnings per share
Income from continuing operations, net of tax	$4,392	$3,734	$3,253
Loss from discontinued operations, net of tax	(233)	(217)	(106)

Net income	4,159	3,517	3,147
Dividends and undistributed earnings allocated to participating securities(1)	(17)	(15)	(26)
Preferred stock dividends	(53)	(15)	0

Net income available to common stockholders	$4,089	$3,487	$3,121

Net income from continuing operations	$7.45	$6.60	$7.08
Loss from discontinued operations	(0.40)	(0.39)	(0.23)

Net income per share	$7.05	$6.21	$6.85

Total weighted-average basic shares outstanding	579.7	561.1	455.5

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2013	2012	2011
Diluted earnings per share(2)
Net income available to common stockholders	$4,089	$3,487	$3,121

Net income from continuing operations	$7.35	$6.54	$7.03
Loss from discontinued operations	(0.39)	(0.38)	(0.23)

Net income per share	$6.96	$6.16	$6.80

Total weighted-average basic shares outstanding	579.7	561.1	455.5
Stock options, warrants, contingently issuable shares, and other	7.9	5.4	3.6

Total weighted-average diluted shares outstanding	587.6	566.5	459.1

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)	Excluded from the computation of diluted earnings per share was 5 million, 7 million and 30 million shares related to awards or options, for the years ended December 31, 2013, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—OTHER NON-INTEREST EXPENSE

The following table represents the components of other non-interest expense for 2013, 2012 and 2011:

Table 14.1: Components of Other Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Collections	$470	$544	$563
Fraud losses	218	190	122
Bankcard, regulatory, and other fee assessments	562	525	394
Other	903	1,127	722

Total	$2,153	$2,386	$1,801

NOTE 15—STOCK-BASED COMPENSATION PLANS

Stock Plans

We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers. Under the plan, we reserve common shares for issuance in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.

The following table provides the number of reserved common shares and the number of common shares available for future issuance for our active stock-based compensation plan as of December 31, 2013, 2012 and 2011.

Table 15.1: Shares Available for Future Issuance

		Available For Issuance
(In thousands)	Shares Reserved	December 31
Plan Name		2013	2012	2011
Amended and Restated 2004 Stock Incentive Plan (“2004 Plan”)	40,000	8,590	10,897	13,286

We issue new shares of common or treasury stock upon the settlement of options and stock-based incentive awards.

Total compensation expense recognized for stock-based compensation for 2013, 2012 and 2011 was $240 million, $202 million and $189 million, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based compensation for 2013, 2012 and 2011 was $91 million, $77 million and $66 million, respectively.

Stock Options

Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. The maximum contractual term for options is ten years and option vesting is determined at the time of grant. The vesting for options is generally 33 1/3 percent per year beginning on or shortly after the first

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anniversary of the grant date, however some option grants cliff vest on or shortly after the first or third anniversary of the grant date and in no event will the exercise price of stock options be less than the fair market value of our common stock on the date of grant. In addition, vesting is subject to the achievement of any applicable performance conditions.

The following table presents a summary of 2013 activity for stock options and the balance of stock options exercisable as of December 31, 2013.

Table 15.2: Summary of Stock Options Activity

	Shares Subject to Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	14,259	$56.14
Granted	680	56.32
Exercised	2,305	45.68
Forfeited	349	80.03
Expired	34	65.07

Outstanding as of December 31, 2013	12,251	$57.41	4.3 years	$258

Exercisable as of December 31, 2013	10,096	$58.98	3.6 years	$200

The weighted-average fair value of each option granted for 2013, 2012 and 2011 was $13.42, $12.25 and $13.17, respectively. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $47 million, $36 million, and $23 million, respectively. The unrecognized compensation expense related to the stock options as of December 31, 2013 was $3 million, which is expected to be amortized over a weighted-average period of 0.7 years.

The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.

Table 15.3: Stock Options Cash Flow Impact

	Year ended December 31,
(In millions)	2013	2012	2011
Cash received for options exercised	$105	$66	$38
Tax benefit realized for options exercised	18	14	8

Compensation expense for stock options is based on the grant date fair value, which is estimated using the Black-Scholes option-pricing model. The option pricing model requires the use of numerous assumptions, many of which are subjective.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions used to value stock options granted during 2013, 2012 and 2011.

Table 15.4: Fair Value of Stock Options Granted

	Year Ended December 31,
Assumptions	2013	2012	2011
Dividend yield(1)	2.29%	1.70%	2.34%
Volatility(2)	32.00	35.00	36.00
Risk-free interest rate(3)	1.07	0.74	2.04
Expected option lives(4)	5.6 years	5.0 years	5.0 years

(1)	Represents the expected dividend rate over the life of the option.
(2)	Based on the implied volatility of exchange-traded options.
(3)	Based on the U.S. Treasury yield curve.
(4)	Represents the period of time that options granted are expected to remain outstanding and based on historical activities.

Restricted Stock Awards and Units

Generally, the value of restricted stock awards and units will equal the fair market value of our common stock on the date of grant. Restricted stock generally vests at 33 1/3 percent per year beginning on or shortly after the first anniversary of the grant date; however, some restricted stock units cliff vest on or shortly after the first anniversary of the grant date. In addition, vesting is subject to the achievement of any applicable performance conditions.

The following table presents a summary of 2013 activity for restricted stock awards and units.

Table 15.5: Summary of Restricted Stock Awards

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2013	2,409	$46.09
Granted	1,045	58.90
Vested	1,084	43.62
Forfeited	182	50.41

Unvested as of December 31, 2013	2,188	$53.07

The weighted-average grant date fair value of restricted stock in 2013, 2012 and 2011 was $58.90, $46.89 and $47.36, respectively. The total fair value of restricted stock as of the vesting date was $62 million, $107 million and $95 million in 2013, 2012 and 2011, respectively. The unrecognized compensation expense related to unvested restricted stock awards and units as of December 31, 2013 was $54 million, which is expected to be amortized over a weighted-average period of 1.5 years.

Performance Share Units

Generally, the value of performance share units will equal the fair market value of our common stock on the date of grant. The performance share unit awards granted in 2013 include an opportunity to receive from 0% to 150% of the target number of common shares, while the performance share unit awards granted in 2012 and 2011

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include an opportunity to receive from 0% to 200% of the target number of common shares. The number of performance share units that will ultimately vest is contingent upon meeting specific performance goals over a three-year period. The awards generally vest shortly after the end of the three-year period.

The following table presents a summary of 2013 activity for performance share units.

Table 15.6: Summary of Performance Share Units

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2013	646	$45.05
Granted(1)	422	52.05
Vested(1)	180	36.55
Forfeited	24	46.26

Unvested as of December 31, 2013	864	$50.21

(1)	Includes adjustments for achievement of specific performance goals for performance share units granted in prior periods.

The weighted-average grant date fair value of performance share units granted during 2013, 2012 and 2011 was $52.05, $39.07 and $52.10, respectively. The total fair value of performance share units vesting on the vesting date was $10 million, $21 million and $22 million in 2013, 2012 and 2011, respectively. The unrecognized compensation expense related to unvested performance share units as of December 31, 2013 was $13 million, which is expected to be amortized over a weighted-average period of 1.5 years.

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

The following table presents a summary of 2013 activity for performance share awards.

Table 15.7: Summary of Performance Share Awards

	Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2013	770	$45.93
Granted	686	56.32
Vested	276	46.36
Forfeited	41	52.07

Unvested as of December 31, 2013	1,139	$51.87

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of performance share awards granted during 2013 and 2012 was $56.32 and $45.91, respectively. The total fair value of performance share awards vesting on the vesting date was $16 million in 2013. The unrecognized compensation expense related to unvested performance share awards as of December 31, 2013 was $17 million, which is expected to be amortized over a weighted-average period of 0.9 years.

Cash Equity Units and Cash-Settled Restricted Stock Units

We also issue cash equity units and cash-settled restricted stock units which are recorded as liabilities as the expense is recognized. Cash equity units and cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the average fair market value of our common stock for the 20 trading days preceding the vesting date. Cash equity units and cash-settled restricted stock units are settled in cash and therefore are not counted against the common shares reserved for issuance or available for issuance under the 2004 Plan. Cash equity units and cash-settled restricted stock units generally vest at 33 1⁄3 percent per year beginning on or shortly after the first anniversary of the grant date; however, some cash-settled restricted stock units cliff vest in December of the year of grant or on or shortly after the third anniversary of the grant date. In addition, vesting is subject to the achievement of any applicable performance conditions.

Cash equity units and cash-settled restricted stock units vesting during 2013, 2012 and 2011 resulted in cash payments to associates of $74 million, $88 million, and $81 million, respectively. We expect to recognize the unrecognized compensation cost for unvested cash equity units of $59 million as of December 31, 2013, based on the closing price of our common stock as of that date, over a weighted-average period of 1.4 years.

Associate Stock Purchase Plan

We maintain an Associate Stock Purchase Plan (the “Purchase Plan”) which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $11 million, $8 million and $6 million in compensation expense for 2013, 2012 and 2011, respectively under the Purchase Plan.

Under the Purchase Plan, our associates are eligible to contribute between 1% and 15% of their base salary through payroll deductions. The amounts contributed are applied to the purchase of our unissued common or treasury stock at 85% of the current market price. Shares may also be acquired on the open market. In 2012, shareholders authorized an additional 10.0 million shares to be added to the previously authorized total of 8.0 million shares available for issuance under the Purchase Plan. Of the total authorized shares of 18.0 million as of December 31, 2013, 9.4 million shares were available for issuance on December 31, 2013. Of the total authorized shares of 18.0 million as of December 31, 2012, 10.7 million shares were available for issuance as of December 31, 2012.

Dividend Reinvestment and Stock Purchase Plan

In 2002, we implemented our Dividend Reinvestment and Stock Purchase Plan (“2002 DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. We had 7.4 million shares available for issuance under the 2002 DRP at December 31, 2013 and 2012.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions.

We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service compensation limit) less deferrals. We contributed a total of $206 million, $167 million and $151 million to these plans during the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Benefit Pension and Other Postretirement Benefit Plans

We sponsor defined benefit pension plans and other postretirement benefit plans. Pension plans include a legacy frozen cash balance plan and plans assumed in the North Fork acquisition, including two qualified defined benefit pension plans and several non-qualified defined benefit pension plans. Our legacy pension plan and the two qualified pension plans from the North Fork acquisition were merged into a single plan effective December 31, 2007. Other postretirement benefit plans, including a legacy plan and plans assumed in the Hibernia and North Fork acquisitions, all of which provide medical and life insurance benefits, were merged into a single plan effective January 1, 2008. Certain HSBC associates became eligible for postretirement benefits under our legacy postretirement benefit plans effective May 1, 2012.

Our pension plans and the other postretirement benefit plans are valued using December 31, 2013 and 2012 measurement dates. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized in our consolidated balance sheets, and the components of the net periodic benefit cost recognized in our consolidated statements of income:

Table 16.1: Changes in Benefit Obligation and Plan Assets

	At or For the Year Ended December 31,
	2013	2012	2013	2012
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation as of beginning of year	$207	$198	$67	$67
Service cost	1	1	0	0
Interest cost	7	8	2	3
Plan amendments(1)	0	0	0	3
Benefits paid	(17)	(18)	(4)	(4)
Net actuarial loss (gain)	(13)	18	(12)	(2)

Benefit obligation as of end of year	$185	$207	$53	$67

Change in plan assets:
Fair value of plan assets as of beginning of year	$224	$214	$7	$7
Actual return on plan assets	22	27	1	1
Employer contributions	1	1	3	3
Benefits paid	(17)	(18)	(4)	(4)

Fair value of plan assets as of end of year	$230	$224	$7	$7

Over (under) funded status as of end of year	$45	$17	$(46)	$(60)

Balance sheet presentation:
Other assets	$56	$30	$0	$0
Other liabilities	(11)	(13)	(46)	(60)

Net amount recognized as of end of year	$45	$17	$(46)	$(60)

Accumulated benefit obligation at end of year	$185	$207	$0	$0

Components of net periodic benefit cost:
Service cost	$1	$1	$0	$0
Interest cost	7	8	2	3
Expected return on plan assets	(14)	(13)	0	(1)
Amortization of transition obligation, prior service credit, and net actuarial loss (gain)	2	2	(3)	(3)

Net periodic benefit gain	$(4)	$(2)	$(1)	$(1)

Changes recognized in other comprehensive income, pretax:
Net actuarial gain (loss)	$22	$(4)	$13	$2
Prior service cost	0	0	0	(3)
Reclassification adjustments for amounts recognized in net periodic benefit cost	2	2	(3)	(3)

Total gain (loss) recognized in other comprehensive income	$24	$(2)	$10	$(4)

(1)	The other post retirement benefit plan was amended during 2012 to allow for participation by certain HSBC associates.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-tax amounts recognized in accumulated other comprehensive income that have not yet been recognized as a component of net periodic benefit cost consist of the following:

Table 16.2 Amounts Recognized in OCI

	December 31,
	2013	2012	2013	2012
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Prior service credit	$0	$0	$(1)	$2
Net actuarial gain (loss)	(52)	(76)	14	2

Accumulated other comprehensive (loss) income	$(52)	$(76)	$13	$4

Pre-tax amounts recorded in accumulated other comprehensive income as of December 31, 2013 that are expected to be recognized as a component of our net periodic benefit cost in 2014 consist of the following:

(Dollars in millions)	Defined Pension Benefits	Other Postretirement Benefits
Prior service credit	$0	$1
Net actuarial gain (loss)	(1)	2

Net gain (loss)	$(1)	$3

The following table presents weighted-average assumptions used in the accounting for the plans:

Table 16.3 Assumptions Used in the Accounting for the Plans

	December 31,
	2013	2012	2013	2012
	Defined Pension Benefits		Other Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	4.6%	3.7%	4.6%	3.7%
Rate of compensation increase	n/a	n/a	n/a	n/a
Assumptions for periodic benefit cost for the year ended:
Discount rate	3.7%	4.5%	3.7%	4.5%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%	6.5%
Rate of compensation increase	n/a	n/a	n/a	n/a
Assumptions for year-end valuations:
Health care cost trend rate assumed for next year:
Pre-age 65	n/a	n/a	7.5%	7.7%
Post-age 65	n/a	n/a	7.7%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	4.5%	4.5%
Year the rate reaches the ultimate trend rate	n/a	n/a	2028	2028

To develop the expected long-term rate of return on plan assets assumption, consideration was given to the current level of expected returns on risk-free investments (primarily government bonds), the historical level of

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Table 16.4 Sensitivity Analysis

	Year Ended December 31,
(Dollars in millions)	2013		2012
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$6	$(5)	$7	$(6)
Effect on total service and interest cost components	0	0	(1)	0

Plan Assets

The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:

Table 16.5 Plan Assets

	December 31,
	2013	2012
Common collective trusts(1)	63%	59%
Money market fund	0	1
Corporate bonds (S&P rating of A or higher)	6	6
Corporate bonds (S&P rating of lower than A)	10	11
Government securities	14	17
Mortgage backed securities	6	6
Municipal bonds	1	0

Total	100%	100%

(1)	Common collective trusts include domestic and international equity securities.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment guidelines provide the following asset allocation targets and ranges: domestic equity target of 39% and allowable range of 34% to 44%, international equity target of 16% and allowable range of 11% to 21%, fixed income securities target of 45% and allowable range of 35% to 55%.

Fair Value Measurement

For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 18—Fair Value of Financial Instruments.”

Table 16.6 Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$150	$0	$150
Money market fund	0	0	0	0
Corporate bonds (S&P rating of A or higher)	0	15	0	15
Corporate bonds (S&P rating of lower than A)	0	24	0	24
Government securities	0	33	0	33
Mortgage-backed securities	0	14	0	14
Municipal bonds	0	1	0	1

Total	$0	$237	$0	$237

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Plan Assets
Common collective trusts	$0	$136	$0	$136
Money market fund	0	1	0	1
Corporate bonds (S&P rating of A or higher)	0	14	0	14
Corporate bonds (S&P rating of lower than A)	0	26	0	26
Government securities	0	39	0	39
Mortgage-backed securities	0	14	0	14
Municipal bonds	0	1	0	1

Total	$0	$231	$0	$231

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Table 16.7 Expected Future Benefits Payments

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2014	$12	$2
2015	12	4
2016	12	4
2017	11	4
2018	11	4
2019 - 2023	56	17

In 2014, $1 million in contributions are expected to be made to the pension plans and $2 million in contributions are expected to be made to other postretirement benefits plans.

NOTE 17—INCOME TAXES

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

Table 17.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Current income tax provision:
Federal taxes	$1,360	$1,401	$721
State taxes	194	154	89
International taxes	115	44	33

Total current provision (benefit)	$1,669	$1,599	$843

Deferred income tax provision:
Federal taxes	$305	$(232)	$594
State taxes	47	(84)	(88)
International taxes	4	18	(15)

Total deferred provision (benefit)	$356	$(298)	$491

Total income tax provision	$2,025	$1,301	$1,334

The international income tax provision is related to pre-tax earnings from foreign operations of approximately $459 million in 2013, $296 million in 2012, and $28 million in 2011.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax benefits of $1 million, $620 million and $3 million in 2013, 2012 and 2011, respectively, were allocated directly to reduce goodwill from acquisitions.

Table 17.2: Income Tax Provision (Benefit) Reported in Stockholders’ Equity

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Foreign currency translation gains (losses)	$5	$3	$(1)
Net unrealized gains (losses) on securities available for sale	(364)	256	(41)
Net unrealized gains (losses) on securities transfered to held to maturity	(538)	0	0
Net unrealized gains (losses) on cash flow hedge instruments	(95)	47	18
Employee stock plans	(10)	15	(19)
Other	19	0	(7)

Total income tax provision (benefit)	$(983)	$321	$(50)

Table 17.3: Effective Income Tax Rate

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	1.9	1.4
Resolution of federal income tax issues and audits	0	(0.2)	(1.1)
Low-income housing, New Markets, and other tax credits	(4.7)	(5.0)	(4.3)
Other foreign tax differences, net	(0.6)	(0.7)	(0.1)
Nontaxable bargain purchase gain	0	(4.1)	0.0
Other, net	(0.2)	(1.1)	(1.8)

Income tax effective tax rate	31.6%	25.8%	29.1%

During 2013, 2012 and 2011, our income tax expense was reduced by $3 million, $7 million and $50 million, respectively, due to the resolution of certain tax issues and audits for prior years with the Internal Revenue Service (“IRS”). This reduction represented the release of previous accruals for potential audit and litigation adjustments which were subsequently settled or eliminated and further refinement of existing tax exposures.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 17.4: Significant Components of Deferred Tax Assets and Liabilities

	December 31,
(Dollars in millions)	2013	2012
Deferred tax assets:
Allowance for loan and lease losses	$1,583	$1,876
Security and loan valuations	1,296	502
Rewards programs	855	755
Representation and warranty reserve	444	343
Deferred compensation and employee benefits	304	350
Net operating loss and tax credit carryforwards	248	362
Net unrealized losses on derivatives	167	77
Unearned income	87	116
Other assets	259	293
Other foreign deferred taxes	7	22

Subtotal	5,250	4,696
Valuation allowance	(139)	(123)

Total deferred tax assets	5,111	4,573

Deferred tax liabilities:
Original issue discount	893	958
Fixed assets and leases	173	184
Goodwill and other intangibles	10	237
Other liabilities	369	256

Total deferred tax liabilities	1,445	1,635

Net deferred tax assets	$3,666	$2,938

As of the end of December 31, 2013, we had federal net operating loss carry-forwards and losses of $252 million attributable to ING Direct that expire from 2018 to 2032. Under IRS rules, the Company’s ability to utilize these losses against future income is limited to $317 million per year. We have state operating loss carryforwards with a net tax value of $144 million that expire from 2014 to 2033. We have a foreign tax credit carryforward of $16 million that expires in 2019.

The valuation allowance was increased by $16 million to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.

The deferred tax liability for original issue discount represents interchange, late fees, cash advance fees and over-limit fees. These items are generally treated as original issue discount (“OID”) for tax purposes and recognized over the life of the related credit card receivables. These items are recognized in the our consolidated statements of income as income in the year earned. For income statement purposes, late fees are reported as interest income, and interchange, cash advance fees and overlimit fees are reported as non-interest income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Table 17.5: Deferred Tax Liability Related to Original Issue Discount

	December 31,
(Dollars in millions)	2013	2012
Original Issue discount:
OID—late fees	$1,024	$1,225
OID—all other	1,402	1,377

Gross original issue discount	2,426	2,602

Net deferred tax liability	$893	$957

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

We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $13 million benefit, $3 million expense and $39 million benefit of net interest and penalties for 2013, 2012 and 2011, respectively. The accrued balance of interest and penalties related to unrecognized tax benefits is presented in the table below.

Table 17.6: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2012	$213	$60	$273
Additions for tax positions related to the current year	0	0	0
Additions for tax positions related to prior years	51	9	60
Reductions for tax positions related to prior years due to IRS and other settlements	(56)	(15)	(71)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	0	0	0
Other reductions for tax positions related to prior years	0	0	0

Balance as of December 31, 2012	$208	$54	$262

Additions for tax positions related to the current year	—	—	—
Additions for tax positions related to prior years	15	7	22
Reductions for tax positions related to prior years due to IRS and other settlements	(109)	(22)	(131)
Additions for tax positions related to acquired entities in prior years, offset to goodwill	0	0	0
Other reductions for tax positions related to prior years	0	0	0

Balance as of December 31, 2013	$114	$39	$153

Portion of balance at December 31, 2013 that, if recognized, would impact the effective income tax rate	$78	$25	$103

We are subject to examination by the IRS and other tax authorities in certain countries and states in which we have significant business operations. The tax years subject to examination vary by jurisdiction. During 2013, the

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IRS completed its review of the Company’s federal income tax refund claims with respect to the tax years 2000 through 2008 and authorized the payment of tax refunds in the aggregate amount of $155 million. The IRS substantially completed the examination of the Company’s federal income tax returns for the tax years 2009 and 2010 during 2013 and chose not to examine the Company’s federal income tax return for the tax year 2011. The Company has been accepted into the IRS Compliance Assurance Process (CAP) for the Company’s federal income tax returns beginning with the 2014 tax year.

It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within twelve months of the reporting date as a result of the above-referenced pending matters. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

As of December 31, 2013, U.S. income taxes and foreign withholding taxes have not been provided on approximately $1.3 billion of unremitted earnings of subsidiaries operating outside the U.S., in accordance with the guidance for accounting for income taxes in special areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, we could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.

As of December 31, 2013, U.S. income taxes of approximately $109 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork Bancorporation, Inc. and the acquisition of CCB, are subject to recapture in the unlikely event that CONA, as successor to North Fork Bank and CCB, makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1:	Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:	Valuation is based on observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities

Level 3:	Valuation is generated from techniques that use significant assumptions not observable in the market. Valuation techniques include pricing models, discounted cash flow methodologies or similar techniques.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of and for the years ended December 31, 2013, 2012 and 2011.

Fair Value Governance and Control

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee and Model Validation Group, participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the Fair Value Committee (“FVC”) to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee for resolution. The Valuations Advisory Committee (“VAC”) is chaired by the Chief Financial Officer and includes other senior management. The VAC is only convened to review escalated valuation disputes and did not meet during 2013.

The CVG performs periodic independent verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation team perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation. Additionally, when necessary, the CVG and Trade Analytics and Valuation Team (“TAV”) challenge prices from third party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for a transparency of the assumptions used by the third party.

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

We have a model policy, established by an independent Model Risk Office, which governs the validation of models and related supporting documentation to ensure the appropriate use of models for pricing. The Model Validation Group is part of the Model Risk Office and validates all models and provides ongoing monitoring of their performance, including the validation and monitoring of the performance of all valuation models.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2013 and 2012:

Table 18.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2013
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$833	$0	$0	$833
U.S. Agency debt obligations	0	1	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	307	927	1,234
RMBS	0	23,775	1,304	25,079
CMBS	0	5,267	739	6,006
Other ABS	0	6,793	343	7,136
Other securities	127	1,367	17	1,511

Total securities available for sale	960	37,510	3,330	41,800
Other assets:
Consumer MSRs	0	4	69	73
Derivative assets(1)	3	906	50	959
Retained interests in securitizations	0	0	199	199

Total assets	$963	$38,420	$3,648	$43,031

Liabilities
Other liabilities:
Derivative liabilities(1)	$4	$668	$38	$710

Total liabilities	$4	$668	$38	$710

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,552	$0	$0	$1,552
U.S. Agency debt obligations	0	302	0	302
Corporate debt securities guaranteed by U.S. government agencies	0	362	650	1,012
RMBS	0	42,538	1,335	43,873
CMBS	0	7,042	587	7,629
Other ABS	0	8,356	102	8,458
Other securities	145	993	15	1,153

Total securities available for sale	1,697	59,593	2,689	63,979
Other assets:
Consumer MSRs	0	0	55	55
Derivative assets(1)	1	1,757	90	1,848
Retained interests in securitizations	0	0	204	204

Total assets	$1,698	$61,350	$3,038	$66,086

Liabilities
Other liabilities:
Derivative liabilities(1)	$1	$361	$38	$400

Total liabilities	$1	$361	$38	$400

(1)	Does not reflect $1 million and $9 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2013 and 2012, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During 2013 we had minimal movements between Levels 1 and 2.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Recurring Fair Value Rollforward

The tables below present a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3). When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

Table 18.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2013
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2013(3)
(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2013
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$(39)	$272	$0	$0	$(67)	$156	$(45)	$927	$0
RMBS	1,335	(16)	203	287	0	0	(239)	794	(1,060)	1,304	(20)
CMBS	587	0	(57)	1,085	(10)	0	11	284	(1,161)	739	0
Other ABS	102	(1)	14	279	(56)	0	(2)	103	(96)	343	(1)
Other securities	15	0	0	32	(23)	0	(7)	1	(1)	17	0

Total securities available for sale	2,689	(17)	121	1,955	(89)	0	(304)	1,338	(2,363)	3,330	(21)
Other assets:
Consumer MSRs	55	34	0	0	0	13	(7)	0	(26)	69	18
Derivative assets .	90	(22)	0	0	0	10	(19)	0	(9)	50	(22)
Retained interest in securitizations	204	(5)	0	0	0	0	0	0	0	199	(5)
Liabilities:
Other liabilities:
Derivative liabilities	38	14	0	0	0	14	(28)	1	(1)	38	14

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2012
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2012(3)
(Dollars in millions)	Balance, January 1, 2012	Included in Net Income(1)	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2012
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$0	$0	$6	$276	$0	$0	$(8)	$376	$0	$650	$0
RMBS	195	(10)	157	2,549	(640)	0	(280)	630	(1,266)	1,335	(10)
CMBS	274	5	20	1,102	(76)	0	(30)	70	(778)	587	5
Other ABS	32	0	23	384	0	0	(4)	261	(594)	102	0
Other securities	12	0	0	0	0	0	(5)	17	(9)	15	0

Total securities available for sale	513	(5)	206	4,311	(716)	0	(327)	1,354	(2,647)	2,689	(5)
Other assets:
Consumer MSRs	93	(39)	0	0	0	11	(10)	0	0	55	(39)
Derivative assets	103	58	0	0	0	13	(88)	13	(9)	90	58
Retained interest in securitization	145	59	0	0	0	0	0	0	0	204	59
Liabilities:
Other liabilities
Derivative liabilities	279	12	0	0	0	33	(274)	(8)	(4)	38	12

(1)	Gains (losses) related to Level 3 mortgage servicing rights and Level 3 derivative assets and derivative liabilities are reported in other non-interest income, which is a component of non-interest income. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.
(2)	The transfers out of Level 3 for 2013 and 2012 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.
(3)	The amount presented for unrealized gains (loss) for assets still held as of the reporting date primarily represents impairments for securities available for sale, accretion on certain fixed maturity securities, change in fair value of derivative instruments and mortgage servicing rights transaction. The impairments are reported in total other-than-temporary losses as a component of non-interest income.

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

Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents the significant unobservable inputs relied upon to determine the fair values of our recurring Level 3 financial instruments. We utilize multiple third party pricing services to obtain fair value measures for our securities. Several of our third party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third party pricing services are able to

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the securities available for sale presented below represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

Table 18.3: Quantitative Information about Level 3 Fair Value Measurements

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:

Securities available for sale:

RMBS	$1,304	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-23% 0-21% 0-18% 0-95%	5% 5% 8% 49%

CMBS	$739	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-20%	2% 3%

Other ABS	$343	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-8% 1-6% 1-19% 44-80%	3% 2% 12% 69%

U.S. government guaranteed debt and other securities	$944	Discounted cash flows (3rd party pricing)	Yield	0-3%	2%
Other assets:

Consumer MSRs	$69	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($per loan)	9.03-32.05% 9.94-17.07% $81.39-$393.52	14.47% 10.58% $89.32

Derivative assets	$50	Discounted cash flows	Swap rates	2.99-3.70%	3.57%

Retained interests in securitization (1)	$199	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	34-101 1.91-7.24% 4.54-13.57% 1.79-7.07% 14.71-88.69%	N/A
Liabilities:

Other liabilities:

Derivative liabilities	$38	Discounted cash flows	Swap rates	3.01-3.67%	3.57%

(1)	Due to the nature of the various mortgage securitization structures in which we have retained interest, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2012	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:

Securities available for sale:

RMBS	$1,335	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-24% 0-26% 0-21% 4-75%	5% 6% 9% 52%

CMBS	$587	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-3% 0-15%	2% 11%

Other ABS	$102	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-24% 0-5% 1-28% 46-88%	4% 2% 15% 72%

U.S. government guaranteed debt and other securities	$665	Discounted cash flows (3rd party pricing)	Yield	1-4%	2%
Other assets:

Consumer MSRs	$55	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($per loan)	11.77-32.99% 9.95-37.88% $81-$864	19.37% 12.66% $302

Derivative assets	$90	Discounted cash flows	Swap rates	1.82-2.58%	2.46%

Retained interests in securitization(1)	$204	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate	29-243 1.25-22.21% 2.90-13.57%	N/A
Liabilities:

Other liabilities:

Derivative liabilities	$38	Discounted cash flows	Swap rates	1.82-2.55%	2.42%

(1)	Due to the nature of the various mortgage securitization structures in which we have retained interest, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheets. These financial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2013 and 2012, the significant valuation techniques and unobservable inputs used in those measurement, and total gain or losses recognized in earnings during the years ended December 31, 2013 and 2012 attributable to the fair value changes relating to these assets:

Table 18.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	December 31, 2013
	Estimated Fair Value Hierarchy			Total	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average	Gains (Losses) for Year Ended 12/31/13
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$0	$145	$0	$145	N/A	N/A	N/A	N/A	$(1)
Loans held for investment	0	0	84	84	Appraisal Value	Non-recoverable rate	0-42%	13%	(28)
Other assets(1)	0	0	64	64	Fair value of property or collateral	Appraisal Value	N/A	N/A	(23)

Total	$0	$145	$148	$293					$(52)

	December 31, 2012
	Estimated Fair Value Hierarchy			Total	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average	Gains (Losses) for Year Ended 12/31/12
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$0	$201	$0	$201	N/A	N/A	N/A	N/A	$0
Loans held for investment	0	0	162	162	Appraisal Value	Non-recoverable rate	0-100%	13%	(50)
Other assets(1)	0	0	109	109	Fair value of property or collateral	Appraisal Value	N/A	N/A	(31)

Total	$0	$201	$271	$472					$(81)

(1)	Included foreclosed property and repossessed assets of $42 million and long-lived assets held for sale of $22 million as of December 31, 2013. Comparatively, included foreclosed property and repossessed assets of $50 million and long-lived assets held for sale of $59 million as of December 31, 2012. The fair value of these assets is determined based on appraisal value or sales price, the range of which is not meaningful to disclose.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of December 31, 2013 and 2012:

Table 18.5: Fair Value of Financial Instruments

	December 31, 2013		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,291	$6,291	$6,291	$0	$0
Restricted cash for securitization investors	874	874	874	0	0
Securities available for sale	41,800	41,800	960	37,510	3,330
Securities held to maturity	19,132	19,185	0	18,895	290
Net loans held for investment	192,884	198,138	0	0	198,138
Loans held for sale	218	219	0	219	0
Interest receivable	1,418	1,418	0	1,418	0
Consumer and commercial MSRs	205	209	0	4	205
Derivative assets	959	959	3	906	50
Retained interests in securitizations	199	199	0	0	199

Financial liabilities:
Non-interest bearing deposits	$22,643	$22,643	$22,643	$0	$0
Interest-bearing deposits	181,880	175,516	0	14,346	161,170
Securitized debt obligations	10,289	11,081	0	10,835	246
Senior and subordinated notes	13,134	13,715	0	13,715	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	915	915	0	0
Other borrowings	16,316	16,324	0	16,324	0
Interest payable	307	307	0	307	0
Derivative liabilities	710	710	4	668	38
Other liabilities	18	18	0	0	18

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,058	$11,058	$11,058	$0	$0
Restricted cash for securitization investors	428	428	428	0	0
Securities available for sale	63,979	63,979	1,697	59,593	2,689
Securities held to maturity	9	9	0	9	0
Net loans held for investment	200,733	205,000	0	0	205,000
Loans held for sale	201	201	0	201	0
Interest receivable	1,694	1,694	0	1,694	0
Consumer and commercial MSRs	55	55	0	0	55
Derivatives assets	1,848	1,848	1	1,757	90
Retained interests in securitizations	204	204	0	0	204

Financial liabilities:
Non-interest bearing deposits	$22,467	$22,467	$22,467	$0	$0
Interest-bearing deposits	190,018	189,423	0	22,216	167,207
Securitized debt obligations	11,398	11,590	0	11,252	338
Senior and subordinated notes	12,686	13,312	0	13,312	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,248	1,248	1,248	0	0
Other borrowings	24,578	24,616	346	24,215	55
Interest payable	450	450	0	450	0
Derivatives liabilities	400	400	1	361	38
Other liabilities	4	4	0	0	4

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2013 and 2012. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, interest receivable, non-interest bearing and interest bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There was a considerable decrease in the market value of our portfolio holdings as of December 31, 2013, compared with December 31, 2012 due to higher interest rates.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. We originate loans with the intent to sell to government sponsored enterprises as part of a delegated underwriting and servicing (“DUS”) program. For DUS commercial loans, we believe the fair value approximates par value as this is the contractual price we receive from the purchaser. For all other loans classified as held for sale, the fair value is determined using a discounted cash flow model or current secondary market prices for loan pools with similar characteristics. Loans held for sale that are valued at par or using a discounted cash flow model are classified as Level 2. Fair value adjustments to loans held for sale are recorded in other non-interest income in our consolidated statements of income.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loans Held For Investment

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

Due to the use of unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for loans held for investment are recorded in provision for credit losses in the consolidated statement of income. The fair value of these loans as of December 31, 2013 remained substantially unchanged compared to the previous year as the impact of higher market rates was offset by improved credit performance in our card, mortgage and commercial loan portfolios.

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

Mortgage Servicing Rights

We record consumer MSRs at fair value on a recurring basis, while commercial MSRs are subsequently measured at amortized cost with impairment recognized as a reduction in other non-interest income. MSRs do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. In the event we enter into an agreement with a third party to sell the MSRs, the valuation is based on the agreed upon sale price which is considered to be the determined exit price for the assets and the MSRs are classified as Level 2.

Retained Interest in Securitizations

We have retained interest in various mortgage securitization deals from previous acquisitions. Our retained interest include rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trust. We record our interest in these deals at fair value using valuation models to calculate the present value of future income. The model incorporates various assumptions that market participants use in estimating future income including weighted average life, constant prepayment rate, discount rate, default rate and severity.

Foreclosed property and Other Assets

Foreclosed property and other repossessed assets are carried at the lower of the carrying amount or fair value less costs to sell. Due to the use of significant unobservable inputs, foreclosed property is classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed property are recorded in other non-interest expense in the consolidated statement of income. Foreclosed property and repossessed assets, which we report in our consolidated balance sheets under other assets, totaled $113 million and $160 million, respectively, as of December 31, 2013, compared with $204 million and $109 million, respectively, as of December 31, 2012.

Long-lived assets held for sale are also subject to fair value measurement on a nonrecurring basis, and carried at the lower of their carrying amount or fair value less costs to sell. Due to the use of unobservable inputs, long-lived assets held for sale are classified as Level 3 under the fair value hierarchy. Fair value adjustments for other assets are recorded in other non-interest expense in the consolidated statement of income.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances was determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms. The decrease in fair value of our other borrowings at December 31, 2013 was primarily due to a decline in the volume of those borrowings.

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

NOTE 19—BUSINESS SEGMENTS

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

•	Credit Card: Consists of our domestic consumer and small business card lending, national closed end installment lending, and the international card lending businesses in Canada and the United Kingdom.

•	Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and consumer home loan lending and servicing activities.

•	Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million to $1 billion.

•	Other Category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. The Other category also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as acquisition and restructuring charges; certain provisions for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Following is additional information on the principles and methodologies used in preparing our business segment results.

•	Net interest income: Interest income from loans held for investment and interest expense from deposits and other interest-bearing liabilities are reflected within each applicable business segment. Because funding and asset/liability management are managed centrally by our Corporate Treasury Group, net interest income for our business segments also includes the results of a funds transfer pricing process that is intended to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. Also, the taxable-equivalent benefit of tax-exempt products is allocated to each business unit with a corresponding increase in income tax expense.

•	Non-interest income: Non-interest fees and other revenue associated with loans or customers managed by each business segment and other direct revenues are accounted for within each business segment.

•	Provision for credit losses: The provision for credit losses is directly attributable to the business segment in which the loans are managed.

•	Non-interest expense: Non-interest expenses directly managed and incurred by a business segment are accounted for within each business segment. We allocate certain non-interest expenses indirectly incurred by business segments, such as corporate support functions, to each business segment based on various factors, including the actual cost of the services from the service providers, the utilization of the services, the number of employees or other relevant factors.

•	Goodwill and other intangible assets: Goodwill and other intangible assets are assigned to business segments based on the relative fair value of each segment. Intangible amortization is included in the results of the applicable segment.

•	Income taxes: Income taxes are assessed for each business segment based on a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in the “Other” category.

•	Loans held for investment: Loans are reported within each business segment based on product or customer type.

•	Deposits: Deposits are reported within each business segment based on product or customer type.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present our business segment results for 2013, 2012 and 2011, selected balance sheet data as of December 31, 2013, 2012 and 2011, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period presentation.

Table 19.1: Segment Results and Reconciliation

	Year Ended December 31, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$10,967	$5,905	$1,895	$(661)	$18,106
Non-interest income	3,320	749	395	(186)	4,278

Total net revenue	14,287	6,654	2,290	(847)	22,384
Provision for credit losses	2,824	656	(24)	(3)	3,453
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	434	0	0	0	434
Core deposit intangible amortization	0	138	27	0	165

Total PCCR and core deposit intangible amortization	434	138	27	0	599

Other non-interest expense	7,005	3,607	1,092	211	11,915

Total non-interest expense	7,439	3,745	1,119	211	12,514

Income from continuing operations before income taxes	4,024	2,253	1,195	(1,055)	6,417
Income tax provision (benefit)	1,409	802	426	(612)	2,025

Income (loss) from continuing operations, net of tax	$2,615	$1,451	$769	$(443)	$4,392

Period-end total loans held for investment	$81,305	$70,762	$45,011	$121	$197,199
Period-end total customer deposits	0	167,652	30,567	6,304	204,523

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$10,182	$5,788	$1,740	$(1,121)	$16,589
Non-interest income	3,078	782	340	607	4,807

Total net revenue	13,260	6,570	2,080	(514)	21,396
Provision for credit losses	4,061	589	(270)	35	4,415
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	350	0	0	0	350
Core deposit intangible amortization	0	159	34	0	193

Total PCCR and core deposit intangible amortization	350	159	34	0	543

Other non-interest expense	6,504	3,712	1,025	162	11,403

Total non-interest expense	6,854	3,871	1,059	162	11,946

Income from continuing operations before income taxes	2,345	2,110	1,291	(711)	5,035
Income tax provision (benefit)	815	747	456	(717)	1,301

Income from continuing operations, net of tax	$1,530	$1,363	$835	$6	$3,734

Period-end total loans held for investment	$91,755	$75,127	$38,820	$187	$205,889
Period-end total customer deposits	0	172,396	29,866	10,223	212,485

	Year Ended December 31, 2011
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$7,822	$4,236	$1,596	$(913)	$12,741
Non-interest income	2,609	720	283	(74)	3,538

Total net revenue	10,431	4,956	1,879	(987)	16,279
Provision for credit losses	1,870	452	31	7	2,360
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	21	0	0	0	21
Core deposit intangible amortization	0	132	40	0	172

Total PCCR and core deposit intangible amortization	21	132	40	0	193

Other non-interest expense	5,014	3,112	885	128	9,139

Total non-interest expense	5,035	3,244	925	128	9,332

Income from continuing operations before income taxes	3,526	1,260	923	(1,122)	4,587
Income tax provision (benefit)	1,249	451	328	(694)	1,334

Income from continuing operations, net of tax	$2,277	$809	$595	$(428)	$3,253

Period-end total loans held for investment	$65,075	$36,315	$34,327	$175	$135,892
Period-end total customer deposits	0	88,540	26,683	13,003	128,226

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—COMMITMENTS, CONTINGENCIES, GUARANTEES, AND OTHERS

Contingent Payments Related to Acquisitions and Partnership Agreements

Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. In 2013 we settled all of our existing contingent payment arrangements for $165 million and as of December 31, 2013, we had no liability for contingent payments related to these arrangements. Our liability for contingent payments related to these arrangements was $165 million as of December 31, 2012.

Guarantees

We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these agreements totaled $16 million and $19 million as of December 31, 2013 and 2012, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these agreements was $15 million and $17 million as of December 31, 2013 and 2012, respectively.

See “Note 6—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.

Letters of Credit and Loss Sharing Agreements

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

On November 1, 2013, we acquired Beech Street Capital, a privately-held, delegated underwriting and servicing lender (“DUS”) that originates multi-family commercial loans with the intent to sell to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with Fannie Mae upon the sale of the DUS commercial loans. Under these agreements, losses on the covered loans are shared on a pari passu basis over the life of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded in the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The associated MSRs will also be reviewed for impairment annually.

We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $1.9 billion as of December 31, 2013 and 2012, respectively. The carrying value of outstanding letters of credit,

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which we include in other liabilities in our consolidated balance sheets, was $4 million as of December 31, 2013, and 2012. These financial guarantees had expiration dates ranging from 2013 to 2025 as of December 31, 2013. The amount of the loss sharing agreement with Fannie Mae was $14 million at December 31, 2013. No additional collateral or recourse provisions exist to reduce this exposure.

Payment Protection Insurance

In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to PPI, which totaled $139 million and $220 million as of December 31, 2013 and 2012, respectively.

Potential Mortgage Representation & Warranty Liabilities

We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, LLC, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork acquisition; and CCB, which was acquired in February 2009 and subsequently merged into CONA (collectively, “the subsidiaries”).

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated outstanding principal balance as of December 31, 2013 and 2012:

Table 20.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser (estimated)

	Unpaid Principal Balance
	December 31,	December 31,	Original Unpaid Principal Balance
(Dollars in billions)	2013	2012	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$3	$4	$11	$1	$4	$3	$3
Insured Securitizations	5	5	20	0	2	8	10
Uninsured Securitizations and Other	18	23	80	3	15	30	32

Total	$26	$32	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

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

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $26 billion in unpaid principal balance remains outstanding as of December 31, 2013, of which approximately $6 billion in unpaid principal balance is at least 90 days delinquent. Approximately $20 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The subsidiaries had open repurchase requests relating to approximately $2.8 billion original principal balance of mortgage loans as of December 31, 2013, compared with $2.4 billion as of December 31, 2012. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 20.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2011	$176	$1,243	$672	$2,091
Gross new demands received	189	366	291	846
Loans repurchased/made whole	(233)	(3)	(138)	(374)
Demands rescinded	(75)	(30)	(40)	(145)
Reclassifications(2)	2	3	(4)	1

Open claims as of December 31, 2012	$59	$1,579	$781	$2,419

Gross new demands received	203	40	391	634
Loans repurchased/made whole	(49)	(5)	(27)	(81)
Demands rescinded	(124)	0	(23)	(147)

Open claims as of December 31, 2013	$89	$1,614	$1,122	$2,825

(1)	The open pipeline includes all repurchase requests ever received by our subsidiaries where either the requesting party has not formally rescinded the repurchase request and where our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its losses. Accordingly, repurchase requests denied by our subsidiaries and not pursued by the counterparty remain in the open pipeline, with the exception of certain aged repurchase requests submitted by parties without contractual standing to pursue such requests, which may be removed from the pipeline. Finally, the amounts reflected in this chart are the original principal balance amounts of the mortgage loans at issue and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.
(2)	Represents adjustments to correct the counterparty category as of December 31, 2012 for amounts that were misclassified. The reclassification had an impact of less than $1 million on the total pending repurchase requests; however, most of the reclassification resulted from an increase in open claims attributable to GSEs and Insured Securitizations and an offsetting decrease in open claims attributable to Uninsured Securitizations and Other.

The following table summarizes changes in our representation and warranty reserves for the years ended December 31, 2013 and 2012:

Table 20.3: Changes in Representation and Warranty Reserves

	Year Ended December 31,
(Dollars in millions)	2013	2012
Representation and warranty repurchase reserve, beginning of period(1)	$899	$943
Provision for mortgage representation and warranty losses(2)	309	349
Net realized losses	(36)	(393)

Representation and warranty repurchase reserve, end of period(1)	$1,172	$899

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)	The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of non-interest income was a benefit of $24 million and a loss of $42 million in 2013 and 2012, respectively. The portion of the provision for mortgage representation and warranty recognized in our consolidated statements of income as a component of discontinued operations totaled $333 million and $307 million in 2013 and 2012, respectively.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

Table 20.4: Allocation of Representation and Warranty Reserves

	Reserve Liability
	December 31,		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	2013	2012
Selected period-end data:
GSEs and Active Insured Securitizations	$965	$817	$27
Inactive Insured Securitizations and Others	207	82	84

Total	$1,172	$899	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes for each GSE, adjusted for any settlements, to estimate: (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and, (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases. We rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests, and also includes anticipated repurchases resulting from mortgage insurance rescissions. Although our assumed future claims rate considers the most recent claims experience and actual repurchases, an increase in GSE claims and/or repurchases could result in an increase in our reserve. We have entered into and completed repurchase or settlement agreements with respect to the majority of our exposure within this category.

Our reserves also could be impacted by any claims which may be brought by governmental agencies under the Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”), the False Claims Act, or other federal or state statutes. For example, in 2013, GreenPoint and Capital One received requests for information and/or subpoenas from various governmental regulators and law enforcement authorities, including members of the RMBS Working Group, a federal and state law enforcement effort focused on investigating fraud and abuse in the RMBS Market relating to the mortgage originations, mortgage loan sales, and the mortgage securitization process. We are cooperating with these regulators and other authorities in responding to such requests.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the $4 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $48 billion original principal balance of mortgage loans in the Uninsured Securitizations category, we establish reserves based on an assessment of probable and estimable legal liability, if any, utilizing both our own experience and publicly available industry settlement information to estimate lifetime liability. In contrast with the bond insurers in the Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can force a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Accordingly, we only reserve for such exposures when a trustee or investor with standing brings claims and it is probable we have incurred a loss. Some Uninsured Securitization investors from this category are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some direct and indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities. In addition, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by parties who purchased loans from our subsidiaries and subsequently re-sold the loans into securitizations, such reserves are also contained within this category.

For the $22 billion original principal balance of mortgage loans sold to private investors as whole loans, we establish reserves by relying on our historical and anticipated claims and repurchase rates to estimate lifetime liability.

The aggregate reserves for all three subsidiaries totaled $1.2 billion as of December 31, 2013, compared with $899 million as of December 31, 2012. We recorded a total provision for mortgage representation and warranty losses for our representation and warranty repurchase exposure of $309 million in 2013, which was primarily driven by increased litigation activity and updated legal assumptions with respect to estimable losses. During the year, we had settlements of repurchase requests totaling $36 million that were charged against the reserves.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2013 is approximately $2.6 billion, a decline from our estimate of $2.7 billion as of December 31, 2012. The estimate as of December 31, 2013 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the FHFA Litigation, the LXS Trust Litigation and the FHLB of Boston Litigation.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interchange Litigation

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. This agreement is contingent on final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement. In December 2013, the court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including Capital One (collectively “the Opt-Out Plaintiffs”). Relatedly, in December 2013, individual consumer plaintiffs also filed a proposed national class action against a number of banks, including Capital One, alleging that because the banks conspired to fix interchange fees, consumers were forced to pay more for the fees than appropriate. These cases are in their preliminary stages.

As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2013 and 2012 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

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

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including COBNA. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In January, 2014, the Ninth Circuit affirmed the lower court’s dismissal of the case.

Credit Card Interest Rate Litigation

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. In August 2011, Capital One filed a motion for summary judgment, which remains pending with the court. In July 2013, the MDL plaintiffs filed a supplemental opposition to Capital One’s motion for summary judgment. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished.

Mortgage Repurchase Litigation

In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs: Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”), which affirmed the dismissal in April 2013. Syncora and CIFG have appealed the First Department’s decision to the New York Court of Appeals.

In September 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP. DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization, almost all of which is insured by AGM, is comprised of loans with an aggregate original principal balance of approximately $353 million. DBSP asserts that any liability it faces lies with GreenPoint, alleging that DBSP’s representations and warranties to AGM are substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied in July 2011.

In October 2012, Capital One, N.A., (“CONA”) as successor to CCB, was named as a defendant in a lawsuit filed in the Southern District of New York by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (the “Ambac Litigation”). Plaintiffs allege, among other things, that CONA (as successor to CCB) breached certain representations and warranties in contracts relating to six securitizations with an aggregate original principal balance of approximately $5.2 billion which were sponsored by a CCB affiliate in 2006 and 2007 and backed by loans originated by CCB. Almost half of the securities issued by the six trusts are insured by Ambac. Plaintiffs seek unspecified damages, an order compelling CONA to indemnify Ambac for all accrued and future damages based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate, and all related fees, costs, and interest. CONA’s motion to dismiss the complaint is currently pending before the court.

In May, June, and July 2012, FHFA (acting as conservator for Freddie Mac) filed three summons with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. In January 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans. (the “FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest. GreenPoint’s motion to dismiss the complaint is currently pending before the court.

In July 2013, Lehman XS Trust, Series 2006-4N, by its trustee U.S. Bank, N.A. filed a lawsuit in the Southern District of New York against GreenPoint alleging breaches of representations and warranties made in certain loan sale agreements, pursuant to which GreenPoint sold mortgage loans with an original principal balance of $915 million to Lehman Brothers for securitization and sale to investors. The lawsuit (“the LXS Trust Litigation”) seeks specific performance of GreenPoint’s obligation to repurchase certain allegedly breaching loans, or in the alternative, the repurchase of all loans in the trust, the award of rescissory damages, costs, fees and interest. In January 2014, the court granted GreenPoint’s motion to dismiss based on the statute of limitations, ruling that New York’s six-year statute of limitations began running no later than the time of the mortgage securitization. The plaintiff has appealed the dismissal of the complaint.

As noted above in the section entitled Potential Mortgage Representation & Warranty Liabilities, the Company’s subsidiaries establish reserves with respect to representation and warranty litigation matters, where appropriate, within the Company’s overall representation and warranty reserves. Please see above for more details.

FHLB Securities Litigation

In April 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(the “FHLB of Boston Litigation”). Capital One Financial Corporation and CONA are named in the complaint as alleged successors in interest to CCB, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011. FHLB of Boston filed an Amended Complaint in June 2012, and the Company’s motion to dismiss was denied in September 2013.

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, captioned In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. In March 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. In June 2012, the MDL court granted plaintiff’s motion for class certification. The modified scheduling order entered by the MDL court contemplates the conclusion of discovery in the second quarter of 2014 and we anticipate a remand to the Eastern District of Louisiana in the third quarter of 2014.

Hawaii, Mississippi, Missouri and New Mexico State Attorney General Payment Protection Matters

In April 2012, the Attorney General of Hawaii filed a lawsuit in First Circuit Court in Hawaii against Capital One Bank (USA) N.A., and Capital One Services, LLC. The case is one of several similar lawsuits filed by the Attorney General of Hawaii against various banks challenging the marketing and sale of payment protection and credit monitoring products. In June 2012, the Attorney General of Mississippi filed substantially similar suits against Capital One and several other banks. In April 2013, the Attorney General of New Mexico also filed substantially similar suits against Capital One and several other banks. All three state attorney general complaints allege that Capital One enrolls customers in such programs without their consent and that Capital One enrolls customers in such programs in circumstances in which the customer is not eligible to receive benefits for the product in question. All suits allege unjust enrichment and violation of Unfair and Deceptive Practices Act statutes. The remedies sought in the lawsuits include an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs.

In May 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. In November 2012, the court denied the Hawaii AG’s motion to remand. The Hawaii AG petitioned to appeal the District Court’s decision to the Ninth Circuit Court of Appeals, which was granted by the Ninth Circuit in April 2013. The District Court case is now stayed pending the appeal.

In August 2012, Capital One removed the Mississippi AG case to the U.S. District Court, Southern District of Mississippi. In July 2013, the court denied the Mississippi AG’s motion to remand. The Fifth Circuit overturned the District Court’s denial of the AG’s motion to remand in December 2013, and the case will proceed in state court.

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2013, Capital One removed the New Mexico AG case to the U.S. District Court, District of New Mexico. In response, the New Mexico AG filed an Amended Complaint in federal court, adding a claim for alleged violations of the Truth in Lending Act. In November 2013, the court granted in part and denied in part Capital One’s motion to dismiss. The court dismissed the state deceptive practices act claim but allowed the New Mexico AG to proceed on its claims under the Truth In Lending Act. In a separate order, the court also granted Capital One’s motion precluding the New Mexico AG from recovery of alleged damages for New Mexico residents who were class members in a prior class action against Capital One.

Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August 2011, relating to the marketing of payment protection products.

Intellectual Ventures Corp., et al.

In June 2013, Intellectual Ventures I, LLC and Intellectual Ventures II, LLC (collectively “IV”) sued Capital One Financial Corp., Capital One Bank (USA), N.A. and Capital One, N.A. (collectively “Capital One”) for patent infringement in the United States District Court for the Eastern District of Virginia. In the Complaint, IV alleges infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and other patents in several other federal courts. Capital One’s motion to dismiss was denied without prejudice in August 2013. Capital One filed an answer and counterclaim alleging antitrust violations. In December 2013, the court dismissed Capital One’s counterclaim and decided the parties’ arguments on claim construction. IV has agreed to dismiss two patents in suit, and following claim construction, has asked for a stipulation of non-infringement for one patent with an opportunity to appeal the court’s decision regarding claim construction. As a result, two patents remain in dispute in the case. Trial is currently scheduled to begin in April 2014.

In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise.

Derivative Actions

In August 2012, a derivative action, titled Iron Workers Mid-South Pension Fund v. Fairbank, et al., Case No. 2012 14130 (“Iron Workers Action”), was filed by a putative stockholder on behalf of the Company in Virginia Circuit Court of Fairfax County (hereafter “Virginia Circuit Court”) against certain current and former directors and officers of the Company, alleging breach of the fiduciary duty of loyalty, gross mismanagement, corporate waste, and unjust enrichment. The allegations stem from the Company’s entering into consent orders with the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau regarding vendor sales practices of payment protection and credit monitoring products. Plaintiff shareholder generally alleges that the alleged failure of the Company’s officers and directors to oversee certain practices between 2010 and early 2012 caused harm to the Company, which is named as a “nominal defendant.” The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance and internal procedures, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. In September 2012, a second derivative complaint, titled Barovic v. Fairbank, et al., Case No. 2012 14130, was filed by another putative stockholder on behalf of the Company also in the Virginia Circuit Court. The Barovic derivative complaint is substantially identical to the Iron Workers’ Action (collectively “Derivative Actions” filed by the “Derivative Plaintiffs”). The defendants removed the Derivative Actions to federal court and moved to dismiss the complaints. In June 2013, the court granted Capital One’s motion to dismiss, finding that the plaintiffs did not adequately allege facts showing that

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Board could not be impartial in responding to a litigation demand. The court also dismissed with prejudice the claims for unjust enrichment and corporate waste, and the claims against the named officer defendants. The plaintiffs filed an amended complaint in July 2013, which Capital One moved to dismiss with prejudice in July 2013. In October 2013, the court granted Capital One’s motion to dismiss the amended complaint with prejudice, thereby dismissing the consolidated matter in its entirety.

Telephone Consumer Protection Act Litigation

In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Litigation Multi-district Litigation matter was created as a result of a transfer order issued by the United States Judicial Panel on Multi-district Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions-Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois)-and several individual lawsuits. In February 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint. The Consolidated Master Class Action Complaint and individual lawsuits allege that COBNA and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs, and injunctive relief.

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

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

Financial Information

The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the SEC.

	December 31,
(Dollars in millions)	2013	2012
Balance sheets
Assets:
Cash and cash equivalents	$7,185	$7,342
Investment in subsidiaries	43,430	46,605
Loans to subsidiaries	1,487	1,335
Securities available for sale	807	464
Other	976	1,432

Total assets	53,885	57,178

Liabilities:
Senior and subordinated notes	9,458	10,116
Other borrowings	1,545	5,036
Other	1,138	1,527

Total liabilities	12,141	16,679

Stockholders’ equity:
Preferred stock	0	0
Common stock	6	6
Additional paid-in-capital, net	26,526	26,188
Retained earnings	20,404	16,853
Accumulated other comprehensive income	(872)	739
Less: Treasury stock, at cost	(4,320)	(3,287)

Total Stockholders’ equity	41,744	40,499

Total liabilities and stockholders’ equity	$53,885	$57,178

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Statements of income
Interest from temporary investments	$94	$47	$26
Interest expense	250	574	515
Dividends, principally from bank subsidiaries	5,950	0	1,950
Non-interest income	33	697	29
Non-interest expense	196	173	361

Income before income taxes and equity in undistributed earnings of subsidiaries	5,631	(3)	1,129
Income tax (benefit)	(66)	(168)	(247)
Equity in undistributed earnings of subsidiaries	(1,305)	3,569	1,877

Income from continuing operations, net of tax	4,392	3,734	3,253
Loss from discontinued operations, net of tax	(233)	(217)	(106)

Net income	4,159	3,517	3,147
Dividends and undistributed earnings allocated to participating securities	(17)	(15)	(26)
Preferred stock dividends	(53)	(15)	0

Net income available to common stockholders	$4,089	$3,487	$3,121

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Statements of cash flows
Operating activities:
Net income	$4,159	$3,517	$3,147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dividends (undistributed earnings) from subsidiaries:
Continuing operations	1,305	(3,569)	(1,877)
Discontinued operations	233	217	106
Accretion	(57)	(24)	(2)
Stock plan compensation expense	143	112	92
Decrease (increase) in other assets	(818)	1	(65)
Increase (decrease) in other liabilities	(388)	(34)	18

Net cash (used in) provided by operating activities	4,577	220	1,419

Investing activities:
(Increase) decrease in investment in subsidiaries	787	(9,709)	(46)
Proceeds from maturities of securities available for sale	46	24	0
Purchase of securities available for sale	(287)	(351)	(54)
(Increase) decrease in loans to subsidiaries	(153)	(997)	(1)
Proceeds from issuance of common stock for acquisition	0	2,638	0

Net cash provided by (used in) investing activities	393	(8,395)	(101)

Financing activities:
(Decrease) increase in borrowings from subsidiaries	(3,490)	555	450
Issuance of senior notes	849	2,246	2,992
Maturities of senior notes	(1,040)	(632)	(855)
Dividends paid—common stock	(555)	(111)	(91)
Dividends paid—preferred stock	(53)	(15)	0
Purchases of treasury stock	(1,033)	(43)	(42)
Net proceeds from issuances of common stock	81	3,233	40
Net proceeds from issuances of preferred stock	0	853	0
Proceeds from stock-based payment activities	114	80	57

Net cash (used in) provided by financing activities	(5,127)	6,166	2,551

(Decrease) increase in cash and cash equivalents	(157)	(2,009)	3,869
Cash and cash equivalents at beginning of year	7,342	9,351	5,482

Cash and cash equivalents at end of year	$7,185	$7,342	$9,351

NOTE 22—RELATED PARTY TRANSACTIONS

In the ordinary course of business, we may have loans issued to our executive officers, directors, and principal stockholders, also known as Regulation O Insiders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

CAPITAL ONE FINANCIAL CORPORATION

Selected Quarterly Financial Information(1) (2) (3)

	2013				2012
(Dollars in millions, except per share data) (unaudited)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$4,839	$4,998	$5,010	$5,051	$5,115	$5,254	$4,616	$3,979
Interest expense	416	438	457	481	587	608	615	565

Net interest income	4,423	4,560	4,553	4,570	4,528	4,646	4,001	3,414
Provision for credit losses(4)	957	849	762	885	1,151	1,014	1,677	573

Net interest income after provision for credit losses	3,466	3,711	3,791	3,685	3,377	3,632	2,324	2,841
Non-interest income	1,121	1,091	1,085	981	1,096	1,136	1,054	1,521
Non-interest expense	3,280	3,147	3,059	3,028	3,255	3,045	3,142	2,504

Income from continuing operations before income taxes	1,307	1,655	1,817	1,638	1,218	1,723	236	1,858
Income taxes	425	525	581	494	370	535	43	353

Income from continuing operations, net of tax	882	1,130	1,236	1,144	848	1,188	193	1,505
Loss from discontinued operations, net of tax	(23)	(13)	(119)	(78)	(5)	(10)	(100)	(102)

Net income	859	1,117	1,117	1,066	843	1,178	93	1,403
Dividends and undistributed earnings allocated to participating securities(5)	(4)	(5)	(4)	(5)	(3)	(5)	(1)	(7)
Preferred stock dividends	(13)	(13)	(13)	(13)	(15)	—	—	—

Net income available to common stockholders	$842	$1,099	$1,100	$1,048	$825	$1,173	$92	$1,396

Per common share:
Basic EPS(5) :
Income from continuing operations	$1.51	$1.91	$2.09	$1.94	$1.43	$2.05	$0.33	$2.94
Loss from discontinued operations	(0.04)	(0.02)	(0.20)	(0.13)	(0.01)	(0.02)	(0.17)	(0.20)

Net income	$1.47	$1.89	$1.89	$1.81	$1.42	$2.03	$0.16	$2.74

Diluted EPS(5) :
Income from continuing operations	$1.48	$1.88	$2.07	$1.92	$1.42	$2.03	$0.33	$2.92
Loss from discontinued operations	(0.03)	(0.02)	(0.20)	(0.13)	(0.01)	(0.02)	(0.17)	(0.20)

Net income	$1.45	$1.86	$1.87	$1.79	$1.41	$2.01	$0.16	$2.72

Weighted average common shares outstanding (In millions):
Basic EPS	573.4	582.3	581.5	580.5	579.2	578.3	577.7	508.7
Diluted EPS	582.6	591.1	588.8	586.3	585.6	584.1	582.8	513.1
Average balance sheet data:
Loans held for investment	$192,813	$191,135	$190,562	$195,997	$202,944	$202,856	$192,632	$152,900
Interest-earning assets	262,957	264,796	266,544	272,345	277,886	266,803	265,019	220,246
Total assets	294,108	294,939	297,766	303,223	308,096	297,154	295,306	246,384
Interest-bearing deposits	184,206	186,752	189,311	190,612	192,122	193,700	195,597	151,625
Total deposits	205,706	208,340	210,650	211,555	213,494	213,323	214,914	170,259
Borrowings	36,463	36,355	36,915	41,574	44,189	36,451	35,418	35,994
Total stockholders’ equity	42,463	41,284	41,579	40,960	40,212	38,535	37,533	32,982

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Results for Q2 2012 and thereafter include the impact of the May 1, 2012 closing of the 2012 U.S. card acquisition, which resulted in the addition of approximately $28.2 billion in credit card receivables at closing.
(3)	Results for Q1 2012 and thereafter include the impact of the February 17, 2012 acquisition of ING Direct, which resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion at acquisition.
(4)	Results for Q2 2012 include a provision for credit losses of $1.2 billion to establish an allowance for the loans acquired in the 2012 U.S. card acquisition.
(5)	Dividends and undistributed earnings allocated to participating securities, earnings per share, and preferred stock dividends are computed independently for each period. Accordingly, the sum of each quarter may not agree to the year-to-date total.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013, the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. During the fourth quarter of 2013, we substantially completed all remaining changes to processes, information technology systems and other components of internal control over financial reporting related to our prior acquisitions of ING Direct and the 2012 US card acquisitions, including the migration of ING Direct’s general ledger to our general ledger system. Otherwise, there were no changes in our internal control over financial reporting during the fourth quarter of 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is included in “Part II- Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to our internal control over financial reporting also is included in Item8 and incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our Proxy Statement for the 2014 Annual Stockholder Meeting (the “Proxy Statement”) under the headings “Corporate Governance at Capital One” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2013 fiscal year.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules

The following documents are filed as part of this Annual Report in Part II, Item 8 and are incorporated herein by reference.

(1)	Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Statement of Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011 Consolidated Balance Sheet as of December 31, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statement of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Selected Quarterly Data

(2)	Schedules:

None

(b). Exhibits

An index to exhibits has been filed as part of this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 27, 2014	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK Richard D. Fairbank	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2014

/s/ STEPHEN S. CRAWFORD Stephen S. Crawford	Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ R. SCOTT BLACKLEY R. Scott Blackley	Controller (Principal Accounting Officer)	February 27, 2014

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 27, 2014

/s/ ANN F. HACKETT Ann F. Hackett	Director	February 27, 2014

/s/ LEWIS HAY, III Lewis Hay, III	Director	February 27, 2014

/s/ BENJAMIN P. JENKINS, III Benjamin P. Jenkins, III	Director	February 27, 2014

/s/ PIERRE E. LEROY Pierre E. Leroy	Director	February 27, 2014

/s/ PETER E. RASKIND Peter E. Raskind	Director	February 27, 2014

/s/ MAYO A. SHATTUCK III Mayo A. Shattuck III	Director	February 27, 2014

/s/ BRADFORD H. WARNER Bradford H. Warner	Director	February 27, 2014

/s/ CATHERINE G. WEST Catherine G. West	Director	February 27, 2014

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

DATED DECEMBER 31, 2013

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2004 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iv) the “2008 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009; (v) the “2010 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011; (vi) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012 and (vii) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the 2011 Form 10-K).

2.3.1	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on August 12, 2011).

2.3.2	Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2012).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 16, 2011) (incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K, filed on May 17, 2011).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated October 31, 2013 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 5, 2013).

3.3	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on August 20, 2012).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

Exhibit No.	Description

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Form 8-A, filed on December 4, 2009).

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 20, 2012).

4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.

10.1.1	Capital One Financial Corporation 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 17, 2004).

10.1.2	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 3, 2006).

10.1.3	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).

10.2.1	Form of Nonstatutory Stock Option Agreement granted to Richard D. Fairbank under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed on December 23, 2005).

10.2.2	Form of Nonstatutory Stock Option Agreement granted to Richard D. Fairbank under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed on December 23, 2004).

10.2.3	Form of Nonstatutory Stock Option Agreement granted to certain of our executives under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).

10.2.4	Form of Performance Unit Award Agreement granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.16 of the 2010 Form 10-K).

10.2.5	Form of Nonstatutory Stock Option Award Agreement granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.18 of the 2010 Form 10-K).

10.2.6	Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.10 of the 2011 Form 10-K).

10.2.7	Form of Performance Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.11 of the 2011 Form 10-K).

10.2.8	Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.12 of the 2011 Form 10-K).

10.2.9	Form of Restricted Stock Award Agreement granted to our executive officers under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.13 of the 2011 Form 10-K).

Exhibit No.	Description

10.2.10	Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013 (incorporated by reference to Exhibit 10.2.14 of the 2012 Form 10-K).

10.2.11	Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013 (incorporated by reference to Exhibit 10.2.15 of the 2012 Form 10-K).

10.2.12	Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013 (incorporated by reference to Exhibit 10.2.16 of the 2012 Form 10-K).

10.2.13	Form of Restricted Stock Award Agreement granted to our executive officers under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2013 (incorporated by reference to Exhibit 10.2.17 of the 2012 Form 10-K).

10.2.14	Restricted Stock Award Agreement granted to Stephen S. Crawford under the Second Amended and Restated 2004 Stock Incentive Plan on February 2, 2013 (incorporated by reference to Exhibit 10.2.18 of the 2012 Form 10-K).

10.2.15*	Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014.

10.2.16*	Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014.

10.2.17*	Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014.

10.3.1	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).

10.3.2	Form of 1999 Non-Employee Directors Stock Incentive Plan Nonstatutory Stock Option Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3.3	Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3.4	Form of Restricted Stock Unit Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4 of the 2011 Form 10-K).

10.3.5	Form of Stock Option Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 of the 2011 Form 10-K).

10.4	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the 2011 Form 10-K).

Exhibit No.	Description

10.5	Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the 2011 Form 10-K).

10.6.1	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).

10.6.2	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6.2 of the 2012 Form 10-K).

10.7.1	Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, other than the Chief Executive Officer (incorporated by reference to Exhibit 10.8.2 of the 2011 Form 10-K).

10.7.2	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.8.3 of the 2012 Form 10-K).

10.7.3*	Change of Control Employment Agreement between Capital One Financial Corporation and Richard D. Fairbank.

10.8.1	Form of Non-Competition Agreement between Capital One Financial Corporation and certain named executive officers (incorporated by reference to Exhibit 10.9 of the 2012 Form 10-K).

10.8.2*	Non-Competition and Non-Solicitation of Customer Agreement between Capital One Financial Corporation and Jonathan W. Witter.

10.9.1	Special Retention, Separation and Non-Compete Agreement and Release by and between Capital One Financial Corporation and Peter A. Schnall dated October 15, 2012 (incorporated by reference to Exhibit 10.10.1 of the 2012 Form 10-K).

10.9.2	Offer Letter to Stephen S. Crawford dated January 31, 2013 (incorporated by reference to Exhibit 10.10.2 of the 2012 Form 10-K).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Richard D. Fairbank.

31.2*	Certification of Stephen S. Crawford.

32.1*	Certification** of Richard D. Fairbank.

32.2*	Certification** of Stephen S. Crawford.

99.1*	Reconciliation of Non-GAAP Measures and Regulatory Capital Measures.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-K.
**	Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.