Form 10-Q
period 2014-03-31
CAPITAL ONE FINANCIAL CORP
filed 2014-05-06
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of April 30, 2014, there were 571,580,051 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i	CAPITAL ONE FINANCIAL CORPORATION (COF)

ii	CAPITAL ONE FINANCIAL CORPORATION (COF)

iii	CAPITAL ONE FINANCIAL CORPORATION (COF)

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K (“2013 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refers to the notes to our unaudited condensed consolidated financial statements as of March 31, 2014 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes in this Report and the more detailed information contained in our 2013 Form 10-K.

SUMMARY OF SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data from our results of operations for the first quarter of 2014 and 2013, and selected comparative balance sheet data as of March 31, 2014 and December 31, 2013. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been reclassified to conform to the current period presentation. The comparability of our results of operations between reported periods is impacted by the following transactions completed in 2013:

•

On November 1, 2013, we completed the acquisition of Beech Street Capital, a privately-held, national originator and servicer of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal Housing Administration (“FHA”) multifamily commercial real estate loans.

•

On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (“Portfolio Sale”). Pursuant to the agreement we received $6.4 billion for the net portfolio assets.

In 2012, we completed the acquisitions of (i) substantially all of the assets and assumed liabilities of HSBC’s credit card and private-label credit card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition”); and (ii) substantially all of the ING Direct business in the United States (“ING Direct”) from ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (the “ING Direct acquisition”).

We use the term “Acquired Loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank, F.S.B. (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The period-end carrying value of acquired loans accounted for subsequent to acquisition based on expected cash flows to be collected was $27.4 billion and $28.6 billion as of March 31,

1	CAPITAL ONE FINANCIAL CORPORATION (COF)

2014 and December 31, 2013, respectively. The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows resulting from further credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these Acquired Loans. For additional information, see “MD&A—Credit Risk Profile” and “Note 4—Loans.”

Table 1: Consolidated Financial Highlights (Unaudited)(1)

	Three Months Ended March 31,
(Dollars in millions, except per share data as noted)	2014	2013	Change
Income statement
Net interest income	$4,350	$4,570	(5)%
Non-interest income	1,020	981	4

Total net revenue(2)	5,370	5,551	(3)
Provision for credit losses	735	885	(17)
Non-interest expense(3)	2,932	2,991	(2)

Income from continuing operations before income taxes	1,703	1,675	2
Income tax provision	579	541	7

Income from continuing operations, net of tax	1,124	1,134	(1)
Income (Loss) from discontinued operations, net of tax	30	(78)	138

Net income	1,154	1,056	9
Dividends and undistributed earnings allocated to participating securities	(5)	(5)	**
Preferred stock dividends	(13)	(13)	**

Net income available to common shareholders	$1,136	$1,038	9%

Common share statistics
Earnings per common share:
Basic earnings per common share	$1.99	$1.79	11%
Diluted earnings per common share	1.96	1.77	11
Weighted average common shares outstanding:
Basic	571.0	580.5	(2)
Diluted	580.3	586.3	(1)
Dividends per common share.	0.30	0.05	500
Average balances
Loans held for investment(4)	$193,722	$195,997	(1)%
Interest-earning assets	262,659	272,345	(4)
Total assets	294,275	303,226	(3)
Interest-bearing deposits	184,183	190,612	(3)
Total deposits	205,842	211,555	(3)
Borrowings	35,978	41,574	(13)
Common equity	42,006	40,027	5
Total stockholders’ equity	42,859	40,880	5

2	CAPITAL ONE FINANCIAL CORPORATION (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data as noted)	2014	2013	Change
Selected performance metrics
Purchase volume(5)	$47,434	$45,098	5%
Total net revenue margin(6)	8.18%	8.15%	3	bps
Net interest margin(7)	6.62	6.71	(9)
Net charge-offs	$931	$1,079	(14)%
Net charge-off rate(8)	1.92%	2.20%	(28	)bps
Net charge-off rate (excluding Acquired Loans)(9)	2.24	2.69	(45)
Return on average assets(10)	1.53	1.50	3
Return on average tangible assets(11)	1.61	1.58	3
Return on average common equity(12)	10.53	11.15	(62)
Return on average tangible common equity(13)	16.83	18.69	(186)
Equity-to-assets ratio(14)	14.56	13.48	108
Non-interest expense as a % of average loans held for investment(15)	6.05	6.10	(5)
Efficiency ratio(16)	54.60	53.88	72
Effective income tax rate from continuing operations	34.0	32.3	170

(Dollars in millions except per share data as noted)	March 31, 2014	December 31, 2013	Change
Balance sheet (period end)
Loans held for investment(4)	$192,941	$197,199	(2)%
Interest-earning assets	259,422	265,170	(2)
Total assets	290,500	296,933	(2)
Interest-bearing deposits	184,214	181,880	1
Total deposits	208,324	204,523	2
Borrowings	30,118	40,654	(26)
Common equity	41,948	40,779	3
Total stockholders’ equity	42,801	41,632	3
Credit quality metrics (period end)
Allowance for loan and lease losses.	$4,098	$4,315	(5)%
Allowance as a % of loans held for investment (“allowance coverage ratio”)	2.12%	2.19%	(7	)bps
Allowance as a % of loans held for investment (excluding Acquired Loans)(9)	2.45	2.54	(9)
30+ day performing delinquency rate	2.22	2.63	(41)
30+ day performing delinquency rate (excluding Acquired Loans)(9)	2.59	3.08	(49)
30+ day delinquency rate	2.51	2.96	(45)
30+ day delinquency rate (excluding Acquired Loans)(9)	2.93	3.46	(53)
Capital ratios(17)
Common equity Tier 1 capital ratio(18)	12.98%	N/A	**
Tier 1 common ratio(19)	N/A	12.19%	**
Tier 1 risk-based capital ratio(20)	13.36	12.57	79	bps
Total risk-based capital ratio(21)	15.42	14.69	73
Tier 1 leverage ratio(22)	10.42	10.06	36
Tangible common equity (“TCE”) ratio(23)	9.56	8.89	67
Associates
Full-time equivalent employees (in thousands)	41.1	42.0	(2)%

**	Change is less than one percent or not meaningful.

3	CAPITAL ONE FINANCIAL CORPORATION (COF)

(1)

We adopted ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects” (Investments in Qualified Affordable Housing Projects) as of January 1, 2014. As permitted by the guidance, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. The proportional amortization method amortizes the cost of the investment over the period in which we will receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. Historically, these investments were accounted for under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results and related metrics have been recast to conform to this presentation.

(2)	Total net revenue was reduced by $163 million and $265 million in the first quarter of 2014 and 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees.
(3)

Includes purchased credit card relationship (“PCCR”) intangible amortization of $98 million and $116 million in the first quarter of 2014 and 2013, respectively, the substantial majority of which is attributable to the 2012 U.S. card acquisition. Also includes core deposit intangible amortization of $36 million and $44 million, and acquisition-related costs of $23 million and $46 million in the first quarter of 2014 and 2013, respectively. These acquisition-related costs are comprised of transaction costs, legal and other professional or consulting fees, restructuring costs, and integration expense.

(4)	Loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. See “Note 4—Loans” for additional information on Acquired Loans.
(5)

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
(9)

Calculation of ratio adjusted to exclude Acquired Loans. See “MD&A—Business Segment Financial Performance,” “MD&A—Credit Risk Profile” and “Note 4—Loans” for additional information on the impact of Acquired Loans on our credit quality metrics.

(10)	Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(11)

Calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(12)

Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.

(13)

Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average tangible common equity. Our calculation of return on average tangible common equity may not be comparable to similarly titled measures reported by other companies. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(14)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(15)	Calculated based on annualized non-interest expense for the period divided by average loans held for investment for the period.
(16)	Calculated based on non-interest expense for the period divided by total net revenue for the period.
(17)

Beginning on January 1, 2014, we calculate our regulatory capital under Basel III Standardized Approach subject to transition provisions. Prior to January 1, 2014, we calculated regulatory capital under Basel I.

(18)

Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on Common equity Tier 1 capital divided by risk- weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(19)

Tier 1 common capital ratio is a regulatory capital measure calculated based on Tier 1 common equity divided by Basel I risk-weighted assets. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

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

(22)

Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of this ratio.

(23)

TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

4	CAPITAL ONE FINANCIAL CORPORATION (COF)

INTRODUCTION

General

We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2014, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company is hereafter collectively referred to as “we”, “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” Certain business terms used in this document are defined in the Glossary and Acronyms and should be read in conjunction with the Consolidated Financial Statements included in this Report.

We had total loans held for investment of $192.9 billion, deposits of $208.3 billion and stockholders’ equity of $42.8 billion as of March 31, 2014, compared with total loans held for investment of $197.2 billion, deposits of $204.5 billion and stockholders’ equity of $41.6 billion as of December 31, 2013.

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with interest on customer deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of service charges and other customer related fees, and interchange income net of reward expenses. Our expenses primarily consist of the provision for credit losses, operating expenses (including associate salaries and benefits, occupancy and equipment costs, professional services, infrastructure enhancements, branch operations and expansion costs), marketing expenses and income taxes.

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

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million and $1 billion.

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the first quarter of 2014 and 2013 respectively. We provide information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments” in our 2013 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the U.S. (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.

5	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 2: Business Segment Results(1)

	Three Months Ended March 31,
	2014				2013
	Total Net Revenue(2)		Net Income (Loss)(3)		Total Net Revenue(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,310	62%	$668	60%	$3,651	66%	$686	60%
Consumer Banking	1,583	30	330	29	1,659	30	383	34
Commercial Banking(4)	508	9	137	12	485	8	193	17
Other(5)	(31)	(1)	(11)	(1)	(244)	(4)	(128)	(11)

Total from continuing operations	$5,370	100%	$1,124	100%	$5,551	100%	$1,134	100%

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Total net revenue consists of net interest income and non-interest income.
(3)	Net income for our business segments is reported based on income from continuing operations, net of tax.
(4)	On investments that generate tax-exempt income tax or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis.
(5)

Includes the residual impact of the allocation of certain items, our centralized Corporate Treasury group activities, as well as other items as described in “Note 19—Business Segments” in our 2013 Form 10-K.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

We reported net income of $1.2 billion ($1.96 per diluted common share) on total net revenue of $5.4 billion for the first quarter of 2014. In comparison, we reported net income of $1.1 billion ($1.77 per diluted common share) on total net revenue of $5.6 billion for the first quarter of 2013.

Beginning on January 1, 2014, we calculate our regulatory capital under the Basel III Standardized Approach subject to transition provisions. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition provisions, was 12.98% as of March 31, 2014. Our Tier 1 common ratio, as calculated under Basel I was 12.19% as of December 31, 2013. These numbers are not directly comparable.

On March 26, 2014, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock (“2014 Stock Repurchase Program”). See “Capital Management” below for additional information.

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. These investments are accounted for in our Commercial Banking business and Other segments. Prior period amounts have been recast to conform to the current period presentation. We provide additional information on the adoption under “Accounting Changes and Developments” and “Note 1—Summary of Significant Accounting Policies”.

Below are additional highlights of our performance in the first quarter of 2014. These highlights generally are based on a comparison between the results of the first quarter of 2014 and 2013, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2014, compared with our financial condition and credit performance as of December 31, 2013. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

6	CAPITAL ONE FINANCIAL CORPORATION (COF)

Total Company

•

Earnings: Our net income increased by $98 million in the first quarter of 2014, or 9%, to $1.2 billion, compared to $1.1 billion for the first quarter of 2013. Significant drivers of the increase in earnings in the first quarter of 2014 were (i) a decrease in provision for credit losses due to improved credit outlook; and (ii) pre-tax provision benefit of $33 million (which includes a benefit of $47 million in discontinued operations and an expense of $14 million for continuing operations) to the provision for mortgage representation and warranty losses compared to pre-tax provision of $97 million in the first quarter 2013, partially offset by a decrease in net interest income attributable to lower average interest-earning assets.

•

Loans Held for Investment: Period-end loans held for investment decreased by $4.3 billion, or 2%, in the first quarter of 2014, to $192.9 billion as of March 31, 2014, from $197.2 billion as of December 31, 2013. The decrease was due to the expected continued run-off in our acquired home loans portfolio in our Consumer Banking business, seasonal decreases and run-off of certain credit card loans acquired in the 2012 U.S. card acquisition in our Credit Card business and small-ticket commercial real estate loans in our Commercial Banking business. This run-off was partially offset by continued strong auto loan originations in our Consumer Banking business, as well as commercial real estate loan growth in our Commercial Banking business.

•

Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 28 basis points in the first quarter of 2014 to 1.92%, compared to 2.20% for the first quarter of 2013. The decrease in our reported net charge-offs and net charge-off rate were largely due to the improvement in delinquencies and run-off of portfolios with higher credit risk. Our reported 30+ day delinquency rate declined to 2.51% as of March 31, 2014, from 2.96% as of December 31, 2013, and 2.74% as of March 31, 2013. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We reduced our allowance by $217 million to $4.1 billion as of March 31, 2014, from $4.3 billion as of December 31, 2013. The decrease in the allowance was mainly due to an overall improved credit outlook coupled with improvements in delinquency inventories. The allowance coverage ratio declined to 2.12% as of March 31, 2014, from 2.19% as of December 31, 2013.

•

Representation and Warranty Reserve: The aggregate representation and warranty reserves decreased to $1.1 billion as of March 31, 2014, from $1.2 billion as of December 31, 2013. We recorded a total provision benefit to the provision for mortgage representation and warranty losses of $33 million (which includes a benefit of $47 million in discontinued operations and an expense of $14 million in continuing operations) in the first quarter of 2014, which was primarily driven by updated legal assumptions.

Business Segment Financial Performance

•

Credit Card: Our Credit Card business generated net income from continuing operations of $668 million in the first quarter of 2014, compared with net income from continuing operations of $686 million in the first quarter of 2013. The decrease in net income was driven by a decrease in net interest income primarily due to lower average loans held for investment due to the Portfolio Sale, which was partially offset by a reduction in provision for loan losses. Period-end loans held for investment in our Credit Card business decreased by $5.4 billion to $75.9 billion as of March 31, 2014 from $81.3 billion as of December 31, 2013. The decrease was primarily due to expected seasonal decreases, as well as the expected continued run-off of certain credit card loans acquired in the 2012 U.S. card acquisition.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $330 million in the first quarter of 2014, compared with net income from continuing operations of $383 million in the first quarter of 2013. The decrease in net income is primarily attributable to net interest

7	CAPITAL ONE FINANCIAL CORPORATION (COF)

margin compression in the Retail Banking and Auto businesses, and the expected continued run-off in our acquired home loans portfolio, partially offset by growth in auto loans. Period-end loans held for investment in our Consumer Banking business decreased by $35 million to $70.7 billion as of March 31, 2014, from $70.8 billion as of December 31, 2013, due to the expected continued run-off in our acquired home loans portfolio which was partially offset by strong auto loan originations.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $137 million in the first quarter of 2014, compared with net income from continuing operations of $193 million in the first quarter of 2013. The decrease in net income is primarily due to a higher provision for credit losses. We recorded a provision for credit losses of $40 million in the first quarter of 2014, compared to a benefit of $35 million in the first quarter of 2013. The increase in provision was partially offset by higher revenues due to growth in commercial real estate and commercial and industrial loans. Period-end loans held for investment in our Commercial Banking business increased by $1.2 billion, or 3%, to $46.2 billion as of March 31, 2014, from $45.0 billion as of December 31, 2013. The increase was driven by strong loan originations in the commercial and industrial and commercial real estate businesses, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report for more information on forward-looking statements included in this Report and “Item 1A. Risk Factors” in our 2013 Form 10-K for factors that could materially influence our results.

Total Company Expectations

We expect 2014 pre-provision earnings, excluding non-recurring items, of approximately $10 billion. In addition, we expect modest changes in the components of pre-provision earnings with higher revenue offsetting higher expenses. We expect card loans run-off of approximately $1 billion and home loans run-off of $5 billion in 2014. Actual results are expected to vary from these expectations within reasonable margins.

We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. The Federal Reserve did not object to our capital plan submitted on January 6, 2014. Pursuant to the capital plan, we expect to maintain our quarterly dividend of $0.30 per share, subject to approval by the Board of Directors. In addition, the Board of Directors has authorized the repurchase of up to $2.5 billion in shares of our common stock through the end of the first quarter of 2015.

The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position and amount of retained earnings. Our share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” for more information.

8	CAPITAL ONE FINANCIAL CORPORATION (COF)

Business Segment Expectations

Credit Card: We expect to return to year-over-year growth in Domestic Card in the second half of 2014, despite continuing run-off and other strategic choices we have made. We expect that our focus on resilience and strong credit risk underwriting will drive strong credit results, with normal seasonal patterns. Overall, we believe that our Domestic Card business continues to be well-positioned and will continue to deliver strong, sustainable and resilient returns and generate capital on a strong trajectory.

Consumer Banking: In our Consumer Banking business, we expect Auto credit losses will gradually increase from the historic lows of the past few years and Auto revenues, margins, and returns will decline, but remain resilient and within ranges that support an attractive business. In addition, we expect the impacts of the prolonged low interest rate environment to continue to pressure the economics of our Retail deposit businesses even if rates rise in 2014.

Commercial Banking: In our Commercial Banking business, we expect strong credit performance to continue in 2014. While increasing competition, particularly in generic middle-market lending, may continue to impact the pricing and volume of our new loan originations, we continue to expect our focused and specialized approach to deliver strong results in 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K.

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

We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2013 Form 10-K.

9	CAPITAL ONE FINANCIAL CORPORATION (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued guidance permitting an entity to account for investments in qualified affordable housing projects using the proportional amortization method, if certain criteria are met. The proportional method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these investments were under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. Prior period results and related metrics have been recast. See “Note 1—Summary of Significant Accounting Policies” for more information.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the first quarter of 2014 and 2013. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets, which include loans and investment securities, and the interest expense on our interest-bearing liabilities, which include interest-bearing deposits, senior and subordinated notes, securitized debt obligations and other borrowings. We include in interest income any past due fees on loans that we deem collectible. Our net interest margin based on our consolidated results represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

10	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the first quarter of 2014 and 2013.

Table 3: Average Balances, Net Interest Income and Net Interest Yield(1)

	Three Months Ended March 31,
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Credit card:
Domestic	$69,800	$2,478	14.20%	$78,985	$2,816	14.26%
International	7,690	319	16.59	8,238	329	15.97

Credit card	77,490	2,797	14.44	87,223	3,145	14.42
Consumer banking	70,836	1,094	6.18	74,456	1,102	5.92
Commercial banking	45,561	395	3.47	38,579	377	3.91
Other	133	21	63.16	183	25	54.64

Total loans, including loans held for sale	194,020	4,307	8.88	200,441	4,649	9.28
Investment securities(4)	62,124	416	2.68	64,798	374	2.31
Cash equivalents and other interest-earning assets	6,515	30	1.84	7,106	28	1.58

Total interest-earning assets	$262,659	$4,753	7.24%	$272,345	$5,051	7.42%

Cash and due from banks	2,881			2,642
Allowance for loan and lease losses	(4,306)			(4,954)
Premises and equipment, net	3,838			3,682
Other assets	29,203			29,511

Total assets	$294,275			$303,226

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$184,183	$276	0.60%	$190,612	$326	0.68%
Securitized debt obligations	10,418	38	1.46	11,758	56	1.91
Senior and subordinated notes	14,162	77	2.17	11,984	82	2.74
Other borrowings	11,398	12	0.42	17,832	17	0.38

Total interest-bearing liabilities	$220,161	$403	0.73%	$232,186	$481	0.83%

Non-interest bearing deposits	21,659			20,943
Other liabilities	9,596			9,217

Total liabilities	251,416			262,346
Stockholders’ equity	42,859			40,880

Total liabilities and stockholders’ equity	$294,275			$303,226

Net interest income/spread		$4,350	6.51%		$4,570	6.59%

Impact of non-interest bearing funding			0.11			0.12

Net interest margin			6.62%			6.71%

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

11	CAPITAL ONE FINANCIAL CORPORATION (COF)

(2)	Past due fees included in interest income totaled approximately $359 million and $480 million in the first quarter of 2014 and 2013, respectively.
(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
(4)

Prior to the second quarter of 2013, average balances for investment securities were calculated based on fair value amounts. Effective in the second quarter of 2013, average balances are calculated based on the amortized cost of investment securities. The impact of this change on prior period yields is not material.

Net interest income of $4.4 billion in the first quarter of 2014 decreased by $220 million, or 5%, from the first quarter of 2013, primarily driven by decrease in average interest-earning assets and past due fees, partially offset by higher yields in investment securities and lower funding costs.

•

Average Interest-Earning Assets: The decrease in average interest-earning assets in the first quarter of 2014 compared to the first quarter of 2013 was driven by lower loan balances. The decrease in average loan balances is due to the Portfolio Sale in the third quarter of 2013, the continued expected run-off in our acquired home loans portfolio, within our Consumer Banking business and the expected continued run-off of receivables acquired in the 2012 U.S. card acquisition, which was partially offset by continued strong growth in commercial and auto loans. The decrease in average investment securities was due to sales and paydowns outpacing purchases.

•

Net Interest Margin: The decrease in our net interest margin in the first quarter of 2014 compared to the first quarter of 2013 is primarily due to lower yield on our commercial loan portfolio, which was partially offset by a reduction in our cost of funds. Our lowered cost of funds reflects the benefit from the mix of our funding in lower cost consumer and commercial banking deposits.

Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities or (ii) changes in the interest rates related to these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2014 vs. 2013
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(348)	$(351)	$3
Consumer banking	(8)	(54)	46
Commercial banking	18	61	(43)
Other	(4)	(7)	3

Total loans, including loans held for sale	(342)	(351)	9

Investment securities	42	(15)	57
Cash equivalents and other interest-earning assets	2	(2)	4

Total interest income	(298)	(368)	70

Interest expense:
Deposits	(50)	(11)	(39)
Securitized debt obligations	(18)	(6)	(12)
Senior and subordinated notes	(5)	12	(17)
Other borrowings	(5)	(6)	1

Total interest expense	(78)	(11)	(67)

Net interest income	$(220)	$(357)	$137

12	CAPITAL ONE FINANCIAL CORPORATION (COF)

(1)

We calculate the change in interest income and interest expense separately for each item. The portion of interest income or interest expense attributable to both volume and rate is allocated proportionately when the calculation results in a positive value. When the portion of interest income or interest expense attributable to both volume and rate results in a negative value, the total amount is allocated to volume or rate, depending on which amount is positive.

Non-Interest Income

Non-interest income primarily consists of service charges and other customer-related fees, interchange income (net of rewards expense), and other non-interest income. Other non-interest income includes the pre-tax provision for mortgage representation and warranty related to continuing operations. It also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships, as well as hedge ineffectiveness, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

Table 5 displays the components of non-interest income for the first quarter of 2014 and 2013.

Table 5: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Service charges and other customer-related fees	$474	$550
Interchange fees, net	440	445
Net other-than-temporary impairment	(5)	(25)
Other non-interest income:
(Expense) benefit for mortgage representation and warranty(1)	(14)	9
Net gains from the sale of investment securities	13	2
Net fair value gains (losses) on free-standing derivatives(2)	13	(5)
Other	99	5

Total other non-interest income	111	11

Total non-interest income	$1,020	$981

(1)

We recorded a total pre-tax provision benefit of $33 million (which includes a benefit of $47 million in discontinued operations and an expense of $14 million in continuing operations), and a total pre-tax provision of $97 million related to mortgage representation and warranty losses in the first quarter of 2014 and 2013, respectively.

(2)

Excludes changes in cumulative credit risk valuation adjustments related to derivatives in a gain position. Credit risk valuation adjustments for derivative assets totaled $7 million as of both of March 31, 2014 and December 31, 2013. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

Non-interest income of $1.0 billion in the first quarter of 2014, increased by $39 million, or 4%, from $981 million in the first quarter of 2013. The main drivers were (i) a loss related to a debt exchange in 2013 which did not recur in 2014 and (ii) a reduction in net OTTI losses attributable to improved credit outlook. These were partially offset by (i) a reduction in service and customer-related fees related to the continued run-off of certain credit card loans and (ii) a provision for representation and warranty recorded in continuing operations in the first quarter of 2014 compared to a benefit in the first quarter of 2013.

Provision for Credit Losses

Our provision for credit losses in each period is driven by charge-offs, changes to the allowance for loan and lease losses, and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $735 million in the first quarter of 2014, compared with $885 million in the first quarter of 2013.

The decrease in the provision for credit losses of $150 million in the first quarter of 2014 from the first quarter of 2013 was driven by lower charge-offs attributable to credit improvement of the underlying loan portfolio.

13	CAPITAL ONE FINANCIAL CORPORATION (COF)

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses under the “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing technology expenses and other miscellaneous expenses. Non-interest expense also includes marketing costs, merger-related expense and amortization of intangibles. Table 6 displays the components of non-interest expense for the first quarter of 2014 and 2013.

Table 6: Non-Interest Expense(1)(2)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Salaries and associate benefits	$1,161	$1,095
Occupancy and equipment	405	357
Marketing	325	317
Professional services	287	322
Communications and data processing	196	216
Amortization of intangibles	143	177
Other non-interest expense:
Collections	99	129
Fraud losses	73	52
Bankcard, regulatory and other fee assessments	113	138
Other	130	188

Other non-interest expense	415	507

Total non-interest expense	$2,932	$2,991

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)

Includes acquisition-related costs of $23 million and $46 million in the first quarter of 2014 and 2013, respectively. These amounts are comprised of transaction costs, legal and other professional or consulting fees, restructuring costs, and integration expense.

Non-interest expense of $2.9 billion in the first quarter of 2014, decreased by $59 million, or 2%, from the first quarter of 2013. The decrease reflects a reduction in acquisition-related costs and a decrease in amortization of intangibles attributable to the 2012 U.S card acquisition. These were partially offset by (i) higher operating expenses attributable to growth in our auto loan portfolio; (ii) the change to include auto repossession-related expenses as a component of operating expenses, prior to January 1, 2014 these costs were reported as a component of net charge-offs; and (iii) the growth in Commercial banking business.

Income Taxes

We recorded an income tax provision of $579 million (34.0% effective income tax rate) in the first quarter of 2014, compared to an income tax provision of $541 million (32.3% effective income tax rate) in the first quarter of 2013.

The increase in our effective income tax rate in the first quarter of 2014, from the first quarter of 2013 was primarily attributable to $28 million in discrete tax expense recorded in the first quarter of 2014 for certain state

14	CAPITAL ONE FINANCIAL CORPORATION (COF)

tax law changes that required a reduction of deferred tax assets and adjustments for the resolution of certain tax issues and audits. In comparison, we recorded $6 million in net discrete tax benefits in the first quarter of 2013 for the adjustment of prior taxes paid, certain state tax rate reductions, and the resolution of certain tax issues and audits.

Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 32.4%, and 32.7% in the first quarter of 2014 and 2013, respectively. The decrease in the effective tax rate excluding discrete items was primarily due to the impact of increased amounts of tax credits and tax exempt income in the first quarter of 2014, over the first quarter of 2013.

We provide additional information on items affecting our income taxes and effective tax rate in our 2013 Form 10-K in “Note 17—Income Taxes.”

Income/Loss from Discontinued Operations, Net of Tax

Income/Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit that we closed in 2007.

Income from discontinued operations, net of tax, was $30 million as of the first quarter of 2014, compared to a loss of $78 million in the first quarter of 2013. We recorded a total pre-tax release of the mortgage representation and warranty reserve of $47 million ($30 million after taxes) and a pre-tax provision of $107 million ($67 million after taxes) in discontinued operations in the first quarter of 2014 and 2013, respectively.

We provide additional information on the provision for mortgage representation and warranty losses and the related reserve for potential representation and warranty claims in “Consolidated Balance Sheets Analysis—Potential Mortgage Representation and Warranty Liabilities” and “Note 14—Commitments, Contingencies, Guarantees, and Others.”

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

The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments” in our 2013 Form 10-K.

We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on U.S. GAAP. There is no comprehensive authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed presentation of our business segment results may not be comparable to similar information provided by other financial service companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP.

15	CAPITAL ONE FINANCIAL CORPORATION (COF)

Below we summarize our business segment results for the first quarter of 2014 and 2013 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of March 31, 2014, compared with December 31, 2013. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” We also provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”

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

Net income from continuing operations in our Credit Card business decreased by $18 million, or 3%, to $668 million in the first quarter of 2014, from $686 million in the first quarter of 2013.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card, including installment loans, and International Card, and displays selected key metrics for the periods indicated.

Table 7: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Change
Selected income statement data:
Net interest income	$2,525	$2,830	(11)%
Non-interest income	785	821	(4)

Total net revenue(1)	3,310	3,651	(9)
Provision for credit losses	558	743	(25)
Non-interest expense	1,726	1,848	(7)

Income from continuing operations before income taxes	1,026	1,060	(3)
Income tax provision	358	374	(4)

Income from continuing operations, net of tax	$668	$686	(3)%

Selected performance metrics:
Average loans held for investment(2)	$77,502	$82,952	(7)%
Average yield on loans held for investment(3)	14.43%	15.16%	(73	)bps
Total net revenue margin(4)	17.08	17.61	(53)
Net charge-offs	$780	$922	(15)%
Net charge-off rate	4.02%	4.45%	(43	)bps
Card loan premium amortization and other intangible accretion(5)	$37	$57	(35)%
PCCR intangible amortization	98	116	(16)
Purchase volume(6)	47,434	45,098	5

(Dollars in millions)	March 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(2)	$75,850	$81,305	(7)%
30+ day performing delinquency rate	3.08%	3.46%	(38	)bps
30+ day delinquency rate	3.16	3.54	(38)
Nonperforming loan rate(7)	0.11	0.11	**
Allowance for loan and lease losses	$2,984	$3,214	(7)%
Allowance coverage ratio(8)	3.93%	3.95%	(2	)bps

16	CAPITAL ONE FINANCIAL CORPORATION (COF)

**	Change is less than one percent or not meaningful.
(1)

We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $163 million and $265 million in the first quarter of 2014 and 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $174 million and $190 million as of March 31, 2014 and December 31, 2013, respectively.

(2)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(3)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income also includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the average yield for the Total Credit Card business of 97 basis points in the first quarter of 2013.

(4)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. Annualized interest income also includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the Total Credit Card business of 112 basis points in the first quarter of 2013.

(5)

Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.

(6)

Consists of credit card purchase transactions, net of returns for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(7)

Calculated by dividing nonperforming loans as of the end of the period by period-end loans held for investment. Nonperforming credit card loans generally include International Card loans that are 90 or 120 days delinquent.

(8)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Credit Card business for the first quarter of 2014, compared with the first quarter of 2013, and changes in financial condition and credit performance between March 31, 2014 and December 31, 2013 include the following:

•

Net Interest Income: Net interest income decreased by $305 million, or 11%, in the first quarter of 2014, to $2.5 billion from $2.8 billion in the first quarter of 2013. The decrease in net interest income is primarily driven by (i) the decrease in average loans held for investment due to the Portfolio Sale in 2013 and the expected continued run-off of certain credit card loans acquired in the 2012 U.S. card acquisition and (ii) the decrease in past due fees is attributable to the Portfolio Sale in 2013 and the expected continued run-off of certain credit card loans acquired in the 2012 U.S. card acquisition.

•

Non-Interest Income: Non-interest income decreased by $36 million, or 4%, in the first quarter of 2014, to $785 million from $821 million in the first quarter of 2013. The decrease was primarily driven by a smaller portfolio, resulting in a reduction in customer fees.

•

Provision for Credit Losses: The provision for credit losses related to our Credit Card business decreased by $185 million, or 25%, to $558 million in the first quarter of 2014, from $743 million in the first quarter of 2013. The decrease was driven by lower charge-offs attributable to credit improvement of the underlying loan portfolio in the first quarter of 2014.

•

Non-Interest Expense: Non-interest expense decreased by $122 million, or 7%, in the first quarter of 2014, to $1.7 billion from $1.8 billion in the first quarter of 2013. The decrease was largely due to lower acquisition-related costs and lower operating expenses due to the Portfolio Sale, as well as operating efficiencies. This includes PCCR intangible amortization of $98 million in the first quarter of 2014, compared with $116 million in the first quarter of 2013.

•

Loans Held for Investment: Period-end loans held for investment in our Credit Card business decreased by $5.4 billion, or 7%, to $75.9 billion as of March 31, 2014, from $81.3 billion as of December 31, 2013. The decrease was due to expected seasonal decreases, as well as the expected continued run-off of certain credit card loans acquired in the 2012 U.S. card acquisition.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate decreased to 4.02% in the first quarter of 2014, from 4.45% in the first quarter of 2013. The decrease were largely due to continued economic improvement, portfolio seasoning, and run-off of certain credit card loans acquired in the 2012 U.S. card acquisition. The 30+ day delinquency rate decreased to 3.16% as of March 31, 2014, from 3.54% as of December 31, 2013.

17	CAPITAL ONE FINANCIAL CORPORATION (COF)

Domestic Card Business

Domestic Card generated net income from continuing operations of $595 million in the first quarter of 2014, a decrease of $49 million, or 8%, compared with net income from continuing operations of $644 million in the first quarter of 2013. Domestic Card accounted for 89% of total net revenues for our Credit Card business in the first quarter of 2014, compared with 90% in the first quarter of 2013.

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Change
Selected income statement data:
Net interest income	$2,255	$2,556	(12)%
Non-interest income	702	724	(3)

Total net revenue	2,957	3,280	(10)
Provision for credit losses	486	647	(25)
Non-interest expense	1,545	1,633	(5)

Income from continuing operations before income taxes	926	1,000	(7)
Income tax provision	331	356	(7)

Income from continuing operations, net of tax	$595	$644	(8)%

Selected performance metrics:
Average loans held for investment(1)	$69,810	$74,714	(7)%
Average yield on loans held for investment(2)	14.19%	15.07%	(88	)bps
Total net revenue margin(3)	16.94	17.56	(62)
Net charge-offs	$700	$827	(15)%
Net charge-off rate	4.01%	4.43%	(42	)bps
Card loan premium amortization and other intangible accretion(4)	$37	$57	(35)%
PCCR intangible amortization	98	116	(16)
Purchase volume(5)	44,139	41,831	6

(Dollars in millions)	March 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(1)	$68,275	$73,255	(7)%
30+ day delinquency rate	3.02%	3.43%	(41	)bps
Allowance for loan and lease losses	$2,622	$2,836	(8)%
Allowance coverage ratio(6)	3.84%	3.87%	(3	)bps

(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.
(2)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the average yield for the Domestic Card business of 107 basis points in the first quarter of 2013.

(3)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period. Annualized interest income includes interest income on loans held for sale. The transfer of Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the Domestic Card business of 123 basis points in the first quarter of 2013.

(4)

Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.

(5)

Consists of domestic card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

18	CAPITAL ONE FINANCIAL CORPORATION (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The primary drivers of the decline in net income for our Domestic Card business in the first quarter of 2014, compared with the first quarter of 2013 were declines in revenue primarily driven by the decrease in average loans held for investment due to the Portfolio Sale in 2013, partially offset by lower provision for loan and lease losses, and operating expenses associated with the reduction in the portfolio size.

The decrease in period-end loans held for investment was due to the expected seasonal decreases and continued run-off of certain credit card loans acquired in the 2012 U.S. card acquisition.

International Card Business

International Card generated net income from continuing operations of $73 million in the first quarter of 2014, an increase of $31 million, or 74%, compared with net income from continuing operations of $42 million in the first quarter of 2013. International Card accounted for 11% of total net revenues for our Credit Card business in the first quarter of 2014, compared with 10% in the first quarter of 2013.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

Table 7.2: International Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Change
Selected income statement data:
Net interest income	$270	$274	(1)%
Non-interest income	83	97	(14)

Total net revenue	353	371	(5)
Provision for credit losses	72	96	(25)
Non-interest expense	181	215	(16)

Income from continuing operations before income taxes	100	60	67
Income tax provision	27	18	50

Income from continuing operations, net of tax	$73	$42	74%

Selected performance metrics:
Average loans held for investment(1)	$7,692	$8,238	(7)%
Average yield on loans held for investment(2)	16.64%	15.97%	67	bps
Total net revenue margin(3)	18.38	18.01	37
Net charge-offs	$80	$95	(16)%
Net charge-off rate	4.17%	4.59%	(42	)bps
Purchase volume(4)	$3,295	$3,267	1%

(Dollars in millions)	March 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(1)	$7,575	$8,050	(6)%
30+ day performing delinquency rate	3.59%	3.71%	(12	)bps
30+ day delinquency rate	4.41	4.56	(15)
Nonperforming loan rate(5)	1.07	1.10	(3)
Allowance for loan and lease losses	$362	$378	(4)%
Allowance coverage ratio(6)	4.77%	4.70%	7	bps

19	CAPITAL ONE FINANCIAL CORPORATION (COF)

(1)	Credit card period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the uncollectible amount.
(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.
(4)	Consists of international card purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.
(5)

Calculated by dividing nonperforming loans as of the end of the period by period-end loans held for investment. Nonperforming credit card loans include International Card loans that are generally 90 or 120 days delinquent.

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

The primary drivers of the improvement in results for our International Card business in the first quarter of 2014, compared with the first quarter of 2013, included: (i) a reduction in non-interest expense resulting from operating efficiencies and timing of spend; and (ii) a reduction in the provision for credit losses attributable to lower net charge-offs, reflecting the improvement in the credit environment in Canada and the U.K. These were partially offset by a reduction in revenue driven by lower average loans held for investments.

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

Our Consumer Banking business generated net income from continuing operations of $330 million in the first quarter of 2014, compared with net income from continuing operations of $383 million in the first quarter of 2013.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

20	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 8: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Change
Selected income statement data:
Net interest income	$1,433	$1,478	(3)%
Non-interest income	150	181	(17)

Total net revenue	1,583	1,659	(5)
Provision for credit losses	140	175	(20)
Non-interest expense	930	890	4

Income from continuing operations before income taxes	513	594	(14)
Income tax provision	183	211	(13)

Income from continuing operations, net of tax	$330	$383	(14)%

Selected performance metrics:
Average loans held for investment:(1)
Auto	$32,387	$27,477	18%
Home loan	34,646	43,023	(19)
Retail banking	3,630	3,786	(4)

Total consumer banking	$70,663	$74,286	(5)%

Average yield on loans held for investment(2)	6.18%	5.93%	25	bps
Average deposits	$168,676	$171,089	(1)%
Average deposit interest rate	0.57%	0.64%	(7	)bps
Core deposit intangible amortization	$30	$37	(19)%
Net charge-offs	148	143	3
Net charge-off rate	0.84%	0.78%	6	bps
Net charge-off rate (excluding Acquired Loans)	1.37	1.47	(10)
Auto loan originations	$4,727	$3,789	25%

(Dollars in millions)	March 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$33,080	$31,857	4%
Home loan	34,035	35,282	(4)
Retail banking	3,612	3,623	**

Total consumer banking	$70,727	$70,762	**	%

30+ day performing delinquency rate	2.57%	3.20%	(63	)bps
30+ day performing delinquency rate (excluding Acquired Loans)(3)	4.17	5.32	(115)
30+ day delinquency rate	3.14	3.89	(75)
30+ day delinquency rate (excluding Acquired Loans)(3)	5.09	6.47	(138)
Nonperforming loans rate(4)	0.74	0.86	(12)
Nonperforming loans rate (excluding Acquired Loans)(3)	1.20	1.44	(24)
Nonperforming asset rate(5)	1.00	1.12	(12)
Nonperforming asset rate (excluding Acquired Loans)(3)	1.62	1.86	(24)
Allowance for loan and lease losses	$744	$752	(1)%
Allowance coverage ratio(6)	1.05%	1.06%	(1	)bps
Deposits	$171,529	$167,652	2%
Loans serviced for others	6,868	7,665	(10)

21	CAPITAL ONE FINANCIAL CORPORATION (COF)

**	Change is less than one percent or not meaningful.
(1)

Includes Acquired Loans with carrying value of $27.1 billion and $28.2 billion as of March 31, 2014 and December 31, 2013, respectively. The average balance of Consumer Banking loans held for investment, excluding Acquired Loans, was $43.2 billion and $39.2 billion in the first quarter of 2014 and 2013, respectively.

(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(3)

Calculation of ratio adjusted to exclude impact from Acquired Loans. See “Credit Risk Profile” and “Note 4—Loans” for additional information on the impact of Acquired Loans on our credit quality metrics.

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

Key factors affecting the results of our Consumer Banking business for the first quarter of 2014, compared with the first quarter of 2013, and changes in financial condition and credit performance between March 31, 2014 and December 31, 2013 include the following:

•

Net Interest Income: Net interest income decreased by $45 million, or 3%, in the first quarter of 2014, to $1.4 billion from $1.5 billion in the first quarter of 2013. The decrease in net interest income is primarily attributable to compression in deposit spreads in the Retail Banking business and decrease in home loans held for investment, partially offset by higher net interest income generated by growth in auto loans held for investment.

Consumer Banking yields increased in the first quarter of 2014, to 6.2% as compared to 5.9% in the first quarter of 2013. This increase is driven by changes in mix towards higher yield auto loans driven by growth in auto and the continued run-off of the acquired home loans portfolio. While the shift to auto loans drove an increase in the total Consumer Banking yield, the average yield on auto loans decreased to 9.0% in the first quarter of 2014 as compared to 10.1% in the first quarter of 2013. This decrease is primarily attributable to a shift in the credit quality mix of our auto loan portfolio and increased competition in Auto business. The average yield on home loans was 3.7% in the first quarter of 2014 compared to 3.3% in the first quarter of 2013. The higher yield in home loans is driven by an increase in expected cash flows as a result of credit improvement on the acquired portfolios.

•

Non-Interest Income: Non-interest income decreased by $31 million, or 17%, in the first quarter of 2014, to $150 million from $181 million in the first quarter of 2013, primarily driven by higher provision for representation and warranty for our home loans portfolio related to our continuing operations.

•

Provision for Credit Losses: The provision for credit losses decreased by $35 million or 20% in the first quarter of 2014, to $140 million from $175 million in the first quarter of 2013, driven primarily by a lower allowance build in our Auto business.

•

Non-Interest Expense: Non-interest expense increased by $40 million, or 4%, in the first quarter of 2014, to $930 million from $890 million in the first quarter of 2013. The increase was largely due to the growth in our auto loan portfolio and the change to include the auto repossession-related expenses as a component of operating expenses. Prior to January 1, 2014 these costs were reported as a component of net charge-offs.

•

Loans Held for Investment: Period-end loans in the Consumer Banking business was flat in the first quarter of 2014 compared to December 31, 2013, primarily due to the expected continued run-off of our acquired home loan portfolio, offset by growth in the auto portfolio.

•

Deposits: Period-end deposits in our Consumer Banking business increased by $3.8 billion, or 2%, to $171.5 billion as of March 31, 2014, from $167.7 billion as of December 31, 2013, primarily driven by typical seasonality of deposits reflected in strong deposit growth in Retail Banking.

•

Charge-off and Delinquency Statistics: The reported net charge-off rate increased by 6 basis points to 0.84% in the first quarter of 2014, from 0.78% in the first quarter of 2013. The 30+ day delinquency rate decreased

22	CAPITAL ONE FINANCIAL CORPORATION (COF)

by 75 basis points to 3.14% as of March 31, 2014, from 3.89% as of December 31, 2013. The increase in the net charge-off rate and decrease in 30+ delinquency rate reflects a mix shift towards auto, which carries higher charge-off rates than our home loans portfolio.

Commercial Banking Business

The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Because we have some investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing technology expenses, as well as marketing expenses.

On November 1, 2013, we acquired Beech Street Capital, a privately-held, national originator and servicer of Fannie Mae, Freddie Mac and FHA multifamily commercial real estate loans. Beech Street Capital results are reported within the Commercial Banking business.

On January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. The proportional amortization method amortizes the cost of the investment over the period in which we will receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these investments were accounted for under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. See “Note 1—Summary of Significant Accounting Policies” for more information.

Our Commercial Banking business generated net income from continuing operations of $137 million in the first quarter of 2014, compared with net income from continuing operations of $193 million in the first quarter of 2013.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

23	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 9: Commercial Banking Business Results(1)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Change
Selected income statement data:
Net interest income	$421	$401	5%
Non-interest income	87	84	4

Total net revenue	508	485	5
Provision (benefit) for credit losses	40	(35)	214
Non-interest expense	255	221	15

Income from continuing operations before income taxes	213	299	(29)
Income tax provision	76	106	(28)

Income from continuing operations, net of tax	$137	$193	(29)%

Selected performance metrics:
Average loans held for investment:(2)
Commercial and multifamily real estate	$20,962	$17,454	20%
Commercial and industrial	23,541	19,949	18

Total commercial lending	44,503	37,403	19
Small-ticket commercial real estate	932	1,173	(21)

Total commercial banking	$45,435	$38,576	18%

Average yield on loans held for investment(3)	3.47%	3.91%	(44	)bps
Average deposits	$31,627	$30,335	4%
Average deposit interest rate	0.25%	0.28%	(3	)bps
Core deposit intangible amortization	$6	$7	(14)%
Net charge-offs	4	7	(43)
Net charge-off rate	0.04%	0.07%	(3	)bps

(Dollars in millions)	March 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(2):
Commercial and multifamily real estate	$21,256	$20,750	2%
Commercial and industrial	24,064	23,309	3

Total commercial lending	45,320	44,059	3
Small-ticket commercial real estate	910	952	(4)

Total commercial banking	$46,230	$45,011	3%

Nonperforming loans rate	0.33%	0.33%	**	bps
Nonperforming asset rate(4)	0.36	0.37	(1)
Allowance for loan and lease losses	$362	$338	7%
Allowance coverage ratio(5)	0.78%	0.75%	3	bps
Deposits	$31,485	$30,567	3%
Loans serviced for others	11,073	10,786	3

**	Change is less than one percent or not meaningful.
(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)

Includes Acquired Loans with carrying value of $224 million and $262 million as of March 31, 2014 and December 31, 2013, respectively. The average balance of commercial banking loans held for investment, excluding Acquired Loans, was $45.2 billion and $38.2 billion in the first quarter of 2014 and 2013, respectively.

(3)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.

24	CAPITAL ONE FINANCIAL CORPORATION (COF)

(4)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties, and other foreclosed assets.
(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Commercial Banking business for the first quarter of 2014, compared with the first quarter of 2013, and changes in financial condition and credit performance between March 31, 2014 and December 31, 2013 include the following:

•

Net Interest Income: Net interest income increased by $20 million, or 5%, in the first quarter of 2014, to $421 million from $401 million in the first quarter of 2013. The increase was driven by growth in commercial loans and higher deposit balances, partially offset by lower loan yields driven by market and competitive pressures.

•

Non-Interest Income: Non-interest income increased by $3 million, or 4%, in the first quarter of 2014, to $87 million, from $84 million in the first quarter of 2013, driven by increased revenue related to fee-based products and services from the Beech Street Capital acquisition, partially offset by other one-time items.

•

Provision for Credit Losses: Provision for credit losses increased by $75 million, in the first quarter of 2014, to $40 million, from a benefit of $35 million in the first quarter of 2013, primarily related to growth in the portfolio. The increase in allowance for loan and lease losses and reserve for unfunded lending commitments was $36 million in the first quarter of 2014, compared with a release of $41 million in the first quarter of 2013.

•

Non-Interest Expense: Non-interest expense increased by $34 million, or 15%, in the first quarter of 2014, to $255 million, from $221 million in the first quarter of 2013, driven by operating expenses associated with continued investments in business growth and Beech Street Capital.

•

Loans Held for Investment: Period-end loans held for investment in our Commercial Banking business increased by $1.2 billion, or 3%, to $46.2 billion as of March 31, 2014, from $45.0 billion as of December 31, 2013. The increase was driven by strong loan growth in the commercial and industrial and commercial real estate business.

•

Deposits: Period-end deposits in the Commercial Banking business increased by $918 million, or 3%, to $31.5 billion as of March 31, 2014, from $30.6 billion as of December 31, 2013, driven by typical seasonality and our strategy to deepen and expand relationships with commercial customers.

•

Charge-off Statistics: The net charge-off rate was 0.04% in the first quarter of 2014, compared to 0.07% in the first quarter of 2013. The nonperforming loan rate remained unchanged at 0.33% both as of March 31, 2014 and December 31, 2013. The continued strength in the credit metrics in our Commercial Banking business reflected stable credit trends and underlying collateral values.

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

Net loss from continuing operations decreased by $117 million, or 91%, in the first quarter of 2014 to $11 million from $128 million in the first quarter of 2013. The decrease was primarily due to higher net interest income driven by higher interest rates, lower funding costs, continued run-off of higher rate brokered deposits, as well as the absence of the one-time charge associated with our redemption of trust preferred securities in January 2013.

25	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.

Table 10: Other Results(1)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Change
Selected income statement data:
Net interest expense(2)	$(29)	$(139)	79%
Non-interest income	(2)	(105)	98

Total net revenue	(31)	(244)	87
Provision (benefit) for credit losses	(3)	2	(250)
Non-interest expense	21	32	(34)

Loss from continuing operations before income taxes	(49)	(278)	82
Income tax benefit	(38)	(150)	75

Loss from continuing operations, net of tax	$(11)	$(128)	91%

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)

Some of our tax-related commercial investments generate tax-exempt income or tax credits, accordingly we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%.

CONSOLIDATED BALANCE SHEETS ANALYSIS

Total assets of $290.5 billion as of March 31, 2014 decreased by $6.4 billion, or 2%, from $296.9 billion as of December 31, 2013. Total liabilities of $247.7 billion as of March 31, 2014, decreased by $7.6 billion, or 3%, from $255.3 billion as of December 31, 2013. Stockholders’ equity increased by $1.2 billion to $42.8 billion as of March 31, 2014. The increase in stockholders’ equity was primarily attributable to our net income of $1.2 billion for the first quarter of 2014.

Following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2014. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the company and our customers and our market risk exposure in accordance with our risk appetite.

Investment Securities

Our investment portfolio consists primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies (“Agency”); Agency and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”) and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 78% and 77% of our total investment securities portfolio as of March 31, 2014 and December 31, 2013, respectively.

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

26	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

During the first quarter of 2014, the fair value of our investment portfolio increased by $199 million, or 3% from $61.0 billion as of December 31, 2013 to $61.2 billion as of March 31, 2014. This increase was primarily driven by lower interest rates.

We had gross unrealized gains of $855 million and gross unrealized losses of $458 million on available-for sale investment securities as of March 31, 2014, compared with gross unrealized gains of $799 million and gross unrealized losses of $631 million as of December 31, 2013. The decrease in gross unrealized losses in the first quarter of 2014 was primarily driven by the lower interest rates in the first quarter of 2014. Of the $458 million in gross unrealized losses as of March 31, 2014, $86 million was related to securities that had been in a loss position for more than 12 months.

Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of March 31, 2014 and December 31, 2013.

Table 11: Investment Securities

	March 31, 2014		December 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury debt obligations	$827	$829	$831	$833
U.S. Agency debt obligations	1	1	1	1
Corporate debt securities guaranteed by U.S. government agencies	1,147	1,113	1,282	1,234
RMBS:
Agency	21,241	21,245	21,572	21,479
Non-agency	3,070	3,561	3,165	3,600

Total RMBS	24,311	24,806	24,737	25,079

CMBS:
Agency	4,131	4,075	4,262	4,198
Non-agency	1,879	1,855	1,854	1,808

Total CMBS	6,010	5,930	6,116	6,006

Other ABS(1)	6,577	6,606	7,123	7,136
Other securities(2)	1,451	1,436	1,542	1,511

Total investment securities available for sale	$40,324	$40,721	$41,632	$41,800

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
Agency RMBS	$18,313	$18,591	$17,443	$17,485
Agency CMBS	1,837	1,872	1,689	1,700

Total investment securities held to maturity	$20,150	$20,463	$19,132	$19,185

27	CAPITAL ONE FINANCIAL CORPORATION (COF)

(1)

ABS collateralized by credit card loans constituted approximately 67% and 65% of the other ABS portfolio as of March 31, 2014, and December 31, 2013, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 13% and 15% of the other ABS portfolio as of March 31, 2014 and December 31, 2013, respectively. Approximately 88% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of March 31, 2014, compared with 87% as of December 31, 2013.

(2)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

We provide information on OTTI losses recognized in earnings on our investment securities above under “Consolidated Results of Operations—Non-Interest Income.”

Credit Ratings

Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and other government sponsored enterprises or agencies. Approximately 91% and 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of March 31, 2014 and December 31, 2013, respectively, while approximately 6% and 5% was below investment grade as of March 31, 2014 and December 31, 2013, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other asset-backed securities and other securities in our portfolio as of March 31, 2014 and December 31, 2013.

Table 12: Non-Agency Investment Securities Credit Ratings

	March 31, 2014				December 31, 2013
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,070	—%	4%	96%	$3,165	—%	4%	96%
Non-agency CMBS	1,879	96	—	4	1,854	99	1	—
Other asset-backed securities	6,577	88	11	1	7,123	87	12	1
Other securities(1)	1,451	3	88	9	1,542	9	82	9

(1)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the CRA.

For additional information on our investment securities, see “Note 3—Investment Securities.”

Loans Held for Investment

Total loans that we manage consist of loans held for investment recorded on our consolidated balance sheets and consolidated loans held in our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 13 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of March 31, 2014 and December 31, 2013.

28	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 13: Net Loans Held for Investment

	March 31, 2014			December 31, 2013
(Dollars in millions)	Total Loans Held For Investment	Allowance	Net Loans Held For Investment	Total Loans Held For Investment	Allowance	Net Loans Held For Investment
Credit Card	$75,850	$2,984	$72,866	$81,305	$3,214	$78,091
Consumer Banking	70,727	744	69,983	70,762	752	70,010
Commercial Banking	46,230	362	45,868	45,011	338	44,673
Other	134	8	126	121	11	110

Total	$192,941	$4,098	$188,843	$197,199	$4,315	$192,884

Period-end loans held for investment decreased by $4.3 billion, or 2%, in the first quarter of 2014, to $192.9 billion as of March 31, 2014, from $197.2 billion as of December 31, 2013. The decrease was due to the expected run-off of our acquired home loans portfolio in our Consumer Banking business, seasonal decreases and run-off of certain credit card loans acquired in the 2012 U.S. card acquisition in our Credit Card business and small-ticket commercial real estate loans in our Commercial Banking business. This run-off was partially offset by continued strong auto loan originations in our Consumer Banking business, as well as commercial and industrial and commercial real estate loan growth in our Commercial Banking business.

We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile” and in “Note 4—Loans.”

Loans Held for Sale

Loans held for sale, which are carried at lower of cost or fair value, increased to $259 million as of March 31, 2014, from $218 million as of December 31, 2013. We provide additional information for loans held for sale in “Note 4—Loans.”

Customer Deposits

Our customer deposits represent our largest source of funding for our operations, providing a sizable and consistent source of low-cost funds. Total customer deposits increased by $3.8 billion to $208.3 billion as of March 31, 2014, from $204.5 billion as of December 31, 2013. The increase in deposits was driven by seasonality and growth in retail banking, which reflected our focus on deepening deposit relationships with existing customers and our continued marketing strategy to attract new business. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Securitization debt obligations decreased by $506 million during the first quarter of 2014, to $9.8 billion as of March 31, 2014, from $10.3 billion as of December 31, 2013. The decrease was driven by maturities of $1.5 billion partially offset by the issuances of $950 million of credit card securitization debt during the first quarter of 2014. We provide additional information on our borrowings below in “Liquidity Risk Profile.”

Other Debt

Other debt, which consists of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including Federal Home Loan Banks (“FHLB”) advances, but excluding securitized debt obligations, totaled $20.3 billion as of March 31, 2014, of which $4.4 billion represented short-term borrowings and $15.9 billion represented long-term debt. Other debt totaled $30.4 billion as of December 31, 2013, of which $16.2 billion represented short-term borrowings and $14.2 billion represented long-term borrowings.

29	CAPITAL ONE FINANCIAL CORPORATION (COF)

The decrease of $10.1 billion in the first quarter of 2014 was primarily attributable to net maturities of $12.4 billion of FHLB advances, as well as the maturity of $275 million of unsecured senior notes. These decreases in our other debt were partially offset by the issuance of $2.0 billion of unsecured senior notes as well as a $629 million increase in our federal funds purchased and securities loaned or sold under agreements to repurchase in the first quarter of 2014. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”

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

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported in our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser.

The aggregate reserves for all three subsidiaries totaled $1.1 billion as of March 31, 2014, compared with $1.2 billion as of December 31, 2013.

The table below summarizes changes in our representation and warranty reserves in the first quarter of 2014 and 2013.

Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Representation and warranty repurchase reserve, beginning of period(1)	$1,172	$899
Provision (benefit) for mortgage representation and warranty losses(2)	(33)	97
Net realized losses	(11)	(2)

Representation and warranty repurchase reserve, end of period(1)	$1,128	$994

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

We recorded a total pre-tax provision benefit of $33 million (which includes a benefit of $47 million in discontinued operations and an expense of $14 million in continuing operations), and a total pre-tax provision of $97 million (which includes an expense of $107 million in discontinued operations and a benefit of $10 million in continuing operations) to our provision for mortgage representation and warranty losses in the first quarter of 2014 and 2013, respectively.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2014, is approximately $2.5 billion, a decline from our estimate of $2.6 billion as of December 31, 2013. The estimate as of March 31, 2014 covers all reasonably possible losses relating to representation and warranty claim activity.

30	CAPITAL ONE FINANCIAL CORPORATION (COF)

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies, Guarantees, and Others.”

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

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $3.3 billion and $423 million, respectively, as of March 31, 2014, and our maximum exposure to loss was $3.8 billion as of March 31, 2014. We provide a discussion of our activities related to these VIEs in “Note 6—Variable Interest Entities and Securitizations.”

CAPITAL MANAGEMENT

The level and composition of our equity capital are determined by multiple factors, including our consolidated regulatory capital requirements and internal risk-based capital assessments, including our economic capital and internal stress testing frameworks. The level and composition of our capital may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the OCC, respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of assets and off-balance sheet items. National banks, as insured depository institutions, are also subject to Prompt Corrective Action (“PCA”) capital regulations, which require the U.S. federal banking agencies to take “prompt corrective action” for banks that do not meet established capital requirements.

In July 2013, the Federal Reserve, the OCC and the FDIC (collectively, the U.S. federal banking agencies) finalized a new capital rule (the “Final Rule”) that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision (“Basel Committee”) and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements.

The Final Rule amended both the Advanced Approaches and the Basel I frameworks, establishing a new Common Equity Tier 1 Capital requirement and setting higher minimum capital ratio requirements. Certain provisions of the Final Rule began to take effect on January 1, 2014 for Advanced Approaches banking organizations. The Company refers to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”

31	CAPITAL ONE FINANCIAL CORPORATION (COF)

Prior to being revised in the Final Rule, the minimum risk-based capital requirements adopted by the U.S. federal banking agencies followed the Basel I framework originally promulgated pursuant to the Basel Committee’s Basel I Accord. At the end of 2012, the Company met one of the two independent eligibility criteria set by banking regulators for becoming subject to the advanced approaches capital rules (the “Advanced Approaches” regime), based upon the framework originally promulgated as a result of the Basel II Accord. As a result, the Company has undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. The Company will be subject to a parallel run under Advanced Approaches beginning in 2015, during which it will calculate capital ratios under both Basel III Standardized Approach and Basel III Advanced Approaches, though it will continue to use the Basel III Standardized Approach for purposes of meeting regulatory capital requirements. By rule, the parallel run must last at least four consecutive quarters. The first quarter of 2016 is the earliest possible date on which the Company would use the Advanced Approaches framework to calculate its regulatory capital and risk-weighted assets for purposes of risk-based capital requirements. Consistent with the experience of other U.S. banks, it is quite possible that our parallel run will last longer than the four quarter minimum.

As of January 1, 2014, the new minimum risk-based capital requirements for Advanced Approaches banking organizations include a Common Equity Tier 1 Capital ratio of at least 4.0%, a Tier 1 Risk-Based Capital ratio of at least 5.5%, a Total Risk-Based Capital ratio of at least 8% and a Tier 1 Leverage Capital ratio of at least 4%. On January 1, 2015, the minimum risk-based capital ratio requirements will increase to 4.5% for the Common Equity Tier 1 Capital ratio and to 6.0% for the Tier 1 Risk-Based Capital ratio. The minimum requirements for the Total Risk-Based Capital ratio and Tier 1 Leverage Capital ratio will not change from 2014 to 2015.

Insured depository institutions are also subject to PCA capital regulations. Under current PCA regulations, an insured depository institution is considered to be well capitalized if it maintains a Tier 1 Risk-Based Capital ratio of at least 6%, a Total Risk-Based Capital ratio of at least 10%, a Tier 1 Leverage capital ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its regulator. While the Final Rule increases some of the thresholds for the PCA capital categories and adds the new Common Equity Tier 1 Capital ratio to the PCA regulations, the changes are not effective until January 1, 2015. Beginning on January 1, 2015, the well capitalized level for the Tier 1 Risk-Based Capital ratio will increase to 8% and the well capitalized level for the Common Equity Tier 1 Capital ratio will be established at 6.5%. The well capitalized levels for the Total Risk-Based Capital ratio and Tier 1 Leverage Capital ratios will not change.

Prior to 2014, we also disclosed a Tier 1 Common Capital ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There was no mandated minimum or “well capitalized” standard for the Tier 1 Common Capital ratio.

We disclose a non-GAAP Tangible Common Equity ratio in “MD&A—Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts, rating agencies, and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”

Table 15 provides a comparison of our regulatory capital ratios under the U.S. federal banking agencies’ capital adequacy standards as of March 31, 2014 and December 31, 2013. Under the Final Rule, beginning on January 1, 2014, as an Advanced Approaches banking organization that has yet to enter or exit parallel run, we began using the Basel III Standardized Approach for calculating our regulatory capital, subject to applicable transition provisions. In 2014, however, we will continue to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios. Beginning on January 1, 2015, we will use the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.

32	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 15: Capital Ratios(1)(2)

	March 31, 2014			December 31, 2013
	Capital Ratio	Minimum Capital Adequacy	Well Capitalized	Capital Ratio	Minimum Capital Adequacy	Well Capitalized
Capital One Financial Corp:
Common equity Tier 1(3)	12.98%	4.00%	N/A	N/A	N/A	N/A
Tier 1 common(4)	N/A	N/A	N/A	12.19%	N/A	N/A
Tier 1 risk-based capital(5)	13.36	5.50	6.00%	12.57	4.00%	6.00%
Total risk-based capital(6)	15.42	8.00	10.00	14.69	8.00	10.00
Tier 1 leverage(7)	10.42	4.00	N/A	10.06	4.00	N/A
Capital One Bank (USA) N.A.:
Common equity Tier 1(3)	12.69%	4.00%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	12.69	5.50	6.00%	11.47%	4.00%	6.00%
Total risk-based capital(6)	16.26	8.00	10.00	14.90	8.00	10.00
Tier 1 leverage(7)	10.53	4.00	5.00	10.21	4.00	5.00
Capital One, N.A.:
Common equity Tier 1(3)	13.27%	4.00%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	13.27	5.50	6.00%	12.67%	4.00%	6.00%
Total risk-based capital(6)	14.36	8.00	10.00	13.76	8.00	10.00
Tier 1 leverage(7)	9.23	4.00	5.00	8.96	4.00	5.00

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)

Capital ratios are calculated based on the Basel I capital framework as of December 31, 2013 and calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of March 31, 2014. Capital ratios that are not applicable are denoted by “N/A.” See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(3)	Basel III Common equity Tier 1 capital ratio is a regulatory measure calculated based on Common equity Tier 1 capital divided by risk-weighted assets.
(4)	Tier 1 common capital ratio is a regulatory capital measure under Basel I calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.
(5)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(6)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(7)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

Our Common Equity Tier 1 Capital ratio, as calculated under the Basel III Standardized Approach framework, subject to transition provisions, was 12.98% as of March 31, 2014. Our Tier 1 common capital ratio, as calculated under Basel I, was 12.19% as of December 31, 2013. These numbers are not directly comparable due to methodological differences in the calculation of the ratios and the transition requirements under the Final Rule. Capital One Financial Corporation exceeded U.S. federal banking agencies’ minimum capital requirements and the Banks also exceeded minimum regulatory requirements and were “well capitalized” under PCA requirements as of March 31, 2014 and December 31, 2013.

As described above, we are currently using the Basel III Standardized Approach for calculating our regulatory capital, subject to transition periods. Basel III Standardized Common Equity Tier 1 Capital under the Final Rule includes additional adjustments and deductions not included in Tier 1 common capital calculated under Basel I, such as the inclusion of the unrealized gains and losses on available-for-sale securities included in AOCI and the deduction of assets related to defined benefit pension and other post-retirement employee benefit plans. These adjustments are phased-in at 20% for 2014, at 40% for 2015, at 60% for 2016, at 80% for 2017 and at 100% for 2018. Also as described above, we will continue to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios in 2014. However, beginning on January 1, 2015, we must use the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.

33	CAPITAL ONE FINANCIAL CORPORATION (COF)

The following table compares our Common Equity Tier 1 Capital and risk-weighted assets as of March 31, 2014, calculated based on the Final Rule, subject to applicable transition provisions, to our estimated Common Equity Tier 1 Capital and risk-weighted assets as of March 31, 2014, calculated under Basel III Standardized Approach, as it applies when fully phased-in. See the table and notes below for further discussion on our interpretations, expectations and assumptions used in calculating this ratio.

Table 16: Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III Standardized Approach

(Dollars in millions, except ratio)
Common Equity Tier 1 Capital under Basel III Standardized as of March 31, 2014	$28,434
Adjustments related to unrealized gains (losses) on available for sale securities in AOCI and defined benefit pension plans(1)	(528)
Adjustments related to PCCR intangible(1)	(1,254)
Other adjustments(1)(2)	(30)

Estimated Common Equity Tier 1 Capital under Fully Phased-In Basel III Standardized	$26,622

Risk-weighted assets under Basel I	$219,047

Adjustments for Basel III Standardized(3)	8,878

Estimated risk-weighted assets under Fully Phased-in Basel III Standardized	$227,925

Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized(4)(5)	11.7%

(1)	Includes full phase-In.
(2)

Other adjustments are related to disallowed deferred tax assets from net operating losses and tax credit carry forwards, mortgage servicing rights and other intangibles net of associated deferred tax liabilities.

(3)

Adjustments to the Basel I approach to calculating risk-weighted assets include higher risk weights for 90 days or more past due exposures, high volatility commercial real estate, securitization exposures and corresponding adjustments to PCCR intangibles, deferred tax assets and certain other assets in the calculation of Common Equity Tier 1 Capital under the Basel III Standardized Approach.

(4)	Calculated by dividing estimated Common Equity Tier 1 Capital under the Fully Phased-In Basel III Standardized Approach by estimated risk-weighted assets under the Basel III Standardized Approach.
(5)	Comparable to our Common equity Tier 1 as of March 31, 2014 of 12.98% calculated under Basel III Standardized Approach subject to transition provisions

Under the Final Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater requirement of the Basel III Standardized and the Basel III Advanced Approaches. See “Supervision and Regulation—Basel III and U.S. Capital Rules” in our 2013 Annual Report on Form 10-K for additional information. Based on our business mix, we anticipate that we will need to hold more regulatory capital under the Basel III Advanced Approaches than under Basel I or the Basel III Standardized Approach to meet our minimum required regulatory capital ratios.

Capital Planning and Regulatory Stress Testing

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as “Comprehensive Capital Analysis and Review” or “CCAR”). Under these rules, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress.

On January 6, 2014 we submitted our capital plan to the Board of Governors of the Federal Reserve as part of the 2014 CCAR cycle. On March 26, 2014, we were informed by the Board of Governors of the Federal Reserve that it had completed its review under the CCAR process and that it did not object to our proposed capital distribution plans submitted pursuant to CCAR.

34	CAPITAL ONE FINANCIAL CORPORATION (COF)

As a result of this non-objection to our capital plan, we expect to maintain our quarterly dividend of $0.30 per share, subject to approval by our Board of Directors. In addition, our Board of Directors has authorized the repurchase of up to $2.5 billion of shares of common stock through the end of the first quarter of 2015.

Dividend Policy and Stock Purchases

We paid common stock dividends of $0.30 per share in the first quarter of 2014. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our 6.00% fixed rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”) during the first quarter of 2014. On May 1, 2014, our Board of Directors declared a quarterly dividend of $0.30 per share of common stock, payable May 22, 2014 to stockholders of record as of May 12, 2014, and a quarterly dividend of $15.00 per share of Series B Preferred Stock. Each outstanding share of the Series B Preferred Stock is represented by depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock. The dividend of $15.00 per share (equivalent to $0.375 per outstanding depository share) will be paid on June 2, 2014 to stockholders of record at the close of business on May 16, 2014.

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $1.6 billion and $76 million, respectively, as of March 31, 2014. There can be no assurance that we will declare and pay any dividends. For additional information on dividends, see “Part I-Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds” in our 2013 Form 10-K.

As highlighted under “Capital Planning and Regulatory Stress Testing” above, we plan to repurchase up to $2.5 billion of common stock within the CCAR 2014 approval period from the second quarter of 2014 through the first quarter of 2015. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position and amount of retained earnings. Our share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on stock repurchases, see “Part I-Item 1. Business-Supervision and Regulation-Dividends, Stock Repurchases and Transfer of Funds” in our 2013 Form 10-K.

RISK MANAGEMENT

Overview

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

35	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2013 Form 10-K.

CREDIT RISK PROFILE

Our loan portfolio accounts for the substantial majority of our credit risk exposure. These activities are also governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.

We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, foreign exchange transactions, and customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”

Loan Portfolio Composition

We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial loans. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2013 Form 10-K.

Our total loan portfolio consists of loans held for investment, loans held for sale and loans underlying our securitization trusts. Loans underlying our securitization trusts are reported on our consolidated balance sheets in restricted loans for securitization investors. Table 17 presents the composition of our portfolio of loans held for investment, by business segments, as of March 31, 2014 and December 31, 2013. Table 17 also displays Acquired Loans. For additional information on the accounting for Acquired Loans, see “MD&A—Credit Risk Profile—Loan Portfolio Composition” and “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $259 million and $218 million as of March 31, 2014 and December 31, 2013, respectively.

36	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 17: Loan Portfolio Composition

	March 31, 2014				December 31, 2013
(Dollars in millions)	Loans	Acquired Loans	Total	% of Total	Loans	Acquired Loans	Total	% of Total
Credit Card:
Credit card loans:
Domestic credit card and installment loans(1)	$68,222	$53	$68,275	35.4%	$73,192	$63	$73,255	37.1%
International credit card loans	7,575	—	7,575	3.9	8,050	—	8,050	4.1

Total credit card	75,797	53	75,850	39.3	81,242	63	81,305	41.2

Consumer Banking:
Auto	33,077	3	33,080	17.1	31,852	5	31,857	16.2
Home loan	6,977	27,058	34,035	17.6	7,098	28,184	35,282	17.9
Retail banking	3,560	52	3,612	1.9	3,587	36	3,623	1.8

Total consumer banking	43,614	27,113	70,727	36.6	42,537	28,225	70,762	35.9

Commercial Banking:(2)
Commercial and multifamily real estate	21,188	68	21,256	11.0	20,666	84	20,750	10.5
Commercial and industrial	23,908	156	24,064	12.5	23,131	178	23,309	11.8

Total commercial lending	45,096	224	45,320	23.5	43,797	262	44,059	22.3

Small-ticket commercial real estate	910	—	910	0.5	952	—	952	0.5

Total commercial banking	46,006	224	46,230	24.0	44,749	262	45,011	22.8

Other:
Other loans	134	—	134	0.1	121	—	121	0.1

Total loans held for investment	$165,551	$27,390	$192,941	100.0%	$168,649	$28,550	$197,199	100.0%

(1)	Domestic credit card loans includes installment loans of $261 million and $323 million as of March 31, 2014 and December 31, 2013, respectively.
(2)	Includes construction loans and land development loans totaling $2.1 billion and $2.0 billion as of March 31, 2014 and December 31, 2013, respectively.

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

37	CAPITAL ONE FINANCIAL CORPORATION (COF)

As noted above, our Credit Card business accounted for $75.9 billion, or 39%, of our total loan portfolio as of March 31, 2014, with Domestic Card accounting for $68.3 billion, or 35%, of our total loan portfolio as of March 31, 2014. In comparison, our Credit Card business accounted for $81.3 billion, or 41%, of our total loan portfolio as of December 31, 2013, with Domestic Card accounting for $73.3 billion, or 37%, of our total loan portfolio as of December 31, 2013. Based on our most recent data, we estimate that approximately one-third of our Domestic Card portfolio had credit scores equal or below 660 or no score, based on loan balances, as of March 31, 2014, consistent with the proportion of the Domestic Card portfolio with credit scores equal or below 660 or no score as of December 31, 2013.

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. We also present adjusted credit quality metrics excluding impact from Acquired Loans.

See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our accounting policies for delinquent, nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Table 18 compares 30+ day performing and total 30+ day delinquency rates, by loan category, as of March 31, 2014 and December 31, 2013. Table 18 also presents these metrics adjusted to exclude from the denominator Acquired Loans accounted for based on expected cash flows expected to be collected over the life of the loans.

Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due and that are also currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are generally the same for credit card loans, as we continue to classify the substantial majority of credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

38	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 18: 30+ Day Delinquencies

	March 31, 2014						December 31, 2013
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card and installment loans	$2,062	3.02%	3.02%	$2,062	3.02%	3.02%	$2,514	3.43%	3.43%	$2,514	3.43%	3.43%
International credit card loans	272	3.59	3.59	334	4.41	4.41	299	3.71	3.71	367	4.56	4.56

Total credit card	2,334	3.08	3.08	2,396	3.16	3.16	2,813	3.46	3.46	2,881	3.54	3.55

Consumer Banking:
Auto	1,750	5.29	5.29	1,862	5.63	5.63	2,181	6.85	6.85	2,375	7.46	7.46
Home loan	42	0.12	0.60	303	0.89	4.34	55	0.16	0.78	323	0.91	4.55
Retail banking	27	0.74	0.75	57	1.57	1.59	25	0.69	0.70	52	1.44	1.46

Total consumer banking	1,819	2.57	4.17	2,222	3.14	5.09	2,261	3.20	5.32	2,750	3.89	6.47

Commercial Banking:
Commercial and multifamily real estate	59	0.28	0.28	100	0.47	0.47	29	0.14	0.14	64	0.31	0.31
Commercial and industrial	64	0.27	0.27	104	0.43	0.44	73	0.31	0.32	108	0.46	0.47

Total commercial lending	123	0.27	0.27	204	0.45	0.45	102	0.23	0.23	172	0.39	0.39

Small-ticket commercial real estate	7	0.72	0.72	12	1.35	1.35	8	0.79	0.79	11	1.17	1.17

Total commercial banking	130	0.28	0.28	216	0.47	0.47	110	0.24	0.25	183	0.41	0.41

Other:
Other loans	5	3.34	3.34	18	13.26	13.26	4	3.32	3.32	19	15.72	15.72

Total	$4,288	2.22%	2.59%	$4,852	2.51%	2.93%	$5,188	2.63%	3.08%	$5,833	2.96%	3.46%

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)	Calculated by excluding Acquired Loans impact.

Table 19 presents an aging of 30+ day delinquent loans included in the above table.

39	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 19: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$192,941	100.0%	$197,199	100.00%

Delinquency status:
30 – 59 days	$2,204	1.14%	$2,617	1.33%
60 – 89 days	1,035	0.54	1,344	0.68
90 + days	1,613	0.83	1,872	0.95

Total	$4,852	2.51%	$5,833	2.96%

Geographic region:
Domestic	$4,518	2.34%	$5,466	2.77%
International	334	0.17	367	0.19

Total	$4,852	2.51%	$5,833	2.96%

(1)

Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

Table 20 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of March 31, 2014 and December 31, 2013. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card and installment loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 20: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans	Amount	% of Total Loans
Loan category:(1)
Credit card	$1,104	1.46%	$1,283	1.58%
Consumer	1	—	2	—
Commercial	7	0.01	6	0.01

Total	$1,112	0.58%	$1,291	0.65%

Geographic region:(2)
Domestic	$1,026	0.54%	$1,195	0.60%
International	86	0.04	96	0.05

Total	$1,112	0.58%	$1,291	0.65%

(1)

Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category, including Acquired Loans accounted for based on expected cash flows as applicable.

(2)	Calculated by dividing loans in each geographic region by total period-end loans held for investment.

40	CAPITAL ONE FINANCIAL CORPORATION (COF)

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, foreclosed property and repossessed assets and the net realizable value of auto loans that have been charged-off as a result of a bankruptcy. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. In addition, we separately track and report Acquired Loans accounted for based on expected cash flows and disclose our delinquency and nonperforming loan rates with and without these Acquired Loans. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

Table 21 presents comparative information on nonperforming loans, by loan category, and other nonperforming assets, as of March 31, 2014 and December 31, 2013. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.

Table 21: Nonperforming Loans and Other Nonperforming Assets(1)(2)(3)

	March 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit card:
International credit card loans	$81	1.07%	$88	1.10%

Total credit card	81	0.11	88	0.11

Consumer Banking:
Auto	112	0.34	194	0.61
Home loan	370	1.09	376	1.06
Retail banking	42	1.15	41	1.13

Total consumer banking	524	0.74	611	0.86

Commercial Banking:
Commercial and multifamily real estate	58	0.27	52	0.25
Commercial and industrial	86	0.36	93	0.40

Total commercial lending	144	0.32	145	0.33
Small-ticket commercial real estate	6	0.73	4	0.41

Total commercial banking	150	0.33	149	0.33

Other:
Other loans	17	12.47	19	15.83

Total nonperforming loans held for investment(4)	$772	0.40%	$867	0.44%

Other nonperforming assets:
Foreclosed property(5)	$109	0.06%	$113	0.06%
Other assets(6)	158	0.08	160	0.08

Total other nonperforming assets	267	0.14	273	0.14

Total nonperforming assets	$1,039	0.54%	$1,140	0.58%

(1)

The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans divided by the total outstanding unpaid principal balance of loans held for investment. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(2)

The nonperforming loan ratio, excluding Acquired Loans’ impact for home loan, total consumer banking, and total nonperforming loans held for investment was 5.31%, 1.20%, and 0.47%, respectively, as of March 31, 2014, compared with 5.29%, 1.44%, and 0.51%, respectively, as of December 31, 2013. The nonperforming asset ratio, excluding the impact of Acquired Loans was 0.59% and 0.63% as of March 31, 2014 and December 31, 2013, respectively.

41	CAPITAL ONE FINANCIAL CORPORATION (COF)

(3)

We recognized interest income for loans classified as nonperforming of $3 million and $4 million in the first quarter of 2014 and 2013, respectively. Interest income foregone related to nonperforming loans was $16 million and $18 million in the first quarter of 2014 and 2013, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(4)

Nonperforming loans as a percentage of loans held for investment, excluding the impact of domestic credit card and installment loans, was 0.62% and 0.70% as of March 31, 2014 and December 31, 2013, respectively.

(5)	Includes foreclosed properties related to Acquired Loans of $64 million and $68 million as of March 31, 2014 and December 31, 2013, respectively.
(6)

Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies—Loans” in our 2013 Form 10-K for information on our charge-off policy for each of our loan categories.

Table 22 presents our net charge-off amounts and rates, by business segment, in the first quarter of 2014 and 2013.

Table 22: Net Charge-Offs

	Three Months Ended March 31,
	2014			2013
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card business:
Domestic credit card and installment loans	$700	4.01%	4.01%	$827	4.43%	4.44%
International credit card loans	80	4.17	4.17	95	4.59	4.59

Total credit card	780	4.02	4.03	922	4.45	4.46

Consumer Banking business:
Auto	134	1.66	1.66	122	1.78	1.78
Home loan	5	0.06	0.29	4	0.04	0.22
Retail banking	9	0.95	0.96	17	1.85	1.87

Total consumer banking	148	0.84	1.37	143	0.78	1.47

Commercial Banking business:
Commercial and multifamily real estate	1	0.01	0.01	1	0.01	0.01
Commercial and industrial	2	0.03	0.03	2	0.04	0.04

Total commercial lending	3	0.02	0.02	3	0.03	0.03

Small-ticket commercial real estate	1	0.67	0.67	4	1.41	1.41

Total commercial banking	4	0.04	0.04	7	0.07	0.07

Other:
Other loans	(1)	(0.68)	(0.68)	7	14.53	18.47

Total	$931	1.92%	2.24%	$1,079	2.20%	2.69%

Average loans held for investment	$193,722			$195,997
Average loans held for investment (excluding acquired loans)	165,962			160,291

42	CAPITAL ONE FINANCIAL CORPORATION (COF)

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
(2)	Calculated by excluding Acquired Loans from the denominator.

Loan Modifications and Restructurings

As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.

Table 23 presents the loan balances as of March 31, 2014 and December 31, 2013, for which loan modifications were made as part of our loss mitigation efforts, all of which are considered to be TDR. Table 23 excludes loan modifications that do not meet the definition of a TDR and Acquired Loans, with the exception of commercial loans, accounted for based on expected cash flows, which we track and report separately.

Table 23: Loan Modifications and Restructurings

	March 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$749	44.0%	$780	46.4%
Auto	371	21.8	355	21.1
Home loan	241	14.2	244	14.5
Retail banking	58	3.4	64	3.8
Commercial banking	282	16.6	238	14.2

Total	$1,701	100.0%	$1,681	100.0%

Status of modified and restructured loans:
Performing	$1,276	75.0%	$1,250	74.4%
Nonperforming	425	25.0	431	25.6

Total	$1,701	100.0%	$1,681	100.0%

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

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

43	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Impaired loans, including TDRs, totaled $2.0 billion as of March 31, 2014, compared with $1.9 billion as of December 31, 2013. TDRs accounted for $1.7 billion of impaired loans as of both March 31, 2014 and December 31, 2013. We provide additional information on our impaired loans, including the allowance established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held for investment portfolio as of each balance sheet date. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses in “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K.

Our allowance decreased by $217 million to $4.1 billion as of March 31, 2014 from $4.3 billion as of December 31, 2013. The reduction in the allowance was mainly due to a reduction in loan balances and an improved credit outlook.

Table 24 displays changes in our allowance for loan and lease losses for the first quarter of 2014 and 2013, which details by loan type, the provision for credit losses recognized in our consolidated statements of income for each period and charge-offs recorded against the allowance for loan and lease losses.

44	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 24: Allowance for Loan and Lease Losses Activity

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Balance at beginning of period, as reported	$4,315	$5,156
Provision for credit losses(1)	723	835
Charge-offs:
Credit Card:
Domestic credit card and installment loans	(964)	(1,119)
International credit card loans	(131)	(143)

Total credit card	(1,095)	(1,262)

Consumer Banking:
Auto	(205)	(182)
Home loan	(11)	(7)
Retail banking	(15)	(25)

Total consumer banking	(231)	(214)

Commercial Banking:
Commercial and multifamily real estate	(2)	(2)
Commercial and industrial	(4)	(4)

Total commercial lending	(6)	(6)
Small-ticket commercial real estate	(1)	(6)

Total commercial banking	(7)	(12)
Other loans	(2)	(8)

Total charge-offs	(1,335)	(1,496)

Recoveries:
Credit Card:
Domestic credit card and installment loans	264	292
International credit card loans	51	48

Total credit card	315	340

Consumer Banking:
Auto	71	60
Home loan	6	3
Retail banking	6	8

Total consumer banking	83	71

Commercial Banking:
Commercial and multifamily real estate	1	1
Commercial and industrial	2	2

Total commercial lending	3	3
Small-ticket commercial real estate	—	2

Total commercial banking	3	5

Other loans	3	1

Total recoveries	404	417

Net charge-offs	(931)	(1,079)
Impact of loan transfers, sales and other changes(2)	(9)	(306)

Balance at end of period	$4,098	$4,606

Allowance for loan and lease losses as a percentage of loans held for investment	2.12%	2.41%

(1)

The total provision for credit losses reported in our consolidated statements of income of $735 million and $885 million in the first quarter of 2014 and 2013, respectively, consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The provision for credit losses reported in the above table relates only to the provision for loan and lease losses. It does not include the provision for unfunded lending commitments of $12 million and $50 million in the first quarter of 2014 and 2013, respectively.

45	CAPITAL ONE FINANCIAL CORPORATION (COF)

(2)

Consists of a reduction in the allowance of $289 million, which was attributable to the transfer of loans from HFI to HFS related to Best Buy, in the first quarter of 2013. It also contains a foreign translation and an other adjustment of $9 million and $17 million in the first quarter of 2014 and 2013, respectively.

Table 25 presents an allocation of our allowance for loan and lease losses by loan category as of March 31, 2014 and December 31, 2013.

Table 25: Allocation of the Allowance for Loan and Lease Losses(1)

	March 31, 2014		December 31, 2013
(Dollars in millions)	Amount	Coverage Ratio	Amount	Coverage Ratio
Credit Card(2):
Domestic credit card and installment loans	$2,622	3.84%	$2,836	3.87%
International credit card loans	362	4.77	378	4.70

Total credit card	2,984	3.93	3,214	3.95

Consumer Banking(2):
Auto	608	1.84	606	1.90
Home loan	72	0.21	83	0.24
Retail banking	64	1.78	63	1.74

Total consumer banking	744	1.05	752	1.06

Commercial Banking(2):
Commercial and multifamily real estate	158	0.74	143	0.69
Commercial and industrial	180	0.75	166	0.71

Total commercial lending	338	0.75	309	0.70
Small-ticket commercial real estate	24	2.60	29	3.05

Total commercial banking	362	0.78	338	0.75

Other loans	8	5.68	11	9.09

Total	$4,098	2.12%	$4,315	2.19%

Total allowance coverage ratios:
Period-end loans held for investment	$192,941	2.12%	$197,199	2.19%
Period-end loans held for investment (excluding Acquired Loans)	165,551	2.45	168,649	2.54
Nonperforming loans(3)	772	530.72	867	497.69
Allowance coverage ratios by loan category(4):
Credit card (30+ day delinquent loans)	2,396	124.52%	2,881	111.56%
Consumer banking (30+ day delinquent loans)	2,222	33.47	2,750	27.35
Commercial banking (nonperforming loans)	150	241.06	149	226.85

(1)

The coverage ratio, excluding Acquired Loans’ impact for home loan and total consumer banking was 0.54%, and 1.62%, respectively, as of March 31, 2014, compared with 0.64% and 1.68%, respectively, as of December 31, 2013.

(2)	Calculated based on the allowance for loan and lease losses attributable to each loan category divided by the outstanding balance of loans within each segment.
(3)

Our policy is generally not to classify domestic credit card and installment loans as nonperforming and we generally accrue interest on domestic credit card and installment loans through the date of charge-off. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance related to our domestic credit card and installment loans, was 191.08% as of March 31, 2014 and 170.59% as of December 31, 2013.

(4)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans within the specified loan category.

46	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Table 26 below presents the composition of our liquidity reserves as of March 31, 2014 and December 31, 2013.

Table 26: Liquidity Reserves

(Dollars in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$6,182	$6,291
Investment securities available for sale, at fair value(1)	40,721	41,800
Investment securities held to maturity, at fair value(1)	20,463	19,185

Total investment securities portfolio.	61,184	60,985
FHLB borrowing capacity secured by loans	30,186	28,623
Outstanding FHLB advances and letters of credit secured by loans	(1,411)	(8,917)
Outstanding FHLB advances and letters of credit secured by securities	(2,905)	(7,808)
Securities encumbered for Public Funds and others	(10,983)	(9,491)

Total liquidity reserves	$82,253	$69,683

(1)	The weighted average life of our securities was approximately 6.3 years as of both March 31, 2014 and December 31, 2013.

Our liquidity reserves increased by $12.6 billion, or 18%, in the first quarter of 2014, to $82.3 billion as of March 31, 2014 from $69.7 billion as of December 31, 2013. This increase was primarily attributable to lower short-term FHLB advances as we experienced a seasonal drop in loan balances coupled with an increase in consumer deposits within the quarter. See “MD&A—Risk Management” in our 2013 Form 10-K for additional information on our management of liquidity risk.

Funding

Our funding objective is to establish an appropriate maturity profile using a cost-effective mix of both short-term and long-term funds. We use a variety of funding sources, including customer deposits, short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and loan securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs.

Customer Deposits

Our customer deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 27 provides a comparison of the composition of our customer deposits, average balances, interest expense and average deposit rates for the first quarter of 2014 and full year 2013.

47	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 27: Deposit Composition and Average Deposit Rates

	Three Months Ended March 31, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing checking accounts	$24,110	$21,659	N/A	10.5%	N/A
Interest-bearing checking accounts(1)	43,770	43,896	$56	21.3	0.51%
Saving deposits(2)	130,690	128,887	$185	62.6	0.57
Time deposits less than $100,000	5,901	6,028	20	2.9	1.30

Total core deposits	204,471	200,470	261	97.4	0.52
Time deposits of $100,000 or more	2,696	2,758	14	1.3	2.06
Foreign time deposits(3)	1,157	2,614	1	1.3	0.16

Total customer deposits	$208,324	$205,842	$276	100.0%	0.53%

	Twelve Months Ended December 31, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing checking accounts	$22,643	$21,345	N/A	10.2%	N/A
Interest-bearing checking accounts(1)	43,880	43,823	$254	21.0	0.58%
Saving deposits(2)	127,667	129,373	714	61.8	0.55
Time deposits less than $100,000	6,299	8,955	161	4.3	1.80

Total core deposits	200,489	203,496	1,129	97.3	0.55
Time deposits of $100,000 or more	2,852	3,938	108	1.9	2.74
Foreign time deposits(3)	1,182	1,611	4	0.8	0.25

Total customer deposits	$204,523	$209,045	$1,241	100.0%	0.59%

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.
(2)	Includes Money Market Deposit Accounts (“MMDA”).
(3)	Substantially all of our foreign time deposits are greater than $100,000 as of both March 31, 2014 and December 31, 2013.

Total deposits increased by $3.8 billion during the first quarter of 2014 to $208.3 billion as of March 31, 2014, from $204.5 billion as of December 31, 2013, primarily driven by seasonality and growth in Retail Banking, which reflected our focus on deepening deposit relationships with existing customers and our continued marketing strategy to attract new business. Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported in savings deposit accounts and time deposits in the above table and totaled $5.0 billion and $6.0 billion as of March 31, 2014 and December 31, 2013, respectively.

FDIC limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both March 31, 2014 and December 31, 2013, and therefore were permitted to maintain brokered deposits.

Short-term Borrowings and Long-term Debt

We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, loan securitization transactions, and federal funds purchased and securities loaned or sold under agreements to repurchase. We participate in the federal funds market regularly to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in

48	CAPITAL ONE FINANCIAL CORPORATION (COF)

a time of need. In addition, we may utilize short-term as well as long-term FHLB advances for our funding needs. FHLB advances are secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit.

Our short-term borrowings include those borrowings with an original contractual maturity of one year or less, do not include the current portion of long-term debt, and typically have not represented a significant portion of our overall funding. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $11.8 billion in the first quarter of 2014, from $16.2 billion as of December 31, 2013 to $4.4 billion as of March 31, 2014. This decrease reflects $16.8 billion in payoffs of FHLB advances, partially offset by $4.4 billion in new advances.

Our long-term debt, which consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $1.2 billion in the first quarter of 2014, from $24.4 billion as of December 31, 2013 to $25.7 billion as of March 31, 2014. The increase was primarily attributable to new senior note issuances of $2.0 billion and card securitization issuances of $950 million, partially offset by $1.7 billion of expected maturities.

Table 28 provides the average balances, weighted average interest rate, and maximum month-end outstanding amounts of our short-term borrowings for the three months ended March 31, 2014 and 2013. This table also presents the period-end balances and weighted average interest rate of our short-borrowings as of March 31, 2014 and December 31, 2013.

Table 28: Short-Term Borrowings

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Outstanding Amount	Weighted Average Interest Rate	Outstanding Amount	Weighted Average Interest Rate
Average during the period:
Federal funds purchased and repurchase agreements	$1,483	0.08%	$1,109	0.18%
FHLB advances	8,980	0.25	15,647	0.27

Total short-term borrowings	$10,463	0.23%	$16,756	0.26%

	March 31, 2014			December 31, 2013
(Dollars in millions)	Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount	Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount
Period-end balance:
Federal funds purchased and repurchase agreements	$1,544	0.06%	$1,544	$915	0.06%	$2,258
FHLB advances	2,900	0.20	12,500	15,300	0.25	16,600

Total short-term borrowings	$4,444	0.15%		$16,215	0.24%

Table 29 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitization debt obligations, senior and subordinated notes and other borrowings as of March 31, 2014, and the outstanding balances as of December 31, 2013.

49	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 29: Contractual Maturity Profile of Outstanding Debt

	March 31, 2014
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2013
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,544	$—	$—	$—	$—	$—	$1,544	$915
FHLB advances	2,900	—	—	—	—	—	2,900	15,300

Total short-term borrowings	4,444	—	—	—	—	—	4,444	16,215

Long-term debt:
Securitized debt obligations	1,680	1,654	4,425	1,811	138	75	9,783	10,289
Senior and subordinated notes:
Unsecured senior debt	3,260	1,639	2,471	1,220	1,584	2,026	12,200	10,464
Unsecured subordinated debt	100	—	1,111	—	—	1,480	2,691	2,670

Total senior and subordinated notes	3,360	1,639	3,582	1,220	1,584	3,506	14,891	13,134

Other long-term borrowings:
FHLB advances	931	17	19	24	6	3	1,000	1,016

Total long-term debt(1)	5,971	3,310	8,026	3,055	1,728	3,584	25,674	24,439

Total short-term borrowings and long-term debt	$10,415	$3,310	$8,026	$3,055	$1,728	$3,584	$30,118	$40,654

Percentage of total	34%	11%	27%	10%	6%	12%	100%

(1)

Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $233 million and $236 million as of March 31, 2014 and December 31, 2013, respectively.

We provide additional information on our short-term borrowings and long-term debt above under “Consolidated Condensed Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Condensed Balance Sheet Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”

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

In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $37.8 billion as of March 31, 2014. This borrowing capacity was secured by posting $30.2 billion of loans and $7.6 billion of securities as collateral. As of March 31, 2014, we had outstanding FHLB advances and letters of credit of $4.3 billion and $33.5 billion still available to us to borrow under this program. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $205 million and $774 million as of March 31, 2014 and December 31, 2013, respectively, which are determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window but did not utilize this funding source during 2014 or 2013.

50	CAPITAL ONE FINANCIAL CORPORATION (COF)

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 30 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2014 and December 31, 2013.

Table 30: Senior Unsecured Debt Credit Ratings

	March 31, 2014			December 31, 2013
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of May 5, 2014, Moody’s, S&P and Fitch have us on a stable outlook.

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

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Changes in foreign exchange rates affect the reported earnings of our foreign operations and the value of non-dollar denominated equity invested in those foreign operations. We measure our earnings exposure using a stress-based simulation of foreign exchange rates. As of March 31, 2014, our pre-tax earnings exposure to volatility of foreign exchange rates was minimal. The impact of changes in foreign exchange rates on our non-dollar equity invested overseas, measured on a quarterly basis, manifests itself in our AOCI and capital ratios.

Market Risk Management

We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest

51	CAPITAL ONE FINANCIAL CORPORATION (COF)

rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated transactions through foreign exchange derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $66.6 billion as of March 31, 2014, compared with $63.4 billion as of December 31, 2013.

Market Risk Measurement

We have prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar denominated earnings. We provide additional information below in “Economic Value of Equity”.

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

We have included the table below that shows net interest income and economic value of equity sensitivity as of March 31, 2014 and December 31, 2013.

Table 31 shows the estimated percentage impact on our projected base-line adjusted net interest income and economic value of equity, calculated under the hypothetical interest rate scenarios described above, as of March 31, 2014 and December 31, 2013. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.

52	CAPITAL ONE FINANCIAL CORPORATION (COF)

Table 31: Interest Rate Sensitivity Analysis

(Dollars in millions)	March 31, 2014	December 31, 2013
Impact on projected base-line adjusted net interest income:
+200 basis points	4.5%	4.9%
–50 basis points	(1.8)	(1.5)
Impact on economic value of equity:
+200 basis points	(4.6)	(5.7)
–50 basis points	(0.4)	0.3

Our projected net interest income and economic value of equity sensitivity measures were within our prescribed policy limits as of March 31, 2014 and December 31, 2013.

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

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The above sensitivity analysis contemplates only certain movements in interest rates and is performed at a particular point in time based on the existing balance sheet and, in some cases, expected future business growth and funding mix assumptions. The strategic actions that management may take to manage our balance sheet may differ significantly from our projections, which could cause our actual earnings and economic value of equity sensitivities to differ substantially from the above sensitivity analysis.

SUPERVISION AND REGULATION

Debit Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted a final rule and an interim final rule (which largely was adopted in final form in July 2012) implementing the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rules limited interchange fees per debit card transaction to $0.21 plus five basis points of the transaction amount and provided for an additional $0.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling that would have required the Federal Reserve to reconsider the current permissible interchange amount. On August 21, 2013, however, the Federal Reserve appealed this ruling. On March 21, 2014, the U.S. Court of Appeals for the District of Columbia reversed the District Court and upheld the Federal Reserve’s rules in all material respects. It is not known if the plaintiffs will attempt to appeal the decision.

Basel III and U.S. Capital Rules

The Federal Banking Agencies issued a rule in July 2013 implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision (“Basel Committee”) as well as certain Dodd-Frank Act and other capital provisions (“Final Rule”). For additional information, see our 2013 Form 10-K under “Part I—Item 1.

53	CAPITAL ONE FINANCIAL CORPORATION (COF)

Business—Supervision and Regulation—Capital Adequacy.” For Basel III Advanced Approaches institutions like the Company and Banks, the Final Rule included a supplementary leverage ratio based upon the Basel III leverage ratio. On April 8, 2014, the Federal Banking Agencies announced proposed changes to the supplementary leverage ratio consistent with subsequent revisions made by the Basel Committee to the leverage ratio. We are currently assessing the potential impact to us should the proposed rules be adopted in their current form.

We provide additional information on our Supervision and Regulation in our 2013 Form 10-K under “Part I—Item 1—Business—Supervision and Regulation.”

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

54	CAPITAL ONE FINANCIAL CORPORATION (COF)

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for the nature of our business;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in the United States Mail service, affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in the internet, affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2013 Form 10-K.

55	CAPITAL ONE FINANCIAL CORPORATION (COF)

SUPPLEMENTAL TABLES

Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

(Dollars in millions)	March 31, 2014	December 31, 2013
Average Equity to Non-GAAP Average Tangible Common Equity
Average stockholders’ equity	$42,859	$42,355
Adjustments: Average goodwill and other intangible assets(2)	(15,727)	(15,847)
Noncumulative perpetual preferred stock(3)	(853)	(853)

Average tangible common equity	$26,279	$25,655

End of Period Stockholders’ Equity to Non-GAAP Tangible Common Equity
End of period stockholders’ equity	$42,801	$41,632
Adjustments: Goodwill and other intangible assets(2)	(15,666)	(15,784)
Noncumulative perpetual preferred stock(3)	(853)	(853)

Tangible common equity	$26,282	$24,995

Average quarterly Assets to Average Tangible Assets
Average assets	$294,275	$294,040
Adjustments: Average goodwill and other intangible assets(2)	(15,727)	(15,847)

Average tangible assets	$278,548	$278,193

End of Period Assets to Tangible Assets
End of period assets	$290,500	$296,933
Adjustments: Goodwill and other intangible assets(2)	(15,666)	(15,784)

Tangible assets	$274,834	$281,149

Non-GAAP TCE ratio
TCE ratio(4)	9.56%	8.89%

Regulatory Capital Ratios Under Basel III Standardized Approach(5)	March 31, 2014
Common equity excluding AOCI	$42,658
Adjustments: AOCI(6)(7)	(182)
Goodwill(2)	(13,811)
Intangible Assets(2)(7)	(314)
Other	83

Common equity Tier 1 capital	28,434
Adjustments: Tier 1 capital instruments(3)	853
Additional Tier 1 capital adjustments	(30)

Tier 1 capital	29,257

Adjustments: Tier 2 capital instruments(3)	1,764
Qualifying allowance for loan and lease losses	2,757
Additional Tier 2 capital adjustments	6

Tier 2 capital	4,527

Total risk-based capital(8)	$33,784

Risk-weighted assets(9)	$219,047

Average assets for the leverage ratio	$280,907

56	CAPITAL ONE FINANCIAL CORPORATION (COF)

Regulatory Capital Ratios Under Basel I(5)	December 31, 2013
Total stockholders’ equity	$41,632
Adjustments: Net unrealized losses on investment securities available for sale recorded in AOCI(6)	791
Net losses on cash flow hedges recorded in AOCI(6)	136
Disallowed goodwill and other intangible assets(2)	(14,326)
Disallowed deferred tax assets	—
Noncumulative perpetual preferred stock(3)	(853)
Other	(5)

Tier 1 common capital	27,375
Adjustments: Noncumulative perpetual preferred stock(3)	853
Tier 1 restricted core capital items	2

Tier 1 capital	28,230

Adjustments: Long-term debt qualifying as Tier 2 capital	1,914
Qualifying allowance for loan and lease losses	2,833
Other Tier 2 components	10

Tier 2 capital	4,757

Total risk-based capital(8)	$32,987

Risk-weighted assets	$224,556

Average assets for the leverage ratio	$280,574

	March 31, 2014	December 31, 2013
Common equity Tier 1 capital ratio(10)	12.98%	N/A
Tier 1 common ratio(11)	N/A	12.19%
Tier 1 risk-based capital ratio(12)	13.36	12.57
Total risk-based capital ratio(13)	15.42	14.69
Tier 1 leverage ratio(14)	10.42	10.06

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Includes impact of related deferred taxes.
(3)	Includes related surplus.
(4)	TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets.
(5)

Beginning on January 1, 2014, we calculate our regulatory capital under Basel III Standardized Approach subject to transition provisions. Prior to January 1, 2014, we calculated regulatory capital under Basel I.

(6)	Amounts presented are net of tax.
(7)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 20% for 2014.
(8)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.
(9)	Risk-weighted assets continue to be calculated based on Basel I in 2014 consistent with the transition provisions.
(10)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on Common equity Tier 1 capital divided by risk-weighted assets.
(11)	Tier 1 common capital ratio is a regulatory capital measure under Basel I calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.
(12)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(13)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.
(14)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

Glossary and Acronyms

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

57	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Annual Report: References to our “2013 Form 10-K” or “2013 Annual Report” are to our “Annual Report” on Form 10-K for the fiscal year ended December 31, 2013.

Banks: Refers to COBNA and CONA.

Basel Committee: The Basel Committee on Banking Supervision.

Benefit Obligation and Projected Benefit Obligation: Benefit Obligation refers to the total of the projected benefit obligation for pension plans and the accumulated postretirement benefit obligations. Projected Benefit Obligation represents the actuarial present value of all benefits accrued on employee service rendered prior to the calculation date, including allowance for future salary increases if the pension benefit is based on future compensation levels.

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

Commercial Real Estate Lending: Primarily provides financing to real estate investors/owners for multifamily properties as well as financing office, retail and industrial properties.

58	CAPITAL ONE FINANCIAL CORPORATION (COF)

Common Equity Tier 1 Capital: Common Equity, related surplus, and retained earnings less accumulated other comprehensive income net of applicable phase-ins, less goodwill and intangibles net of associated deferred tax liabilities and applicable phase-ins, less other deductions, as defined by regulators.

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

Federal Reserve: Board of Governors of the Federal Reserve System.

Final Rule: A new capital rule finalized by the Federal Reserve, the OCC and the FDIC (collectively, the U.S. federal banking agencies) that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision and incorporates certain Dodd-Frank Act capital provisions and updates to the PCA capital requirements.

Foreign currency swaps: An agreement to exchange contractual amounts of one currency for another currency at one or more future dates. home

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

GSE or Agencies: A government sponsored enterprise is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Government National Mortgage Association (Ginnie Mae).

Impairment: The condition when the carrying amount of an asset exceeds and expected to exceed its fair value.

59	CAPITAL ONE FINANCIAL CORPORATION (COF)

Impaired loans: A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due from the borrower in accordance with the original contractual terms of the loan.

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

Interest rate sensitivity: The exposure to interest rate movements.

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

Investments in Qualified Affordable Housing Projects: Capital One invests in private investment funds that make equity investments in multi-family affordable housing properties, that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt.

Investor Entities: Entities that invest in community development entities (“CDE”) that provide debt financing to businesses and non-profit entities in low-income and rural communities.

Leverage ratio (Basel I guideline): Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.

Liquidity risk: Liquidity risk is the risk that the Company will not be able to meet its future financial obligations as they come due, or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time period

Loan-to-value (“LTV”) ratio: The relationship expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (i.e. residential real estate, autos, etc.) securing the loan.

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

Market risk: Market risk is the risk that an institution’s earnings or the economic value of equity could be adversely impacted by changes in interest rates, foreign exchange rates, or other market factors.

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

60	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Operational risk: The risk of loss, capital impairment, adverse customer experience, or reputational impact resulting from failure to comply with policies and procedures, failed internal processes or systems, or from external events.

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

Proxy Statement: Capital One’s Proxy Statement for the 2014 Annual Stockholders Meeting.

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

Return on common equity: Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.

Return on tangible common equity: Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average tangible common equity. Our calculation of return on average tangible common equity may not be comparable to similarly titled measures reported by other companies.

Risk-weighted assets: Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. In 2014, the calculation of risk weighted assets is based on the general risk-based approach, as defined by regulators.

61	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Subprime: For purposes of lending in our Credit Card business we generally consider FICO scores of 660 or below, or other equivalent risk scores, to be subprime. For purposes of auto lending in our Consumer Banking business we generally consider borrowers FICO scores of 620 or below to be subprime.

Tangible common equity (“TCE”): Common equity less goodwill and intangible assets adjusted for deferred tax liabilities associated with non-tax deductible intangible assets and tax deductible goodwill.

Tier 1 Common Capital: Tier 1 capital less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries under Basel I.

Troubled debt restructuring (“TDR”): A TDR is deemed to occur when the Company modifies the contractual terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.

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

CCAR: Comprehensive Capital Analysis and Review

CDE: Community development entities

CFPB: Consumer Financial Protection Bureau

CFTC: Commodity Futures Trading Commission

CMBS: Commercial mortgage-backed securities

COEP: Capital One (Europe) plc

COF: Capital One Financial Corporation

62	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

FHLB: Federal Home Loan Banks

Fitch: Fitch Ratings

Freddie Mac: Federal Home Loan Mortgage Corporation

FTE: Fully taxable-equivalent

FVC: Fair Value Committee

GDP: Gross domestic product

Ginnie Mae: Government National Mortgage Association

GSE or Agencies: Government Sponsored Enterprise

HBC: Hudson Bay Company

HELOCs: Home Equity Lines of Credit

HFI: Held for Investment

HSBC: HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc.

LIBOR: London Interbank Offered Rate

Moody’s: Moody’s Investors Service

NOW: Negotiable order of withdrawal

OCC: Office of the Comptroller of the Currency

OIS: Overnight Indexed Swap

63	CAPITAL ONE FINANCIAL CORPORATION (COF)

OTC: Over-the-counter

PCA: Prompt corrective action

PCCR: Purchased credit card relationship

S&P: Standard & Poor’s

SCRA: Servicemembers Civil Relief Act

SEC: U.S. Securities and Exchange Commission

TAV: Trade Analytics and Valuation team

TCE: Tangible Common Equity

TILA: Truth in Lending Act

UCL: Unfair Competition Law

VAC: Valuations Advisory Committee

64	CAPITAL ONE FINANCIAL CORPORATION (COF)

Item 1. Financial Statements and Supplementary Data

65	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2014	2013
Interest income:
Loans, including loans held for sale	$4,307	$4,649
Investment securities	416	374
Other	30	28

Total interest income	4,753	5,051

Interest expense:
Deposits	276	326
Securitized debt obligations	38	56
Senior and subordinated notes	77	82
Other borrowings	12	17

Total interest expense	403	481

Net interest income	4,350	4,570
Provision for credit losses	735	885

Net interest income after provision for credit losses	3,615	3,685

Non-interest income:
Service charges and other customer-related fees	474	550
Interchange fees, net	440	445
Total other-than-temporary impairment	(3)	(6)
Less: Portion of other-than-temporary impairment recorded in AOCI	(2)	(19)

Net other-than-temporary impairment recognized in earnings	(5)	(25)
Other	111	11

Total non-interest income	1,020	981

Non-interest expense:
Salaries and associate benefits	1,161	1,095
Occupancy and equipment	405	357
Marketing	325	317
Professional services	287	322
Communications and data processing	196	216
Amortization of intangibles	143	177
Other	415	507

Total non-interest expense	2,932	2,991

Income from continuing operations before income taxes	1,703	1,675
Income tax provision	579	541

Income from continuing operations, net of tax	1,124	1,134
Income (loss) from discontinued operations, net of tax	30	(78)

Net income	1,154	1,056
Dividends and undistributed earnings allocated to participating securities	(5)	(5)
Preferred stock dividends	(13)	(13)

Net income available to common stockholders	$1,136	$1,038

Basic earnings per common share:
Net income from continuing operations	$1.94	$1.92
Income (loss) from discontinued operations	0.05	(0.13)

Net income per basic common share	$1.99	$1.79

Diluted earnings per common share:
Net income from continuing operations	$1.91	$1.90
Income (loss) from discontinued operations	0.05	(0.13)

Net income per diluted common share	$1.96	$1.77

Dividends paid per common share	$0.30	$0.05

See Notes to Condensed Consolidated Financial Statements.

66	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net income	$1,154	$1,056
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	229	(209)
Net unrealized gains on securities held to maturity	28	0
Net unrealized gains (losses) on cash flow hedges	30	(21)
Foreign currency translation adjustments	(13)	(125)
Other	(1)	4

Other comprehensive income (loss) before taxes	273	(351)
Income tax provision (benefit) related to other comprehensive income	111	(85)

Other comprehensive income (loss), net of tax	162	(266)

Comprehensive income	$1,316	$790

See Notes to Condensed Consolidated Financial Statements.

67	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,373	$2,821
Interest-bearing deposits with banks	2,641	3,131
Federal funds sold and securities purchased under agreements to resell	168	339

Total cash and cash equivalents	6,182	6,291
Restricted cash for securitization investors	550	874
Securities available for sale, at fair value	40,721	41,800
Securities held to maturity, at carrying value	20,150	19,132
Loans held for investment:
Unsecuritized loans held for investment	156,072	157,651
Restricted loans for securitization investors	36,869	39,548

Total loans held for investment	192,941	197,199
Less: Allowance for loan and lease losses	(4,098)	(4,315)

Net loans held for investment	188,843	192,884
Loans held for sale, at lower of cost or fair value	259	218
Premises and equipment, net	3,807	3,839
Interest receivable	1,325	1,418
Goodwill	13,974	13,978
Other	14,689	16,499

Total assets	$290,500	$296,933

Liabilities:
Interest payable	$259	$307
Customer deposits:
Non-interest bearing deposits	24,110	22,643
Interest-bearing deposits	184,214	181,880

Total customer deposits	208,324	204,523
Securitized debt obligations	9,783	10,289
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,544	915
Senior and subordinated notes	14,891	13,134
Other borrowings	3,900	16,316

Total other debt	20,335	30,365
Other liabilities	8,998	9,817

Total liabilities	247,699	255,301

Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized; 875,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	0	0
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 637,961,344 and 637,151,800 shares issued as of March 31,2014 and December 31, 2013, respectively, and 572,919,084 and 572,675,375 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	6	6
Additional paid-in capital, net	26,605	26,526
Retained earnings	21,259	20,292
Accumulated other comprehensive losses	(710)	(872)
Less: Treasury stock, at cost; par value $.01 per share; 65,042,260 and 64,476,425 shares as of March 31, 2014 and December 31, 2013, respectively	(4,359)	(4,320)

Total stockholders’ equity	42,801	41,632

Total liabilities and stockholders’ equity	$290,500	$296,933

See Notes to Condensed Consolidated Financial Statements.

68	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in millions, except per share data)	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	875,000	$0	637,151,800	$6	$26,526	$20,292	$(872)	$(4,320)	$41,632

Comprehensive income						1,154	162		1,316
Cash dividends—common stock $0.30 per share						(174)			(174)
Cash dividends—preferred stock 6% per annum						(13)			(13)
Purchases of treasury stock								(39)	(39)
Issuances of common stock and restricted stock, net of forfeitures			634,845		27				27
Exercise of stock options and tax benefits of exercises and restricted stock vesting			174,699		12				12
Compensation expense for restricted stock awards and stock options					40				40

Balance as of March 31, 2014	875,000	$0	637,961,344	$6	$26,605	$21,259	$(710)	$(4,359)	$42,801

(1)

Retained earnings as of December 31, 2013 includes the cumulative impact of $112 million resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information.

See Notes to Condensed Consolidated Financial Statements.

69	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Operating activities:
Income from continuing operations, net of tax	$1,124	$1,134
Income (loss) from discontinued operations, net of tax	30	(78)

Net income	1,154	1,056

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	735	885
Depreciation and amortization, net	514	341
Net gains on sales of securities available for sale	(13)	(2)
Impairment losses on securities available for sale	5	25
Loans held for sale:
Originations and purchases	(695)	(266)
Gain on sales	(7)	(10)
Proceeds from sales and paydowns	667	379
Stock plan compensation expense	84	54
Changes in operating assets and liabilities:
Decrease in interest receivable	93	316
Decrease in other assets	1,501	650
Decrease in interest payable	(48)	(140)
Decrease in other liabilities	(782)	(810)
Net cash used by discontinued operations	(49)	(108)

Net cash provided by operating activities	3,159	2,370

Investing activities:
Purchases of securities	(4,712)	(5,921)
Proceeds from paydowns and maturities of securities	2,030	4,877
Proceeds from sales of securities	2,976	720
Net decrease in loans held for investment	2,817	6,299
Principal recoveries of loans previously charged off	404	417
Purchases of premises and equipment	(129)	(236)

Net cash provided by investing activities	3,386	6,156

Financing activities:
Decrease (increase) in restricted cash for securitization investors	324	(590)
Net increase (decrease) in deposits	3,799	(76)
Issuance of securitized debt obligations	948	750
Maturities and paydowns of securitized debt obligations	(1,470)	(1,102)
Issuance of senior and subordinated notes and junior subordinated debt	1,994	638
Redemption of junior subordinated debentures	0	(3,641)
Maturities and redemptions of senior and subordinate notes	(275)	210
Net decrease in other borrowings	(11,787)	(8,994)
Net proceeds from issuances of common stock	27	23
Proceeds from share-based payment activities	12	15
Dividends paid on common stock	(174)	(30)
Dividends paid on preferred stock	(13)	(13)
Purchases of treasury stock	(39)	(28)

Net cash used in financing activities	(6,654)	(12,838)

Decrease in cash and cash equivalents	(109)	(4,312)
Cash and cash equivalents at beginning of the period	6,291	11,058

Cash and cash equivalents at end of the period	$6,182	$6,746

Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	8	6,738
Net debt exchange of senior and subordinated notes	0	1,206
Interest paid	451	621
Income tax paid (refund)	(19)	67

See Notes to Condensed Consolidated Financial Statements.

70	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offers a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2014, our principal subsidiaries included:

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

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the U.K., and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Our branch of COBNA in Canada has the authority to provide credit card loans.

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions into our business segments and the allocation methodologies and accounting policies used to derive our business segment results in “Note 13—Business Segments.”

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

71	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

New Accounting Standards Adopted

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standard Board (“FASB”) issued guidance permitting an entity to account for investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor receives tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. Historically, these investments were under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. We adopted this guidance in the first quarter of 2014 with retrospective application. As a result, total assets, total liabilities, and retained earnings were reduced by $115 million, $3 million and $112 million from $297 billion, $255.3 billion and $20.4 billion, respectively, as of December 31, 2013. In addition, the net income and net income per basic common share were reduced by $10 million and 2 cents per share from $1.1 billion and $1.81 per share, respectively, for the three months ended March 31, 2013.

The carrying value of our investments in these qualified affordable housing projects was $2.8 billion as of both March 31, 2014 and December 31, 2013. We are periodically required to provide additional financial or other support during the period of the investments. We recorded a liability of $1.1 billion for the unfunded commitments as of March 31, 2014, which are expected to be paid during the years from 2014 to 2018.

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation, within the scope of this guidance, is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance clarifies that an entity shall measure the obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for annual and interim periods beginning after December 15, 2013. The adoption of this guidance in the first quarter of 2014 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.

Recently Issued but Not Yet Adopted Accounting Standards

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. As a result of the change, only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results will be reported as discontinued operations. Expanded disclosures of discontinued operations and disposals of individually significant components of an entity that do not currently qualify for discontinued operations reporting will be required. The guidance is effective for disposals or classifications as held for sale of components of an entity that occur within annual and interim periods beginning after December 15, 2014, with early adoption permitted in certain circumstances. Our adoption of this guidance in the first quarter of 2015 will not impact what we currently report as discontinued operations due to the prospective transition provisions.

72	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Reclassification of Collateralized Mortgage Loan Upon Foreclosure

In January 2014, the FASB issued guidance clarifying when an entity should reclassify a consumer mortgage loan collateralized by residential real estate to foreclosed property. Reclassification should occur when the creditor obtains legal title to the residential real estate property or when the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. An entity should not wait until a redemption period, if any, has expired to reclassify a consumer mortgage loan to foreclosed property. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We do not expect our adoption of this guidance in the first quarter of 2015 to have a significant impact on our financial condition, results of operations or liquidity as the guidance is materially consistent with our current practice.

NOTE 2—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint, which we acquired in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three months ended March 31, 2014. We have no significant continuing involvement in these operations.

The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:

Table 2.1: Results of Discontinued Operations

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Non-interest income (expense), net	$47	$(125)

Income (loss) from discontinued operations before taxes	47	(125)
Income tax provision (benefit)	17	(47)

Income (loss) from discontinued operations	$30	$(78)

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets of $368 million and $370 million as of March 31, 2014 and December 31, 2013, respectively. Liabilities, which primarily consisted of reserves for representations and warranties on loans previously sold to third parties, totaled $909 million and $960 million as of March 31, 2014 and December 31, 2013, respectively.

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

73	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(“Ginnie Mae”). The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 78% and 77% of our total investment securities as of March 31, 2014 and December 31, 2013, respectively.

Our investment portfolio includes securities available for sale as well as securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.

The table below presents the overview of our investment portfolio at March 31, 2014 and December 31, 2013.

Table 3.1 Overview of Investment Portfolio

(Dollars in millions)	March 31, 2014	December 31, 2013
Securities available for sale, at fair value	$40,721	$41,800
Securities held to maturity, at carrying value	20,150	19,132

Total investments	$60,871	$60,932

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2014 and December 31, 2013.

Table 3.2 Investment Securities Available for Sale

	March 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$827	$2	$0	$829
U.S. Agency debt obligations	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	1,147	2	(36)	1,113
Residential mortgage-backed securities (“RMBS”):
Agency	21,241	233	(229)	21,245
Non-agency	3,070	502	(11)	3,561

Total RMBS	24,311	735	(240)	24,806

Commercial mortgage-backed securities (“CMBS”):
Agency	4,131	22	(78)	4,075
Non-agency	1,879	19	(43)	1,855

Total CMBS	6,010	41	(121)	5,930

Other assets backed securities (“ABS”)(2)	6,577	55	(26)	6,606
Other securities(3)	1,451	20	(35)	1,436

Total investment securities available for sale	$40,324	$855	$(458)	$40,721

74	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$831	$2	$0	$833
U.S. Agency debt obligations	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	1,282	1	(49)	1,234
RMBS:
Agency	21,572	239	(332)	21,479
Non-agency	3,165	450	(15)	3,600

Total RMBS	24,737	689	(347)	25,079

CMBS:
Agency	4,262	20	(84)	4,198
Non-agency	1,854	14	(60)	1,808

Total CMBS	6,116	34	(144)	6,006

Other ABS(2)	7,123	49	(36)	7,136
Other securities(3)	1,542	24	(55)	1,511

Total investment securities available for sale	$41,632	$799	$(631)	$41,800

(1)

Includes $10 million and $12 million as of March 31, 2014 and December 31, 2013, respectively, attributable to securities for which OTTI has been recognized. Substantially all of this amount is related to non-agency RMBS.

(2)

ABS collateralized by credit card loans constituted approximately 67% and 65% of the other ABS portfolio as of March 31, 2014, and December 31, 2013, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 13% and 15% of the other ABS portfolio as of March 31, 2014 and December 31, 2013, respectively. Approximately 88% of the securities in our other ABS portfolio were rated AAA or its equivalent as of March 31, 2014, compared with 87% as of December 31, 2013.

(3)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2014 and December 31, 2013.

Table 3.3 Investment Securities Held to Maturity

	March 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency—RMBS	$19,591	$(1,278)	$18,313	$290	$(12)	$18,591
Agency—CMBS	1,966	(129)	1,837	41	(6)	1,872

Total investment securities held to maturity	$21,557	$(1,407)	$20,150	$331	$(18)	$20,463

75	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency—RMBS	$18,746	$(1,303)	$17,443	$72	$(30)	$17,485
Agency—CMBS	1,821	(132)	1,689	16	(5)	1,700

Total investment securities held to maturity	$20,567	$(1,435)	$19,132	$88	$(35)	$19,185

(1)	Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

Investment Securities in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013.

Table 3.4: Securities in Unrealized Loss Position

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$994	$(34)	$45	$(2)	$1,039	$(36)
RMBS:
Agency	9,594	(186)	1,497	(43)	11,091	(229)
Non-agency	335	(6)	93	(5)	428	(11)

Total RMBS	9,929	(192)	1,590	(48)	11,519	(240)

CMBS:
Agency	2,676	(64)	321	(14)	2,997	(78)
Non-agency	955	(30)	182	(13)	1,137	(43)

Total CMBS	3,631	(94)	503	(27)	4,134	(121)

Other ABS	1,646	(23)	504	(3)	2,150	(26)
Other securities	857	(29)	121	(6)	978	(35)

Total investment securities available for sale in a gross unrealized loss position	$17,057	$(372)	$2,763	$(86)	$19,820	$(458)

76	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$1,143	$(47)	$46	$(2)	$1,189	$(49)
RMBS:
Agency	9,769	(263)	1,770	(69)	11,539	(332)
Non-agency	454	(10)	56	(5)	510	(15)

Total RMBS	10,223	(273)	1,826	(74)	12,049	(347)

CMBS:
Agency	2,842	(74)	256	(10)	3,098	(84)
Non-agency	952	(43)	183	(17)	1,135	(60)

Total CMBS	3,794	(117)	439	(27)	4,233	(144)

Other ABS	2,528	(34)	392	(2)	2,920	(36)
Other securities	1,149	(51)	57	(4)	1,206	(55)

Total investment securities available for sale in a gross unrealized loss position	$18,837	$(522)	$2,760	$(109)	$21,597	$(631)

At March 31, 2014, the amortized cost of approximately 800 securities available for sale exceeded their fair value by $458 million, of which $86 million related to investment securities that had been in a loss position for 12 months or longer. Our investments in non-agency RMBS and CMBS, non-agency ABS, and other securities accounted for $116 million, or 25%, of total gross unrealized losses on securities available for sale as of March 31, 2014.

As of March 31, 2014, the carrying value of approximately 40 securities held to maturity exceeded their fair value by $18 million. All of these unrecognized losses relate to securities held to maturity that have been in a loss position for less than 12 months as of March 31, 2014.

As discussed in more detail below in the “Other-Than-Temporary Impairment” section of this footnote, we conduct periodic reviews of all investment securities with unrealized losses to assess whether the impairment is other-than-temporary. Based on our assessments, we have recorded a credit impairment in earnings of $5 million for the quarter ended March 31, 2014, substantially all of which were related to our non-agency RMBS.

77	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Maturities and Yields of Investment Securities

The following tables summarizes the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of March 31, 2014:

Table 3.5: Contractual Maturities of Securities Available for Sale

	March 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,900	$1,903
Due after 1 year through 5 years	5,277	5,292
Due after 5 years through 10 years	3,935	3,882
Due after 10 years(1)	29,212	29,644

Total	$40,324	$40,721

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

Table 3.6: Contractual Maturities of Securities Held to Maturity

	March 31, 2014
(Dollars in millions)	Carrying Value	Fair Value
Due after 5 years through 10 years	$1,137	$1,175
Due after 10 years	19,013	19,288

Total	$20,150	$20,463

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and the expected weighted average yields of our investment securities as of March 31, 2014.

78	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 3.7: Expected Maturities and Weighted Average Yields of Securities

	March 31, 2014
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury debt obligations	$660	$169	$0	$0	$829
U.S. Agency debt obligations	1	0	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	218	882	13	1,113
RMBS:
Agency	105	6,952	14,188	0	21,245
Non-agency	27	1,221	1,981	332	3,561

Total RMBS	132	8,173	16,169	332	24,806

CMBS:
Agency	358	2,828	889	0	4,075
Non-agency	83	533	1,220	19	1,855

Total CMBS	441	3,361	2,109	19	5,930

Other ABS	1,535	4,358	591	122	6,606
Other securities(1)	78	518	736	104	1,436

Total securities available for sale	2,847	16,797	20,487	590	40,721

Amortized cost of securities available for sale	$2,844	$16,623	$20,348	$509	$40,324

Weighted average yield for securities available for sale	1.23%	2.10%	2.81%	6.92%	2.46%

Carrying value of securities held to maturity:
Agency—RMBS	$0	$0	$12,879	$5,434	$18,313
Agency—CMBS	0	398	1,363	76	1,837

Total securities held for maturity	0	398	14,242	5,510	20,150

Fair value of securities held to maturity	$0	$396	$14,454	$5,613	$20,463

Weighted average yield for securities held to maturity	0.00%	3.46%	3.11%	3.39%	3.19%

(1)	Yields are calculated based on the amortized cost of each security.

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

79	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For a debt security that has experienced a decline in the fair value below amortized cost basis, we recognize OTTI in earnings if we have the intent to sell the security, or if we believe it is more likely than not that we will be required to sell in the near term. For those securities that we do not intend to sell or expect to be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors, such as interest rates. Credit-related impairment is recognized in earnings, with the remaining unrealized non-credit related impairment recorded in accumulated other comprehensive income (“AOCI”). We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected cash flows, discounted based on the effective yield.

The table below presents the accumulative credit loss and activities for the three months ended March 31, 2014 and 2013, related to the credit component of OTTI recognized in earnings on debt securities:

Table 3.8 Credit Impairment Rollforward

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Credit loss component, beginning of period	$160	$120
Additions:
Initial credit impairment	1	8
Subsequent credit impairment	4	17

Total additions	5	25

Credit loss component, end of period	$165	$145

Gross unrealized losses on our investment securities have generally decreased since December 31, 2013. We believe the unrealized losses related to investment securities for which we have not recognized credit impairment are primarily attributable to changes in market interest rates. In addition, we do not intend to sell these securities with unrealized losses, and we believe it is not likely that we will be required to sell these securities prior to recovery of their amortized cost. Except for the securities reported in the table above for which credit losses have been recognized in earnings, we believe the securities with an unrealized loss in AOCI are not other than temporarily impaired as of March 31, 2014.

Realized Gains and Losses on Securities

The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale recognized in earnings for the three months ended March 31, 2014 and 2013. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.

Table 3.9: Realized Gains and Losses on Securities Available for Sale

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Gross realized investment gains	$32	$3
Gross realized investment losses	(19)	(1)

Net realized gains	$13	$2

Total proceeds from sales	$2,976	$720

80	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Securities Pledged and Received

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $7.6 billion and $10.7 billion as of March 31, 2014 and December 31, 2013, respectively. We pledged securities held to maturity with a carrying value of $12.5 billion and $8.2 billion as of March 31, 2014 and December 31, 2013, respectively. Of the total securities pledged as collateral, we have encumbered $13.9 billion and $17.3 billion as of March 31, 2014 and December 31, 2013, respectively, primarily related to FHLB transactions and Public Fund deposits. We accepted pledges of securities with a fair value of $42 million and $53 million as of March 31, 2014 and December 31, 2013, respectively, primarily related to our derivative transactions.

Securities Acquired

Our investment portfolio includes certain acquired debt securities that were deemed to be credit impaired at acquisition date. These securities are accounted for in accordance with accounting guidance for purchased credit-impaired debt securities.

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired debt securities as of March 31, 2014 and December 31, 2013.

Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	March 31, 2014	December 31, 2013
Contractual principal and interest	$4,586	$4,700
Carrying value	2,902	2,896
Amortized Cost	2,384	2,432

81	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:

Table 3.11: Changes in Accretable Yield of Acquired Securities

(Dollars in millions)	Acquired Credit-Impaired Securities
Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions	88
Accretion recognized in earnings	(247)
Reductions due to disposals, transfers, and other	(2)
Net reclassifications (to)/from nonaccretable difference	72

Accretable yield as of December 31, 2013	$1,423
Additions from new acquisitions	0
Accretion recognized in earnings	(61)
Reduction due to disposals, transfers, and other	0
Net reclassifications (to) from nonaccretable difference	49

Accretable yield as of March 31, 2014	$1,411

NOTE 4—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans held for investment, loans held for sale and loans underlying our consolidated securitization trusts. Our loan portfolio, by segment, consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans as well as installment loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loans Acquired in Business Acquisitions

Loans Acquired and Accounted for Based on Expected Cash Flows

Our portfolio of loans held for investment includes loans acquired in the Chevy Chase Bank (“CCB”), ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition.

Acquired Loans accounted for based on expected cash flows to be collected was $27.4 billion as of March 31, 2014, compared with $28.6 billion as of December 31, 2013.

We regularly update our estimate of the amount of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of a loan loss through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans.

82	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Loans Acquired and Accounted for Based on Contractual Cash Flows

The substantial majority of the loans purchased in the 2012 U.S. card acquisition had existing revolving privileges at acquisition, therefore they were excluded from the Acquired Loans above, and accounted for based on contractual cash flows. After the acquisition date, these loans were accounted for using the same methodology utilized for our existing credit card portfolio prior to the 2012 U.S. card acquisition. See “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for additional information on accounting guidance for these loans.

Table 4.1 below presents the composition of our portfolio of loans held for investment, which includes restricted loans for securitization investors, as of March 31, 2014 and December 31, 2013.

Table 4.1: Loan Portfolio Composition

(Dollars in millions)	March 31, 2014	December 31, 2013
Credit Card:
Domestic credit card and installment loans(1)	$68,275	$73,255
International credit card loans	7,575	8,050

Total credit card	75,850	81,305

Consumer Banking:
Auto	33,080	31,857
Home loan	34,035	35,282
Retail banking	3,612	3,623

Total consumer banking	70,727	70,762

Commercial Banking:(2)
Commercial and multifamily real estate	21,256	20,750
Commercial and industrial	24,064	23,309

Total commercial lending	45,320	44,059
Small-ticket commercial real estate	910	952

Total commercial banking	46,230	45,011

Other:
Other loans	134	121

Total loans	$192,941	$197,199

(1)	Includes installment loans related to domestic credit card loans of $261 million and $323 million as of March 31, 2014 and December 31, 2013, respectively.
(2)	Includes construction loans and land development loans totaling $2.1 billion and $2.0 billion as of March 31, 2014 and December 31, 2013, respectively.

We had total loans held for sale of $259 million and $218 million as of March 31, 2014 and December 31, 2013, respectively.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolios. The level of nonperforming assets represents another indicator of the potential for future credit

83	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance, commercial loans.

The following table summarizes the payment status of loans in our total loan portfolio, including an aging of delinquent loans, loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming. We present the information below on the credit performance of our loan portfolio, by major loan category, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of March 31, 2014 and December 31, 2013.

Table 4.2: Credit Quality

	March 31, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	≥ 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card and installment loans	$66,160	$606	$438	$1,018	$2,062	$53	$68,275	$1,018	$0
International credit card loans	7,241	128	79	127	334	0	7,575	86	81

Total credit card	73,401	734	517	1,145	2,396	53	75,850	1,104	81

Consumer Banking:
Auto	31,215	1,288	462	112	1,862	3	33,080	0	112
Home loan	6,674	45	26	232	303	27,058	34,035	0	370
Retail banking	3,503	21	9	27	57	52	3,612	1	42

Total consumer banking	41,392	1,354	497	371	2,222	27,113	70,727	1	524

Commercial Banking:
Commercial and multifamily real estate	21,088	55	8	37	100	68	21,256	0	58
Commercial and industrial	23,804	50	9	45	104	156	24,064	7	86

Total commercial lending	44,892	105	17	82	204	224	45,320	7	144

Small-ticket commercial real estate	898	7	2	3	12	0	910	0	6

Total commercial banking	45,790	112	19	85	216	224	46,230	7	150

Other:
Other loans	116	4	2	12	18	0	134	0	17

Total.	$160,699	$2,204	$1,035	$1,613	$4,852	$27,390	$192,941	$1,112	$772

% of Total loans	83.29%	1.14%	0.54%	0.83%	2.51%	14.20%	100.00%	0.58%	0.40%

84	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	≥ 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	≥ 90 Days and Accruing(1)	Nonperforming Loans(1)
Credit Card:
Domestic credit card and installment loans	$70,678	$778	$549	$1,187	$2,514	$63	$73,255	$1,187	$0
International credit card loans	7,683	141	85	141	367	0	8,050	96	88

Total credit card	78,361	919	634	1,328	2,881	63	81,305	1,283	88

Consumer Banking:
Auto	29,477	1,519	662	194	2,375	5	31,857	0	194
Home loan	6,775	60	24	239	323	28,184	35,282	0	376
Retail banking	3,535	21	8	23	52	36	3,623	2	41

Total consumer banking	39,787	1,600	694	456	2,750	28,225	70,762	2	611

Commercial Banking:
Commercial and multifamily real estate	20,602	17	11	36	64	84	20,750	2	52
Commercial and industrial	23,023	69	1	38	108	178	23,309	4	93

Total commercial lending	43,625	86	12	74	172	262	44,059	6	145

Small-ticket commercial real estate	941	8	2	1	11	0	952	0	4

Total commercial banking	44,566	94	14	75	183	262	45,011	6	149

Other:
Other loans	102	4	2	13	19	0	121	0	19

Total	$162,816	$2,617	$1,344	$1,872	$5,833	$28,550	$197,199	$1,291	$867

% of Total loans	82.56%	1.33%	0.68%	0.95%	2.96%	14.48%	100.00%	0.65%	0.44%

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of March 31, 2014 and December 31, 2013. We also present comparative net charge-offs for the first quarter of 2014 and 2013.

85	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	March 31, 2014
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$7,468	9.8%	$5	0.0%	$7,473	9.8%
New York	4,904	6.5	4	0.0	4,908	6.5
Texas	4,680	6.2	4	0.0	4,684	6.2
Florida	4,079	5.4	3	0.0	4,082	5.4
Illinois	3,317	4.4	3	0.0	3,320	4.4
Pennsylvania	3,168	4.2	3	0.0	3,171	4.2
Ohio	2,715	3.6	2	0.0	2,717	3.6
New Jersey	2,534	3.3	2	0.0	2,536	3.3
Michigan	2,379	3.1	2	0.0	2,381	3.1
Other	32,978	43.4	25	0.1	33,003	43.5

Total domestic credit card and installment loans	68,222	89.9	53	0.1	68,275	90.0

International credit card loans:
Canada	4,116	5.4	0	0.0	4,116	5.4
United Kingdom	3,459	4.6	0	0.0	3,459	4.6

Total international credit card loans	7,575	10.0	0	0.0	7,575	10.0

Total credit card	$75,797	99.9%	$53	0.1%	$75,850	100.0%

	December 31, 2013
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card and installment loans:
California	$7,934	9.8%	$6	0.0%	$7,940	9.8%
New York	5,271	6.5	6	0.0	5,277	6.5
Texas	4,989	6.1	4	0.0	4,993	6.1
Florida	4,321	5.3	4	0.0	4,325	5.3
Illinois	3,600	4.4	3	0.0	3,603	4.4
Pennsylvania	3,439	4.2	3	0.0	3,442	4.2
Ohio.	2,963	3.6	2	0.0	2,965	3.6
New Jersey	2,734	3.4	2	0.0	2,736	3.4
Michigan	2,593	3.2	2	0.0	2,595	3.2
Other	35,348	43.5	31	0.1	35,379	43.6

Total domestic credit card and installment loans	73,192	90.0	63	0.1	73,255	90.1

International credit card loans:
Canada	4,503	5.5	0	0.0	4,503	5.5
United Kingdom	3,547	4.4	0	0.0	3,547	4.4

Total international credit card loans	8,050	9.9	0	0.0	8,050	9.9

Total credit card	$81,242	99.9%	$63	0.1%	$81,305	100.0%

86	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2014		December 31, 2013
(Dollars in millions)	Total	% of Total(2)	Total	% of Total(2)
Selected credit metrics:
30+ day delinquencies	$2,396	3.16%	$2,881	3.54%
90+ day delinquencies	1,145	1.51	1,328	1.63

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

(2)	Delinquency rates calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.

Table 4.4:Credit Card: Net Charge-offs

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Domestic credit card and installment loans	$700	4.01%	$827	4.43%
International credit card loans	80	4.17	95	4.59

Total credit card	$780	4.02%	$922	4.45%

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

87	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio, including Acquired Loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding Acquired Loans, as of March 31, 2014 and December 31, 2013, and net charge-offs for the first quarter of 2014 and 2013.

Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

(Dollars in millions)	March 31, 2014
	Loans		Acquired Loans		Total
	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,864	6.9%	$0	0.0%	$4,864	6.9%
California	3,498	5.0	0	0.0	3,498	5.0
Florida	2,211	3.1	0	0.0	2,211	3.1
Georgia	1,779	2.5	0	0.0	1,779	2.5
Louisiana	1,704	2.4	0	0.0	1,704	2.4
Illinois	1,347	1.9	0	0.0	1,347	1.9
Ohio.	1,329	1.9	0	0.0	1,329	1.9
Other	16,345	23.1	3	0.0	16,348	23.1

Total auto	33,077	46.8	3	0.0	33,080	46.8

Home loan:
California	987	1.4	6,882	9.7	7,869	11.1
New York	1,457	2.1	1,219	1.7	2,676	3.8
Illinois	88	0.1	2,095	3.0	2,183	3.1
Maryland	419	0.6	1,450	2.0	1,869	2.6
New Jersey	356	0.5	1,363	1.9	1,719	2.4
Virginia	357	0.5	1,320	1.9	1,677	2.4
Florida	173	0.2	1,419	2.1	1,592	2.3
Other	3,140	4.5	11,310	15.9	14,450	20.4

Total home loan	6,977	9.9	27,058	38.2	34,035	48.1

Retail banking:
Louisiana	1,195	1.6	0	0.0	1,195	1.6
New York	867	1.2	0	0.0	867	1.2
Texas	762	1.1	0	0.0	762	1.1
New Jersey	272	0.4	0	0.0	272	0.4
Maryland	135	0.2	24	0.1	159	0.3
Virginia	99	0.1	20	0.0	119	0.1
California	40	0.1	0	0.0	40	0.1
Other	190	0.3	8	0.0	198	0.3

Total retail banking	3,560	5.0	52	0.1	3,612	5.1

Total consumer banking	$43,614	61.7%	$27,113	38.3%	$70,727	100.0%

88	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2014
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:
30+ day delinquencies	$1,862	5.63%	$303	4.34%	$57	1.59%	$2,222	5.09%
90+ day delinquencies	112	0.34	232	3.33	27	0.75	371	0.85
Nonperforming loans	112	0.34	370	5.31	42	1.17	524	1.20

	December 31, 2013
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,736	6.7%	$0	0.0%	$4,736	6.7%
California	3,297	4.7	0	0.0	3,297	4.7
Florida	2,076	2.9	0	0.0	2,076	2.9
Georgia	1,709	2.4	0	0.0	1,709	2.4
Louisiana	1,677	2.4	0	0.0	1,677	2.4
Illinois	1,291	1.8	0	0.0	1,291	1.8
Ohio	1,267	1.8	0	0.0	1,267	1.8
Other	15,799	22.3	5	0.0	15,804	22.3

Total auto	31,852	45.0	5	0.0	31,857	45.0

Home loan:
California	1,010	1.5	7,153	10.1	8,163	11.6
New York	1,502	2.1	1,265	1.8	2,767	3.9
Illinois	88	0.1	2,183	3.1	2,271	3.2
Maryland	418	0.6	1,495	2.1	1,913	2.7
New Jersey	362	0.5	1,409	2.0	1,771	2.5
Virginia	351	0.5	1,367	1.9	1,718	2.4
Florida	177	0.3	1,477	2.1	1,654	2.4
Other	3,190	4.5	11,835	16.7	15,025	21.2

Total home loan.	7,098	10.1	28,184	39.8	35,282	49.9

Retail banking:
Louisiana	1,234	1.7	0	0.0	1,234	1.7
New York	859	1.2	0	0.0	859	1.2
Texas	772	1.1	0	0.0	772	1.1
New Jersey	280	0.4	0	0.0	280	0.4
Maryland	125	0.1	17	0.1	142	0.2
Virginia	96	0.1	12	0.0	108	0.1
California	37	0.1	0	0.0	37	0.1
Other	184	0.3	7	0.0	191	0.3

Total retail banking	3,587	5.0	36	0.1	3,623	5.1

Total consumer banking	$42,537	60.1%	$28,225	39.9%	$70,762	100.0%

89	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:
30+ day delinquencies	$2,375	7.46%	$323	4.55%	$52	1.46%	$2,750	6.47%
90+ day delinquencies	194	0.61	239	3.37	23	0.66	456	1.07
Nonperforming loans	194	0.61	376	5.29	41	1.15	611	1.44

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.
(2)	Credit performance statistics exclude Acquired Loans, which were recorded at fair value at acquisition.

Table 4.6: Consumer Banking: Net Charge-offs

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$134	1.66%	$122	1.78%
Home Loan	5	0.06	4	0.04
Retail Banking	9	0.95	17	1.85

Total Consumer Banking	$148	0.84%	$143	0.78%

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

Home Loan

Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards. The following table presents the distribution of our home loan portfolio as of March 31, 2014 and December 31, 2013, based on selected key risk characteristics.

90	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

(Dollars in millions)	March 31, 2014
	Loans		Acquired Loans		Total Home Loans
	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	2,740	8.0	3,890	11.5	6,630	19.5
2006	501	1.5	2,393	7.0	2,894	8.5
2007	351	1.0	5,139	15.1	5,490	16.1
2008	205	0.6	3,928	11.5	4,133	12.1
2009	123	0.4	2,415	7.1	2,538	7.5
2010	133	0.4	4,023	11.8	4,156	12.2
2011	249	0.7	4,412	13.0	4,661	13.7
2012	1,846	5.4	756	2.2	2,602	7.6
2013	701	2.1	90	0.3	791	2.4
2014	128	0.4	12	0.0	140	0.4

Total	$6,977	20.5%	$27,058	79.5%	$34,035	100.0%

Geographic concentration:(3)
California	$987	2.9%	$6,882	20.2%	$7,869	23.1%
New York	1,457	4.3	1,219	3.6	2,676	7.9
Illinois.	88	0.3	2,095	6.1	2,183	6.4
Maryland	419	1.2	1,450	4.3	1,869	5.5
New Jersey	356	1.0	1,363	4.0	1,719	5.0
Virginia.	357	1.0	1,320	3.9	1,677	4.9
Florida	173	0.5	1,419	4.2	1,592	4.7
Arizona	90	0.3	1,386	4.1	1,476	4.4
Washington.	99	0.3	1,240	3.6	1,339	3.9
Louisiana	1,253	3.7	45	0.1	1,298	3.8
Other	1,698	5.0	8,639	25.4	10,337	30.4

Total	$6,977	20.5%	$27,058	79.5%	$34,035	100.0%

Lien type:
1st lien	$5,923	17.4%	$26,655	78.3%	$32,578	95.7%
2nd lien	1,054	3.1	403	1.2	1,457	4.3

Total	$6,977	20.5%	$27,058	79.5%	$34,035	100.0%

Interest rate type:
Fixed rate	$2,471	7.3%	$3,320	9.7%	$5,791	17.0%
Adjustable rate	4,506	13.2	23,738	69.8	28,244	83.0

Total	$6,977	20.5%	$27,058	79.5%	$34,035	100.0%

91	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	December 31, 2013
	Loans		Acquired Loans		Total Home Loans
	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	2,868	8.1	4,025	11.4	6,893	19.5
2006	521	1.5	2,465	7.0	2,986	8.5
2007	363	1.0	5,276	14.9	5,639	15.9
2008	212	0.6	4,084	11.6	4,296	12.2
2009	129	0.4	2,531	7.2	2,660	7.6
2010	142	0.4	4,251	12.1	4,393	12.5
2011	259	0.7	4,655	13.2	4,914	13.9
2012	1,918	5.4	805	2.3	2,723	7.7
2013	686	2.0	92	0.2	778	2.2

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Geographic concentration:(3)
California	$1,010	2.9%	$7,153	20.3%	$8,163	23.2%
New York	1,502	4.2	1,265	3.6	2,767	7.8
Illinois.	88	0.2	2,183	6.2	2,271	6.4
Maryland	418	1.2	1,495	4.2	1,913	5.4
New Jersey	362	1.0	1,409	4.0	1,771	5.0
Virginia.	351	1.0	1,367	3.9	1,718	4.9
Florida	177	0.5	1,477	4.2	1,654	4.7
Arizona	91	0.3	1,439	4.1	1,530	4.4
Washington.	100	0.3	1,302	3.7	1,402	4.0
Louisiana	1,282	3.6	47	0.1	1,329	3.7
Other	1,717	4.9	9,047	25.6	10,764	30.5

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Lien type:
1st lien	$6,020	17.1%	$27,768	78.7%	$33,788	95.8%
2nd lien	1,078	3.0	416	1.2	1,494	4.2

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Interest rate type:
Fixed rate	$2,478	7.0%	$3,434	9.7%	$5,912	16.7%
Adjustable rate	4,620	13.1	24,750	70.2	29,370	83.3

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

(1)	Percentages within each risk category are calculated based on total home loans held for investment.
(2)	The Acquired Loans origination balances in the years subsequent to 2012 are related to refinancing of previously acquired home loans.
(3)	Represents the ten states in which we have the highest concentration of home loans.

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

92	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

93	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of March 31, 2014 and December 31, 2013.

Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	March 31, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$15,009	70.7%	$6,113	25.4%	$559	61.4%	$21,681	46.9%
Mid-Atlantic	2,132	10.0	1,487	6.2	32	3.5	3,651	7.9
South	2,507	11.8	11,182	46.5	56	6.2	13,745	29.7
Other	1,540	7.2	5,126	21.3	263	28.9	6,929	15.0

Loans	21,188	99.7	23,908	99.4	910	100.0	46,006	99.5
Acquired Loans	68	0.3	156	0.6	0	0.0	224	0.5

Total	$21,256	100.0%	$24,064	100.0%	$910	100.0%	$46,230	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$20,736	97.6%	$23,271	96.7%	$897	98.6%	$44,904	97.1%
Criticized performing	394	1.8	551	2.3	7	0.7	952	2.1
Criticized nonperforming	58	0.3	86	0.4	6	0.7	150	0.3

Loans	21,188	99.7	23,908	99.4	910	100.0	46,006	99.5

Acquired Loans:
Noncriticized	61	0.3	138	0.5	0	0.0	199	0.4
Criticized performing	7	0.0	18	0.1	0	0.0	25	0.1

Total Acquired Loans	68	0.3	156	0.6	0	0.0	224	0.5

Total	$21,256	100.0%	$24,064	100.0%	$910	100.0%	$46,230	100.0%

94	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,543	70.1%	$5,800	24.9%	$582	61.3%	$20,925	46.4%
Mid-Atlantic	2,130	10.3	1,432	6.1	33	3.4	3,595	8.0
South	2,539	12.2	10,940	46.9	58	6.0	13,537	30.1
Other	1,454	7.0	4,959	21.3	279	29.3	6,692	14.9

Loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4
Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6

Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$20,204	97.4%	$22,448	96.3%	$941	98.9%	$43,593	96.9%
Criticized performing	409	2.0	590	2.5	8	0.8	1,007	2.2
Criticized nonperforming	53	0.2	93	0.4	3	0.3	149	0.3

Loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4

Acquired Loans:
Noncriticized	72	0.3	158	0.7	0	0.0	230	0.5
Criticized performing	12	0.1	20	0.1	0	0.0	32	0.1

Total Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6

Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%

(1)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.
(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.
(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

95	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Impaired Loans

The following table presents information about our impaired loans, excluding Acquired Loans, which are reported separately and discussed below as of March 31, 2014 and December 31, 2013:

Table 4.9: Impaired Loans (1)

	March 31, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card:
Domestic credit card and installment loans	$583	$0	$583	$145	$438	$568	$596	$15
International credit card loans	166	0	166	95	71	162	169	3

Total credit card(2)	749	0	749	240	509	730	765	18

Consumer Banking:
Auto(3)	185	186	371	17	354	607	363	17
Home loan.	241	169	410	16	394	537	402	1
Retail banking	70	11	81	10	71	94	83	1

Total consumer banking	496	366	862	43	819	1,238	848	19

Commercial Banking:
Commercial and multifamily real estate	156	44	200	19	181	232	169	2

Commercial and industrial	88	86	174	15	159	200	179	1

Total commercial lending	244	130	374	34	340	432	348	3

Small-ticket commercial real estate	2	6	8	0	8	11	7	0

Total commercial banking	246	136	382	34	348	443	355	3

Total	$1,491	$502	$1,993	$317	$1,676	$2,411	$1,968	$40

96	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Credit card:
Domestic credit card and installment loans	$609	$0	$609	$154	$455	$593	$647	$66
International credit card loans	171	0	171	107	64	164	170	11

Total credit card(2)	780	0	780	261	519	757	817	77

Consumer Banking:
Auto(3)	169	186	355	16	340	590	335	62
Home loan.	244	150	394	18	375	561	418	7
Retail banking	46	40	86	10	76	105	92	1

Total consumer banking	459	376	835	44	791	1,256	845	70

Commercial Banking:
Commercial and multifamily real estate	89	49	138	13	125	162	217	1

Commercial and industrial	94	91	185	12	173	220	219	1

Total commercial lending	183	140	323	25	298	382	436	2

Small-ticket commercial real estate	2	4	6	0	6	7	16	0

Total commercial banking	185	144	329	25	304	389	452	2

Total	$1,424	$520	$1,944	$330	$1,614	$2,402	$2,114	$149

(1)	Impaired Loans above include TDRs, all Commercial NPL’s, and home loan NPL’s with a specific impairment.
(2)	Credit card and installment loans include finance charges and fees.
(3)	Although auto loans from loan recovery inventory are not included in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

Troubled debt restructuring (TDR) loans accounted for $1.7 billion of impaired loans as of both March 31, 2014 and December 31, 2013. Consumer TDR loans classified as performing totaled $1.0 billion and $1.1 billion as of March 31, 2014 and December 31, 2013, respectively. Commercial TDR loans classified as performing totaled $232 million and $180 million as of March 31, 2014 and December 31, 2013, respectively.

97	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

Table 4.10: Troubled Debt Restructurings

		Three Months Ended March 31, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit card:
Domestic credit card and installment loans	$67	100%	11.50%	0%	0	0%	$0
International credit card loans	43	100	25.20	0	0	0	0

Total credit card	110	100	16.82	0	0	0	0

Consumer banking:
Auto	77	40	0.94	67	9	32	22
Home loan	8	19	1.25	30	138	13	1
Retail banking	6	8	4.01	59	6	0	0

Total consumer banking	91	36	1.00	63	14	29	23

Commercial banking:
Commercial and multifamily real estate	62	33	1.37	100	8	0	0
Commercial and industrial	1	0	0.00	64	11	0	0

Total commercial lending	63	33	1.37	99	8	0	0

Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	63	33	1.37	99	8	0	0

Total	$264	62%	11.70%	46%	11	10%	$23

98	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Three Months Ended March 31, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card and installment loans	$76	100%	12.26%	0%	0	0%	$0
International credit card loans	51	100	24.53	0	0	0	0

Total credit card	127	100	17.17	0	0	0	0

Consumer Banking:
Auto	63	73	6.72	78	9	44	24
Home loan	11	61	2.20	49	133	18	1
Retail banking	10	3	3.34	51	8	0	0

Total consumer banking	84	63	6.14	71	20	35	25

Commercial Banking:
Commercial and multifamily real estate	17	0	0.00	100	8	0	0
Commercial and industrial	1	0	0.00	100	9	0	0

Total commercial lending	18	0	0.00	100	8	0	0
Small-ticket commercial real estate	3	0	0.00	0	0	0	0

Total commercial banking	21	0	0.00	82	8	0	0

Total	$232	77%	13.93%	33%	17	13%	$25

(1)

Represents total loans modified and accounted for as a TDR during the period. Paydowns, charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.

(2)	Percentage of loans modified and accounted for as a TDR during the period that were granted a reduced interest rate.
(3)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.
(4)	Weighted average interest rate reduction for those loans that received an interest rate concession.
(5)	Percentage of loans modified and accounted for as a TDR during the period that were granted a maturity date extension.
(6)	Weighted average change in maturity date for those loans that received a maturity date extension.
(7)	Percentage of loans modified and accounted for as a TDR during the period that were granted forgiveness or forbearance of a portion of their balance.
(8)

Total amount represents the gross balance forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write downs associated with the discharge of the borrower’s obligations.

99	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Table 4.11: TDR—Subsequent Payment Defaults

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card and installment loans	11,061	$16	10,801	$21
International credit card loans(1)	10,521	30	11,193	34

Total credit card	21,582	46	21,994	55

Consumer Banking:
Auto	1,322	13	2,664	16
Home loan	6	2	11	1
Retail banking	25	7	34	1

Total consumer banking	1,353	22	2,709	18

Commercial Banking:
Commercial and multifamily real estate	3	6	1	2
Commercial and industrial	1	0	7	7

Total commercial lending	4	6	8	9
Small-ticket commercial real estate	6	2	0	0

Total commercial banking	10	8	8	9

Total	22,945	$76	24,711	$82

(1)

The regulatory regime in the U.K. requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

100	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Acquired Loans Accounted for Based on Expected Cash Flows

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows as of March 31, 2014 and December 31, 2013. The table displays separately loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.

Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	March 31, 2014			December 31, 2013
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$29,328	$4,817	$24,511	$30,565	$5,016	$25,549
Carrying value(1)	27,417	3,181	24,236	28,580	3,285	25,295

(1)	Includes $36 million and $38 million of allowance for these loans as of March 31, 2014 and December 31, 2013, respectively.

Changes in Accretable Yield

The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:

Table 4.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309
Accretion recognized in earnings	(1,182)	(427)	(755)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	1,005	629	376
Increases (Reductions) in accretable yield for non-credit related changes in expected cash flows(2)	389	13	376

Accretable yield as of December 31, 2013	$6,420	$2,114	$4,306

Accretion recognized in earnings	(284)	(107)	(177)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	38	29	9
Increases (Reductions) in accretable yield for non-credit related changes in expected cash flows(2)	140	(51)	191

Accretable yield as of March 31, 2014	$6,314	$1,985	$4,329

(1)	Represents increases in accretable yields for those pools that are driven primarily by improved credit performance.
(2)	Represents changes in accretable yields for those pools that are driven primarily by changes in actual and estimated prepayments.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying

101	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $282.6 billion and $276.7 billion as of March 31, 2014 and December 31, 2013, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $21.5 billion and $20.9 billion as of March 31, 2014 and December 31, 2013, respectively.

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

See “Note 1—Summary of Significant Accounting Policies” of our 2013 Form 10-K for further discussion on the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

102	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the first quarter ended March 31, 2014 and 2013:

Table 5.1: Allowance for Loan and Lease Losses

(Dollars in millions)	Three Months Ended March 31, 2014
	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve

		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402

Provision for credit losses	558	136	(6)	10	140	28	(3)	723	12	735
Charge-offs	(1,095)	(205)	(11)	(15)	(231)	(7)	(2)	(1,335)	0	(1,335)
Recoveries	315	71	6	6	83	3	3	404	0	404

Net charge-offs	(780)	(134)	(5)	(9)	(148)	(4)	1	(931)	0	(931)
Other changes(2)	(8)	0	0	0	0	0	(1)	(9)	0	(9)

Balance as of March 31, 2014	$2,984	$608	$72	$64	$744	$362	$8	$4,098	$99	$4,197

	Three Months Ended March 31, 2013
(Dollars in millions)	Credit Card	Consumer				Commercial	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve

		Auto	Home Loan	Retail Banking	Total Consumer
Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191

Provision for credit losses	743	164	(6)	17	175	(85)	2	835	50	885
Charge-offs	(1,262)	(182)	(7)	(25)	(214)	(12)	(8)	(1,496)	0	(1,496)
Recoveries	340	60	3	8	71	5	1	417	0	417

Net charge-offs	(922)	(122)	(4)	(17)	(143)	(7)	(7)	(1,079)	0	(1,079)
Other changes(2)	(306)	0	0	0	0	1	(1)	(306)	0	(306)

Balance as of March 31, 2013	$3,494	$528	$103	$112	$743	$342	$27	$4,606	$85	$4,691

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.
(2)

Consists of a reduction in the allowance of $289 million, which was attributable to the transfer of the Best Buy portfolio from HFI to HFS, in the first quarter of 2013. It also contains a foreign translation and other adjustment of $9 million and $17 million in the first quarter of 2014 and 2013, respectively.

103	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by loan category and impairment methodology, and the recorded investment of the related loans as of March 31, 2014 and December 31, 2013:

Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

(Dollars in millions)	March 31, 2014
	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,744	$590	$21	$54	$665	$328	$8	$3,745
Asset-specific(2)	240	17	16	10	43	34	0	317
Acquired Loans(3)	0	1	35	0	36	0	0	36

Total allowance for loan and lease losses	$2,984	$608	$72	$64	$744	$362	$8	$4,098

Loans held for investment by impairment methodology:
Collectively evaluated(1)	$75,048	$32,892	$6,567	$3,479	$42,938	$45,624	$134	$163,744
Asset-specific(2)	749	185	410	81	676	382	0	1,807
Acquired Loans(3)	53	3	27,058	52	27,113	224	0	27,390

Total loans held for investment	$75,850	$33,080	$34,035	$3,612	$70,727	$46,230	$134	$192,941

Allowance as a percentage of period-end loans held for investment	3.93%	1.84%	0.21%	1.78%	1.05%	0.78%	5.68%	2.12%

(Dollars in millions)	December 31, 2013
	Credit Card	Consumer			Total Consumer	Commercial	Other	Total
		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,953	$590	$27	$53	$670	$313	$11	$3,947
Asset-specific(2)	261	16	18	10	44	25	0	330
Acquired Loans(3)	0	0	38	0	38	0	0	38

Total allowance for loan and lease losses	$3,214	$606	$83	$63	$752	$338	$11	$4,315

Loans held for investment by impairment methodology:
Collectively evaluated(1)	$80,462	$31,683	$6,704	$3,501	$41,888	$44,420	$121	$166,891
Asset-specific(2)	780	169	394	86	649	329	0	1,758
Acquired Loans(3)	63	5	28,184	36	28,225	262	0	28,550

Total loans held for investment	$81,305	$31,857	$35,282	$3,623	$70,762	$45,011	$121	$197,199

Allowance as a percentage of period-end loans held for investment	3.95%	1.90%	0.24%	1.74%	1.06%	0.75%	9.09%	2.19%

(1)

The component of the allowance for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation supplemented by management judgment and interpretation. The component of the allowance for commercial loans, which we collectively evaluate for impairment, is based on historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgment and interpretation.

(2)

The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan.

(3)	The Acquired Loans component of the allowance is accounted for based on expected cash flows. See “Note 4—Loans” for details on these loans.

104	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of March 31, 2014 and December 31, 2013. We separately present information for consolidated and unconsolidated VIEs.

For consolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets. The assets of consolidated VIEs primarily consist of cash and loans, which we report on our consolidated balance sheets under restricted cash and restricted loans, respectively, for securitization investors. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of the company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs became worthless and we were required to meet our maximum remaining funding obligations.

Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs(1)

	March 31, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$37,420	$12,171	$0	$0	$0
Home loan securitizations(3)	0	0	197	15	704

Total securitization-related VIEs	37,420	12,171	197	15	704

Other VIEs:
Affordable housing entities	0	0	2,968	408	2,968
Entities that provide capital to low-income and rural communities	390	98	1	0	1
Other	8	0	90	0	90

Total other VIEs	398	98	3,059	408	3,059

Total VIEs	$37,818	$12,269	$3,256	$423	$3,763

105	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$40,422	$12,671	$0	$0	$0
Home loan securitizations(3)	0	0	199	15	702

Total securitization-related VIEs	40,422	12,671	199	15	702

Other VIEs:
Affordable housing entities	0	0	2,969	463	2,969
Entities that provide capital to low-income and rural communities	389	98	1	0	1
Other	1	1	95	0	95

Total other VIEs	390	99	3,065	463	3,065

Total VIEs	$40,812	$12,770	$3,264	$478	$3,767

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Represents the gross assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.
(3)

The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests associated with the securitization of option-adjustable rate mortgage loans (“option-ARM”) and letters of credit related to manufactured housing securitizations. These are reported on our consolidated balance sheets under other assets. The carrying amount of liabilities of unconsolidated securitization-related VIEs is comprised of obligations on certain swap agreements associated with the securitization of manufactured housing loans.

Securitization-related VIEs

In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In some cases, we are contractually required to exercise the repurchase option if the primary servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies, Guarantees, and Others” for information related to reserves we have established for our potential mortgage representation and warranty exposure.

106	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the securitization-related VIEs in which we had continuing involvement as of March 31, 2014 and December 31, 2013:

Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage	Mortgage
(Dollars in millions)	Credit Card	Option Arm		GreenPoint HELOCs		GreenPoint Manufactured Housing
March 31, 2014:
Securities held by third-party investors	$9,783	$2,253		$114		$967
Receivables in the trust	36,869	2,329		110		973
Cash balance of spread or reserve accounts	2	8		N/A		144
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No	(1)	No	(2)
Amortization event(3)	No	No		No		No
December 31, 2013:
Securities held by third-party investors	$10,289	$2,320		$122		$994
Receivables in the trust	39,548	2,399		116		1,000
Cash balance of spread or reserve accounts	3	8		N/A		144
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No		No		No

(1)	We continue to service some of the outstanding balance of securitized mortgage receivables.
(2)	The core servicing activities for the manufactured housing securitizations are done by a third party.
(3)	Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of March 31, 2014 and December 31, 2013, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.3 billion as of both March 31, 2014 and December 31, 2013.

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

107	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

GreenPoint Mortgage Home Equity Line of Credits (“HELOCs”)

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We have funded cumulative advances of $29 million as of both March 31, 2014 and December 31, 2013. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $7 million related to those interests for our non-consolidated VIEs as of both March 31, 2014 and December 31, 2013.

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

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $973 million and $1.0 billion as of March 31, 2014 and December 31, 2013, respectively. In the event the third party servicer does not fulfill on its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

108	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.0 billion, as of both March 31, 2014 and December 31, 2013. Our maximum exposure to these entities is limited to our variable interests in the entities and was $3.0 billion as of March 31, 2014. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support during the period that we were not previously contractually required to provide. The total assets of the unconsolidated investment funds that were VIEs were $9.9 billion and $9.8 billion as of March 31, 2014 and December 31, 2013, respectively.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated as of March 31, 2014 and December 31, 2013 totaled approximately $390 million and $389 million, respectively. The assets of the consolidated VIEs are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

Other

We also have a variable interest in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $193 million and $204 million as of March 31, 2014 and December 31, 2013, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $90 million and $93 million as of March 31, 2014 and December 31, 2013, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure is limited to our variable interest of $90 million as of March 31, 2014. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support during the period that we were not previously contractually required to provide.

109	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill, other intangible assets and mortgage serving rights (“MSRs”) as of March 31, 2014 and December 31, 2013. Goodwill is presented separately on our consolidated balance sheets. Other intangible assets and MSRs are included in other assets on our consolidated balance sheets.

Table 7.1: Components of Goodwill and Other Intangible Assets

	March 31, 2014			December 31, 2013
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$13,974	N/A	$13,974	$13,978	N/A	$13,978
Other intangible assets:
Purchased credit card relationship intangibles	2,125	$(882)	1,243	2,125	$(784)	1,341
Core deposit intangibles	1,771	(1,475)	296	1,771	(1,440)	331
Other(2)	306	(139)	167	316	(139)	177

Total other intangible assets	4,202	(2,496)	1,706	4,212	(2,363)	1,849

Total goodwill and other intangible assets	$18,176	$(2,496)	$15,680	$18,190	$(2,363)	$15,827

MSRs:
Consumer MSRs(3)	$62	N/A	$62	$73	N/A	$73
Commercial MSRs(4)	138	$(8)	130	135	$(3)	132

Total MSRs	$200	$(8)	$192	$208	$(3)	$205

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our balance sheet.
(2)

Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and trademark/name intangibles. Also includes certain indefinite-lived intangibles of $4 million as of both March 31, 2014 and December 31, 2013.

(3)	Represent MSRs related to our consumer business that are carried at fair value on our consolidated financial statements.
(4)

Represent MSRs related to our commercial business that are subsequently measured under the amortization method and periodically assessed for impairment. None of these MSRs were impaired and no valuation allowance was recorded as of March 31, 2014 and December 31, 2013.

Amortization expense for amortized intangible assets, which is presented separately on our consolidated statements of income, totaled $143 million and $177 million for the three months ended March 31, 2014 and 2013, respectively.

110	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Goodwill

The following table presents goodwill attributable to each of our business segments as of March 31, 2014 and December 31, 2013.

Table 7.2: Goodwill Attributable to Business Segments

	Credit	Consumer	Commercial
(Dollars in millions)	Card	Banking	Banking	Total
Balance as of December 31, 2012	$5,003	$4,583	$4,318	$13,904
Acquisitions	0	3	70	73
Other adjustments	2	(1)	0	1

Balance as of December 31, 2013	$5,005	$4,585	$4,388	$13,978

Acquisitions	0	0	0	0
Other adjustments	1	0	(5)	(4)

Balance as of March 31, 2014	$5,006	$4,585	$4,383	$13,974

NOTE 8—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand, money market and certificates of deposits and negotiable order of withdrawal (“NOW”) and savings accounts.

Securitized and Unsecured Debt Obligations

We use a variety of funding sources other than customer deposits, including short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs. The securitization debt obligations are separately presented on our condensed consolidated balance sheets, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our condensed consolidated balance sheets.

Securitized Debt Obligations

Our outstanding borrowings due to securitization investors were $9.8 billion and $10.3 billion as of March 31, 2014 and December 31, 2013, respectively. We had issuances of $950 million and maturities of $1.5 billion related to our securitized debt obligations during the first quarter of 2014.

Senior and Subordinated Notes

As of March 31, 2014, we had $14.9 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $35 million. As of December 31, 2013, we had $13.1 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $8 million. During the first quarter of 2014, we issued $2.0 billion of long-term senior unsecured debt, comprised of $250 million of floating rate notes maturing in 2017 and

111	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

$750 million and $1.0 billion of fixed rate notes maturing in 2017 and 2019, respectively. During the first quarter of 2014, $275 million of outstanding unsecured notes matured. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

FHLB Advances and Other

In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.4 billion and $1.9 billion as of March 31, 2014 and December 31, 2013, respectively, and are included in other assets on our condensed consolidated balance sheets.

We had outstanding FHLB advances and line of credit, which were secured by our investment securities, residential home loans, multifamily loans, commercial real-estate loans and home equity lines of credit, totaling $3.9 billion and $16.3 billion as of March 31, 2014 and December 31, 2013, respectively. We did not access the Federal Reserve Discount Window during 2014 or 2013.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of March 31, 2014 and December 31, 2013. Our total short-term borrowings consist of federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

Table 8.1: Components of Customer Deposits, Short-term Borrowings and Long-term Debt

(Dollars in millions)	March 31, 2014	December 31, 2013
Deposits:
Non-interest bearing deposits	$24,110	$22,643
Interest-bearing deposits	184,214	181,880

Total deposits	$208,324	$204,523

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,544	915
FHLB advances	2,900	15,300

Total short-term borrowings	$4,444	$16,215

112	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2014				December 31, 2013
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate	Outstanding Amount
Long-term debt:
Securitized debt obligations	2014 - 2025	0.21 - 6.40%	1.58%	$9,783	$10,289
Senior and subordinated notes:
Fixed unsecured senior debt	2014 - 2023	1.00 - 7.38%	3.29%	11,070	9,612
Floating unsecured senior debt	2014 - 2017	0.68 - 1.39%	0.91%	1,130	852

Total unsecured senior debt			3.07%	12,200	10,464
Fixed unsecured subordinated debt	2014 - 2023	3.38 - 8.8%	4.98%	2,691	2,670

Total senior and subordinated notes				14,891	13,134
Other long-term borrowings:
FHLB advances	2014 - 2023	0.31 - 6.88%	0.64%	1,000	1,016

Total long-term debt				25,674	24,439

Total short-term borrowings and long-term debt.				$30,118	$40,654

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three months ended March 31, 2014 and 2013:

Table 8.2: Components of Interest Expense on Short-term Borrowings and Long-term Debt

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$0
FHLB advances	6	11

Total short-term borrowings	6	11

Long-term debt:
Securitized debt obligations(1)	38	56
Senior and subordinated notes(1)	77	82
Other long-term borrowings	6	6

Total long-term debt	121	144

Total interest expense	$127	$155

(1)	Interest expense includes the impact from hedge accounting.

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset and liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Market and Liquidity Risk Policy which is approved by our

113	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current asset and liability management policy also includes the use of derivatives to hedge foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risk. We also offer various derivatives to our customers as part of our commercial banking business but usually offset our exposure through derivative transactions with other counterparties.

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

114	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance Sheet Presentation

The following table summarizes the notional and fair value of our derivative instruments reported in our consolidated balance sheets as of March 31, 2014 and December 31, 2013. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2014			December 31, 2013
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$17,170	$258	$160	$15,695	$289	$223
Cash flow hedges	14,575	0	117	12,825	0	149

Total interest rate contracts	31,745	258	277	28,520	289	372
Foreign exchange contracts:
Cash flow hedges	4,692	73	40	4,806	49	53

Total derivatives designated as accounting hedges	36,437	331	317	33,326	338	425

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs	217	0	1	353	—	7
Customer accommodation	26,217	364	175	25,365	405	209
Other interest rate exposures	1,869	29	15	1,864	29	17

Total interest rate contracts	28,303	393	191	27,582	434	233
Foreign exchange contracts	559	25	35	1,422	184	37
Other contracts	1,334	1	15	1,094	3	15

Total derivatives not designated as accounting hedges	30,196	419	241	30,098	621	285

Total derivatives	$66,633	$750	$558	$63,424	$959	$710

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

We present all of our derivative assets and liabilities and repurchase agreements on a gross basis in our consolidated balance sheets. The following table presents as of March 31, 2014 and December 31, 2013, the

115	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amount permitted under the accounting standards for offsetting assets and liabilities. Under the accounting standard, gross positive fair values could be offset against gross negative fair values by counterparty pursuant to legally enforceable master netting agreements, if the netting presentation method is elected. The table also includes cash and non-cash collateral received or pledged agreements associated with such arrangements.

Table 9.2: Offsetting of Financial Assets and Financial Liabilities

				Offsetting Amounts Not Netted
(Dollars in millions)	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Financial Instruments	Collateral Received		Net Exposure
As of March 31, 2014
Derivatives assets	$750	$0	$750	$(233)	$(332	)(1)	$185	(2)

Total	$750	$0	$750	$(233)	$(332)		$185

				Offsetting Amounts Not Netted
(Dollars in millions)	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Financial Instruments	Collateral Pledged	Net Exposure
As of March 31, 2014
Derivatives liabilities	$558	$0	$558	$(233)	$(280) (1)	$45
Repurchase agreements	850	0	850	0	(850)	0

Total	$1,408	$0	$1,408	$(233)	$(1,130)	$45

				Offsetting Amounts Not Netted
(Dollars in millions)	Gross Amounts	Offsetting Amounts	Net Amounts as Recognize	Financial Instruments	Collateral Received		Net Exposure
As of December 31, 2013
Derivatives assets	$959	$0	$959	$(262)	$(450	)(1)	$247	(2)

Total	$959	$0	$959	$(262)	$(450)		$247

				Offsetting Amounts Not Netted
(Dollars in millions)	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Financial Instruments	Collateral Pledged		Net Exposure
As of December 31, 2013
Derivatives liabilities	$710	$0	$710	$(262)	$(371	)(1)	$77
Repurchase agreements	907	0	907	0	(907)		0

Total	$1,617	$0	$1,617	$(262)	$(1,278)		$77

(1)	When we receive or pledge collateral, we factor in accrued interest when calculating net positions with counterparties.
(2)

The majority of the net position relates to customer-accommodation derivatives. Customer-accommodation derivatives are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and the related hedged items on our consolidated statements of income and AOCI.

116	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three months ended March 31, 2014 and 2013:

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Derivatives designated as accounting hedges(1):
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$31	$(95)
Gains (losses) recognized in earnings on hedged items	(23)	90

Net fair value hedge ineffectiveness gains (losses)	8	(5)

Derivatives not designated as accounting hedges(1):
Interest rate contracts covering:
MSRs	7	0
Customer accommodation	4	9
Other interest rate exposures	5	(1)

Total interest rate contracts	16	8
Foreign exchange contracts	0	(2)
Other contracts(2)	(3)	(11)

Total gains (losses) on derivatives not designated as accounting hedges	13	(5)

Net derivative gains (losses) recognized in earnings	$21	$(10)

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
(2)	Includes derivative instruments used to hedge mortgage pipeline and certain free-standing derivatives.

117	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow Hedges and Net Investment Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2014 and 2013:

Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$45	$(1)
Foreign exchange contracts	(5)	(5)

Net derivative gains (losses) recognized in AOCI	$40	$(6)

Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$26	$12
Foreign exchange contracts(2)	(5)	(5)

Total	21	7

Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	1	0

Net derivative gains (losses) recognized in earnings	$22	$7

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.
(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax losses of $95 million recorded in AOCI as of March 31, 2014, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of March 31, 2014. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

Credit Risk-Related Contingency Features and Collateral

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. We have posted $293 million and $371 million as collateral for this exposure in the normal course of business as of March 31, 2014 and December 31, 2013, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post an additional variation margin, which represents the impact of daily position mark-to-market calculations, of less than $1 million as of both March 31, 2014 and December 31, 2013. In addition, we would

118	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

have been required to post independent margin of $61 million and $58 million as of March 31, 2014 and December 31, 2013, respectively, in compliance with the terms of certain of our swap agreements. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was $1 million as of March 31, 2014 and December 31, 2013, respectively.

Derivative Counterparty Credit Risk

Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $290 million and $397 million as of March 31, 2014 and December 31, 2013, respectively. We also received securities from derivatives counterparties totaling $42 million and $53 million as of March 31, 2014 and December 31, 2013, respectively, which we have the ability to repledge.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $7 million as of March 31, 2014 and December 31, 2013. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our condensed consolidated balance sheets as a reduction in the derivative liability balance was $3 million and $6 million as of March 31, 2014 and December 31, 2013, respectively.

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

119	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated other comprehensive income as of March 31, 2014 and December 31, 2013, as well as the current period activity related to our other comprehensive income. AOCI is presented net of deferred tax of $434 million and $544 million as of March 31, 2014 and December 31, 2013, respectively.

Table 10.1: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)

Other comprehensive income (loss) before reclassifications	152	0	40	(13)	0	179
Net realized (gains) losses reclassified from AOCI into earnings	(8)	13	(21)	0	(1)	(17)

Net other comprehensive income (loss)	144	13	19	(13)	(1)	162

AOCI as of March 31, 2014	$250	$(884)	$(91)	$27	$(12)	$(710)

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2012	$703	$0	$45	$32	$(41)	$739
Other comprehensive income (loss) before reclassifications	(129)	0	(6)	(125)	0	(260)
Net realized (gains) losses reclassified from
AOCI into earnings	(1)	0	(7)	0	2	(6)

Net other comprehensive income (loss)	(130)	0	(13)	(125)	2	(266)

AOCI as of March 31, 2013	$573	$0	$32	$(93)	$(39)	$473

(1)

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

120	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 10.2: Reclassifications from AOCI

	Amount Reclassified from AOCI
	Three Months Ended March 31,
(Dollars in millions)	2014	2013	Affected Income Statement Line Item
Net unrealized gains (losses) on securities available for sale:
Available for sale securities	$13	$2	Other—Non-interest income
	5	1	Income tax provision(benefit)

	8	1	Net income
Net unrealized gains (losses) on securities held to maturity(1):
Held to maturity securities	(28)	0	Other—Non-interest income
	(15)	0	Income tax provision(benefit)

	(13)	0	Net income
Net unrealized gains (losses) on cash flow hedges:
Interest rate contracts	42	20	Other—Interest income or interest expense
Foreign exchange contracts	(8)	(8)	Other—Non-interest expense

	34	12
	13	5	Income tax provision(benefit)

	21	7	Net income

Other:
Other	1	(3)	Various
	0	(1)	Income tax provision(benefit)

	1	(2)	Net income

Total reclassifications	$17	$6

(1)

The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

The table below summarizes other comprehensive income activity and the related tax impact for the three months ended March 31, 2014 and 2013:

Table 10.3: Other Comprehensive Income

	Three Months Ended March 31,
	2014			2013
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$229	$85	$144	$(209)	$(79)	$(130)
Net unrealized gains (losses) on securities transferred to held to maturity	28	15	13	0	0	0
Net unrealized gains (losses) on cash flow hedges	30	11	19	(21)	(8)	(13)
Foreign currency translation adjustments	(13)	0	(13)	(125)	0	(125)
Other	(1)	0	(1)	4	2	2

Other comprehensive income (loss)	$273	$111	$162	$(351)	$(85)	$(266)

121	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2014	2013
Basic earnings per share
Income from continuing operations, net of tax	$1,124	$1,134
Income (loss) from discontinued operations, net of tax	30	(78)

Net income	1,154	1,056
Dividends and undistributed earnings allocated to participating securities(1)	(5)	(5)
Preferred stock dividends	(13)	(13)

Net income available to common stockholders	$1,136	$1,038

Net income from continuing operations	$1.94	$1.92
Income (loss) from discontinued operations	0.05	(0.13)

Net income per share	$1.99	$1.79

Total weighted-average basic shares outstanding	571.0	580.5

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2014	2013
Diluted earnings per share(2)
Net income available to common stockholders	$1,136	$1,038

Net income from continuing operations	$1.91	$1.90
Income (loss) from discontinued operations	0.05	(0.13)

Net income per share	$1.96	$1.77

Total weighted-average basic shares outstanding	571.0	580.5
Stock options, warrants, contingently issuable shares, and other	9.3	5.8

Total weighted-average diluted shares outstanding	580.3	586.3

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.
(2)

Excluded from the computation of diluted earnings per share was 5 million and 6 million shares related to awards or options, for the three months ended March 31, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

122	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of and for the three months ended March 31, 2014.

Fair Value Governance and Control

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group, participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other senior management.

The CVG performs periodic independent verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation (“TAV”) team perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation.

123	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Additionally, when necessary, the CVG and TAV challenge prices from third party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for transparency of the assumptions used by the third party.

The FVC, which includes representation from business areas, our Risk Management division and our Finance division, is a forum for discussing fair market valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environments and material risks or concerns related to fair market valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the CVG. It provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit Committee or other delegated committee of the Board of Directors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$829	$0	$0	$829
U.S. Agency debt obligations	0	1	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	361	752	1,113
RMBS	0	23,079	1,727	24,806
CMBS	0	5,435	495	5,930
Other ABS	0	6,380	226	6,606
Other securities	124	1,295	17	1,436

Total securities available for sale	953	36,551	3,217	40,721
Other assets:
Consumer MSRs	0	1	61	62
Derivative assets(1)	1	701	48	750
Retained interests in securitizations	0	0	197	197

Total assets	$954	$37,253	$3,523	$41,730

Liabilities
Other liabilities:
Derivative liabilities(1)	$1	$521	$36	$558

Total liabilities	$1	$521	$36	$558

124	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

(1)

Does not reflect $4 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non- performance risk as of March 31, 2014 and December 31, 2013, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the first quarter of 2014 we had minimal movements between Levels 1 and 2.

125	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2014
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2014	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2014(3)
(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$0	$10	$0	$(112)	$0	$(21)	$64	$(116)	$752	$0
RMBS	1,304	20	28	886	0	0	(34)	57	(534)	1,727	20
CMBS	739	0	2	34	0	0	(11)	38	(307)	495	0
Other ABS	343	2	2	0	0	0	(1)	43	(163)	226	2
Other securities	17	0	0	0	0	0	0	0	0	17	0

Total securities available for sale	3,330	22	42	920	(112)	0	(67)	202	(1,120)	3,217	22
Other assets:
Consumer MSRs	69	(11)	0	0	0	4	(1)	0	0	61	(11)
Derivative assets	50	0	0	0	0	2	(3)	0	(1)	48	0
Retained interest in securitizations	199	(2)	0	0	0	0	0	0	0	197	(2)
Liabilities:
Other liabilities:
Derivative liabilities	38	2	0	0	0	1	(5)	0	0	36	2

126	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2013
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2013	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2013(3)
(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in Other Comprehensive Income
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$1	$88	$0	$0	$(10)	$39	$0	$768	$0
RMBS	1,335	(9)	76	98	0	0	(56)	269	(223)	1,490	(9)
CMBS	587	0	(7)	381	0	0	(19)	49	(287)	704	0
Other ABS	102	(1)	9	0	(41)	0	(1)	6	(3)	71	(1)
Other securities	15	0	0	0	0	0	0	1	0	16	0

Total securities available for sale	2,689	(10)	79	567	(41)	0	(86)	364	(513)	3,049	(10)
Other assets:
Consumer MSRs	55	2	0	0	0	2	(1)	0	0	58	2
Derivative assets	90	0	0	0	0	1	(6)	0	(2)	83	0
Retained interest in securitization	204	(3)	0	0	0	0	0	0	0	201	(3)
Liabilities:
Other liabilities
Derivative liabilities	38	9	0	0	0	0	(4)	0	(1)	42	9

(1)

Gains (losses) related to Level 3 mortgage servicing rights and Level 3 derivative assets and derivative liabilities are reported in other non-interest income, which is a component of non-interest income. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

(2)

The transfers out of Level 3 for the first quarter of 2014 and 2013 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

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

127	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

valuation. As a result, the unobservable input information for the securities available for sale presented below represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$1,727	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2-20% 0-22% 0-16% 0-85%	4% 11% 7% 48%

CMBS	$495	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	0-5% 0-60%	2% 5%

Other ABS	$226	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	3-8% 0-6% 1-13% 30-73%	4% 2% 7% 55%

U.S. government guaranteed debt and other securities	$769	Discounted cash flows (3rd party pricing)	Yield	2-3%	2%

Other assets:
Consumer MSRs	$61	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	8.06-25.30% 9.26-22.47% $60.40-$226.14	14.17% 12.16% $80.07

Derivative assets	$48	Discounted cash flows	Swap rates	2.74-3.33%	3.24%

Retained interests in securitization(1)	$197	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	33-84 1.67-9.27% 4.35-13.57% 2.04-7.96% 17.59-106.47%	N/A

Liabilities:
Other liabilities:

Derivative liabilities	$36	Discounted cash flows	Swap rates	2.74-3.31%	3.23%

128	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:

RMBS	$1,304	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-23% 0-21% 0-18% 0-95%	5% 5% 8% 49%

CMBS	$739	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-20%	2% 3%

Other ABS	$343	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-8% 1-6% 1-19% 44-80%	3% 2% 12% 69%

U.S. government guaranteed debt and other securities	$944	Discounted cash flows (3rd party pricing)	Yield	0-3%	2%

Other assets:

Consumer MSRs	$69	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	9.03-32.05% 9.94-17.07% $81.39-$393.52	14.47% 10.58% $89.32

Derivative assets	$50	Discounted cash flows	Swap rates	2.99-3.70%	3.57%

Retained interests in securitization(1)	$199	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	34-101 1.91-7.24% 4.54-13.57% 1.79-7.07% 14.71-88.69%	N/A
Liabilities:
Other liabilities:

Derivative liabilities	$38	Discounted cash flows	Swap rates	3.01-3.67%	3.57%

(1)

Due to the nature of the various mortgage securitization structures in which we have retained interest, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required to measure and recognize certain other financial assets at fair value on a nonrecurring basis in the consolidated balance sheets. These financial assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2014 and December 31, 2013, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended, the significant valuation techniques and unobservable

129	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

inputs used in those measurements. The following table also presents total gain or losses recognized in earnings during the three months ended March 31, 2014 and 2013 attributable to the fair value changes relating to the assets held at those dates:

Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	March 31, 2014								Gains (Losses) for Three Months Ended
(Dollars in millions)	Estimated Fair Value Hierarchy			Total	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
	Level 1	Level 2	Level 3						March 31, 2014
Assets:
Loans held for sale	$0	$113	$0	$113	N/A	N/A	N/A	N/A	$(1)
Loans held for investment	0	0	57	57	Appraisal Value	Non- recoverable rate	9-48%	13%	(9)
Other assets(1)	0	0	42	42	Fair value of property or collateral	Appraisal value	N/A	N/A	(3)

Total	$0	$113	$99	$212					$(13)

	December 31, 2013								Gains (Losses) for Three Months Ended
	Estimated Fair Value Hierarchy			Total	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
(Dollars in millions)	Level 1	Level 2	Level 3						March 31, 2013
Assets:
Loans held for sale	$0	$145	$0	$145	N/A	N/A	N/A	N/A	$0
Loans held for investment	0	0	84	84	Appraisal Value	Non- recoverable rate	0-42%	13%	(10)
Other assets(1)	0	0	64	64	Fair value of property or collateral	Appraisal value	N/A	N/A	(2)

Total	$0	$145	$148	$293					$(12)

(1)

Included foreclosed property and repossessed assets of $30 million and long-lived assets held for sale of $12 million as of March 31, 2014. Comparatively, included foreclosed property and repossessed assets of $42 million and long-lived assets held for sale of $22 million as of December 31, 2013. The fair value of these assets is determined based on appraisal value or listing price, the range of which is not meaningful to disclose.

130	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of March 31, 2014 and December 31, 2013:

Table 12.5: Fair Value of Financial Instruments

	March 31, 2014		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,182	$6,182	$6,182	$0	$0
Restricted cash for securitization investors	550	550	550	0	0
Securities available for sale	40,721	40,721	953	36,551	3,217
Securities held to maturity	20,150	20,463	0	20,048	415
Net loans held for investment	188,843	193,041	0	0	193,041
Loans held for sale	259	259	0	259	0
Interest receivable	1,325	1,325	0	1,325	0
Derivative assets	750	750	1	701	48
Retained interests in securitizations	197	197	0	0	197

Financial liabilities:
Non-interest bearing deposits	$24,110	$24,110	$24,110	$0	$0
Interest-bearing deposits	184,214	178,442	0	12,794	165,648
Securitized debt obligations	9,783	9,934	0	9,689	245
Senior and subordinated notes	14,891	15,531	0	15,531	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,544	1,544	1,544	0	0
Other borrowings	3,900	3,906	0	3,906	0
Interest payable	259	259	0	259	0
Derivative liabilities	558	558	1	521	36

131	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,291	$6,291	$6,291	$0	$0
Restricted cash for securitization investors	874	874	874	0	0
Securities available for sale	41,800	41,800	960	37,510	3,330
Securities held to maturity	19,132	19,185	0	18,895	290
Net loans held for investment	192,884	198,138	0	0	198,138
Loans held for sale	218	219	0	219	0
Interest receivable	1,418	1,418	0	1,418	0
Derivatives assets	959	959	3	906	50
Retained interests in securitizations	199	199	0	0	199

Financial liabilities:
Non-interest bearing deposits	$22,643	$22,643	$22,643	$0	$0
Interest-bearing deposits	181,880	175,516	0	14,346	161,170
Securitized debt obligations	10,289	11,081	0	10,835	246
Senior and subordinated notes	13,134	13,715	0	13,715	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	915	915	0	0
Other borrowings	16,316	16,324	0	16,324	0
Interest payable	307	307	0	307	0
Derivatives liabilities	710	710	4	668	38

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2014 and December 31, 2013. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, interest receivable, non-interest bearing and interest-bearing deposits, other borrowings, senior and subordinated notes, and interest payable. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs of our established valuation techniques.

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

132	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Net Loans Held For Investment

Loans held for investment that are individually impaired are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans are estimated using a discounted cash flow method, a form of the

133	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

income approach. Discount rates are determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excludes any value related to customer account relationships.

Due to the use of unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses in the consolidated statements of income.

Interest Receivable

The carrying amount of interest receivable approximates the fair value of this asset due to its relatively short-term nature.

Derivative Assets and Liabilities

We use both exchange-traded derivatives and OTC derivatives to manage our interest rate and foreign currency risk exposure. Quoted market prices are available and used for our exchange-traded derivatives, which we classify as Level 1. However, substantially all of our derivatives are traded in OTC markets where quoted market prices are not always readily available. Therefore, we value most OTC derivatives using valuation techniques, which include internally-developed models. We primarily rely on market observable inputs for our models, such as interest rate yield curves, credit curves, option volatility and currency rates, that vary depending on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivatives are typically classified as Level 2 of the fair value hierarchy. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, the derivatives are classified as Level 3.

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

Mortgage Servicing Rights

We record consumer MSRs at fair value on a recurring basis, while commercial MSRs are subsequently measured at amortized cost with impairment recognized as a reduction in other non-interest income. MSRs do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, contractual servicing fee income, ancillary income and late fees. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. A limited portion of consumer MSRs are measured using quoted prices in markets that are not active and, as such, are classified as level 2.

Retained Interest in Securitizations

We have retained interest in various mortgage securitization deals from previous acquisitions. Our retained interest includes rights to future cash flows arising from the receivables, the most significant being certificated

134	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

interest-only bonds issued by the trust. We record our interest in these deals at fair value using valuation models to calculate the present value of future income. The model incorporates various assumptions that market participants use in estimating future income including weighted average life, constant prepayment rate, discount rate, default rate and severity.

Foreclosed Property and Other Assets

Foreclosed property and other repossessed assets are carried at the lower of the carrying amount or fair value less costs to sell. Due to the use of significant unobservable inputs, foreclosed property is classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed property are recorded in other non-interest expense in the consolidated statements of income. Foreclosed property and repossessed assets, which we report in our consolidated balance sheets under other assets, totaled $109 million and $158 million, respectively, as of March 31, 2014, compared with $113 million and $160 million, respectively, as of December 31, 2013.

Long-lived assets held for sale are also subject to fair value measurement on a nonrecurring basis, and carried at the lower of their carrying amount or fair value less costs to sell. Due to the use of unobservable inputs, long-lived assets held for sale are classified as Level 3 under the fair value hierarchy. Fair value adjustments for other assets are recorded in other non-interest expense in the consolidated statements of income.

Financial Liabilities

Non-Interest Bearing Deposits

The carrying amount of non-interest bearing deposits approximates fair value.

Interest-bearing Deposits

The fair value of interest-bearing deposits is determined based on discounted expected cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

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

Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances is determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms.

135	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Business Segment Reporting Methodology

The results of our business segments are intended to reflect each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments” in our 2013 Form 10-K.

Segment Results and Reconciliation

We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment.

136	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables present our business segment results for the first quarter of 2014 and 2013, selected balance sheet data as of March 31, 2014 and 2013, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period.

Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income	$2,525	$1,433	$421	$(29)	$4,350
Non-interest income	785	150	87	(2)	1,020

Total net revenue	3,310	1,583	508	(31)	5,370
Provision for credit losses	558	140	40	(3)	735
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	98	0	0	0	98
Core deposit intangible amortization	0	30	6	0	36

Total PCCR and core deposit intangible amortization	98	30	6	0	134

Other non-interest expense	1,628	900	249	21	2,798

Total non-interest expense	1,726	930	255	21	2,932

Income (loss) from continuing operations before income taxes	1,026	513	213	(49)	1,703
Income tax provision (benefit)	358	183	76	(38)	579

Income from continuing operations, net of tax	$668	$330	$137	$(11)	$1,124

Period-end total loans held for investment	$75,850	$70,727	$46,230	$134	$192,941
Period-end total customer deposits	0	171,529	31,485	5,310	208,324

137	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended March 31, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,830	$1,478	$401	$(139)	$4,570
Non-interest income	821	181	84	(105)	981

Total net revenue	3,651	1,659	485	(244)	5,551
Provision (benefit) for credit losses	743	175	(35)	2	885
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	116	0	0	0	116
Core deposit intangible amortization	0	37	7	0	44

Total PCCR and core deposit intangible amortization	116	37	7	0	160

Other non-interest expense	1,732	853	214	32	2,831

Total non-interest expense	1,848	890	221	32	2,991

Income (loss) from continuing operations before income taxes	1,060	594	299	(278)	1,675
Income tax provision (benefit)	374	211	106	(150)	541

Income from continuing operations, net of tax	$686	$383	$193	$(128)	$1,134

Period-end total loans held for investment	$78,397	$73,613	$39,150	$173	$191,333
Period-end total customer deposits	0	172,605	30,275	9,530	212,410

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for expanded discussion. Prior periods have been recast to conform to this presentation.

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES, AND OTHERS

Guarantees

We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these agreements totaled $15 million and $16 million as of March 31, 2014 and December 31, 2013, respectively. These agreements are recorded in our consolidated balance sheets as a component of other liabilities. The value of our obligations under these agreements was $15 million as of March 31, 2014 and December 31, 2013.

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

138	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of our allowance for loan and lease losses.

On November 1, 2013, we acquired Beech Street Capital, a privately-held, DUS lender that originates multi-family commercial loans with the intent to sell to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with Fannie Mae upon the sale of the DUS commercial loans. Under these agreements, losses on the covered loans are shared on a pari passu basis over the life of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded in the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The associated MSRs will also be reviewed for impairment annually.

We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion as of March 31, 2014 and December 31, 2013. The carrying value of outstanding letters of credit, which we include in other liabilities in our consolidated balance sheets, was $3 million and $4 million as of March 31, 2014 and December 31, 2013, respectively. These financial guarantees had expiration dates ranging from 2014 to 2025 as of March 31, 2014. The amount of the loss sharing agreement with Fannie Mae was $14 million at March 31, 2014 and December 31, 2013. No additional collateral or recourse provisions exist to reduce this exposure.

Payment Protection Insurance

In the U.K., we previously sold payment protection insurance (“PPI”). In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to PPI, which totaled $123 million and $139 million as of March 31, 2014 and December 31, 2013, respectively.

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

139	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated outstanding principal balance as of March 31, 2014 and December 31, 2013:

Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser (estimated)

	Unpaid Principal Balance		Original Unpaid Principal Balance
(Dollars in billions)	March 31, 2014	December 31, 2013	Total	2008	2007	2006	2005
Government sponsored enterprises (“GSEs”)(1)	$3	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	5	20	0	2	8	10
Uninsured Securitizations and Other	18	18	80	3	15	30	32

Total	$25	$26	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

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

140	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). An additional approximately $22 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $25 billion in unpaid principal balance remains outstanding as of March 31, 2014, of which approximately $6 billion in unpaid principal balance is at least 90 days delinquent. Approximately $21 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.8 billion original principal balance of mortgage loans as of March 31, 2014, unchanged from December 31, 2013. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 14.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2012	$59	$1,579	$781	$2,419
Gross new demands received	203	40	391	634
Loans repurchased/made whole	(49)	(5)	(27)	(81)
Demands rescinded	(124)	0	(23)	(147)

Open claims as of December 31, 2013	$89	$1,614	$1,122	$2,825

Gross new demands received	6	1	21	28
Loans repurchased/made whole	(17)	(1)	(1)	(19)
Demands rescinded	(45)	0	(8)	(53)

Open claims as of March 31, 2014	$33	$1,614	$1,134	$2,781

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

141	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes changes in our representation and warranty reserves for the three months ended March 31, 2014 and 2013:

Table 14.3: Changes in Representation and Warranty Reserves

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Representation and warranty repurchase reserve, beginning of period(1)	$1,172	$899
Provision (benefit) for mortgage representation and warranty losses(2)	(33)	97
Net realized losses	(11)	(2)

Representation and warranty repurchase reserve, end of period(1)	$1,128	$994

(1)	Reported in our consolidated balance sheets as a component of other liabilities.
(2)

The pre-tax portion of the provision for mortgage representation and warranty losses recognized in our consolidated statements of income as a component of non-interest income was an expense of $14 million and a benefit of $10 million in the first quarter of 2014 and 2013, respectively. The portion of the provision for mortgage representation and warranty recognized in our consolidated statements of income as a component of discontinued operations was a benefit of $47 million and an expense of $107 million in the first quarter of 2014 and 2013, respectively.

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

Table 14.4: Allocation of Representation and Warranty Reserves

	Reserve Liability
(Dollars in millions, except for loans sold)	March 31, 2014	December 31, 2013	Loans Sold 2005 to 2008(1)
Selected period-end data:
GSEs and Active Insured Securitizations	$917	$965	$27
Inactive Insured Securitizations and Others	211	207	84

Total	$1,128	$1,172	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third party investors between 2005 and 2008.

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

142	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

143	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The aggregate reserves for all three subsidiaries totaled $1.1 billion as of March 31, 2014, compared with $1.2 billion as of December 31, 2013. We recorded a total provision benefit related to mortgage representation and warranty losses of $33 million in the first quarter of 2014, which was primarily driven by updated legal assumptions with respect to probable and estimable losses. During the first quarter of 2014, we had settlements totaling $11 million that were charged against the reserves.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2014 is approximately $2.5 billion, a decline from our estimate of $2.6 billion at December 31, 2013. The estimate as of March 31, 2014 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the DBSP Litigation, the Ambac Litigation, the FHFA Litigation, the LXS Trust Litigation and the FHLB of Boston Litigation.

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

Should the number of claims or the loss rates on these claims increase significantly, our estimate of reasonably possible risk would increase materially. We also assume that we will resolve any loan repurchase requests relating to loans originated more than six years ago at a discount as compared to those originated within six years of a repurchase claim because of the pending legal arguments in various matters concerning the applicable statute of limitations.

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

144	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of March 31, 2014 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

145	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other things, that the defendants conspired to fix the merchant discount fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. In March 2014, the court granted a partial motion for class certification, and in April 2014 both plaintiffs and defendants filed a notice to appeal the decision to the Court of Appeal for British Columbia.

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including COBNA. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In January, 2014, the Ninth Circuit affirmed the lower court’s dismissal of the case. In April 2014, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court.

Credit Card Interest Rate Litigation

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. In August 2011, Capital One filed a motion for summary judgment, which remains pending with the court. In July 2013, the MDL plaintiffs filed a supplemental opposition to Capital One’s motion for summary judgment. In April 2014, the MDL was reassigned to a new Judge in the U.S. District Court for the Northern District of Georgia. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished.

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

146	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs: Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”), which affirmed the dismissal in April 2013. The New York Court of Appeals denied Syncora’s and CIFG’s motion for leave to appeal the First Department’s decision in February 2014.

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

In October 2012, CONA as successor to CCB, was named as a defendant in a lawsuit filed in the Southern District of New York by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (the “Ambac Litigation”). Plaintiffs allege, among other things, that CONA (as successor to CCB) breached certain representations and warranties in contracts relating to six securitizations with an aggregate original principal balance of approximately $5.2 billion which were sponsored by a CCB affiliate in 2006 and 2007 and backed by loans originated by CCB. Almost half of the securities issued by the six trusts are insured by Ambac. Plaintiffs seek unspecified damages, an order compelling CONA to indemnify Ambac for all accrued and future damages based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate, and all related fees, costs, and interest.

In May, June, and July 2012, FHFA (acting as conservator for Freddie Mac) filed three summons with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an aggregate original principal balance of $3.4 billion. In January 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans (the “FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest. The court denied GreenPoint’s motion to dismiss in March 2014.

In July 2013, Lehman XS Trust, Series 2006-4N, by its trustee U.S. Bank, N.A. filed a lawsuit in the Southern District of New York against GreenPoint alleging breaches of representations and warranties made in certain loan

147	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

FHLB Securities Litigation

In April 2011, the Federal Home Loan Bank of Boston (the “FHLB of Boston”) filed suit against dozens of mortgage industry participants in Massachusetts Superior Court, alleging, among other things, violations of Massachusetts state securities laws in the sale and marketing of certain residential mortgage-backed securities (the “FHLB of Boston Litigation”). Capital One Financial Corporation and CONA are named in the complaint as alleged successors in interest to CCB, which allegedly marketed some of the mortgage-backed securities at issue in the litigation. The FHLB of Boston seeks rescission, unspecified damages, attorneys’ fees, and other unspecified relief. The case was removed to the United States District Court for the District of Massachusetts in May 2011. FHLB of Boston filed an Amended Complaint in June 2012, and the Company’s motion to dismiss was denied in September 2013. The parties submitted a stipulation of dismissal in March 2014 after entering into a settlement for a nonmaterial amount.

Checking Account Overdraft Litigation

In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts was designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, captioned In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. In March 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. In June 2012, the MDL court granted plaintiff’s motion for class certification. The modified scheduling order entered by the MDL court contemplates the conclusion of discovery in the second quarter of 2014 and we anticipate a remand to the Eastern District of Louisiana in the third quarter of 2014.

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

148	CAPITAL ONE FINANCIAL CORPORATION (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In May 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. In November 2012, the court denied the Hawaii AG’s motion to remand. The Hawaii AG petitioned to appeal the District Court’s decision to the Ninth Circuit Court of Appeals, which was granted by the Ninth Circuit in April 2013. The Ninth Circuit set oral argument on the appeal for June 2014. The District Court case is now stayed pending the appeal.

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

Intellectual Ventures Corp., et al.

In June 2013, Intellectual Ventures I, LLC and Intellectual Ventures II, LLC (collectively “IV”) sued Capital One Financial Corp., Capital One Bank (USA), N.A. and Capital One, N.A. (collectively “Capital One”) for patent infringement in the United States District Court for the Eastern District of Virginia. In the Complaint, IV alleges infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and other patents in several other federal courts. Capital One’s motion to dismiss was denied without prejudice in August 2013. Capital One filed an answer and counterclaim alleging antitrust violations. In December 2013, the court dismissed Capital One’s counterclaim and decided the parties’ arguments on claim construction. IV agreed to dismiss two patents in suit, and following claim construction, asked for a stipulation of non-infringement for one patent with an opportunity to appeal the court’s decision regarding claim construction. In April 2014, the court granted Capital One’s motion for summary judgment and found that the two remaining patents were either unpatentable or indefinite.

In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. The court denied Capital One’s motion to transfer venue to the Eastern District of Virginia in March 2014.

149	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

150	CAPITAL ONE FINANCIAL CORPORATION (COF)

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

151	CAPITAL ONE FINANCIAL CORPORATION (COF)

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 3 is included in “Note 14—Commitments, Contingencies, Guarantees, and Others.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows shares of our common stock we repurchased during the first quarter of 2014:

(Dollars in millions, except per share information)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program
January 1-31, 2014
Open market transactions(2)	115,880	$69.79	—	N/A
February 1-28, 2014
Open market transactions(2)	310,720	70.33	—	N/A
March 1-31, 2014
Open market transactions(2)	139,235	75.65	—	N/A

Total	565,835	$71.53	—

(1)	Amounts exclude commission costs.
(2)

Shares purchased represent shares purchased and share swaps made in connection with stock option exercises and the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

N/A	Not applicable

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report and is incorporated herein by reference.

152	CAPITAL ONE FINANCIAL CORPORATION (COF)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 6, 2014	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

153	CAPITAL ONE FINANCIAL CORPORATION (COF)

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

DATED MARCH 31, 2014

Commission File No. 1-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (ii) the “2008 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 and (iii) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the 2008 Form 10-K).

2.2.1	Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on June 22, 2011).

2.2.2	First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the 2011 Form 10-K).

2.3.1	Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on August 12, 2011).

2.3.2	Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2012).

3.1	Restated Certificate of Incorporation of Capital One Financial Corporation (as amended and restated May 5, 2014) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 5, 2014).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated May 5, 2014 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 5, 2014).

3.3	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on August 20, 2012).

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

4.1.2	Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Form 8-A, filed on December 4, 2009).

154	CAPITAL ONE FINANCIAL CORPORATION (COF)

Exhibit No.	Description

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 20, 2012).

4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.

10.1	Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Definitive Schedule 14A, filed on March 18, 2014).

10.2*	Form of Restricted Stock Unit Award Agreement granted to our directors, under the Second Amended and Restated 2004 Stock Incentive Plan.

12.1*	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Richard D. Fairbank.

31.2*	Certification of Stephen S. Crawford.

32.1*	Certification** of Richard D. Fairbank.

32.2*	Certification** of Stephen S. Crawford.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

155	CAPITAL ONE FINANCIAL CORPORATION (COF)