Form 10-Q
period 2014-06-30
CAPITAL ONE FINANCIAL CORP
filed 2014-08-05
CIK 927628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 561,318,773 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

i	Capital One Financial Corporation (COF)

ii	Capital One Financial Corporation (COF)

iii	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K (“2013 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of June 30, 2014 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2013 Form 10-K.

1	Capital One Financial Corporation (COF)

 SUMMARY OF SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data from our results of operations for the second quarter and first six months of 2014 and 2013, and selected comparative balance sheet data as of June 30, 2014 and December 31, 2013. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been recast to conform to the current period presentation. The comparability of our results of operations between reported periods is impacted by the following transactions completed in 2013:

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

We use the term “Acquired Loans” to refer to a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank, F.S.B. (“CCB”) acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows resulting from further credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans. The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these Acquired Loans. The period-end carrying value of Acquired Loans accounted for subsequent to acquisition based on expected cash flows to be collected was $26.0 billion and $28.6 billion as of June 30, 2014 and December 31, 2013, respectively. For additional information, see “MD&A—Credit Risk Profile” and “Note 4—Loans.”

2	Capital One Financial Corporation (COF)

Table 1: Consolidated Financial Highlights (Unaudited)(1)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2014	2013	Change		2014	2013	Change
Income statement
Net interest income	$4,315	$4,553	(5	) %	$8,665	$9,123	(5	) %
Non-interest income	1,153	1,085	6		2,173	2,066	5

Total net revenue(2)	5,468	5,638	(3)		10,838	11,189	(3)
Provision for credit losses	704	762	(8)		1,439	1,647	(13)
Non-interest expense:
Marketing	335	330	2		660	647	2
Amortization of intangibles	136	167	(19)		279	344	(19)
Acquisition-related	18	50	(64)		41	96	(57)
Operating expenses	2,490	2,471	1		4,931	4,922	—

Total non-interest expense	2,979	3,018	(1)		5,911	6,009	(2)

Income from continuing operations before income taxes	1,785	1,858	(4)		3,488	3,533	(1)
Income tax provision	581	631	(8)		1,160	1,172	(1)

Income from continuing operations, net of tax	1,204	1,227	(2)		2,328	2,361	(1)
Income (loss) from discontinued operations, net of tax	(10)	(119)	(92)		20	(197)	**

Net income	1,194	1,108	8		2,348	2,164	9
Dividends and undistributed earnings allocated to participating securities	(4)	(4)	—		(9)	(9)	—
Preferred stock dividends	(13)	(13)	—		(26)	(26)	—

Net income available to common shareholders	$1,177	$1,091	8		$2,313	$2,129	9

Common share statistics
Earnings per common share:
Basic earnings per common share	$2.07	$1.88	10		$4.06	$3.66	11
Diluted earnings per common share	2.04	1.85	10		4.00	3.62	10
Weighted average common shares outstanding:
Basic	567.5	581.5	(2)		569.2	581.0	(2)
Diluted	577.6	588.8	(2)		578.9	587.9	(2)
Dividends per common share	0.30	0.30	—		0.60	0.35	71
Average balances
Loans held for investment(3)	$194,996	$190,562	2		$194,362	$193,265	1
Interest-earning assets	263,570	266,544	(1)		263,119	269,008	(2)
Total assets	294,744	297,748	(1)		294,498	300,290	(2)
Interest-bearing deposits	182,053	189,311	(4)		182,431	189,958	(4)
Total deposits	206,315	210,650	(2)		206,080	211,100	(2)
Borrowings	35,658	36,915	(3)		35,817	39,232	(9)
Common equity	42,797	40,637	5		42,408	40,335	5
Total stockholders’ equity	43,767	41,490	5		43,320	41,188	5
Selected performance metrics
Purchase volume(4)	$56,358	$50,788	11		$103,792	$95,886	8
Total net revenue margin(5)	8.30%	8.46%	(16	) bps	8.24%	8.32%	(8	) bps
Net interest margin(6)	6.55	6.83	(28)		6.59	6.78	(19)
Return on average assets	1.63	1.65	(2)		1.58	1.57	1
Return on average tangible assets(7)	1.73	1.74	(1)		1.67	1.66	1
Return on average common equity(8)	11.09	11.91	(82)		10.81	11.53	(72)
Return on average tangible common equity(9)	17.47	19.62	(215)		17.15	19.18	(203)
Equity-to-assets ratio	14.85	13.93	92		14.71	13.72	99
Non-interest expense as a % of average loans held for investment	6.11	6.33	(22)		6.08	6.22	(14)
Efficiency ratio(10)	54.48	53.53	95		54.54	53.70	84
Effective income tax rate from continuing operations	32.5	34.0	(150)		33.3	33.2	10
Net charge-offs	$812	$969	(16	) %	$1,743	$2,048	(15	) %
Net charge-off rate(11)	1.67%	2.03%	(36	) bps	1.79%	2.12%	(33	) bps
Net charge-off rate (excluding Acquired Loans)	1.93	2.46	(53)		2.08	2.58	(50)

3	Capital One Financial Corporation (COF)

(Dollars in millions except per share data as noted)	June 30, 2014	December 31, 2013	Change
Balance sheet (period end)
Loans held for investment(3)	$198,528	$197,199	1%
Interest-earning assets	266,720	265,170	1
Total assets	298,317	296,933	—
Interest-bearing deposits	180,970	181,880	(1)
Total deposits	205,890	204,523	1
Borrowings	39,114	40,654	(4)
Common equity	42,477	40,779	4
Total stockholders’ equity	43,815	41,632	5
Credit quality metrics (period end)
Allowance for loan and lease losses	$3,998	$4,315	(7)
Allowance as a % of loans held for investment (“allowance coverage ratio”)	2.01%	2.19%	(18	) bps
Allowance as a % of loans held for investment (excluding Acquired Loans)	2.30	2.54	(24)
30+ day performing delinquency rate	2.24	2.63	(39)
30+ day performing delinquency rate (excluding Acquired Loans)	2.58	3.08	(50)
30+ day delinquency rate	2.53	2.96	(43)
30+ day delinquency rate (excluding Acquired Loans)	2.91	3.46	(55)
Capital ratios(12)
Common equity Tier 1 capital ratio	12.72%	N/A	**
Tier 1 common ratio	N/A	12.19%	**
Tier 1 risk-based capital ratio	13.31	12.57	74	bps
Total risk-based capital ratio	15.36	14.69	67
Tier 1 leverage ratio	10.70	10.06	64
Tangible common equity (“TCE”) ratio(13)	9.52	8.89	63
Associates
Employees (in thousands), period end(14)	44.6	45.4	(2	) %

**	Change is not meaningful.

(1)

We adopted ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects” (Investments in Qualified Affordable Housing Projects) as of January 1, 2014. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results and related metrics have been recast to conform to this presentation.

(2)

Total net revenue was reduced by $153 million and $316 million in the second quarter and first six months of 2014, respectively, and by $192 million and $457 million in the second quarter and first six months of 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees.

(3)	Loans held for investment includes loans acquired in the CCB, ING Direct and 2012 U.S. card acquisitions. See “Note 4—Loans” for additional information on Acquired Loans.

(4)

Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(5)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(6)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.

(7)

Calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(8)

Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.

(9)

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

4	Capital One Financial Corporation (COF)

(10)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(11)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

(12)

Beginning on January 1, 2014, we calculate our regulatory capital under Basel III Standardized Approach subject to transition provisions. Prior to the first quarter of 2014, we calculated regulatory capital measures under Basel I. See “MD&A—Capital Management” and “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of each of these ratios.

(13)

TCE ratio is a non-GAAP measure calculated based on tangible common equity divided by tangible assets. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(14)

Effective Q2 2014, we changed our presentation from total full-time equivalent employees to total employees. All prior periods have been recast to conform to the current presentation. During this change, we determined that we had previously understated the total number of full-time equivalent employees by approximately 7%.

 INTRODUCTION

General

We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2014, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” Certain business terms used in this document are defined in the “Glossary and Acronyms” section and should be read in conjunction with the consolidated financial statements included in this Report.

We had total loans held for investment of $198.5 billion, deposits of $205.9 billion and stockholders’ equity of $43.8 billion as of June 30, 2014, compared with total loans held for investment of $197.2 billion, deposits of $204.5 billion and stockholders’ equity of $41.6 billion as of December 31, 2013.

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with interest on customer deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of reward expenses, service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses (including salaries and associate benefits, occupancy and equipment costs, professional services, communication and data processing expenses and other miscellaneous expenses), marketing expenses and income taxes.

Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the Other category.

•	Credit Card: Consists of our domestic consumer and small business card lending, national closed-end installment lending and the international card lending businesses in Canada and the United Kingdom.

5	Capital One Financial Corporation (COF)

•

Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses, national deposit gathering, national auto lending and consumer home loans lending and servicing activities.

•

Commercial Banking: Consists of our lending, deposit gathering and treasury management services to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million and $1 billion.

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the second quarter and first six months of 2014 and 2013. We provide information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments” in our 2013 Form 10-K. We also provide a reconciliation of our total business segment results to our results based on the accounting principles generally accepted in the U.S. (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.

Table 2: Business Segment Results(1)

	Three Months Ended June 30,
	2014				2013
	Total Net Revenue(2)		Net Income(3)		Total Net Revenue(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,300	61%	$668	55%	$3,636	65%	$719	58%
Consumer Banking	1,601	29	334	28	1,667	30	444	36
Commercial Banking(4)	545	10	171	14	495	8	181	15
Other(5)	22	—	31	3	(160)	(3)	(117)	(9)

Total from continuing operations	$5,468	100%	$1,204	100%	$5,638	100%	$1,227	100%

	Six Months Ended June 30,
	2014				2013
	Total Net Revenue(2)		Net Income(3)		Total Net Revenue(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$6,610	61%	$1,336	57%	$7,287	65%	$1,405	59%
Consumer Banking	3,184	29	664	29	3,326	30	827	35
Commercial Banking(4)	1,053	10	308	13	980	9	374	16
Other(5)	(9)	—	20	1	(404)	(4)	(245)	(10)

Total from continuing operations	$10,838	100%	$2,328	100%	$11,189	100%	$2,361	100%

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Total net revenue consists of net interest income and non-interest income.

(3)	Net income for our business segments is reported based on income from continuing operations, net of tax.

(4)	On investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis.

(5)

Includes the residual impact of the allocation of certain items, our centralized Corporate Treasury group activities, as well as other items as described in “Note 19—Business Segments” in our 2013 Form 10-K.

6	Capital One Financial Corporation (COF)

 EXECUTIVE SUMMARY AND BUSINESS OUTLOOK

We reported net income of $1.2 billion ($2.04 per diluted common share) on total net revenue of $5.5 billion and net income of $2.3 billion ($4.00 per diluted common share) on total net revenue of $10.8 billion for the second quarter and first six months of 2014, respectively. In comparison, we reported net income of $1.1 billion ($1.85 per diluted common share) on total net revenue of $5.6 billion and net income of $2.2 billion ($3.62 per diluted common share) on total net revenue of $11.2 billion for the second quarter and first six months of 2013, respectively.

Beginning on January 1, 2014, we calculate our regulatory capital under the Basel III Standardized Approach subject to transition provisions. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach including transition provisions, was 12.72% as of June 30, 2014. Our Tier 1 common ratio, as calculated under Basel I, was 12.19% as of December 31, 2013. These numbers are not directly comparable due to methodological differences in the calculation of the ratios.

On March 26, 2014, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock (“2014 Stock Repurchase Program”). Through the end of the second quarter of 2014, we have repurchased approximately $1 billion of common stock and expect to complete the 2014 Stock Repurchase Program by the first quarter of 2015. See “Capital Management” below for additional information.

Below are additional highlights of our performance in the second quarter and first six months of 2014. These highlights generally are based on a comparison between the results of the second quarter and first six months of 2014 and 2013, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2014, compared with our financial condition and credit performance as of December 31, 2013. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”

Total Company

•

Earnings: Our net income increased by $86 million in the second quarter of 2014, or 8%, to $1.2 billion compared to $1.1 billion in the second quarter of 2013, and our net income increased by $184 million in the first six months of 2014, or 9%, to $2.3 billion, compared to $2.2 billion for the first six months of 2013. Significant drivers of the increase in earnings in the second quarter and first six months of 2014 were a decrease in the provision for credit losses due to lower charge-offs; and a pre-tax benefit for mortgage representation and warranty losses of $18 million and $51 million for the second quarter and first six months of 2014, respectively, compared to a pre-tax provision for mortgage representation and warranty losses of $183 million and $280 million for the second quarter and first six months of 2013 respectively. These items were partially offset by a decrease in net interest income attributable to lower average interest-earning assets and lower yields in the Credit Card business.

•

Loans Held for Investment: Period-end loans held for investment increased by $1.3 billion, or 1%, in the first six months of 2014, to $198.5 billion as of June 30, 2014, from $197.2 billion as of December 31, 2013. The increase was due to commercial and industrial and commercial and multifamily real estate loan growth in our Commercial Banking business, and continued strong auto loan originations outpacing the run-off of the acquired home loans portfolio in our Consumer Banking business. Overall, there was a decline in our credit card loan portfolio primarily due to seasonality in the first quarter, partially offset by loan growth in the second quarter in our Credit Card business.

•

Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 36 basis points to 1.67% in the second quarter of 2014, compared to 2.03% in the second quarter of 2013, and our net charge-off rate decreased by 33 basis points in the first six months of 2014, to 1.79%, compared to 2.12% for the first six months of 2013. The decrease in our reported net charge-offs and net charge-off rates were largely due to the improvement in delinquencies and run-off of portfolios with higher credit risk. Our reported 30+ day

7	Capital One Financial Corporation (COF)

delinquency rate declined to 2.53% as of June 30, 2014, from 2.96% as of December 31, 2013, and 2.71% as of June 30, 2013. The decrease from year end was primarily due to seasonality and strong credit performance. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•

Allowance for Loan and Lease Losses: We reduced our allowance for loan and lease losses by $317 million to $4.0 billion as of June 30, 2014, from $4.3 billion as of December 31, 2013. The decrease in the allowance for loan and lease losses was mainly due to improvements in delinquency inventories coupled with an improved credit outlook. The allowance coverage ratio declined to 2.01% as of June 30, 2014, from 2.19% as of December 31, 2013.

•

Representation and Warranty Reserve: The representation and warranty reserve decreased by $160 million to $1.0 billion as of June 30, 2014, from $1.2 billion as of December 31, 2013. We recorded a benefit for mortgage representation and warranty losses of $51 million (which includes benefits of $36 million and $15 million in discontinued operations and continuing operations, respectively) in the first six months of 2014. The decrease in representation and warranty reserve was primarily driven by legal developments.

Business Segment Financial Performance

•

Credit Card: Our Credit Card business generated net income from continuing operations of $668 million and $1.3 billion in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $719 million and $1.4 billion in the second quarter and first six months of 2013, respectively. The decreases in net income for these periods were driven by a decrease in net interest income primarily due to the Portfolio Sale in the third quarter of 2013 and the run-off of certain credit card loans acquired in the 2012 U.S. card acquisition, partially offset by (i) a reduction in the provision for credit losses as a result of lower charge-offs on the underlying loan portfolio; (ii) lower acquisition-related costs; and (iii) lower operating expenses attributable to the Portfolio Sale and operating efficiency. Period-end loans held for investment in our Credit Card business decreased by $2.3 billion to $79.0 billion as of June 30, 2014 from $81.3 billion as of December 31, 2013. The decrease was largely due to seasonal decreases in the first quarter of 2014 partially offset by growth in the second quarter of 2014.

•

Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $334 million and $664 million in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $444 million and $827 million in the second quarter and first six months of 2013, respectively. The decreases in net income in these periods were primarily attributable to a higher provision for loan and lease losses, net interest margin compression in both retail banking and the auto loans portfolio, partially offset by growth in the auto loans portfolio. Period-end loans held for investment in our Consumer Banking business increased by $300 million to $71.1 billion as of June 30, 2014, from $70.8 billion as of December 31, 2013, due to growth in our auto loans portfolio outpacing the run-off in our home loans portfolio.

•

Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $171 million and $308 million in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $181 million and $374 million in the second quarter and first six months of 2013, respectively. The decreases in net income for these periods were primarily due to a higher provision for credit losses, reflecting a lower allowance release. We recorded a provision for credit losses of $12 million and $52 million in the second quarter and first six months of 2014, respectively, compared to a benefit of $14 million and $49 million in the second quarter and first six months of 2013, respectively. Higher revenue due to growth in commercial loans was offset by rate spread compression and increased operating expenses associated with continued investments in business growth and the Beech Street Capital acquisition. Period-end loans held for investment in our Commercial Banking business increased by $3.3 billion to $48.3 billion as of June 30, 2014, from $45.0 billion as of December 31, 2013. The increase was driven by strong loan originations in the commercial and industrial and commercial and multifamily real estate businesses.

8	Capital One Financial Corporation (COF)

Business Outlook

We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies; (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report for more information on forward-looking statements included in this Report and “Item 1A. Risk Factors” in our 2013 Form 10-K for factors that could materially influence our results.

Total Company Expectations

We continue to expect 2014 pre-provision earnings, excluding non-recurring items, of approximately $10 billion. In addition, we expect modest changes in the components of pre-provision earnings with higher revenue offsetting higher expenses relative to our initial expectations for 2014. We expect an increase in marketing in the second half of 2014, driven by both expected seasonal trends and because of the success and continuing opportunities we see to grow customer relationships, purchase volume, and loans. Although we had a release of allowance in the second quarter, we believe that we are less likely to see allowance releases going forward as we return to growth and considering charge-offs are below historical averages. Actual results are expected to vary from these expectations within a reasonable margin of error.

We expect that pre-provision earnings will rise in 2015, with growth in average loans driving increased revenues, partially offset by higher non-interest expense, as we continue to invest to sustain growth and returns. Although it will vary from quarter to quarter, we expect the full-year 2015 efficiency ratio to be between 53% and 54%, excluding non-recurring items.

We believe our actions have created a balance sheet with strong capital and liquidity. The Federal Reserve did not object to our capital plan submitted in the 2014 CCAR cycle. Pursuant to the capital plan, we expect to maintain our quarterly dividend of $0.30 per share, subject to approval by the Board of Directors. In addition, the Board of Directors authorized the establishment of a share repurchase program to repurchase of up to $2.5 billion of shares of our common stock through the end of the first quarter of 2015. Under this program, we repurchased approximately $1 billion of our shares in the second quarter, and we expect to repurchase an additional $1.5 billion over the next three quarters.

The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position and amount of retained earnings. Our 2014 Stock Repurchase Program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” for more information.

Business Segment Expectations

Credit Card: We returned to year-over-year growth in the Domestic Card portfolio in the second quarter. Our estimate of the run-off of acquired card loans is now substantially less than $1 billion for 2014 and we no longer

9	Capital One Financial Corporation (COF)

expect it to be a significant offset to growth. Overall, we believe that our Domestic Card portfolio continues to be well-positioned and will continue to deliver strong, sustainable and resilient returns and generate capital on a strong trajectory.

Consumer Banking: In our Consumer Banking business, we expect auto credit losses will gradually increase from the historic lows of the past few years and that auto margins and returns will continue to decline, but remain within ranges that support an attractive business. We expect home loans run-off of approximately $6 billion in 2014 based on our current view of interest rates. In addition, we expect the impacts of the prolonged low interest rate environment to continue to pressure the economics of our retail banking deposit businesses, even if rates rise in 2014.

Commercial Banking: In our Commercial Banking business, charge-offs, non-performing loans and criticized loans are at exceptionally low levels and we expect strong credit performance to continue in 2014. As competition continues to increase, it is likely that the pace of the growth in our Commercial Banking business will moderate over time. We continue to expect our focused and specialized approach to deliver strong results in 2014.

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

10	Capital One Financial Corporation (COF)

 ACCOUNTING CHANGES AND DEVELOPMENTS

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance permitting an entity to account for Investments in Qualified Affordable Housing Projects using the proportional amortization method, if certain criteria are met. The proportional method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these investments were under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. Prior period results and related metrics have been recast. See “Note 1—Summary of Significant Accounting Policies” for more information.

 CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2014 and 2013. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between the interest income and applicable fees earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets and interest-bearing liabilities include interest-bearing deposits, senior and subordinated notes, securitized debt obligations and other borrowings. We include in interest income any past due fees on loans that we deem collectible. Our net interest margin based on our consolidated results represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the second quarter and first six months of 2014 and 2013.

11	Capital One Financial Corporation (COF)

Table 3: Average Balances, Net Interest Income and Net Interest Yield(1)

	Three Months Ended June 30,
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$69,366	$2,419	13.95%	$76,125	$2,782	14.62%
International credit card	7,621	318	16.69	7,980	323	16.19

Total credit card	76,987	2,737	14.22	84,105	3,105	14.77
Consumer banking	71,049	1,103	6.21	73,065	1,093	5.98
Commercial banking	47,152	412	3.50	39,530	379	3.84
Other	134	27	80.60	174	19	43.68

Total loans, including loans held for sale	195,322	4,279	8.76	196,874	4,596	9.34
Investment securities	62,518	409	2.62	63,907	391	2.45
Cash equivalents and other interest-earning assets	5,730	24	1.68	5,763	23	1.60

Total interest-earning assets	$263,570	$4,712	7.15	$266,544	$5,010	7.52

Cash and due from banks	2,871			2,677
Allowance for loan and lease losses	(4,099)			(4,604)
Premises and equipment, net	3,808			3,784
Other assets	28,594			29,347

Total assets	$294,744			$297,748

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$182,053	$272	0.60	$189,311	$318	0.67
Securitized debt obligations	10,731	39	1.45	10,942	45	1.65
Senior and subordinated notes	16,004	78	1.95	12,692	82	2.58
Other borrowings	8,923	8	0.36	13,281	12	0.36

Total interest-bearing liabilities	$217,711	$397	0.73	$226,226	$457	0.81

Non-interest bearing deposits	24,262			21,339
Other liabilities	9,004			8,693

Total liabilities	250,977			256,258
Stockholders’ equity	43,767			41,490

Total liabilities and stockholders’ equity	$294,744			$297,748

Net interest income/spread		$4,315	6.42		$4,553	6.71

Impact of non-interest bearing funding			0.13			0.12

Net interest margin			6.55%			6.83%

12	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$69,582	$4,896	14.07%	$77,547	$5,598	14.44%
International credit card	7,655	638	16.67	8,108	652	16.08

Total credit card	77,237	5,534	14.33	85,655	6,250	14.59
Consumer banking	70,943	2,197	6.19	73,756	2,195	5.95
Commercial banking	46,361	807	3.48	39,058	756	3.87
Other	133	48	72.18	179	44	49.16

Total loans, including loans held for sale	194,674	8,586	8.82	198,648	9,245	9.31
Investment securities	62,322	825	2.65	63,930	765	2.39
Cash equivalents and other interest-earning assets	6,123	54	1.76	6,430	51	1.59

Total interest-earning assets	$263,119	$9,465	7.19	$269,008	$10,061	7.48

Cash and due from banks	2,849			2,475
Allowance for loan and lease losses	(4,202)			(4,778)
Premises and equipment, net	3,823			3,733
Other assets	28,909			29,852

Total assets	$294,498			$300,290

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$182,431	$548	0.60	$189,958	$644	0.68
Securitized debt obligations	10,576	77	1.46	11,348	101	1.78
Senior and subordinated notes	15,088	155	2.05	12,340	164	2.66
Other borrowings	10,153	20	0.39	15,544	29	0.37

Total interest-bearing liabilities	$218,248	$800	0.73	$229,190	$938	0.82

Non-interest bearing deposits	23,649			21,142
Other liabilities	9,281			8,770

Total liabilities	251,178			259,102
Stockholders’ equity	43,320			41,188

Total liabilities and stockholders’ equity	$294,498			$300,290

Net interest income/spread		$8,665	6.46		$9,123	6.66

Impact of non-interest bearing funding			0.13			0.12

Net interest margin			6.59%			6.78%

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for investments in qualified affordable housing projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

13	Capital One Financial Corporation (COF)

(2)

Past due fees included in interest income totaled approximately $336 million and $695 million in the second quarter and first six months of 2014, respectively, and $464 million and $944 million in the second quarter and first six months of 2013, respectively.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

Net interest income decreased by $238 million, or 5%, from the second quarter of 2013 to $4.3 billion in the second quarter of 2014 primarily driven by a decrease in average interest-earning assets in our Credit Card business, partially offset by lower funding costs. Net interest income of $8.7 billion in the first six months of 2014, decreased by $458 million, or 5%, from the first six months of 2013, primarily driven by a decrease in average interest-earning assets, partially offset by lower funding costs and higher yields in investment securities.

•

Average Interest-Earning Assets: The decrease in average interest-earning assets in the second quarter of 2014, compared to the second quarter of 2013, and in the first six months of 2014, compared to the first six months of 2013, was primarily driven by the Portfolio Sale in the third quarter of 2013, the run-off in our acquired home loans portfolio within our Consumer Banking business, and the run-off of certain receivables acquired in the 2012 U.S. card acquisition, partially offset by continued strong growth in commercial and auto loans. The decrease in average investment securities was due to sales and paydowns outpacing purchases.

•

Net Interest Margin: The decrease in our net interest margin in the second quarter of 2014, compared to the second quarter of 2013, and in the first six months of 2014, compared to the first six months of 2013, was primarily due to lower yields on our credit card and commercial loan portfolios, partially offset by a reduction in our cost of funds and higher yields in our investment securities.

Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.

Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs 2013			2014 vs. 2013
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(368)	$(256)	$(112)	$(716)	$(605)	$(111)
Consumer banking	10	(30)	40	2	(84)	86
Commercial banking	33	66	(33)	51	127	(76)
Other	8	(4)	12	4	(11)	15

Total loans, including loans held for sale	(317)	(224)	(93)	(659)	(573)	(86)

Investment securities	18	(8)	26	60	(19)	79
Cash equivalents and other interest-earning assets	1	—	1	3	(2)	5

Total interest income	(298)	(232)	(66)	(596)	(594)	(2)

Interest expense:
Deposits	(46)	(12)	(34)	(96)	(25)	(71)
Securitized debt obligations	(6)	—	(6)	(24)	(6)	(18)
Senior and subordinated notes	(4)	16	(20)	(9)	28	(37)
Other borrowings	(4)	(4)	—	(9)	(10)	1

Total interest expense	(60)	—	(60)	(138)	(13)	(125)

Net interest income	$(238)	$(232)	$(6)	$(458)	$(581)	$123

14	Capital One Financial Corporation (COF)

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

Non-Interest Income

Non-interest income primarily consists of interchange income net of rewards expense, service charges and other customer-related fees, and other non-interest income. Other non-interest income includes the pre-tax provision for mortgage representation and warranty losses related to continuing operations. It also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships, as well as hedge ineffectiveness.

Table 5 displays the components of non-interest income for the second quarter and first six months of 2014 and 2013.

Table 5: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Service charges and other customer-related fees	$460	$534	$934	$1,084
Interchange fees, net	535	486	975	931
Net other-than-temporary impairment	(1)	(4)	(6)	(29)
Other non-interest income:
Benefit for mortgage representation and warranty losses(1)	29	4	15	14
Net (losses) gains from the sale of investment securities	(1)	1	12	3
Net fair value gains (losses) on free-standing derivatives(2)	13	2	26	(3)
Other	118	62	217	66

Total other non-interest income	159	69	270	80

Total non-interest income	$1,153	$1,085	$2,173	$2,066

(1)

Represents the benefit for mortgage representation and warranty losses recorded in continuing operations. For the total impact to the provision for mortgage representation and warranty losses, including the portion recognized on our consolidated statements of income as a component of discontinued operations, see “MD&A—Consolidated Balance Sheets Analysis—Table 14: Changes in Representation and Warranty Reserve.”

(2)

Excludes changes in cumulative credit risk valuation adjustments related to derivatives in a gain position. Credit risk valuation adjustments for derivative assets totaled $5 million and $7 million as of June 30, 2014 and December 31, 2013, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.

Non-interest income increased by $68 million, or 6%, to $1.2 billion in the second quarter of 2014, from $1.1 billion in second quarter of 2013. Non-interest income increased by $107 million, or 5%, to $2.2 billion in the first six months of 2014, from $2.1 billion in the first six months of 2013. The main drivers for the increases in non-interest income were (i) an increase in interchange fees, net due to strong purchase volume in our credit card loan portfolio; and (ii) an increase in the benefit for mortgage representation and warranty losses resulting from legal developments. These were partially offset by a decrease in service charges and other customer-related fees in our Credit Card business reflecting our strategic choice to discontinue certain card-related fees.

15	Capital One Financial Corporation (COF)

Provision for Credit Losses

Our provision for credit losses in each period is driven by charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $704 million and $1.4 billion in the second quarter and first six months of 2014, respectively, compared with $762 million and $1.6 billion in the second quarter and first six months of 2013, respectively.

The decreases in the provision for credit losses of $58 million and $208 million in the second quarter and first six months of 2014, respectively, were driven by lower charge-offs partially offset by a lower release of the allowance for loan and lease losses. The decrease in our reported net charge-offs was largely due to credit improvement of the underlying portfolio. The decrease in our allowance for loan and lease losses was attributable to an overall improved credit outlook coupled with improvements in delinquency inventories.

We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K.

Non-Interest Expense

Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other miscellaneous expenses, as well as marketing costs, merger-related expenses and amortization of intangibles. Table 6 displays the components of non-interest expense for the second quarter and first six months of 2014 and 2013.

Table 6: Non-Interest Expense(1)(2)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Salaries and associate benefits	$1,125	$1,118	$2,286	$2,213
Occupancy and equipment	447	371	852	728
Marketing	335	330	660	647
Professional services	296	340	583	662
Communications and data processing	203	236	399	452
Amortization of intangibles	136	167	279	344
Other non-interest expense:
Collections	98	119	197	248
Fraud losses	57	53	130	105
Bankcard, regulatory and other fee assessments	114	142	227	280
Other	168	142	298	330

Other non-interest expense	437	456	852	963

Total non-interest expense	$2,979	$3,018	$5,911	$6,009

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)

Includes acquisition-related costs of $18 million and $41 million in the second quarter and first six months of 2014, respectively as compared with $50 million and $96 million in the second quarter and first six months of 2013, respectively. These amounts are comprised of transaction costs, legal and other professional or consulting fees, restructuring costs, and integration expense.

16	Capital One Financial Corporation (COF)

Non-interest expense decreased by $39 million, or 1%, to $3.0 billion in the second quarter of 2014, from $3.0 billion in the second quarter of 2013. Non-interest expense decreased by $98 million, or 2%, to $5.9 billion in the first six months of 2014, from $6.0 billion in the first six months of 2013. The decrease reflects a reduction in acquisition-related costs and a decline in amortization of intangibles. These were partially offset by (i) higher operating expenses attributable to growth in our auto loans portfolio; (ii) the change to include auto repossession-related expenses as a component of operating expenses (prior to January 1, 2014 these costs were reported as a component of net charge-offs); and (iii) higher operating expenses attributable to growth in our Commercial Banking business, partially offset by lower bankcard, regulatory and other fee assessments and communication and data processing expenses.

Income Taxes

We recorded income tax provisions of $581 million (32.5% effective income tax rate) and $1.2 billion (33.3% effective income tax rate) in the second quarter and first six months of 2014, respectively, compared to income tax provisions of $631 million (34.0% effective income tax rate) and $1.2 billion (33.2% effective income tax rate) in the second quarter and first six months of 2013, respectively. The decrease in our effective income tax rate in the second quarter of 2014 from the second quarter of 2013, was primarily attributable to increased tax credits and tax exempt income, as well as a reduction in unfavorable net discrete tax expense. The slight increase in our effective income tax rate in the first six months of 2014 from the first six months of 2013 was primarily attributable to increased discrete tax expense in the first six months of 2014 over the first six months of 2013, partially offset by increased tax credits and tax exempt income. Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 32.5% in both the second quarter and first six months of 2014, and 33.5%, and 33.1% in the second quarter and first six months of 2013, respectively.

We provide additional information on items affecting our income taxes and effective tax rate in our 2013 Form 10-K in “Note 17—Income Taxes.”

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit that we closed in 2007. Loss from discontinued operations, net of tax, was $10 million and income from discontinued operations, net of tax, was $20 million as of the second quarter and first six months of 2014, respectively, compared to losses of $119 million and $197 million in the second quarter and first six months of 2013, respectively. The pre-tax portion of the provision for mortgage representation and warranty losses recognized on our consolidated statements of income as a component of discontinued operations was a provision of $11 million ($7 million net of tax) and a benefit of $36 million ($23 million net of tax) in the second quarter and first six months of 2014, respectively, and provisions of $187 million ($117 million net of tax) and $294 million ($184 million net of tax) in the second quarter and first six months of 2013, respectively.

We provide additional information on the provision for mortgage representation and warranty losses and the related reserve for potential representation and warranty claims in “Consolidated Balance Sheets Analysis—Potential Mortgage Representation and Warranty Liabilities” and “Note 14—Commitments, Contingencies, Guarantees, and Others.”

17	Capital One Financial Corporation (COF)

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

Below we summarize our business segment results for the second quarter and first six months of 2014 and 2013 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of June 30, 2014, compared with December 31, 2013. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”

Credit Card Business

The primary sources of revenue for our Credit Card business are interest income, fees collected from customers and interchange fees. Expenses primarily consist of the provision for credit losses, operating costs such as salaries and associate benefits, occupancy and equipment, professional services, communications and data processing expenses and marketing expenses. Rewards costs are generally netted against interchange fees.

Our Credit Card business generated net income from continuing operations of $668 million and $1.3 billion in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $719 million and $1.4 billion in the second quarter and first six months of 2013, respectively.

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.

18	Capital One Financial Corporation (COF)

Table 7: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$2,461	$2,804	(12)%		$4,986	$5,634	(12)%
Non-interest income	839	832	1		1,624	1,653	(2)

Total net revenue(1)	3,300	3,636	(9)		6,610	7,287	(9)
Provision for credit losses	549	713	(23)		1,107	1,456	(24)
Non-interest expense	1,719	1,819	(5)		3,445	3,667	(6)

Income from continuing operations before income taxes	1,032	1,104	(7)		2,058	2,164	(5)
Income tax provision	364	385	(5)		722	759	(5)

Income from continuing operations, net of tax	$668	$719	(7)		$1,336	$1,405	(5)

Selected performance metrics:
Average loans held for investment(2)	$76,997	$77,946	(1)		$77,248	$80,435	(4)
Average yield on loans held for investment(3)	14.22%	15.94%	(172)	bps	14.33%	15.54%	(121)	bps
Total net revenue margin(4)	17.14	18.66	(152)		17.11	18.12	(101)
Net charge-offs	$685	$850	(19)%		$1,465	$1,772	(17)%
Net charge-off rate	3.56%	4.36%	(80)	bps	3.79%	4.41%	(62)	bps
Card loan premium amortization and other intangible accretion(5)	$31	$57	(46)%		$68	$114	(40)%
PCCR intangible amortization	94	110	(15)		192	226	(15)
Purchase volume(6)	56,358	50,788	11		103,792	95,886	8

(Dollars in millions)	June 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(2)	$79,018	$81,305	(3)%
30+ day performing delinquency rate	2.89%	3.46%	(57)	bps
30+ day delinquency rate	2.97	3.54	(57)
Nonperforming loan rate	0.10	0.11	(1)
Allowance for loan and lease losses	$2,858	$3,214	(11)%
Allowance coverage ratio(7)	3.62%	3.95%	(33)	bps

(1)

We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $153 million and $316 million in the second quarter and first six months of 2014, respectively, and by $192 million and $457 million in the second quarter and first six months of 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $182 million and $190 million as of June 30, 2014 and December 31, 2013, respectively.

(2)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(3)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income also includes interest income on loans held for sale. The transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the average yield for the total Credit Card business of 152 and 124 basis points in the second quarter and first six months of 2013, respectively.

(4)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. Annualized interest income also includes interest income on loans held for sale. The transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the total Credit Card business of 169 and 139 basis points in the second quarter and first six months of 2013, respectively.

(5)

Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.

19	Capital One Financial Corporation (COF)

(6)

Consists of credit card purchase transactions, net of returns for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(7)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2014, compared with the second quarter and first six months of 2013, and changes in financial condition and credit performance between June 30, 2014 and December 31, 2013 include the following:

•

Net Interest Income: Net interest income decreased by $343 million, or 12%, in the second quarter of 2014 from the second quarter of 2013, to $2.5 billion, and by $648 million, or 12%, in the first six months of 2014 from the first six months of 2013, to $5.0 billion. The decrease in net interest income was primarily driven by the Portfolio Sale in the third quarter of 2013 and the run-off of certain credit card loans acquired in the 2012 U.S. card acquisition.

•

Non-Interest Income: Non-interest income increased by $7 million, or 1%, in the second quarter of 2014 from the second quarter of 2013, to $839 million, and decreased by $29 million, or 2%, in the first six months of 2014 from the first six months of 2013, to $1.6 billion. The decrease in the first six months of 2014 compared to the first six months of 2013 was largely due to a reduction in customer fees, partially offset by increased interchange fees, net driven by higher purchase volume.

•

Provision for Credit Losses: The provision for credit losses decreased by $164 million, or 23%, in the second quarter of 2014 from the second quarter of 2013, to $549 million, and by $349 million, or 24%, in the first six months of 2014 from the first six months of 2013, to $1.1 billion. The decrease was driven by lower charge-offs in the second quarter and first six months of 2014 attributable to lower delinquencies in the underlying loan portfolio.

•

Non-Interest Expense: Non-interest expense decreased by $100 million, or 5%, in the second quarter of 2014 from the second quarter of 2013, to $1.7 billion, and by $222 million, or 6%, in the first six months of 2014 from the first six months of 2013, to $3.4 billion. The decrease was largely due to lower acquisition-related costs and operating expenses associated with the Portfolio Sale in the third quarter of 2013, as well as operating efficiencies. Non-interest expense also included PCCR intangible amortization of $192 million in the first six months of 2014, compared with $226 million in the first six months of 2013.

•

Loans Held for Investment: Period-end loans held for investment decreased by $2.3 billion, or 3%, to $79.0 billion as of June 30, 2014, from $81.3 billion as of December 31, 2013. The decrease was largely due to expected seasonal decreases in the first quarter 2014 and the run-off of certain credit card loans acquired in the 2012 U.S. card acquisition, partially offset by growth in the credit card loan portfolio in the second quarter of 2014.

•

Charge-off and Delinquency Statistics: Our reported net charge-off rate decreased to 3.56% and 3.79% in the second quarter and first six months of 2014, respectively, from 4.36% and 4.41% in the second quarter and first six months of 2013, respectively. The decrease was largely due to continued economic improvement and portfolio seasoning. The 30+ day delinquency rate decreased to 2.97% as of June 30, 2014, from 3.54% as of December 31, 2013 primarily due to seasonality and strong credit performance.

Domestic Card Business

Domestic Card generated net income from continuing operations of $607 million and $1.2 billion in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $638 million and $1.3 billion in the second quarter and first six months of 2013, respectively. Domestic Card accounted for 90% of total net revenues in the second quarter and first six months of 2014 and 2013, for our Credit Card business.

20	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.

Table 7.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$2,193	$2,536	(14)%		$4,448	$5,092	(13)%
Non-interest income	768	737	4		1,470	1,461	1

Total net revenue	2,961	3,273	(10)		5,918	6,553	(10)
Provision for credit losses	504	647	(22)		990	1,294	(23)
Non-interest expense	1,513	1,635	(7)		3,058	3,268	(6)

Income from continuing operations before income taxes	944	991	(5)		1,870	1,991	(6)
Income tax provision	337	353	(5)		668	709	(6)

Income from continuing operations, net of tax	$607	$638	(5)		$1,202	$1,282	(6)

Selected performance metrics:
Average loans held for investment(1)	$69,376	$69,966	(1)		$69,592	$72,327	(4)
Average yield on loans held for investment(2)	13.95%	15.91%	(196)	bps	14.07%	15.48%	(141)	bps
Total net revenue margin(3)	17.07	18.71	(164)		17.01	18.12	(111)
Net charge-offs	$610	$749	(19)%		$1,310	$1,576	(17)%
Net charge-off rate	3.52%	4.28%	(76)	bps	3.77%	4.36%	(59)	bps
Card loan premium amortization and other intangible accretion(4)	$31	$57	(46)%		$68	$114	(40)%
PCCR intangible amortization	94	$110	(15)		192	226	(15)
Purchase volume(5)	52,653	47,273	11		96,792	89,104	9

(Dollars in millions)	June 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(1)	$71,165	$73,255	(3)%
30+ day delinquency rate	2.83%	3.43%	(60)	bps
Allowance for loan and lease losses	$2,516	$2,836	(11)%
Allowance coverage ratio(6)	3.54%	3.87%	(33)	bps

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(2)

Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. The transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the average yield for the Domestic Card business of 168 and 136 basis points in the second quarter and first six months of 2013, respectively.

(3)

Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period. Annualized interest income includes interest income on loans held for sale. The transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the Domestic Card business of 188 and 154 basis points in the second quarter and first six months of 2013, respectively.

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

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

21	Capital One Financial Corporation (COF)

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The primary drivers of the decline in net income for our Domestic Card business in the second quarter and first six months of 2014, compared with the second quarter and first six months of 2013, were declines in revenue primarily driven by the Portfolio Sale in the third quarter of 2013 and the run-off of certain credit card loans acquired in the 2012 U.S. card acquisition, partially offset by a lower provision for credit losses, lower acquisition-related costs, as well as lower operating expenses attributable to the Portfolio Sale in 2013 and operating efficiencies.

The decrease in period-end loans held for investment was due to the expected seasonal decreases in the first quarter of 2014 and the run-off of certain credit card loans acquired in the 2012 U.S. card acquisition, partially offset by the growth in the credit card loan portfolio in the second quarter of 2014.

International Card Business

International Card generated net income from continuing operations of $61 million and $134 million in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $81 million and $123 million in the second quarter and first six months of 2013, respectively. International Card accounted for 10% of total net revenues in the second quarter and first six months of 2014 and 2013, for our Credit Card business.

Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.

22	Capital One Financial Corporation (COF)

Table 7.2: International Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$268	$268	—%		$538	$542	(1)%
Non-interest income.	71	95	(25)		154	192	(20)

Total net revenue	339	363	(7)		692	734	(6)
Provision for credit losses	45	66	(32)		117	162	(28)
Non-interest expense	206	184	12		387	399	(3)

Income from continuing operations before income taxes	88	113	(22)		188	173	9
Income tax provision	27	32	(16)		54	50	8

Income from continuing operations, net of tax	$61	$81	(25)		$134	$123	9

Selected performance metrics:
Average loans held for investment(1)	$7,621	$7,980	(4)		$7,656	$8,108	(6)
Average yield on loans held for investment(2)	16.74%	16.19%	55	bps	16.69%	16.08%	61	bps
Total net revenue margin(3)	17.76	18.20	(44)		18.07	18.11	(4)
Net charge-offs.	$75	$101	(26)%		$155	$196	(21)%
Net charge-off rate	3.93%	5.08%	(115)	bps	4.05%	4.83%	(78)	bps
Purchase volume(4)	$3,705	$3,515	5%		$7,000	$6,782	3%

(Dollars in millions)	June 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(1)	$7,853	$8,050	(2)%
30+ day performing delinquency rate	3.40%	3.71%	(31)	bps
30+ day delinquency rate	4.20	4.56	(36)
Nonperforming loan rate	1.03	1.10	(7)
Allowance for loan and lease losses	$342	$378	(10)%
Allowance coverage ratio(5)	4.36%	4.70%	(34)	bps

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the uncollectible amount.
(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.
(4)	Consists of international card purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.
(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

The decrease in net income in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a build of $37 million in our U.K. cross sell reserves in the second quarter of 2014 related to the number of customer claims declining at a slower pace than we previously expected. The cross sell provision is split evenly and recorded in revenue and in non-interest expense.

23	Capital One Financial Corporation (COF)

The increase in net income in the first six months of 2014 compared to the first six months of 2013 was primarily due to a reduction in the provision for credit losses attributable to lower net charge-offs, reflecting the improvement in the credit environment in Canada and the U.K. These were partially offset by the U.K. cross sell reserve build.

Consumer Banking Business

The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from customer fees. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses, as well as marketing expenses.

Our Consumer Banking business generated net income from continuing operations of $334 million and $664 million in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $444 million and $827 million in the second quarter and first six months of 2013, respectively.

Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

24	Capital One Financial Corporation (COF)

Table 8: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$1,431	$1,478	(3)%		$2,864	$2,956	(3)%
Non-interest income	170	189	(10)		320	370	(14)

Total net revenue	1,601	1,667	(4)		3,184	3,326	(4)
Provision for credit losses	143	67	113		283	242	17
Non-interest expense	938	910	3		1,868	1,800	4

Income from continuing operations before income taxes	520	690	(25)		1,033	1,284	(20)
Income tax provision	186	246	(24)		369	457	(19)

Income from continuing operations, net of tax	$334	$444	(25)		$664	$827	(20)

Selected performance metrics:
Average loans held for investment:(1)
Auto	$33,972	$28,677	18		$33,184	$28,080	18
Home loan	33,299	40,532	(18)		33,969	41,771	(19)
Retail banking	3,613	3,721	(3)		3,621	3,753	(4)

Total consumer banking	$70,884	$72,930	(3)		$70,774	$73,604	(4)

Average yield on loans held for investment(2)	6.22%	5.99%	23	bps	6.20%	5.96%	24	bps
Average deposits	$169,694	$170,733	(1)%		$169,188	$170,910	(1)%
Average deposit interest rate	0.57%	0.64%	(7)	bps	0.57%	0.64%	(7)	bps
Core deposit intangible amortization	$28	$35	(20)%		$58	$72	(19)%
Net charge-offs	122	110	11		270	253	7
Net charge-off rate	0.69%	0.60%	9	bps	0.76%	0.69%	7	bps
Net charge-off rate (excluding Acquired Loans)	1.09	1.08	1		1.23	1.27	(4)
Auto loan originations	$5,376	$4,525	19%		$10,103	$8,314	22%

(Dollars in millions)	June 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$34,792	$31,857	9%
Home loan	32,644	35,282	(7)
Retail banking	3,626	3,623	—

Total consumer banking	$71,062	$70,762	—

30+ day performing delinquency rate	2.91%	3.20%	(29)	bps
30+ day performing delinquency rate (excluding Acquired Loans)(3)	4.56	5.32	(76)
30+ day delinquency rate	3.49	3.89	(40)
30+ day delinquency rate (excluding Acquired Loans)(3)	5.47	6.47	(100)
Nonperforming loans rate	0.75	0.86	(11)
Nonperforming loans rate (excluding Acquired Loans)(3) .	1.17	1.44	(27)
Nonperforming asset rate(4)	1.01	1.12	(11)
Nonperforming asset rate (excluding Acquired Loans)(3)	1.57	1.86	(29)
Allowance for loan and lease losses	$765	$752	2%
Allowance coverage ratio(5)	1.08%	1.06%	2	bps
Deposits	$169,153	$167,652	1%
Loans serviced for others	6,944	7,665	(9)

25	Capital One Financial Corporation (COF)

(1)

Includes Acquired Loans with carrying values of $25.8 billion and $28.2 billion as of June 30, 2014 and December 31, 2013, respectively. The average balance of Consumer Banking loans held for investment, excluding Acquired Loans, was $44.7 billion and $40.2 billion in the second quarter of 2014 and 2013, respectively, and $43.9 billion and $39.7 billion in the first six months of 2014 and 2013, respectively.

(2)	Calculated by dividing annualized interest income for the period by average loans held for investment during the period.
(3)

Calculation of ratio adjusted to exclude the impact from Acquired Loans. See “Credit Risk Profile” and “Note 4—Loans” for additional information on the impact of Acquired Loans on our credit quality metrics.

(4)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties, and other foreclosed assets.
(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2014, compared with the second quarter and first six months of 2013, and changes in financial condition and credit performance between June 30, 2014 and December 31, 2013 include the following:

•

Net Interest Income: Net interest income decreased by $47 million, or 3%, in the second quarter of 2014 from the second quarter of 2013, to $1.4 billion, and by $92 million, or 3%, in the first six months of 2014 from the first six months of 2013, to $2.9 billion. The decrease in net interest income was primarily attributable to compression in deposit spreads in retail banking and lower net interest income due to the run-off in the acquired home loans portfolio, partially offset by higher net interest income generated by growth in our auto loans portfolio.

Consumer Banking yields increased in both the second quarter and first six months of 2014 to 6.2%, as compared to 6.0% in both the second quarter and first six months of 2013. This increase was driven by changes in the product mix in Consumer Banking as a result of growth in our auto loans portfolio and the run-off of the acquired home loans portfolio. While the shift to auto loans drove an increase in the total Consumer Banking yield, the average yield on auto loans decreased to 8.8% in the second quarter of 2014 as compared to 10.0% in the second quarter of 2013, and decreased to 8.9% in the first six months of 2014, as compared to 10.1% in the first six months of 2013. This decrease was primarily attributable to a shift in the credit quality mix of our auto loans portfolio and increased competition in the auto business. The average yield on home loans was 3.7% in both the second quarter and the first six months of 2014, compared to 3.2% in both the second quarter and the first six months of 2013. The higher yield in the home loans portfolio was driven by an increase in expected cash flows as a result of credit improvement on the acquired portfolios.

•

Non-Interest Income: Non-interest income decreased by $19 million, or 10%, in the second quarter of 2014 from the second quarter of 2013, to $170 million, and by $50 million, or 14%, in the first six months of 2014 from the first six months of 2013, to $320 million, primarily driven by a higher provision for representation and warranty losses in our home loans portfolio related to our continuing operations in the first quarter of 2014 and a gain on the sale of certain of our mortgage servicing rights (“MSR”) in the second quarter of 2013.

•

Provision for Credit Losses: The provision for credit losses increased by $76 million, or 113%, in the second quarter of 2014 from the second quarter of 2013, to $143 million, driven by a larger allowance build due to the growth in our auto loans portfolio and smaller allowance releases attributable to our home loans portfolio. The provision for credit losses increased by $41 million, or 17%, in the first six months of 2014 from the first six months of 2013, to $283 million, driven by higher charge-offs and smaller allowance releases.

•

Non-Interest Expense: Non-interest expense increased by $28 million, or 3%, in the second quarter of 2014 from the second quarter of 2013, to $938 million and by $68 million, or 4%, in the first six months of 2014 from the first six months of 2013, to $1.9 billion. The increase was largely due to the growth in our auto loans portfolio and to a smaller degree, the change to include the auto repossession-related expenses as a component of operating expenses. Prior to January 1, 2014, these costs were reported as a component of net charge-offs.

26	Capital One Financial Corporation (COF)

•

Loans Held for Investment: Period-end loans held for investment increased by $300 million, or less than 1%, in the first six months of 2014 to $71.1 billion as of June 30, 2014 from $70.8 billion as of December 31, 2013, primarily due to the growth in the auto loans portfolio, partially offset by the run-off of our acquired home loans portfolio.

•

Deposits: Period-end deposits increased by $1.5 billion, or 1%, in the first six months of 2014 to $169.2 billion as of June 30, 2014, from $167.7 billion as of December 31, 2013, driven by deposit growth in our Consumer Banking business.

•

Charge-off and Delinquency Statistics: The reported net charge-off rate increased by 9 basis points to 0.69% in the second quarter of 2014 from 0.60% in the second quarter of 2013, and increased by 7 basis points to 0.76% in the first six months of 2014 from 0.69% in the first six months of 2013. The 30+ day delinquency rate decreased to 3.49% as of June 30, 2014, from 3.89% as of December 31, 2013. The increase in the net charge-off rate reflected a mix shift toward auto loans (which typically carry higher charge-off rates than our home loans portfolio), as home loans run off.

Commercial Banking Business

The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees. Because we have some investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy, equipment, professional services, communications and data processing expenses, as well as marketing expenses.

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

Our Commercial Banking business generated net income from continuing operations of $171 million and $308 million in the second quarter and first six months of 2014, respectively, compared with net income from continuing operations of $181 million and $374 million in the second quarter and first six months of 2013, respectively.

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

27	Capital One Financial Corporation (COF)

Table 9: Commercial Banking Business Results(1)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$436	$402	8%		$857	$803	7%
Non-interest income	109	93	17		196	177	11

Total net revenue(2)	545	495	10		1,053	980	7
Provision (benefit) for credit losses	12	(14)	**		52	(49)	**
Non-interest expense	267	228	17		522	449	16

Income from continuing operations before income taxes	266	281	(5)		479	580	(17)
Income tax provision	95	100	(5)		171	206	(17)

Income from continuing operations, net of tax	$171	$181	(6)		$308	$374	(18)

Selected performance metrics:
Average loans held for investment(3):
Commercial and multifamily real estate	$21,484	$18,084	19		$21,224	$17,771	19
Commercial and industrial	24,611	20,332	21		24,079	20,142	20

Total commercial lending	46,095	38,416	20		45,303	37,913	19
Small-ticket commercial real estate	896	1,096	(18)		914	1,134	(19)

Total commercial banking	$46,991	$39,512	19		$46,217	$39,047	18

Average yield on loans held for investment(2)	3.50%	3.84%	(34)	bps	3.48%	3.87%	(39)	bps
Average deposits	$31,238	$30,746	2%		$31,431	$30,542	3%
Average deposit interest rate	0.24%	0.26%	(2)	bps	0.24%	0.27%	(3)	bps
Core deposit intangible amortization	$5	$8	(38)%		$11	$15	(27)%
Net charge-offs	3	4	(25)		7	11	(36)
Net charge-off rate	0.03%	0.04%	(1)	bps	0.03%	0.06%	(3)	bps

(Dollars in millions)	June 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(3):
Commercial and multifamily real estate	$22,040	$20,750	6%
Commercial and industrial	25,402	23,309	9

Total commercial lending	47,442	44,059	8
Small-ticket commercial real estate	879	952	(8)

Total commercial banking	$48,321	$45,011	7

Nonperforming loans rate	0.38%	0.33%	5	bps
Nonperforming asset rate(4)	0.41	0.37	4
Allowance for loan and lease losses	$368	$338	9%
Allowance coverage ratio(5)	0.76%	0.75%	1	bps
Deposits	$31,440	$30,567	3%
Loans serviced for others	11,411	10,786	6

**	Change is not meaningful.

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)

The average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%.

28	Capital One Financial Corporation (COF)

(3)

Includes Acquired Loans with carrying value of $217 million and $262 million as of June 30, 2014 and December 31, 2013, respectively. The average balance of commercial banking loans held for investment, excluding Acquired Loans, was $46.8 billion and $39.2 billion in the second quarter of 2014 and 2013, respectively, and $46.0 billion and $38.7 billion in the first six months of 2014 and 2013, respectively.

(4)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties, and other foreclosed assets.

(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2014, compared with the second quarter and first six months of 2013, and changes in financial condition and credit performance between June 30, 2014 and December 31, 2013 include the following:

•

Net Interest Income: Net interest income increased by $34 million, or 8%, in the second quarter of 2014 from the second quarter of 2013, to $436 million, and by $54 million, or 7%, in the first six months of 2014 from the first six months of 2013, to $857 million. The increase was driven by growth in commercial loans, partially offset by lower loan yields driven by market and competitive pressures.

•

Non-Interest Income: Non-interest income increased by $16 million, or 17%, in the second quarter of 2014 from the second quarter of 2013, to $109 million, and by $19 million, or 11%, in the first six months of 2014 from the first six months of 2013, to $196 million, primarily driven by increased revenue related to fee-based services and products and the Beech Street Capital acquisition.

•

Provision for Credit Losses: The provision for credit losses increased by $26 million in the second quarter of 2014 to $12 million from a benefit of $14 million in the second quarter of 2013, and by $101 million in the first six months of 2014 to $52 million from a benefit of $49 million in the first six months of 2013. The increase was primarily driven by growth in the portfolio. The increase in allowance for loan and lease losses and reserve for unfunded lending commitments was $9 million and $45 million in the second quarter and first six months of 2014, respectively, compared with a release of $20 million and $60 million in the second quarter and first six months of 2013, respectively.

•

Non-Interest Expense: Non-interest expense increased by $39 million, or 17%, in the second quarter of 2014 from the second quarter of 2013, to $267 million, and by $73 million, or 16%, in the first six months of 2014 from the first six months of 2013, to $522 million, driven by operating expenses associated with continued investments in business growth and the Beech Street Capital acquisition.

•

Loans Held for Investment: Period-end loans held for investment increased by $3.3 billion, or 7%, to $48.3 billion as of June 30, 2014 from $45.0 billion as of December 31, 2013. The increase was driven by loan growth in the commercial and industrial and commercial and multifamily real estate businesses.

•

Deposits: Period-end deposits increased by $873 million, or 3%, to $31.4 billion as of June 30, 2014, from $30.6 billion as of December 31, 2013, driven by our strategy to deepen and expand relationships with commercial customers.

•

Charge-off Statistics: The net charge-off rate was 0.03% in both the second quarter and first six months of 2014, compared to 0.04% and 0.06% in the second quarter and first six months of 2013, respectively. The nonperforming loans rate increased to 0.38% as of June 30, 2014, from 0.33% as of December 31, 2013. The continued strength in the credit metrics in our Commercial Banking business reflects stable credit trends and underlying collateral values.

Other Category

Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, gains and losses on our

29	Capital One Financial Corporation (COF)

investment securities portfolio and certain trading activities. Other also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; certain gains and losses on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; a portion of the provision for representation and warranty losses related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

Net profit from continuing operations recorded in Other was $31 million and $20 million in the second quarter and first six months of 2014, respectively, compared with a net loss from continuing operations of $117 million and $245 million in the second quarter and first six months of 2013, respectively. The shift from a net loss to a net profit was primarily due to higher net interest income driven by higher interest rates, lower funding costs, the continued run-off of higher rate brokered deposits, as well as the absence of the one-time charge associated with our redemption of trust preferred securities in January 2013.

Table 10 summarizes the financial results of our Other category for the periods indicated.

Table 10: Other Results(1)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Selected income statement data:
Net interest expense(2)	$(13)	$(131)	(90)%	$(42)	$(270)	(84)%
Non-interest income	35	(29)	**	33	(134)	**

Total net revenue (loss)	22	(160)	**	(9)	(404)	(98)
Provision (benefit) for credit losses	—	(4)	**	(3)	(2)	50
Non-interest expense	55	61	(10)	76	93	(18)

Loss from continuing operations before income taxes	(33)	(217)	(85)	(82)	(495)	(83)
Income tax benefit	(64)	(100)	(36)	(102)	(250)	(59)

Profit (loss) from continuing operations, net of tax	$31	$(117)	**	$20	$(245)	**

**	Change is not meaningful.

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)

Some of our tax-related commercial investments generate tax-exempt income or tax credits, accordingly we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, with offsetting reclassifications within the Other category, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%.

30	Capital One Financial Corporation (COF)

 CONSOLIDATED BALANCE SHEETS ANALYSIS

Total assets of $298.3 billion as of June 30, 2014, increased by $1.4 billion, from $296.9 billion, as of December 31, 2013. Total liabilities of $254.5 billion as of June 30, 2014, decreased by $799 million, from $255.3 billion as of December 31, 2013. Stockholders’ equity increased by $2.2 billion, to $43.8 billion as of June 30, 2014. The increase in stockholders’ equity was primarily attributable to our net income of $2.3 billion for the first six months of 2014.

Following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2014. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.

Investment Securities

Our investment portfolio consists primarily of the following: U.S. Treasury debt, U.S. Agency debt and corporate debt securities guaranteed by U.S. government agencies; Agency and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”) and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 79% and 77% of our total investment securities portfolio as of June 30, 2014 and December 31, 2013, respectively.

Our investment portfolio includes securities available for sale and held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We report securities available for sale on our consolidated balance sheets at fair value with unrealized gains and losses recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value generally equals amortized cost. For securities transferred from available for sale to held to maturity, carrying value also includes unrealized gains and losses recognized in AOCI at the date of transfer. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

During the first six months of 2014, the fair value of our investment portfolio increased by $1.5 billion, or 3% from $61.0 billion as of December 31, 2013, to $62.5 billion as of June 30, 2014. This increase was primarily driven by lower interest rates.

We had gross unrealized gains of $965 million and gross unrealized losses of $299 million on available-for sale investment securities as of June 30, 2014, compared with gross unrealized gains of $799 million and gross unrealized losses of $631 million as of December 31, 2013. The decrease in gross unrealized losses in the first six months of 2014 was primarily driven by lower interest rates in the second quarter of 2014. Of the $299 million in gross unrealized losses as of June 30, 2014, $276 million was related to securities that had been in a loss position for more than 12 months.

Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of June 30, 2014 and December 31, 2013.

31	Capital One Financial Corporation (COF)

Table 11: Investment Securities

	June 30, 2014		December 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury debt obligations	$1,221	$1,223	$831	$833
U.S. Agency debt obligations	1	1	1	1
Corporate debt securities guaranteed by U.S. government agencies	1,120	1,092	1,282	1,234
RMBS:
Agency	21,779	21,948	21,572	21,479
Non-agency	3,077	3,579	3,165	3,600

Total RMBS	24,856	25,527	24,737	25,079

CMBS:
Agency	4,041	4,012	4,262	4,198
Non-agency	1,803	1,808	1,854	1,808

Total CMBS	5,844	5,820	6,116	6,006

Other ABS(1)	5,972	6,022	7,123	7,136
Other securities(2)	1,433	1,428	1,542	1,511

Total investment securities available for sale	$40,447	$41,113	$41,632	$41,800

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
Agency RMBS	$18,852	$19,498	$17,443	$17,485
Agency CMBS	1,836	1,907	1,689	1,700

Total investment securities held to maturity	$20,688	$21,405	$19,132	$19,185

(1)

ABS collateralized by credit card loans constituted approximately 65% of the other ABS portfolio as of both June 30, 2014, and December 31, 2013, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 13% and 15% of the other ABS portfolio as of June 30, 2014, and December 31, 2013, respectively. Approximately 89% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of June 30, 2014, compared with 87% as of December 31, 2013.

(2)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

We provide information on OTTI recognized in earnings on our investment securities above under “Consolidated Results of Operations—Non-Interest Income.”

Credit Ratings

Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and other government sponsored enterprises or agencies. Approximately 91% and 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of June 30, 2014 and December 31, 2013, respectively, while approximately 6% and 5% was below investment grade as of June 30, 2014 and December 31, 2013, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

32	Capital One Financial Corporation (COF)

Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other asset-backed securities and other securities in our portfolio as of June 30, 2014 and December 31, 2013.

Table 12: Non-Agency Investment Securities Credit Ratings

	June 30, 2014				December 31, 2013
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,077	—%	4%	96%	$3,165	—%	4%	96%
Non-agency CMBS	1,803	96	—	4	1,854	99	1	—
Other asset-backed securities	5,972	89	10	1	7,123	87	12	1
Other securities(1)	1,433	3	89	8	1,542	9	82	9

(1)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the CRA.

For additional information on our investment securities, see “Note 3—Investment Securities.”

Loans Held for Investment

Total loans held for investment (“HFI”) consists of unrestricted loans and restricted loans held in our securitization trusts. Table 13 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of June 30, 2014 and December 31, 2013.

Table 13: Net Loans Held for Investment

	June 30, 2014			December 31, 2013
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card.	$79,018	$2,858	$76,160	$81,305	$3,214	$78,091
Consumer Banking.	71,062	765	70,297	70,762	752	70,010
Commercial Banking	48,321	368	47,953	45,011	338	44,673
Other	127	7	120	121	11	110

Total	$198,528	$3,998	$194,530	$197,199	$4,315	$192,884

Period-end loans held for investment increased by $1.3 billion, or 1%, in the first six months of 2014. The increase was due to commercial and industrial and commercial and multifamily real estate loan growth in our Commercial Banking business, and continued strong auto loan originations outpacing the run-off of the acquired home loans portfolio in our Consumer Banking business. Overall, there was a decline in our credit card loan portfolio primarily due to seasonality in the first quarter, partially offset by loan growth in the second quarter in our Credit Card business.

We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile” and in “Note 4—Loans.”

Loans Held for Sale

Loans held for sale, which are carried at lower of cost or fair value, increased to $709 million as of June 30, 2014, from $218 million as of December 31, 2013. The increase was primarily driven by higher originations and timing of sales of loans.

33	Capital One Financial Corporation (COF)

Customer Deposits

Our customer deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total customer deposits increased by $1.4 billion to $205.9 billion as of June 30, 2014, from $204.5 billion as of December 31, 2013. The increase in deposits was driven by growth in our Consumer and Commercial Banking businesses, which reflected our focus on deepening deposit relationships with existing customers and our continued marketing strategy to attract new business. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

Securitized Debt Obligations

Securitization debt obligations decreased by $279 million during the first six months of 2014, to $10.0 billion as of June 30, 2014, from $10.3 billion as of December 31, 2013. The decrease was driven by maturities of $2.8 billion, partially offset by the issuances of $2.5 billion of credit card securitization debt during the first six months of 2014. We provide additional information on our borrowings below in “Liquidity Risk Profile.”

Other Debt

Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and Federal Home Loan Banks (“FHLB”) advances, totaled $29.1 billion as of June 30, 2014, of which $10.5 billion represented short-term borrowings and $18.6 billion represented long-term debt. Other debt totaled $30.4 billion as of December 31, 2013, of which $16.2 billion represented short-term borrowings and $14.2 billion represented long-term debt.

The decrease in other debt of $1.3 billion in the first six months of 2014 was primarily attributable to net maturities of $5.9 billion of FHLB advances and the maturity of $1.4 billion unsecured senior notes, partially offset by the issuance of $4.8 billion of unsecured senior notes as well as a $1.1 billion increase in federal funds purchased and securities loaned or sold under agreements to repurchase. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”

Potential Mortgage Representation and Warranty Liabilities

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

We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report on our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser. The aggregate reserves for all three subsidiaries totaled $1.0 billion as of June 30, 2014, compared with $1.2 billion as of December 31, 2013.

34	Capital One Financial Corporation (COF)

The table below summarizes changes in our representation and warranty reserves in the second quarter and first six months of 2014 and 2013.

Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Representation and warranty repurchase reserve, beginning of period(1)	$1,128	$994	$1,172	$899
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(29)	(4)	(15)	(14)
Recorded in discontinued operations	11	187	(36)	294

Total provision (benefit) for mortgage representation and warranty losses	(18)	183	(51)	280
Net realized losses	(98)	(21)	(109)	(23)

Representation and warranty repurchase reserve, end of period(1)	$1,012	$1,156	$1,012	$1,156

(1)	Reported on our consolidated balance sheets as a component of other liabilities.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2014, is approximately $2.5 billion, a decline from our estimate of $2.6 billion as of December 31, 2013.

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies, Guarantees, and Others.”

 OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

In the ordinary course of business, we are involved in various types of arrangements with limited liability companies, partnerships or trusts that often involve special purpose entities and variable interest entities (“VIE”). Some of these arrangements are not recorded on our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the arrangements, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. Our involvement in these arrangements can take many forms, including securitization and servicing activities, the purchase or sale of mortgage-backed or other asset-backed securities in connection with our home loans portfolio and loans to VIEs that hold debt, equity, real estate or other assets.

Our continuing involvement in unconsolidated VIEs primarily consists of certain mortgage loan trusts and community reinvestment and development entities. The carrying amount of assets and liabilities of these unconsolidated VIEs was $3.4 billion and $464 million, respectively, as of June 30, 2014, and our maximum exposure to loss was $4.0 billion as of June 30, 2014. We provide a discussion of our activities related to these VIEs in “Note 6—Variable Interest Entities and Securitizations.”

 CAPITAL MANAGEMENT

The level and composition of our equity capital are determined by multiple factors, including our consolidated regulatory capital requirements and internal risk-based capital assessments such as internal stress testing and

35	Capital One Financial Corporation (COF)

economic capital. The level and composition of our capital may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.

Capital Standards and Prompt Corrective Action

Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the OCC, respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of assets and off-balance sheet items. National banks, as insured depository institutions, are also subject to Prompt Corrective Action (“PCA”) capital regulations, which require the U.S. federal banking agencies to take “prompt corrective action” for banks that do not meet established minimum capital requirements.

In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Issuance Corporation (“FDIC”) (collectively, the U.S. federal banking agencies) finalized a new capital rule (the “Final Rule”) that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision (“Basel Committee”) and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements. Prior to being revised in the Final Rule, the minimum risk-based capital requirements adopted by the U.S. federal banking agencies followed the Basel I framework, originally promulgated pursuant to the Basel Committee’s Basel I accord, and the advanced approaches capital rules (“Advanced Approaches”), based upon the framework originally promulgated as a result of the Basel II accord. The Final Rule amended both the Basel I and Advanced Approaches frameworks, establishing a new common equity Tier 1 capital requirement and setting higher minimum capital ratio requirements. The Company refers to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”

At the end of 2012, the Company met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, the Company has undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. Certain provisions of the Final Rule began to take effect on January 1, 2014 for Advanced Approaches banking organizations, including the Company. The Company will be subject to a parallel run under Advanced Approaches, expected to begin January 1, 2015, during which it will calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though it will continue to use the Basel III Standardized Approach for purposes of meeting regulatory capital requirements. By rule, the parallel run must last at least four consecutive quarters. Therefore, the first quarter of 2016 is the earliest possible date on which the Company would use the Basel III Advanced Approaches framework in calculating its regulatory capital and risk-weighted assets for purposes of risk-based capital requirements. Consistent with the experience of other U.S. banks, it is possible that our parallel run will last longer than the four quarter minimum. Under the Dodd-Frank Act and the Final Rule, organizations subject to Basel III Advanced Approaches may not hold less capital than would be required under the Basel III Standardized Approach. Therefore, even after we exit parallel run, we will continue to calculate regulatory capital and risk-weighted assets under the Basel III Standardized Approach.

As of January 1, 2014, the new minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations include a common equity Tier 1 capital ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 5.5%, a total risk-based capital ratio of at least 8.0%, and a Tier 1 leverage capital ratio of at least 4.0%. On January 1, 2015, the minimum risk-based capital ratio requirements will increase to 4.5% for the common equity Tier 1 capital ratio and to 6.0% for the Tier 1 risk-based capital ratio. The minimum requirements for the total risk-based capital ratio and the Tier 1 leverage capital ratio will not change from 2014 to 2015.

Insured depository institutions also are subject to PCA capital regulations. Under current PCA regulations, an insured depository institution is considered to be well-capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0%, a Tier 1 leverage capital ratio of at least 5.0%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued

36	Capital One Financial Corporation (COF)

by its regulator. While the Final Rule increases some of the thresholds for the PCA capital categories and adds the new common equity Tier 1 capital ratio to the PCA regulations, those changes are not effective until January 1, 2015. Beginning on January 1, 2015, the well-capitalized level for the Tier 1 risk-based capital ratio will increase to 8.0%, and the well-capitalized level for the common equity Tier 1 capital ratio will be established at 6.5%. The well-capitalized levels for the total risk-based capital ratio and the Tier 1 leverage capital ratio will not change.

Prior to 2014, we also disclosed a Tier 1 common capital ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There was no mandated minimum or well-capitalized standard for the Tier 1 common capital ratio.

We disclose a non-GAAP tangible common equity ratio (“TCE ratio”) in “MD&A—Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts, rating agencies, and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”

Table 15 provides a comparison of our regulatory capital ratios under the U.S. federal banking agencies’ capital adequacy standards as of June 30, 2014 and December 31, 2013. Under the Final Rule, beginning on January 1, 2014, as an Advanced Approaches banking organization that has yet to enter or exit parallel run, we began using the Basel III Standardized Approach for calculating our regulatory capital, subject to applicable transition provisions. In 2014, however, we will continue to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios, as required under the Final Rule. Beginning on January  1, 2015, we will use the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.

Table 15: Capital Ratios(1)(2)

	June 30, 2014			December 31, 2013
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.72%	4.00%	N/A	N/A	N/A	N/A
Tier 1 common(4)	N/A	N/A	N/A	12.19%	N/A	N/A
Tier 1 risk-based capital(5)	13.31%	5.50%	6.00%	12.57	4.00%	6.00%
Total risk-based capital(6)	15.36	8.00	10.00	14.69	8.00	10.00
Tier 1 leverage(7)	10.70	4.00	N/A	10.06	4.00	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	11.70%	4.00%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	11.70	5.50	6.00%	11.47%	4.00%	6.00%
Total risk-based capital(6)	15.16	8.00	10.00	14.90	8.00	10.00
Tier 1 leverage(7)	10.11	4.00	5.00	10.21	4.00	5.00
Capital One, N.A.:
Common equity Tier 1 capital(3)	13.09%	4.00%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	13.09	5.50	6.00%	12.67%	4.00%	6.00%
Total risk-based capital(6)	14.14	8.00	10.00	13.76	8.00	10.00
Tier 1 leverage(7)	9.42	4.00	5.00	8.96	4.00	5.00

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

37	Capital One Financial Corporation (COF)

(2)

Capital ratios are calculated based on the Basel I capital framework as of December 31, 2013 and are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of June 30, 2014. Capital ratios that are not applicable are denoted by “N/A.” See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure under Basel III calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 common capital ratio is a regulatory capital measure under Basel I calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.

(5)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(6)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(7)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, subject to transition provisions, was 12.72% as of June 30, 2014. Our Tier 1 common capital ratio, as calculated under Basel I, was 12.19% as of December 31, 2013. These numbers are not directly comparable due to methodological differences in the calculation of the ratios and the transition requirements under the Final Rule. For purposes of our capital plan, for which we received the Federal Reserve’s non-objection on March 26, 2014, we were assessed on our ability throughout the 2014 CCAR Cycle to maintain, among other measures, a Tier 1 common ratio of 5.0% on a pro forma basis under expected and stressful conditions. We estimate that our Tier 1 common ratio, as calculated under Basel I, was approximately 12.7% as of June 30, 2014. Capital One Financial Corporation exceeded U.S. federal banking agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of June 30, 2014 and December 31, 2013.

As described above, we are currently using the Basel III Standardized Approach for calculating our regulatory capital, subject to transition provisions. The Basel III Standardized Approach common equity Tier 1 capital requirement under the Final Rule includes additional adjustments and deductions not included in the Tier 1 common capital requirement calculated under Basel I, such as the inclusion of the unrealized gains and losses on available-for-sale investment securities included in AOCI and adjustments related to intangibles. These adjustments are phased-in at 20% for 2014, 40% for 2015, 60% for 2016, 80% for 2017 and at 100% for 2018. Also as described above, we will continue to use Basel I for calculating our risk-weighted assets in our risk-based regulatory capital ratios in 2014. However, beginning on January 1, 2015, we will use the Basel III Standardized Approach for calculating our risk-weighted assets in our risk-based regulatory capital ratios.

The following table compares our common equity Tier 1 capital and risk-weighted assets as of June 30, 2014, calculated based on the Final Rule, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of June 30, 2014, calculated under the Basel III Standardized Approach, as it applies when fully phased-in. See the table and notes below for further discussion on our interpretations, expectations and assumptions used in calculating this ratio.

38	Capital One Financial Corporation (COF)

Table 16: Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III Standardized Approach

(Dollars in millions)
Common Equity Tier 1 Capital under Basel III Standardized as of June 30, 2014	$28,774
Adjustments related to AOCI(1)	(378)
Adjustments related to intangibles(1)	(1,157)
Other adjustments(1)	(1)

Estimated Common Equity Tier 1 Capital under Fully Phased-In Basel III Standardized	$27,238

Risk-weighted assets under Basel I	$226,172
Adjustments for Basel III Standardized(2)	8,017

Estimated risk-weighted assets under Basel III Standardized	$234,189

Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized(3)	11.6%

(1)	Assumes adjustments are fully phased-in.

(2)

Adjustments to the Basel I approach to calculating risk-weighted assets include higher risk weights for exposures 90 days or more past due or in nonaccrual, high volatility commercial real estate, securitization exposures and corresponding adjustments to PCCR intangibles, deferred tax assets and certain other assets in the calculation of common equity Tier 1 capital under the Basel III Standardized Approach.

(3)	Calculated by dividing estimated common equity Tier 1 capital under the fully phased-in Basel III Standardized Approach by estimated risk-weighted assets under the Basel III Standardized Approach.

Under the Final Rule, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater requirement of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Supervision and Regulation—Basel III and U.S. Capital Rules” in our 2013 Annual Report on Form 10-K for additional information. Based on our business mix, we anticipate that we will need to hold more regulatory capital under the Basel III Advanced Approaches than under Basel I or the Basel III Standardized Approach to meet our minimum required regulatory capital ratios.

Capital Planning and Regulatory Stress Testing

In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us. Under these rules, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a non-objection to the plan. The Federal Reserve’s objection or non-objection applies specifically to capital actions during the four quarters beginning with the second quarter of the second calendar year in the planning horizon. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. On June 12, 2014, the Federal Reserve and OCC proposed changes to their regulations governing the CCAR and stress testing processes. For additional information on the Proposed Rules, see “MD&A—Supervision and Regulation.”

As a result of the Federal Reserve’s non-objection to our 2014 capital plan, we expect to maintain our quarterly dividend of $0.30 per share, subject to approval by our Board of Directors. In addition, our Board of Directors has authorized the repurchase of up to $2.5 billion of shares of common stock through the end of the first quarter of 2015.

39	Capital One Financial Corporation (COF)

Equity Offerings and Transactions

On June 12, 2014, the Company issued and sold 20,000,000 depositary shares (“Depositary Shares”), each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, $0.01 par value, with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series C Preferred Stock) (the “Series C Preferred Stock”). Dividends will accrue on the Series C Preferred Stock at a rate of 6.25% per annum, payable quarterly in arrears. The net proceeds of the offering of the 20,000,000 Depositary Shares were approximately $484 million, after deducting underwriting commissions and offering expenses. Under the terms of the Series C Preferred Stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series C Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series C Preferred Stock for the immediately preceding dividend period.

Dividend Policy and Stock Purchases

We paid common stock dividends of $0.30 per share in the second quarter of 2014. During the second quarter, we also paid preferred stock dividends of $15.00 per share on the outstanding shares of our 6.00% fixed rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”).

On July 31, 2014, our Board of Directors declared a quarterly dividend of $0.30 per share, payable August 21, 2014 and quarterly dividends on our Series B Preferred Stock and Series C Preferred Stock payable on September 2nd. Based on these declarations, the company will pay approximately $169 million in common equity dividends and approximately $20 million in total preferred dividends in Q3 2014.

The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $1.3 billion and $210 million, respectively, as of June 30, 2014. There can be no assurance that we will declare and pay any dividends. For additional information on dividends, see “Part I-Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds” in our 2013 Form 10-K.

As disclosed in “Capital Planning and Regulatory Stress Testing” above, we plan to repurchase up to $2.5 billion of common stock within the CCAR 2014 cycle, through the 2014 Stock Repurchase Program approved by our Board of Directors. Through the end of the second quarter of 2014, we have repurchased approximately $1.0 billion of shares as a part of this program.

The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position and amount of retained earnings. Our share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfer of Funds” in our 2013 Form 10-K.

  RISK MANAGEMENT

Overview

We use a risk framework to manage risk. We execute against our risk management framework with the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and

40	Capital One Financial Corporation (COF)

accountabilities in the organization for taking and managing risk. The “First Line of Defense” is comprised of the business areas that through their day-to-day business activities take risk on our behalf. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure. The “Second Line of Defense” provides oversight of first line risk taking and management, and is comprised of our risk management organization and other staff control functions. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks. The second line is both an “expert advisor” to the first line and an “effective challenger” of first line risk activities. The “Third Line of Defense” is comprised of our internal audit and credit review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and its governance processes are well-designed and working as intended. Our risk framework, which is built around governance, processes and people, consists of the following eight key elements:

•	Establish governance processes, accountabilities, and risk appetites

•	Identify and assess risks and ownership

•	Develop and operate controls, monitoring and mitigation plans

•	Test and detect control gaps and perform corrective action

•	Escalate key risks and gaps to executive management, and when appropriate the Board of Directors

•	Calculate and allocate capital in alignment with risk management and measurement processes (including stress testing)

•	Support with the right culture, talent and skills

•	Enable with right data, infrastructure and programs

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

Our total loan portfolio consists of loans held for investment, including restricted loans (underlying our consolidated securitization trusts), and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, by portofilio segment, as of June 30, 2014 and December 31, 2013. Table 17 and the

41	Capital One Financial Corporation (COF)

credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $709 million and $218 million as of June 30, 2014, and December 31, 2013, respectively.

Table 17: Loan Portfolio Composition

	June 30, 2014				December 31, 2013
(Dollars in millions)	Loans	Acquired Loans	Total	% of Total	Loans	Acquired Loans	Total	% of Total
Credit Card:
Domestic credit card(1)	$71,128	$37	$71,165	35.8%	$73,192	$63	$73,255	37.1%
International credit card	7,853	—	7,853	4.0	8,050	—	8,050	4.1

Total credit card	78,981	37	79,018	39.8	81,242	63	81,305	41.2

Consumer Banking:
Auto	34,790	2	34,792	17.5	31,852	5	31,857	16.2
Home loan	6,930	25,714	32,644	16.5	7,098	28,184	35,282	17.9
Retail banking	3,577	49	3,626	1.8	3,587	36	3,623	1.8

Total consumer banking	45,297	25,765	71,062	35.8	42,537	28,225	70,762	35.9

Commercial Banking:(2)
Commercial and multifamily real estate	21,975	65	22,040	11.1	20,666	84	20,750	10.5
Commercial and industrial	25,250	152	25,402	12.8	23,131	178	23,309	11.8

Total commercial lending	47,225	217	47,442	23.9	43,797	262	44,059	22.3

Small-ticket commercial real estate	879	—	879	0.4	952	—	952	0.5

Total commercial banking	48,104	217	48,321	24.3	44,749	262	45,011	22.8

Other:
Other loans	127	—	127	0.1	121	—	121	0.1

Total loans held for investment	$172,509	$26,019	$198,528	100.0%	$168,649	$28,550	$197,199	100.0%

(1)	Includes installment loans of $205 million and $323 million as of June 30, 2014 and December 31, 2013, respectively.

(2)	Includes construction loans and land development loans totaling $2.1 billion and $2.0 billion as of June 30, 2014 and December 31, 2013, respectively.

Credit Risk Measurement

We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Key metrics we track in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as charge-off rates and our internal risk ratings of larger balance commercial loans. Trends in delinquency rates are a primary indicator of credit risk within our consumer loan portfolios, as changes in delinquency rates provide an early warning of changes in credit losses. The primary indicator of credit risk in our commercial loan portfolios is risk ratings. Because we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming, the level of nonperforming assets represents another indicator of the potential for future credit losses. In addition to delinquency rates, the geographic distribution of our loans provides insight as to the credit quality of the portfolio based on regional economic conditions.

We use borrower credit scores in underwriting for most consumer loans. We do not use credit scores as a primary indicator of credit quality because product differences, loan structure and other factors drive large differences in credit quality for a given credit score. We continuously adjust our management of credit lines and collection strategies based on customer behavior and risk profile changes. Based on our most recent data, we estimate that approximately one-third of our Domestic Card portfolio had credit scores equal to or below 660 or no score, based on loan balances as of June 30, 2014, consistent with the proportion of the Domestic Card portfolio with credit scores equal to or below 660 or no score as of December 31, 2013.

42	Capital One Financial Corporation (COF)

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

Delinquency Rates

We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are generally the same for credit card loans, as we continue to classify the substantial majority of credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

Table 18 presents our 30+ day performing and total 30+ day delinquency rates, by portfolio segment, as of June 30, 2014 and December 31, 2013. It also presents the adjusted rates, which exclude Acquired Loans from the denominator as they are accounted for based on cash flows expected to be collected over the life of the loans.

43	Capital One Financial Corporation (COF)

Table 18: 30+ Day Delinquencies

	June 30, 2014						December 31, 2013
	30+ Day Performing			30+ Day Total			30+ Day Performing			30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card	$2,013	2.83%	2.83%	$2,013	2.83%	2.83%	$2,514	3.43%	3.43%	$2,514	3.43%	3.43%
International credit card	267	3.40	3.40	330	4.20	4.20	299	3.71	3.71	367	4.56	4.56

Total credit card	2,280	2.89	2.89	2,343	2.97	2.97	2,813	3.46	3.46	2,881	3.54	3.55

Consumer Banking:
Auto	2,006	5.77	5.77	2,156	6.20	6.20	2,181	6.85	6.85	2,375	7.46	7.46
Home loan	42	0.13	0.61	287	0.88	4.14	55	0.16	0.78	323	0.91	4.55
Retail banking	17	0.48	0.48	36	0.98	1.00	25	0.69	0.70	52	1.44	1.46

Total consumer banking	2,065	2.91	4.56	2,479	3.49	5.47	2,261	3.20	5.32	2,750	3.89	6.47

Commercial Banking:
Commercial and multifamily real estate	61	0.27	0.27	95	0.43	0.43	29	0.14	0.14	64	0.31	0.31
Commercial and industrial	36	0.14	0.14	82	0.32	0.32	73	0.31	0.32	108	0.46	0.47

Total commercial lending	97	0.20	0.20	177	0.37	0.38	102	0.23	0.23	172	0.39	0.39

Small-ticket commercial real estate	1	0.15	0.15	12	1.30	1.30	8	0.79	0.79	11	1.17	1.17

Total commercial banking	98	0.20	0.20	189	0.39	0.39	110	0.24	0.25	183	0.41	0.41

Other:
Other loans	4	2.91	2.91	16	12.43	12.43	4	3.32	3.32	19	15.72	15.72

Total	$4,447	2.24	2.58	$5,027	2.53	2.91	$5,188	2.63	3.08	$5,833	2.96	3.46

(1)

Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)	Calculated by excluding Acquired Loans from denominator.

44	Capital One Financial Corporation (COF)

Table 19 presents an aging of 30+ day delinquent loans included in the above table.

Table 19: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$198,528	100.00%	$197,199	100.00%

Delinquency status:
30 – 59 days	$2,380	1.20	$2,617	1.33
60 – 89 days	1,154	0.58	1,344	0.68
90 + days	1,493	0.75	1,872	0.95

Total	$5,027	2.53%	$5,833	2.96%

Geographic region:
Domestic	$4,697	2.36%	$5,466	2.77%
International	330	0.17	367	0.19

Total	$5,027	2.53%	$5,833	2.96%

(1)

Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

Table 20 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of June 30, 2014 and December 31, 2013. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.

Table 20: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$964	1.22%	$1,283	1.58%
Consumer banking	1	0.00	2	0.00
Commercial banking	5	0.01	6	0.01

Total	$970	0.49	$1,291	0.65

Geographic region:
Domestic	$889	0.47	$1,195	0.63
International	81	1.04	96	1.19

Total	$970	0.49	$1,291	0.65

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.

Nonperforming Loans and Nonperforming Assets

Nonperforming assets consist of nonperforming loans, foreclosed property and repossessed assets and the net realizable value of auto loans that have been charged-off as a result of a bankruptcy. Nonperforming loans

45	Capital One Financial Corporation (COF)

generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulty. In addition, we separately track and report Acquired Loans accounted for based on expected cash flows and disclose our delinquency and nonperforming loan rates with and without these Acquired Loans. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

Table 21 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets, as of June 30, 2014 and December  31, 2013. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.

Table 21: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$81	1.03%	$88	1.10%

Total credit card	81	0.10	88	0.11

Consumer Banking:
Auto	151	0.43	194	0.61
Home loan(2)	351	1.07	376	1.06
Retail banking	29	0.79	41	1.13

Total consumer banking(2)	531	0.75	611	0.86

Commercial Banking:
Commercial and multifamily real estate	64	0.29	52	0.25
Commercial and industrial	105	0.41	93	0.40

Total commercial lending	169	0.36	145	0.33
Small-ticket commercial real estate	12	1.40	4	0.41

Total commercial banking	181	0.38	149	0.33

Other:
Other loans	16	12.74	19	15.83

Total nonperforming loans held for investment(2)(3)	$809	0.41	$867	0.44

Other nonperforming assets(4):
Foreclosed property(5)	$117	0.06	$113	0.06
Other assets(6)	158	0.08	160	0.08

Total other nonperforming assets	275	0.14	273	0.14

Total nonperforming assets(7)	$1,084	0.55	$1,140	0.58

(1)

We recognized interest income for loans classified as nonperforming of $12 million and $17 million in the first six months of 2014 and 2013, respectively. Interest income foregone related to nonperforming loans was $29 million and $34 million in the first six months of 2014 and 2013, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)

The nonperforming loan ratio, excluding Acquired Loans’ impact for our home loans portfolio, total consumer banking, and total nonperforming loans held for investment was 5.06%, 1.17%, and 0.47%, respectively, as of June 30, 2014, compared with 5.29%, 1.44%, and 0.51%, respectively, as of December 31, 2013.

46	Capital One Financial Corporation (COF)

(3)	Nonperforming loans as a percentage of total loans held for investment, excluding the impact of domestic credit card loans, was 0.63% and 0.70% as of June 30, 2014 and December 31, 2013, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(5)	Includes foreclosed properties related to Acquired Loans of $71 million and $68 million as of June 30, 2014 and December 31, 2013, respectively.

(6)

Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets.

(7)	The nonperforming asset ratio, excluding the impact of Acquired Loans was 0.59% and 0.63% as of June 30, 2014 and December 31, 2013, respectively.

Net Charge-Offs

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expense and included on our consolidated statements of income as a component of other non-interest expense. Our charge-off time frame for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies—Loans” in our 2013 Form 10-K for information on our charge-off policy for each of our loan categories.

Table 22 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2014 and 2013.

Table 22: Net Charge-Offs

	Three Months Ended June 30,
	2014			2013
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card	$610	3.52%	3.52%	$749	4.28%	4.29%
International credit card	75	3.93	3.93	101	5.08	5.08

Total credit card	685	3.56	3.56	850	4.36	4.37

Consumer Banking:
Auto	111	1.31	1.31	92	1.28	1.28
Home loan	5	0.05	0.25	4	0.03	0.16
Retail banking	6	0.70	0.71	14	1.50	1.52

Total consumer banking	122	0.69	1.09	110	0.60	1.08

Commercial Banking:
Commercial and multifamily real estate	(1)	0.00	0.00	1	0.04	0.04
Commercial and industrial	2	0.04	0.04	2	0.03	0.03

Total commercial lending	1	0.02	0.02	3	0.03	0.03

Small-ticket commercial real estate	2	0.61	0.61	1	0.45	0.45

Total commercial banking	3	0.03	0.03	4	0.04	0.04

Other:
Other loans	2	2.18	2.18	5	13.10	16.65

Total net charge-offs	$812	1.67	1.93	$969	2.03	2.46

Average loans held for investment	$194,996			$190,562
Average loans held for investment (excluding Acquired Loans)	168,505			157,418

47	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2014			2013
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card	$1,310	3.77%	3.77%	$1,576	4.36%	4.37%
International credit card	155	4.05	4.05	196	4.83	4.83

Total credit card	1,465	3.79	3.80	1,772	4.41	4.41

Consumer Banking:
Auto	245	1.48	1.48	214	1.52	1.52
Home loan	10	0.06	0.27	8	0.04	0.19
Retail banking	15	0.82	0.83	31	1.68	1.69

Total consumer banking	270	0.76	1.23	253	0.69	1.27

Commercial Banking:
Commercial and multifamily real estate	0	0.00	0.00	2	0.03	0.03
Commercial and industrial	4	0.03	0.03	4	0.04	0.04

Total commercial lending	4	0.02	0.02	6	0.03	0.03
Small-ticket commercial real estate	3	0.64	0.64	5	0.94	0.94

Total commercial banking	7	0.03	0.03	11	0.06	0.06

Other:
Other loans	1	0.77	0.77	12	13.83	17.58

Total net charge-offs	$1,743	1.79	2.08	$2,048	2.12	2.58

Average loans held for investment	$194,362			$193,265
Average loans held for investment (excluding Acquired Loans)	167,237			158,840

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(2)	Calculated by excluding Acquired Loans from the denominator.

Loan Modifications and Restructurings

As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.

Table 23 presents the total TDR loan balances as of June 30, 2014 and December 31, 2013. It excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.

48	Capital One Financial Corporation (COF)

Table 23: Loan Modifications and Restructurings

	June 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$728	43.8%	$780	46.4%
Auto	375	22.6	355	21.1
Home loan	240	14.4	244	14.5
Retail banking	53	3.2	64	3.8
Commercial banking	265	16.0	238	14.2

Total	$1,661	100.0%	$1,681	100.0%

Status of modified and restructured loans:
Performing	$1,240	74.7%	$1,250	74.4%
Nonperforming	421	25.3	431	25.6

Total	$1,661	100.0%	$1,681	100.0%

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.

The majority of our credit card TDR loan modifications involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve a reduction and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.

Within the Consumer Banking business, the majority of our modified loans receive an extension, while a portion receive an interest rate reduction or principal reduction. Their impairment is determined using the present value of expected cash flows, or a collateral evaluation for auto and home loans that were charged down to fair value. In the Commercial Banking business, the majority of modified loans receive an extension, with a portion of these loans receiving an interest rate reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value. We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 4—Loans.”

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans defined as individually impaired include larger balance commercial nonperforming loans and TDR loans. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude Acquired Loans accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred, as discussed above under “Summary of Selected Financial Data.”

Impaired loans, including TDRs, totaled $2.0 billion as of June 30, 2014, compared with $1.9 billion as of December 31, 2013. TDRs accounted for $1.7 billion of impaired loans as of both June 30, 2014 and December 31, 2013. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”

49	Capital One Financial Corporation (COF)

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

Our allowance for loan and lease losses decreased by $317 million to $4.0 billion as of June 30, 2014, from $4.3 billion as of December 31, 2013, attributable to continued improvement in delinquency inventories, lower charge-offs in new originations and improved credit outlook. These were partially offset by a modest provision for allowance for loan and lease losses related to growth in the auto loans portfolio.

Table 24 presents changes in our allowance for loan and lease losses for the second quarter and first six months of 2014 and 2013, and details the provision for credit losses recognized on our consolidated statements of income, and charge-offs and recoveries by portfolio segment.

50	Capital One Financial Corporation (COF)

Table 24: Allowance for Loan and Lease Losses Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period, as reported	$4,098	$4,606	$4,315	$5,156
Provision for credit losses(1)	701	778	1,424	1,613
Charge-offs:
Credit Card:
Domestic credit card	(867)	(1,033)	(1,831)	(2,152)
International credit card	(128)	(148)	(259)	(291)

Total credit card	(995)	(1,181)	(2,090)	(2,443)

Consumer Banking:
Auto	(183)	(153)	(388)	(335)
Home loan	(8)	(5)	(19)	(12)
Retail banking	(14)	(19)	(29)	(44)

Total consumer banking	(205)	(177)	(436)	(391)

Commercial Banking:
Commercial and multifamily real estate	—	(2)	(2)	(4)
Commercial and industrial	(6)	(6)	(10)	(10)

Total commercial lending	(6)	(8)	(12)	(14)
Small-ticket commercial real estate	(2)	(6)	(3)	(12)

Total commercial banking	(8)	(14)	(15)	(26)
Other loans	(4)	(7)	(6)	(15)

Total charge-offs	(1,212)	(1,379)	(2,547)	(2,875)

Recoveries:
Credit Card:
Domestic credit card	257	284	521	576
International credit card	53	47	104	95

Total credit card	310	331	625	671

Consumer Banking:
Auto	72	61	143	121
Home loan	3	1	9	4
Retail banking	8	5	14	13

Total consumer banking	83	67	166	138

Commercial Banking:
Commercial and multifamily real estate	1	1	2	2
Commercial and industrial	4	4	6	6

Total commercial lending	5	5	8	8
Small-ticket commercial real estate	—	5	—	7

Total commercial banking	5	10	8	15

Other:
Other loans	2	2	5	3

Total recoveries	400	410	804	827

Net charge-offs	(812)	(969)	(1,743)	(2,048)
Other changes(2)	11	(8)	2	(314)

Balance at end of period	$3,998	$4,407	$3,998	$4,407

Allowance for loan and lease losses as a percentage of loans held for investment			2.01%	2.30%

51	Capital One Financial Corporation (COF)

(1)

The total provision for credit losses reported on our consolidated statements of income consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The table above only presents the provision for loan and lease losses, and does not include the provision for unfunded lending commitments of $3 million and $15 million in the second quarter and first six months of 2014, respectively, and a benefit of $16 million and a provision of $34 million in the second quarter and first six months of 2013, respectively.

(2)

Primarily represents foreign currency translation adjustments and the net impact of loan transfers and sales. In the first quarter of 2013, the allowance of loan and lease losses was reduced by $289 million attributable to the transfer of the Best Buy portfolio from HFI to HFS, which was subsequently sold in the third quarter of 2013.

Table 25 presents an allocation of our allowance for loan and lease losses by portfolio segment as of June 30, 2014 and December 31, 2013.

Table 25: Allocation of the Allowance for Loan and Lease Losses

	June 30, 2014		December 31, 2013
		% of Total		% of Total
(Dollars in millions)	Amount	Loans HFI	Amount	Loans HFI
Credit Card:
Domestic credit card	$ 2,516	3.54%	$ 2,836	3.87%
International credit card	342	4.36	378	4.70

Total credit card	2,858	3.62	3,214	3.95

Consumer Banking:
Auto	642	1.85	606	1.90
Home loan(1)	67	0.21	83	0.24
Retail banking	56	1.54	63	1.74

Total consumer banking(1)	765	1.08	752	1.06

Commercial Banking:
Commercial and multifamily real estate	157	0.71	143	0.69
Commercial and industrial	193	0.76	166	0.71

Total commercial lending	350	0.74	309	0.70
Small-ticket commercial real estate	18	2.10	29	3.05

Total commercial banking	368	0.76	338	0.75

Other:
Other loans	7	4.89	11	9.09

Total allowance for loan and lease losses	$ 3,998	2.01	$ 4,315	2.19

Total allowance coverage ratios:
Period-end loans held for investment	$ 198,528	2.01	$ 197,199	2.19
Period-end loans held for investment (excluding Acquired Loans)	172,509	2.30	168,649	2.54
Nonperforming loans(2)	809	494.36	867	497.69
Allowance coverage ratios by loan category(3):
Credit card (30+ day delinquent loans)	2,343	121.99	2,881	111.56
Consumer banking (30+ day delinquent loans)	2,479	30.89	2,750	27.35
Commercial banking (nonperforming loans)	181	202.76	149	226.85

(1)

The coverage ratio, excluding Acquired Loans’ impact for home loan and total consumer banking was 0.53%, and 1.62%, respectively, as of June 30, 2014, compared with 0.64% and 1.68%, respectively, as of December 31, 2013.

(2)

Our policy is generally not to classify domestic credit card loans as nonperforming and we generally accrue interest on domestic credit card loans through the date of charge-off. The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 183.28% as of June 30, 2014, and 170.59% as of December 31, 2013.

52	Capital One Financial Corporation (COF)

(3)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans within the specified loan category.

 LIQUIDITY RISK PROFILE

We have established liquidity guidelines that are intended to ensure we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our guidelines include maintaining an adequate liquidity reserve to cover our funding requirements as well as any potential deposit run-off and maintaining diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of readily-marketable or pledgable assets which can be used as a source of liquidity, if needed.

Table 26 below presents the composition of our liquidity reserves as of June 30, 2014 and December 31, 2013.

Table 26: Liquidity Reserves

(Dollars in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$6,732	$6,291
Investment securities available for sale, at fair value	41,113	41,800
Investment securities held to maturity, at fair value	21,405	19,185

Total investment securities portfolio(1)(2)	62,518	60,985
FHLB borrowing capacity secured by loans	30,245	28,623
Outstanding FHLB advances and letters of credit secured by loans	(5,198)	(8,917)
Outstanding FHLB advances and letters of credit secured by securities	(5,704)	(7,808)
Securities encumbered for Public Funds and others	(11,250)	(9,491)

Total liquidity reserves	$77,343	$69,683

(1)	The weighted average life of our securities was approximately 6.1 years and 6.3 years as of June 30, 2014, and December 31, 2013, respectively.

(2)

We pledged securities available for sale with a fair value of $7.5 billion and $10.7 billion as of June 30, 2014 and December 31, 2013, respectively. We also pledged securities held to maturity with a carrying value of $11.9 billion and $8.2 billion as of June 30, 2014 and December 31, 2013, respectively.

Our liquidity reserves increased by $7.7 billion, or 11%, in the first six months of 2014, to $77.3 billion as of June 30, 2014, from $69.7 billion as of December 31, 2013. This increase was primarily attributable to lower short-term FHLB advances as we experienced an increase in consumer deposits and also issued new senior note and card securitization funding in the first six months of 2014. See “MD&A—Risk Management” in our 2013 Form 10-K for additional information on our management of liquidity risk.

Funding

The Company’s primary source of funding comes from customer deposits. In addition to customer deposits, the Company raises funding through the purchase of Federal Funds, the issuance of brokered deposits, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of senior and subordinated notes, loan securitization transactions and other various types of borrowings. A key objective in our use of these markets is to ensure we maintain access to a diversified mix of wholesale funding sources.

Customer Deposits

Our customer deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 27 provides a comparison of the composition of our customer deposits, average balances, interest expense and average deposit rates for the first six months of 2014 and full year 2013.

53	Capital One Financial Corporation (COF)

Table 27: Deposit Composition and Average Deposit Rates

	Six Months Ended June 30, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing checking accounts	$24,920	$23,649	N/A	11.5%	N/A
Interest-bearing checking accounts(1)	41,420	43,099	$106	20.9	0.49%
Saving deposits(2)	130,370	129,615	373	62.9	0.58
Time deposits less than $100,000	5,677	5,911	39	2.9	1.30

Total core deposits	202,387	202,274	518	98.2	0.51
Time deposits of $100,000 or more	2,594	2,702	28	1.3	2.09
Foreign time deposits(3)	909	1,104	2	0.5	0.33

Total customer deposits	$205,890	$206,080	$548	100.0%	0.53

	Twelve Months Ended December 31, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing checking accounts	$22,643	$21,345	N/A	10.2%	N/A
Interest-bearing checking accounts(1)	43,880	43,823	$254	21.0	0.58%
Saving deposits(2)	127,667	129,373	714	61.8	0.55
Time deposits less than $100,000	6,299	8,955	161	4.3	1.80

Total core deposits	200,489	203,496	1,129	97.3	0.55
Time deposits of $100,000 or more	2,852	3,938	108	1.9	2.74
Foreign time deposits(3)	1,182	1,611	4	0.8	0.25

Total customer deposits	$204,523	$209,045	$1,241	100.0%	0.59

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits are greater than $100,000 as of both June 30, 2014, and December 31, 2013.

Total deposits increased by $1.4 billion during the first six months of 2014, to $205.9 billion as of June 30, 2014, from $204.5 billion as of December 31, 2013, driven by growth in our Consumer and Commercial Banking businesses, which reflected our focus on deepening deposit relationships with existing customers and our continued marketing strategy to attract new business. Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported in savings deposits and time deposits in the above table and totaled $4.9 billion and $6.0 billion as of June 30, 2014 and December 31, 2013, respectively.

FDIC limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both June 30, 2014 and December 31, 2013, and therefore were permitted to maintain brokered deposits.

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

54	Capital One Financial Corporation (COF)

a time of need. In addition, we may utilize short-term as well as long-term FHLB advances for our funding needs. FHLB advances are secured by our investment securities, residential home loans, multifamily loans, commercial real estate loans and home equity lines of credit.

Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $5.7 billion in the first six months of 2014, from $16.2 billion as of December 31, 2013, to $10.5 billion as of June 30, 2014. This decrease reflects $21.6 billion in payoffs of FHLB advances, partially offset by $15.8 billion in new advances in the first six months of 2014.

Our long-term debt, which consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $4.2 billion in the first six months of 2014, from $24.4 billion as of December 31, 2013, to $28.6 billion as of June 30, 2014. The increase was primarily attributable to new senior note issuances of $4.8 billion, card securitization issuances of $2.5 billion and long-term FHLB advances of $1.0 billion, partially offset by $4.2 billion of maturities.

Table 28 provides the average balances and average interest rates of our short-term borrowings for the second quarter and first six months of 2014 and 2013. This table also presents the period-end balances, weighted average interest rates and the maximum month-end outstanding amounts of our short-borrowings as of June 30, 2014 and December 31, 2013.

Table 28: Short-Term Borrowings

	Three Months Ended June 30,
	2014		2013
(Dollars in millions)	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Federal funds purchased and repurchase agreements	$1,978	0.08%	$1,461	0.10%
FHLB advances	5,859	0.20	10,395	0.23

Total short-term borrowings	$7,837	0.17	$11,856	0.21

	Six Months Ended June 30,
	2014		2013
(Dollars in millions)	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Federal funds purchased and repurchase agreements	$1,732	0.08%	$1,286	0.11%
FHLB advances	7,376	0.23	13,007	0.25

Total short-term borrowings	$9,108	0.20	$14,293	0.24

	June 30, 2014			December 31, 2013
(Dollars in millions)	Outstanding Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount
Federal funds purchased and repurchase agreements	$2,030	0.06%	$2,325	$915	0.06%	$2,258
FHLB advances	8,450	0.21	12,500	15,300	0.25	16,600

Total short-term borrowings	$10,480	0.18		$16,215	0.24

55	Capital One Financial Corporation (COF)

Table 29 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitization debt obligations, senior and subordinated notes and other borrowings as of June 30, 2014, and the outstanding balances as of December 31, 2013.

Table 29: Contractual Maturity Profile of Outstanding Debt

	June 30, 2014

(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2013
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2,030	$—	$—	$—	$—	$—	$2,030	$915
FHLB advances	8,450	—	—	—	—	—	8,450	15,300

Total short-term borrowings	10,480	—	—	—	—	—	10,480	16,215

Long-term debt:
Securitized debt obligations	399	2,354	4,981	1,613	588	75	10,010	10,289
Senior and subordinated notes:
Unsecured senior debt	2,642	1,250	2,974	1,221	3,102	2,824	14,013	10,464
Unsecured subordinated debt	—	—	1,102	—	—	1,513	2,615	2,670

Total senior and subordinated notes	2,642	1,250	4,076	1,221	3,102	4,337	16,628	13,134

Other long-term borrowings:
FHLB advances	1,938	7	32	12	5	2	1,996	1,016

Total long-term debt(1)	4,979	3,611	9,089	2,846	3,695	4,414	28,634	24,439

Total short-term borrowings and long-term debt	$15,459	$3,611	$9,089	$2,846	$3,695	$4,414	$39,114	$40,654

Percentage of total	40%	9%	23%	7%	10%	11%	100%

(1)

Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $232 million and $236 million as of June 30, 2014 and December 31, 2013, respectively.

We provide additional information on our short-term borrowings and long-term debt above under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheet Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”

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

In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $37.7 billion as of June 30, 2014. This borrowing capacity was secured by posting $30.2 billion of loans and $7.5 billion of securities as collateral. As of June 30, 2014, we had outstanding FHLB advances and letters of credit of $10.9 billion and $26.9 billion still available to us to borrow under this program. The

56	Capital One Financial Corporation (COF)

ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $500 million and $774 million as of June 30, 2014 and December 31, 2013, respectively, which are determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window but did not utilize this funding source during 2014 or 2013.

Credit Ratings

Our credit ratings have a significant impact on our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 30 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2014 and December 31, 2013.

Table 30: Senior Unsecured Debt Credit Ratings

	June 30, 2014			December 31, 2013

	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-

As of July 31, 2014, Moody’s, S&P and Fitch have us on a stable outlook.

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

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Changes in foreign exchange rates affect the reported earnings of our foreign operations and the value of non-dollar denominated equity invested in those foreign operations. We measure our earnings exposure using a stress-based simulation of foreign exchange rates. As of June 30, 2014, our pre-tax earnings exposure to volatility of foreign exchange rates was minimal. The impact of changes in foreign exchange rates on our non-dollar equity invested overseas, measured on a quarterly basis, manifests itself in our AOCI and capital ratios.

57	Capital One Financial Corporation (COF)

Market Risk Management

We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated transactions through foreign exchange derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $73.2 billion as of June 30, 2014, compared with $63.4 billion as of December 31, 2013.

Market Risk Measurement

We have prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar denominated earnings. We provide additional information below in “Economic Value of Equity.”

We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008 and since then has remained in a target range of 0% to 0.25%, we use a 50 basis point decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is not plausible. In scenarios where a 50 basis point decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.

Net Interest Income Sensitivity

This sensitivity measure estimates the impact on our projected 12-month base-line interest rate sensitive revenue resulting from movements in interest rates. Interest rate sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate sensitive revenue, we assume an instantaneous plus 200 basis point and minus 50 basis point shock, with the lower rate scenario limited to zero as described above.

Economic Value of Equity

Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measures are calculated based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of plus 200 basis points and minus 50 basis points to spot rates, with the lower rate scenario limited to zero as described above.

Table 31 shows the estimated percentage impact on our projected base-line interest rate sensitive revenue and economic value of equity, calculated under the hypothetical interest rate scenarios described above, as of June 30, 2014 and December 31, 2013. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.

58	Capital One Financial Corporation (COF)

Table 31: Interest Rate Sensitivity Analysis

	June 30, 2014	December 31, 2013
Impact on projected base-line net interest income:
+200 basis points	4.4%	4.9%
–50 basis points	(1.9)	(1.5)
Impact on economic value of equity:
+200 basis points	(4.3)	(5.7)
–50 basis points	(0.7)	0.3

Our projected net interest income and economic value of equity sensitivity measures were within our prescribed policy limits as of June 30, 2014 and December 31, 2013.

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

 SUPERVISION AND REGULATION

On June 12, 2014, the Federal Reserve and OCC released notices of proposed rulemakings that would incorporate changes to their capital plan and stress testing regulations, respectively (the “Proposed Rules”). These proposals would change the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. In order to provide a transition to the proposed timing, the Federal Reserve’s decision on a bank holding company’s (“BHC”) 2015 capital plan submission would cover a five-quarter period—from the second quarter of 2015 through the second quarter of 2016. Subsequent submissions each would cover a four-quarter period. The change in the start date of the annual cycle impacts the as-of dates for data used to project results as well as the dates that stress test results must be submitted to the regulators and disclosed to the public. The proposals also provide a one-year deferral on the use of advanced approaches methodology and will not require banking institutions—even those that have exited the parallel run—to use the advanced approaches methodology to estimate their capital ratios for the 2015 capital plan and stress test cycles. In addition, among other proposed changes, the Federal Reserve’s proposal would provide for the Federal Reserve to shift its focus from annual capital issuances and distributions to quarterly capital issuances and distributions by establishing a new requirement that—to the extent a BHC does not issue the amount of regulatory capital projected in its capital plan in any given quarter—the BHC must adjust its capital issuances or distributions as required by the proposal such that the net amounts of a BHC’s actual capital issuances and capital distributions in a calendar quarter cannot be less than the net amounts of capital issuances and capital distributions projected in the BHC’s capital plan for that calendar quarter. The Proposed Rules currently are in a public comment period and are subject to change.

We provide additional information on our Supervision and Regulation in our 2013 Form 10-K under “Part I—Item 1—Business —Supervision and Regulation” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 under “Part I—Item 2—Management Discussion and Analysis of Financial Condition and Results of Operations—Supervision and Regulation.”

59	Capital One Financial Corporation (COF)

 FORWARD-LOOKING STATEMENTS

From time to time, we have made and will make forward-looking statements, including those that discuss, among other things, strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, expenses, capital measures, accruals for claims in litigation and for other claims against us, earnings per share or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; and the assumptions that underlie these matters.

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance infrastructure suitable for the nature of our business;

•	our ability to control costs;

60	Capital One Financial Corporation (COF)

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain experienced personnel to assist in the management and operations of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.

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

61	Capital One Financial Corporation (COF)

 SUPPLEMENTAL TABLES

Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

(Dollars in millions)	June 30, 2014	December 31, 2013
Tangible Common Equity (Quarterly Average)
Average stockholders’ equity	$43,767	$42,355
Adjustments:
Average goodwill and other intangible assets(2)	(15,615)	(15,847)
Noncumulative perpetual preferred stock(3)	(970)	(853)

Average tangible common equity	$27,182	$25,655

Tangible Common Equity (Period End)
End of period stockholders’ equity	$43,815	$41,632
Adjustments:
Goodwill and other intangible assets(2)	(15,564)	(15,784)
Noncumulative perpetual preferred stock(3)	(1,338)	(853)

Tangible common equity	$26,913	$24,995

Tangible Assets (Quarterly Average)
Average assets	$294,744	$294,040
Adjustments: Average goodwill and other intangible assets(2)	(15,615)	(15,847)

Average tangible assets	$279,129	$278,193

Tangible Assets (Period End)
End of period assets	$298,317	$296,933
Adjustments: Goodwill and other intangible assets(2)	(15,564)	(15,784)

Tangible assets	$282,753	$281,149

Non-GAAP TCE ratio
TCE ratio(4)	9.52%	8.89%

62	Capital One Financial Corporation (COF)

Regulatory Capital Ratios Under Basel III Standardized Approach(5)	June 30, 2014
Common equity excluding AOCI	$42,848
Adjustments:
AOCI(6)(7)	6
Goodwill(2)	(13,811)
Intangible Assets(2)(7)	(289)
Other	20

Common equity Tier 1 capital	28,774
Adjustments:
Tier 1 capital instruments(3)	1,338
Additional Tier 1 capital adjustments	(1)

Tier 1 capital	30,111

Adjustments:
Tier 2 capital instruments(3)	1,779
Qualifying allowance for loan and lease losses	2,850
Additional Tier 2 capital adjustments	3

Tier 2 capital	4,632

Total risk-based capital(8)	$34,743

Risk-weighted assets(9)	$226,172
Average assets for the leverage ratio	281,345

Regulatory Capital Ratios Under Basel I(5)	December 31, 2013
Total stockholders’ equity	$41,632
Adjustments:
Net unrealized losses on investment securities available for sale recorded in AOCI(6)	791
Net losses on cash flow hedges recorded in AOCI(6)	136
Disallowed goodwill and other intangible assets(2)	(14,326)
Disallowed deferred tax assets	—
Noncumulative perpetual preferred stock(3)	(853)
Other	(5)

Tier 1 common capital	27,375
Adjustments:
Noncumulative perpetual preferred stock(3)	853
Tier 1 restricted core capital items	2

Tier 1 capital	28,230

Adjustments:
Long-term debt qualifying as Tier 2 capital	1,914
Qualifying allowance for loan and lease losses	2,833
Other Tier 2 components	10

Tier 2 capital	4,757

Total risk-based capital(8)	$32,987

Risk-weighted assets	$224,556
Average assets for the leverage ratio	280,574

63	Capital One Financial Corporation (COF)

	June 30, 2014	December 31, 2013
Common equity Tier 1 capital ratio(10)	12.72%	N/A
Tier 1 common ratio(11)	N/A	12.19
Tier 1 risk-based capital ratio(12)	13.31	12.57
Total risk-based capital ratio(13)	15.36	14.69
Tier 1 leverage ratio (14)	10.70	10.06

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

64	Capital One Financial Corporation (COF)

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

BHC Act: The Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842).

Capital One: Capital One Financial Corporation and its subsidiaries.

Carrying Value (with respect to loans): The amount at which a loan is recorded on the balance sheet. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held for sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For Acquired Loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date.

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

Exchange Act: The Securities Exchange Act of 1934.

65	Capital One Financial Corporation (COF)

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

GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Government National Mortgage Association (Ginnie Mae) and the Federal Home Loan Banks.

Impairment: The condition when the carrying amount of an asset exceeds or is expected to exceed its fair value.

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

Investments in Qualified Affordable Housing Projects: Capital One invests in private investment funds that make equity investments in multifamily affordable housing properties, that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt.

Investor Entities: Entities that invest in community development entities (“CDE”) that provide debt financing to businesses and non-profit entities in low-income and rural communities.

Leverage ratio (Basel I guideline): Tier 1 capital divided by average assets after certain adjustments, as defined by the regulators.

66	Capital One Financial Corporation (COF)

Liquidity risk: Liquidity risk is the risk that the Company will not be able to meet its future financial obligations as they come due, or invest in future asset growth because of an inability to obtain funds at a reasonable price within a reasonable time period

Loan-to-value (“LTV”) ratio: The relationship expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (i.e., residential real estate, autos, etc.) securing the loan.

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

Mortgage-Backed Security (“MBS”): An asset-backed security whose cash flows are backed by the principal and interest payments of a set of mortgage loans.

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

Restructuring charges: Charges typically from the consolidation and/or relocation of operations.

67	Capital One Financial Corporation (COF)

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

U. S. federal banking agencies: The Federal Reserve, the OCC and the FDIC.

U. S. GAAP: Accounting principles generally accepted in the United States of America. Accounting rules and conventions defining acceptable practices in preparing financial statements in the U.S.

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

 Acronyms

ABS: Asset-backed securities

AOCI: Accumulated other comprehensive income

ARM: Adjustable rate mortgage

68	Capital One Financial Corporation (COF)

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

FCA: U.K. Financial Conduct Authority

FDIC: Federal Deposit Issuance Corporation

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991

FFIEC: Federal Financial Institutions Examination Council

FHA: Federal Housing Administration

FHLB: Federal Home Loan Banks

FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act

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

LIBOR: London Interbank Offered Rate

Moody’s: Moody’s Investors Service

NOW: Negotiable order of withdrawal

OCC: Office of the Comptroller of the Currency

OIS: Overnight Indexed Swap

OTC: Over-the-counter

PCA: Prompt corrective action

PCCR: Purchased credit card relationship

69	Capital One Financial Corporation (COF)

RMBS: Residential mortgage-backed securities

S&P: Standard & Poor’s

SCRA: Servicemembers Civil Relief Act

SEC: U.S. Securities and Exchange Commission

TAV: Trade Analytics and Valuation team

TCE: Tangible Common Equity

TILA: Truth in Lending Act

UCL: Unfair Competition Law

VAC: Valuations Advisory Committee

70	Capital One Financial Corporation (COF)

Item 1. Financial Statements and Notes

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2014	2013	2014	2013
Interest income:
Loans, including loans held for sale	$4,279	$4,596	$8,586	$9,245
Investment securities	409	391	825	765
Other	24	23	54	51

Total interest income	4,712	5,010	9,465	10,061

Interest expense:
Deposits	272	318	548	644
Securitized debt obligations	39	45	77	101
Senior and subordinated notes	78	82	155	164
Other borrowings	8	12	20	29

Total interest expense	397	457	800	938

Net interest income	4,315	4,553	8,665	9,123
Provision for credit losses	704	762	1,439	1,647

Net interest income after provision for credit losses	3,611	3,791	7,226	7,476

Non-interest income:
Service charges and other customer-related fees	460	534	934	1,084
Interchange fees, net	535	486	975	931
Total other-than-temporary impairment	(3)	(12)	(6)	(18)
Less: Portion of other-than-temporary impairment recorded in AOCI	2	8	0	(11)

Net other-than-temporary impairment recognized in earnings	(1)	(4)	(6)	(29)
Other	159	69	270	80

Total non-interest income	1,153	1,085	2,173	2,066

Non-interest expense:
Salaries and associate benefits	1,125	1,118	2,286	2,213
Occupancy and equipment	447	371	852	728
Marketing	335	330	660	647
Professional services	296	340	583	662
Communications and data processing	203	236	399	452
Amortization of intangibles	136	167	279	344
Other	437	456	852	963

Total non-interest expense	2,979	3,018	5,911	6,009

Income from continuing operations before income taxes	1,785	1,858	3,488	3,533
Income tax provision	581	631	1,160	1,172

Income from continuing operations, net of tax	1,204	1,227	2,328	2,361
Income (loss) from discontinued operations, net of tax	(10)	(119)	20	(197)

Net income	1,194	1,108	2,348	2,164
Dividends and undistributed earnings allocated to participating securities	(4)	(4)	(9)	(9)
Preferred stock dividends	(13)	(13)	(26)	(26)

Net income available to common stockholders	$1,177	$1,091	$2,313	$2,129

Basic earnings per common share:
Net income from continuing operations	$2.09	$2.08	$4.03	$4.00
Income (loss) from discontinued operations	(0.02)	(0.20)	0.03	(0.34)

Net income per basic common share	$2.07	$1.88	$4.06	$3.66

Diluted earnings per common share:
Net income from continuing operations	$2.06	$2.05	$3.97	$3.96
Income (loss) from discontinued operations	(0.02)	(0.20)	0.03	(0.34)

Net income per diluted common share	$2.04	$1.85	$4.00	$3.62

Dividends paid per common share	$0.30	$0.30	$0.60	$0.35

See Notes to Consolidated Financial Statements.

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net income	$1,194	$1,108	$2,348	$2,164
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	269	(1,747)	498	(1,956)
Net unrealized gains on securities held to maturity	33	0	61	0
Net unrealized gains (losses) on cash flow hedges	114	(258)	144	(279)
Foreign currency translation adjustments	79	(18)	66	(143)
Other	(3)	3	(4)	7

Other comprehensive income (loss) before taxes	492	(2,020)	765	(2,371)
Income tax provision (benefit) related to other comprehensive income	153	(755)	264	(840)

Other comprehensive income (loss), net of tax	339	(1,265)	501	(1,531)

Comprehensive income (loss)	$1,533	$(157)	$2,849	$633

See Notes to Consolidated Financial Statements.

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,598	$2,821
Interest-bearing deposits with banks	2,954	3,131
Federal funds sold and securities purchased under agreements to resell	180	339

Total cash and cash equivalents	6,732	6,291
Restricted cash for securitization investors	361	874
Securities available for sale, at fair value	41,113	41,800
Securities held to maturity, at carrying value	20,688	19,132
Loans held for investment:
Unsecuritized loans held for investment	161,224	157,651
Restricted loans for securitization investors	37,304	39,548

Total loans held for investment	198,528	197,199
Allowance for loan and lease losses	(3,998)	(4,315)

Net loans held for investment	194,530	192,884
Loans held for sale, at lower of cost or fair value	709	218
Premises and equipment, net	3,764	3,839
Interest receivable	1,473	1,418
Goodwill	13,977	13,978
Other assets	14,970	16,499

Total assets	$298,317	$296,933

Liabilities:
Interest payable	$309	$307
Customer deposits:
Non-interest bearing deposits	24,920	22,643
Interest-bearing deposits	180,970	181,880

Total customer deposits	205,890	204,523
Securitized debt obligations	10,010	10,289
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,030	915
Senior and subordinated notes	16,628	13,134
Other borrowings	10,446	16,316

Total other debt	29,104	30,365
Other liabilities	9,189	9,817

Total liabilities	254,502	255,301

Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 1,375,000 and 875,000 shares issued and outstanding as of June 30, 2014, and December 31, 2013, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 638,961,478 and 637,151,800 shares issued as of June 30, 2014, and December 31, 2013, respectively, and 561,849,971 and 572,675,375 shares outstanding as of June 30, 2014, and December 31, 2013, respectively)	6	6
Additional paid-in capital, net	27,210	26,526
Retained earnings	22,270	20,292
Accumulated other comprehensive income	(371)	(872)
Treasury stock at cost (par value $.01 per share; 77,111,507 and 64,476,425 shares as of June 30, 2014, and December 31, 2013, respectively)	(5,300)	(4,320)

Total stockholders’ equity	43,815	41,632

Total liabilities and stockholders’ equity	$298,317	$296,933

See Notes to Consolidated Financial Statements.

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in millions, except per share data)	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	875,000	$0	637,151,800	$6	$26,526	$20,292	$(872)	$(4,320)	$41,632

Comprehensive income						2,348	501		2,849
Cash dividends—common stock $0.60 per share						(344)			(344)
Cash dividends—preferred stock 6% per annum						(26)			(26)
Purchases of treasury stock								(980)	(980)
Issuances of common stock and restricted stock, net of forfeitures			841,187	0	51				51
Exercise of stock options and warrants, tax benefits of exercises and restricted stock vesting			968,491	0	70				70
Issuances of preferred stock (Series C)	500,000	0			485				485
Compensation expense for restricted stock awards and stock options					78				78

Balance as of June 30, 2014	1,375,000	$0	638,961,478	$6	$27,210	$22,270	$(371)	$(5,300)	$43,815

(1)

Retained earnings as of December 31, 2013 includes the cumulative impact of $112 million resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects.” See “Note 1—Summary of Significant Accounting Policies” for additional information.

See Notes to Consolidated Financial Statements.

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Operating activities:
Income from continuing operations, net of tax	$2,328	$2,361
Income (loss) from discontinued operations, net of tax	20	(197)

Net income	2,348	2,164

Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,439	1,647
Depreciation and amortization, net	1,017	1,152
Net gain on sales of securities available for sale	(12)	(4)
Impairment losses on securities available for sale	6	29
Loans held for sale:
Originations and purchases	(1,920)	(552)
Gain on sales	(20)	(18)
Proceeds from sales and paydowns	1,449	625
Stock plan compensation expense	137	112
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(55)	240
Decrease in other assets	1,227	320
Increase (decrease) in interest payable	2	(126)
Decrease in other liabilities	(668)	(378)
Net cash used by discontinued operations	(30)	(287)

Net cash provided by operating activities	4,920	4,924

Investing activities:
Purchases of securities	(7,907)	(10,502)
Proceeds from paydowns and maturities of securities	3,976	8,486
Proceeds from sales of securities	3,559	1,320
Net (increase) decrease in loans held for investment	(4,047)	4,705
Principal recoveries of loans previously charged off	802	827
Purchases of premises and equipment	(250)	(450)

Net cash provided (used) by investing activities	(3,867)	4,386

Financing activities:
Decrease in restricted cash for securitization investors	513	51
Net increase (decrease) in deposits	1,363	(2,628)
Issuance of securitized debt obligations	2,446	1,450
Maturities and paydowns of securitized debt obligations	(2,791)	(2,017)
Issuance of senior and subordinated notes and junior subordinated debentures	4,731	934
Redemption of junior subordinated debentures	0	(3,641)
Maturities and redemptions of senior and subordinate notes	(1,374)	(500)
Net decrease in other borrowings	(4,755)	(9,191)
Net proceeds from issuances of common stock	51	44
Net proceeds from issuances of preferred stock	484	0
Proceeds from share-based payment activities	70	44
Dividends paid on common stock	(344)	(206)
Dividends paid on preferred stock	(26)	(26)
Purchases of treasury stock	(980)	(29)

Net cash used in financing activities	(612)	(15,715)

Decrease in cash and cash equivalents	441	(6,405)
Cash and cash equivalents at beginning of the period.	6,291	11,058

Cash and cash equivalents at end of the period	$6,732	$4,653

Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$22	$6,820
Net debt exchange of senior and subordinated notes	0	1,968
Interest paid	798	1,064
Income tax paid	884	646

See Notes to Consolidated Financial Statements.

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Capital One Financial Corporation, a Delaware Corporation established in 1995 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offers a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2014, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.

The Company and its subsidiaries are hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.”

We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the U.K., and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card loans. Our branch of COBNA in Canada also has the authority to provide credit card loans.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP” ). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a Variable Interest Entity (“VIE” ). All significant intercompany account balances and transactions have been eliminated.

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

New Accounting Standards Adopted

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standard Board (“FASB”) issued guidance permitting an entity to account for Investments in Qualified Affordable Housing Projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor receives tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. Historically, these investments were under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. We adopted this guidance in the first quarter of 2014 with retrospective application. As a result, total assets, total liabilities, and retained earnings were reduced by $115 million, $3 million and $112 million from $297.0 billion, $255.3 billion and $20.4 billion, respectively, as of December 31, 2013. In addition, net income was reduced by $9 million from $1.1 billion for the three months ended June 30, 2013 and by $19 million from $2.2 billion for the first six months ended June 30, 2013.

During the second quarter and first six months of 2014, we recognized amortization of $72 million and $144 million, respectively and tax credits of $88 million and $178 million, respectively, associated with these investments within income taxes. The carrying value of our investments in these qualified affordable housing projects was $2.9 billion and $2.8 billion as of June 30, 2014 and December 31, 2013, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We recorded a liability of $1.1 billion for the unfunded commitments as of June 30, 2014, which are expected to be paid during the years from 2014 to 2017.

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation, within the scope of this guidance, is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance clarifies that an entity shall measure the obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amounts of the obligations as well as other information about those obligations. The guidance is effective for annual and interim periods beginning after December 15, 2013. The adoption of this guidance in the first quarter of 2014 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.

Recently Issued but Not Yet Adopted Accounting Standards

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued guidance clarifying that a performance target contained within a share-based payment award that affects vesting and can be achieved after the requisite service period has been completed is to be accounted for as a performance condition. Accordingly, the grantor of such awards would recognize compensation cost in the period in which it becomes probable that the performance target will be achieved. The amount of the compensation cost recognized should represent the cost attributable to the requisite service period fulfilled. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Entities may elect to adopt the guidance on either a prospective or modified retrospective basis. We do not expect our adoption of this guidance in the first quarter of 2015 to have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accounting for Repurchase Transactions

In June 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales. New disclosures for certain transactions accounted for as secured borrowings and transfers accounted for as sales when the transferor retains substantially all of the exposure to the economic return on the transferred financial assets will also be required. We do not expect our adoption of the accounting guidance in the first quarter of 2015 to have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice. The new disclosures will be provided beginning in the second quarter of 2015.

Revenue from Contracts with Customers

In May 2014, the FASB issued revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives and sales of financial instruments are similarly excluded from the scope. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption prohibited. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. We are currently evaluating the guidance to identify which of our revenue streams are within its scope and determine which transition method we plan to elect. Accordingly, we cannot yet quantify the impact our adoption of this guidance will have in the first quarter of 2017.

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

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

 NOTE 2—DISCONTINUED OPERATIONS

Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit

In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint, which we acquired in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three and six months ended June 30, 2014 and 2013. We have no significant continuing involvement in these operations.

The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:

Table 2.1: Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Non-interest income (expense), net	$(15)	$(190)	$32	$(315)

Income (loss) from discontinued operations before taxes	(15)	(190)	32	(315)
Income tax provision (benefit)	(5)	(71)	12	(118)

Income (loss) from discontinued operations	$(10)	$(119)	$20	$(197)

The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets of $352 million and $370 million as of June 30, 2014 and December 31, 2013, respectively. Liabilities, which primarily consisted of reserves for representations and warranties on loans previously sold to third parties, totaled $912 million and $960 million as of June 30, 2014 and December 31, 2013, respectively.

 NOTE 3—INVESTMENT SECURITIES

Our investment portfolio consists primarily of the following: U.S. Treasury debt, U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; Agency and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”), and other investments. The U.S. government agencies include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”). The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represents 79% and 77% of our total investment securities as of June 30, 2014 and December 31, 2013, respectively.

Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the overview of our investment portfolio at June 30, 2014 and December 31, 2013.

Table 3.1 Overview of Investment Portfolio

(Dollars in millions)	June 30, 2014	December 31, 2013
Securities available for sale, at fair value	$41,113	$41,800
Securities held to maturity, at carrying value	20,688	19,132

Total investments	$61,801	$60,932

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2014 and December 31, 2013.

Table 3.2 Investment Securities Available for Sale

	June 30, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$1,221	$2	$0	$1,223
U.S. Agency debt obligations	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	1,120	1	(29)	1,092
Residential mortgage-backed securities (“RMBS”):
Agency	21,779	309	(140)	21,948
Non-agency	3,077	512	(10)	3,579

Total RMBS	24,856	821	(150)	25,527

Commercial mortgage-backed securities (“CMBS”):
Agency	4,041	32	(61)	4,012
Non-agency	1,803	28	(23)	1,808

Total CMBS	5,844	60	(84)	5,820

Other assets backed securities (“ABS”)(2)	5,972	65	(15)	6,022
Other securities(3)	1,433	16	(21)	1,428

Total investment securities available for sale	$40,447	$965	$(299)	$41,113

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$831	$2	$0	$833
U.S. Agency debt obligations	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	1,282	1	(49)	1,234
RMBS:
Agency	21,572	239	(332)	21,479
Non-agency	3,165	450	(15)	3,600

Total RMBS	24,737	689	(347)	25,079

CMBS:
Agency	4,262	20	(84)	4,198
Non-agency	1,854	14	(60)	1,808

Total CMBS	6,116	34	(144)	6,006

Other ABS(2)	7,123	49	(36)	7,136
Other securities(3)	1,542	24	(55)	1,511

Total investment securities available for sale	$41,632	$799	$(631)	$41,800

(1)

Includes $8 million and $12 million as of June 30, 2014 and December 31, 2013, respectively, attributable to securities for which OTTI has been recognized. Substantially all of this amount is related to non-agency RMBS.

(2)

ABS collateralized by credit card loans constituted approximately 65% of the other ABS portfolio both as of June 30, 2014, and December 31, 2013, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 13% and 15% of the other ABS portfolio as of June 30, 2014 and December 31, 2013, respectively. Approximately 89% of the securities in our other ABS portfolio were rated AAA or its equivalent as of June 30, 2014, compared with 87% as of December 31, 2013.

(3)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).

The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2014 and December 31, 2013.

Table 3.3 Investment Securities Held to Maturity

	June 30, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$20,100	$(1,248)	$18,852	$649	$(3)	$19,498
Agency CMBS	1,962	(126)	1,836	75	(4)	1,907

Total investment securities held to maturity	$22,062	$(1,374)	$20,688	$724	$(7)	$21,405

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$18,746	$(1,303)	$17,443	$72	$(30)	$17,485
Agency CMBS	1,821	(132)	1,689	16	(5)	1,700

Total investment securities held to maturity	$20,567	$(1,435)	$19,132	$88	$(35)	$19,185

(1)	Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

Investment Securities in a Gross Unrealized Loss Position

The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013.

Table 3.4: Securities in Unrealized Loss Position

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$151	$(2)	$838	$(27)	$989	$(29)
RMBS:
Agency	3,224	(14)	5,138	(127)	8,362	(141)
Non-agency	149	(2)	231	(8)	380	(10)

Total RMBS	3,373	(16)	5,369	(135)	8,742	(151)

CMBS:
Agency	572	(5)	2,087	(56)	2,659	(61)
Non-agency	111	0	754	(23)	865	(23)

Total CMBS	683	(5)	2,841	(79)	3,524	(84)

Other ABS	90	0	825	(14)	915	(14)
Other securities	115	0	718	(21)	833	(21)

Total investment securities available for sale in a gross unrealized loss position	$4,412	$(23)	$10,591	$(276)	$15,003	$(299)

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$1,143	$(47)	$46	$(2)	$1,189	$(49)
RMBS:
Agency	9,769	(263)	1,770	(69)	11,539	(332)
Non-agency	454	(10)	56	(5)	510	(15)

Total RMBS	10,223	(273)	1,826	(74)	12,049	(347)

CMBS:
Agency	2,842	(74)	256	(10)	3,098	(84)
Non-agency	952	(43)	183	(17)	1,135	(60)

Total CMBS	3,794	(117)	439	(27)	4,233	(144)

Other ABS	2,528	(34)	392	(2)	2,920	(36)
Other securities	1,149	(51)	57	(4)	1,206	(55)

Total investment securities available for sale in a gross unrealized loss position	$18,837	$(522)	$2,760	$(109)	$21,597	$(631)

As of June 30, 2014, the amortized cost of approximately 600 securities available for sale exceeded their fair value by $299 million, of which $276 million related to investment securities that had been in a loss position for 12 months or longer. Our investments in non-agency RMBS and CMBS, non-agency ABS, and other securities accounted for $68 million, or 23%, of total gross unrealized losses on securities available for sale as of June 30, 2014.

As of June 30, 2014, the carrying value of approximately 20 securities held to maturity exceeded their fair value by $7 million. Substantially all of these unrecognized losses relate to securities held to maturity that have been in a loss position for less than 12 months as of June 30, 2014.

Maturities and Yields of Investment Securities

The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2014:

Table 3.5: Contractual Maturities of Securities Available for Sale

	June 30, 2014
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2,117	$2,120
Due after 1 year through 5 years	5,033	5,059
Due after 5 years through 10 years	3,835	3,824
Due after 10 years(1)	29,462	30,110

Total	$40,447	$41,113

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 3.6: Contractual Maturities of Securities Held to Maturity

	June 30, 2014
(Dollars in millions)	Carrying Value	Fair Value
Due after 5 years through 10 years	$1,140	$1,207
Due after 10 years	19,548	20,198

Total	$20,688	$21,405

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and weighted average yields of our investment securities as of June 30, 2014.

Table 3.7: Expected Maturities and Weighted Average Yields of Securities

	June 30, 2014
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury debt obligations	$656	$567	$0	$0	$1,223
U.S. Agency debt obligations	1	0	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	207	872	13	1,092
RMBS:
Agency	193	9,888	11,867	0	21,948
Non-agency	21	940	1,998	620	3,579

Total RMBS	214	10,828	13,865	620	25,527

CMBS:
Agency	400	2,838	774	0	4,012
Non-agency	84	477	1,227	20	1,808

Total CMBS	484	3,315	2,001	20	5,820

Other ABS	1,949	3,375	601	97	6,022
Other securities	59	521	752	96	1,428

Total securities available for sale	$3,363	$18,813	$18,091	$846	$41,113

Amortized cost of securities available for sale	$3,361	$18,579	$17,788	$719	$40,447
Weighted average yield for securities available for sale(1)	1.12%	2.21%	3.08%	7.50%	2.59%
Carrying value of securities held to maturity:
Agency RMBS	$0	$109	$15,530	$3,213	$18,852
Agency CMBS	0	396	1,364	76	1,836

Total securities held for maturity	$0	$505	$16,894	$3,289	$20,688

Fair value of securities held to maturity	$0	$505	$17,462	$3,438	$21,405
Weighted average yield for securities held to maturity(1)	0.00%	2.31%	2.73%	3.14%	2.79%

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)

Average yield is calculated based on the amortized cost of each security. Effective in the second quarter of 2014, we began reporting the effective yield for the investment securities. Prior to second quarter of 2014, we reported the purchase yield for the investment securities. The impact of this change on prior periods is not material.

Other-Than-Temporary Impairment

We evaluate all securities in an unrealized loss position at least on a quarterly basis, and more often as market conditions require, to assess whether the impairment is other-than-temporary. Our Other-Than-Temporary Impairment (“OTTI”) assessment is based on a discounted cash flow analysis which requires careful use of judgments and assumptions. A number of qualitative and quantitative criteria may be considered in our assessment as applicable, including the size and the nature of the portfolio; historical and projected performance such as prepayment, default and loss severity for the RMBS portfolio; recent credit events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings of the issuer and any failure or delay of the issuer to make scheduled interest or principal payments; the value of underlying collateral; our intent and ability to hold the security for the long term; and current and projected market and macro-economic conditions.

For a debt security that has experienced a decline in the fair value below amortized cost basis, we recognize OTTI in earnings if we have the intent to sell the security, or if we believe it is more likely than not that we will be required to sell the security in the near term. For those securities that we do not intend to sell or expect to be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors, such as interest rates. Credit-related impairment is recognized in earnings, with the remaining unrealized non-credit related impairment recorded in accumulated other comprehensive income (“AOCI”). We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected cash flows, discounted based on the effective yield.

The table below presents the accumulative credit loss and activities for the three and six months ended June 30, 2014 and 2013, related to the credit component of OTTI recognized in earnings on debt securities:

Table 3.8 Credit Impairment Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Credit loss component, beginning of period	$165	$145	$160	$120
Additions:
Initial credit impairment	0	3	1	11
Subsequent credit impairment	1	1	5	18

Total additions	1	4	6	29

Reduction due to payoffs, disposals, transfers & other	(1)	—	(1)	—

Credit loss component, end of period	$165	$149	$165	$149

Gross unrealized losses on our investment securities have generally decreased since December 31, 2013. We believe the unrealized losses related to investment securities for which we have not recognized credit impairment are primarily attributable to changes in market interest rates. In addition, we do not intend to sell these securities with unrealized losses, and we believe it is not likely that we will be required to sell these securities prior to recovery of their amortized cost. Except for the securities reported in the table above for which credit losses have been recognized in earnings, we believe the securities with an unrealized loss in AOCI are not other than temporarily impaired as of June 30, 2014.

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Realized Gains and Losses on Securities

The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale recognized in earnings for the three and six months ended June 30, 2014 and 2013. The gross realized investment losses presented below exclude credit losses recognized in earnings attributable to OTTI. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.

Table 3.9: Realized Gains and Losses on Securities Available for Sale

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Gross realized investment gains	$2	$3	$34	$6
Gross realized investment losses	(3)	(2)	(22)	(3)

Net realized gains (losses)	$(1)	$1	$12	$3

Total proceeds from sales	$583	$600	$3,559	$1,320

Securities Pledged and Received

As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $7.5 billion and $10.7 billion as of June 30, 2014 and December 31, 2013, respectively. We pledged securities held to maturity with a carrying value of $11.9 billion and $8.2 billion as of June 30, 2014 and December 31, 2013, respectively. Of the total securities pledged as collateral, we have encumbered $17.0 billion and $17.3 billion as of June 30, 2014 and December 31, 2013, respectively, primarily related to FHLB transactions and Public Fund deposits. We accepted pledges of securities with a fair value of $11 million and $53 million as of June 30, 2014 and December 31, 2013, respectively, primarily related to our derivative transactions.

Securities Acquired

Our investment portfolio includes certain acquired debt securities that were deemed to be credit impaired at acquisition date. These securities are accounted for in accordance with accounting guidance for purchased credit-impaired debt securities.

Outstanding Balance and Carrying Value of Acquired Securities

The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired debt securities as of June 30, 2014 and December 31, 2013.

Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	June 30, 2014	December 31, 2013
Contractual principal and interest	$4,483	$4,700
Carrying value	2,959	2,896
Amortized cost	2,425	2,432

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield of Acquired Securities

The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:

Table 3.11: Changes in Accretable Yield of Acquired Securities

(Dollars in millions)	Acquired Credit-Impaired Securities
Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions	88
Accretion recognized in earnings	(247)
Reduction due to payoffs, disposals, transfers & other	(2)
Net reclassifications (to) from nonaccretable difference	72

Accretable yield as of December 31, 2013	$1,423

Additions from new acquisitions	26
Accretion recognized in earnings	(122)
Reduction due to payoffs, disposals, transfers & other	(2)
Net reclassifications (to) from nonaccretable difference	22

Accretable yield as of June 30, 2014	$1,347

 NOTE 4—LOANS

Loan Portfolio Composition

Our total loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts, and loans held for sale. Our loan portfolio, by segment, consists of credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto, home, and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial, and small-ticket commercial real estate loans.

Loans Acquired in Business Acquisitions

Loans Acquired and Accounted for Based on Expected Cash Flows

Our portfolio of loans held for investment includes loans acquired in the Chevy Chase Bank (“CCB”), ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition.

Acquired Loans accounted for based on expected cash flows to be collected was $26.0 billion as of June 30, 2014, compared with $28.6 billion as of December 31, 2013.

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

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Loans Acquired and Accounted for Based on Contractual Cash Flows

The substantial majority of the loans purchased in the 2012 U.S. card acquisition had existing revolving privileges, therefore they were excluded from the Acquired Loans above and accounted for based on contractual cash flows at acquisition. After the acquisition date, these loans were accounted for using the same methodology utilized for our existing credit card portfolio prior to the 2012 U.S. card acquisition. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for additional information on accounting guidance for these loans.

Table 4.1 below presents the composition of our portfolio of loans held for investment, which includes restricted loans for securitization investors, as of June 30, 2014 and December 31, 2013.

Table 4.1: Loan Portfolio Composition

(Dollars in millions)	June 30, 2014	December 31, 2013
Credit Card:
Domestic credit card(1)	$71,165	$73,255
International credit card	7,853	8,050

Total credit card	79,018	81,305

Consumer Banking:
Auto	34,792	31,857
Home loan	32,644	35,282
Retail banking	3,626	3,623

Total consumer banking	71,062	70,762

Commercial Banking:(2)
Commercial and multifamily real estate	22,040	20,750
Commercial and industrial	25,402	23,309

Total commercial lending	47,442	44,059
Small-ticket commercial real estate	879	952

Total commercial banking	48,321	45,011

Other:
Other loans	127	121

Total loans	$198,528	$197,199

(1)	Includes installment loans related to domestic card loans of $205 million and $323 million as of June 30, 2014 and December 31, 2013, respectively.

(2)	Includes construction loans and land development loans totaling $2.1 billion and $2.0 billion as of June 30, 2014 and December 31, 2013, respectively.

We had total loans held for sale of $709 million and $218 million as of June 30, 2014 and December 31, 2013, respectively.

Credit Quality

We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

loan portfolios. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as charge-off rates and our internal risk ratings of larger balance commercial loans.

The following table summarizes the payment status of our loan portfolio, including an aging of delinquent loans, loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming. We present the information below on the credit performance of our loan portfolio, by major portfolio segment, including key metrics that we use in tracking changes in the credit quality of each of our loan portfolios. The delinquency aging includes all past due loans, both performing and nonperforming, as of June 30, 2014 and December 31, 2013.

Table 4.2: Credit Quality

	June 30, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	> 90 Days and Accruing(1)	Non- performing Loans(1)
Credit Card:
Domestic credit card	$69,115	$691	$439	$883	$2,013	$37	$71,165	$883	$0
International credit card	7,523	131	75	124	330	0	7,853	81	81

Total credit card	76,638	822	514	1,007	2,343	37	79,018	964	81

Consumer Banking:
Auto	32,634	1,411	594	151	2,156	2	34,792	0	151
Home loan	6,643	44	24	219	287	25,714	32,644	0	351
Retail banking	3,541	14	5	17	36	49	3,626	1	29

Total consumer banking	42,818	1,469	623	387	2,479	25,765	71,062	1	531

Commercial Banking:
Commercial and multifamily real estate	21,880	52	10	33	95	65	22,040	1	64
Commercial and industrial	25,168	32	3	47	82	152	25,402	4	105

Total commercial lending	47,048	84	13	80	177	217	47,442	5	169

Small-ticket commercial real estate	867	2	2	8	12	0	879	0	12

Total commercial banking	47,915	86	15	88	189	217	48,321	5	181

Other:
Other loans	111	3	2	11	16	0	127	0	16

Total	$167,482	$2,380	$1,154	$1,493	$5,027	$26,019	$198,528	$970	$809

% of Total loans	84.36%	1.20%	0.58%	0.75%	2.53%	13.11%	100.00%	0.49%	0.41%

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans	> 90 Days and Accruing(1)	Non- performing Loans(1)
Credit Card:
Domestic credit card	$70,678	$778	$549	$1,187	$2,514	$63	$73,255	$1,187	$0
International credit card	7,683	141	85	141	367	0	8,050	96	88

Total credit card	78,361	919	634	1,328	2,881	63	81,305	1,283	88

Consumer Banking:
Auto	29,477	1,519	662	194	2,375	5	31,857	0	194
Home loan	6,775	60	24	239	323	28,184	35,282	0	376
Retail banking	3,535	21	8	23	52	36	3,623	2	41

Total consumer banking	39,787	1,600	694	456	2,750	28,225	70,762	2	611

Commercial Banking:
Commercial and multifamily real estate	20,602	17	11	36	64	84	20,750	2	52
Commercial and industrial	23,023	69	1	38	108	178	23,309	4	93

Total commercial lending	43,625	86	12	74	172	262	44,059	6	145

Small-ticket commercial real estate .	941	8	2	1	11	0	952	0	4

Total commercial banking	44,566	94	14	75	183	262	45,011	6	149

Other:
Other loans	102	4	2	13	19	0	121	0	19

Total	$162,816	$2,617	$1,344	$1,872	$5,833	$28,550	$197,199	$1,291	$867

% of Total loans	82.56%	1.33%	0.68%	0.95%	2.96%	14.48%	100.00%	0.65%	0.44%

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.

Credit Card

Our credit card loan portfolio is generally highly diversified across millions of accounts and multiple geographies without significant individual exposures. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time. The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of June 30, 2014 and December 31, 2013. We also present the delinquency rates of our credit card loan portfolio and comparative net charge-offs for the three and six months ended June 30, 2014 and 2013.

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	June 30, 2014
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card:
California	$7,784	9.9%	$4	0.0%	$7,788	9.9%
New York	5,114	6.5	4	0.0	5,118	6.5
Texas	4,874	6.2	3	0.0	4,877	6.2
Florida	4,251	5.4	2	0.0	4,253	5.4
Illinois	3,460	4.4	2	0.0	3,462	4.4
Pennsylvania	3,274	4.1	2	0.0	3,276	4.1
Ohio	2,820	3.6	2	0.0	2,822	3.6
New Jersey	2,630	3.3	1	0.0	2,631	3.3
Michigan	2,483	3.1	1	0.0	2,484	3.1
Other	34,438	43.5	16	0.1	34,454	43.6

Total domestic credit card	71,128	90.0	37	0.1	71,165	90.1

International credit card:
Canada	4,257	5.4	0	0.0	4,257	5.4
United Kingdom	3,596	4.5	0	0.0	3,596	4.5

Total international credit card	7,853	9.9	0	0.0	7,853	9.9

Total credit card	$78,981	99.9%	$37	0.1%	$79,018	100.0%

	December 31, 2013
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card:
California	$7,934	9.8%	$6	0.0%	$7,940	9.8%
New York	5,271	6.5	6	0.0	5,277	6.5
Texas	4,989	6.1	4	0.0	4,993	6.1
Florida	4,321	5.3	4	0.0	4,325	5.3
Illinois	3,600	4.4	3	0.0	3,603	4.4
Pennsylvania	3,439	4.2	3	0.0	3,442	4.2
Ohio	2,963	3.6	2	0.0	2,965	3.6
New Jersey	2,734	3.4	2	0.0	2,736	3.4
Michigan	2,593	3.2	2	0.0	2,595	3.2
Other	35,348	43.5	31	0.1	35,379	43.6

Total domestic credit card	73,192	90.0	63	0.1	73,255	90.1

International credit card:
Canada	4,503	5.5	0	0.0	4,503	5.5
United Kingdom	3,547	4.4	0	0.0	3,547	4.4

Total international credit card	8,050	9.9	0	0.0	8,050	9.9

Total credit card	$81,242	99.9%	$63	0.1%	$81,305	100.0%

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	June 30, 2014		December 31, 2013
(Dollars in millions)	Total	% of Total(2)	Total	% of Total(2)
Selected credit metrics:
30+ day delinquencies	$2,343	2.97%	$2,881	3.54%
90+ day delinquencies	1,007	1.27	1,328	1.63

(1)

Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

(2)	Calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.

Table 4.4: Credit Card: Net Charge-offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Domestic credit card	$610	3.52%	$749	4.28%	$1,310	3.77%	$1,576	4.36%
International credit card	75	3.93	101	5.08	155	4.05	196	4.83

Total credit card	$685	3.56	$850	4.36	$1,465	3.79	$1,772	4.41

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

Consumer Banking

Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio is correlated with broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio. The table below displays the geographic profile of our consumer banking loan portfolio. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding Acquired Loans’ impact, as of June 30, 2014 and December 31, 2013, and net charge-offs for the three and six months ended June 30, 2014 and 2013.

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	June 30, 2014
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$5,015	7.1%	$0	0.0%	$5,015	7.1%
California	3,735	5.3	0	0.0	3,735	5.3
Florida	2,359	3.3	0	0.0	2,359	3.3
Georgia	1,882	2.6	0	0.0	1,882	2.6
Louisiana	1,729	2.4	0	0.0	1,729	2.4
Illinois	1,463	2.1	0	0.0	1,463	2.1
Ohio	1,421	2.0	0	0.0	1,421	2.0
Other	17,186	24.2	2	0.0	17,188	24.2

Total auto	34,790	49.0	2	0.0	34,792	49.0

Home loan:
California	978	1.4	6,568	9.2	7,546	10.6
New York	1,434	2.0	1,169	1.7	2,603	3.7
Illinois	86	0.1	1,980	2.8	2,066	2.9
Maryland	432	0.6	1,385	2.0	1,817	2.6
New Jersey	354	0.5	1,308	1.8	1,662	2.3
Virginia	369	0.5	1,260	1.8	1,629	2.3
Florida	170	0.2	1,342	1.9	1,512	2.1
Other	3,107	4.4	10,702	15.0	13,809	19.4

Total home loan	6,930	9.7	25,714	36.2	32,644	45.9

Retail banking:
Louisiana	1,178	1.6	0	0.0	1,178	1.6
New York	872	1.2	0	0.0	872	1.2
Texas	760	1.1	0	0.0	760	1.1
New Jersey	261	0.3	0	0.0	261	0.3
Maryland	139	0.2	21	0.1	160	0.3
Virginia	107	0.2	19	0.0	126	0.2
California	42	0.1	0	0.0	42	0.1
Other	218	0.3	9	0.0	227	0.3

Total retail banking	3,577	5.0	49	0.1	3,626	5.1

Total consumer banking	$45,297	63.7%	$25,765	36.3%	$71,062	100.0%

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	June 30, 2014
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:
30+ day delinquencies	$2,156	6.20%	$287	4.14%	$36	1.00%	$2,479	5.47%
90+ day delinquencies	151	0.43	219	3.16	17	0.48	387	0.85
Nonperforming loans	151	0.43	351	5.06	29	0.80	531	1.17

	December 31, 2013
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,736	6.7%	$0	0.0%	$4,736	6.7%
California	3,297	4.7	0	0.0	3,297	4.7
Florida	2,076	2.9	0	0.0	2,076	2.9
Georgia	1,709	2.4	0	0.0	1,709	2.4
Louisiana	1,677	2.4	0	0.0	1,677	2.4
Illinois	1,291	1.8	0	0.0	1,291	1.8
Ohio	1,267	1.8	0	0.0	1,267	1.8
Other	15,799	22.3	5	0.0	15,804	22.3

Total auto	31,852	45.0	5	0.0	31,857	45.0

Home loan:
California	1,010	1.5	7,153	10.1	8,163	11.6
New York	1,502	2.1	1,265	1.8	2,767	3.9
Illinois	88	0.1	2,183	3.1	2,271	3.2
Maryland	418	0.6	1,495	2.1	1,913	2.7
New Jersey	362	0.5	1,409	2.0	1,771	2.5
Virginia	351	0.5	1,367	1.9	1,718	2.4
Florida	177	0.3	1,477	2.1	1,654	2.4
Other	3,190	4.5	11,835	16.7	15,025	21.2

Total home loan	7,098	10.1	28,184	39.8	35,282	49.9

Retail banking:
Louisiana	1,234	1.7	0	0.0	1,234	1.7
New York	859	1.2	0	0.0	859	1.2
Texas	772	1.1	0	0.0	772	1.1
New Jersey	280	0.4	0	0.0	280	0.4
Maryland	125	0.1	17	0.1	142	0.2
Virginia	96	0.1	12	0.0	108	0.1
California	37	0.1	0	0.0	37	0.1
Other	184	0.3	7	0.0	191	0.3

Total retail banking	3,587	5.0	36	0.1	3,623	5.1

Total consumer banking	$42,537	60.1	$28,225	39.9%	$70,762	100.0%

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:
30+ day delinquencies	$2,375	7.46%	$323	4.55%	$52	1.46%	$2,750	6.47%
90+ day delinquencies	194	0.61	239	3.37	23	0.66	456	1.07
Nonperforming loans	194	0.61	376	5.29	41	1.15	611	1.44

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.

(2)	Credit performance statistics exclude Acquired Loans, which were recorded at fair value at acquisition.

Table 4.6: Consumer Banking: Net Charge-offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$111	1.31%	$92	1.28%	$245	1.48%	$214	1.52%
Home loan	5	0.05	4	0.03	10	0.06	8	0.04
Retail banking	6	0.70	14	1.50	15	0.82	31	1.68

Total consumer banking	$122	0.69	$110	0.60	$270	0.76	$253	0.69

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

Home Loan

Our home loans portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loans portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loans portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the home price peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards. The following table presents the distribution of our home loans portfolio as of June 30, 2014 and December 31, 2013, based on selected key risk characteristics.

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	June 30, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	$2,638	8.1%	$3,774	11.6%	$6,412	19.7%
2006	483	1.5	2,402	7.3	2,885	8.8
2007	340	1.0	5,058	15.5	5,398	16.5
2008	198	0.6	3,850	11.8	4,048	12.4
2009	114	0.3	2,284	7.0	2,398	7.3
2010	126	0.4	3,612	11.1	3,738	11.5
2011	239	0.7	4,015	12.3	4,254	13.0
2012	1,774	5.5	609	1.8	2,383	7.3
2013	689	2.1	89	0.3	778	2.4
2014	329	1.0	21	0.1	350	1.1

Total	$6,930	21.2%	$25,714	78.8%	$32,644	100.0%

Geographic concentration:(3)
California	$978	3.0%	$6,568	20.1%	$7,546	23.1%
New York	1,434	4.4	1,169	3.6	2,603	8.0
Illinois	86	0.2	1,980	6.1	2,066	6.3
Maryland	432	1.3	1,385	4.3	1,817	5.6
New Jersey	354	1.1	1,308	4.0	1,662	5.1
Virginia	369	1.1	1,260	3.9	1,629	5.0
Florida	170	0.5	1,342	4.1	1,512	4.6
Arizona	90	0.3	1,319	4.0	1,409	4.3
Washington	98	0.3	1,177	3.6	1,275	3.9
Louisiana	1,230	3.8	43	0.1	1,273	3.9
Other	1,689	5.2	8,163	25.0	9,852	30.2

Total	$6,930	21.2%	$25,714	78.8%	$32,644	100.0%

Lien type:
1st lien	$5,880	18.0%	$25,327	77.6%	$31,207	95.6%
2nd lien	1,050	3.2	387	1.2	1,437	4.4

Total	$6,930	21.2%	$25,714	78.8%	$32,644	100.0%

Interest rate type:
Fixed rate	$2,473	7.6%	$3,159	9.7%	$5,632	17.3%
Adjustable rate	4,457	13.6	22,555	69.1	27,012	82.7

Total	$6,930	21.2%	$25,714	78.8%	$32,644	100.0%

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	$2,868	8.1%	$4,025	11.4%	$6,893	19.5%
2006	521	1.5	2,465	7.0	2,986	8.5
2007	363	1.0	5,276	14.9	5,639	15.9
2008	212	0.6	4,084	11.6	4,296	12.2
2009	129	0.4	2,531	7.2	2,660	7.6
2010	142	0.4	4,251	12.1	4,393	12.5
2011	259	0.7	4,655	13.2	4,914	13.9
2012	1,918	5.4	805	2.3	2,723	7.7
2013	686	2.0	92	0.2	778	2.2

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Geographic concentration:(3)
California	$1,010	2.9%	$7,153	20.3%	$8,163	23.2%
New York	1,502	4.2	1,265	3.6	2,767	7.8
Illinois	88	0.2	2,183	6.2	2,271	6.4
Maryland	418	1.2	1,495	4.2	1,913	5.4
New Jersey	362	1.0	1,409	4.0	1,771	5.0
Virginia	351	1.0	1,367	3.9	1,718	4.9
Florida	177	0.5	1,477	4.2	1,654	4.7
Arizona	91	0.3	1,439	4.1	1,530	4.4
Washington	100	0.3	1,302	3.7	1,402	4.0
Louisiana	1,282	3.6	47	0.1	1,329	3.7
Other	1,717	4.9	9,047	25.6	10,764	30.5

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Lien type:
1st lien	$6,020	17.1%	$27,768	78.7%	$33,788	95.8%
2nd lien	1,078	3.0	416	1.2	1,494	4.2

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

Interest rate type:
Fixed rate	$2,478	7.0%	$3,434	9.7%	$5,912	16.7%
Adjustable rate	4,620	13.1	24,750	70.2	29,370	83.3

Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%

(1)	Percentages within each risk category are calculated based on total home loans held for investment.

(2)	The Acquired Loans origination balances in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	Represents the ten states in which we have the highest concentration of home loans.

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

We use our internal risk-rating system for regulatory reporting, determining the frequency of review of the credit exposures and evaluation and determination of the allowance for loan and lease losses for commercial loans. Loans of $1 million or more designated as criticized performing and criticized nonperforming are reviewed quarterly by management for further deterioration or improvement to determine if they are appropriately classified/graded and whether impairment exists. Noncriticized loans greater than $1 million are specifically reviewed, at least annually, to determine the appropriate loan grading. In addition, during the renewal process of any loan or if a loan becomes past due, we evaluate the risk rating.

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of June 30, 2014 and December 31, 2013.

Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	June 30, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,833	67.3%	$6,206	24.4%	$542	61.7%	$21,581	44.7%
Mid-Atlantic	2,275	10.3	1,673	6.6	31	3.5	3,979	8.2
South	3,019	13.7	11,768	46.3	55	6.2	14,842	30.8
Other	1,848	8.4	5,603	22.1	251	28.6	7,702	15.9

Loans	21,975	99.7	25,250	99.4	879	100.0	48,104	99.6
Acquired Loans	65	0.3	152	0.6	0	0.0	217	0.4

Total	$22,040	100.0%	$25,402	100.0%	$879	100.0%	$48,321	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$21,568	97.8%	$24,255	95.5%	$866	98.5%	$46,689	96.6%
Criticized performing	343	1.6	890	3.5	1	0.1	1,234	2.6
Criticized nonperforming	64	0.3	105	0.4	12	1.4	181	0.4

Loans	21,975	99.7	25,250	99.4	879	100.0	48,104	99.6

Acquired Loans:
Noncriticized	58	0.3	134	0.5	0	0.0	192	0.4
Criticized performing	7	0.0	18	0.1	0	0.0	25	0.0

Acquired Loans	65	0.3	152	0.6	0	0.0	217	0.4

Total	$22,040	100.0%	$25,402	100.0%	$879	100.0%	$48,321	100.0%

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,543	70.1%	$5,800	24.9%	$582	61.3%	$20,925	46.4%
Mid-Atlantic	2,130	10.3	1,432	6.1	33	3.4	3,595	8.0
South	2,539	12.2	10,940	46.9	58	6.0	13,537	30.1
Other	1,454	7.0	4,959	21.3	279	29.3	6,692	14.9

Loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4
Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6

Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%

Internal risk rating:(3)
Loans:
Noncriticized	$20,204	97.4%	$22,448	96.3%	$941	98.9%	$43,593	96.9%
Criticized performing	409	2.0	590	2.5	8	0.8	1,007	2.2
Criticized nonperforming	53	0.2	93	0.4	3	0.3	149	0.3

Loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4

Acquired Loans:
Noncriticized	72	0.3	158	0.7	0	0.0	230	0.5
Criticized performing	12	0.1	20	0.1	0	0.0	32	0.1

Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6

Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%

(1)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.

(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Impaired Loans

The following table presents information about our impaired loans, excluding Acquired Loans’ impact, which are reported separately as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013:

Table 4.9: Impaired Loans(1)

	June 30, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$563	$0	$563	$136	$427	$549
International credit card	165	0	165	87	78	158

Total credit card(2)	728	0	728	223	505	707

Consumer Banking:
Auto(3)	185	190	375	17	358	617
Home loan	240	164	404	18	386	531
Retail banking	53	15	68	7	61	73

Total consumer banking	478	369	847	42	805	1,221

Commercial Banking:
Commercial and multifamily real estate	169	32	201	22	179	225
Commercial and industrial	117	65	182	10	172	208

Total commercial lending	286	97	383	32	351	433

Small-ticket commercial real estate	4	9	13	0	13	18

Total commercial banking	290	106	396	32	364	451

Total	$1,496	$475	$1,971	$297	$1,674	$2,379

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$573	$15	$585	$30
International credit card	165	3	167	6

Total credit card(2)	738	18	752	36

Consumer Banking:
Auto(3)	373	17	367	34
Home loan	408	2	404	3
Retail banking	77	0	81	1

Total consumer banking	858	19	852	38

Commercial Banking:
Commercial and multifamily real estate	200	1	180	3
Commercial and industrial	178	1	180	2

Total commercial lending	378	2	360	5

Small-ticket commercial real estate	11	0	9	0

Total commercial banking	389	2	369	5

Total	$1,985	$39	$1,973	$79

	December 31, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$609	$0	$609	$154	$455	$593
International credit card	171	0	171	107	64	164

Total credit card(2)	780	0	780	261	519	757

Consumer Banking:
Auto(3)	169	186	355	16	340	590
Home loan	244	150	394	18	375	561
Retail banking	46	40	86	10	76	105

Total consumer banking	459	376	835	44	791	1,256

Commercial Banking:
Commercial and multifamily real estate	89	49	138	13	125	162
Commercial and industrial	94	91	185	12	173	220

Total commercial lending	183	140	323	25	298	382

Small-ticket commercial real estate	2	4	6	0	6	7

Total commercial banking	185	144	329	25	304	389

Total	$1,424	$520	$1,944	$330	$1,614	$2,402

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$649	$16	$667	$33
International credit card	173	3	170	6

Total credit card(2)	822	19	837	39

Consumer Banking:
Auto(3)	327	15	327	30
Home loan	188	2	172	4
Retail banking	94	0	95	1

Total consumer banking	609	17	594	35

Commercial Banking:
Commercial and multifamily real estate	239	2	259	3
Commercial and industrial	230	1	234	2

Total commercial lending	469	3	493	5

Small-ticket commercial real estate	16	0	20	0

Total commercial banking	485	3	513	5

Total	$1,916	$39	$1,944	$79

(1)	Impaired loans above include TDRs, all commercial NPL’s, and home loans NPL’s with a specific impairment.

(2)	Credit card loans include finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

Troubled debt restructuring (TDR) loans accounted for $1.7 billion of impaired loans as of both June 30, 2014 and December 31, 2013. Consumer TDR loans classified as performing totaled $1.0 billion and $1.1 billion as of June 30, 2014 and December 31, 2013, respectively. Commercial TDR loans classified as performing totaled $214 million and $180 million as of June 30, 2014 and December 31, 2013, respectively.

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as troubled debt restructurings during the period:

Table 4.10: Troubled Debt Restructurings

		Three Months Ended June 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$64	100%	11.54%	0%	0	0%	$0
International credit card	38	100	25.46	0	0	0	0

Total credit card	102	100	16.83	0	0	0	0

Consumer Banking:
Auto	69	32	1.45	58	9	41	25
Home loan	11	38	2.32	33	164	4	0
Retail banking	2	5	7.57	95	10	0	0

Total consumer banking	82	32	1.62	56	22	34	25

Commercial Banking:
Commercial and multifamily real estate	4	0	0.00	0	0	100	2
Commercial and industrial	12	0	0.00	57	11	0	0

Total commercial lending	16	0	0.00	42	11	26	2
Small-ticket commercial real estate	1	0	0.00	0	0	0	0

Total commercial banking	17	0	0.00	39	11	24	2

Total	$201	64	13.73	26	20	16	$27

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Six Months Ended June 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$131	100%	11.52%	0%	0	0%	$0
International credit card	81	100	25.33	0	0	0	0

Total credit card	212	100	16.83	0	0	0	0

Consumer Banking:
Auto	146	36	1.02	63	9	36	47
Home loan	19	30	2.04	32	153	8	1
Retail banking	8	7	5.07	71	7	0	0

Total consumer banking	173	34	1.16	60	18	31	48

Commercial Banking:
Commercial and multifamily real estate	66	31	1.28	94	8	6	2
Commercial and industrial	13	0	0.00	58	11	0	0

Total commercial lending	79	26	1.10	88	9	5	2
Small-ticket commercial real estate	1	0	0.00	0	0	0	0

Total commercial banking	80	26	1.08	87	9	5	2

Total	$465	63	12.55	37	14	13	$50

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Three Months Ended June 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$78	100%	12.23%	0%	0	0%	$0
International credit card	47	100	24.92	0	0	0	0

Total credit card	125	100	17.05	0	0	0	0

Consumer Banking:
Auto	61	29	1.71	52	8	47	25
Home loan	57	12	2.77	5	101	24	2
Retail banking	13	6	3.90	65	8	0	0

Total consumer banking	131	19	2.07	33	15	32	27

Commercial Banking:
Commercial and multifamily real estate	15	0	0.00	75	7	0	0
Commercial and industrial	15	0	0.00	34	5	2	0

Total commercial lending	30	0	0.00	55	6	1	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0

Total commercial banking	30	0	0.00	55	6	1	0

Total	$286	52	14.56	21	12	15	$27

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Six Months Ended June 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(1)	% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$154	100%	12.25%	0%	0	0%	$0
International credit card	98	100	24.72	0	0	0	0

Total credit card	252	100	17.11	0	0	0	0

Consumer Banking:
Auto	123	30	1.83	54	8	45	50
Home loan	68	20	2.80	12	122	23	3
Retail banking	19	5	3.56	61	8	0	0

Total consumer banking	210	25	2.11	41	19	34	53

Commercial Banking:
Commercial and multifamily real estate	32	0	0.00	88	7	0	0
Commercial and industrial	16	0	0.00	38	5	1	0

Total commercial lending	48	0	0.00	71	7	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0

Total commercial banking	49	0	0.00	70	7	0	0

Total	$511	60	14.55	24	16	14	$53

(1)

Represents total loans modified and accounted for as a TDR during the period. Paydowns, charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.

(2)	Represents percentage of loans modified and accounted for as a TDR during the period that were granted a reduced interest rate.

(3)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

(4)	Represents weighted average interest rate reduction for those loans that received an interest rate concession.

(5)	Represents percentage of loans modified and accounted for as a TDR during the period that were granted a maturity date extension.

(6)	Represents weighted average change in maturity date for those loans that received a maturity date extension.

(7)	Represents percentage of loans modified and accounted for as a TDR during the period that were granted forgiveness or forbearance of a portion of their balance.

(8)

Total amount represents the gross balance forgiven. For loans modified in bankruptcy, the gross balance reduction represents collateral value write downs associated with the discharge of the borrower’s obligations.

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

TDR—Subsequent Defaults of Completed TDR Modifications

The following table presents the type, number and amount of loans accounted for as TDRs that experienced a default during the period and had completed a modification event in the twelve months prior to the default. A default occurs if the loan is either 90 days or more delinquent, has been charged-off as of the end of the period presented, or has been reclassified from accrual to nonaccrual status.

Table 4.11: TDR—Subsequent Defaults

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	9,559	$15	20,620	$31
International credit card(1)	9,883	30	20,404	60

Total credit card	19,442	45	41,024	91

Consumer Banking:
Auto	1,651	18	2,973	31
Home loan	4	0	10	2
Retail banking	15	2	40	9

Total consumer banking	1,670	20	3,023	42

Commercial Banking:
Commercial and multifamily real estate	1	0	4	6
Commercial and industrial	1	1	2	1

Total commercial lending	2	1	6	7
Small-ticket commercial real estate	2	1	8	3

Total commercial banking	4	2	14	10

Total	21,116	$67	44,061	$143

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	8,042	$16	18,843	$37
International credit card(1)	11,935	34	23,128	68

Total credit card	19,977	50	41,971	105

Consumer Banking:
Auto	2,193	16	4,857	32
Home loan	7	0	18	1
Retail banking	24	1	58	2

Total consumer banking	2,224	17	4,933	35

Commercial Banking:
Commercial and multifamily real estate	6	9	7	11
Commercial and industrial	0	1	7	8

Total commercial lending	6	10	14	19
Small-ticket commercial real estate	1	0	1	0

Total commercial banking	7	10	15	19

Total	22,208	$77	46,919	$159

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

Acquired Loans Accounted for Based on Expected Cash Flows

Outstanding Balance and Carrying Value of Acquired Loans

The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows as of June 30, 2014 and December 31, 2013. The table displays separately loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.

Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	June 30, 2014			December 31, 2013
(Dollars in millions)	Total	Impaired Loans	Non- Impaired Loans	Total	Impaired Loans	Non- Impaired Loans
Contractual balance	$27,981	$4,659	$23,322	$30,565	$5,016	$25,549
Carrying value(1)	26,044	3,058	22,986	28,580	3,285	25,295

(1)	Includes $32 million and $38 million of allowance for loan and lease losses for these loans as of June 30, 2014 and December 31, 2013, respectively.

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in Accretable Yield

The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:

Table 4.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non- Impaired Loans
Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309
Accretion recognized in earnings	(1,182)	(427)	(755)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	1,005	629	376
Increases (reductions) in accretable yield for non-credit related changes in expected cash flows(2)	389	13	376

Accretable yield as of December 31, 2013	$6,420	$2,114	$4,306

Accretion recognized in earnings	(552)	(207)	(345)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	96	82	14
Increases (reductions) in accretable yield for non-credit related changes in expected cash flows(2)	(304)	(274)	(30)

Accretable yield as of June 30, 2014	$5,660	$1,715	$3,945

(1)	Represents increases in accretable yields for those pools that are driven primarily by improved credit performance.

(2)	Represents changes in accretable yields for those pools that are driven primarily by changes in actual and estimated prepayments.

Unfunded Lending Commitments

We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $285.8 billion and $276.7 billion as of June 30, 2014 and December 31, 2013, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $22.8 billion and $20.9 billion as of June 30, 2014 and December 31, 2013, respectively.

 NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES

Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses on our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

See “Note 1—Summary of Significant Accounting Policies” of our 2013 Form 10-K for further discussion on the methodologies and policies for determining our allowance for loan and lease losses for each of our loan portfolio segments.

Allowance for Loan and Lease Losses Activity

The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance for loan and lease losses and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three and six months ended June 30, 2014 and 2013:

Table 5.1: Allowance for Loan and Lease Losses

(Dollars in millions)	Three Months Ended June 30, 2014
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of March 31, 2014	$2,984	$608	$72	$64	$744	$362	$8	$4,098	$99	$4,197

Provision for credit losses	549	145	0	(2)	143	9	0	701	3	704
Charge-offs	(995)	(183)	(8)	(14)	(205)	(8)	(4)	(1,212)	0	(1,212)
Recoveries	310	72	3	8	83	5	2	400	0	400

Net charge-offs	(685)	(111)	(5)	(6)	(122)	(3)	(2)	(812)	0	(812)
Other changes(2)	10	0	0	0	0	0	1	11	0	11

Balance as of June 30, 2014	$2,858	$642	$67	$56	$765	$368	$7	$3,998	$102	$4,100

	Six Months Ended June 30, 2014
		Consumer Banking							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total Allowance
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402

Provision for credit losses	1,107	281	(6)	8	283	37	(3)	1,424	15	1,439
Charge-offs	(2,090)	(388)	(19)	(29)	(436)	(15)	(6)	(2,547)	0	(2,547)
Recoveries	625	143	9	14	166	8	5	804	0	804

Net charge-offs	(1,465)	(245)	(10)	(15)	(270)	(7)	(1)	(1,743)	0	(1,743)
Other changes(2)	2	0	0	0	0	0	0	2	0	2

Balance as of June 30, 2014	$2,858	$642	$67	$56	$765	$368	$7	$3,998	$102	$4,100

	Three Months Ended June 30, 2013
		Consumer Banking							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total Allowance
Balance as of March 31, 2013	$3,494	$528	$103	$112	$743	$342	$27	$4,606	$85	$4,691

Provision for credit losses	713	101	(20)	(12)	69	1	(5)	778	(16)	762
Charge-offs	(1,181)	(153)	(5)	(19)	(177)	(14)	(7)	(1,379)	0	(1,379)
Recoveries	331	61	1	5	67	10	2	410	0	410

Net charge-offs	(850)	(92)	(4)	(14)	(110)	(4)	(5)	(969)	0	(969)
Other change(2)	(8)	0	0	0	0	(1)	1	(8)	0	(8)

Balance as of June 30, 2013	$3,349	$537	$79	$86	$702	$338	$18	$4,407	$69	$4,476

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30, 2013
		Consumer Banking							Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other(1)	Total Allowance
Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191

Provision for credit losses	1,456	265	(26)	5	244	(84)	(3)	1,613	34	1,647
Charge-offs	(2,443)	(335)	(12)	(44)	(391)	(26)	(15)	(2,875)	0	(2,875)
Recoveries	671	121	4	13	138	15	3	827	0	827

Net charge-offs	(1,772)	(214)	(8)	(31)	(253)	(11)	(12)	(2,048)	0	(2,048)
Other changes(2)	(314)	0	0	0	0	0	0	(314)	0	(314)

Balance as of June 30, 2013	$3,349	$537	$79	$86	$702	$338	$18	$4,407	$69	$4,476

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

(2)

Primarily represents foreign currency translation adjustments and the net impact of loan transfers and sales. In the first quarter of 2013, the allowance of loan and lease losses was reduced by $289 million attributable to the transfer of the Best Buy portfolio from loans held for investment to loans held for sale, which was subsequently sold in the third quarter of 2013.

Components of Allowance for Loan and Lease Losses by Impairment Methodology

The table below presents the components of our allowance for loan and lease losses, by portfolio segment and impairment methodology, and the recorded investment of the related loans as of June 30, 2014 and December 31, 2013:

Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	June 30, 2014
	Credit Card	Consumer Banking			Total Consumer Banking	Commercial Banking	Other	Total
(Dollars in millions)		Auto	Home Loan	Retail Banking
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,635	$625	$17	$49	$691	$336	$7	$3,669
Asset-specific(2)	223	17	18	7	42	32	0	297
Acquired Loans(3)	0	0	32	0	32	0	0	32

Total allowance for loan and lease losses	$2,858	$642	$67	$56	$765	$368	$7	$3,998

Loans held for investment by impairment methodology:
Collectively evaluated(1)	$78,253	$34,605	$6,526	$3,509	$44,640	$47,708	$127	$170,728
Asset-specific(2)	728	185	404	68	657	396	0	1,781
Acquired Loans(3)	37	2	25,714	49	25,765	217	0	26,019

Total loans held for investment	$79,018	$34,792	$32,644	$3,626	$71,062	$48,321	$127	$198,528

Allowance as a percentage of period-end loans held for investment	3.62%	1.85%	0.21%	1.54%	1.08%	0.76%	4.89%	2.01%

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Dollars in millions)	December 31, 2013
	Credit Card	Consumer Banking			Total Consumer Banking
		Auto	Home Loan	Retail Banking		Commercial Banking	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,953	$590	$27	$53	$670	$313	$11	$3,947
Asset-specific(2)	261	16	18	10	44	25	0	330
Acquired Loans(3)	0	0	38	0	38	0	0	38

Total allowance for loan and lease losses	$3,214	$606	$83	$63	$752	$338	$11	$4,315

Loans held for investment by impairment methodology:
Collectively evaluated(1)	$80,462	$31,683	$6,704	$3,501	$41,888	$44,420	$121	$166,891
Asset-specific(2)	780	169	394	86	649	329	0	1,758
Acquired Loans(3)	63	5	28,184	36	28,225	262	0	28,550

Total loans held for investment	$81,305	$31,857	$35,282	$3,623	$70,762	$45,011	$121	$197,199

Allowance as a percentage of period-end loans held for investment	3.95%	1.90%	0.24%	1.74%	1.06%	0.75%	9.09%	2.19%

(1)

The component of the allowance for loan and lease losses for credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation supplemented by management judgment and interpretation. The component of the allowance for loan and lease losses for commercial loans, which we collectively evaluate for impairment, is based on historical loss experience for loans with similar characteristics and consideration of credit quality supplemented by management judgment and interpretation.

(2)

The asset-specific component of the allowance for loan and lease losses for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for loan and lease losses for larger-balance commercial loans is individually calculated for each loan.

(3)	The Acquired Loans component of the allowance for loan and lease losses is accounted for based on expected cash flows. See “Note 4—Loans” for details on these loans.

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

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIEs in which we are involved have been consolidated in our financial statements.

Summary of Consolidated and Unconsolidated VIEs

The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of June 30, 2014 and December 31, 2013. We separately present information for consolidated and unconsolidated VIEs.

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

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.

Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs(1)

	June 30, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$37,665	$12,434	$0	$0	$0
Home loan securitizations(3)	0	0	195	32	850

Total securitization-related VIEs	37,665	12,434	195	32	850

Other VIEs:
Affordable housing entities	0	0	3,109	432	3,109
Entities that provide capital to low-income and rural communities	390	99	1	0	1
Other	7	0	85	0	85

Total other VIEs.	397	99	3,195	432	3,195

Total VIEs	$38,062	$12,533	$3,390	$464	$4,045

	December 31, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$40,422	$12,671	$0	$0	$0
Home loan securitizations(3)	0	0	199	15	702

Total securitization-related VIEs	40,422	12,671	199	15	702

Other VIEs:
Affordable housing entities	0	0	2,969	463	2,969
Entities that provide capital to low-income and rural communities	389	98	1	0	1
Other	1	1	95	0	95

Total other VIEs.	390	99	3,065	463	3,065

Total VIEs	$40,812	$12,770	$3,264	$478	$3,767

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

(3)

The carrying amount of assets of unconsolidated securitization-related VIEs consists of retained interests associated with the securitization of option-adjustable rate mortgage loans (“option-ARM”) and letters of credit related to manufactured housing securitizations. These are reported on our consolidated balance sheets under other assets. The carrying amount of liabilities of unconsolidated securitization-related VIEs is comprised of obligations on certain swap agreements associated with the securitization of manufactured housing loans and other obligations. These are reported on our consolidated balance sheets under other liabilities.

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The table below presents the securitization-related VIEs in which we had continuing involvement as of June 30, 2014 and December 31, 2013:

Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage	Mortgage
(Dollars in millions)	Credit Card	Option ARM	GreenPoint HELOCs	GreenPoint Manufactured Housing
June 30, 2014:
Securities held by third-party investors.	$10,010	$2,189	$108	$939
Receivables in the trust	37,304	2,264	105	945
Cash balance of spread or reserve accounts	0	8	0	145
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes(1)	No	No(2)
Amortization event(3)	No	No	No	No
December 31, 2013:
Securities held by third-party investors.	$10,289	$2,320	$122	$994
Receivables in the trust	39,548	2,399	116	1,000
Cash balance of spread or reserve accounts	3	8	N/A	144
Retained interests	Yes	Yes	Yes	Yes
Servicing retained	Yes	Yes(1)	Yes(1)	No(2)
Amortization event(3)	No	No	No	No

(1)	We retained servicing of the outstanding balance for a portion of securitized mortgage receivables.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)

Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations

As of June 30, 2014 and December 31, 2013, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Mortgage Securitizations

Option-ARM Loans

We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.2 billion and $2.3 billion as of June 30, 2014 and December 31, 2013, respectively.

We continue to service a portion of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. For the trusts that we continue to service, we do not consolidate these entities because we do not have the right to receive benefits that could potentially be significant nor the obligation to absorb losses that could potentially be significant to the trusts. For the remaining trusts, for which we no longer service the underlying mortgage loans, we do not consolidate these entities because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts.

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

GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)

Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We have funded cumulative advances of $29 million as of both June 30, 2014 and December 31, 2013. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $7 million related to those interests for our non-consolidated VIEs as of both June 30, 2014 and December 31, 2013.

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

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We were required to fund letters of credit in 2004 to cover losses and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released.

The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $945 million and $1.0 billion as of June 30, 2014 and December 31, 2013, respectively. In the event the third-party servicer does not fulfill on its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.

We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.

Other VIEs

Affordable Housing Entities

As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.1 billion and $3.0 billion as of June 30, 2014 and December 31, 2013, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and was $3.1 billion as of June 30, 2014. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide. The total assets of the unconsolidated VIE investment funds were $9.8 billion as of both June 30, 2014 and December 31, 2013.

Entities that Provide Capital to Low-Income and Rural Communities

We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated as of June 30, 2014 and December 31, 2013 totaled approximately $390 million and $389 million, respectively, and are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

Other

Other VIEs primarily includes a variable interest that we hold in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

$180 million and $204 million as of June 30, 2014 and December 31, 2013, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $83 million and $93 million as of June 30, 2014 and December 31, 2013, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure to this entity is limited to our variable interest of $83 million as of June 30, 2014. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below displays the components of goodwill, other intangible assets and mortgage serving rights (“MSRs”) as of June 30, 2014 and December 31, 2013. Goodwill is presented separately on our consolidated balance sheets. Other intangible assets and MSRs are included in other assets on our consolidated balance sheets.

Table 7.1: Components of Goodwill and Other Intangible Assets

	June 30, 2014			December 31, 2013
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$13,977	N/A	$13,977	$13,978	N/A	$13,978
Other intangible assets:
Purchased credit card relationship intangibles (“PCCR”)	2,125	$(976)	1,149	2,125	$(784)	1,341
Core deposit intangibles	1,771	(1,509)	262	1,771	(1,440)	331
Other(2)	307	(148)	159	316	(139)	177

Total other intangible assets	4,203	(2,633)	1,570	4,212	(2,363)	1,849

Total goodwill and other intangible assets	$18,180	$(2,633)	$15,547	$18,190	$(2,363)	$15,827

MSRs:
Consumer MSRs(3)	$57	N/A	$57	$73	N/A	$73
Commercial MSRs(4)	142	$(13)	129	135	$(3)	132

Total MSRs	$199	$(13)	$186	$208	$(3)	$205

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our balance sheet.

(2)

Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and trademark/name intangibles. Also includes certain indefinite-lived intangibles of $4 million as of both June 30, 2014 and December 31, 2013.

(3)	Represent MSRs related to our consumer business that are carried at fair value on our consolidated financial statements.

(4)

Represent MSRs related to our commercial business that are subsequently measured under the amortization method and periodically assessed for impairment. None of these MSRs were impaired and no valuation allowance was recorded as of June 30, 2014 and December 31, 2013.

Amortization expense for amortized intangible assets, which is presented separately on our consolidated statements of income, totaled $136 million and $279 million for the three and six months ended June 30, 2014, respectively, and $167 million and $344 million for the three and six months ended June 30, 2013, respectively.

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Goodwill

The following table presents goodwill attributable to each of our business segments as of June 30, 2014 and December 31, 2013.

Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2013	$5,005	$4,585	$4,388	$13,978
Acquisitions	0	0	0	0
Other adjustments	4	(1)	(4)	(1)

Balance as of June 30, 2014	$5,009	$4,584	$4,384	$13,977

 NOTE 8—DEPOSITS AND BORROWINGS

Customer Deposits

Our customer deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand, money market, certificates of deposits, negotiable order of withdrawal (“NOW”) and savings accounts.

Securitized and Unsecured Debt Obligations

We use a variety of funding sources other than customer deposits, including short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs. The securitization debt obligations are separately presented on our consolidated balance sheets, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.

Securitized Debt Obligations

Our outstanding borrowings due to securitization investors were $10.0 billion and $10.3 billion of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, $2.5 billion of new debt was issued to third-party investors from the credit card securitization trusts offset by $2.8 billion of debt maturities.

Senior and Subordinated Notes

As of June 30, 2014, we had $16.6 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $121 million. As of December 31, 2013, we had $13.1 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $8 million. During the first six months of 2014, we issued $4.8 billion of long-term senior unsecured debt, comprised of $250 million of floating rate notes and $4.5 billion of fixed rate notes. During the first six months of 2014, $1.4 billion of outstanding unsecured notes matured. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.

FHLB Advances and Other

In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.7 billion and $1.9 billion as of June 30, 2014 and December 31, 2013, respectively, and are included in other assets on our consolidated balance sheets.

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We had outstanding FHLB advances and lines of credit, which were secured by our investment securities, residential home loans, multifamily loans, commercial real estate loans and home equity lines of credit, totaling $10.4 billion and $16.3 billion as of June 30, 2014 and December 31, 2013, respectively. We did not access the Federal Reserve Discount Window during 2014 or 2013.

Composition of Customer Deposits, Short-term Borrowings and Long-term Debt

The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of June 30, 2014 and December 31, 2013. Our total short-term borrowings consist of federal funds purchased and securities loaned and sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

Table 8.1: Components of Customer Deposits, Short-term Borrowings and Long-term Debt

(Dollars in millions)	June 30, 2014	December 31, 2013
Deposits:
Non-interest bearing deposits	$24,920	$22,643
Interest-bearing deposits.	180,970	181,880

Total deposits.	$205,890	$204,523

Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase.	$2,030	$915
FHLB advances	8,450	15,300

Total short-term borrowings	$10,480	$16,215

	June 30, 2014				December 31, 2013
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate	Outstanding Amount
Long-term debt:
Securitized debt obligations(1)	2014 - 2025	0.19 - 5.75%	1.42%	$10,010	$10,289
Senior and subordinated notes:
Fixed unsecured senior debt(1)	2014 - 2024	1.00 - 6.75%	2.82%	12,883	9,612
Floating unsecured senior debt	2014 - 2017	0.68 - 1.38%	0.90%	1,130	852

Total unsecured senior debt			2.66%	14,013	10,464
Fixed unsecured subordinated debt(1)	2016 - 2023	3.38 - 8.80%	4.97%	2,615	2,670

Total senior and subordinated notes				16,628	13,134
Other long-term borrowings:
FHLB advances	2014 - 2023	0.26 - 6.88%	0.44%	1,996	1,016

Total long-term debt				28,634	24,439

Total short-term borrowings and long-term debt				$39,114	$40,654

(1)	Outstanding amount includes the impact from hedge accounting.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Components of Interest Expense

The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and six months ended June 30, 2014 and 2013:

Table 8.2: Components of Interest Expense on Short-term Borrowings and Long-term Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1	$1	$1
FHLB advances	3	5	9	16

Total short-term borrowings	4	6	10	17

Long-term debt:
Securitized debt obligations(1)	39	45	77	101
Senior and subordinated notes(1)	78	82	155	164
Other long-term borrowings	4	6	10	12

Total long-term debt	121	133	242	277

Total interest expense	$125	$139	$252	$294

(1)	Interest expense includes the impact from hedge accounting.

 NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Use of Derivatives

We manage our asset and liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Market and Liquidity Risk Policy which is approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates, and to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current asset and liability management policy also includes the use of derivatives to hedge foreign currency denominated transactions to limit our earnings exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risk. We also offer various derivatives to our customers as part of our Commercial Banking business but usually offset our exposure through derivative transactions with other counterparties.

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

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed-rate assets and liabilities.

•

Cash Flow Hedges: We designate derivatives as cash flow hedges to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions occur. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges consist of interest rate swaps that are intended to hedge the variability in interest payments on some of our variable-rate assets through 2019. These hedges have the effect of converting some of our variable-rate assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings.

•

Free-Standing Derivatives: We use free-standing derivatives to hedge the risk of changes in the fair value of residential MSRs, mortgage loan origination and purchase commitments and other interests held. We also categorize our customer accommodation derivatives and the related offsetting contracts as free-standing derivatives. Changes in the fair value of free-standing derivatives are recorded in earnings as a component of other non-interest income.

Balance Sheet Presentation

The following table summarizes the notional and fair values of our derivative instruments reported on our consolidated balance sheets as of June 30, 2014 and December 31, 2013. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2014			December 31, 2013
	Notional or Contractual Amount	Derivative		Notional or Contractual Amount	Derivatives
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$19,871	$271	$69	$15,695	$289	$223
Cash flow hedges	16,925	49	49	12,825	0	149

Total interest rate contracts	36,796	320	118	28,520	289	372
Foreign exchange contracts:
Cash flow hedges	5,104	0	147	4,806	49	53

Total derivatives designated as accounting hedges	41,900	320	265	33,326	338	425

Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	733	5	1	353	0	7
Customer accommodation	26,869	369	190	25,365	405	209
Other interest rate exposures(2)	2,967	32	20	1,864	29	17

Total interest rate contracts	30,569	406	211	27,582	434	233
Foreign exchange contracts	212	22	0	1,422	184	37
Other contracts	522	0	12	1,094	3	15

Total derivatives not designated as accounting hedges	31,303	428	223	30,098	621	285

Total derivatives	$73,203	$748	$488	$63,424	$959	$710

(1)	MSRs include interest rate swaps and To Be Announced contracts used to hedge our MSR portfolio.

(2)	Other interest rate exposures include mortgage related derivatives.

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

We present all of our derivative assets and liabilities and repurchase agreements on a gross basis on our consolidated balance sheets. The following table presents as of June 30, 2014 and December 31, 2013, the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amount permitted under the accounting standards for offsetting assets and liabilities. Under the accounting standard, gross positive fair values could be offset against gross negative fair values by counterparty pursuant to legally enforceable master netting agreements, if the netting presentation method is elected. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amount related to repurchase agreements is limited to the outstanding balance, thus instance of overcollateralization is not shown.

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 9.2: Offsetting of Financial Assets and Financial Liabilities

				Offsetting Amounts Not Netted
(Dollars in millions)	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Financial Instruments	Collateral Received(1)		Net Exposure
As of June 30, 2014
Derivatives assets	$748	$0	$748	$(222)	$(410)		$116	(2)
As of December 31, 2013
Derivatives assets	$959	$0	$959	$(262)	$(450)		$247	(2)
				Offsetting Amounts Not Netted
(Dollars in millions)	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Financial Instruments	Collateral Pledged		Net Exposure
As of June 30, 2014
Derivatives liabilities	$488	$0	$488	$(222)	$(203	) (1)	$63
Repurchase agreements	882	0	882	0	(882)		0
As of December 31, 2013
Derivatives liabilities	$710	$0	$710	$(262)	$(371	) (1)	$77
Repurchase agreements	907	0	907	0	(907)		0

(1)	When we receive or pledge collateral, we factor in accrued interest when calculating net positions with counterparties.

(2)

The majority of the net position relates to customer-accommodation derivatives. Customer-accommodation derivatives are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

Credit Risk-Related Contingency Features and Collateral

Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. We have posted $203 million and $371 million as collateral for this exposure in the normal course of business as of June 30, 2014 and December 31, 2013, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post an additional variation margin, which represents the impact of daily position mark-to-market calculations, of less than $1 million as of both June 30, 2014 and December 31, 2013. In addition, we would have been required to post independent margin of $57 million and $58 million as of June 30, 2014 and December 31, 2013, respectively, in compliance with the terms of certain of our swap agreements. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was less than $1 million and $1 million as of June 30, 2014 and December 31, 2013, respectively.

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

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $399 million and $397 million as of June 30, 2014 and December 31, 2013, respectively. We also received securities from derivatives counterparties totaling $11 million and $53 million as of June 30, 2014 and December 31, 2013, respectively, which we have the ability to re-pledge.

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $5 million and $7 million as of June 30, 2014 and December 31, 2013, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million and $6 million as of June 30, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, it became mandatory for Capital One to clear certain categories of derivative transactions through a central clearinghouse. We anticipate our cleared derivatives notional and margin amounts outstanding to grow in the future and expect our bilateral over-the-counter derivatives portfolio to shrink as additional categories of derivatives are mandated for clearing by the Commodity Futures Trading Commission (“CFTC”). As a result, over time, our counterparty credit risk is expected to shift from our bilateral counterparties and consolidate at central clearinghouses.

Income Statement Presentation and AOCI

The following tables summarize the impact of derivatives and the related hedged items on our consolidated statements of income and AOCI.

Fair Value Hedges and Free-Standing Derivatives

The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2014 and 2013:

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Derivatives designated as accounting hedges(1):
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$105	$(317)	$136	$(412)
Gains (losses) recognized in earnings on hedged items	(92)	300	(115)	390

Net fair value hedge ineffectiveness gains (losses)	13	(17)	21	(22)

Derivatives not designated as accounting hedges(1):
Interest rate contracts covering:
MSRs	6	(8)	13	(8)
Customer accommodation	4	16	8	25
Other interest rate exposures	3	(8)	3	(9)

Total interest rate contracts	13	0	24	8
Foreign exchange contracts	0	(2)	1	(4)
Other contracts	0	4	1	(7)

Total gains (losses) on derivatives not designated as accounting hedges	13	2	26	(3)

Net derivative gains (losses) recognized in earnings	$26	$(15)	$47	$(25)

(1)	Amounts are recorded on our consolidated statements of income in other non-interest income.

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash Flow Hedges

The table below shows the net gains (losses) related to derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013:

Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$101	$(146)	$146	$(147)
Foreign exchange contracts	(6)	(5)	(11)	(10)

Net derivative gains (losses) recognized in AOCI	$95	$(151)	$135	$(157)

Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$30	$14	$56	$26
Foreign exchange contracts(2)	(6)	(4)	(11)	(9)

Total	24	10	45	17

Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	0	(1)	1	(1)

Net derivative gains recognized in earnings	$24	$9	$46	$16

(1)	Amounts reclassified are recorded on our consolidated statements of income in interest income or interest expense.

(2)	Amounts reclassified are recorded on our consolidated statements of income in other non-interest income.

We expect to reclassify net after-tax losses of $108 million recorded in AOCI as of June 30, 2014, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of June 30, 2014. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

 NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated other comprehensive income as of June 30, 2014 and December 31, 2013, as well as the current period activity related to our other comprehensive income. AOCI is presented net of deferred tax of $280 million and $544 million as of June 30, 2014 and December 31, 2013, respectively.

Table 10.1: Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of March 31, 2014	$250	$(884)	$(91)	$27	$(12)	$(710)

Other comprehensive income (loss) before reclassifications	169	0	95	79	3	346
Net realized (gains) losses reclassified from AOCI into earnings	0	21	(24)	0	(4)	(7)

Net other comprehensive income (loss)	169	21	71	79	(1)	339

AOCI as of June 30, 2014	$419	$(863)	$(20)	$106	$(13)	$(371)

	Six Months Ended June 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)

Other comprehensive income (loss) before reclassifications	321	0	135	66	3	525
Net realized (gains) losses reclassified from AOCI into earnings	(8)	34	(45)	0	(5)	(24)

Net other comprehensive income (loss)	313	34	90	66	(2)	501

AOCI as of June 30, 2014	$419	$(863)	$(20)	$106	$(13)	$(371)

	Three Months Ended June 30, 2013
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of March 31, 2013	$573	$0	$32	$(93)	$(39)	$473

Other comprehensive income (loss) before reclassifications	(1,089)	0	(151)	(18)	5	(1,253)
Net realized (gains) losses reclassified from AOCI into earnings	(1)	0	(10)	0	(1)	(12)

Net other comprehensive income (loss)	(1,090)	0	(161)	(18)	4	(1,265)

AOCI as of June 30, 2013	$(517)	$0	$(129)	$(111)	$(35)	$(792)

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30, 2013
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2012	$703	$0	$45	$32	$(41)	$739

Other comprehensive income (loss) before reclassifications	(1,218)	0	(157)	(143)	5	(1,513)
Net realized (gains) losses reclassified from AOCI into earnings	(2)	0	(17)	0	1	(18)

Net other comprehensive income (loss)	(1,220)	0	(174)	(143)	6	(1,531)

AOCI as of June 30, 2013	$(517)	$0	$(129)	$(111)	$(35)	$(792)

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

Table 10.2: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2014	2013	2014	2013
Securities available for sale:
	Non-interest income - Other	$(1)	$1	$12	$3
	Income tax provision (benefit)	(1)	0	4	1

	Net income	0	1	8	2
Securities held to maturity(1):
	Non-interest income - Other	(33)	0	(61)	0
	Income tax provision (benefit)	(12)	0	(27)	0

	Net income	(21)	0	(34)	0
Cash flow hedges:
Interest rate contracts:
	Interest income (expense) - Other	48	22	90	42
Foreign exchange contracts:
	Non-interest income - Other	(10)	(6)	(18)	(14)

		38	16	72	28
	Income tax provision (benefit)	14	6	27	11

	Net income	24	10	45	17

Other:
	Various	7	2	8	(1)
	Income tax provision (benefit)	3	1	3	0

	Net income	4	1	5	(1)

Total reclassifications		$7	$12	$24	$18

(1)

The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below summarizes other comprehensive income activity and the related tax impact for the three and six months ended June 30, 2014 and 2013:

Table 10.3: Other Comprehensive Income

	Three Months Ended June 30,
	2014			2013
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$269	$100	$169	$(1,747)	$(657)	$(1,090)
Net unrealized gains (losses) on securities transferred to held to maturity	33	12	21	0	0	0
Net unrealized gains (losses) on cash flow hedges	114	43	71	(258)	(97)	(161)
Foreign currency translation adjustments	79	0	79	(18)	0	(18)
Other	(3)	(2)	(1)	3	(1)	4

Other comprehensive income (loss)	$492	$153	$339	$(2,020)	$(755)	$(1,265)

	Six Months Ended June 30,
	2014			2013
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$498	$185	$313	$(1,956)	$(736)	$(1,220)
Net unrealized gains (losses) on securities transferred to held to maturity	61	27	34	0	0	0
Net unrealized gains (losses) on cash flow hedges	144	54	90	(279)	(105)	(174)
Foreign currency translation adjustments	66	0	66	(143)	0	(143)
Other	(4)	(2)	(2)	7	1	6

Other comprehensive income (loss)	$765	$264	$501	$(2,371)	$(840)	$(1,531)

131	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

 NOTE 11—EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2014	2013	2014	2013
Basic earnings
Income from continuing operations, net of tax	$1,204	$1,227	$2,328	$2,361
Income (loss) from discontinued operations, net of tax	(10)	(119)	20	(197)

Net income	1,194	1,108	2,348	2,164
Dividends and undistributed earnings allocated to participating securities(1)	(4)	(4)	(9)	(9)
Preferred stock dividends	(13)	(13)	(26)	(26)

Net income available to common stockholders	$1,177	$1,091	$2,313	$2,129

Net income from continuing operations per share	$2.09	$2.08	$4.03	$4.00
Income (loss) from discontinued operations per share	(0.02)	(0.20)	0.03	(0.34)

Net income per share	$2.07	$1.88	$4.06	$3.66

Total weighted-average basic shares outstanding	567.5	581.5	569.2	581.0

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2014	2013	2014	2013
Diluted earnings(2)
Net income available to common stockholders	$1,177	$1,091	$2,313	$2,129

Net income from continuing operations per share	$2.06	$2.05	$3.97	$3.96
Income (loss) from discontinued operations per share	(0.02)	(0.20)	0.03	(0.34)

Net income per share	$2.04	$1.85	$4.00	$3.62

Total weighted-average basic shares outstanding	567.5	581.5	569.2	581.0
Effect of dilutive securities:
Stock options	2.7	2.1	2.6	2.0
Other contingently issuable shares	1.6	1.6	1.5	1.5
Warrants	5.8	3.6	5.6	3.4

Total effect of dilutive securities	10.1	7.3	9.7	6.9

Total weighted-average diluted shares outstanding	577.6	588.8	578.9	587.9

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)

Excluded from the computation of diluted earnings per share was 3 million shares related to options with exercise prices ranging from $70.96 to $88.81 and 4 million shares related to options with exercise prices ranging from $70.96 to $88.81, for the three and six months ended June 30, 2014, respectively, and 5 million shares related to options with exercise prices ranging from $56.32 to $88.81 and 6 million shares related to options with exercise prices ranging from $56.28 to $88.81, for the three and six months ended June 30, 2013, respectively, because their inclusion would be anti-dilutive.

132	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Level 1:	Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value in earnings. We have not made any material fair value option elections as of or for the periods disclosed herein.

Fair Value Governance and Control

We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group (“MVG”), participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management.

The CVG performs periodic independent verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third-party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation (“TAV”) team perform due diligence reviews of the third-party pricing services by comparing their prices to those from other sources and reviewing other control documentation. Additionally, when necessary, the CVG and TAV challenge prices from third-party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for transparency of the assumptions used by the third party.

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The FVC, which includes representation from our Risk Management and Finance divisions, is a forum for discussing fair market valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environments and material risks or concerns related to fair market valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the CVG. It provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit Committee or other delegated committee of the Board of Directors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$1,223	$0	$0	$1,223
U.S. Agency debt obligations	0	1	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	353	739	1,092
RMBS	0	24,691	836	25,527
CMBS	0	5,371	449	5,820
Other ABS	0	5,847	175	6,022
Other securities	119	1,289	20	1,428

Total securities available for sale	1,342	37,552	2,219	41,113
Other assets:
Consumer MSRs	0	0	57	57
Derivative assets(1)	4	694	50	748
Retained interests in securitizations	0	0	195	195

Total assets	$1,346	$38,246	$2,521	$42,113

Liabilities
Other liabilities:
Derivative liabilities(1)	$4	$447	$37	$488

Total liabilities	$4	$447	$37	$488

134	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

(1)

Does not reflect $4 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2014 and December 31, 2013, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three and six months ended June 30, 2014 we had minimal movements between Levels 1 and 2.

Level 3 Recurring Fair Value Rollforward

The tables below present a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3). When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

135	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended June 30, 2014
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2014	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(3)
(Dollars in millions)	Balance, April 1, 2014	Included in Net Income(1)	Included in OCI
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$752	$0	$5	$0	$0	$0	$(18)	$0	$0	$739	$0
RMBS	1,727	17	8	94	0	0	(98)	63	(975)	836	17
CMBS	495	0	3	0	0	0	(19)	28	(58)	449	0
Other ABS	226	1	8	0	0	0	(1)	0	(59)	175	1
Other securities	17	0	0	0	0	0	0	3	0	20	0

Total securities available for sale	3,217	18	24	94	0	0	(136)	94	(1,092)	2,219	18
Other assets:
Consumer MSRs	61	(6)	0	0	0	3	(1)	0	0	57	(6)
Derivative assets	48	3	0	0	0	5	(3)	0	(3)	50	3
Retained interest in securitizations	197	(2)	0	0	0	0	0	0	0	195	(2)
Liabilities:
Other liabilities:
Derivative liabilities	36	2	0	0	0	3	(3)	0	(1)	37	2

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended June 30, 2013
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2013	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(3)
(Dollars in millions)	Balance, April 1, 2013	Included in Net Income(1)	Included in OCI
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$768	$0	$(36)	$123	$0	$0	$(18)	$39	$(44)	$832	$0
RMBS	1,490	(1)	8	94	0	0	(89)	260	(227)	1,535	(1)
CMBS	704	0	(40)	166	(10)	0	(8)	71	(422)	461	0
Other ABS	71	0	(3)	40	0	0	(1)	8	(6)	109	0
Other securities	16	0	0	0	0	0	0	0	0	16	0

Total securities available for sale	3,049	(1)	(71)	423	(10)	0	(116)	378	(699)	2,953	(1)
Other assets:
Consumer MSRs	58	28	0	0	0	3	(2)	0	(26)	61	28
Derivative assets	83	(7)	0	0	0	3	(6)	0	(1)	72	(7)
Retained interest in securitizations	201	(3)	0	0	0	0	0	0	0	198	(3)
Liabilities:
Other liabilities:
Derivative liabilities	42	(4)	0	0	0	9	(5)	0	0	42	(4)

136	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended June 30, 2014
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2014	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(3)
(Dollars in millions)	Balance, January 1, 2014	Included Net in Income(1)	Included in OCI
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$0	$15	$0	$(112)	$0	$(39)	$64	$(116)	$739	$0
RMBS	1,304	37	36	980	0	0	(132)	120	(1,509)	836	37
CMBS	739	0	5	34	0	0	(30)	66	(365)	449	0
Other ABS	343	3	10	0	0	0	(2)	43	(222)	175	3
Other securities	17	0	0	0	0	0	0	3	0	20	0

Total securities available for sale	3,330	40	66	1,014	(112)	0	(203)	296	(2,212)	2,219	40
Other assets:
Consumer MSRs	69	(17)	0	0	0	7	(2)	0	0	57	(17)
Derivative assets	50	3	0	0	0	7	(6)	0	(4)	50	3
Retained interest in securitizations	199	(4)	0	0	0	0	0	0	0	195	(4)
Liabilities:
Other liabilities:
Derivative liabilities .	38	4	0	0	0	4	(8)	0	(1)	37	4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended June 30, 2013
		Total Gains or (Losses) (Realized/Unrealized)		Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2013	Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(3)
(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in OCI
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$(35)	$211	$0	$0	$(28)	$78	$(44)	$832	$0
RMBS	1,335	(10)	84	192	0	0	(145)	529	(450)	1,535	(10)
CMBS	587	0	(47)	547	(10)	0	(27)	120	(709)	461	0
Other ABS	102	(1)	6	40	(41)	0	(2)	14	(9)	109	(1)
Other securities	15	0	0	0	0	0	0	1	0	16	0

Total securities available for sale	2,689	(11)	8	990	(51)	0	(202)	742	(1,212)	2,953	(11)
Other assets:
Consumer MSRs	55	30	0	0	0	5	(3)	0	(26)	61	30
Derivative assets	90	(7)	0	0	0	4	(12)	0	(3)	72	(7)
Retained interest in securitization	204	(6)	0	0	0	0	0	0	0	198	(6)
Liabilities:
Other liabilities:
Derivative liabilities	38	11	0	0	0	10	(16)	0	(1)	42	11

(1)

Gains (losses) related to Level 3 mortgage servicing rights and Level 3 derivative assets and derivative liabilities are reported in other non-interest income, which is a component of non-interest income. Gains (losses) related to Level 3 retained interests in securitizations are reported in servicing and securitizations income, which is a component of non-interest income.

(2)

The transfers out of Level 3 for the three and six months ended June 30, 2014 and 2013 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(3)

The amount presented for unrealized gains (losses) for assets still held as of the reporting date primarily represents impairments for securities available for sale, accretion on certain fixed maturity securities, change in fair value of derivative instruments and mortgage servicing rights transaction. Impairment is reported in total other-than-temporary impairment as a component of non-interest income.

Significant Level 3 Fair Value Asset and Liability Input Sensitivity

Changes in unobservable inputs may have a significant impact on fair value. Certain of these unobservable inputs will, in isolation, have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. In general, an increase in the discount rate, default rates, loss severity and credit spreads, in isolation, would result in a decrease in the fair value measurement. In addition, an increase in default rates would generally be accompanied by a decrease in recovery rates, slower prepayment rates and an increase in liquidity spreads.

Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents the significant unobservable inputs relied upon to determine the fair values of our recurring Level 3 financial instruments. We utilize multiple third-party pricing services to obtain fair value measures for our securities. Several of our third-party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third-party pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the securities available for sale presented below represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$836	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-24% 0-20% 0-14% 0-75%	5% 3% 7% 49%
CMBS	$449	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	0-4% 0-100% 2-7% 1-3% 3-12%	2% 9% 4% 2% 10%
Other ABS	$175	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	42-88%	71%
U.S. government guaranteed debt and other securities	$759	Discounted cash flows (3rd party pricing)	Yield	0-4%	2%
Other assets:
Consumer MSRs	$57	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	$8-28% 9-21% 60.40-$185.22	$11% 13% 76.16
Derivative assets	$50	Discounted cash flows	Swap rates	3%	3%
Retained interests in securitization(1)	$195	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	30-89 1-9% 4-14% 2-7% 18-99%	N/A
Liabilities:
Other liabilities:
Derivative liabilities	$37	Discounted cash flows	Swap rates	3%	3%

139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$1,304	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-23% 0-21% 0-18% 0-95%	5% 5% 8% 49%
CMBS	$739	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-20%	2% 3%
Other ABS	$343	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-8% 1-6% 1-19% 44-80%	3% 2% 12% 69%
U.S. government guaranteed debt and other securities	$944	Discounted cash flows (3rd party pricing)	Yield	0-3%	2%
Other assets:
Consumer MSRs	$69	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($per loan)	$9-32% 10-17% 81.39-$393.52	$14% 11% 89.32
Derivative assets	$50	Discounted cash flows	Swap rates	3-4%	4%
Retained interests in securitization(1)	$199	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	34-101 2-7% 5-14% 2-7% 15-89%	N/A
Liabilities:
Other liabilities:
Derivative liabilities	$38	Discounted cash flows	Swap rates	3-4%	4%

(1)

Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We are required to measure and recognize certain other assets at fair value on a nonrecurring basis in the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2014 and December 31, 2013, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended:

140	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	June 30, 2014
	Estimated Fair Value Hierarchy
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Loans held for investment	$0	$0	$87	$87
Loans held for sale	0	31	0	31
Other assets(1)	0	0	48	48

Total	$0	$31	$135	$166

	December 31, 2013
	Estimated Fair Value Hierarchy
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Loans held for investment	$0	$0	$84	$84
Loans held for sale	0	145	0	145
Other assets(1)	0	0	64	64

Total	$0	$145	$148	$293

(1)

Includes foreclosed property and repossessed assets of $36 million and long-lived assets held for sale of $12 million as of June 30, 2014. Comparatively, includes foreclosed property and repossessed assets of $42 million and long-lived assets held for sale of $22 million as of December 31, 2013.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions, or other available market information. The non-recoverable rate ranged from 0% to 15%, with a weighted average of 10%, and from 0% to 42%, with a weighted average of 13% as of June 30, 2014 and December 31, 2013, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.

The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2014 and 2013.

Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Assets:
Loans held for investment	$(23)	$(17)
Loans held for sale(1)	0	(15)
Other assets(2)	(5)	(11)

Total	$(28)	$(43)

141	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)	The fair value and related losses include a portion related to the Best Buy portfolio.

(2)	Includes the gains and losses related to foreclosed property and repossessed assets and long-lived assets held for sale.

Fair Value of Financial Instruments

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of June 30, 2014 and December 31, 2013:

Table 12.6: Fair Value of Financial Instruments

	June 30, 2014		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,732	$6,732	$6,732	$0	$0
Restricted cash for securitization investors	361	361	361	0	0
Securities available for sale	41,113	41,113	1,342	37,552	2,219
Securities held to maturity	20,688	21,405	0	21,020	385
Net loans held for investment	194,530	199,138	0	0	199,138
Loans held for sale	709	715	0	715	0
Interest receivable	1,473	1,473	0	1,473	0
Derivative assets	748	748	4	694	50
Retained interests in securitizations	195	195	0	0	195
Financial liabilities:
Non-interest bearing deposits	$24,920	$24,920	$24,920	$0	$0
Interest-bearing deposits	180,970	175,307	0	12,401	162,906
Securitized debt obligations	10,010	10,172	0	10,163	9
Senior and subordinated notes	16,628	17,279	0	17,279	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,030	2,030	2,030	0	0
Other borrowings	10,446	10,453	0	10,453	0
Interest payable	309	309	0	309	0
Derivative liabilities	488	488	4	447	37

142	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2013		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,291	$6,291	$6,291	$0	$0
Restricted cash for securitization investors	874	874	874	0	0
Securities available for sale	41,800	41,800	960	37,510	3,330
Securities held to maturity	19,132	19,185	0	18,895	290
Net loans held for investment	192,884	198,138	0	0	198,138
Loans held for sale	218	219	0	219	0
Interest receivable	1,418	1,418	0	1,418	0
Derivatives assets	959	959	3	906	50
Retained interests in securitizations	199	199	0	0	199
Financial liabilities:
Non-interest bearing deposits	$22,643	$22,643	$22,643	$0	$0
Interest-bearing deposits	181,880	175,516	0	14,346	161,170
Securitized debt obligations	10,289	11,081	0	10,835	246
Senior and subordinated notes	13,134	13,715	0	13,715	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	915	915	0	0
Other borrowings	16,316	16,324	0	16,324	0
Interest payable	307	307	0	307	0
Derivatives liabilities	710	710	4	668	38

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of June 30, 2014 and December 31, 2013. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, interest receivable, interest-bearing deposits, securitized debt obligations, other borrowings and senior and subordinated notes. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.

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

Investment Securities

Quoted prices in active markets are used to measure the fair value of U.S. Treasury debt obligations. For other investment categories, we utilize multiple third-party pricing services to obtain fair value measurements for the large majority of our securities. A pricing service may be considered as the primary pricing provider for certain types of securities, and the designation of the primary pricing provider may vary depending on the type of securities. The determination of the primary pricing provider is based on our experience and validation benchmark of the pricing service’s performance in terms of providing fair value measurements for the various types of securities.

143	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results, and other internal sources. Pricing variances among different pricing sources are analyzed and validated. Additionally, on an on-going basis, we may select a sample of securities and test the third-party valuation by obtaining more detailed information about the pricing methodology, sources of information, and assumptions used to value the securities.

The significant unobservable inputs used in the fair value measurement of our residential, asset-backed and commercial securities include yield, prepayment rate, default rate and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation or combination would result in a significant change in fair value measurement. Generally, an increase in the yield assumption will result in a decrease in fair value measurement, however, an increase or decrease in prepayment rate, default rate or loss severity may have a different impact on the fair value given various characteristics of the security including the capital structure of the deal, credit enhancement for the security or other factors.

Net Loans Held For Investment

Loans held for investment that are individually impaired are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans are estimated using a discounted cash flow method, which is a form of the income approach. Discount rates are determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excludes any value related to customer account relationships. For those loans held for investment that are recorded at fair value within our consolidated balance sheets on a nonrecurring basis, the fair value is determined using appraisal values that are obtained from independent appraisers, broker pricing opinions or other available market information, adjusted for the estimated costs to transact the sale.

Due to the use of significant unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses on the consolidated statements of income.

Loans Held For Sale

Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. We originate loans with the intent to sell to government sponsored enterprises as part of a delegated underwriting and servicing (“DUS”) program. For DUS commercial loans, we believe the fair value

144	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

approximates par value as this is the contractual price we receive from the purchaser. For all other loans classified as held for sale, the fair value is determined using a discounted cash flow model or current secondary market prices for loan pools with similar characteristics. Loans held for sale that are valued at par or using a discounted cash flow model are classified as Level 2. Fair value adjustments to loans held for sale are recorded in other non-interest income on our consolidated statements of income.

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

Retained Interests in Securitizations

We have retained interests in various mortgage securitization deals from previous acquisitions. Our retained interest includes rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trust. We record our interest in these deals at fair value using valuation models to calculate the present value of future income. The model incorporates various assumptions that market participants use in estimating future income including weighted-average life, constant prepayment rate, discount rate, default rate and severity.

145	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Other Assets

Included in other assets are foreclosed property, other repossessed assets and long-lived assets held for sale. Foreclosed property and other repossessed assets are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value or listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to transact the sale. Due to the use of significant unobservable inputs, foreclosed property is classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed property are recorded in other non-interest expense on the consolidated statements of income. Foreclosed property and repossessed assets, which we report on our consolidated balance sheets under other assets, totaled $117 million and $158 million, respectively, as of June 30, 2014, compared with $113 million and $160 million, respectively, as of December 31, 2013.

Long-lived assets held for sale are also subject to fair value measurement on a nonrecurring basis, and carried at the lower of their carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value or listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to transact the sale. Due to the use of significant unobservable inputs, long-lived assets held for sale are classified as Level 3 under the fair value hierarchy. Fair value adjustments for long-lived assets are recorded in other non-interest expense on the consolidated statements of income.

Non-Interest Bearing Deposits

The carrying amount of non-interest bearing deposits approximates fair value.

Interest-bearing Deposits

The fair value of interest-bearing deposits is determined based on discounted expected cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.

Securitized Debt Obligations

We utilized multiple third-party pricing services to obtain fair value measurements for the large majority of our securitized debt obligations. The techniques used by the pricing services utilize observable market data to the extent available; and pricing models may be used which incorporate available trade, bid and other market information as described in the above section. We used internal pricing models, discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third-party pricing was not available.

Senior and Subordinated Notes

We engage multiple third-party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing service utilizes a pricing model that incorporates available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models.

Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings

The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances is determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms.

Interest Payable

The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

146	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following tables present our business segment results for the three and six months ended June 30, 2014 and 2013, selected balance sheet data as of June 30, 2014 and 2013, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period.

147	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income	$2,461	$1,431	$436	$(13)	$4,315
Non-interest income	839	170	109	35	1,153

Total net revenue	3,300	1,601	545	22	5,468
Provision for credit losses	549	143	12	0	704
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	94	0	0	0	94
Core deposit intangible amortization	0	28	5	0	33

Total PCCR and core deposit intangible amortization	94	28	5	0	127

Other non-interest expense	1,625	910	262	55	2,852

Total non-interest expense	1,719	938	267	55	2,979

Income (loss) from continuing operations before income taxes	1,032	520	266	(33)	1,785
Income tax provision (benefit)	364	186	95	(64)	581

Income from continuing operations, net of tax	$668	$334	$171	$31	$1,204

Period-end total loans held for investment	$79,018	$71,062	$48,321	$127	$198,528
Period-end total customer deposits	0	169,153	31,440	5,297	205,890

	Three Months Ended June 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income	$2,804	$1,478	$402	$(131)	$4,553
Non-interest income	832	189	93	(29)	1,085

Total net revenue	3,636	1,667	495	(160)	5,638
Provision (benefit) for credit losses	713	67	(14)	(4)	762
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	110	0	0	0	110
Core deposit intangible amortization	0	35	8	0	43

Total PCCR and core deposit intangible amortization	110	35	8	0	153

Other non-interest expense	1,709	875	220	61	2,865

Total non-interest expense	1,819	910	228	61	3,018

Income (loss) from continuing operations before income taxes	1,104	690	281	(217)	1,858
Income tax provision (benefit)	385	246	100	(100)	631

Income from continuing operations, net of tax	$719	$444	$181	$(117)	$1,227

Period-end total loans held for investment	$78,310	$72,218	$40,805	$179	$191,512
Period-end total customer deposits	0	169,789	30,869	9,207	209,865

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended June 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income	$4,986	$2,864	$857	$(42)	$8,665
Non-interest income	1,624	320	196	33	2,173

Total net revenue	6,610	3,184	1,053	(9)	10,838
Provision (benefit) for credit losses	1,107	283	52	(3)	1,439
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	192	0	0	0	192
Core deposit intangible amortization	0	58	11	0	69

Total PCCR and core deposit intangible amortization	192	58	11	0	261

Other non-interest expense	3,253	1,810	511	76	5,650

Total non-interest expense	3,445	1,868	522	76	5,911

Income (loss) from continuing operations before income taxes	2,058	1,033	479	(82)	3,488
Income tax provision (benefit)	722	369	171	(102)	1,160

Income from continuing operations, net of tax	$1,336	$664	$308	$20	$2,328

Period-end total loans held for investment	$79,018	$71,062	$48,321	$127	$198,528
Period-end total customer deposits	0	169,153	31,440	5,297	205,890

	Six Months Ended June 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income	$5,634	$2,956	$803	$(270)	$9,123
Non-interest income	1,653	370	177	(134)	2,066

Total net revenue	7,287	3,326	980	(404)	11,189
Provision (benefit) for credit losses	1,456	242	(49)	(2)	1,647
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	226	0	0	0	226
Core deposit intangible amortization	0	72	15	0	87

Total PCCR and core deposit intangible amortization	226	72	15	0	313

Other non-interest expense	3,441	1,728	434	93	5,696

Total non-interest expense	3,667	1,800	449	93	6,009

Income (loss) from continuing operations before income taxes	2,164	1,284	580	(495)	3,533
Income tax provision (benefit)	759	457	206	(250)	1,172

Income from continuing operations, net of tax	$1,405	$827	$374	$(245)	$2,361

Period-end total loans held for investment	$78,310	$72,218	$40,805	$179	$191,512
Period-end total customer deposits	0	169,789	30,869	9,207	209,865

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)

In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for expanded discussion. Prior periods have been recast to conform to this presentation.

 NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES, AND OTHERS

Guarantees

We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit LLC in 2000. Our maximum credit exposure related to these agreements totaled $14 million and $16 million as of June 30, 2014 and December 31, 2013, respectively. These agreements are recorded on our consolidated balance sheets as a component of other liabilities. The value of our obligations under these agreements was $13 million and $15 million as of June 30, 2014 and December 31, 2013, respectively.

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

On November 1, 2013, we acquired Beech Street Capital, a privately-held, DUS lender that originates multifamily commercial loans with the intent to sell to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with Fannie Mae upon the sale of the DUS commercial loans. Under these agreements, losses on the covered loans are shared on a pari passu basis over the life of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized on the consolidated statements of income. The associated MSRs will also be reviewed for impairment annually.

We had standby letters of credit and commercial letters of credit with contractual amounts of $2.1 billion and $2.0 billion as of June 30, 2014 and December 31, 2013, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets, was $3 million and $4 million as of June 30, 2014 and December 31, 2013, respectively. These financial guarantees had expiration dates ranging from 2014 to 2025 as of June 30, 2014. The amount of liability recognized on our balance sheet for Fannie Mae and other loss sharing agreements was $33 million and $14 million as of June 30, 2014 and December 31, 2013, respectively. No additional collateral or recourse provisions exist to reduce this exposure.

U.K. Cross Sell

In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”) investigated and raised

150	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to U.K. cross sell products, including PPI, which totaled $169 million as of both June 30, 2014 and December 31, 2013. The addition to the reserve this quarter has been offset by utilization through anticipated redress payments in the first half of the year. The increase in the reserve reflects an increased expectation of claims as a result of the rate of decline in the volume of claims being lower than previously expected. While the reserve currently reflects management’s best estimate, there remains uncertainty about the number of customer claims, It is possible that we may further add to reserves if we determine that we need to change the calculation used to determine customer refunds.

Potential Mortgage Representation and Warranty Liabilities

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

In connection with their sales of mortgage loans, the subsidiaries entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the existence of mortgage insurance, and the loan’s compliance with applicable federal, state and local laws. The representations and warranties do not address the credit performance of the mortgage loans, but mortgage loan performance often influences whether a claim for breach of representation and warranty will be asserted and has an effect on the amount of any loss in the event of a breach of a representation or warranty.

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

The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of June 30, 2014 and December 31, 2013:

151	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	June 30, 2014	December 31, 2013	Total	2008	2007	2006	2005
Government-sponsored enterprises (“GSEs”)(1)	$3	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	5	20	0	2	8	10
Uninsured Securitizations and Other	17	18	80	3	15	30	32

Total	$24	$26	$111	$4	$21	$41	$45

(1)	GSEs include Fannie Mae and Freddie Mac.

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.

Of the $20 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately 48% of the original principal balance was covered by bond insurance. Further, approximately $16 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”) and the remaining approximately $4 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase requests without coordination with other investors.

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of a portion of the $80 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $48 billion original principal balance of these mortgage loans is currently held by private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). An additional approximately $22 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans.

With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $24 billion in unpaid principal balance remains outstanding as of June 30, 2014, of which approximately $5 billion in unpaid principal balance is at least 90 days delinquent. Approximately $21 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.

The subsidiaries had open repurchase requests relating to approximately $2.7 billion original principal balance of mortgage loans as of June 30, 2014, compared with $2.8 billion as of December 31, 2013. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.

Table 14.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2012	$59	$1,579	$781	$2,419
Gross new demands received	203	40	391	634
Loans repurchased/made whole	(49)	(5)	(27)	(81)
Demands rescinded	(124)	0	(23)	(147)

Open claims as of December 31, 2013	89	1,614	1,122	2,825

Gross new demands received	16	1	738	755
Loans repurchased/made whole	(25)	0	(2)	(27)
Demands rescinded	(51)	(745)	(10)	(806)

Open claims as of June 30, 2014	$29	$870	$1,848	$2,747

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

The following table summarizes changes in our representation and warranty reserves for the three and six months ended June 30, 2014 and 2013:

Table 14.3: Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Representation and warranty repurchase reserve, beginning of period(1)	$1,128	$994	$1,172	$899
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	(29)	(4)	(15)	(14)
Recorded in discontinued operations	11	187	(36)	294

Total provision (benefit) for mortgage representation and warranty losses	(18)	183	(51)	280
Net realized losses	(98)	(21)	(109)	(23)

Representation and warranty repurchase reserve, end of period(1)	$1,012	$1,156	$1,012	$1,156

(1)	Reported on our consolidated balance sheets as a component of other liabilities.

As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Table 14.4: Allocation of Representation and Warranty Reserves

	Reserve Liability
(Dollars in millions, except for loans sold)	June 30, 2014	December 31, 2013	Loans Sold 2005 to 2008(1)
Selected period-end data:
GSEs and Active Insured Securitizations	$783	$965	$27
Inactive Insured Securitizations and Others	229	207	84

Total	$1,012	$1,172	$111

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes for each GSE, adjusted for any settlements, to estimate: (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases. We rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests and also includes anticipated repurchases resulting from mortgage insurance rescissions. Although our assumed future claims rate considers the most recent claims experience and actual repurchases, an increase in GSE claims and/or repurchases could result in an increase in our reserve. We have entered into and completed repurchase or settlement agreements with respect to the majority of our exposure within this category.

Our reserves also could be impacted by any claims which may be brought by governmental agencies under the Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”), the False Claims Act, or other federal or state statutes. For example, GreenPoint and Capital One have received requests for information and/or subpoenas from various governmental regulators and law enforcement authorities, including members of the RMBS Working Group, relating to the origination of loans for sale to the GSEs and to RMBS participants. We are cooperating with these regulators and other authorities in responding to such requests.

For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach reflects our historical interaction with monoline bond insurers around repurchase requests. Typically, monoline bond insurers allege a very high repurchase rate with respect to the mortgage loans in the Active Insured Securitization category. In response to these repurchase requests, our subsidiaries typically request information from the monoline bond insurers demonstrating that the contractual requirements around a valid repurchase request have been satisfied. In response to these requests for supporting documentation, monoline bond insurers typically initiate litigation. Accordingly, our reserves within the Active Insured Securitization category are not based upon the historical repurchase rate with monoline bond insurers, but rather upon the expected resolution of litigation with the monoline bond insurers. Every bond insurer within this category is pursuing a substantially similar litigation strategy either through active or probable litigation. Accordingly, our representation and warranty reserves for this category are litigation reserves.

In establishing litigation reserves for this category, we consider the current and future monoline insurer losses inherent within the securitization and apply legal judgment to the anticipated factual and legal record to estimate the lifetime legal liability for each securitization. We rely on our own past monoline settlement ratios in addition to considering publicly available industry monoline settlement ratios to establish these reserves. Our reserves with respect to the U.S. Bank Litigation, and the DBSP Litigation, in each case as referenced below, are

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

For the $4 billion original principal balance of mortgage loans in the Inactive Insured Securitizations category and the $48 billion original principal balance of mortgage loans in the Uninsured Securitizations category, we establish reserves based on an assessment of probable and estimable legal liability, if any, utilizing both our own experience and publicly available industry settlement information to estimate lifetime liability. In contrast with the bond insurers in the Insured Securitizations, investors in Uninsured Securitizations often face a number of legal and logistical hurdles before they can force a securitization trustee to pursue mortgage repurchases, including the need to coordinate with a certain percentage of investors holding the securities and to indemnify the trustee for any litigation it undertakes. Accordingly, we only reserve for such exposures when a trustee or investor with standing brings claims and it is probable we have incurred a loss. Some Uninsured Securitization investors from this category are currently suing investment banks and securitization sponsors under federal and/or state securities laws. Although we face some indirect indemnity risks from these litigations, we generally have not established reserves with respect to these indemnity risks because we do not consider them to be both probable and reasonably estimable liabilities. In addition, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by parties who purchased loans from our subsidiaries and subsequently re-sold the loans into securitizations, such reserves are also contained within this category.

For the $22 billion original principal balance of mortgage loans sold to private investors as whole loans, we establish reserves by relying on our historical and anticipated claims and repurchase rates to estimate lifetime liability.

The aggregate reserves for all three subsidiaries totaled $1.0 billion as of June 30, 2014, compared with $1.2 billion as of December 31, 2013. We recorded a total benefit for mortgage representation and warranty losses of $51 million in the six months ended June 30, 2014, which was primarily driven by legal developments with respect to probable and estimable losses. During the six months ended June 30, 2014, we had settlements totaling $109 million that were charged against the reserves.

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2014 is approximately $2.5 billion, a decline from our estimate of $2.6 billion at December 31, 2013. The estimate as of June 30, 2014 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the DBSP Litigation, the FHFA Litigation, and the LXS Trust Litigation.

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

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Litigation

In accordance with the current accounting standards for loss contingencies, we establish reserves for litigation related matters when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of potentially material legal proceedings and claims.

For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the DBSP Litigation, the FHFA Litigation, and the LXS Trust Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses could be approximately $250 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of June 30, 2014 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

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

Late Fees Litigation

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including COBNA. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law (the “UCL”), but not their antitrust conspiracy claims. In January, 2014, the Ninth Circuit affirmed the lower court’s dismissal of the case. In April 2014, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the Supreme Court in July 2014.

157	Capital One Financial Corporation (COF)

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

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In October 2012, CONA as successor to CCB, was named as a defendant in a lawsuit filed in the Southern District of New York by Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (the “Ambac Litigation”). Plaintiffs allege, among other things, that CONA (as successor to CCB) breached certain representations and warranties in contracts relating to six securitizations with an aggregate original principal balance of approximately $5.2 billion which were sponsored by a CCB affiliate in 2006 and 2007 and backed by loans originated by CCB. Almost half of the securities issued by the six trusts are insured by Ambac. Plaintiffs seek unspecified damages, an order compelling CONA to indemnify Ambac for all accrued and future damages based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate, and all related fees, costs, and interest. The parties have resolved the matter and the court entered a stipulation of dismissal with prejudice in June 2014.

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

As noted above in the section entitled Potential Mortgage Representation and Warranty Liabilities, the Company’s subsidiaries establish reserves with respect to representation and warranty litigation matters, where appropriate, within the Company’s overall representation and warranty reserves. Please see above for more details.

New York District Attorney’s Office Investigation

Capital One has received subpoenas and testimony requests from the New York District Attorney’s office with respect to certain check casher clients of the Commercial Banking business and Capital One’s anti-money laundering program. Capital One is cooperating with the investigation.

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

159	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, captioned In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. In March 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. In June 2012, the MDL court granted plaintiff’s motion for class certification. The modified scheduling order entered by the MDL court contemplates the conclusion of discovery in the third quarter of 2014 and we anticipate a remand to the Eastern District of Louisiana in the fourth quarter of 2014.

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

In May 2012, Capital One removed the Hawaii AG case to U.S. District Court, District of Hawaii. In November 2012, the court denied the Hawaii AG’s motion to remand. The Ninth Circuit overturned the District Court’s denial of the AG’s motion to remand in August 2014, and the case will proceed in state court.

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

160	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intellectual Ventures Corp., et al.

In June 2013, Intellectual Ventures I, LLC and Intellectual Ventures II, LLC (collectively “IV”) sued Capital One Financial Corp., Capital One Bank (USA), N.A. and Capital One, N.A. (collectively “Capital One”) for patent infringement in the United States District Court for the Eastern District of Virginia. In the Complaint, IV alleges infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and other patents in several other federal courts. Capital One’s motion to dismiss was denied without prejudice in August 2013. Capital One filed an answer and counterclaim alleging antitrust violations. In December 2013, the court dismissed Capital One’s counterclaim and decided the parties’ arguments on claim construction. IV agreed to dismiss two patents in suit, and following claim construction, asked for a stipulation of non-infringement for one patent with an opportunity to appeal the court’s decision regarding claim construction. In April 2014, the court granted Capital One’s motion for summary judgment and found that the two remaining patents were either unpatentable or indefinite. In May 2014, IV appealed to the Federal Circuit and Capital One cross-appealed the dismissal of its antitrust claims.

In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. The court denied Capital One’s motion to transfer venue to the Eastern District of Virginia in March 2014. IV voluntarily dismissed one of the patents against Capital one, and the parties are currently engaged in discovery on the remaining patents in suit.

Telephone Consumer Protection Act Litigation

In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Litigation Multi-district Litigation matter was created as a result of a transfer order issued by the United States Judicial Panel on Multi-district Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions-Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois)-and several individual lawsuits. In February 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint. The Consolidated Master Class Action Complaint and individual lawsuits allege that COBNA and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs, and injunctive relief. In June 2014, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation for an amount within previously established reserves. In July 2014, the court granted preliminary approval of the class settlement. The court is scheduled to determine whether to provide final approval of the class settlement in the fourth quarter of 2014.

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

161	Capital One Financial Corporation (COF)

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

162	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees, and Others.”

Item 1A. Risk Factors

We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of shares of our common stock during the second quarter of 2014.

(Dollars and shares in millions except dollars per share)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
April 1-30, 2014	1,431	$74.86	1,429	$2,393
May 1-31, 2014	5,284	75.77	5,280	1,993
June 1-30, 2014	5,354	80.68	5,352	1,561

Total	12,069	77.84	12,061

(1)

Primarily comprised of repurchases under the $2.5 billion common stock repurchase program authorized by our Board of Directors and announced on March 26, 2014, which authorized share repurchases through March 31, 2015. Also includes 1,184, 4,651 and 2,376 shares purchased in April, May and June, respectively, related to stock option exercises and the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An index to exhibits has been filed as part of this report and is incorporated herein by reference.

163	Capital One Financial Corporation (COF)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: August 5, 2014	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

164	Capital One Financial Corporation (COF)

EXHIBIT INDEX

CAPITAL ONE FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

DATED JUNE 30, 2014

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

3.1

Restated Certificate of Incorporation of Capital One Financial Corporation (as amended and restated May 5, 2014) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8- K, filed on May 5, 2014).

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

3.4

Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, dated June 11, 2014 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on June 12, 2014).

165	Capital One Financial Corporation (COF)

Exhibit No.	Description
4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K).

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

12.1*	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Richard D. Fairbank.

31.2*	Certification of Stephen S. Crawford.

32.1*	Certification** of Richard D. Fairbank.

32.2*	Certification** of Stephen S. Crawford.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a document being filed with this Form 10-Q.

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

166	Capital One Financial Corporation (COF)