Form 10-Q
period 2014-09-30
CAPITAL ONE FINANCIAL CORP
filed 2014-11-03
CIK 927628

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from              to
Commission File No. 1-13300
_______________________________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
______________________________

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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 31, 2014, there were 555,970,573 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

i	Capital One Financial Corporation (COF)

ii	Capital One Financial Corporation (COF)

iii	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K (“2013 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of September 30, 2014 included in this Report.

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

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data from our results of operations for the third quarter and first nine months of 2014 and 2013, and selected comparative balance sheet data as of September 30, 2014 and December 31, 2013. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been recast to conform to the current period presentation. The comparability of our results of operations between reported periods is impacted by the following transactions completed in 2013:

•
On November 1, 2013, we completed the acquisition of Beech Street Capital, a privately-held, national originator and servicer of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal Housing Administration (“FHA”) multifamily commercial real estate loans.

•
On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (the “Portfolio Sale”). Pursuant to the agreement we received $6.4 billion for the net portfolio assets.

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

1	Capital One Financial Corporation (COF)

Table 1: Consolidated Financial Highlights (Unaudited)(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2014	2013	Change		2014	2013	Change
Income statement
Net interest income	$4,497	$4,560	(1)%		$13,162	$13,683	(4)%
Non-interest income	1,142	1,091	5		3,315	3,157	5
Total net revenue(2)	5,639	5,651	—		16,477	16,840	(2)
Provision for credit losses	993	849	17		2,432	2,496	(3)
Non-interest expense:
Marketing	392	299	31		1,052	946	11
Amortization of intangibles	130	161	(19)		409	505	(19)
Acquisition-related	13	37	(65)		54	133	(59)
Operating expenses	2,450	2,612	(6)		7,381	7,534	(2)
Total non-interest expense	2,985	3,109	(4)		8,896	9,118	(2)
Income from continuing operations before income taxes	1,661	1,693	(2)		5,149	5,226	(1)
Income tax provision	536	575	(7)		1,696	1,747	(3)
Income from continuing operations, net of tax	1,125	1,118	1		3,453	3,479	(1)
Loss from discontinued operations, net of tax	(44)	(13)	238		(24)	(210)	(89)
Net income	1,081	1,105	(2)		3,429	3,269	5
Dividends and undistributed earnings allocated to participating securities	(5)	(5)	—		(14)	(14)	—
Preferred stock dividends	(20)	(13)	54		(46)	(39)	18
Net income available to common shareholders	$1,056	$1,087	(3)		$3,369	$3,216	5
Common share statistics
Earnings per common share:
Basic earnings per common share	$1.89	$1.87	1		$5.95	$5.53	8
Diluted earnings per common share	1.86	1.84	1		5.86	5.46	7
Weighted average common shares outstanding:
Basic	559.9	582.3	(4)		566.1	581.4	(3)
Diluted	567.9	591.1	(4)		575.2	589.0	(2)
Dividends per common share	$0.30	$0.30	—		$0.90	$0.65	38
Average balances
Loans held for investment(3)	$199,422	$191,135	4		$196,068	$192,547	2
Interest-earning assets	268,890	264,796	2		265,065	267,590	(1)
Total assets	299,523	294,919	2		296,175	298,347	(1)
Interest-bearing deposits	179,928	186,752	(4)		181,587	188,877	(4)
Total deposits	205,199	208,340	(2)		205,783	210,170	(2)
Borrowings	40,314	36,355	11		37,332	38,261	(2)
Common equity	43,489	40,332	8		42,772	40,335	6
Total stockholders’ equity	44,827	41,185	9		43,828	41,188	6
Selected performance metrics
Purchase volume(4)	$57,474	$50,943	13		$161,266	$146,829	10
Total net revenue margin(5)	8.39%	8.54%	(15)	bps	8.29%	8.39%	(10)	bps
Net interest margin(6)	6.69	6.89	(20)		6.62	6.82	(20)
Return on average assets	1.50	1.52	(2)		1.55	1.55	—
Return on average tangible assets(7)	1.58	1.60	(2)		1.64	1.64	—
Return on average common equity(8)	10.12	10.91	(79)		10.58	11.33	(75)
Return on average tangible common equity(9)	15.73	17.96	(223)		16.66	18.75	(209)
Equity-to-assets ratio	14.97	13.96	101		14.80	13.81	99
Non-interest expense as a % of average loans held for investment	5.99	6.51	(52)		6.05	6.31	(26)
Efficiency ratio(10)	52.93	55.02	(209)		53.99	54.14	(15)

2	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2014	2013	Change		2014	2013	Change
Effective income tax rate from continuing operations	32.3	34.0	(170)		32.9	33.4	(50)
Net charge-offs	$756	$917	(18)%		$2,499	$2,965	(16)%
Net charge-off rate(11)	1.52%	1.92%	(40)	bps	1.70%	2.05%	(35)	bps
Net charge-off rate (excluding Acquired Loans)	1.73	2.29	(56)		1.96	2.48	(52)

	September 30,	December 31,
(Dollars in millions except per share data as noted)	2014	2013	Change
Balance sheet (period end)
Loans held for investment(3)	$201,592	$197,199	2%
Interest-earning assets	270,001	265,170	2
Total assets	300,202	296,933	1
Interest-bearing deposits	178,876	181,880	(2)
Total deposits	204,264	204,523	—
Borrowings	42,243	40,654	4
Common equity	42,682	40,779	5
Total stockholders’ equity	44,018	41,632	6
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,212	$4,315	(2)
Allowance as a % of loans held for investment (“allowance coverage ratio”)	2.09%	2.19%	(10)	bps
Allowance as a % of loans held for investment (excluding Acquired Loans)	2.37	2.54	(17)
30+ day performing delinquency rate	2.46	2.63	(17)
30+ day performing delinquency rate (excluding Acquired Loans)	2.81	3.08	(27)
30+ day delinquency rate	2.76	2.96	(20)
30+ day delinquency rate (excluding Acquired Loans)	3.14	3.46	(32)
Capital ratios(12)
Common equity Tier 1 capital ratio	12.73%	N/A	**
Tier 1 common ratio	N/A	12.19%	**
Tier 1 risk-based capital ratio	13.31	12.57	74	bps
Total risk-based capital ratio	15.24	14.69	55
Tier 1 leverage ratio	10.64	10.06	58
Tangible common equity (“TCE”) ratio(13)	9.56	8.89	67
Associates
Employees (in thousands), period end(14)	44.9	45.4	(1)%
__________

**	Change is not meaningful.

(1)
We adopted ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects” (Investments in Qualified Affordable Housing Projects) as of January 1, 2014. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results and related metrics have been recast to conform to this presentation.

(2)
Total net revenue was reduced by $164 million and $480 million in the third quarter and first nine months of 2014, respectively, and by $154 million and $611 million in the third quarter and first nine months of 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees.

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

3	Capital One Financial Corporation (COF)

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

(14)
In the second quarter of 2014, we changed our presentation from total full-time equivalent employees to total employees. All prior periods have been recast to conform to the current presentation. During this change, we determined that we had previously understated the total number of full-time equivalent employees by approximately 7%.

INTRODUCTION
General
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2014, our principal subsidiaries included:

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
We had total loans held for investment of $201.6 billion, deposits of $204.3 billion and stockholders’ equity of $44.0 billion as of September 30, 2014, compared with total loans held for investment of $197.2 billion, deposits of $204.5 billion and stockholders’ equity of $41.6 billion as of December 31, 2013.
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with interest on deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of reward expenses and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses (including salaries and associate benefits, occupancy and equipment costs, professional services, communication and data processing expenses and other miscellaneous expenses), marketing expenses and income taxes.
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

4	Capital One Financial Corporation (COF)

•
Commercial Banking: Consists of our lending, deposit gathering and servicing activities provided to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million and $1 billion.

Table 2 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the third quarter and first nine months of 2014 and 2013. We provide information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments” in our 2013 Form 10-K. We also provide a reconciliation of our total business segment results to our results based on the accounting principles generally accepted in the U.S. (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.
Table 2: Business Segment Results(1)

	Three Months Ended September 30,
	2014				2013
	Total Net Revenue(2)		Net Income(3)		Total Net Revenue(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,473	62%	$624	55%	$3,591	64%	$694	62%
Consumer Banking	1,604	28	289	26	1,665	29	345	31
Commercial Banking(4)	561	10	182	16	511	9	162	14
Other(5)	1	—	30	3	(116)	(2)	(83)	(7)
Total from continuing operations	$5,639	100%	$1,125	100%	$5,651	100%	$1,118	100%

	Nine Months Ended September 30,
	2014				2013
	Total Net Revenue(2)		Net Income(3)		Total Net Revenue(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$10,083	61%	$1,960	57%	$10,878	64%	$2,099	60%
Consumer Banking	4,788	29	953	28	4,991	30	1,172	34
Commercial Banking(4)	1,614	10	490	14	1,491	9	536	15
Other(5)	(8)	—	50	1	(520)	(3)	(328)	(9)
Total from continuing operations	$16,477	100%	$3,453	100%	$16,840	100%	$3,479	100%
__________

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

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
We reported net income of $1.1 billion ($1.86 per diluted common share) on total net revenue of $5.6 billion and net income of $3.4 billion ($5.86 per diluted common share) on total net revenue of $16.5 billion for the third quarter and first nine months of 2014, respectively. In comparison, we reported net income of $1.1 billion ($1.84 per diluted common share) on total net revenue of $5.7 billion and net income of $3.3 billion ($5.46 per diluted common share) on total net revenue of $16.8 billion for the third quarter and first nine months of 2013, respectively.
Beginning on January 1, 2014, we calculate our regulatory capital under the Basel III Standardized Approach subject to transition provisions. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition

5	Capital One Financial Corporation (COF)

provisions, was 12.73% as of September 30, 2014. Our Tier 1 common ratio, as calculated under Basel I, was 12.19% as of December 31, 2013. These numbers are not directly comparable due to methodological differences in the calculation of the ratios.
On March 26, 2014, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock (“2014 Stock Repurchase Program”). During the second and third quarters of 2014, we have repurchased approximately $1.5 billion of common stock and expect to complete the 2014 Stock Repurchase Program by the end of the first quarter of 2015. See “Capital Management” below for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2014. These highlights generally are based on a comparison between the results of the third quarter and first nine months of 2014 and 2013, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2014, compared to December 31, 2013. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company

•
Earnings: Our net income decreased by $24 million in the third quarter of 2014, or 2%, to $1.1 billion, and our net income increased by $160 million in the first nine months of 2014, or 5%, to $3.4 billion, compared to $3.3 billion for the first nine months of 2013. The increase in net income for the first nine months of 2014 was driven by (i) a net provision of $19 million for mortgage representation and warranty losses (which includes a benefit of $15 million before taxes in continuing operations and a provision of $34 million before taxes in discontinued operations) for the first nine months of 2014, compared to a net provision of $276 million (which includes a benefit of $27 million before taxes in continuing operations and a provision of $303 million before taxes in discontinued operations) for the first nine months of 2013; (ii) lower non-interest expenses due to lower amortization of intangibles, acquisition-related costs and the provision for litigation matters; (iii) a decrease in interest expense due to lower funding costs; and (iv) a decrease in provision for credit losses driven by a lower net charge-offs partially offset by a lower release in the allowance for loan and lease losses. These items were partially offset by a decrease in net interest income attributable to lower average interest-earning assets partly due to the Portfolio Sale.

•
Loans Held for Investment: Period-end loans held for investment increased by $4.4 billion, or 2%, in the first nine months of 2014, to $201.6 billion as of September 30, 2014, from $197.2 billion as of December 31, 2013. The increase was due to commercial and industrial and commercial and multifamily real estate loan growth in our Commercial Banking business, and continued strong auto loan originations outpacing the run-off of the acquired home loan portfolio in our Consumer Banking business. Overall, there was a decline in our credit card loan portfolio primarily due to seasonality, partially offset by loan growth in the second and third quarters of 2014.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 40 basis points to 1.52% in the third quarter of 2014, compared to 1.92% in the third quarter of 2013, and our net charge-off rate decreased by 35 basis points in the first nine months of 2014, to 1.70%, compared to 2.05% for the first nine months of 2013. The extremely low net charge-off rate in the third quarter 2014, based on our historical trends, was largely due to continued economic improvement and portfolio seasoning. Our reported 30+ day delinquency rate declined to 2.76% as of September 30, 2014, from 2.96% as of December 31, 2013, and 2.88% as of September 30, 2013. The decrease from December 31, 2013 was primarily due to seasonality and strong credit performance. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses decreased by $103 million from $4.3 billion as of December 31, 2013 and increased by $214 million, from $4.0 billion as of June 30, 2014, to $4.2 billion as of September 30, 2014. The allowance coverage ratio declined to 2.09% as of September 30, 2014, from 2.19% as of December 31, 2013. The release in allowance for loan and lease losses in the first and second quarters of 2014 was mainly due to credit improvements, partially offset by a build in the third quarter of 2014 driven by loan growth and higher delinquency inventories increasing our loss expectations.

•
Representation and Warranty Reserve: The mortgage representation and warranty reserve decreased by $92 million to $1.1 billion as of September 30, 2014, from $1.2 billion as of December 31, 2013. We recorded a net provision for mortgage representation and warranty losses of $19 million (which includes a benefit of $15 million before taxes in continuing operations and provision of $34 million before taxes in discontinued operations) in the first nine months of 2014. The decrease in representation and warranty reserve was primarily driven by claims paid and legal developments.

6	Capital One Financial Corporation (COF)

Business Segment Financial Performance

•
Credit Card: Our Credit Card business generated net income from continuing operations of $624 million and $2.0 billion in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $694 million and $2.1 billion in the third quarter and first nine months of 2013, respectively. The decreases in net income for the third quarter of 2014 compared to the third quarter of 2013, was due to lower net revenue driven by the Portfolio Sale in the third quarter of 2013 and higher provision for credit losses due to a build in the allowance for loan and lease losses driven by loan growth partially offset by lower net charge-offs. These drivers were partially offset by a lower provision for litigation matters and operating efficiencies. The decrease in net income for the first nine months of 2014 compared to the first nine months of 2013 was driven by lower net revenue associated with the Portfolio Sale in the third quarter of 2013, partially offset by a lower provision for credit losses driven by lower net charge-offs and lower non-interest expenses. Period-end loans held for investment in our Credit Card business decreased by $674 million to $80.6 billion as of September 30, 2014 from $81.3 billion as of December 31, 2013. The decrease was largely due to seasonality, partially offset by growth in the domestic card loan portfolio in the second and third quarters of 2014.

•
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $289 million and $953 million in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $345 million and $1.2 billion in the third quarter and first nine months of 2013, respectively. The decrease in net income for these periods was primarily attributable to compression in deposit spreads in retail banking, partially offset by higher net interest income generated by growth in our auto loans. Period-end loans held for investment in our Consumer Banking business increased by $299 million to $71.1 billion as of September 30, 2014, from $70.8 billion as of December 31, 2013, due to growth in our auto loan portfolio outpacing the run-off in our acquired home loan portfolio.

•
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $182 million and $490 million in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $162 million and $536 million in the third quarter and first nine months of 2013, respectively. The increase in net income for the third quarter 2014 compared to the third quarter 2013 was primarily driven by higher net revenue related to growth in our commercial loan portfolio, partially offset by increases in operating expenses associated with continued investments in business growth and the Beech Street Capital acquisition. The decrease in net income for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a higher provision for credit losses, reflecting an allowance build in the first nine months of 2014 compared to an allowance release in the first nine months of 2013. Period-end loans held for investment in our Commercial Banking business increased by $4.8 billion to $49.8 billion as of September 30, 2014, from $45.0 billion as of December 31, 2013. The increase was driven by strong loan originations in the commercial and industrial and commercial and multifamily real estate businesses.

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
Total Company Expectations
We continue to expect 2014 pre-provision earnings, excluding non-recurring items, of approximately $10 billion. On a quarterly basis, we expect both operating expenses and marketing to increase in the fourth quarter of 2014. On an annual basis, we expect operating expenses and marketing to be higher in 2015 than 2014. Both the quarterly and annual expectations are driven by loan

7	Capital One Financial Corporation (COF)

growth, as well as investments to drive future growth, be a digital leader and keep pace with rising industry regulatory requirements. We expect that future card growth will likely drive allowance builds in coming quarters.
We expect growth in full-year revenues in 2015, driven by strong growth in average loans. While the efficiency ratio will vary from quarter to quarter, we expect the full-year 2015 efficiency ratio to be between 53% and 54%, excluding non-recurring items.
The Federal Reserve did not object to our capital plan submitted in the 2014 CCAR cycle. Pursuant to the capital plan, we expect to maintain our quarterly dividend of $0.30 per share, subject to approval by the Board of Directors. In addition, the Board of Directors authorized the establishment of a share repurchase program to repurchase up to $2.5 billion of shares of our common stock through the end of the first quarter of 2015. Under this program, we repurchased approximately $1.5 billion of our shares in the second and third quarters of 2014, and we expect to repurchase an additional $1.0 billion over the next two quarters.
The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position and amount of our retained earnings. Our 2014 Stock Repurchase Program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Capital Planning and Regulatory Stress Testing” for more information.
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect increases in the net charge-off rate in the fourth quarter of 2014 and first quarter of 2015 primarily driven by seasonality. Longer term, we expect loan growth to impact the Domestic Card net charge-off rate in 2015. While this impact on the net charge-off rate will be modest at first, we expect it to grow throughout 2015. Overall, we expect the quarterly Domestic Card net charge-off rate throughout 2015 to be in the mid-to-high three percent range. We also expect allowance additions resulting primarily from future loan growth. We believe that our Domestic Card business continues to be well-positioned and will continue to deliver strong and resilient returns.
Consumer Banking: In our Consumer Banking business, we expect auto returns will continue to decline, but remain within ranges that support an attractive business. In addition, we expect the impact of the prolonged low interest rate environment to continue to pressure the returns of our retail banking business, even if rates rise in 2015.
Commercial Banking: In our Commercial Banking business, competition continues to increase, pressuring margins and returns. As competition continues to increase, we expect the pace of the growth in our Commercial Banking business will be slower in 2015 and closer to overall industry growth rates. We continue to expect our focused and specialized approach to deliver strong results in 2015.

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
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Loan loss reserves

•	Asset impairment

•	Fair value of financial instruments

•	Representation and warranty reserves

•	Customer rewards reserves

8	Capital One Financial Corporation (COF)

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Management has discussed each of these critical accounting policies, related estimates and judgments with the Audit Committee of the Board of Directors.
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

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2014 and 2013. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between the interest income, including certain fees, earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets and interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, and other borrowings. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

9	Capital One Financial Corporation (COF)

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the third quarter and first nine months of 2014 and 2013.
Table 3: Average Balances, Net Interest Income and Net Interest Yield(1)

	Three Months Ended September 30,
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$71,776	$2,594	14.46%	$74,421	$2,738	14.72%
International credit card	7,710	317	16.45	7,782	318	16.35
Total credit card	79,486	2,911	14.65	82,203	3,056	14.87
Consumer banking	71,237	1,100	6.18	71,886	1,112	6.19
Commercial banking	49,218	417	3.39	41,584	402	3.87
Other	125	35	112.00	166	9	21.69
Total loans, including loans held for sale	200,066	4,463	8.92	195,839	4,579	9.35
Investment securities	62,582	398	2.54	63,317	396	2.50
Cash equivalents and other interest-earning assets	6,242	26	1.67	5,640	23	1.63
Total interest-earning assets	$268,890	$4,887	7.27	$264,796	$4,998	7.55
Cash and due from banks	2,907			2,553
Allowance for loan and lease losses	(3,995)			(4,408)
Premises and equipment, net	3,778			3,784
Other assets	27,943			28,194
Total assets	$299,523			$294,919
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$179,928	$271	0.60	$186,752	$309	0.66
Securitized debt obligations	10,110	32	1.27	10,243	42	1.64
Senior and subordinated notes	17,267	71	1.64	12,314	76	2.47
Other borrowings	12,937	16	0.49	13,798	11	0.32
Total interest-bearing liabilities	$220,242	$390	0.71	$223,107	$438	0.79
Non-interest bearing deposits	25,271			21,588
Other liabilities	9,183			9,039
Total liabilities	254,696			253,734
Stockholders’ equity	44,827			41,185
Total liabilities and stockholders’ equity	$299,523			$294,919
Net interest income/spread		$4,497	6.56		$4,560	6.76
Impact of non-interest bearing funding			0.13			0.13
Net interest margin			6.69%			6.89%

10	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2014			2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$70,321	$7,491	14.20%	$76,493	$8,336	14.53%
International credit card	7,674	954	16.58	7,998	970	16.17
Total credit card	77,995	8,445	14.44	84,491	9,306	14.69
Consumer banking	71,042	3,297	6.19	73,127	3,309	6.03
Commercial banking	47,324	1,224	3.45	39,909	1,158	3.87
Other	131	83	84.48	174	51	39.08
Total loans, including loans held for sale	196,492	13,049	8.85	197,701	13,824	9.32
Investment securities	62,411	1,223	2.61	63,725	1,161	2.43
Cash equivalents and other interest-earning assets	6,162	80	1.73	6,164	74	1.60
Total interest-earning assets	$265,065	$14,352	7.22	$267,590	$15,059	7.50
Cash and due from banks	2,853			2,401
Allowance for loan and lease losses	(4,132)			(4,653)
Premises and equipment, net	3,808			3,750
Other assets	28,581			29,259
Total assets	$296,175			$298,347
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$181,587	$819	0.60	$188,877	$953	0.67
Securitized debt obligations	10,419	109	1.39	10,975	143	1.74
Senior and subordinated notes	15,822	226	1.90	12,331	240	2.60
Other borrowings	11,091	36	0.43	14,955	40	0.36
Total interest-bearing liabilities	$218,919	$1,190	0.72	$227,138	$1,376	0.81
Non-interest bearing deposits	24,196			21,293
Other liabilities	9,232			8,728
Total liabilities	252,347			257,159
Stockholders’ equity	43,828			41,188
Total liabilities and stockholders’ equity	$296,175			$298,347
Net interest income/spread		$13,162	6.50		$13,683	6.69
Impact of non-interest bearing funding			0.12			0.13
Net interest margin			6.62%			6.82%
__________

(1)
In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
Past due fees included in interest income totaled approximately $368 million and $1.1 billion in the third quarter and first nine months of 2014, respectively, and $440 million and $1.4 billion in the third quarter and first nine months of 2013, respectively.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

11	Capital One Financial Corporation (COF)

Net interest income decreased by $63 million, or 1%, from the third quarter of 2013 to $4.5 billion in the third quarter of 2014. Net interest income decreased by $521 million, or 4% from the first nine months of 2013 to $13.2 billion in the first nine months of 2014. These decreases were primarily driven by the Portfolio Sale in 2013, partially offset by growth in lower yielding commercial and auto loans, lower fundings costs and higher yielding investment securities.

•
Average Interest-Earning Assets: The increase in average interest-earning assets in the third quarter of 2014, compared to the third quarter of 2013 was due to continued strong growth in commercial, auto and credit card loans, partially offset by the run-off in our acquired home loan portfolio within our Consumer Banking business and the Portfolio Sale in the third quarter of 2013. The decrease in average interest-earning assets in the first nine months of 2014, compared to the first nine months of 2013, was primarily driven by the Portfolio Sale in the third quarter of 2013, the run-off in our acquired home loan portfolio within our Consumer Banking business, partially offset by continued strong growth in commercial, auto and credit card loans. The decrease in average investment securities was due to sales and paydowns outpacing purchases.

•
Net Interest Margin: The decrease in our net interest margin in the third quarter of 2014, compared to the third quarter of 2013, and in the first nine months of 2014, compared to the first nine months of 2013, was primarily due to lower average loan yields driven by the Portfolio Sale in 2013 and a shift in the mix of the loan portfolio to lower yielding commercial and auto loans, partially offset by a reduction in our cost of funds and higher yielding investment securities.

Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs 2013			2014 vs. 2013
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(145)	$(100)	$(45)	$(861)	$(706)	$(155)
Consumer banking	(12)	(10)	(2)	(12)	(94)	82
Commercial banking	15	65	(50)	66	192	(126)
Other	26	(2)	28	32	(13)	45
Total loans, including loans held for sale	(116)	(47)	(69)	(775)	(621)	(154)
Investment securities	2	(5)	7	62	(24)	86
Cash equivalents and other interest-earning assets	3	2	1	6	—	6
Total interest income	(111)	(50)	(61)	(707)	(645)	(62)
Interest expense:
Deposits	(38)	(11)	(27)	(134)	(36)	(98)
Securitized debt obligations	(10)	—	(10)	(34)	(7)	(27)
Senior and subordinated notes	(5)	20	(25)	(14)	50	(64)
Other borrowings	5	(1)	6	(4)	(10)	6
Total interest expense	(48)	8	(56)	(186)	(3)	(183)
Net interest income	$(63)	$(58)	$(5)	$(521)	$(642)	$121
__________

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

12	Capital One Financial Corporation (COF)

Non-Interest Income
Non-interest income primarily consists of interchange income net of rewards expense, service charges and other customer-related fees and other non-interest income. Other non-interest income includes the pre-tax net provision (benefit) for mortgage representation and warranty losses related to continuing operations. It also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships, as well as hedge ineffectiveness.
Table 5 displays the components of non-interest income for the third quarter and first nine months of 2014 and 2013.
Table 5: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Service charges and other customer-related fees	$471	$530	$1,405	$1,614
Interchange fees, net	523	476	1,498	1,407
Net other-than-temporary impairment	(9)	(11)	(15)	(40)
Other non-interest income:
Benefit for mortgage representation and warranty losses(1)	—	13	15	27
Net gains from the sale of investment securities	6	—	18	3
Net fair value gains (losses) on free-standing derivatives	11	(8)	37	(11)
Other	140	91	357	157
Total other non-interest income	157	96	427	176
Total non-interest income	$1,142	$1,091	$3,315	$3,157
__________

(1)
Represents the benefit for mortgage representation and warranty losses recorded in continuing operations. For the total impact to the net provision for mortgage representation and warranty losses, including the portion recognized on our consolidated statements of income as a component of discontinued operations, see “MD&A—Consolidated Balance Sheets Analysis—Table 14: Changes in Representation and Warranty Reserve.”

Non-interest income increased by $51 million, or 5%, to $1.1 billion in the third quarter of 2014, and by $158 million, or 5%, to $3.3 billion in the first nine months of 2014, from $3.2 billion in the first nine months of 2013. The main driver for the increases in non-interest income was an increase in interchange fees, net, due to strong purchase volume in our credit card loan portfolio, partially offset by a decline in our service charges and other customer-related fees.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $993 million and $2.4 billion in the third quarter and first nine months of 2014, respectively, compared with $849 million and $2.5 billion in the third quarter and first nine months of 2013, respectively.
The increase in the provision for credit losses of $144 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily driven by an increase in the allowance for loan and lease losses due to higher loan volumes and higher delinquencies in the domestic card loan portfolio, partially offset by lower net charge-offs.
The decrease in the provision for credit losses of $64 million in the first nine months of 2014 compared to the first nine months of 2013, due to lower net charge-offs driven by improved credit, partially offset by a smaller release of our allowance for loan and lease losses.
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

13	Capital One Financial Corporation (COF)

Non-Interest Expense
Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other miscellaneous expenses, as well as marketing costs, acquisition-related expenses and amortization of intangibles.
Table 6 displays the components of non-interest expense for the third quarter and first nine months of 2014 and 2013.
Table 6: Non-Interest Expense(1)(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Salaries and associate benefits	$1,128	$1,152	$3,414	$3,365
Occupancy and equipment	419	376	1,271	1,104
Marketing	392	299	1,052	946
Professional services	304	328	887	990
Communications and data processing	196	225	595	677
Amortization of intangibles	130	161	409	505
Other non-interest expense:
Collections	90	114	287	362
Fraud losses	67	56	197	161
Bankcard, regulatory and other fee assessments	118	151	345	431
Other	141	247	439	577
Other non-interest expense	416	568	1,268	1,531
Total non-interest expense	$2,985	$3,109	$8,896	$9,118
__________

(1)
In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
Includes acquisition-related costs of $13 million and $54 million in the third quarter and first nine months of 2014, respectively, as compared with $37 million and $133 million in the third quarter and first nine months of 2013, respectively. These amounts are comprised of transaction costs, legal and other professional or consulting fees, restructuring costs, and integration expense.

Non-interest expense decreased by $124 million, or 4%, to $3.0 billion in the third quarter of 2014, from $3.1 billion in the third quarter of 2013. Non-interest expense decreased by $222 million, or 2%, to $8.9 billion in the first nine months of 2014, from $9.1 billion in the first nine months of 2013. The decreases reflect a decline in the amortization of intangibles and a reduction in acquisition-related costs and provision for litigation matters. These were partially offset by (i) higher operating expenses attributable to growth in our commercial and auto loan portfolios; (ii) the change to include auto repossession-related expenses as a component of operating expenses (prior to January 1, 2014 these costs were reported as a component of net charge-offs); and (iii) higher marketing expenses associated with loan growth, partially offset by lower bankcard, regulatory and other fee assessments and communication and data processing expenses.
Income Taxes
We recorded income tax provisions of $536 million (32.3% effective income tax rate) and $1.7 billion (32.9% effective income tax rate) in the third quarter and first nine months of 2014, respectively, compared to income tax provisions of $575 million (34.0% effective income tax rate) and $1.7 billion (33.4% effective income tax rate) in the third quarter and first nine months of 2013, respectively. The decrease in our effective income tax rate in the third quarter of 2014 from the third quarter of 2013, was primarily attributable to increased tax credits and tax exempt income, as well as the absence of $19 million in discrete tax expense that occurred in the third quarter of 2013. The decrease in our effective income tax rate in the first nine months of 2014 from the first nine months of 2013 was primarily attributable to increased tax credits and tax exempt income, and certain state tax rate reductions, partially offset by increased discrete tax expense. Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 32.3% and 32.4% in the third quarter and first nine months of 2014, and 32.8%, and 33.0% in the third quarter and first nine months of 2013, respectively.

14	Capital One Financial Corporation (COF)

We provide additional information on items affecting our income taxes and effective tax rate in our 2013 Form 10-K in “Note 17—Income Taxes.”
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint Mortgage Funding, Inc.’s (“GreenPoint”) wholesale mortgage banking unit that we closed in 2007. Loss from discontinued operations, net of tax, was $44 million and $24 million for the third quarter and first nine months of 2014, respectively, compared to a loss from discontinued operations of $13 million and $210 million for the third quarter and first nine months of 2013, respectively. The pre-tax portions of the net provision for mortgage representation and warranty losses recognized on our consolidated statements of income as a component of discontinued operations were provisions of $70 million ($44 million net of tax) and $34 million ($21 million net of tax) in the third quarter and first nine months of 2014, respectively, and provisions of $9 million ($6 million net of tax) and $303 million ($190 million net of tax) in the third quarter and first nine months of 2013, respectively.
We provide additional information on the net provision for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 14—Commitments, Contingencies, Guarantees, and Others.”

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
Below we summarize our business segment results for the third quarter and first nine months of 2014 and 2013 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of September 30, 2014, compared with December 31, 2013. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”
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
Our Credit Card business generated net income from continuing operations of $624 million and $2.0 billion in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $694 million and $2.1 billion in the third quarter and first nine months of 2013, respectively.

15	Capital One Financial Corporation (COF)

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 7: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$2,627	$2,757	(5)%		$7,613	$8,391	(9)%
Non-interest income	846	834	1		2,470	2,487	(1)
Total net revenue(1)	3,473	3,591	(3)		10,083	10,878	(7)
Provision for credit losses	787	617	28		1,894	2,073	(9)
Non-interest expense	1,730	1,904	(9)		5,175	5,571	(7)
Income from continuing operations before income taxes	956	1,070	(11)		3,014	3,234	(7)
Income tax provision	332	376	(12)		1,054	1,135	(7)
Income from continuing operations, net of tax	$624	$694	(10)		$1,960	$2,099	(7)
Selected performance metrics:
Average loans held for investment(2)	$79,494	$77,729	2		$78,005	$79,523	(2)
Average yield on loans held for investment(3)	14.65%	15.72%	(107)	bps	14.44%	15.60%	(116)	bps
Total net revenue margin(4)	17.48	18.48	(100)		17.24	18.24	(100)
Net charge-offs	$572	$734	(22)%		$2,037	$2,506	(19)%
Net charge-off rate	2.88%	3.78%	(90)	bps	3.48%	4.20%	(72)	bps
Card loan premium amortization and other intangible accretion(5)	$18	$45	(60)%		$86	$159	(46)%
PCCR intangible amortization	90	106	(15)		282	332	(15)
Purchase volume(6)	57,474	50,943	13		161,266	146,829	10

(Dollars in millions)	September 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(2)	$80,631	$81,305	(1)%
30+ day performing delinquency rate	3.22%	3.46%	(24)	bps
30+ day delinquency rate	3.29	3.54	(25)
Nonperforming loan rate	0.09	0.11	(2)
Allowance for loan and lease losses	$3,057	$3,214	(5)%
Allowance coverage ratio(7)	3.79%	3.95%	(16)	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $164 million and $480 million in the third quarter and first nine months of 2014, respectively, and by $154 million and $611 million in the third quarter and first nine months of 2013, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $218 million and $190 million as of September 30, 2014 and December 31, 2013, respectively.

(2)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(3)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Annualized interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment. The transfer of the Best Buy Stores, L.P. (“Best Buy”) loan portfolio to held for sale resulted in an increase in the average yield for Credit Card of 110 and 119 basis points in the third quarter and first nine months of 2013, respectively. The sale of the Best Buy loan portfolio was completed on September 6, 2013.

(4)
Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period for the specified loan category. Annualized interest income also includes interest income on loans held for sale. The transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the total Credit Card business of 123 and 134 basis points in the third quarter and first nine months of 2013, respectively.

(5)
Represents the net reduction in interest income attributable to the amortization of premiums on purchased loans accounted for based on contractual cash flows and the accretion of other intangibles associated with the 2012 U.S. card acquisition.

16	Capital One Financial Corporation (COF)

(6)
Consists of credit card purchase transactions, net of returns for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(7)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.
Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2014, compared with the third quarter and first nine months of 2013, and changes in financial condition and credit performance between September 30, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income decreased by $130 million, or 5%, in the third quarter of 2014 from the third quarter of 2013, to $2.6 billion, and by $778 million, or 9%, in the first nine months of 2014 from the first nine months of 2013, to $7.6 billion. The decrease in net interest income was primarily driven by the Portfolio Sale in the third quarter of 2013.

•
Non-Interest Income: Non-interest income increased by $12 million, or 1%, in the third quarter of 2014 from the third quarter of 2013, to $846 million, and decreased by $17 million, or 1%, in the first nine months of 2014 from the first nine months of 2013, to $2.5 billion. The decrease in the first nine months of 2014 compared to the first nine months of 2013 was largely due to a reduction in service charges and other customer-related fees, partially offset by increased interchange fees, net driven by higher purchase volume.

•
Provision for Credit Losses: The provision for credit losses increased by $170 million, or 28%, in the third quarter of 2014 from the third quarter of 2013, to $787 million, and decreased by $179 million, or 9%, in the first nine months of 2014 from the first nine months of 2013, to $1.9 billion. The increase in the third quarter of 2014 was due to a build in the allowance for loan and lease losses in the Domestic Card business driven by higher loan volumes and higher delinquencies, partially offset by lower net charge-offs. The decrease in the provision for credit losses for the the first nine months of 2014 compared to the first nine months of 2013, was driven primarily by lower net charge-offs, which was a result of improved credit, partially offset by a smaller release of our allowance for loan and lease losses.

•
Non-Interest Expense: Non-interest expense decreased by $174 million, or 9%, in the third quarter of 2014 from the third quarter of 2013, to $1.7 billion, and decreased by $396 million, or 7%, in the first nine months of 2014 from the first nine months of 2013, to $5.2 billion. The decrease in the third quarter and first nine months of 2014 was largely due to lower acquisition-related costs, lower operating expenses driven by the Portfolio Sale, lower provision for litigation matters and operating efficiencies. Non-interest expense also included purchased credit card relationship (“PCCR”) intangible amortization of $282 million in the first nine months of 2014, compared with $332 million in the first nine months of 2013.

•
Loans Held for Investment: Period-end loans held for investment decreased by $674 million, or 1%, to $80.6 billion as of September 30, 2014, from $81.3 billion as of December 31, 2013. This decrease was largely due to seasonality partially offset by growth in the domestic card loan portfolio in the second and third quarters of 2014.

•
Net Charge-off and Delinquency Statistics: Our reported net charge-off rate decreased to 2.88% and 3.48% in the third quarter and first nine months of 2014, respectively, from 3.78% and 4.20% in the third quarter and first nine months of 2013, respectively. The extremely low net charge-off rate in the third quarter 2014, based on our historical trends, was largely due to continued economic improvement and portfolio seasoning. In addition, the decrease in net charge-offs are driven by low delinquency inventories in the first nine months of 2014 compared to the first nine months of 2013. The 30+ day delinquency rate decreased to 3.29% as of September 30, 2014, from 3.54% as of December 31, 2013 and 3.60% as of September 30, 2013.

Domestic Card Business
Domestic Card generated net income from continuing operations of $550 million and $1.8 billion in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $644 million and $1.9 billion in the third quarter and first nine months of 2013, respectively. Domestic Card accounted for 90% of total net revenues in the third quarter and first nine months of 2014 and 2013, for our Credit Card business.

17	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 7.1: Domestic Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$2,361	$2,492	(5)%		$6,809	$7,584	(10)%
Non-interest income	763	749	2		2,233	2,210	1
Total net revenue(1)	3,124	3,241	(4)		9,042	9,794	(8)
Provision for credit losses	738	529	40		1,728	1,823	(5)
Non-interest expense	1,530	1,713	(11)		4,588	4,981	(8)
Income from continuing operations before income taxes	856	999	(14)		2,726	2,990	(9)
Income tax provision	306	355	(14)		974	1,064	(8)
Income from continuing operations, net of tax	$550	$644	(15)		$1,752	$1,926	(9)
Selected performance metrics:
Average loans held for investment(2)	$71,784	$69,947	3		$70,331	$71,525	(2)
Average yield on loans held for investment(3)	14.46%	15.65%	(119)	bps	14.20%	15.54%	(134)	bps
Total net revenue margin(4)	17.41	18.53	(112)		17.14	18.26	(112)
Net charge-offs	$508	$642	(21)%		$1,818	$2,218	(18)%
Net charge-off rate	2.83%	3.67%	(84)	bps	3.45%	4.14%	(69)	bps
Card loan premium amortization and other intangible accretion(5)	$18	$45	(60)%		$86	$159	(46)%
PCCR intangible amortization	90	$106	(15)		282	332	(15)
Purchase volume(6)	53,690	47,420	13		150,482	136,524	10

(Dollars in millions)	September 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(2)	$73,143	$73,255	—%
30+ day delinquency rate	3.21%	3.43%	(22)	bps
Allowance for loan and lease losses	$2,746	$2,836	(3)%
Allowance coverage ratio(7)	3.75%	3.87%	(12)	bps
__________

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

(3)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Annualized interest income includes interest income on loans held for sale. The transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the average yield for the Domestic Card business of 121 and 131 basis points in the third quarter and first nine months of 2013, respectively.

(4)
Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period. Annualized interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment. The transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale resulted in an increase in the net revenue margin for the Domestic Card business of 136 and 148 basis points in the third quarter and first nine months of 2013, respectively.

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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results for this division are similar to the key factors affecting our total Credit Card business. The primary drivers of the decline in net income for our Domestic Card business in the third quarter and first nine months of 2014, compared with the third quarter and first nine months of 2013, were a decrease in revenue primarily driven by the Portfolio Sale in the third quarter of 2013 and

18	Capital One Financial Corporation (COF)

a higher provision for credit losses, partially offset by lower acquisition-related costs and provision for litigation matters, as well as lower operating expenses attributable to the Portfolio Sale in 2013 and operating efficiencies.
The slight decrease in period-end loans held for investment from December 31, 2013 was primarily due to seasonal decreases in the first quarter of 2014, partially offset by growth in the second and third quarters of 2014.
International Card Business
International Card generated net income from continuing operations of $74 million and $208 million in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $50 million and $173 million in the third quarter and first nine months of 2013, respectively. International Card accounted for 10% of total net revenues in the third quarter and first nine months of 2014 and 2013, for our Credit Card business.
Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 7.2: International Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$266	$265	—%		$804	$807	—%
Non-interest income	83	85	(2)		237	277	(14)
Total net revenue	349	350	—		1,041	1,084	(4)
Provision for credit losses	49	88	(44)		166	250	(34)
Non-interest expense	200	191	5		587	590	(1)
Income from continuing operations before income taxes	100	71	41		288	244	18
Income tax provision	26	21	24		80	71	13
Income from continuing operations, net of tax	$74	$50	48		$208	$173	20
Selected performance metrics:
Average loans held for investment(1)	$7,710	$7,782	(1)		$7,674	$7,998	(4)
Average yield on loans held for investment(2)	16.42%	16.35%	7	bps	16.60%	16.17%	43	bps
Total net revenue margin(3)	18.13	17.99	14		18.09	18.07	2
Net charge-offs	$64	$92	(30)%		$219	$288	(24)%
Net charge-off rate	3.32%	4.71%	(139)	bps	3.81%	4.79%	(98)	bps
Purchase volume(4)	$3,784	$3,523	7%		$10,784	$10,305	5%

(Dollars in millions)	September 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(1)	$7,488	$8,050	(7)%
30+ day performing delinquency rate	3.34%	3.71%	(37)	bps
30+ day delinquency rate	4.08	4.56	(48)
Nonperforming loan rate	0.98	1.10	(12)
Allowance for loan and lease losses	$311	$378	(18)%
Allowance coverage ratio(5)	4.15%	4.70%	(55)	bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

(2)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Annualized interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	Calculated by dividing annualized total net revenue for the period by average loans held for investment during the period.

(4)	Consists of international card purchase transactions, net of returns for the period. Excludes cash advance and balance transfer transactions.

(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

19	Capital One Financial Corporation (COF)

The increase in net income in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 was primarily due to a reduction in the provision for credit losses attributable to lower net charge-offs, reflecting the improvement in the credit environment in Canada and the U.K.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses, as well as marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $289 million and $953 million in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $345 million and $1.2 billion in the third quarter and first nine months of 2013, respectively.
Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 8: Consumer Banking Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$1,425	$1,481	(4)%		$4,289	$4,437	(3)%
Non-interest income	179	184	(3)		499	554	(10)
Total net revenue	1,604	1,665	(4)		4,788	4,991	(4)
Provision for credit losses	198	202	(2)		481	444	8
Non-interest expense	956	927	3		2,824	2,727	4
Income from continuing operations before income taxes	450	536	(16)		1,483	1,820	(19)
Income tax provision	161	191	(16)		530	648	(18)
Income from continuing operations, net of tax	$289	$345	(16)		$953	$1,172	(19)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$35,584	$30,157	18		$33,993	$28,780	18
Home loan	31,859	37,852	(16)		33,258	40,450	(18)
Retail banking	3,605	3,655	(1)		3,616	3,721	(3)
Total consumer banking	$71,048	$71,664	(1)		$70,867	$72,951	(3)
Average yield on loans held for investment(2)	6.18%	6.21%	(3)	bps	6.19%	6.04%	15	bps
Average deposits	$168,407	$169,082	—%		$168,925	$170,294	(1)%
Average deposit interest rate	0.58%	0.63%	(5)	bps	0.58%	0.64%	(6)	bps
Core deposit intangible amortization	$26	$34	(24)%		$84	$106	(21)%
Net charge-offs	190	170	12		460	423	9
Net charge-off rate	1.07%	0.95%	12	bps	0.87%	0.77%	10	bps
Net charge-off rate (excluding Acquired Loans)	1.65	1.64	1		1.37	1.40	(3)
Auto loan originations	$5,410	$4,752	14%		$15,513	$13,066	19%

20	Capital One Financial Corporation (COF)

(Dollars in millions)	September 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$36,254	$31,857	14%
Home loan	31,203	35,282	(12)
Retail banking	3,604	3,623	(1)
Total consumer banking	$71,061	$70,762	—
30+ day performing delinquency rate	3.22%	3.20%	2	bps
30+ day performing delinquency rate (excluding Acquired Loans)(3)	4.91	5.32	(41)
30+ day delinquency rate	3.82	3.89	(7)
30+ day delinquency rate (excluding Acquired Loans)(3)	5.82	6.47	(65)
Nonperforming loans rate	0.73	0.86	(13)
Nonperforming loans rate (excluding Acquired Loans)(3)	1.12	1.44	(32)
Nonperforming asset rate(4)	1.01	1.12	(11)
Nonperforming asset rate (excluding Acquired Loans)(3)	1.53	1.86	(33)
Allowance for loan and lease losses	$772	$752	3%
Allowance coverage ratio(5)	1.09%	1.06%	3	bps
Deposits	$167,624	$167,652	—%
Loans serviced for others	7,041	7,665	(8)
__________

(1)
Includes Acquired Loans with carrying values of $24.4 billion and $28.2 billion as of September 30, 2014 and December 31, 2013, respectively. The average balance of Consumer Banking loans held for investment, excluding Acquired Loans, was $46.2 billion and $41.4 billion in the third quarter of 2014 and 2013, respectively, and $44.7 billion and $40.3 billion in the first nine months of 2014 and 2013, respectively.

(2)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Annualized interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

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
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2014, compared with the third quarter and first nine months of 2013, and changes in financial condition and credit performance between September 30, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income decreased by $56 million, or 4%, in the third quarter of 2014 from the third quarter of 2013, to $1.4 billion, and by $148 million, or 3%, in the first nine months of 2014 from the first nine months of 2013, to $4.3 billion. The decrease in net interest income was primarily attributable to compression in deposit spreads in retail banking, partially offset by higher net interest income generated by growth in our auto loan portfolio.

Consumer Banking yields remained relatively flat at 6.2% when comparing the third quarter of 2014 to the third quarter of 2013 and increased in the first nine months of 2014 to 6.2%, as compared to 6.0% in the first nine months of 2013. The increase in the first nine months of 2014 from the first nine months of 2013 was driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the run-off of the acquired home loan portfolio. The increase in our auto loans in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased to 8.5% in the third quarter of 2014 as compared to 9.7% in the third quarter of 2013, and decreased to 8.7% in the first nine months of 2014, as compared to 10.0% in the first nine months of 2013. This decrease was primarily attributable to a shift to a higher portion of prime auto loans and increased competition in the subprime auto business. The average yield on home loans was 3.8% and 3.7% in the third quarter and first nine months of 2014, respectively, compared to 3.5% and 3.3% in the third quarter and first nine months of 2013, respectively. The higher yield in the home loan portfolio was driven by an increase in expected cash flows as a result of credit improvement on the Acquired Loan portfolio.

21	Capital One Financial Corporation (COF)

•
Non-Interest Income: Non-interest income decreased by $5 million, or 3%, in the third quarter of 2014 from the third quarter of 2013, to $179 million, and by $55 million, or 10%, in the first nine months of 2014 from the first nine months of 2013, to $499 million. The decrease in non-interest income for the nine months ended 2014 was attributable to a gain on sale of certain of our mortgage servicing rights (“MSR”) in the second quarter of 2013, as well as a higher provision for representation and warranty losses within the home loan portfolio.

•
Provision for Credit Losses: The provision for credit losses decreased by $4 million, or 2%, in the third quarter of 2014 from the third quarter of 2013, to $198 million, and increased by $37 million, or 8%, in the first nine months of 2014 from the first nine months of 2013, to $481 million. The increase in the first nine months of 2014, as compared to the first nine months of 2013, was driven by higher net charge-offs due to the growth in our auto loan portfolio and a smaller release of the allowance for loan and lease losses in the retail and home loan portfolios, offset by a smaller allowance build in the auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $29 million, or 3%, in the third quarter of 2014 from the third quarter of 2013, to $956 million, and by $97 million, or 4%, in the first nine months of 2014 from the first nine months of 2013, to $2.8 billion. The increase was largely due to the growth in our auto loan portfolio and to a smaller degree, the change to include the auto repossession-related expenses as a component of operating expenses. Prior to January 1, 2014, these costs were reported as a component of net charge-offs.

•
Loans Held for Investment: Period-end loans held for investment increased by $299 million, or less than 1%, in the first nine months of 2014 to $71.1 billion as of September 30, 2014 from $70.8 billion as of December 31, 2013, primarily due to the growth in the auto loan portfolio, mostly offset by the run-off of our acquired home loan portfolio.

•	Deposits: Period-end deposits decreased by $28 million, or less than 1%, in the first nine months of 2014 to $167.6 billion as of September 30, 2014, from $167.7 billion as of December 31, 2013.

•
Net Charge-off and Delinquency Statistics: The reported net charge-off rate increased by 12 basis points to 1.07% in the third quarter of 2014 from 0.95% in the third quarter of 2013, and increased by 10 basis points to 0.87% in the first nine months of 2014 from 0.77% in the first nine months of 2013. The increase in the net charge-off rate reflected a shift in the mix of the portfolio toward auto loans (which typically carry higher net charge-off rates than our home loan portfolio), as home loans run off. The 30+ day delinquency rate decreased to 3.82% as of September 30, 2014, from 3.89% as of December 31, 2013.

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer-related fees. Because we have some investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy, equipment, professional services, communications and data processing expenses, as well as marketing expenses.
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
Our Commercial Banking business generated net income from continuing operations of $182 million and $490 million in the third quarter and first nine months of 2014, respectively, compared with net income from continuing operations of $162 million and $536 million in the third quarter and first nine months of 2013, respectively.

22	Capital One Financial Corporation (COF)

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 9: Commercial Banking Business Results(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Selected income statement data:
Net interest income	$439	$424	4%		$1,296	$1,227	6%
Non-interest income	122	87	40		318	264	20
Total net revenue(2)(3)	561	511	10		1,614	1,491	8
Provision (benefit) for credit losses	9	31	(71)		61	(18)	**
Non-interest expense	268	228	18		790	677	17
Income from continuing operations before income taxes	284	252	13		763	832	(8)
Income tax provision	102	90	13		273	296	(8)
Income from continuing operations, net of tax	$182	$162	12		$490	$536	(9)
Selected performance metrics:
Average loans held for investment:(4)
Commercial and multifamily real estate	$22,409	$19,047	18		$21,623	$18,201	19
Commercial and industrial	25,512	21,491	19		24,562	20,596	19
Total commercial lending	47,921	40,538	18		46,185	38,797	19
Small-ticket commercial real estate	845	1,038	(19)		891	1,102	(19)
Total commercial banking	$48,766	$41,576	17		$47,076	$39,899	18
Average yield on loans held for investment(2)	3.39%	3.87%	(48)	bps	3.45%	3.87%	(42)	bps
Average deposits	$31,772	$30,685	4%		$31,546	$30,590	3%
Average deposit interest rate	0.24%	0.27%	(3)	bps	0.24%	0.27%	(3)	bps
Core deposit intangible amortization	$5	$6	(17)%		$16	$21	(24)%
Net (recoveries) charge-offs	(6)	8	**		1	19	(95)
Net (recovery) charge-off rate	(0.05)%	0.07%	**		0.00%	0.06%	(6)	bps

(Dollars in millions)	September 30, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment:(4)
Commercial and multifamily real estate	$22,895	$20,750	10%
Commercial and industrial	26,071	23,309	12
Total commercial lending	48,966	44,059	11
Small-ticket commercial real estate	822	952	(14)
Total commercial banking	$49,788	$45,011	11
Nonperforming loans rate	0.32%	0.33%	(1)	bps
Nonperforming asset rate(4)	0.35	0.37	(2)
Allowance for loan and lease losses	$378	$338	12%
Allowance coverage ratio(5)	0.76%	0.75%	1	bps
Deposits	$31,918	$30,567	4%
Loans serviced for others	12,559	10,786	16
__________
** Change is not meaningful.

(1)
In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
The average yield on loans held for investment is calculated by dividing annualized interest income for the period by average loans held for investment during the period. Annualized interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment. Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%.

(3)	Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our

23	Capital One Financial Corporation (COF)

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
Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2014, compared with the third quarter and first nine months of 2013, and changes in financial condition and credit performance between September 30, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income increased by $15 million, or 4%, in the third quarter of 2014 from the third quarter of 2013, to $439 million, and by $69 million, or 6%, in the first nine months of 2014 from the first nine months of 2013, to $1.3 billion. The increase was driven by growth in commercial and multifamily real estate and commercial and industrial loans, partially offset by lower loan yields driven by market and competitive pressures.

•
Non-Interest Income: Non-interest income increased by $35 million, or 40%, in the third quarter of 2014 from the third quarter of 2013, to $122 million, and by $54 million, or 20%, in the first nine months of 2014 from the first nine months of 2013, to $318 million, primarily driven by increased revenue related to fee-based services and products and the Beech Street Capital acquisition.

•
Provision for Credit Losses: The provision for credit losses decreased by $22 million in the third quarter of 2014 to $9 million compared to $31 million in the third quarter of 2013, and increased by $79 million in the first nine months of 2014 to $61 million from a benefit of $18 million in the first nine months of 2013. The decrease in the third quarter of 2014, as compared to the third quarter of 2013, was primarily due to lower net charge-offs and a decrease in the reserve for unfunded lending commitments. The increase in the first nine months of 2014, as compared to the first nine months of 2013, was primarily driven by a build in the allowance for loan and lease losses due to growth in the portfolio. This was partially offset by decreases in net charge-offs and the reserve for unfunded lending commitments. The allowance for loan and lease losses and reserve for unfunded lending commitments increased by $15 million and $60 million in the third quarter and first nine months of 2014, respectively, compared to an increase of $23 million and a decrease of $38 million in the third quarter and first nine months of 2013, respectively.

•
Non-Interest Expense: Non-interest expense increased by $40 million, or 18%, in the third quarter of 2014 from the third quarter of 2013, to $268 million, and by $113 million, or 17%, in the first nine months of 2014 from the first nine months of 2013, to $790 million, driven by operating expenses associated with continued investments in business growth and the Beech Street Capital acquisition.

•
Loans Held for Investment: Period-end loans held for investment increased by $4.8 billion, or 11%, to $49.8 billion as of September 30, 2014 from $45.0 billion as of December 31, 2013. The increase was driven by loan growth in the commercial and industrial and commercial and multifamily real estate businesses.

•
Deposits: Period-end deposits increased by $1.3 billion, or 4%, to $31.9 billion as of September 30, 2014, from $30.6 billion as of December 31, 2013, driven by our strategy to deepen and expand relationships with commercial customers.

•
Net Charge-off Statistics: The net recovery rates were 0.05% and 0.00% in the third quarter and first nine months of 2014, respectively compared to net charge-off rates of 0.07% and 0.06% in the third quarter and first nine months of 2013, respectively. The nonperforming loans rate decreased to 0.32% as of September 30, 2014, from 0.33% as of December 31, 2013. The continued strength in the credit metrics in our Commercial Banking business reflects stable credit trends and underlying collateral values.

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, gains and losses on our investment securities portfolio and certain trading activities. Other also includes foreign exchange-rate fluctuations related to the revaluation of foreign currency-denominated investments; certain gains and losses on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; a portion of the net provision for representation and warranty losses related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

24	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.
Table 10: Other Results(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Selected income statement data:
Net interest income (expense)(2)	$6	$(102)	**	$(36)	$(372)	(90)%
Non-interest income	(5)	(14)	(64)%	28	(148)	**
Total net revenue (loss)	1	(116)	**	(8)	(520)	(98)
Benefit for credit losses	(1)	(1)	—	(4)	(3)	33
Non-interest expense	31	50	(38)	107	143	(25)
Loss from continuing operations before income taxes	(29)	(165)	(82)	(111)	(660)	(83)
Income tax benefit	(59)	(82)	(28)	(161)	(332)	(52)
Profit (loss) from continuing operations, net of tax	$30	$(83)	**	$50	$(328)	**
__________

**	Change is not meaningful.

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

Net profit from continuing operations recorded in Other was $30 million and $50 million in the third quarter and first nine months of 2014, respectively, compared with a net loss from continuing operations of $83 million and $328 million in the third quarter and first nine months of 2013, respectively. The shift to a net profit from a net loss was primarily due to higher net revenues, lower funding costs, as well as the absence of the one-time charge associated with our redemption of trust preferred securities in January 2013.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $3.3 billion to $300.2 billion as of September 30, 2014, from $296.9 billion, as of December 31, 2013. Total liabilities increased by $883 million to $256.2 billion as of September 30, 2014, from $255.3 billion as of December 31, 2013. Stockholders’ equity increased by $2.4 billion to $44.0 billion as of September 30, 2014 from $41.6 billion as of December 31, 2013. The increase in stockholders’ equity was primarily attributable to our net income of $3.4 billion in the first nine months of 2014 and $484 million in preferred stock issuances during the first nine months of 2014, partially offset by $1.5 billion of share repurchases under the 2014 Stock Repurchase Program and $559 million of dividend payments.
Following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2014. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury debt; U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; U.S. government sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 85% and 77% of our total investment securities portfolio as of September 30, 2014 and December 31, 2013, respectively. The change in the portfolio composition is in preparation for the final rules implementing the Basel III liquidity coverage ratio, for which we provide additional information in “MD&A—Supervision and Regulation.”
During the first nine months of 2014, the fair value of our investment portfolio increased by $1.6 billion, or 3% from $61.0 billion as of December 31, 2013, to $62.6 billion as of September 30, 2014. This increase was primarily driven by lower interest rates.

25	Capital One Financial Corporation (COF)

We had gross unrealized gains of $874 million and gross unrealized losses of $312 million on available-for sale investment securities as of September 30, 2014, compared with gross unrealized gains of $799 million and gross unrealized losses of $631 million as of December 31, 2013. The decrease in gross unrealized losses in the first nine months of 2014 was primarily driven by lower interest rates in the third quarter of 2014. Of the $312 million in gross unrealized losses as of September 30, 2014, $271 million was related to securities that had been in a loss position for more than 12 months. We provide information on OTTI recognized in earnings on our investment securities above in “Consolidated Results of Operations—Non-Interest Income.”
Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of September 30, 2014 and December 31, 2013.
Table 11: Investment Securities

	September 30, 2014		December 31, 2013
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury debt obligations	$4,261	$4,261	$831	$833
U.S. agency debt obligations	1	1	1	1
Corporate debt securities guaranteed by U.S. government agencies	1,001	979	1,282	1,234
RMBS:
Agency(1)	20,853	20,986	21,572	21,479
Non-agency	3,024	3,497	3,165	3,600
Total RMBS	23,877	24,483	24,737	25,079
CMBS:
Agency(1)	4,029	3,983	4,262	4,198
Non-agency	1,809	1,803	1,854	1,808
Total CMBS	5,838	5,786	6,116	6,006
Other ABS(2)	3,038	3,083	7,123	7,136
Other securities(3)	1,087	1,072	1,542	1,511
Total investment securities available for sale	$39,103	$39,665	$41,632	$41,800

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
Agency RMBS	$20,349	$21,038	$17,443	$17,485
Agency CMBS	1,833	1,890	1,689	1,700
Total investment securities held to maturity	$22,182	$22,928	$19,132	$19,185
__________

(1)	Agency includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“Ginnie Mae”).

(2)
ABS collateralized by credit card loans constituted approximately 55% and 65% of the other ABS portfolio as of September 30, 2014, and December 31, 2013, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 16% and 15% of the other ABS portfolio as of September 30, 2014, and December 31, 2013, respectively. Approximately 89% of the securities in our other asset-backed security portfolio were rated AAA or its equivalent as of September 30, 2014, compared with 87% as of December 31, 2013.

(3)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better as of both September 30, 2014 and December 31, 2013, while approximately 6% and 5% was below investment grade as of September 30, 2014 and December 31, 2013, respectively. We

26	Capital One Financial Corporation (COF)

categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of September 30, 2014 and December 31, 2013.
Table 12: Non-Agency Investment Securities Credit Ratings

	September 30, 2014				December 31, 2013
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$3,024	—%	3%	97%	$3,165	—%	4%	96%
Non-agency CMBS	1,809	100	—	—	1,854	99	1	—
Other ABS	3,038	89	6	5	7,123	87	12	1
Other securities	1,087	2	88	10	1,542	9	82	9
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of unrestricted loans and restricted loans held in our securitization trusts. Table 13 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of September 30, 2014 and December 31, 2013.
Table 13: Loans Held for Investment

	September 30, 2014			December 31, 2013
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$80,631	$3,057	$77,574	$81,305	$3,214	$78,091
Consumer Banking	71,061	772	70,289	70,762	752	70,010
Commercial Banking	49,788	378	49,410	45,011	338	44,673
Other	112	5	107	121	11	110
Total	$201,592	$4,212	$197,380	$197,199	$4,315	$192,884
Period-end loans held for investment increased by $4.4 billion, or 2.2%, in the the first nine months of 2014. The increase was due to commercial and industrial and commercial and multifamily real estate loan growth in our Commercial Banking business, and continued strong auto loan originations outpacing the run-off of the acquired home loan portfolio in our Consumer Banking business. Overall, there was a decline in our credit card loan portfolio primarily due to seasonality, partially offset by growth in the second and third quarters of 2014.
We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased to $427 million as of September 30, 2014, from $218 million as of December 31, 2013. The increase was primarily driven by higher originations in the Commercial Banking business and timing of sales of loans.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits decreased by $259 million to $204.3 billion as of September 30, 2014, from $204.5 billion as of December 31, 2013. The decrease in deposits was primarily driven by the run-off of certain deposits, which was partially offset by the growth in our Consumer Banking and Commercial Banking businesses. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

27	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations increased by $219 million during the first nine months of 2014, to $10.5 billion as of September 30, 2014, from $10.3 billion as of December 31, 2013. The increase was driven by issuances of $3.0 billion of securitized debt obligations during the first nine months of 2014, partially offset by maturities of $2.8 billion. We provide additional information on our borrowings below in “Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and FHLB advances, totaled $31.7 billion as of September 30, 2014, of which $12.1 billion represented short-term borrowings and $19.6 billion represented long-term debt. Other debt totaled $30.4 billion as of December 31, 2013, of which $16.2 billion represented short-term borrowings and $14.2 billion represented long-term debt.
The increase in other debt of $1.3 billion in the first nine months of 2014 was primarily attributable to the issuance of $7.8 billion of unsecured senior notes, as well as a $1.4 billion increase in federal funds purchased and securities loaned or sold under agreements to repurchase, partially offset by net maturities of $5.4 billion of FHLB advances and maturities of $2.4 billion in unsecured senior notes. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
Mortgage Representation and Warranty Reserve
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report on our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. In establishing the representation and warranty reserves, we consider a variety of factors depending on the category of purchaser. The aggregate reserve for all three entities totaled $1.1 billion as of September 30, 2014, compared with $1.2 billion as of December 31, 2013.

28	Capital One Financial Corporation (COF)

The table below summarizes changes in our representation and warranty reserve in the third quarter and first nine months of 2014 and 2013.
Table 14: Changes in Representation and Warranty Reserve(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Representation and warranty repurchase reserve, beginning of period	$1,012	$1,156	$1,172	$899
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	—	(13)	(15)	(27)
Recorded in discontinued operations	70	9	34	303
Total provision (benefit) for mortgage representation and warranty losses	70	(4)	19	276
Net realized losses	(2)	(7)	(111)	(30)
Representation and warranty repurchase reserve, end of period	$1,080	$1,145	$1,080	$1,145
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of September 30, 2014, is approximately $2.3 billion, a decline from our estimate of $2.6 billion as of December 31, 2013. The decrease in the reasonably possible estimate of representation and warranty reserve was primarily driven by legal developments.
We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies, Guarantees, and Others.”

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

CAPITAL MANAGEMENT
The level and composition of our capital are determined by multiple factors, including our consolidated regulatory capital requirements and internal risk-based capital assessments such as internal stress testing and economic capital. The level and composition of our capital may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.

29	Capital One Financial Corporation (COF)

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
In July 2013, the Federal Banking Agencies finalized a new capital rule that implements the Basel III capital accord (the “Final Basel III Capital Rules”) developed by the Basel Committee on Banking Supervision (“Basel Committee”) and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements. Prior to being revised in the Final Basel III Capital Rules, the minimum risk-based capital requirements adopted by the U.S. federal banking agencies followed the Basel I framework, originally promulgated pursuant to the Basel Committee’s Basel I accord, and the advanced approaches capital rules (“Advanced Approaches”), based upon the framework originally promulgated as a result of the Basel II accord. The Final Basel III Capital Rules amended both the Basel I and Advanced Approaches frameworks, establishing a new common equity Tier 1 capital requirement and setting higher minimum capital ratio requirements. The Company refers to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”
At the end of 2012, the Company met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, the Company has undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. Certain provisions of the Final Basel III Capital Rules began to take effect on January 1, 2014 for Advanced Approaches banking organizations, including the Company. The Company will be subject to a parallel run under Advanced Approaches during which it will calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though it will continue to use the Basel III Standardized Approach for purposes of meeting regulatory capital requirements. We have notified our regulators of our intent to enter a parallel run beginning January 1, 2015. By rule, the parallel run must last at least four consecutive quarters. Therefore, the first quarter of 2016 is the earliest possible date on which the Company would use the Basel III Advanced Approaches framework in calculating its regulatory capital and risk-weighted assets for purposes of risk-based capital requirements. Consistent with the experience of other U.S. banks, it is possible that our parallel run will last longer than the four quarter minimum. Under the Dodd-Frank Act and the Final Basel III Capital Rules, organizations subject to Basel III Advanced Approaches may not hold less capital than would be required under the Basel III Standardized Approach. Therefore, even after we exit parallel run, we will continue to calculate regulatory capital and risk-weighted assets under the Basel III Standardized Approach.
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
Insured depository institutions also are subject to PCA capital regulations. Under current PCA regulations, an insured depository institution is considered to be well-capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0%, a Tier 1 leverage capital ratio of at least 5.0%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its regulator. While the Final Basel III Capital Rules increase some of the thresholds for the PCA capital categories and add the new common equity Tier 1 capital ratio to the PCA regulations, those changes are not effective until January 1, 2015. Beginning on January 1, 2015, the well-capitalized level for the Tier 1 risk-based capital ratio will increase to 8.0%, and the well-capitalized level for the common equity Tier 1 capital ratio will be established at 6.5%. The well-capitalized levels for the total risk-based capital ratio and the Tier 1 leverage capital ratio will not change.
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

30	Capital One Financial Corporation (COF)

We provide information on the calculation of this ratio in “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
Table 15 provides a comparison of our regulatory capital ratios under the U.S. federal banking agencies’ capital adequacy standards as of September 30, 2014 and December 31, 2013. Under the Final Basel III Capital Rules, beginning on January 1, 2014, as an Advanced Approaches banking organization that has yet to enter or exit parallel run, we began using the Basel III Standardized Approach for calculating our regulatory capital, subject to applicable transition provisions. In 2014, however, we continue to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios, as required under the Final Basel III Capital Rules. Beginning on January 1, 2015, we will begin using the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.
Table 15: Capital Ratios(1)(2)

	September 30, 2014			December 31, 2013
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.73%	4.00%	N/A	N/A	N/A	N/A
Tier 1 common capital(4)	N/A	N/A	N/A	12.19%	N/A	N/A
Tier 1 risk-based capital(5)	13.31%	5.50%	6.00%	12.57	4.00%	6.00%
Total risk-based capital(6)	15.24	8.00	10.00	14.69	8.00	10.00
Tier 1 leverage(7)	10.64	4.00	N/A	10.06	4.00	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	11.89	4.00	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	11.89	5.50	6.00%	11.47%	4.00%	6.00%
Total risk-based capital(6)	15.23	8.00	10.00	14.90	8.00	10.00
Tier 1 leverage(7)	9.88	4.00	5.00	10.21	4.00	5.00
Capital One, N.A.:
Common equity Tier 1 capital(3)	12.80	4.00	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	12.80	5.50	6.00%	12.67%	4.00%	6.00%
Total risk-based capital(6)	13.87	8.00	10.00	13.76	8.00	10.00
Tier 1 leverage(7)	9.10	4.00	5.00	8.96	4.00	5.00
__________

(1)
In the first quarter of 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
Capital ratios are calculated based on the Basel I capital framework as of December 31, 2013 and are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of September 30, 2014. Capital ratios that are not applicable are denoted by “N/A.” See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

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
Capital One Financial Corporation exceeded U.S. federal banking agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of September 30, 2014 and December 31, 2013. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, subject to transition provisions, was 12.73% as of September 30, 2014. Our Tier 1 common capital ratio, as calculated under Basel I, was 12.19% as of December 31, 2013. These numbers are not directly comparable due to methodological differences in the calculation of the ratios and the transition requirements under the Final Basel III Capital Rules. For purposes of our capital plan to be completed for the 2015 CCAR Cycle, we will be assessed on our ability to maintain specified minimum levels of capital under our currently effective Basel III Standardized Approach regime, along with a Tier 1 common ratio of 5.0% on a pro forma basis, as calculated under Basel I, under expected and stressful conditions. We estimate that our Tier 1 common ratio, as calculated under Basel I, was

31	Capital One Financial Corporation (COF)

approximately 12.72% as of September 30, 2014. See “MD&A—Supplemental Tables—Table A: Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information about our Tier 1 common ratio, as calculated under Basel I.
As described above, we currently are using the Basel III Standardized Approach for calculating our regulatory capital, subject to transition provisions. The calculation of our Basel III Standardized Approach common equity Tier 1 capital under the Final Basel III Capital Rules includes additional adjustments and deductions not included in the Tier 1 common capital calculation under Basel I, such as the inclusion of the unrealized gains and losses on available-for-sale investment securities included in AOCI and adjustments related to intangibles. The adjustments are phased-in at 20% for 2014, 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018. Also as described above, we continue to use Basel I for calculating our risk-weighted assets in our risk-based regulatory capital ratios in 2014, as required under the Final Basel III Capital Rules. However, beginning on January 1, 2015, we will use the Basel III Standardized Approach for calculating our risk-weighted assets in our risk-based regulatory capital ratios.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of September 30, 2014, calculated based on the Final Basel III Capital Rules, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of September 30, 2014, calculated under the Basel III Standardized Approach, as it applies when fully phased-in. Our estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations and interpretations provided by our regulators and is subject to change based on changes to future regulations and interpretations.
See the table and notes below for further discussion on our interpretations, expectations and assumptions used in calculating this ratio.
Table 16: Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	September 30, 2014
Common equity Tier 1 capital under Basel III Standardized	$29,116
Adjustments related to AOCI(2)	(412)
Adjustments related to intangibles(2)	(1,064)
Other adjustments(2)	(1)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized	$27,639
Risk-weighted assets under Basel I	$228,759
Adjustments for Basel III Standardized(3)	5,159
Estimated risk-weighted assets under Basel III Standardized	$233,918
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized(4)	11.8%
__________

(1)
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III Standardized Approach is a non-GAAP financial measure. We believe the ratio is helpful to investors by showing the impact of future regulatory capital standards on our capital ratios.

(2)	Assumes adjustments are fully phased-in.

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
Under the Final Basel III Capital Rules, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater requirement of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Supervision and Regulation—Basel III and U.S. Capital Rules” in our 2013 Annual Report on Form 10-K for additional information. Based on our business mix, we anticipate that we will need to hold more regulatory capital under the Basel III Advanced Approaches than under Basel I or the Basel III Standardized Approach to meet our minimum required regulatory capital ratios.
Capital Planning and Regulatory Stress Testing
In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us. Under these rules, bank holding companies with consolidated assets of $50 billion or more must submit a capital plan to the Federal

32	Capital One Financial Corporation (COF)

Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a non-objection to the plan. The Federal Reserve’s objection or non-objection applies specifically to capital actions during the four quarters beginning with the second quarter of the second calendar year in the planning horizon. The purpose of the rules is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing. For additional information, see “Part I—Item 2—Management Discussion and Analysis of Financial Condition and Results of Operations—Supervision and Regulation.”
As a result of the Federal Reserve’s non-objection to our 2014 capital plan, we expect to maintain our quarterly dividend of $0.30 per share, subject to approval by our Board of Directors. In addition, our Board of Directors has authorized the repurchase of up to $2.5 billion of shares of common stock through the end of the first quarter of 2015.
Equity Offerings and Transactions
On October 31, 2014, the Company issued and sold 20,000,000 depositary shares (“Depositary Shares”), each representing a 1/40th interest in a share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, $0.01 par value, with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series D Preferred Stock) (the “Series D Preferred Stock”). Dividends will accrue on the Series D Preferred Stock at a rate of 6.70% per annum, payable quarterly in arrears. The net proceeds of the offering of the 20,000,000 Depositary Shares were approximately $484 million, after deducting underwriting commissions and offering expenses. Under the terms of the Series D Preferred Stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series D Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series D Preferred Stock for the immediately preceding dividend period.
Dividend Policy and Stock Purchases
We paid common stock dividends of $0.30 per share in the third quarter of 2014. During the third quarter, we also paid preferred stock dividends of $15.00 per share on the outstanding shares of our 6.00% fixed-rate non-cumulative perpetual preferred stock, Series B (“Series B Preferred Stock”) and $13.7153 per share on the outstanding shares of our 6.25% fixed-rate non-cumulative perpetual preferred stock Series C (“Series C Preferred Stock”).
On October 30, 2014, our Board of Directors declared a quarterly dividend of $0.30 per share, payable November 20, 2014 and quarterly dividends on our Series B Preferred Stock and Series C Preferred Stock payable on December 1, 2014. Based on these declarations, the Company will pay approximately $167 million in common equity dividends and approximately $21 million in total preferred dividends in the fourth quarter of 2014.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $1.6 billion and $138 million, respectively, as of September 30, 2014. There can be no assurance that we will declare and pay any dividends. For additional information on dividends, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Purchases and Transfer of Funds” in our 2013 Form 10-K.
As disclosed in “Capital Planning and Regulatory Stress Testing” above, we plan to repurchase up to $2.5 billion of common stock by the end of the first quarter of 2015, through the 2014 Share Repurchase Program approved by our Board of Directors. Through the end of the third quarter of 2014, we have repurchased approximately $1.5 billion of shares as a part of this program.
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

33	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Overview
We use a risk framework to manage risk. We execute against our risk management framework with the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The “First Line of Defense” is comprised of the business areas that through their day-to-day business activities take risk on our behalf. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure. The “Second Line of Defense” provides oversight of first line risk taking and management, and is primarily comprised of our Risk Management organization. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks. The second line is both an “expert advisor” to the first line and an “effective challenger” of first line risk activities. The “Third Line of Defense” is comprised of our internal audit and credit review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and governance processes are well-designed and working as intended. Our risk framework, which is built around governance, processes and people, consists of the following eight key elements:

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

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
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
Our loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts, and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2014 and December 31, 2013. Table 17 and the credit metrics presented in this section exclude loans held for

34	Capital One Financial Corporation (COF)

sale, which are carried at lower of cost or fair value and totaled $427 million and $218 million as of September 30, 2014, and December 31, 2013, respectively.
Table 17: Loan Portfolio Composition

	September 30, 2014				December 31, 2013
(Dollars in millions)	Loans	Acquired Loans	Total	% of Total	Loans	Acquired Loans	Total	% of Total
Credit Card:
Domestic credit card(1)	$73,115	$28	$73,143	36.3%	$73,192	$63	$73,255	37.1%
International credit card	7,488	—	7,488	3.7	8,050	—	8,050	4.1
Total credit card	80,603	28	80,631	40.0	81,242	63	81,305	41.2
Consumer Banking:
Auto	36,253	1	36,254	18.0	31,852	5	31,857	16.2
Home loan	6,804	24,399	31,203	15.4	7,098	28,184	35,282	17.9
Retail banking	3,557	47	3,604	1.8	3,587	36	3,623	1.8
Total consumer banking	46,614	24,447	71,061	35.2	42,537	28,225	70,762	35.9
Commercial Banking:(2)
Commercial and multifamily real estate	22,832	63	22,895	11.4	20,666	84	20,750	10.5
Commercial and industrial	25,924	147	26,071	12.9	23,131	178	23,309	11.8
Total commercial lending	48,756	210	48,966	24.3	43,797	262	44,059	22.3
Small-ticket commercial real estate	822	—	822	0.4	952	—	952	0.5
Total commercial banking	49,578	210	49,788	24.7	44,749	262	45,011	22.8
Other:
Other loans	112	—	112	0.1	121	—	121	0.1
Total loans held for investment	$176,907	$24,685	$201,592	100.0%	$168,649	$28,550	$197,199	100.0%
__________

(1)	Includes installment loans of $171 million and $323 million as of September 30, 2014 and December 31, 2013, respectively.

(2)	Includes construction loans and land development loans totaling $2.2 billion and $2.0 billion as of September 30, 2014 and December 31, 2013, respectively.
Acquired Loans
The substantial majority of our home loan portfolio was acquired in the ING Direct and CCB acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected. The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows resulting from further credit deterioration from the previous estimate, will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses.
The expected cash flows for our acquired home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield.
Charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans. The period-end carrying value of Acquired Loans in our home loan portfolio was $24.4 billion and $28.2 billion as of September 30, 2014 and December 31, 2013, respectively.

35	Capital One Financial Corporation (COF)

Table 18 presents the relative size of Acquired Loans in our home loan portfolio, by lien priority.
Table 18: Home Loan: Risk Profile by Lien Priority

	September 30, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,762	18.5%	$24,026	77.0%	$29,788	95.5%
2nd lien	1,042	3.3	373	1.2	1,415	4.5
Total	$6,804	21.8%	$24,399	78.2%	$31,203	100.0%

	December 31, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,020	17.1%	$27,768	78.7%	$33,788	95.8%
2nd lien	1,078	3.0	416	1.2	1,494	4.2
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our accounting policies for Acquired Loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Key metrics we track in evaluating the credit quality of our loan portfolio include delinquency and nonperforming asset rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. Trends in delinquency rates are a primary indicator of credit risk within our consumer loan portfolios, as changes in delinquency rates provide an early warning of changes in credit losses. The primary indicator of credit risk in our commercial loan portfolios is our internal risk ratings. Because we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming, the level of nonperforming assets represents another indicator of the potential for future credit losses. In addition to delinquency rates, the geographic distribution of our loans provides insight as to the credit quality of the portfolio based on regional economic conditions.
We underwrite most consumer loans using proprietary models, which are typically based on credit bureau data, including borrower credit scores, along with application information and, where applicable, collateral, and deal structure data. We continuously adjust our management of credit lines and collection strategies based on customer behavior and risk profile changes. We use borrower credit scores for subprime classification, for competitive benchmarking, and in some cases to drive product segmentation decisions.

36	Capital One Financial Corporation (COF)

The following table provides details on the credit scores of our domestic credit card and auto loan portfolios.
Table 19: Credit Score Distribution

(Percentage of portfolio with estimated credit scores)	September 30, 2014	December 31, 2013	December 31, 2012
Domestic credit card - Refreshed FICO scores:(1)
Greater than 660	68%	69%	69%
660 or below	32	31	31
Total	100%	100%	100%
Auto - At origination FICO scores:(2)
Greater than 660	46%	42%	35%
621 - 660	16	17	18
620 or below	38	41	47
Total	100%	100%	100%
__________

(1)
Credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.

(2)
Credit scores represent FICO scores. These scores are obtained from three credit bureaus at the time of application and are not refreshed thereafter. The reported FICO score distribution in the table above is based on the average scores. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. We also present adjusted credit quality metrics excluding the impact from Acquired Loans.
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our accounting policies for delinquent, nonperforming loans, net charge-offs and TDRs for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are generally the same for credit card loans, as we continue to classify the substantial majority of credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

37	Capital One Financial Corporation (COF)

Table 20 presents our 30+ day performing and total 30+ day delinquency rates, by portfolio segment, as of September 30, 2014 and December 31, 2013. It also presents the adjusted rates, which exclude Acquired Loans from the denominator as they are accounted for based on cash flows expected to be collected over the life of the loans.
Table 20: 30+ Day Delinquencies

	September 30, 2014				December 31, 2013
	30+ Day Performing		30+ Day Total		30+ Day Performing		30+ Day Total
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,347	3.21%	$2,347	3.21%	$2,514	3.43%	$2,514	3.43%
International credit card	250	3.34	306	4.08	299	3.71	367	4.56
Total credit card	2,597	3.22	2,653	3.29	2,813	3.46	2,881	3.54
Consumer Banking:
Auto	2,227	6.14	2,404	6.63	2,181	6.85	2,375	7.46
Home loan(2)	45	0.14	277	0.89	55	0.16	323	0.91
Retail banking	19	0.53	31	0.85	25	0.69	52	1.44
Total consumer banking	2,291	3.22	2,712	3.82	2,261	3.20	2,750	3.89
Commercial Banking:
Commercial and multifamily real estate	28	0.12	63	0.27	29	0.14	64	0.31
Commercial and industrial	38	0.15	106	0.41	73	0.31	108	0.46
Total commercial lending	66	0.14	169	0.34	102	0.23	172	0.39
Small-ticket commercial real estate	5	0.55	8	0.92	8	0.79	11	1.17
Total commercial banking	71	0.14	177	0.35	110	0.24	183	0.41
Other:
Other loans	3	3.64	14	12.88	4	3.32	19	15.72
Total	$4,962	2.46	$5,556	2.76	$5,188	2.63	$5,833	2.96
__________

(1)
Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)
Excluding the impact of Acquired Loans, the 30+ day performing and total 30+ day delinquency rates for home loan portfolio are 0.65% and 4.07%, respectively, as of September 30, 2014, and 0.78% and 4.55%, respectively, as of December 31, 2013.

Table 21 presents an aging of 30+ day delinquent loans included in the above table.
Table 21: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$201,592	100.0%	$197,199	100.00%
Delinquency status:
30 – 59 days	$2,582	1.28	$2,617	1.33
60 – 89 days	1,337	0.67	1,344	0.68
90 + days	1,637	0.81	1,872	0.95
Total	$5,556	2.76%	$5,833	2.96%
Geographic region:
Domestic	$5,250	2.61%	$5,466	2.77%
International	306	0.15	367	0.19
Total	$5,556	2.76%	$5,833	2.96%
__________

(1)
Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

38	Capital One Financial Corporation (COF)

Table 22 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of September 30, 2014 and December 31, 2013. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 22: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,109	1.38%	$1,283	1.58%
Consumer banking	1	0.00	2	0.00
Commercial banking	6	0.01	6	0.01
Total	$1,116	0.55	$1,291	0.65
Geographic region:
Domestic	$1,040	0.54	$1,195	0.63
International	76	1.01	96	1.19
Total	$1,116	0.55	$1,291	0.65
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
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

39	Capital One Financial Corporation (COF)

Table 23 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets, as of September 30, 2014 and December 31, 2013. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.
Table 23: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$74	0.98%	$88	1.10%
Total credit card	74	0.09	88	0.11
Consumer Banking:
Auto	177	0.49	194	0.61
Home loan(2)	325	1.04	376	1.06
Retail banking	19	0.54	41	1.13
Total consumer banking(2)	521	0.73	611	0.86
Commercial Banking:
Commercial and multifamily real estate	60	0.26	52	0.25
Commercial and industrial	97	0.37	93	0.40
Total commercial lending	157	0.32	145	0.33
Small-ticket commercial real estate	4	0.42	4	0.41
Total commercial banking	161	0.32	149	0.33
Other:
Other loans	16	14.66	19	15.83
Total nonperforming loans held for investment(2)(3)	$772	0.38	$867	0.44
Other nonperforming assets(4):
Foreclosed property(5)	$129	0.06	$113	0.06
Other assets(6)	167	0.08	160	0.08
Total other nonperforming assets	296	0.15	273	0.14
Total nonperforming assets(7)	$1,068	0.53	$1,140	0.58
__________

(1)
We recognized interest income for loans classified as nonperforming of $22 million and $27 million in the first nine months of 2014 and 2013, respectively. Interest income foregone related to nonperforming loans was $33 million and $44 million in the first nine months of 2014 and 2013, respectively. Foregone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
The nonperforming loan ratio, excluding Acquired Loans’ impact for our home loan portfolio, total consumer banking, and total nonperforming loans held for investment was 4.77%, 1.12%, and 0.44%, respectively, as of September 30, 2014, compared with 5.29%, 1.44%, and 0.51%, respectively, as of December 31, 2013.

(3)
Nonperforming loans as a percentage of total loans held for investment, excluding the impact of domestic credit card loans, was 0.60% and 0.70% as of September 30, 2014 and December 31, 2013, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(5)	Includes foreclosed properties related to Acquired Loans of $84 million and $68 million as of September 30, 2014 and December 31, 2013, respectively.

(6)	Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

(7)	The nonperforming asset ratio, excluding the impact of Acquired Loans was 0.56% and 0.63% as of September 30, 2014 and December 31, 2013, respectively.

40	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Net charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expenses and included on our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies—Loans” in our 2013 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 24 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2014 and 2013.
Table 24: Net Charge-Offs

	Three Months Ended September 30,
	2014			2013
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card	$508	2.83%	2.83%	$642	3.67%	3.68%
International credit card	64	3.32	3.32	92	4.71	4.71
Total credit card	572	2.88	2.88	734	3.78	3.78
Consumer Banking:
Auto	176	1.98	1.98	152	2.01	2.01
Home loan	2	0.02	0.11	5	0.06	0.30
Retail banking	12	1.36	1.38	13	1.38	1.40
Total consumer banking	190	1.07	1.65	170	0.95	1.64
Commercial Banking:
Commercial and multifamily real estate	(5)	(0.10)	(0.10)	(5)	(0.11)	(0.11)
Commercial and industrial	(1)	(0.01)	(0.01)	9	0.18	0.18
Total commercial lending	(6)	(0.05)	(0.05)	4	0.04	0.04
Small-ticket commercial real estate	0	(0.01)	(0.01)	4	1.26	1.26
Total commercial banking	(6)	(0.05)	(0.05)	8	0.07	0.07
Other:
Other loans	0	(0.61)	(0.61)	5	12.17	15.40
Total net charge-offs	$756	1.52	1.73	$917	1.92	2.29
Average loans held for investment	$199,422			$191,135
Average loans held for investment (excluding Acquired Loans)	174,318			160,422

41	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2014			2013
(Dollars in millions)	Amount	Rate(1)	Adjusted Rate(2)	Amount	Rate(1)	Adjusted Rate(2)
Credit Card:
Domestic credit card	$1,818	3.45%	3.45%	$2,218	4.14%	4.14%
International credit card	219	3.81	3.81	288	4.79	4.79
Total credit card	2,037	3.48	3.48	2,506	4.20	4.21
Consumer Banking:
Auto	421	1.65	1.65	366	1.69	1.69
Home loan	12	0.05	0.22	13	0.04	0.23
Retail banking	27	1.00	1.01	44	1.58	1.60
Total consumer banking	460	0.87	1.37	423	0.77	1.40
Commercial Banking:
Commercial and multifamily real estate	(5)	(0.03)	(0.03)	(3)	(0.02)	(0.02)
Commercial and industrial	3	0.02	0.02	13	0.08	0.09
Total commercial lending	(2)	0.00	0.00	10	0.04	0.04
Small-ticket commercial real estate	3	0.44	0.44	9	1.04	1.04
Total commercial banking	1	0.00	0.00	19	0.06	0.06
Other:
Other loans	1	0.33	0.33	17	13.31	16.69
Total net charge-offs	$2,499	1.70	1.96	$2,965	2.05	2.48
Average loans held for investment	$196,068			$192,547
Average loans held for investment (excluding Acquired Loans)	169,616			159,359
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(2)	Calculated by excluding Acquired Loans from the denominator.
For information regarding management’s expectations of net charge-offs, see “MD&A—Business Segment Expectations”.
Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.

42	Capital One Financial Corporation (COF)

Table 25 presents our loans modified in TDRs as of September 30, 2014 and December 31, 2013. It excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.
Table 25: Loan Modifications and Restructurings

	September 30, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$706	43.8%	$780	46.4%
Auto	399	24.8	355	21.1
Home loan	220	13.6	244	14.5
Retail banking	39	2.4	64	3.8
Commercial banking	249	15.4	238	14.2
Total	$1,613	100.0%	$1,681	100.0%
Status of modified and restructured loans:
Performing	$1,199	74.3%	$1,250	74.4%
Nonperforming	414	25.7	431	25.6
Total	$1,613	100.0%	$1,681	100.0%
__________

(1)	Amount reported reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.
The majority of our credit card TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve a reduction and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged-off in accordance with our standard charge-off policy.
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
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans defined as individually impaired include larger balance commercial nonperforming loans and TDRs. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Impaired loans also exclude Acquired Loans accounted for based on expected cash flows because this accounting methodology takes into consideration future credit losses expected to be incurred, as discussed above under “Summary of Selected Financial Data.”
Impaired loans, including TDRs, totaled $1.9 billion as of both September 30, 2014 and December 31, 2013. TDRs accounted for $1.6 billion and $1.7 billion of impaired loans as of September 30, 2014 and December 31, 2013, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”

43	Capital One Financial Corporation (COF)

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
Our allowance for loan and lease losses decreased by $103 million from $4.3 billion as of December 31, 2013 and increased by $214 million, from $4.0 billion as of June 30, 2014, to $4.2 million as of September 30, 2014. The allowance coverage ratio declined to 2.09% as of September 30, 2014, from 2.19% as of December 31, 2013. The release in allowance for loan and lease losses in the first and second quarters of 2014 was mainly due to credit improvements, partially offset by a build in the third quarter of 2014 driven by loan growth and higher delinquency inventories increasing our loss expectations.
Table 26 presents changes in our allowance for loan and lease losses for the third quarter and first nine months of 2014 and 2013, and details the provision for credit losses recognized on our consolidated statements of income, and charge-offs and recoveries by portfolio segment.

44	Capital One Financial Corporation (COF)

Table 26: Allowance for Loan and Lease Losses Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period, as reported	$3,998	$4,407	$4,315	$5,156
Provision for credit losses(1)	988	829	2,412	2,442
Charge-offs:
Credit Card:
Domestic credit card	(768)	(895)	(2,599)	(3,047)
International credit card	(117)	(141)	(376)	(432)
Total credit card	(885)	(1,036)	(2,975)	(3,479)
Consumer Banking:
Auto	(245)	(210)	(633)	(545)
Home loan	(4)	(6)	(23)	(18)
Retail banking	(15)	(18)	(44)	(62)
Total consumer banking	(264)	(234)	(700)	(625)
Commercial Banking:
Commercial and multifamily real estate	(1)	(1)	(3)	(5)
Commercial and industrial	(1)	(12)	(11)	(22)
Total commercial lending	(2)	(13)	(14)	(27)
Small-ticket commercial real estate	(2)	(4)	(5)	(16)
Total commercial banking	(4)	(17)	(19)	(43)
Other loans	(2)	(7)	(8)	(22)
Total charge-offs	(1,155)	(1,294)	(3,702)	(4,169)
Recoveries:
Credit Card:
Domestic credit card	260	253	781	829
International credit card	53	49	157	144
Total credit card	313	302	938	973
Consumer Banking:
Auto	69	58	212	179
Home loan	2	1	11	5
Retail banking	3	5	17	18
Total consumer banking	74	64	240	202
Commercial Banking:
Commercial and multifamily real estate	6	6	8	8
Commercial and industrial	2	3	8	9
Total commercial lending	8	9	16	17
Small-ticket commercial real estate	2	—	2	7
Total commercial banking	10	9	18	24
Other:
Other loans	2	2	7	5
Total recoveries	399	377	1,203	1,204
Net charge-offs	(756)	(917)	(2,499)	(2,965)
Other changes(2)	(18)	14	(16)	(300)
Balance at end of period	$4,212	$4,333	$4,212	$4,333
Allowance for loan and lease losses as a percentage of loans held for investment			2.09%	2.26%

45	Capital One Financial Corporation (COF)

__________

(1)
The total provision for credit losses reported on our consolidated statements of income consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The table above only presents the provision for loan and lease losses, and does not include the provision for unfunded lending commitments of $5 million and $20 million in the third quarter and first nine months of 2014, respectively, and a provision of $20 million and $54 million in the third quarter and first nine months of 2013, respectively.

(2)
Primarily represents foreign currency translation adjustments and the net impact of loan transfers and sales. In the first quarter of 2013, the allowance for loan and lease losses was reduced by $289 million attributable to the transfer of the Best Buy loan portfolio from HFI to HFS, which was subsequently sold in the third quarter of 2013.

Table 27 presents an allocation of our allowance for loan and lease losses by portfolio segment as of September 30, 2014 and December 31, 2013.
Table 27: Allocation of the Allowance for Loan and Lease Losses

	September 30, 2014		December 31, 2013
(Dollars in millions)	Amount	%of Total Loans HFI	Amount	%of Total Loans HFI
Credit Card:
Domestic credit card	$2,746	3.75%	$2,836	3.87%
International credit card	311	4.15	378	4.70
Total credit card	3,057	3.79	3,214	3.95
Consumer Banking:
Auto	660	1.82	606	1.90
Home loan(1)	55	0.18	83	0.24
Retail banking	57	1.57	63	1.74
Total consumer banking(1)	772	1.09	752	1.06
Commercial Banking:
Commercial and multifamily real estate	151	0.66	143	0.69
Commercial and industrial	214	0.82	166	0.71
Total commercial lending	365	0.75	309	0.70
Small-ticket commercial real estate	13	1.52	29	3.05
Total commercial banking	378	0.76	338	0.75
Other:
Other loans	5	5.00	11	9.09
Total allowance for loan and lease losses	$4,212	2.09	$4,315	2.19
Total allowance coverage ratios:
Period-end loans held for investment	$201,592	2.09	$197,199	2.19
Period-end loans held for investment (excluding Acquired Loans)	176,907	2.37	168,649	2.54
Nonperforming loans(2)	772	545.63	867	497.69
Allowance coverage ratios by loan category(3):
Credit card (30+ day delinquent loans)	2,653	115.23	2,881	111.56
Consumer banking (30+ day delinquent loans)	2,712	28.45	2,750	27.35
Commercial banking (nonperforming loans)	161	234.98	149	226.85
__________

(1)
The coverage ratio for home loans and consumer banking, excluding the Acquired Loans’ impact, was 0.48%, and 1.61%, respectively, as of September 30, 2014, compared with 0.64% and 1.68%, respectively, as of December 31, 2013.

(2)
The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 189.93% as of September 30, 2014, and 170.59% as of December 31, 2013.

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
Table 28 below presents the composition of our liquidity reserves as of September 30, 2014 and December 31, 2013.
Table 28: Liquidity Reserves

(Dollars in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$6,148	$6,291
Investment securities available for sale, at fair value	39,665	41,800
Investment securities held to maturity, at fair value	22,928	19,185
Total investment securities portfolio (1) (2)	62,593	60,985
FHLB borrowing capacity secured by loans	30,456	28,623
Outstanding FHLB advances and letters of credit secured by loans	(10,310)	(8,917)
Outstanding FHLB advances and letters of credit secured by securities	(1,004)	(7,808)
Securities encumbered for Public Funds and others	(10,330)	(9,491)
Total liquidity reserves	$77,553	$69,683
__________

(1)	The weighted average life of our securities was approximately 6.1 years and 6.3 years as of September 30, 2014, and December 31, 2013, respectively.

(2)
We pledged securities available for sale with a fair value of $5.8 billion and $10.7 billion as of September 30, 2014 and December 31, 2013, respectively. We also pledged securities held to maturity with a carrying value of $13.7 billion and $8.2 billion as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, $7.3 billion of the total pledged securities were used to secure our FHLB borrowing capacity.

Our liquidity reserves increased by $7.9 billion, or 11%, in the first nine months of 2014, to $77.6 billion as of September 30, 2014, from $69.7 billion as of December 31, 2013. This increase was primarily attributable to lower FHLB advances due to seasonality and an increase in the fair value of our investment securities. See “MD&A—Risk Management” in our 2013 Form 10-K for additional information on our management of liquidity risk.
Funding
The Company’s primary source of funding comes from deposits. In addition to deposits, the Company raises funding through the purchase of federal funds, the issuance of brokered deposits, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of senior and subordinated notes, loan securitization transactions and other various types of borrowings. A key objective in our use of these markets is to ensure we maintain access to a diversified mix of wholesale funding sources.

47	Capital One Financial Corporation (COF)

Deposits
Our deposits provide a stable and relatively low cost of funds and are our largest source of funding. Table 29 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for the first nine months of 2014 and full year 2013.
Table 29: Deposit Composition and Average Deposit Rates

	Nine Months Ended September 30, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,388	$24,196	N/A	11.8%	N/A
Interest-bearing checking accounts(1)	40,045	42,260	$155	20.5	0.49%
Saving deposits(2)	129,989	129,854	563	63.1	0.58
Time deposits less than $100,000	5,555	5,797	57	2.8	1.30
Total core deposits	200,977	202,107	775	98.2	0.51
Time deposits of $100,000 or more	2,412	2,637	41	1.3	2.09
Foreign time deposits(3)	875	1,039	3	0.5	0.33
Total deposits	$204,264	$205,783	$819	100.0%	0.53

	Twelve Months Ended December 31, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$22,643	$21,345	N/A	10.2%	N/A
Interest-bearing checking accounts(1)	43,880	43,823	$254	21.0	0.58%
Saving deposits(2)	127,667	129,373	714	61.8	0.55
Time deposits less than $100,000	6,299	8,955	161	4.3	1.80
Total core deposits	200,489	203,496	1,129	97.3	0.55
Time deposits of $100,000 or more	2,852	3,938	108	1.9	2.74
Foreign time deposits(3)	1,182	1,611	4	0.8	0.25
Total deposits	$204,523	$209,045	$1,241	100.0%	0.59
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits are greater than $100,000 as of both September 30, 2014, and December 31, 2013.
Total deposits decreased by $259 million during the first nine months of 2014, to $204.3 billion as of September 30, 2014, from $204.5 billion as of December 31, 2013. The decrease was primarily driven by the run-off of certain deposits, which was partially offset by the growth in our Consumer Banking and Commercial Banking businesses as a result of our continued focus on deepening deposit relationships with existing customers and our continued marketing strategy to attract new business. Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported in saving deposits and time deposits in the above table and totaled $4.3 billion and $6.0 billion as of September 30, 2014 and December 31, 2013, respectively.
FDIC limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both September 30, 2014 and December 31, 2013, and therefore were permitted to maintain brokered deposits.
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, loan securitization transactions, and federal funds purchased and securities loaned or sold under agreements to repurchase. We participate in the

48	Capital One Financial Corporation (COF)

federal funds market regularly to take advantage of attractive offers and to keep a visible presence in the market, which is intended to ensure that we are able to access the federal funds market in a time of need. In addition, we may utilize short-term as well as long-term FHLB advances for our funding needs. FHLB advances are secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and home equity lines of credit.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $4.1 billion in the first nine months of 2014, from $16.2 billion as of December 31, 2013, to $12.1 billion as of September 30, 2014. This decrease reflects $30.7 billion in payoffs of FHLB advances, partially offset by $25.3 billion in new advances in the first nine months of 2014.
Our long-term debt, which consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $5.7 billion in the first nine months of 2014, from $24.4 billion as of December 31, 2013, to $30.1 billion as of September 30, 2014. The increase was primarily attributable to new senior unsecured debt issuances of $7.8 billion and securitized debt issuances of $3.0 billion, partially offset by $2.4 billion and $2.8 billion of senior unsecured note and securitized debt maturities, respectively.
Table 30 provides the average balances and average interest rate of our short-term borrowings for the third quarter and first nine months of 2014 and 2013. This table also presents the period-end balances, weighted average interest rates and the maximum month-end outstanding amounts of our short-borrowings as of September 30, 2014 and December 31, 2013.
Table 30: Short-Term Borrowings

	Three Months Ended September 30,
	2014		2013
(Dollars in millions)	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Federal funds purchased and repurchase agreements	$1,781	0.09%	$2,022	0.11%
FHLB advances	9,450	0.22	10,755	0.19
Total short-term borrowings	$11,231	0.20	$12,777	0.18

	Nine Months Ended September 30,
	2014		2013
(Dollars in millions)	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Federal funds purchased and repurchase agreements	$1,749	0.08%	$1,534	0.11%
FHLB advances	8,075	0.23	12,385	0.23
Total short-term borrowings	$9,824	0.20	$13,919	0.22

	September 30, 2014			December 31, 2013
(Dollars in millions)	Outstanding Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount
Federal funds purchased and repurchase agreements	$2,330	0.05%	$2,330	$915	0.06%	$2,258
FHLB advances	9,800	0.22	12,500	15,300	0.25	16,600
Total short-term borrowings	$12,130	0.18		$16,215	0.24

49	Capital One Financial Corporation (COF)

Table 31 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of September 30, 2014, and the outstanding balances as of December 31, 2013.
Table 31: Contractual Maturity Profile of Outstanding Debt

	September 30, 2014							December 31, 2013
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2,330	$—	$—	$—	$—	$—	$2,330	$915
FHLB advances	9,800	—	—	—	—	—	9,800	15,300
Total short-term borrowings	$12,130	—	—	—	—	—	12,130	16,215
Long-term debt:
Securitized debt obligations	365	3,098	5,832	—	1,138	75	10,508	10,289
Senior and subordinated notes:
Unsecured senior debt	1,637	1,952	3,631	587	4,070	4,058	15,935	10,464
Unsecured subordinated debt	—	1,087	—	—	314	1,198	2,599	2,670
Total senior and subordinated notes	1,637	3,039	3,631	587	4,384	5,256	18,534	13,134
Other long-term borrowings:
FHLB advances	1,013	6	35	12	3	2	1,071	1,016
Total long-term debt(1)	3,015	6,143	9,498	599	5,525	5,333	30,113	24,439
Total short-term borrowings and long-term debt	$15,145	$6,143	$9,498	$599	$5,525	$5,333	$42,243	$40,654
Percentage of total	36%	15%	22%	1%	13%	13%	100%
__________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $237 million and $236 million as of September 30, 2014 and December 31, 2013, respectively.

We provide additional information on our short-term borrowings and long-term debt under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheet Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”
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
In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $37.8 billion as of September 30, 2014. This borrowing capacity was secured by posting $30.5 billion of loans and $7.3 billion of securities as collateral. As of September 30, 2014, we had outstanding FHLB advances and letters of credit of $11.3 billion, and $26.5 billion still available to us to borrow under this program. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $519 million and $774 million as of September 30, 2014 and December 31, 2013, respectively, which are determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window but did not utilize this funding source during 2014 or 2013 outside of standard operational testing.
Credit Ratings
Our credit ratings have a significant impact on our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the

50	Capital One Financial Corporation (COF)

probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 32 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of September 30, 2014 and December 31, 2013.
Table 32: Senior Unsecured Debt Credit Ratings

	September 30, 2014			December 31, 2013
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of October 31, 2014, Moody’s, S&P and Fitch have us on a stable outlook.

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
Interest Rate Risk
Interest rate risk, which represents exposure to instruments whose yield or price varies with the volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturities or repricing of assets and liabilities.
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Changes in foreign exchange rates affect the reported earnings of our foreign operations and the value of non-dollar denominated equity invested in those foreign operations affect our AOCI and capital ratios. We measure our total exposure by regularly tracking the value of our net equity invested in our foreign operations as well as their funding requirements. As of September 30, 2014, our pre-tax earnings, AOCI and capital ratios exposures to volatility of foreign exchange rates was minimal.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated equity or transactions through derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $81.5 billion as of September 30, 2014, compared with $63.4 billion as of December 31, 2013.
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

51	Capital One Financial Corporation (COF)

assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar denominated earnings and non-dollar equity investments in foreign operations. We provide additional information below in “Economic Value of Equity.”
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008 and since then has remained in a target range of 0% to 0.25%, we use a 50 basis point decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis point decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
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
Table 33 shows the estimated percentage impact on our projected base-line interest rate sensitive revenue and economic value of equity, calculated under the hypothetical interest rate scenarios described above, as of September 30, 2014 and December 31, 2013. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
Table 33: Interest Rate Sensitivity Analysis

	September 30, 2014	December 31, 2013
Impact on projected base-line net interest income:
+200 basis points	3.4%	4.9%
–50 basis points	(1.6)	(1.5)
Impact on economic value of equity:
+200 basis points	(5.2)	(5.7)
–50 basis points	(0.4)	0.3
Our projected net interest income and economic value of equity sensitivity measures were within our prescribed policy limits as of September 30, 2014 and December 31, 2013.
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

52	Capital One Financial Corporation (COF)

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

SUPERVISION AND REGULATION
Basel III and U.S. Capital Rules
On September 3, 2014, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Federal Banking Agencies”) issued final rules implementing the Basel III liquidity coverage ratio in the United States. The rule (the “Final LCR Rule”) applies to institutions with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. As a result, the Company and the Banks are subject to the Final LCR Rule.
The Final LCR Rule will require the Company and each of the Banks to hold an amount of eligible high-quality, liquid assets that equals or exceeds 100% of their respective projected net cash outflows over a 30-day period, each as calculated in accordance with the Final LCR Rule. The Final LCR Rule phases in the minimum liquidity coverage ratio (or “LCR”) standard as follows:  80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. The Final LCR Rule takes effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016. As of July 1, 2016, the Final LCR Rule requires us to calculate the LCR on a daily basis. We expect to meet the requirements of the first phase of the Final LCR Rule when it takes effect in January 2015. Over the course of 2014, we have been modifying the composition of our investment portfolio in preparation for the Final LCR Rule, with some of these actions resulting in us purchasing types of securities that are lower yielding than securities we would otherwise be purchasing if not for the Final LCR Rule.
In July 2013, the Federal Banking Agencies issued a rule implementing the Basel III capital framework (the “Final Basel III Capital Rules”) developed by the Basel Committee on Banking Supervision ( the “Basel Committee”) as well as certain Dodd-Frank Act and other capital provisions. For advanced approaches institutions like the Company and Banks, the Final Basel III Capital Rules included a supplementary leverage ratio based upon the Basel III leverage ratio. On September 3, 2014, the Federal Banking Agencies issued a final rule that revised the supplementary leverage ratio consistent with revisions made by the Basel Committee to the leverage ratio, including, among other changes, modifying the methodology for including off-balance sheet items in the denominator of the supplementary leverage ratio (the denominator referred to as “total leverage exposure”). The final rule also requires institutions to calculate total leverage exposure using daily averages for on-balance sheet items and the average of three month-end calculations for off-balance sheet items. The Company must make publicly available certain disclosures regarding its supplementary leverage ratio in the first quarter of 2015, including information summarizing the differences between the total consolidated assets reported in its published financial statements and regulatory reports and total leverage exposure for purposes of calculating its supplementary coverage ratio. The supplementary leverage ratio becomes effective January 1, 2018.
Capital Planning and Stress Testing
On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing (the “Final Rule”). The Final Rule changes the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. In order to provide a transition to the change in timing, the Federal Reserve’s decision on a bank holding company’s (“BHC”) 2015 capital plan submission would cover a five-quarter period-from the second quarter of 2015 through the second quarter of 2016. Subsequent submissions each would cover a four-quarter period.
The change in the start date of the annual cycle impacts the as-of dates for data used to project results as well as the dates that stress test results must be submitted to the regulators and disclosed to the public. For the annual company-run stress test, a BHC is required to disclose the results within 15 calendar days after the Federal Reserve discloses the results of that BHC’s supervisory stress test, unless that time was extended by the Federal Reserve. The Final Rule requires a BHC to disclose results of its mid-

53	Capital One Financial Corporation (COF)

cycle stress test within 30 calendar days after the BHC submits the results of its mid-cycle stress test to the Federal Reserve, unless that time period is extended by the Federal Reserve.
The Final Rule also provides a one-year deferral on the use of advanced approaches methodology and will not require banking institutions that have exited parallel run to use the advanced approaches methodology to estimate their capital ratios for the 2015 capital plan and stress test cycles.
In addition, the Final Rule shifts the Federal Reserve’s focus from annual capital issuances and distributions to quarterly capital issuances and distributions by establishing a new cumulative net distribution requirement. With certain limited exceptions, this requirement provides that—as measured on an aggregate basis beginning in the third quarter of the planning horizon—to the extent a BHC does not issue the amount of a given class of regulatory capital instrument that it projected in its capital plan, the BHC must reduce its capital distributions as required by the Final Rule such that the cumulative net amounts of a BHC’s actual capital issuances and capital distributions for that category of regulatory capital instrument cannot be less than the cumulative net amounts of capital issuances and capital distributions projected in the BHC’s capital plan for that category of regulatory capital instrument.
We provide additional information on our Supervision and Regulation in our 2013 Form 10-K under “Part I—Item 1—Business—Supervision and Regulation” and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, and June 30, 2014 under “Part I—Item 2—Management Discussion and Analysis of Financial Condition and Results of Operations—Supervision and Regulation.”

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

54	Capital One Financial Corporation (COF)

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

55	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

(Dollars in millions)	September 30, 2014	December 31, 2013
Tangible Common Equity (Quarterly Average)
Average stockholders' equity	$44,827	$42,355
Adjustments:
Average goodwill and other intangible assets(2)	(15,525)	(15,847)
Noncumulative perpetual preferred stock(3)	(1,338)	(853)
Average tangible common equity	$27,964	$25,655
Tangible Common Equity (Period End)
End of period stockholders' equity	$44,018	$41,632
Adjustments:
Goodwill and other intangible assets(2)	(15,472)	(15,784)
Noncumulative perpetual preferred stock(3)	(1,336)	(853)
Tangible common equity	$27,210	$24,995
Tangible Assets (Quarterly Average)
Average assets	$299,523	$294,040
Adjustments: Average goodwill and other intangible assets(2)	(15,525)	(15,847)
Average tangible assets	$283,998	$278,193
Tangible Assets (Period End)
End of period assets	$300,202	$296,933
Adjustments: Goodwill and other intangible assets(2)	(15,472)	(15,784)
Tangible assets	$284,730	$281,149
Non-GAAP TCE ratio
TCE ratio(4)	9.56%	8.89%
Capital Ratios(5)
Common equity Tier 1 capital ratio(6)	12.73%	N/A
Tier 1 common ratio(7)	N/A	12.19%
Tier 1 risk-based capital ratio(8)	13.31%	12.57
Total risk-based capital ratio(9)	15.24	14.69
Tier 1 leverage ratio(10)	10.64	10.06
Risk-weighted assets(11)	$228,759	$224,556
Average assets for the leverage ratio	286,070	280,574

(Dollars in millions)		September 30, 2014
Regulatory Capital Ratios Under Basel III Standardized Approach(5)
Common equity excluding AOCI		$43,241
Adjustments:
AOCI(12)(13)		(146)
Goodwill(2)		(13,801)
Intangible Assets(2)(13)		(266)
Other		88
Common equity Tier 1 capital		29,116
Tier 1 capital instruments(3)		1,336
Additional Tier 1 capital adjustments		(1)
Tier 1 capital		30,451

56	Capital One Financial Corporation (COF)

(Dollars in millions)	September 30, 2014
Tier 2 capital instruments(3)	1,530
Qualifying allowance for loan and lease losses	2,878
Additional Tier 2 capital adjustments	1
Tier 2 capital	4,409
Total risk-based capital(14)	$34,860

(Dollars in millions)	December 31, 2013
Regulatory Capital Ratios Under Basel I(5)
Total stockholders’ equity	$41,632
Adjustments:
Net unrealized losses on investment securities available for sale recorded in AOCI(12)	791
Net losses on cash flow hedges recorded in AOCI(12)	136
Disallowed goodwill and other intangible assets(2)	(14,326)
Disallowed deferred tax assets	—
Noncumulative perpetual preferred stock(3)	(853)
Other	(5)
Tier 1 common capital	27,375
Noncumulative perpetual preferred stock(3)	853
Tier 1 restricted core capital items	2
Tier 1 capital	28,230
Long-term debt qualifying as Tier 2 capital	1,914
Qualifying allowance for loan and lease losses	2,833
Other Tier 2 components	10
Tier 2 capital	4,757
Total risk-based capital(14)	$32,987
__________

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

(6)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(7)	Tier 1 common capital ratio is a regulatory capital measure under Basel I calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.

(8)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(9)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(10)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(11)	Risk-weighted assets continue to be calculated based on Basel I in 2014.

(12)	Amounts presented are net of tax.

(13)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 20% for 2014.

(14)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.

57	Capital One Financial Corporation (COF)

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
Acquired Loans: A limited portion of the credit card loans acquired in the 2012 U.S. card acquisition and the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows from the previous estimate resulting from further credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference will absorb the majority of the losses associated with these loans.
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

58	Capital One Financial Corporation (COF)

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
FICO Score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical modeling software created by Fair Isaac Corporation utilizing data collected by the credit bureaus.
Federal Reserve: Board of Governors of the Federal Reserve System.
Final Basel III Capital Rules: The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued a rule implementing the Basel III capital framework developed by the Basel Committee on Banking Supervision as well as certain Dodd-Frank Act and other capital provisions.
Final LCR Rule: The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued final rules implementing the Basel III liquidity coverage ratio in the United States.
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
Insured Securitizations: Securitizations supported by bond insurance.

59	Capital One Financial Corporation (COF)

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
Proxy Statement: Capital One’s Proxy Statement for the 2014 Annual Stockholders Meeting.
Public Fund deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.
Purchase volume: Dollar amount of customer purchases, net of returns.

60	Capital One Financial Corporation (COF)

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

Acronyms
ABS: Asset-backed securities
AOCI: Accumulated other comprehensive income

61	Capital One Financial Corporation (COF)

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
FCA: U.K. Financial Conduct Authority
FDIC: Federal Deposit Issuance Corporation
FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHA: Federal Housing Administration
FHLB: Federal Home Loan Banks
FICO: Fair Isaac Corporation (credit rating)
FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act
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
HBC: Hudson Bay Company
HELOCs: Home Equity Lines of Credit
HFI: Held for Investment
HSBC: HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc.
LCR: Liquidity Coverage Ratio
LIBOR: London Interbank Offered Rate
Moody's: Moody’s Investors Service
NOW: Negotiable order of withdrawal
OCC: Office of the Comptroller of the Currency
OIS: Overnight Indexed Swap
OTC: Over-the-counter
PCA: Prompt corrective action
PCCR: Purchased credit card relationship
RMBS: Residential mortgage-backed securities

62	Capital One Financial Corporation (COF)

S&P: Standard & Poor's
SCRA: Servicemembers Civil Relief Act
SEC: U.S. Securities and Exchange Commission
TARP: Troubled Asset Relief Program
TAV: Trade Analytics and Valuation team
TCE: Tangible Common Equity
TILA: Truth in Lending Act
UCL: Unfair Competition Law
VAC: Valuations Advisory Committee

63	Capital One Financial Corporation (COF)

Item 1. Financial Statements and Notes

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2014	2013	2014	2013
Interest income:
Loans, including loans held for sale	$4,463	$4,579	$13,049	$13,824
Investment securities	398	396	1,223	1,161
Other	26	23	80	74
Total interest income	4,887	4,998	14,352	15,059
Interest expense:
Deposits	271	309	819	953
Securitized debt obligations	32	42	109	143
Senior and subordinated notes	71	76	226	240
Other borrowings	16	11	36	40
Total interest expense	390	438	1,190	1,376
Net interest income	4,497	4,560	13,162	13,683
Provision for credit losses	993	849	2,432	2,496
Net interest income after provision for credit losses	3,504	3,711	10,730	11,187
Non-interest income:
Service charges and other customer-related fees	471	530	1,405	1,614
Interchange fees, net	523	476	1,498	1,407
Total other-than-temporary impairment	(10)	(16)	(16)	(34)
Less: Portion of other-than-temporary impairment recorded in AOCI	1	5	1	(6)
Net other-than-temporary impairment recognized in earnings	(9)	(11)	(15)	(40)
Other	157	96	427	176
Total non-interest income	1,142	1,091	3,315	3,157
Non-interest expense:
Salaries and associate benefits	1,128	1,152	3,414	3,365
Occupancy and equipment	419	376	1,271	1,104
Marketing	392	299	1,052	946
Professional services	304	328	887	990
Communications and data processing	196	225	595	677
Amortization of intangibles	130	161	409	505
Other	416	568	1,268	1,531
Total non-interest expense	2,985	3,109	8,896	9,118
Income from continuing operations before income taxes	1,661	1,693	5,149	5,226
Income tax provision	536	575	1,696	1,747
Income from continuing operations, net of tax	1,125	1,118	3,453	3,479
Loss from discontinued operations, net of tax	(44)	(13)	(24)	(210)
Net income	1,081	1,105	3,429	3,269
Dividends and undistributed earnings allocated to participating securities	(5)	(5)	(14)	(14)
Preferred stock dividends	(20)	(13)	(46)	(39)
Net income available to common stockholders	$1,056	$1,087	$3,369	$3,216
Basic earnings per common share:
Net income from continuing operations	$1.97	$1.89	$5.99	$5.89
Loss from discontinued operations	(0.08)	(0.02)	(0.04)	(0.36)
Net income per basic common share	$1.89	$1.87	$5.95	$5.53
Diluted earnings per common share:
Net income from continuing operations	$1.94	$1.86	$5.90	$5.82
Loss from discontinued operations	(0.08)	(0.02)	(0.04)	(0.36)
Net income per diluted common share	$1.86	$1.84	$5.86	$5.46
Dividends paid per common share	$0.30	$0.30	$0.90	$0.65
See Notes to Consolidated Financial Statements.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net income	$1,081	$1,105	$3,429	$3,269
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	(104)	1,107	394	(849)
Net unrealized gains (losses) on securities held to maturity	35	(1,465)	96	(1,465)
Net unrealized gains (losses) on cash flow hedges	(107)	84	37	(195)
Foreign currency translation adjustments	(41)	124	25	(19)
Other	6	(1)	2	6
Other comprehensive income (loss) before taxes	(211)	(151)	554	(2,522)
Income tax provision (benefit) related to other comprehensive income	(23)	(104)	241	(944)
Other comprehensive income (loss), net of tax	(188)	(47)	313	(1,578)
Comprehensive income	$893	$1,058	$3,742	$1,691
See Notes to Consolidated Financial Statements.

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,652	$2,821
Interest-bearing deposits with banks	3,212	3,131
Federal funds sold and securities purchased under agreements to resell	284	339
Total cash and cash equivalents	6,148	6,291
Restricted cash for securitization investors	405	874
Securities available for sale, at fair value	39,665	41,800
Securities held to maturity, at carrying value	22,182	19,132
Loans held for investment:
Unsecuritized loans held for investment	165,021	157,651
Restricted loans for securitization investors	36,571	39,548
Total loans held for investment	201,592	197,199
Allowance for loan and lease losses	(4,212)	(4,315)
Net loans held for investment	197,380	192,884
Loans held for sale, at lower of cost or fair value	427	218
Premises and equipment, net	3,752	3,839
Interest receivable	1,268	1,418
Goodwill	13,970	13,978
Other assets	15,005	16,499
Total assets	$300,202	$296,933

Liabilities:
Interest payable	$249	$307
Deposits:
Non-interest bearing deposits	25,388	22,643
Interest-bearing deposits	178,876	181,880
Total deposits	204,264	204,523
Securitized debt obligations	10,508	10,289
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,330	915
Senior and subordinated notes	18,534	13,134
Other borrowings	10,871	16,316
Total other debt	31,735	30,365
Other liabilities	9,428	9,817
Total liabilities	256,184	255,301
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 1,375,000 and 875,000 shares issued and outstanding as of September 30, 2014, and December 31, 2013, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 642,517,260 and 637,151,800 shares issued as of September 30, 2014, and December 31, 2013, respectively, and 558,526,922 and 572,675,375 shares outstanding as of September 30, 2014, and December 31, 2013, respectively)	6	6
Additional paid-in capital, net	27,272	26,526
Retained earnings	23,162	20,292
Accumulated other comprehensive income	(559)	(872)
Treasury stock at cost (par value $.01 per share; 83,990,338 and 64,476,425 shares as of September 30, 2014, and December 31, 2013, respectively)	(5,863)	(4,320)
Total stockholders’ equity	44,018	41,632
Total liabilities and stockholders’ equity	$300,202	$296,933
See Notes to Consolidated Financial Statements.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	875,000	$0	637,151,800	$6	$26,526	$20,292	$(872)	$(4,320)	$41,632
Comprehensive income						3,429	313		3,742
Cash dividends—common stock $0.90 per share						(513)			(513)
Cash dividends - preferred series B stock 6%, series C stock 6.25% per annum						(46)			(46)
Purchases of treasury stock								(1,543)	(1,543)
Issuances of common stock and restricted stock, net of forfeitures			1,078,458	0	73				73
Exercise of stock options and warrants, tax benefits of exercises and restricted stock vesting			4,287,002	0	89				89
Issuances of preferred stock (Series C)	500,000	0			484				484
Compensation expense for restricted stock awards and stock options					100				100
Balance as of September 30, 2014	1,375,000	$0	642,517,260	$6	$27,272	$23,162	$(559)	$(5,863)	$44,018
___________

(1)
Retained earnings as of December 31, 2013 includes the cumulative impact of $112 million resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects.” See “Note 1—Summary of Significant Accounting Policies” for additional information.

See Notes to Consolidated Financial Statements.

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Operating activities:
Income from continuing operations, net of tax	$3,453	$3,479
Loss from discontinued operations, net of tax	(24)	(210)
Net income	3,429	3,269
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,432	2,496
Depreciation and amortization, net	1,532	1,647
Net gain on sales of securities available for sale	(18)	(3)
Impairment losses on securities available for sale	15	40
Loans held for sale:
Originations and purchases	(3,355)	(972)
Gain on sales	(35)	(23)
Proceeds from sales and paydowns	3,171	995
Stock plan compensation expense	167	172
Changes in operating assets and liabilities:
Decrease in interest receivable	150	390
Decrease in other assets	607	1,191
Decrease in interest payable	(58)	(174)
Decrease in other liabilities	(375)	(298)
Net cash provided (used) by discontinued operations	39	(291)
Net cash provided by operating activities	7,701	8,439
Investing activities:
Purchases of securities	(14,078)	(13,084)
Proceeds from paydowns and maturities of securities	6,717	11,785
Proceeds from sales of securities	6,827	1,355
Net (increase) decrease in loans held for investment	(8,351)	9,119
Principal recoveries of loans previously charged off	1,203	1,204
Purchases of premises and equipment	(405)	(622)
Net cash provided (used) by investing activities	(8,087)	9,757
Financing activities:
Decrease in restricted cash for securitization investors	469	38
Net decrease in deposits	(265)	(5,662)
Issuance of securitized debt obligations	2,995	1,450
Maturities and paydowns of securitized debt obligations	(2,808)	(3,304)
Issuance of senior and subordinated notes and junior subordinated debentures	7,713	934
Redemption of junior subordinated debentures	0	(3,641)
Maturities and redemptions of senior and subordinate notes	(2,375)	(500)
Net decrease in other borrowings	(4,030)	(12,279)
Net proceeds from issuances of common stock	73	64
Net proceeds from issuances of preferred stock	484	0
Proceeds from share-based payment activities	89	73
Dividends paid on common stock	(513)	(383)
Dividends paid on preferred stock	(46)	(39)
Purchases of treasury stock	(1,543)	(287)
Net cash provided (used) by financing activities	243	(23,536)
Decrease in cash and cash equivalents	(143)	(5,340)
Cash and cash equivalents at beginning of the period	6,291	11,058
Cash and cash equivalents at end of the period	$6,148	$5,718
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$38	$6,808
Net debt exchange of senior and subordinated notes	0	1,968
Interest paid	1,248	1,550
Income tax paid	1,109	1,250
See Notes to Consolidated Financial Statements.

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offers a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of September 30, 2014, our principal subsidiaries included:

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
Our principal operations are currently organized for management reporting purposes into three primary business segments, which are defined primarily based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions into our business segments, and the allocation methodologies and accounting policies used to derive our business segment results in “Note 13—Business Segments.”
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
New Accounting Standards Adopted
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standard Board (“FASB”) issued guidance permitting an entity to account for Investments in Qualified Affordable Housing Projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. Historically, these investments were under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. We adopted this guidance in the first quarter of 2014 with retrospective application. As a result, total assets, total liabilities, and retained earnings were reduced by $115 million, $3 million and $112 million from $297.0 billion, $255.3 billion and $20.4 billion, respectively, as of December 31, 2013. In addition, net income was reduced by $12 million from $1.1 billion for the three months ended September 30, 2013, and by $31 million from $3.3 billion for the first nine months ended September 30, 2013.
During the third quarter and first nine months of 2014, we recognized amortization of $87 million and $231 million, respectively, and tax credits of $90 million and $268 million, respectively, associated with these investments within income taxes. The carrying value of our investments in these qualified affordable housing projects was $3.0 billion and $2.8 billion as of September 30, 2014 and December 31, 2013, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We recorded a liability of $1.2 billion for the unfunded commitments as of September 30, 2014, which is expected to be paid from 2014 to 2017.
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
Accounting for Repurchase Transactions
In June 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales. New disclosures will also be required for certain transactions accounted for as secured borrowings and transfers accounted for as sales when the transferor retains substantially all of the exposure to the economic return on the transferred financial assets. We do not expect our adoption of the accounting guidance in the first quarter of 2015 to have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice. The new disclosures will be provided beginning in the second quarter of 2015.
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
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. As a result of the change, only those disposals of components of an entity that represent a strategic shift that have, or will have, a major effect on an entity’s operations and financial results will be reported as discontinued operations. Expanded disclosures will be required of discontinued operations and disposals of individually significant components of an entity that do not currently qualify for discontinued operations reporting. The guidance is effective for disposals or classifications as held for sale of components of an entity that occur within annual and interim periods beginning after December 15, 2014, with early adoption permitted in certain circumstances. Our adoption of this guidance in the first quarter of 2015 will not impact what we currently report as discontinued operations due to the prospective transition provisions.
Reclassification of Collateralized Mortgage Loans Upon Foreclosure
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

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2—DISCONTINUED OPERATIONS
Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit
In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding Inc. (“GreenPoint”), which we acquired in December 2006 as part of the North Fork acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three and nine months ended September 30, 2014 and 2013. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:
Table 2.1: Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Non-interest expense, net	$(70)	$(20)	$(38)	$(335)
Loss from discontinued operations before income taxes	(70)	(20)	(38)	(335)
Income tax benefit	(26)	(7)	(14)	(125)
Loss from discontinued operations	$(44)	$(13)	$(24)	$(210)
The discontinued mortgage origination operations of our wholesale mortgage banking unit has remaining assets of $353 million and $370 million as of September 30, 2014 and December 31, 2013, respectively, which primarily consisted of the deferred tax asset related to the reserve for representations and warranties. Liabilities, which primarily consisted of reserves for representations and warranties repurchases on loans previously sold to third parties, totaled $982 million and $960 million as of September 30, 2014 and December 31, 2013, respectively.

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury debt; U.S. agency debt and corporate debt securities guaranteed by U.S. government agencies; U.S. government sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or U.S. government agencies represents 85% and 77% of our total investment securities as of September 30, 2014 and December 31, 2013, respectively.
Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.
The table below presents the overview of our investment portfolio at September 30, 2014 and December 31, 2013.
Table 3.1: Overview of Investment Portfolio

(Dollars in millions)	September 30, 2014	December 31, 2013
Securities available for sale, at fair value	$39,665	$41,800
Securities held to maturity, at carrying value	22,182	19,132
Total investments	$61,847	$60,932
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at September 30, 2014 and December 31, 2013.
Table 3.2: Investment Securities Available for Sale

	September 30, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$4,261	$2	$(2)	$4,261
U.S. agency debt obligations	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	1,001	1	(23)	979
Residential mortgage-backed securities (“RMBS”):
Agency(2)	20,853	274	(141)	20,986
Non-agency	3,024	486	(13)	3,497
Total RMBS	23,877	760	(154)	24,483
Commercial mortgage-backed securities (“CMBS”):
Agency(2)	4,029	25	(71)	3,983
Non-agency	1,809	22	(28)	1,803
Total CMBS	5,838	47	(99)	5,786
Other asset-backed securities (“ABS”)(3)	3,038	58	(13)	3,083
Other securities(4)	1,087	6	(21)	1,072
Total investment securities available for sale	$39,103	$874	$(312)	$39,665

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury debt obligations	$831	$2	$0	$833
U.S. agency debt obligations	1	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	1,282	1	(49)	1,234
RMBS:
Agency(2)	21,572	239	(332)	21,479
Non-agency	3,165	450	(15)	3,600
Total RMBS	24,737	689	(347)	25,079
CMBS:
Agency(2)	4,262	20	(84)	4,198
Non-agency	1,854	14	(60)	1,808
Total CMBS	6,116	34	(144)	6,006
Other ABS(3)	7,123	49	(36)	7,136
Other securities(4)	1,542	24	(55)	1,511
Total investment securities available for sale	$41,632	$799	$(631)	$41,800
__________

(1)
Includes non-credit related OTTI that remains in Accumulated Other Comprehensive Income (“AOCI”) of $8 million and $12 million as of September 30, 2014 and December 31, 2013, respectively. Substantially all of this amount is related to non-agency RMBS.

(2)	The Agency includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 55% and 65% of the other ABS portfolio as of September 30, 2014, and December 31, 2013, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 16% and 15% of the other ABS portfolio as of September 30, 2014 and December 31, 2013, respectively. Approximately 89% of the securities in our other ABS portfolio were rated AAA or its equivalent as of September 30, 2014, compared with 87% as of December 31, 2013.

(4)	Includes foreign government/agency bonds, covered bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at September 30, 2014 and December 31, 2013.
Table 3.3: Investment Securities Held to Maturity

	September 30, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$21,565	$(1,216)	$20,349	$694	$(5)	$21,038
Agency CMBS	1,956	(123)	1,833	65	(8)	1,890
Total investment securities held to maturity	$23,521	$(1,339)	$22,182	$759	$(13)	$22,928

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$18,746	$(1,303)	$17,443	$72	$(30)	$17,485
Agency CMBS	1,821	(132)	1,689	16	(5)	1,700
Total investment securities held to maturity	$20,567	$(1,435)	$19,132	$88	$(35)	$19,185
__________

(1)	Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.
Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013.
Table 3.4: Securities in Unrealized Loss Position

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury debt obligations(1)	$2,340	$(2)	$0	$0	$2,340	$(2)
Corporate debt securities guaranteed by U.S. government agencies	187	(3)	554	(20)	741	(23)
RMBS:
Agency	3,071	(17)	4,787	(124)	7,858	(141)
Non-agency	363	(8)	104	(5)	467	(13)
Total RMBS	3,434	(25)	4,891	(129)	8,325	(154)
CMBS:
Agency	688	(9)	1,867	(62)	2,555	(71)
Non-agency	264	(1)	749	(27)	1,013	(28)
Total CMBS	952	(10)	2,616	(89)	3,568	(99)
Other ABS	282	0	732	(13)	1,014	(13)
Other securities	144	(1)	559	(20)	703	(21)
Total investment securities available for sale in a gross unrealized loss position	$7,339	$(41)	$9,352	$(271)	$16,691	$(312)

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	1,143	(47)	46	(2)	1,189	(49)
RMBS:
Agency	9,769	(263)	1,770	(69)	11,539	(332)
Non-agency	454	(10)	56	(5)	510	(15)
Total RMBS	10,223	(273)	1,826	(74)	12,049	(347)
CMBS:
Agency	2,842	(74)	256	(10)	3,098	(84)
Non-agency	952	(43)	183	(17)	1,135	(60)
Total CMBS	3,794	(117)	439	(27)	4,233	(144)
Other ABS	2,528	(34)	392	(2)	2,920	(36)
Other securities	1,149	(51)	57	(4)	1,206	(55)
Total investment securities available for sale in a gross unrealized loss position	$18,837	$(522)	$2,760	$(109)	$21,597	$(631)
__________

(1)	None of our investments in U.S. Treasury debt obligations were in an unrealized loss position as of December 31, 2013.
As of September 30, 2014, the amortized cost of approximately 550 securities available for sale exceeded their fair value by $312 million, of which $271 million related to investment securities that had been in a loss position for 12 months or longer. Our investments in non-agency RMBS and CMBS, other ABS, and other securities accounted for $76 million, or 24%, of total gross unrealized losses on securities available for sale as of September 30, 2014. As of September 30, 2014, the carrying value of approximately 30 securities held to maturity exceeded their fair value by $13 million. Substantially all of these unrecognized losses relate to securities held to maturity that have been in a loss position for less than 12 months as of September 30, 2014.
Gross unrealized losses on our investment securities have generally decreased since December 31, 2013. The unrealized losses related to investment securities for which we have not recognized credit impairment are primarily attributable to changes in market interest rates. We have recognized in earnings the unrealized losses related to the investment securities that we intend to sell. As of September 30, 2014, we do not intend to sell any securities with unrealized losses recorded in AOCI nor believe that we will be required to sell prior to recovery of their amortized cost. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary. We believe the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2014.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of September 30, 2014:

75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 3.5: Contractual Maturities of Securities Available for Sale

	September 30, 2014
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$1,345	$1,348
Due after 1 year through 5 years	6,580	6,587
Due after 5 years through 10 years	3,112	3,094
Due after 10 years(1)	28,066	28,636
Total	$39,103	$39,665
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	September 30, 2014
(Dollars in millions)	Carrying Value	Fair Value
Due after 5 years through 10 years	$1,142	$1,200
Due after 10 years	21,040	21,728
Total	$22,182	$22,928
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and weighted average yields of our investment securities as of September 30, 2014.
Table 3.7: Expected Maturities and Weighted Average Yields of Securities

	September 30, 2014
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury debt obligations	$653	$3,608	$0	$0	$4,261
U.S. agency debt obligations	1	0	0	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	392	573	14	979
RMBS:
Agency	158	9,998	10,830	0	20,986
Non-agency	17	944	1,898	638	3,497
Total RMBS	175	10,942	12,728	638	24,483
CMBS:
Agency	364	2,672	947	0	3,983
Non-agency	83	502	1,198	20	1,803
Total CMBS	447	3,174	2,145	20	5,786
Other ABS	1,019	1,705	256	103	3,083
Other securities	55	316	614	87	1,072
Total securities available for sale	2,350	20,137	16,316	862	39,665
Amortized cost of securities available for sale	$2,349	$19,945	$16,065	$744	$39,103
Weighted average yield for securities available for sale(1)	1.16%	2.14%	3.01%	7.90%	2.55%

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2014
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Carrying value of securities held to maturity:
Agency RMBS	$0	$193	$17,421	$2,735	$20,349
Agency CMBS	0	425	1,339	69	1,833
Total securities held for maturity	0	618	18,760	2,804	22,182
Fair value of securities held to maturity	$0	$616	$19,348	$2,964	$22,928
Weighted average yield for securities held to maturity(1)	0.00%	2.38%	2.70%	3.32%	2.76%
__________

(1)
Average yield is calculated based on the amortized cost of each security. Effective in the second quarter of 2014, we began reporting the effective yield for the investment securities. Prior to the second quarter of 2014, we reported the purchase yield for the investment securities. The impact of this change on prior periods is not material.

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
For a debt security that has experienced a decline in the fair value below its amortized cost basis, we recognize OTTI in earnings if we have the intent to sell the security or if we believe it is more likely than not that we will be required to sell the security in the near term. For those securities that we do not intend to sell nor expect to be required to sell, an analysis is performed to determine if any of the impairment is due to credit-related factors or whether it is due to other factors, such as interest rates. Credit-related impairment is recognized in earnings, with the remaining unrealized non-credit related impairment recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected cash flows, discounted based on the effective yield.
The table below presents a rollforward of the credit related OTTI recognized in earnings for the three and nine months ended September 30, 2014 and 2013 on investment securities that we do not intend to sell:
Table 3.8: Credit Impairment Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Credit loss component, beginning of period	$165	$149	$160	$120
Additions:
Initial credit impairment	1	3	2	14
Subsequent credit impairment	2	8	6	26
Total additions	3	11	8	40
Reduction due to payoffs, disposals, transfers & other	(2)	0	(2)	0
Credit loss component, end of period	$166	$160	$166	$160

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three and nine months ended September 30, 2014 and 2013. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Realized gains (losses):
Gross realized gains	$16	$0	$50	$6
Gross realized losses	(10)	0	(32)	(3)
Net realized gains (losses)	$6	$0	$18	$3
OTTI recognized in earnings:
Credit-related OTTI	$(3)	$(11)	$(8)	$(40)
Intent-to-sell OTTI	(6)	0	(7)	0
Total OTTI recognized in earnings	$(9)	$(11)	$(15)	$(40)
Net securities gains (losses)	$(3)	$(11)	$3	$(37)
Total proceeds from sales	$3,268	$35	$6,827	$1,355
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks (“FHLB”) and the Federal Reserve Bank. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $5.8 billion and $10.7 billion as of September 30, 2014 and December 31, 2013, respectively. We pledged securities held to maturity with a carrying value of $13.7 billion and $8.2 billion as of September 30, 2014 and December 31, 2013, respectively. Of the total securities pledged as collateral, we have encumbered $11.3 billion and $17.3 billion as of September 30, 2014 and December 31, 2013, respectively, primarily related to FHLB transactions and Public Fund deposits. We accepted pledges of securities with a fair value of $63 million and $53 million as of September 30, 2014 and December 31, 2013, respectively, primarily related to our derivative transactions.
Securities Acquired
Our investment portfolio includes certain acquired debt securities that were deemed to be credit impaired at acquisition date. These securities are accounted for in accordance with accounting guidance for purchased credit-impaired debt securities.
Outstanding Balance and Carrying Value of Acquired Securities
The table below presents the outstanding contractual balance and the carrying value of the acquired credit-impaired debt securities as of September 30, 2014 and December 31, 2013.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	September 30, 2014	December 31, 2013
Contractual principal and interest	$4,366	$4,700
Carrying value	2,923	2,896
Amortized cost	2,413	2,432

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in Accretable Yield of Acquired Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:
Table 3.11: Changes in Accretable Yield of Acquired Securities

(Dollars in millions)	Acquired Credit-Impaired Securities
Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions	88
Accretion recognized in earnings	(247)
Reduction due to payoffs, disposals, transfers & other	(2)
Net reclassifications (to) from nonaccretable difference	72
Accretable yield as of December 31, 2013	$1,423
Additions from new acquisitions	34
Accretion recognized in earnings	(182)
Reduction due to payoffs, disposals, transfers & other	(3)
Net reclassifications (to) from nonaccretable difference	81
Accretable yield as of September 30, 2014	$1,353

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—LOANS
Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts, and loans held for sale, and is divided into three portfolio segments: credit card, consumer banking and commercial banking loans. Credit card loans consist of domestic and international credit card loans. Consumer banking loans consist of auto, home and retail banking loans. Commercial banking loans consist of commercial and multifamily real estate, commercial and industrial and small-ticket commercial real estate loans.
Loans Acquired in Business Acquisitions
Acquired Loans Accounted for Based on Expected Cash Flows
Our portfolio of loans held for investment includes loans acquired in the Chevy Chase Bank (“CCB”), ING Direct and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition.
Acquired Loans accounted for based on expected cash flows to be collected was $24.7 billion as of September 30, 2014, compared with $28.6 billion as of December 31, 2013.
We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of a loan loss through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans.
Loans Purchased and Accounted for Based on Contractual Cash Flows
The substantial majority of the loans purchased in the 2012 U.S. card acquisition had existing revolving privileges, therefore they were excluded from the Acquired Loans above and accounted for based on contractual cash flows at acquisition. After the acquisition date, these loans were accounted for using the same methodology utilized for our existing credit card portfolio prior to the 2012 U.S. card acquisition. See “Note 1—Summary of Significant Accounting Policies” in our 2013 Form 10-K for additional information on accounting guidance for these loans.
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans.
Table 4.1 below presents the composition and an aging analysis of our loans held for investment portfolio, which includes restricted loans for securitization investors, as of September 30, 2014 and December 31, 2013. The delinquency aging includes all past due loans, both performing and nonperforming.

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$70,768	$781	$533	$1,033	$2,347	$28	$73,143
International credit card	7,182	118	74	114	306	0	7,488
Total credit card	77,950	899	607	1,147	2,653	28	80,631
Consumer Banking:
Auto	33,849	1,557	670	177	2,404	1	36,254
Home loan	6,527	48	25	204	277	24,399	31,203
Retail banking	3,526	15	7	9	31	47	3,604
Total consumer banking	43,902	1,620	702	390	2,712	24,447	71,061
Commercial Banking:(2)
Commercial and multifamily real estate	22,769	11	12	40	63	63	22,895
Commercial and industrial	25,818	44	12	50	106	147	26,071
Total commercial lending	48,587	55	24	90	169	210	48,966
Small-ticket commercial real estate	814	5	2	1	8	0	822
Total commercial banking	49,401	60	26	91	177	210	49,788
Other:
Other loans	98	3	2	9	14	0	112
Total loans	$171,351	$2,582	$1,337	$1,637	$5,556	$24,685	$201,592
% of Total loans	85.00%	1.28%	0.67%	0.81%	2.76%	12.24%	100.00%

	December 31, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$70,678	$778	$549	$1,187	$2,514	$63	$73,255
International credit card	7,683	141	85	141	367	0	8,050
Total credit card	78,361	919	634	1,328	2,881	63	81,305
Consumer Banking:
Auto	29,477	1,519	662	194	2,375	5	31,857
Home loan	6,775	60	24	239	323	28,184	35,282
Retail banking	3,535	21	8	23	52	36	3,623
Total consumer banking	39,787	1,600	694	456	2,750	28,225	70,762
Commercial Banking:(2)
Commercial and multifamily real estate	20,602	17	11	36	64	84	20,750
Commercial and industrial	23,023	69	1	38	108	178	23,309
Total commercial lending	43,625	86	12	74	172	262	44,059
Small-ticket commercial real estate	941	8	2	1	11	0	952
Total commercial banking	44,566	94	14	75	183	262	45,011
Other:
Other loans	102	4	2	13	19	0	121
Total loans	$162,816	$2,617	$1,344	$1,872	$5,833	$28,550	$197,199
% of Total loans	82.56%	1.33%	0.68%	0.95%	2.96%	14.48%	100.00%

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

__________

(1)	Includes installment loans of $171 million and $323 million as of September 30, 2014 and December 31, 2013, respectively.

(2)	Includes construction loans and land development loans totaling $2.2 billion and $2.0 billion as of September 30, 2014 and December 31, 2013, respectively.
We had total loans held for sale of $427 million and $218 million as of September 30, 2014 and December 31, 2013, respectively.
Table 4.2 presents loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of September 30, 2014 and December 31, 2013.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	September 30, 2014		December 31, 2013
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,033	$0	$1,187	$0
International credit card	76	74	96	88
Total credit card	1,109	74	1,283	88
Consumer Banking:
Auto	0	177	0	194
Home loan	0	325	0	376
Retail banking	1	19	2	41
Total consumer banking	1	521	2	611
Commercial Banking:
Commercial and multifamily real estate	4	60	2	52
Commercial and industrial	2	97	4	93
Total commercial lending	6	157	6	145
Small-ticket commercial real estate	0	4	0	4
Total commercial banking	6	161	6	149
Other:
Other loans	0	16	0	19
Total	$1,116	$772	$1,291	$867
% of Total loans	0.55%	0.38%	0.65%	0.44%
__________

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.
Credit Card
Our credit card loan portfolio is generally highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk on a portfolio basis. The risk in our credit card portfolio correlates to broad economic trends, such as unemployment rates, gross domestic product (“GDP”), and home values, as well as customer liquidity, which can have a material effect on credit performance. The primary factors we assess in monitoring the credit quality and risk of our credit card portfolio are delinquency and charge-off trends, including an analysis of the migration of loans between delinquency categories over time.

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of September 30, 2014 and December 31, 2013. We also present the delinquency rates of our credit card loan portfolio and comparative net charge-offs for the three and nine months ended September 30, 2014 and 2013.
Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	September 30, 2014
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card:
California	$8,039	10.0%	$3	0.0%	$8,042	10.0%
New York	5,292	6.6	3	0.0	5,295	6.6
Texas	5,059	6.3	2	0.0	5,061	6.3
Florida	4,443	5.5	2	0.0	4,445	5.5
Illinois	3,536	4.4	1	0.0	3,537	4.4
Pennsylvania	3,338	4.1	2	0.0	3,340	4.1
Ohio	2,879	3.6	1	0.0	2,880	3.6
New Jersey	2,696	3.3	1	0.0	2,697	3.3
Michigan	2,538	3.1	1	0.0	2,539	3.1
Other	35,295	43.8	12	0.0	35,307	43.8
Total domestic credit card	73,115	90.7	28	0.0	73,143	90.7
International credit card:
Canada	4,039	5.0	0	0.0	4,039	5.0
United Kingdom	3,449	4.3	0	0.0	3,449	4.3
Total international credit card	7,488	9.3	0	0.0	7,488	9.3
Total credit card	$80,603	100.0%	$28	0.0%	$80,631	100.0%

	December 31, 2013
(Dollars in millions)	Loans	% of Total(1)	Acquired Loans	% of Total(1)	Total	% of Total(1)
Domestic credit card:
California	$7,934	9.8%	$6	0.0%	$7,940	9.8%
New York	5,271	6.5	6	0.0	5,277	6.5
Texas	4,989	6.1	4	0.0	4,993	6.1
Florida	4,321	5.3	4	0.0	4,325	5.3
Illinois	3,600	4.4	3	0.0	3,603	4.4
Pennsylvania	3,439	4.2	3	0.0	3,442	4.2
Ohio	2,963	3.6	2	0.0	2,965	3.6
New Jersey	2,734	3.4	2	0.0	2,736	3.4
Michigan	2,593	3.2	2	0.0	2,595	3.2
Other	35,348	43.5	31	0.1	35,379	43.6
Total domestic credit card	73,192	90.0	63	0.1	73,255	90.1
International credit card:
Canada	4,503	5.5	0	0.0	4,503	5.5
United Kingdom	3,547	4.4	0	0.0	3,547	4.4
Total international credit card	8,050	9.9	0	0.0	8,050	9.9
Total credit card	$81,242	99.9%	$63	0.1%	$81,305	100.0%

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2014		December 31, 2013
(Dollars in millions)	Total	% of Total(2)	Total	% of Total(2)
Selected credit metrics:
30+ day delinquencies	$2,653	3.29%	$2,881	3.54%
90+ day delinquencies	1,147	1.42	1,328	1.63
__________

(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

(2)	Calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
Table 4.4: Credit Card: Net Charge-offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Domestic credit card	$508	2.83%	$642	3.67%	$1,818	3.45%	$2,218	4.14%
International credit card	64	3.32	92	4.71	219	3.81	288	4.79
Total credit card	$572	2.88	$734	3.78	$2,037	3.48	$2,506	4.20
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
Consumer Banking
Our consumer banking loan portfolio consists of auto, home loan and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends, such as unemployment rates, GDP, and home values, as well as customer liquidity, all of which can have a material effect on credit performance. Delinquency, nonperforming loans and charge-off trends are key factors we assess in monitoring the credit quality and risk of our consumer banking loan portfolio.
The table below displays the geographic profile of our consumer banking loan portfolio. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio, excluding Acquired Loans’ impact, as of September 30, 2014 and December 31, 2013, and net charge-offs for the three and nine months ended September 30, 2014 and 2013.

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	September 30, 2014
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$5,119	7.2%	$0	0.0%	$5,119	7.2%
California	3,902	5.5	0	0.0	3,902	5.5
Florida	2,532	3.6	0	0.0	2,532	3.6
Georgia	1,977	2.8	0	0.0	1,977	2.8
Louisiana	1,735	2.4	0	0.0	1,735	2.4
Illinois	1,574	2.2	0	0.0	1,574	2.2
Ohio	1,505	2.1	0	0.0	1,505	2.1
Other	17,909	25.2	1	0.0	17,910	25.2
Total auto	36,253	51.0	1	0.0	36,254	51.0
Home loan:
California	945	1.4	6,270	8.8	7,215	10.2
New York	1,389	1.9	1,117	1.6	2,506	3.5
Illinois	89	0.2	1,873	2.6	1,962	2.8
Maryland	438	0.6	1,324	1.9	1,762	2.5
New Jersey	344	0.5	1,250	1.7	1,594	2.2
Virginia	373	0.5	1,205	1.7	1,578	2.2
Florida	165	0.2	1,276	1.8	1,441	2.0
Other	3,061	4.3	10,084	14.2	13,145	18.5
Total home loan	6,804	9.6	24,399	34.3	31,203	43.9
Retail banking:
Louisiana	1,161	1.6	0	0.0	1,161	1.6
New York	868	1.2	0	0.0	868	1.2
Texas	761	1.1	0	0.0	761	1.1
New Jersey	252	0.4	0	0.0	252	0.4
Maryland	142	0.2	22	0.0	164	0.2
Virginia	114	0.2	19	0.0	133	0.2
California	50	0.1	0	0.0	50	0.1
Other	209	0.3	6	0.0	215	0.3
Total retail banking	3,557	5.1	47	0.0	3,604	5.1
Total consumer banking	$46,614	65.7%	$24,447	34.3%	$71,061	100.0%

	September 30, 2014
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:
30+ day delinquencies	$2,404	6.63%	$277	4.07%	$31	0.86%	$2,712	5.82%
90+ day delinquencies	177	0.49	204	3.01	9	0.24	390	0.84
Nonperforming loans	177	0.49	325	4.77	19	0.55	521	1.12

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
	Loans		Acquired Loans		Total
(Dollars in millions)	Loans	% of Total(1)	Loans	% of Total(1)	Loans	% of Total(1)
Auto:
Texas	$4,736	6.7%	$0	0.0%	$4,736	6.7%
California	3,297	4.7	0	0.0	3,297	4.7
Florida	2,076	2.9	0	0.0	2,076	2.9
Georgia	1,709	2.4	0	0.0	1,709	2.4
Louisiana	1,677	2.4	0	0.0	1,677	2.4
Illinois	1,291	1.8	0	0.0	1,291	1.8
Ohio	1,267	1.8	0	0.0	1,267	1.8
Other	15,799	22.3	5	0.0	15,804	22.3
Total auto	31,852	45.0	5	0.0	31,857	45.0
Home loan:
California	1,010	1.5	7,153	10.1	8,163	11.6
New York	1,502	2.1	1,265	1.8	2,767	3.9
Illinois	88	0.1	2,183	3.1	2,271	3.2
Maryland	418	0.6	1,495	2.1	1,913	2.7
New Jersey	362	0.5	1,409	2.0	1,771	2.5
Virginia	351	0.5	1,367	1.9	1,718	2.4
Florida	177	0.3	1,477	2.1	1,654	2.4
Other	3,190	4.5	11,835	16.7	15,025	21.2
Total home loan	7,098	10.1	28,184	39.8	35,282	49.9
Retail banking:
Louisiana	1,234	1.7	0	0.0	1,234	1.7
New York	859	1.2	0	0.0	859	1.2
Texas	772	1.1	0	0.0	772	1.1
New Jersey	280	0.4	0	0.0	280	0.4
Maryland	125	0.1	17	0.1	142	0.2
Virginia	96	0.1	12	0.0	108	0.1
California	37	0.1	0	0.0	37	0.1
Other	184	0.3	7	0.0	191	0.3
Total retail banking	3,587	5.0	36	0.1	3,623	5.1
Total consumer banking	$42,537	60.1%	$28,225	39.9%	$70,762	100.0%

	December 31, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)	Amount	Adjusted Rate(2)
Credit performance:
30+ day delinquencies	$2,375	7.46%	$323	4.55%	$52	1.46%	$2,750	6.47%
90+ day delinquencies	194	0.61	239	3.37	23	0.66	456	1.07
Nonperforming loans	194	0.61	376	5.29	41	1.15	611	1.44
__________

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.

(2)	Credit performance statistics exclude Acquired Loans, which were recorded at fair value at acquisition.

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 4.6: Consumer Banking: Net Charge-offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$176	1.98%	$152	2.01%	$421	1.65%	$366	1.69%
Home loan	2	0.02	5	0.06	12	0.05	13	0.04
Retail banking	12	1.36	13	1.38	27	1.00	44	1.58
Total consumer banking	$190	1.07	$170	0.95	$460	0.87	$423	0.77
__________
(1)Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
Home Loan
Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the peak in 2006 and the rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards.

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the distribution of our home loan portfolio as of September 30, 2014 and December 31, 2013, based on selected key risk characteristics.
Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	September 30, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	$2,475	7.9%	$3,615	11.6%	$6,090	19.5%
2006	465	1.5	2,317	7.4	2,782	8.9
2007	329	1.1	4,889	15.6	5,218	16.7
2008	191	0.6	3,655	11.7	3,846	12.3
2009	109	0.3	2,139	6.9	2,248	7.2
2010	123	0.4	3,355	10.8	3,478	11.2
2011	230	0.7	3,745	12.0	3,975	12.7
2012	1,689	5.4	570	1.8	2,259	7.2
2013	676	2.2	87	0.3	763	2.5
2014	517	1.7	27	0.1	544	1.8
Total	$6,804	21.8%	$24,399	78.2%	$31,203	100.0%
Geographic concentration:(3)
California	$945	3.0%	$6,270	20.1%	$7,215	23.1%
New York	1,389	4.5	1,117	3.6	2,506	8.1
Illinois	89	0.3	1,873	6.0	1,962	6.3
Maryland	438	1.4	1,324	4.2	1,762	5.6
New Jersey	344	1.1	1,250	4.0	1,594	5.1
Virginia	373	1.2	1,205	3.9	1,578	5.1
Florida	165	0.5	1,276	4.1	1,441	4.6
Arizona	90	0.3	1,265	4.1	1,355	4.4
Louisiana	1,203	3.8	40	0.1	1,243	3.9
Washington	101	0.4	1,102	3.5	1,203	3.9
Other	1,667	5.3	7,677	24.6	9,344	29.9
Total	$6,804	21.8%	$24,399	78.2%	$31,203	100.0%
Lien type:
1st lien	$5,762	18.5%	$24,026	77.0%	$29,788	95.5%
2nd lien	1,042	3.3	373	1.2	1,415	4.5
Total	$6,804	21.8%	$24,399	78.2%	$31,203	100.0%
Interest rate type:
Fixed rate	$2,440	7.8%	$2,994	9.6%	$5,434	17.4%
Adjustable rate	4,364	14.0	21,405	68.6	25,769	82.6
Total	$6,804	21.8%	$24,399	78.2%	$31,203	100.0%

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	$2,868	8.1%	$4,025	11.4%	$6,893	19.5%
2006	521	1.5	2,465	7.0	2,986	8.5
2007	363	1.0	5,276	14.9	5,639	15.9
2008	212	0.6	4,084	11.6	4,296	12.2
2009	129	0.4	2,531	7.2	2,660	7.6
2010	142	0.4	4,251	12.1	4,393	12.5
2011	259	0.7	4,655	13.2	4,914	13.9
2012	1,918	5.4	805	2.3	2,723	7.7
2013	686	2.0	92	0.2	778	2.2
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
Geographic concentration:(3)
California	$1,010	2.9%	$7,153	20.3%	$8,163	23.2%
New York	1,502	4.2	1,265	3.6	2,767	7.8
Illinois	88	0.2	2,183	6.2	2,271	6.4
Maryland	418	1.2	1,495	4.2	1,913	5.4
New Jersey	362	1.0	1,409	4.0	1,771	5.0
Virginia	351	1.0	1,367	3.9	1,718	4.9
Florida	177	0.5	1,477	4.2	1,654	4.7
Arizona	91	0.3	1,439	4.1	1,530	4.4
Washington	100	0.3	1,302	3.7	1,402	4.0
Louisiana	1,282	3.6	47	0.1	1,329	3.7
Other	1,717	4.9	9,047	25.6	10,764	30.5
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
Lien type:
1st lien	$6,020	17.1%	$27,768	78.7%	$33,788	95.8%
2nd lien	1,078	3.0	416	1.2	1,494	4.2
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
Interest rate type:
Fixed rate	$2,478	7.0%	$3,434	9.7%	$5,912	16.7%
Adjustable rate	4,620	13.1	24,750	70.2	29,370	83.3
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
__________

(1)	Percentages within each risk category are calculated based on total home loans held for investment.

(2)	The Acquired Loans origination balances in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	Represents the ten states in which we have the highest concentration of home loans.
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

We use our internal risk-rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for loan and lease losses for commercial loans. Loans of $1 million or more designated as criticized performing and criticized nonperforming are reviewed quarterly by management for further deterioration or improvement to determine if they are appropriately classified/graded and whether impairment exists. Noncriticized loans greater than $1 million are specifically reviewed, at least annually, to determine the appropriate loan grading. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of September 30, 2014 and December 31, 2013.
Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	September 30, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$15,188	66.3%	$6,458	24.8%	$506	61.5%	$22,152	44.5%
Mid-Atlantic	2,356	10.3	1,793	6.9	30	3.6	4,179	8.4
South	3,266	14.3	11,855	45.4	50	6.1	15,171	30.5
Other	2,022	8.8	5,818	22.3	236	28.8	8,076	16.2
Total loans excluding Acquired Loans	22,832	99.7	25,924	99.4	822	100.0	49,578	99.6
Acquired Loans	63	0.3	147	0.6	0	0.0	210	0.4
Total	$22,895	100.0%	$26,071	100.0%	$822	100.0%	$49,788	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$22,442	98.0%	$24,963	95.8%	$814	99.0%	$48,219	96.9%
Criticized performing	330	1.4	864	3.3	4	0.6	1,198	2.4
Criticized nonperforming	60	0.3	97	0.3	4	0.4	161	0.3
Total loans excluding acquired loans	22,832	99.7	25,924	99.4	822	100.0	49,578	99.6
Acquired Loans:
Noncriticized	60	0.3	129	0.5	0	0.0	189	0.4
Criticized performing	3	0.0	18	0.1	0	0.0	21	0.0
Acquired Loans	63	0.3	147	0.6	0	0.0	210	0.4
Total	$22,895	100.0%	$26,071	100.0%	$822	100.0%	$49,788	100.0%

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,543	70.1%	$5,800	24.9%	$582	61.3%	$20,925	46.4%
Mid-Atlantic	2,130	10.3	1,432	6.1	33	3.4	3,595	8.0
South	2,539	12.2	10,940	46.9	58	6.0	13,537	30.1
Other	1,454	7.0	4,959	21.3	279	29.3	6,692	14.9
Total loans excluding Acquired Loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4
Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6
Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$20,204	97.4%	$22,448	96.3%	$941	98.9%	$43,593	96.9%
Criticized performing	409	2.0	590	2.5	8	0.8	1,007	2.2
Criticized nonperforming	53	0.2	93	0.4	3	0.3	149	0.3
Total loans excluding acquired loans	20,666	99.6	23,131	99.2	952	100.0	44,749	99.4
Acquired Loans:
Noncriticized	72	0.3	158	0.7	0	0.0	230	0.5
Criticized performing	12	0.1	20	0.1	0	0.0	32	0.1
Acquired Loans	84	0.4	178	0.8	0	0.0	262	0.6
Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%
__________

(1)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.

(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired Loans
The following table presents information about our impaired loans, excluding the impact of Acquired Loans, which is reported separately as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013:
Table 4.9: Impaired Loans(1)

	September 30, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$553	$0	$553	$142	$411	$538
International credit card	153	0	153	80	73	147
Total credit card(2)	706	0	706	222	484	685
Consumer Banking:
Auto(3)	204	195	399	18	381	648
Home loan	220	140	360	16	344	469
Retail banking	46	5	51	6	45	54
Total consumer banking	470	340	810	40	770	1,171
Commercial Banking:
Commercial and multifamily real estate	166	25	191	21	170	211
Commercial and industrial	119	50	169	11	158	190
Total commercial lending	285	75	360	32	328	401
Small-ticket commercial real estate	1	4	5	0	5	5
Total commercial banking	286	79	365	32	333	406
Total	$1,462	$419	$1,881	$294	$1,587	$2,262

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$558	$14	$577	$44
International credit card	159	3	164	9
Total credit card(2)	717	17	741	53
Consumer Banking:
Auto(3)	387	18	375	52
Home loan	382	1	392	4
Retail banking	60	1	74	2
Total consumer banking	829	20	841	58
Commercial Banking:
Commercial and multifamily real estate	196	2	183	5
Commercial and industrial	175	1	177	3
Total commercial lending	371	3	360	8
Small-ticket commercial real estate	9	0	8	0
Total commercial banking	380	3	368	8
Total	$1,926	$40	$1,950	$119

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$609	$0	$609	$154	$455	$593
International credit card	171	0	171	107	64	164
Total credit card(2)	780	0	780	261	519	757
Consumer Banking:
Auto(3)	169	186	355	16	339	590
Home loan	244	150	394	18	376	561
Retail banking	46	40	86	10	76	105
Total consumer banking	459	376	835	44	791	1,256
Commercial Banking:
Commercial and multifamily real estate	89	49	138	13	125	162
Commercial and industrial	94	91	185	12	173	220
Total commercial lending	183	140	323	25	298	382
Small-ticket commercial real estate	2	4	6	0	6	7
Total commercial banking	185	144	329	25	304	389
Total	$1,424	$520	$1,944	$330	$1,614	$2,402

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$627	$16	$656	$50
International credit card	168	3	169	8
Total credit card(2)	795	19	825	58
Consumer Banking:
Auto(3)	332	16	330	46
Home loan	211	2	184	5
Retail banking	92	1	94	2
Total consumer banking	635	19	608	53
Commercial Banking:
Commercial and multifamily real estate	195	0	237	0
Commercial and industrial	216	1	227	1
Total commercial lending	411	1	464	1
Small-ticket commercial real estate	14	0	19	0
Total commercial banking	425	1	483	1
Total	$1,855	$39	$1,916	$112
__________

(1)	Impaired loans include troubled debt restructurings (“TDRs”), all commercial NPLs, and home loans NPLs with a specific impairment.

(2)	Credit card loans include finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TDRs accounted for $1.6 billion and $1.7 billion of impaired loans as of September 30, 2014 and December 31, 2013, respectively. Consumer TDRs classified as performing totaled $995 million and $1.1 billion as of September 30, 2014 and December 31, 2013, respectively. Commercial TDRs classified as performing totaled $204 million and $180 million as of September 30, 2014 and December 31, 2013, respectively.
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as TDRs during the period:
Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended September 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$68	100%	11.52%	0%	0	0%	$0
International credit card	35	100	25.41	0	0	0	0
Total credit card	103	100	16.12	0	0	0	0
Consumer Banking:
Auto	88	40	1.70	64	9	35	28
Home loan	10	41	3.33	52	150	2	0
Retail banking	1	17	6.42	88	3	0	0
Total consumer banking	99	40	1.88	63	21	31	28
Commercial Banking:
Commercial and multifamily real estate	1	0	0.00	0	0	0	0
Commercial and industrial	3	96	0.85	100	7	11	0
Total commercial lending	4	71	0.85	74	7	8	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	4	71	0.85	74	7	8	0
Total	$206	70	11.94	32	20	15	$28

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Total Loans Modified(1)	Nine Months Ended September 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$199	100%	11.52%	0%	0	0%	$0
International credit card	116	100	25.35	0	0	0	0
Total credit card	315	100	16.60	0	0	0	0
Consumer Banking:
Auto	234	37	1.24	63	9	36	75
Home loan	29	34	2.64	39	154	6	1
Retail banking	9	8	5.17	72	7	0	0
Total consumer banking	272	36	1.41	61	19	31	76
Commercial Banking:
Commercial and multifamily real estate	67	31	1.26	92	7	6	2
Commercial and industrial	16	20	0.18	67	10	2	0
Total commercial lending	83	29	1.11	87	8	5	2
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	84	28	1.11	86	8	5	2
Total	$671	65	12.34	36	16	13	$78

	Total Loans Modified(1)	Three Months Ended September 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$80	100%	11.24%	0%	0	0%	$0
International credit card	46	100	25.26	0	0	0	0
Total credit card	126	100	16.34	0	0	0	0
Consumer Banking:
Auto	73	32	1.04	54	9	45	30
Home loan	10	45	3.33	58	25	13	0
Retail banking	6	9	3.89	60	6	0	0
Total consumer banking	89	31	1.45	55	11	38	30
Commercial Banking:
Commercial and multifamily real estate	18	67	1.74	54	43	0	0
Commercial and industrial	15	0	0.00	100	7	0	0
Total commercial lending	33	36	1.74	75	21	0	0
Small-ticket commercial real estate	4	0	0.00	0	0	0	0
Total commercial banking	37	32	1.74	67	21	0	0
Total	$252	66	12.79	29	14	14	$30

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Total Loans Modified(1)	Nine Months Ended September 30, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$234	100%	11.90%	0%	0	0%	$0
International credit card	144	100	24.89	0	0	0	0
Total credit card	378	100	16.85	0	0	0	0
Consumer Banking:
Auto	196	31	1.53	54	9	45	79
Home loan	78	23	2.95	18	99	22	3
Retail banking	25	6	3.61	61	8	0	0
Total consumer banking	299	27	1.89	45	18	35	82
Commercial Banking:
Commercial and multifamily real estate	50	24	1.74	76	16	0	0
Commercial and industrial	31	0	0.00	68	7	1	0
Total commercial lending	81	15	1.74	73	13	0	0
Small-ticket commercial real estate	5	0	0.00	0	0	0	0
Total commercial banking	86	14	1.74	69	13	0	0
Total	$763	62	13.93	25	16	14	$82
__________

(1)
Represents total loans modified and accounted for as TDRs during the period. Paydowns, net charge-offs and any other changes in the loan carrying value subsequent to the loan entering TDR status are not reflected.

(2)	Represents percentage of loans modified and accounted for as TDRs during the period that were granted a reduced interest rate.

(3)	Due to multiple concessions granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

(4)	Represents weighted average interest rate reduction for those loans that received an interest rate concession.

(5)	Represents percentage of loans modified and accounted for as TDRs during the period that were granted a maturity date extension.

(6)	Represents weighted average change in maturity date for those loans that received a maturity date extension.

(7)	Represents percentage of loans modified and accounted for as TDRs during the period that were granted forgiveness or forbearance of a portion of their balance.

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

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 4.11: TDR - Subsequent Defaults

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	9,882	$16	30,502	$47
International credit card(1)	9,109	24	29,513	84
Total credit card	18,991	40	60,015	131
Consumer Banking:
Auto	1,674	18	4,672	49
Home loan	2	1	12	3
Retail banking	13	0	53	9
Total consumer banking	1,689	19	4,737	61
Commercial Banking:
Commercial and multifamily real estate	0	0	4	6
Commercial and industrial	0	0	2	1
Total commercial lending	0	0	6	7
Small-ticket commercial real estate	18	0	26	3
Total commercial banking	18	0	32	10
Total	20,698	$59	64,784	$202

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	10,114	$16	28,957	$53
International credit card(1)	12,641	36	35,769	104
Total credit card	22,755	52	64,726	157
Consumer Banking:
Auto	2,321	17	7,178	49
Home loan	7	1	25	2
Retail banking	41	3	99	5
Total consumer banking	2,369	21	7,302	56
Commercial Banking:
Commercial and multifamily real estate	3	4	10	15
Commercial and industrial	13	11	20	19
Total commercial lending	16	15	30	34
Small-ticket commercial real estate	0	0	1	0
Total commercial banking	16	15	31	34
Total	25,140	$88	72,059	$247
__________

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acquired Loans Accounted for Based on Expected Cash Flows
Outstanding Balance and Carrying Value of Acquired Loans
The table below presents the outstanding contractual balance and the carrying value of loans from the CCB, ING Direct and 2012 U.S. card acquisitions accounted for based on expected cash flows as of September 30, 2014 and December 31, 2013. The table separately displays loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.
Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	September 30, 2014			December 31, 2013
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Contractual balance	$26,472	$4,434	$22,038	$30,565	$5,016	$25,549
Carrying value(1)	24,712	2,961	21,751	28,580	3,285	25,295
__________

(1)	Includes $23 million and $38 million of allowance for loan and lease losses for these loans as of September 30, 2014 and December 31, 2013, respectively.
Changes in Accretable Yield
The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:
Table 4.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309
Accretion recognized in earnings	(1,182)	(427)	(755)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	1,005	629	376
Increases in accretable yield for non-credit related changes in expected cash flows(2)	389	13	376
Accretable yield as of December 31, 2013	$6,420	$2,114	$4,306
Accretion recognized in earnings	(799)	(295)	(504)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	105	89	16
(Reductions) increases in accretable yield for non-credit related changes in expected cash flows(2)	(192)	(299)	107
Accretable yield as of September 30, 2014	$5,534	$1,609	$3,925
__________

(1)	Represents increases in accretable yields for those pools that are driven primarily by improved credit performance.

(2)	Represents changes in accretable yields for those pools that are driven primarily by changes in actual and estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $289.1 billion and $276.7 billion as of September 30, 2014 and December 31, 2013, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $23.5 billion and $20.9 billion as of September 30, 2014 and December 31, 2013, respectively.

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses on our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.
See “Note 1—Summary of Significant Accounting Policies” of our 2013 Form 10-K for further discussion on the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments.
Allowance for Loan and Lease Losses Activity
The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is charged to earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our net charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance for loan and lease losses and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three and nine months ended September 30, 2014 and 2013:
Table 5.1: Allowance for Loan and Lease Losses

	Three Months Ended September 30, 2014
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of June 30, 2014	$2,858	$642	$67	$56	$765	$368	$7	$3,998	$102	$4,100
Provision for credit losses	787	194	(9)	13	198	4	(1)	988	5	993
Charge-offs	(885)	(245)	(4)	(15)	(264)	(4)	(2)	(1,155)	0	(1,155)
Recoveries	313	69	2	3	74	10	2	399	0	399
Net charge-offs	(572)	(176)	(2)	(12)	(190)	6	0	(756)	0	(756)
Other changes(2)	(16)	0	(1)	0	(1)	0	(1)	(18)	0	(18)
Balance as of September 30, 2014	$3,057	$660	$55	$57	$772	$378	$5	$4,212	$107	$4,319

	Nine Months Ended September 30, 2014
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402
Provision for credit losses	1,894	475	(15)	21	481	41	(4)	2,412	20	2,432
Charge-offs	(2,975)	(633)	(23)	(44)	(700)	(19)	(8)	(3,702)	0	(3,702)
Recoveries	938	212	11	17	240	18	7	1,203	0	1,203
Net charge-offs	(2,037)	(421)	(12)	(27)	(460)	(1)	(1)	(2,499)	0	(2,499)
Other changes(2)	(14)	0	(1)	0	(1)	0	(1)	(16)	0	(16)
Balance as of September 30, 2014	$3,057	$660	$55	$57	$772	$378	$5	$4,212	$107	$4,319

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2013
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of June 30, 2013	$3,349	$537	$79	$86	$702	$338	$18	$4,407	$69	$4,476
Provision for credit losses	617	200	5	(3)	202	11	(1)	829	20	849
Charge-offs	(1,036)	(210)	(6)	(18)	(234)	(17)	(7)	(1,294)	0	(1,294)
Recoveries	302	58	1	5	64	9	2	377	0	377
Net charge-offs	(734)	(152)	(5)	(13)	(170)	(8)	(5)	(917)	0	(917)
Other change(2)	13	0	(1)	0	(1)	0	2	14	0	14
Balance as of September 30, 2013	$3,245	$585	$78	$70	$733	$341	$14	$4,333	$89	$4,422

	Nine Months Ended September 30, 2013
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191
Provision for credit losses	2,073	464	(22)	2	444	(73)	(2)	2,442	54	2,496
Charge-offs	(3,479)	(545)	(18)	(62)	(625)	(43)	(22)	(4,169)	0	(4,169)
Recoveries	973	179	5	18	202	24	5	1,204	0	1,204
Net charge-offs	(2,506)	(366)	(13)	(44)	(423)	(19)	(17)	(2,965)	0	(2,965)
Other changes(2)	(301)	1	0	0	1	0	0	(300)	0	(300)
Balance as of September 30, 2013	$3,245	$585	$78	$70	$733	$341	$14	$4,333	$89	$4,422
__________

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

(2)
Primarily represents foreign currency translation adjustments and the net impact of loan transfers and sales. In the first quarter of 2013, the allowance for loan and lease losses was reduced by $289 million attributable to the transfer of the Best Buy loan portfolio from loans held for investment to loans held for sale, which was subsequently sold in the third quarter of 2013.

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses, by portfolio segment and impairment methodology, and the recorded investment of the related loans as of September 30, 2014 and December 31, 2013:
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	September 30, 2014
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,835	$642	$17	$50	$709	$346	$5	$3,895
Asset-specific(2)	222	18	16	6	40	32	0	294
Acquired Loans(3)	0	0	22	1	23	0	0	23
Total allowance for loan and lease losses	$3,057	$660	$55	$57	$772	$378	$5	$4,212
Loans held for investment by impairment methodology:
Collectively evaluated(1)	$79,897	$36,049	$6,444	$3,506	$45,999	$49,213	$112	$175,221
Asset-specific(2)	706	204	360	51	615	365	0	1,686
Acquired Loans(3)	28	1	24,399	47	24,447	210	0	24,685
Total loans held for investment	$80,631	$36,254	$31,203	$3,604	$71,061	$49,788	$112	$201,592
Allowance as a percentage of period-end loans held for investment	3.79%	1.82%	0.18%	1.57%	1.09%	0.76%	5.00%	2.09%

	December 31, 2013
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,953	$590	$27	$53	$670	$313	$11	$3,947
Asset-specific(2)	261	16	18	10	44	25	0	330
Acquired Loans(3)	0	0	38	0	38	0	0	38
Total allowance for loan and lease losses	$3,214	$606	$83	$63	$752	$338	$11	$4,315
Loans held for investment by impairment methodology:
Collectively evaluated(1)	$80,462	$31,683	$6,704	$3,501	$41,888	$44,420	$121	$166,891
Asset-specific(2)	780	169	394	86	649	329	0	1,758
Acquired Loans(3)	63	5	28,184	36	28,225	262	0	28,550
Total loans held for investment	$81,305	$31,857	$35,282	$3,623	$70,762	$45,011	$121	$197,199
Allowance as a percentage of period-end loans held for investment	3.95%	1.90%	0.24%	1.74%	1.06%	0.75%	9.09%	2.19%
__________

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
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of September 30, 2014 and December 31, 2013. We separately present information for consolidated and unconsolidated VIEs.
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
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs(1)

	September 30, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$36,976	$11,239	$0	$0	$0
Home loan securitizations(3)	0	0	203	33	858
Total securitization-related VIEs	36,976	11,239	203	33	858
Other VIEs:
Affordable housing entities	0	0	3,250	443	3,250
Entities that provide capital to low-income and rural communities	391	99	1	0	1
Other	6	0	80	0	80
Total other VIEs	397	99	3,331	443	3,331
Total VIEs	$37,373	$11,338	$3,534	$476	$4,189

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$40,422	$12,671	$0	$0	$0
Home loan securitizations(3)	0	0	199	15	702
Total securitization-related VIEs	40,422	12,671	199	15	702
Other VIEs:
Affordable housing entities	0	0	2,969	463	2,969
Entities that provide capital to low-income and rural communities	389	98	1	0	1
Other	1	1	95	0	95
Total other VIEs	390	99	3,065	463	3,065
Total VIEs	$40,812	$12,770	$3,264	$478	$3,767
__________

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

Securitization-Related VIEs
In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In some cases, we are contractually required to exercise the repurchase option if the primary servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies, Guarantees, and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the securitization-related VIEs in which we had continuing involvement as of September 30, 2014 and December 31, 2013:
Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage	Mortgage
(Dollars in millions)	Credit Card	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
September 30, 2014:
Securities held by third-party investors	$10,508	$2,094		$102		$912
Receivables in the trust	36,571	2,165		97		918
Cash balance of spread or reserve accounts	0	8		0		143
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No		No	(2)
Amortization event(3)	No	No		No		No
December 31, 2013:
Securities held by third-party investors	$10,289	$2,320		$122		$994
Receivables in the trust	39,548	2,399		116		1,000
Cash balance of spread or reserve accounts	3	8		N/A		144
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No		No		No
__________

(1)	We retained servicing of the outstanding balance for a portion of securitized mortgage receivables.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)
Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics such as net charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations
As of September 30, 2014 and December 31, 2013, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.1 billion and $2.3 billion as of September 30, 2014 and December 31, 2013, respectively.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the securitization of certain option-ARM loans, a third party is obligated to advance a portion of any “negative amortization” resulting from monthly payments that are less than the interest accrued for that payment period. We have an agreement in place with the third party that mirrors this advance requirement. The amount advanced is tracked through mortgage-backed securities retained as part of the securitization transaction. As advances occur, we record an asset in the form of negative amortization bonds, which are held at fair value in other assets on our consolidated balance sheets. Our maximum exposure is affected by rate caps and monthly payment change caps, but the funding obligation cannot exceed the difference between the original loan balance multiplied by a preset negative amortization cap and the current unpaid principal balance. We have also entered into certain derivative contracts related to the securitization activities. These are classified as free-standing derivatives, with fair value adjustments recorded in non-interest income. See “Note 9—Derivative Instruments and Hedging Activities” for further details on these derivatives.
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold home equity lines of credit in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the home equity lines of credit when certain performance triggers are met due to deterioration in asset performance. We have funded cumulative advances of $30 million and $29 million as of September 30, 2014 and December 31, 2013, respectively. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $7 million related to those interests for our non-consolidated VIEs as of both September 30, 2014 and December 31, 2013.
GreenPoint Credit Manufactured Housing
We retain the primary obligation for certain provisions of corporate guarantees, recourse sales and clean-up calls related to the discontinued manufactured housing operations of GreenPoint Credit, LLC, which was a subsidiary of GreenPoint and was sold to a third party in 2004. Although we are the primary obligor, recourse obligations related to aforementioned whole loan sales, commitments to exercise mandatory clean-up calls on certain securitization transactions and servicing were transferred to a third party in the sale transaction. We do not consolidate the trusts used for the securitization of manufactured housing loans because we do not have the power to direct the activities that most significantly impact the economic performance of the trusts since we no longer service the loans.
We were required to fund letters of credit in 2004 to cover losses and are obligated to fund future amounts under swap agreements for certain transactions. We have the right to receive any funds remaining in the letters of credit after the securities are released.
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $918 million and $1.0 billion as of September 30, 2014 and December 31, 2013, respectively. In the event the third-party servicer does not fulfill on its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.
We monitor the underlying assets for trends in delinquencies and related losses and review the purchaser’s financial strength as well as servicing performance. These factors are considered in assessing the adequacy of the liabilities established for these obligations and the valuations of the assets.
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multi-family affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.3 billion and $3.0 billion as of September 30, 2014 and December 31, 2013, respectively. Our maximum exposure to these entities is limited to our variable

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interests in the entities and was $3.3 billion and $3.0 billion as of September 30, 2014 and December 31, 2013, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide. The total assets of the unconsolidated VIE investment funds were $10.0 billion and $9.8 billion as of September 30, 2014 and December 31, 2013, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated, which totaled approximately $391 million and $389 million as of September 30, 2014 and December 31, 2013, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.
Other
Other VIEs primarily includes a variable interest that we hold in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $172 million and $204 million as of September 30, 2014 and December 31, 2013, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $80 million and $93 million as of September 30, 2014 and December 31, 2013, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure to this entity is limited to our variable interest of $80 million and $93 million as of September 30, 2014 and December 31, 2013, respectively. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below displays the components of goodwill, other intangible assets and mortgage serving rights (“MSRs”) as of September 30, 2014 and December 31, 2013. Goodwill is presented separately on our consolidated balance sheets. Other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	September 30, 2014			December 31, 2013
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$13,970	N/A	$13,970	$13,978	N/A	$13,978
Other intangible assets:
Purchased credit card relationship intangibles (“PCCR”)	2,125	$(1,066)	1,059	2,125	$(784)	1,341
Core deposit intangibles	1,771	(1,540)	231	1,771	(1,440)	331
Other(2)	301	(151)	150	316	(139)	177
Total other intangible assets	4,197	(2,757)	1,440	4,212	(2,363)	1,849
Total goodwill and other intangible assets	$18,167	$(2,757)	$15,410	$18,190	$(2,363)	$15,827
MSRs:
Consumer MSRs(3)	$58	N/A	$58	$73	N/A	$73
Commercial MSRs(4)	153	$(18)	135	135	$(3)	132
Total MSRs	$211	$(18)	$193	$208	$(3)	$205
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our balance sheet.

(2)
Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and trademark/name intangibles. Also includes certain indefinite-lived intangibles of $4 million as of September 30, 2014 and December 31, 2013, respectively.

(3)	Represent MSRs related to our consumer business that are carried at fair value on our consolidated financial statements.

(4)
Represent MSRs related to our commercial business that are subsequently measured under the amortization method and periodically assessed for impairment. None of these MSRs were impaired during the nine months ended September 30, 2014 and no valuation allowance was recorded as of September 30, 2014 and December 31, 2013.

Amortization expense for amortizable intangible assets, which is presented separately on our consolidated statements of income, totaled $130 million and $409 million for the three and nine months ended September 30, 2014, respectively, and $161 million and $505 million for the three and nine months ended September 30, 2013, respectively.
Goodwill
The following table presents goodwill attributable to each of our business segments as of September 30, 2014 and December 31, 2013.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2013	$5,005	$4,585	$4,388	$13,978
Acquisitions	0	0	0	0
Other adjustments	(2)	(1)	(5)	(8)
Balance as of September 30, 2014	$5,003	$4,584	$4,383	$13,970

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8—DEPOSITS AND BORROWINGS
Deposits
Our deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, including demand, money market, certificates of deposits, negotiable order of withdrawal (“NOW”) and savings accounts.
Securitized and Unsecured Debt Obligations
We use a variety of funding sources other than deposits, including short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and securitization transactions. In addition, we utilize FHLB advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs. The securitization debt obligations are separately presented on our consolidated balance sheets, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors were $10.5 billion and $10.3 billion of September 30, 2014 and December 31, 2013, respectively. During the first nine months of 2014, $3.0 billion of new debt was issued to third-party investors from the loan securitization trusts, offset by $2.8 billion of debt maturities.
Senior and Subordinated Notes
As of September 30, 2014, we had $18.5 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $33 million. As of December 31, 2013, we had $13.1 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $8 million. During the first nine months of 2014, we issued $7.8 billion of long-term senior unsecured debt, comprised of $250 million of floating rate notes and $7.5 billion of fixed rate notes. During the first nine months of 2014, $2.4 billion of outstanding unsecured notes matured. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.7 billion and $1.9 billion as of September 30, 2014 and December 31, 2013, respectively, and are included in other assets on our consolidated balance sheets.
We had outstanding FHLB advances and lines of credit, which were secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and home equity lines of credit, totaling $10.9 billion and $16.3 billion as of September 30, 2014 and December 31, 2013, respectively. We did not access the Federal Reserve Discount Window for funding during 2014 or 2013.
Composition of Deposits, Short-term Borrowings and Long-term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of September 30, 2014 and December 31, 2013. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 8.1: Components of Deposits, Short-term Borrowings and Long-term Debt

(Dollars in millions)	September 30, 2014	December 31, 2013
Deposits:
Non-interest bearing deposits	$25,388	$22,643
Interest-bearing deposits	178,876	181,880
Total deposits	$204,264	$204,523
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2,330	$915
FHLB advances	9,800	15,300
Total short-term borrowings	$12,130	$16,215

	September 30, 2014
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate	Outstanding Amount	December 31, 2013
Long-term debt:
Securitized debt obligations(1)	2014 - 2025	0.20 - 5.75%	1.35%	$10,508	$10,289
Senior and subordinated notes:
Fixed unsecured senior debt(1)	2015 - 2024	1.00 - 6.75%	2.77%	15,055	9,612
Floating unsecured senior debt	2015 - 2017	0.68 - 0.88%	0.77%	880	852
Total unsecured senior debt			2.66%	15,935	10,464
Fixed unsecured subordinated debt(1)	2016 - 2023	3.38 - 8.80%	4.97%	2,599	2,670
Total senior and subordinated notes				18,534	13,134
Other long-term borrowings:
FHLB advances	2014 - 2023	0.26 - 6.88%	0.56%	1,071	1,016
Total long-term debt				30,113	24,439
Total short-term borrowings and long-term debt				$42,243	$40,654
___________

(1)	Outstanding amount includes the impact from hedge accounting.
Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and nine months ended September 30, 2014 and 2013:
Table 8.2: Components of Interest Expense on Short-term Borrowings and Long-term Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$0	$1	$1
FHLB advances	6	6	15	22
Total short-term borrowings	6	6	16	23
Long-term debt:
Securitized debt obligations(1)	32	42	109	143
Senior and subordinated notes(1)	71	76	226	240
Other long-term borrowings	10	5	20	17
Total long-term debt	113	123	355	400
Total interest expense	$119	$129	$371	$423
__________

(1)	Interest expense includes the impact from hedge accounting.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage our asset and liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Market and Liquidity Risk Policy which is approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current asset and liability management policy also includes the use of derivatives to hedge foreign currency denominated transactions to limit our earnings and capital ratio exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risk. We also offer various derivatives to our customers as part of our Commercial Banking business but usually offset our exposure through derivative transactions with other counterparties.
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

•
Net Investment Hedges: We use net investment hedges to manage the foreign currency exposure related to our non-dollar net investments in foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI, effectively offsetting the translation gain or loss from consolidating the foreign subsidiaries onto the parent’s balance sheet. During the third quarter of 2014, we executed net investment hedges using foreign exchange forward contracts to hedge the translation exposure of the non-dollar equity invested in our foreign operations.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments reported on our consolidated balance sheets as of September 30, 2014 and December 31, 2013. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2014			December 31, 2013
	Notional or Contractual Amount	Derivative		Notional or Contractual Amount	Derivative
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$23,008	$214	$105	$15,695	$289	$223
Cash flow hedges	20,100	4	65	12,825	0	149
Total interest rate contracts	43,108	218	170	28,520	289	372
Foreign exchange contracts:
Cash flow hedges	4,860	129	0	4,806	49	53
Net investment hedges	2,419	113	0	0	0	0
Total foreign exchange contracts	7,279	242	0	4,806	49	53
Total derivatives designated as accounting hedges	50,387	460	170	33,326	338	425
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	483	2	1	353	0	7
Customer accommodation	27,208	338	168	25,365	405	209
Other interest rate exposures(2)	2,657	31	17	1,864	29	17
Total interest rate contracts	30,348	371	186	27,582	434	233
Foreign exchange contracts	190	5	0	1,422	184	37
Other contracts	526	0	13	1,094	3	15
Total derivatives not designated as accounting hedges	31,064	376	199	30,098	621	285
Total derivatives	$81,451	$836	$369	$63,424	$959	$710
__________

(1)	Includes interest rate swaps and To Be Announced (“TBA”) contracts used to hedge our MSR portfolio.

(2)	Other interest rate exposures include mortgage related derivatives.
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
We present all of our derivative assets and liabilities and repurchase agreements on a gross basis on our consolidated balance sheets. The following table presents as of September 30, 2014 and December 31, 2013, the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amount permitted under the accounting standards for offsetting assets and liabilities. Under the accounting standard, gross positive fair values could be offset against gross negative fair values by counterparty pursuant to legally enforceable master netting agreements, if the netting presentation method is elected. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts related to derivative assets, derivative liabilities and repurchase agreements are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of overcollateralization are not shown.

111	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Offsetting Amounts Not Netted
(Dollars in millions)				Financial Instruments	Collateral Received (1)	Net Exposure(2)
As of September 30, 2014
Derivatives assets	$836	$0	$836	$(141)	$(425)	$270
As of December 31, 2013
Derivatives assets	$959	$0	$959	$(262)	$(450)	$247

	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Offsetting Amounts Not Netted
(Dollars in millions)				Financial Instruments	Collateral Pledged		Net Exposure
As of September 30, 2014
Derivatives liabilities	$369	$0	$369	$(141)	$(170)	(1)	$58
Repurchase agreements	940	0	940	0	(940)		0
As of December 31, 2013
Derivatives liabilities	$710	$0	$710	(262)	$(371)	(1)	$77
Repurchase agreements	907	0	907	0	(907)		0
__________

(1)	When we receive or pledge collateral, we factor in accrued interest when calculating net positions with counterparties.

(2)
The majority of the net position relates to customer-accommodation derivatives. Customer-accommodation derivatives are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

Credit Risk-Related Contingency Features and Collateral
Certain of our derivative contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivative counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivative contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivative counterparties to demand additional collateralization on such derivative instruments in a net liability position. Of the $170 million of collateral pledged as of September 30, 2014, we have posted $118 million in cash collateral. We posted $371 million of cash collateral as of December 31, 2013. If our debt credit rating had fallen below investment grade, we would have been required to post an additional variation margin, which represents the impact of daily position mark-to-market calculations, of less than $1 million as of both September 30, 2014 and December 31, 2013. In addition, we would have been required to post independent margin of $56 million and $58 million as of September 30, 2014 and December 31, 2013, respectively, in compliance with the terms of certain of our swap agreements. The fair value of derivative instruments with credit-risk-related contingent features in a net liability position was less than $1 million and $1 million as of September 30, 2014 and December 31, 2013, respectively.
Derivative Counterparty Credit Risk
Derivative instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivative counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivative assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we maintain collateral agreements with certain derivative counterparties. These agreements typically require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $362 million and $397 million as of September 30, 2014 and December 31, 2013, respectively. We also received securities from derivatives counterparties totaling $63 million and $53 million as of September 30, 2014 and December 31, 2013, respectively, which we have the ability to re-pledge.

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivative contract, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivative asset balance was $5 million and $7 million as of September 30, 2014 and December 31, 2013, respectively. We also adjust the fair value of our derivative liabilities to reflect the impact of our credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $2 million and $6 million as of September 30, 2014 and December 31, 2013, respectively.
Income Statement Presentation and AOCI
The following tables summarize the impact of derivatives and the related hedged items on our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and nine months ended September 30, 2014 and 2013:
Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Derivatives designated as accounting hedges(1):
Fair value interest rate contracts:
(Losses) gains recognized in earnings on derivatives	$(94)	$3	$42	$(409)
Gains (losses) recognized in earnings on hedged items	110	(10)	(5)	380
Net fair value hedge ineffectiveness gains (losses)	16	(7)	37	(29)
Derivatives not designated as accounting hedges(1):
Interest rate contracts covering:
MSRs	1	0	14	(8)
Customer accommodation	7	6	15	31
Other interest rate exposures	5	4	8	(5)
Total interest rate contracts	13	10	37	18
Foreign exchange contracts	0	0	1	(4)
Other contracts	(2)	(18)	(1)	(25)
Total gains (losses) on derivatives not designated as accounting hedges	11	(8)	37	(11)
Net derivative gains (losses) recognized in earnings	$27	$(15)	$74	$(40)
__________

(1)	Amounts are recorded on our consolidated statements of income in other non-interest income.

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and nine months ended September 30, 2014 and 2013:
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(34)	$65	$112	$(82)
Foreign exchange contracts	(5)	(6)	(16)	(16)
Subtotal	(39)	59	96	(98)
Net investment hedges:
Foreign exchange contracts	71	0	71	0
Net derivatives gains (losses) recognized in AOCI	$32	$59	$167	$(98)
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$34	$14	$90	$40
Foreign exchange contracts(2)	(5)	(8)	(16)	(17)
Subtotal	29	6	74	23
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	(1)	1	0	0
Net derivative gains recognized in earnings	$28	$7	$74	$23
__________

(1)	Amounts reclassified are recorded on our consolidated statements of income in interest income or interest expense.

(2)	Amounts reclassified are recorded on our consolidated statements of income in other non-interest income.
We expect to reclassify net after-tax losses of $22 million recorded in AOCI as of September 30, 2014, related to derivatives designated as cash flow hedges to earnings over the next 12 months, which we expect to offset against the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was five years as of September 30, 2014. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income as of September 30, 2014 and December 31, 2013, as well as the current period activities related to other comprehensive income. AOCI is presented net of deferred tax of $304 million and $544 million as of September 30, 2014 and December 31, 2013, respectively.
Table 10.1: Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of June 30, 2014	$419	$(863)	$(20)	$106	$(13)	$(371)
Other comprehensive income (loss) before reclassifications	(62)	0	(39)	(82)	3	(180)
Net realized (gains) losses reclassified from AOCI into earnings	(3)	22	(29)	0	2	(8)
Net other comprehensive income (loss)	(65)	22	(68)	(82)	5	(188)
AOCI as of September 30, 2014	$354	$(841)	$(88)	$24	$(8)	$(559)

	Nine Months Ended September 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)
Other comprehensive income (loss) before reclassifications	259	0	96	(16)	6	345
Net realized (gains) losses reclassified from AOCI into earnings	(11)	56	(74)	0	(3)	(32)
Net other comprehensive income (loss)	248	56	22	(16)	3	313
AOCI as of September 30, 2014	$354	$(841)	$(88)	$24	$(8)	$(559)

	Three Months Ended September 30, 2013
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of June 30, 2013	$(517)	$0	$(129)	$(111)	$(35)	$(792)
Other comprehensive income (loss) before reclassifications	692	(916)	59	124	(1)	(42)
Net realized (gains) losses reclassified from AOCI into earnings	0	1	(6)	0	0	(5)
Net other comprehensive income (loss)	692	(915)	53	124	(1)	(47)
AOCI as of September 30, 2013	$175	$(915)	$(76)	$13	$(36)	$(839)

	Nine Months Ended September 30, 2013
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2012	$703	$0	$45	$32	$(41)	$739
Other comprehensive income (loss) before reclassifications	(526)	(916)	(98)	(19)	4	(1,555)
Net realized (gains) losses reclassified from AOCI into earnings	(2)	1	(23)	0	1	(23)
Net other comprehensive income (loss)	(528)	(915)	(121)	(19)	5	(1,578)
AOCI as of September 30, 2013	$175	$(915)	$(76)	$13	$(36)	$(839)

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

__________

(1)
In the third quarter of 2013, we transferred securities with a fair value of $18.3 billion on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer. The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value. These unrealized gains or losses will be recorded over the remaining life of the security with no impact on future net income.

(2)	Include impact from foreign currency transactions that are designated as net investment hedges.
Table 10.2: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2014	2013	2014	2013
Securities available for sale:
	Non-interest income - Other	$6	$0	$18	$3
	Income tax provision	3	0	7	1
	Net income	3	0	11	2
Securities held to maturity:(1)
	Non-interest income - Other	(35)	(2)	(96)	(2)
	Income tax benefit	(13)	(1)	(40)	(1)
	Net income	(22)	(1)	(56)	(1)
Cash flow hedges:
Interest rate contracts:
	Interest income - Other	54	23	144	65
Foreign exchange contracts:
	Non-interest income - Other	(7)	(13)	(25)	(27)
		47	10	119	38
	Income tax provision	18	4	45	15
	Net income	29	6	74	23
Other:
	Various	2	0	10	(1)
	Income tax provision	4	0	7	0
	Net income	(2)	0	3	(1)
Total reclassifications		$8	$5	$32	$23
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes other comprehensive income activity and the related tax impact for the three and nine months ended September 30, 2014 and 2013:
Table 10.3: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2014			2013
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(104)	$(39)	$(65)	$1,107	$415	$692
Net unrealized gains (losses) on securities transferred to held to maturity	35	13	22	(1,465)	(550)	(915)
Net unrealized gains (losses) on cash flow hedges	(107)	(39)	(68)	84	31	53
Foreign currency translation adjustments(1)	(41)	41	(82)	124	0	124
Other	6	1	5	(1)	0	(1)
Other comprehensive loss	$(211)	$(23)	$(188)	$(151)	$(104)	$(47)

	Nine Months Ended September 30,
	2014			2013
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$394	$146	$248	$(849)	$(321)	$(528)
Net unrealized gains (losses) on securities transferred to held to maturity	96	40	56	(1,465)	(550)	(915)
Net unrealized gains (losses) on cash flow hedges	37	15	22	(195)	(74)	(121)
Foreign currency translation adjustments(1)	25	41	(16)	(19)	0	(19)
Other	2	(1)	3	6	1	5
Other comprehensive income (loss)	$554	$241	$313	$(2,522)	$(944)	$(1,578)
__________

(1)	Includes the impact from foreign currency transactions that are designated as net investment hedges.

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2014	2013	2014	2013
Basic earnings
Income from continuing operations, net of tax	$1,125	$1,118	$3,453	$3,479
Loss from discontinued operations, net of tax	(44)	(13)	(24)	(210)
Net income	1,081	1,105	3,429	3,269
Dividends and undistributed earnings allocated to participating securities(1)	(5)	(5)	(14)	(14)
Preferred stock dividends	(20)	(13)	(46)	(39)
Net income available to common stockholders	$1,056	$1,087	$3,369	$3,216

Net income from continuing operations per share	$1.97	$1.89	$5.99	$5.89
Loss from discontinued operations per share	(0.08)	(0.02)	(0.04)	(0.36)
Net income per share	$1.89	$1.87	$5.95	$5.53
Total weighted-average basic shares outstanding	559.9	582.3	566.1	581.4

Diluted earnings(2)
Net income available to common stockholders	$1,056	$1,087	$3,369	$3,216
Net income from continuing operations per share	$1.94	$1.86	$5.90	$5.82
Loss from discontinued operations per share	(0.08)	(0.02)	(0.04)	(0.36)
Net income per share	$1.86	$1.84	$5.86	$5.46

Total weighted-average basic shares outstanding	559.9	582.3	566.1	581.4
Effect of dilutive securities:
Stock options	2.8	2.4	2.7	2.1
Other contingently issuable shares	1.6	1.7	1.5	1.6
Warrants (3)	3.6	4.7	4.9	3.9
Total effect of dilutive securities	8.0	8.8	9.1	7.6
Total weighted-average diluted shares outstanding	567.9	591.1	575.2	589.0
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Excluded from the computation of diluted earnings per share were 2.3 million shares related to options with exercise prices ranging from $70.96 to $88.81 and 3.2 million shares related to options with exercise prices ranging from $70.96 to $88.81, for the three and nine months ended September 30, 2014, respectively, and 4.8 million shares related to options with exercise prices ranging from $67.37 to $88.81 and 5.5 million shares related to options with exercise prices ranging from $56.28 to $88.81, for the three and nine months ended September 30, 2013, respectively, because their inclusion would be anti-dilutive.

(3)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of September 30, 2014, there were 6.4 million warrants to purchase common stock outstanding, which represents approximately half of the warrants issued in the initial offering.

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The fair value measurement of a financial asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:

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
The FVC, which includes representation from our Risk Management and Finance divisions, is a forum for discussing fair market valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environments and material risks or concerns related to fair market valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the CVG, and provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit Committee or other delegated committee of the Board of Directors.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasury debt obligations	$4,261	$0	$0	$4,261
U.S. agency debt obligations	0	1	0	1
Corporate debt securities guaranteed by U.S. government agencies	0	595	384	979
RMBS	0	23,826	657	24,483
CMBS	0	5,483	303	5,786
Other ABS	0	2,973	110	3,083
Other securities	112	948	12	1,072
Total securities available for sale	4,373	33,826	1,466	39,665
Other assets:
Consumer MSRs	0	0	58	58
Derivative assets(1)	0	785	51	836
Retained interests in securitizations	0	0	203	203
Total assets	$4,373	$34,611	$1,778	$40,762
Liabilities
Other liabilities:
Derivative liabilities(1)	$1	$329	$39	$369
Total liabilities	$1	$329	$39	$369

120	Capital One Financial Corporation (COF)

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
__________

(1)
Does not reflect $3 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2014 and December 31, 2013, respectively. Non-performance risk is reflected in other assets/liabilities on the balance sheet and offset through the income statement in other income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three and nine months ended September 30, 2014 we had minimal movements between Levels 1 and 2.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2014
											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(3)
		Total Gains (Losses) (Realized/Unrealized)
(Dollars in millions)	Balance, July 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$739	$(5)	$3	$0	$(91)	$0	$(16)	$0	$(246)	$384	$(1)
RMBS	836	16	3	42	0	0	(24)	79	(295)	657	16
CMBS	449	0	(2)	158	0	0	(34)	0	(268)	303	0
Other ABS	175	1	3	0	0	0	0	9	(78)	110	1
Other securities	20	(1)	0	0	0	0	(7)	0	0	12	(1)
Total securities available for sale	2,219	11	7	200	(91)	0	(81)	88	(887)	1,466	15
Other assets:
Consumer MSRs	57	(2)	0	0	0	4	(1)	0	0	58	(2)
Derivative assets	50	2	0	0	0	6	(8)	0	1	51	2
Retained interest in securitizations	195	8	0	0	0	0	0	0	0	203	8
Liabilities:
Other liabilities:
Derivative liabilities	37	4	0	0	0	4	(6)	0	0	39	4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2013
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2013(3)

(Dollars in millions)	Balance, July 1, 2013	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2013
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$832	$0	$4	$61	$0	$0	$(19)	$47	$1	$926	$0
RMBS	1,535	(6)	57	85	0	0	(72)	152	(430)	1,321	(5)
CMBS	461	0	(2)	96	0	0	(4)	48	(295)	304	0
Other ABS	109	0	6	129	0	0	0	84	(15)	313	0
Other securities	16	0	0	30	0	0	(6)	0	(2)	38	0
Total securities available for sale	2,953	(6)	65	401	0	0	(101)	331	(741)	2,902	(5)
Other assets:
Consumer MSRs	61	(5)	0	0	0	4	(2)	0	0	58	(5)
Derivative assets	72	(13)	0	0	0	4	(3)	0	(6)	54	(13)
Retained interest in securitizations	198	3	0	0	0	0	0	0	0	201	3
Liabilities:
Other liabilities:
Derivative liabilities	42	4	0	0	0	3	(9)	0	(1)	39	4

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(3)

(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$(5)	$18	$0	$(203)	$0	$(55)	$64	$(362)	$384	$(1)
RMBS	1,304	53	39	1,022	0	0	(156)	199	(1,804)	657	53
CMBS	739	0	3	192	0	0	(64)	66	(633)	303	0
Other ABS	343	4	13	0	0	0	(2)	52	(300)	110	4
Other securities	17	(1)	0	0	0	0	(7)	3	0	12	(1)
Total securities available for sale	3,330	51	73	1,214	(203)	0	(284)	384	(3,099)	1,466	55
Other assets:
Consumer MSRs	69	(19)	0	0	0	11	(3)	0	0	58	(19)
Derivative assets	50	5	0	0	0	13	(14)	0	(3)	51	5
Retained interest in securitizations	199	4	0	0	0	0	0	0	0	203	4
Liabilities:
Other liabilities:
Derivative liabilities	38	8	0	0	0	8	(14)	0	(1)	39	8

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2013
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2013(3)

(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, September 30, 2013
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$(31)	$272	$0	$0	$(47)	$125	$(43)	$926	$0
RMBS	1,335	(16)	141	277	0	0	(217)	681	(880)	1,321	(21)
CMBS	587	0	(49)	643	(10)	0	(31)	168	(1,004)	304	0
Other ABS	102	(1)	12	169	(41)	0	(2)	98	(24)	313	(1)
Other securities	15	0	0	30	0	0	(6)	1	(2)	38	0
Total securities available for sale	2,689	(17)	73	1,391	(51)	0	(303)	1,073	(1,953)	2,902	(22)
Other assets:
Consumer MSRs	55	25	0	0	0	9	(5)	0	(26)	58	25
Derivative assets	90	(20)	0	0	0	8	(15)	0	(9)	54	(20)
Retained interest in securitization	204	(3)	0	0	0	0	0	0	0	201	(3)
Liabilities:
Other liabilities:
Derivative liabilities	38	15	0	0	0	13	(25)	0	(2)	39	15
__________

(1)
Gains (losses) related to Level 3 Consumer MSRs, derivative assets and derivative liabilities, and retained interests in securitizations are reported in other non-interest income, which is a component of non-interest income.

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)
The transfers out of Level 3 for the three and nine months ended September 30, 2014 and 2013 were primarily driven by greater consistency among multiple pricing sources. The transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities.

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$657	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-23% 0-23% 0-11% 0-80%	6% 3% 5% 49%
CMBS	303	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	0-4% 0-100%	1% 4%
Other ABS	110	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	5-7% 0-4% 3-10% 49-88%	6% 3% 6% 75%
U.S. government guaranteed debt and other securities	396	Discounted cash flows (3rd party pricing)	Yield	1-3%	2%
Other assets:
Consumer MSRs	58	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	10-27% 10-21% $62.07-$185.22	16% 13% $75.95
Derivative assets	51	Discounted cash flows	Swap rates	3%	3%
Retained interests in securitization(1)	203	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	28-82 1-11% 4-12% 2-7% 17-111%	N/A
Liabilities:
Other liabilities:
Derivative liabilities	39	Discounted cash flows	Swap rates	3%	3%

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$1,304	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-23% 0-21% 0-18% 0-95%	5% 5% 8% 49%
CMBS	739	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-20%	2% 3%
Other ABS	343	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-8% 1-6% 1-19% 44-80%	3% 2% 12% 69%
U.S. government guaranteed debt and other securities	944	Discounted cash flows (3rd party pricing)	Yield	0-3%	2%
Other assets:
Consumer MSRs	69	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	9-32% 10-17% $81.39-$393.52	14% 11% $89.32
Derivative assets	50	Discounted cash flows	Swap rates	3-4%	4%
Retained interests in securitization(1)	199	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	34-101 2-7% 5-14% 2-7% 15-89%	N/A
Liabilities:
Other liabilities:
Derivative liabilities	38	Discounted cash flows	Swap rates	3-4%	4%
__________

(1)
Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis in the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of LOCOM accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2014 and December 31, 2013, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended:

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	September 30, 2014
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$120	$120
Loans held for sale	0	98	0	98
Other assets(1)	0	0	63	63
Total	$0	$98	$183	$281

	December 31, 2013
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$84	$84
Loans held for sale	0	145	0	145
Other assets(1)	0	0	64	64
Total	$0	$145	$148	$293
__________

(1)
Includes foreclosed property and repossessed assets of $51 million and long-lived assets held for sale of $12 million as of September 30, 2014. Comparatively, includes foreclosed property and repossessed assets of $42 million and long-lived assets held for sale of $22 million as of December 31, 2013.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions, or other available market information. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 28%, and from 0% to 42%, with a weighted average of 13% as of September 30, 2014 and December 31, 2013, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2014 and 2013.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Assets:
Loans held for investment	$(19)	$(27)
Loans held for sale	0	0
Other assets(1)	(6)	(16)
Total	$(25)	$(43)
__________

(1)	Includes the gains and losses related to foreclosed property and repossessed assets and long-lived assets held for sale.
Fair Value of Financial Instruments
The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of September 30, 2014 and December 31, 2013:

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 12.6: Fair Value of Financial Instruments

	September 30, 2014		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,148	$6,148	$6,148	$0	$0
Restricted cash for securitization investors	405	405	405	0	0
Securities available for sale	39,665	39,665	4,373	33,826	1,466
Securities held to maturity	22,182	22,928	0	22,770	158
Net loans held for investment	197,380	201,441	0	0	201,441
Loans held for sale	427	431	0	431	0
Interest receivable	1,268	1,268	0	1,268	0
Derivative assets	836	836	0	785	51
Retained interests in securitizations	203	203	0	0	203
Financial liabilities:
Non-interest bearing deposits	$25,388	$25,388	$25,388	$0	$0
Interest-bearing deposits	178,876	172,688	0	11,341	161,347
Securitized debt obligations	10,508	10,654	0	10,654	0
Senior and subordinated notes	18,534	19,075	0	19,075	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,330	2,330	2,330	0	0
Other borrowings	10,871	10,876	0	10,876	0
Interest payable	249	249	0	249	0
Derivative liabilities	369	369	1	329	39

	December 31, 2013		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,291	$6,291	$6,291	$0	$0
Restricted cash for securitization investors	874	874	874	0	0
Securities available for sale	41,800	41,800	960	37,510	3,330
Securities held to maturity	19,132	19,185	0	18,895	290
Net loans held for investment	192,884	198,138	0	0	198,138
Loans held for sale	218	219	0	219	0
Interest receivable	1,418	1,418	0	1,418	0
Derivatives assets	959	959	3	906	50
Retained interests in securitizations	199	199	0	0	199
Financial liabilities:
Non-interest bearing deposits	$22,643	$22,643	$22,643	$0	$0
Interest-bearing deposits	181,880	175,516	0	14,346	161,170
Securitized debt obligations	10,289	11,081	0	10,835	246
Senior and subordinated notes	13,134	13,715	0	13,715	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	915	915	0	0
Other borrowings	16,316	16,324	0	16,324	0
Interest payable	307	307	0	307	0
Derivatives liabilities	710	710	4	668	38

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of September 30, 2014 and December 31, 2013. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, loans held for sale, interest receivable, interest-bearing deposits, securitized debt obligations, other borrowings and senior and subordinated notes. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.
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
Other Assets
Included in other assets are foreclosed property, other repossessed assets and long-lived assets held for sale. Foreclosed property and other repossessed assets are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value or listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to transact the sale. Due to the use of significant unobservable inputs, foreclosed property is classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed property are recorded in other non-interest expense on the consolidated statements of income. Foreclosed property and repossessed assets, which we report on our consolidated balance sheets under other assets, totaled $129 million and $167 million, respectively, as of September 30, 2014, compared with $113 million and $160 million, respectively, as of December 31, 2013.
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
The following tables present our business segment results for the three and nine months ended September 30, 2014 and 2013, selected balance sheet data as of September 30, 2014 and 2013, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period.

131	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income	$2,627	$1,425	$439	$6	$4,497
Non-interest income	846	179	122	(5)	1,142
Total net revenue	3,473	1,604	561	1	5,639
Provision (benefit) for credit losses	787	198	9	(1)	993
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	90	0	0	0	90
Core deposit intangible amortization	0	26	5	0	31
Total PCCR and core deposit intangible amortization	90	26	5	0	121
Other non-interest expense	1,640	930	263	31	2,864
Total non-interest expense	1,730	956	268	31	2,985
Income (loss) from continuing operations before income taxes	956	450	284	(29)	1,661
Income tax provision (benefit)	332	161	102	(59)	536
Income from continuing operations, net of tax	$624	$289	$182	$30	$1,125
Period-end total loans held for investment	$80,631	$71,061	$49,788	$112	$201,592
Period-end total deposits	0	167,624	31,918	4,722	204,264

	Three Months Ended September 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income (expense)	$2,757	$1,481	$424	$(102)	$4,560
Non-interest income	834	184	87	(14)	1,091
Total net revenue (loss)	3,591	1,665	511	(116)	5,651
Provision (benefit) for credit losses	617	202	31	(1)	849
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	106	0	0	0	106
Core deposit intangible amortization	0	34	6	0	40
Total PCCR and core deposit intangible amortization	106	34	6	0	146
Other non-interest expense	1,798	893	222	50	2,963
Total non-interest expense	1,904	927	228	50	3,109
Income (loss) from continuing operations before income taxes	1,070	536	252	(165)	1,693
Income tax provision (benefit)	376	191	90	(82)	575
Income (loss) from continuing operations, net of tax	$694	$345	$162	$(83)	$1,118
Period-end total loans held for investment	$77,967	$71,285	$42,399	$163	$191,814
Period-end total deposits	0	168,437	30,592	7,805	206,834

132	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income (expense)	$7,613	$4,289	$1,296	$(36)	$13,162
Non-interest income	2,470	499	318	28	3,315
Total net revenue (loss)	10,083	4,788	1,614	(8)	16,477
Provision (benefit) for credit losses	1,894	481	61	(4)	2,432
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	282	0	0	0	282
Core deposit intangible amortization	0	84	16	0	100
Total PCCR and core deposit intangible amortization	282	84	16	0	382
Other non-interest expense	4,893	2,740	774	107	8,514
Total non-interest expense	5,175	2,824	790	107	8,896
Income (loss) from continuing operations before income taxes	3,014	1,483	763	(111)	5,149
Income tax provision (benefit)	1,054	530	273	(161)	1,696
Income from continuing operations, net of tax	$1,960	$953	$490	$50	$3,453
Period-end total loans held for investment	$80,631	$71,061	$49,788	$112	$201,592
Period-end total deposits	0	167,624	31,918	4,722	204,264

	Nine Months Ended September 30, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income (expense)	$8,391	$4,437	$1,227	$(372)	$13,683
Non-interest income	2,487	554	264	(148)	3,157
Total net revenue (loss)	10,878	4,991	1,491	(520)	16,840
Provision (benefit) for credit losses	2,073	444	(18)	(3)	2,496
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	332	0	0	0	332
Core deposit intangible amortization	0	106	21	0	127
Total PCCR and core deposit intangible amortization	332	106	21	0	459
Other non-interest expense	5,239	2,621	656	143	8,659
Total non-interest expense	5,571	2,727	677	143	9,118
Income (loss) from continuing operations before income taxes	3,234	1,820	832	(660)	5,226
Income tax provision (benefit)	1,135	648	296	(332)	1,747
Income (loss) from continuing operations, net of tax	$2,099	$1,172	$536	$(328)	$3,479
Period-end total loans held for investment	$77,967	$71,285	$42,399	$163	$191,814
Period-end total deposits	0	168,437	30,592	7,805	206,834
__________

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES, AND OTHERS
Guarantees
We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit, LLC in 2000. Our maximum credit exposure related to these agreements totaled $14 million and $16 million as of September 30, 2014 and December 31, 2013, respectively. These agreements are recorded on our consolidated balance sheets as a component of other liabilities. The value of our obligations under these agreements was $14 million and $15 million as of September 30, 2014 and December 31, 2013, respectively.
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
On November 1, 2013, we acquired Beech Street Capital, a privately-held, DUS lender that originates multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with Fannie Mae upon the sale of the DUS commercial loans. Under these agreements, we share losses on the covered loans with Fannie Mae on a pari passu basis over the life of the loans. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized on the consolidated statements of income. The associated MSRs will also be reviewed for impairment annually.
We had standby letters of credit and commercial letters of credit with contractual amounts of $2.1 billion and $2.0 billion as of September 30, 2014 and December 31, 2013. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets, was $3 million and $4 million as of September 30, 2014 and December 31, 2013, respectively. These financial guarantees had expiration dates ranging from 2014 to 2025 as of September 30, 2014. The amount of liability recognized on our balance sheet for Fannie Mae and other loss sharing agreements was $34 million and $14 million as of September 30, 2014 and December 31, 2013, respectively. No additional collateral or recourse provisions exist to reduce this exposure.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to U.K. cross sell products, including PPI, which totaled $167 million and $169 million as of September 30, 2014 and December 31, 2013, respectively. Capital One continues to learn from interactions with the relevant stakeholders and engages with them as appropriate regarding our approach to determining the amount of customer refunds, where appropriate. As such, we have updated our calculation used to determine PPI customer refunds, which resulted in a $23 million addition to the reserve in the three months ended September 30, 2014. The addition to the reserve this quarter has been more than offset by a combination of utilization of the reserve through customer refund payments and foreign exchange movements.

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
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of September 30, 2014 and December 31, 2013:
Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	September 30, 2014	December 31, 2013	Total	2008	2007	2006	2005
Government-sponsored enterprises (“GSEs”)	$3	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	5	20	0	2	8	10
Uninsured Securitizations and Other	17	18	80	3	15	30	32
Total	$24	$26	$111	$4	$21	$41	$45
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $24 billion in unpaid principal balance remains outstanding as of September 30, 2014, of which approximately $5 billion in unpaid principal balance is at least 90 days delinquent. Approximately $21 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase requests relating to approximately $2.7 billion original principal balance of mortgage loans as of September 30, 2014, compared with $2.8 billion as of December 31, 2013. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.
Table 14.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions) (All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2012	$59	$1,579	$781	$2,419
Gross new demands received	203	40	391	634
Loans repurchased/made whole	(49)	(5)	(27)	(81)
Demands rescinded	(124)	0	(23)	(147)
Open claims as of December 31, 2013	89	1,614	1,122	2,825
Gross new demands received	19	1	740	760
Loans repurchased/made whole	(28)	0	(3)	(31)
Demands rescinded	(61)	(745)	(12)	(818)
Open claims as of September 30, 2014	$19	$870	$1,847	$2,736
__________

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes changes in our representation and warranty reserves for the three and nine months ended September 30, 2014 and 2013:
Table 14.3: Changes in Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Representation and warranty repurchase reserve, beginning of period(1)	$1,012	$1,156	$1,172	$899
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	0	(13)	(15)	(27)
Recorded in discontinued operations	70	9	34	303
Total provision (benefit) for mortgage representation and warranty losses	70	(4)	19	276
Net realized losses	(2)	(7)	(111)	(30)
Representation and warranty repurchase reserve, end of period(1)	$1,080	$1,145	$1,080	$1,145
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
As indicated in the table below, most of the reserves relate to the $27 billion in original principal balance of mortgage loans sold directly to the GSEs or to the Active Insured Securitizations.
Table 14.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	September 30, 2014	December 31, 2013
Selected period-end data:
GSEs and Active Insured Securitizations	$797	$965	$27
Inactive Insured Securitizations and Others	283	207	84
Total	$1,080	$1,172	$111
___________

(1)	Reflects, in billions, the total original principal balance of mortgage loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.
In establishing reserves for the $11 billion original principal balance of GSE loans, we rely on the historical relationship between GSE loan losses and repurchase outcomes for each GSE, adjusted for any settlements, to estimate: (1) the percentage of current and future GSE loan defaults that we anticipate will result in repurchase requests from the GSEs over the lifetime of the GSE loans; and (2) the percentage of those repurchase requests that we anticipate will result in actual repurchases. We rely on estimated collateral valuations and loss forecast models to estimate our lifetime liability on GSE loans. This reserving approach to the GSE loans reflects the historical interaction with the GSEs around repurchase requests and also includes anticipated repurchases resulting from mortgage insurance rescissions. Although our assumed future claims rate considers the most recent claims experience and actual repurchases, an increase in GSE claims and/or repurchases could result in an increase in our reserve. We have entered into and completed repurchase or settlement agreements with respect to the majority of our repurchase exposure within this category.
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
For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach is based upon the expected resolution of litigation with the monoline bond insurers. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider the current and future monoline insurer losses inherent within the securitization and apply legal judgment to the developing factual and legal record to estimate the liability

137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for each securitization. We consider as factors within the analysis our own past monoline settlements in addition to publicly available industry monoline settlements. Our reserves with respect to the U.S. Bank Litigation, and the DBSP Litigation, in each case as referenced below, are contained within the Active Insured Securitization reserve category. Further, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, such reserves are also contained within this category.
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
The aggregate reserve for all three subsidiaries totaled $1.1 billion as of September 30, 2014, compared with $1.2 billion as of December 31, 2013. We recorded a net provision for mortgage representation and warranty losses of $19 million in the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we had settlements totaling $111 million that were charged against the reserves. The decrease in the representation and warranty reserve was primarily driven by claims paid and legal developments.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of September 30, 2014 is approximately $2.3 billion, a decline from our estimate of $2.6 billion at December 31, 2013. The estimate as of September 30, 2014 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the DBSP Litigation, the FHFA Litigation, and the LXS Trust Litigation.
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
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. This agreement is contingent on final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement. In December 2013, the court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including Capital One (collectively “the Opt-Out Plaintiffs”). Relatedly, in December 2013, individual consumer plaintiffs also filed a proposed national class action against a number of banks, including Capital One, alleging that because the banks conspired to fix interchange fees, consumers were forced to pay more for the fees than appropriate. The consumer case and virtually all of the opt-out cases were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. The consolidated cases are in their preliminary stages, and Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of September 30, 2014 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.
In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other things, that the defendants conspired to fix the merchant discount fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. In March 2014, the court granted a partial motion for class certification. Both parties appealed the decision to the Court of Appeal for British Columbia, which set oral argument on the appeal in December 2014.
Credit Card Interest Rate Litigation
The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia), A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. In August 2011, after the completion of fact discovery, Capital One filed a motion for summary judgment, which was granted in September 2014. Plaintiffs filed a Notice of Appeal to the Eleventh Circuit Court of Appeals in October 2014.
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
As noted above in the section entitled Mortgage Representation and Warranty Liabilities, the Company’s subsidiaries establish reserves with respect to representation and warranty litigation matters, where appropriate, within the Company’s overall representation and warranty reserves. Please see above for more details.
New York District Attorney’s Office Check Cashing/Anti-Money Laundering Investigation
Capital One has received subpoenas and testimony requests from the New York District Attorney’s Office with respect to certain check casher clients of the Commercial Banking business and Capital One’s anti-money laundering program. Capital One is cooperating with the investigation.
New York District Attorney’s Office Subprime Auto Loan Investigation
Capital One has received a subpoena from the New York District Attorney’s Office seeking information regarding the Company’s subprime auto finance business. Capital One is cooperating with the investigation.
Checking Account Overdraft Litigation
In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts was designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (MDL) involving numerous defendant banks, captioned In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. In March 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. In June 2012, the MDL court granted plaintiff’s motion for class certification. The parties reached an agreement to resolve the class claims in October 2014 and are proceeding with the court approval process.

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
Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August 2011, relating to the marketing of payment protection products. Capital One and the Attorney General of Missouri resolved the inquiry and filed a joint final judgment with the Circuit Court of Missouri in October 2014.
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
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. IV has voluntarily dismissed one of the patents against Capital One.
Telephone Consumer Protection Act Litigation
In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Litigation Multi-district Litigation matter was created as a result of a transfer order issued by the United States Judicial Panel on Multi-district Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions-Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois) and several individual lawsuits. In February 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint. The Consolidated Master Class Action Complaint and individual lawsuits allege that COBNA and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs, and injunctive relief. In June 2014, the parties executed and filed with the court a settlement agreement agreeing to resolve the litigation for an amount within previously established reserves. The court granted preliminary approval of the class settlement in July 2014, and is scheduled to consider final approval of the class settlement in the fourth quarter of 2014.

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

143	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

144	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees, and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2013 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock during the third quarter of 2014.

(Dollars in millions except dollars per share)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
July 1-31, 2014	2,616,913	$83.01	2,603,945	$1,345
August 1-31, 2014	2,193,203	80.11	2,183,578	1,170
September 1-30, 2014	2,068,715	82.27	2,066,835	1,000
Total	6,878,831	81.86	6,854,358
___________

(1)
Primarily comprised of repurchases under the $2.5 billion common stock repurchase program authorized by our Board of Directors and announced on March 26, 2014, which authorized share repurchases through March 31, 2015. Also includes 12,968 shares, 9,625 shares and 1,880 shares purchased in July, August and September, respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

145	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 3, 2014	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

146	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED SEPTEMBER 30, 2014
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
2.1
Stock Purchase Agreement, dated as of December 3, 2008, by and among Capital One Financial Corporation, B.F. Saul Real Estate Investment Trust, Derwood Investment Corporation, and B.F. Saul Company Employee’s Profit Sharing and Retirement Trust (incorporated by reference to Exhibit 2.4 of the 2008 Form 10-K)

2.2.1
Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on June 22, 2011)

2.2.2
First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the 2011 Form 10-K)

2.3.1
Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on August 12, 2011)

2.3.2
Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

3.1
Restated Certificate of Incorporation of Capital One Financial Corporation (as amended and restated May 5, 2014) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 5, 2014)

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated May 5, 2014 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 5, 2014)

3.3
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on August 20, 2012)

3.4
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, dated June 11, 2014 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on June 12, 2014)

3.5
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, dated October 29, 2014 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 31, 2014)

4.1.1	Specimen certificate representing the common stock of Capital One Financial Corporation (incorporated by reference to Exhibit 4.1 of the 2003 Form 10-K)

4.1.2
Warrant Agreement, dated December 3, 2009, between Capital One Financial Corporation and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.1 of the Form 8-A, filed on December 4, 2009)

147	Capital One Financial Corporation (COF)

Exhibit No.	Description

4.1.3	Deposit Agreement, dated August 20, 2012 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 20, 2012)

4.2
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request

12.1*	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1*	Certification of Richard D. Fairbank

31.2*	Certification of Stephen S. Crawford

32.1*	Certification** of Richard D. Fairbank

32.2*	Certification** of Stephen S. Crawford

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Indicates a document being filed with this Form 10-Q.
**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

148	Capital One Financial Corporation (COF)