Form 10-K
period 2014-12-31
CAPITAL ONE FINANCIAL CORP
filed 2015-02-24
CIK 927628

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13300

_______________________________
CAPITAL ONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
______________________________

Delaware	54-1719854
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Capital One Drive, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 720-1000
______________________________
Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	New York Stock Exchange
Warrants (expiring November 14, 2018)	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2014.
Common Stock, $.01 Par Value: $39,808,996,734*

*
In determining this figure, the registrant assumed that the executive officers of the registrant and the registrant’s directors are affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares outstanding of the registrant’s common stock as of the close of business on January 30, 2015.
Common Stock, $.01 Par Value: 551,590,891 shares
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 30, 2015, are incorporated by reference into Part III.
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

i	Capital One Financial Corporation (COF)

ii	Capital One Financial Corporation (COF)

iii	Capital One Financial Corporation (COF)

Supplemental Tables:
A	Loan Portfolio Composition	100
B	Performing Delinquencies	101
C	Nonperforming Loans and Other Nonperforming Assets	102
D	Net Charge-Offs	103
E	Summary of Allowance for Loan And Lease Losses	104
F	Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures	105

iv	Capital One Financial Corporation (COF)

PART I
Item 1. Business

OVERVIEW
General
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2014, our principal subsidiaries included:

•	Capital One Bank (USA), National Association (“COBNA”), which offers credit and debit card products, other lending products and deposit products; and

•	Capital One, National Association (“CONA”), which offers a broad spectrum of banking products and financial services to consumers, small businesses and commercial clients.
The Company is hereafter collectively referred to as “we,” “us” or “our.” COBNA and CONA are collectively referred to as the “Banks.” References to “this Report” or our “2014 Form 10-K” or “2014 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. All references to 2014, 2013, 2012, 2011, and 2010 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Certain business terms used in this document are defined in the “Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
As one of the nation’s ten largest banks based on deposits as of December 31, 2014, we service banking customer accounts through the internet and branch locations across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and District of Columbia. We also operate the largest online direct banking institution in the United States. In addition to bank lending, treasury management and depository services, we offer credit and debit card products, auto loans and mortgage banking in markets across the United States. We were the fourth largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the United States based on the outstanding balance of credit card loans as of December 31, 2014.
We also offer products outside of the United States principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card and installment loans. Our branch of COBNA in Canada has the authority to provide credit card loans.
Recent Acquisitions and Dispositions
We regularly explore and evaluate opportunities to acquire financial services and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We also regularly consider the potential disposition of certain of our assets, branches, partnership agreements or lines of businesses. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. We did not have any significant acquisitions or dispositions in 2014. Below we provide information on acquisitions and dispositions completed in 2013.
Acquisitions in 2013
On November 1, 2013, we acquired Beech Street Capital, a privately-held, national originator and servicer of Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal Housing Authority (“FHA”) multifamily commercial real estate loans. The acquisition expands and enhances our existing multifamily capabilities and product offerings. At closing, we acquired a mortgage servicing portfolio on approximately $10 billion of loans. Beech Street Capital was renamed Capital One Multifamily Finance in 2014.

1	Capital One Financial Corporation (COF)

Dispositions in 2013
On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (“Portfolio Sale”). Pursuant to the agreement with Citibank, N.A., we received $6.4 billion for the net portfolio assets.
Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor's (“S&P”) 100 Index. As of January 30, 2015, there were 12,610 holders of record of our common stock. Our principal executive office is located at 1680 Capital One Drive, McLean, Virginia 22102, telephone number (703) 720-1000. We maintain a website at www.capitalone.com. Documents available on our website include: (i) our Code of Business Conduct and Ethics for the Corporation; (ii) our Corporate Governance Guidelines; and (iii) charters for the Audit, Risk, Compensation, and Governance and Nominating Committees of the Board of Directors. These documents also are available in print to any stockholder who requests a copy.
In addition, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the U.S. Securities and Exchange Commission (“SEC”).

OPERATIONS AND BUSINESS SEGMENTS
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of reward expenses and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses (including salaries and associate benefits, occupancy and equipment costs, professional services, communication and data processing expenses and other miscellaneous expenses), marketing expenses and income taxes.
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

•	Credit Card: Consists of our domestic consumer and small business card lending, and the international card lending businesses in Canada and the United Kingdom.

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

Customer usage and payment patterns, credit quality, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we experience fluctuations in purchase volumes and the level of outstanding loan receivables due to higher seasonal consumer spending and payment patterns around the winter holiday season, summer vacations and back-to-school periods. No individual quarter in 2014, 2013 or 2012 accounted for more than 30% of our total revenues in any of these fiscal years. Delinquency rates in our Credit Card and Consumer Banking businesses also have historically exhibited seasonal patterns, with delinquency rates generally tending to decrease in the first two quarters of the year as customers use income tax refunds to pay down outstanding loan balances.
For additional information on our business segments, including the financial performance of each business, see “Part II─Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Executive Summary and Business Outlook,” “MD&A—Business Segment Financial Performance” and “Note 19—Business Segments” of this Report.

2	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
General
Capital One Financial Corporation is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842) (the “BHC Act”) and is subject to the requirements of the BHC Act, including its required approvals for investments in or acquisitions of banking organizations, capital adequacy standards and limitations on our nonbanking activities. We are also subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Permissible activities for a BHC include those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a BHC if conducted for or on behalf of the BHC or any of its affiliates. Impermissible activities for BHCs include activities that are related to commerce such as retail sales of nonfinancial products. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Federal Reserve regulation, and Federal Reserve policy, we are expected to act as a source of financial and managerial strength to any banks that we control, including the Banks, and to commit resources to support them.
On May 27, 2005, we became a “financial holding company” under the Gramm-Leach-Bliley Act amendments to the BHC Act (the “GLBA”). The GLBA removed many of the restrictions on the activities of BHCs that become financial holding companies. A financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered financial in nature (including, for example, insurance underwriting, agency sales and brokerage, securities underwriting and dealing and merchant banking activities), incidental to financial activities and, if the Federal Reserve determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities complementary to financial activities.
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
Regulations of Consumer Lending Activities
The activities of the Banks as consumer lenders are subject to regulation under various federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (the “FCRA”), the CRA and the Servicemembers Civil Relief Act (“SCRA”), as well as under various state laws. Depending on the underlying issue and applicable law, regulators are often authorized to impose penalties for violations of these statutes and, in certain cases, to order banks to compensate injured borrowers. Borrowers may also have a private right of action for certain violations. Federal bankruptcy and state debtor relief and collection laws also affect the ability of a bank to collect outstanding balances owed by borrowers. These laws may affect the ability of banks to collect outstanding balances.
The Credit Card Accountability Responsibility and Disclosure (“CARD”) Act (amending the Truth In Lending Act) enacted in May 2009, and related changes to Regulation Z, impose a number of restrictions on credit card practices impacting rates and fees,

3	Capital One Financial Corporation (COF)

require that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and update the disclosures required for open-end credit.
Mortgage Lending
The CFPB has issued several final rules pursuant to the Dodd-Frank Act that provide additional disclosure requirements and substantive limitations on our mortgage lending activities. These rules, which include the Ability-to-Repay and Qualified Mortgage Standards Under the Truth in Lending Act (Regulation Z) and Integrated Mortgage Disclosures under the Real Estate Settlement Procedures Act (Regulation X) and the Truth In Lending Act (Regulation Z), could impact the type and amount of mortgage loans we offer. The Dodd-Frank Act also generally requires securitizers to retain a five percent economic interest in the credit risk of assets sold through the issuance of asset-backed securitizations, with an exemption for traditionally underwritten residential mortgage loans that meet the definition of a qualified residential mortgage loan. The final implementing rules on risk retention define a qualified residential mortgage loan to be identical to the CFPB’s definition of a qualified mortgage loan.
Debit Interchange Fees
The Dodd-Frank Act requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In 2011 and 2012, the Federal Reserve adopted final rules that implement the portion of the Dodd-Frank Act that limits interchange fees received by a debit card issuer. The final rules limited interchange fees per debit card transaction to $0.21 plus five basis points of the transaction amount and provided for an additional $0.01 fraud prevention adjustment to the interchange fee for issuers that meet certain fraud prevention requirements. On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling requiring the Federal Reserve to reconsider the current permissible interchange amount. On August 21, 2013, the Federal Reserve appealed this ruling. On March 21, 2014, the U.S. Court of Appeals for the District of Columbia reversed the District Court and upheld, among other things, the interchange fee limitation (with remand for one minor issue regarding whether transaction costs should be allocated to interchange fees or fraud adjustments). On August 18, 2014, plaintiffs appealed to the U.S. Supreme Court. On January 20, 2015, the U.S. Supreme Court denied certoriari and, therefore, the U.S. Court of Appeals ruling stands. We do not expect the decision on the minor transaction cost issue to have any significant impacts to the interchange fee rules and our debit card business.
Bank Secrecy Act and USA PATRIOT Act of 2001

The Bank Secrecy Act and the USA PATRIOT Act of 2001 (the “Patriot Act”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and due diligence on customers.

The Patriot Act also contains financial transparency laws and enhanced information collection tools and enforcement mechanisms for the U.S. government, including: due diligence and record-keeping requirements for private banking and correspondent accounts; standards for verifying customer identification at account opening; and rules to produce certain records upon request of a regulator or law enforcement and to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism, money laundering and other crimes.
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
For any of our funding through securitization, in addition to the provision requiring a securitizer to retain a portion of the credit risk of an asset-backed securitization, the Dodd-Frank Act also prohibits conflicts of interest relating to securitizations.

4	Capital One Financial Corporation (COF)

Nonbank Activities
Certain of our nonbank subsidiaries are subject to supervision and regulation by various other federal and state authorities. Capital One Securities, Inc. and Capital One Investing, LLC (formerly known as Capital One Sharebuilder, Inc.) are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority. Our broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and are required to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of broker-dealers to transfer capital to parent companies and other affiliates. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
Capital One Asset Management LLC, which provides investment advice to customers of Capital One, N.A., including high net worth individuals, institutions, foundations, endowments and other organizations, is an SEC-registered investment adviser regulated under the Investment Advisers Act of 1940. Capital One Advisors, LLC (formerly known as ShareBuilder Advisors, LLC) is also an SEC-registered investment adviser.
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
Volcker Rule
In December 2013, the Federal Reserve, OCC, FDIC, SEC and CFTC approved a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” We and each of our subsidiaries, including the Banks, are subject to the Volcker Rule. The Volcker Rule contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds, and similar funds) in each case as those terms are defined in the rule, and requires that we implement a robust compliance program in accordance with the requirements of the rule. For covered funds that were not in place prior to December 31, 2013, banking organizations have until July 21, 2015 to comply with most requirements of the Volcker Rule. On December 18, 2014, the Federal Reserve issued an order to give all banking entities until July 21, 2016, to conform their investments in and relationships with covered funds that were in place prior to December 31, 2013 (“legacy covered funds”). The Federal Reserve also stated that it intends next year to issue an additional one-year extension of the conformance period for legacy covered funds, until July 21, 2017. Absent a specific extension, banking organizations must conform their proprietary trading activities to the Volcker Rule by July 21, 2015. We continue to progress toward compliance with the Volcker Rule and to implement a compliance program designed to meet the Volcker Rule’s requirements.
Capital Adequacy
The Company and the Banks are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC. For a further discussion of the capital adequacy guidelines, see “MD&A—Capital Management” and “Note 12—Regulatory and Capital Adequacy.” The Company and the Banks exceeded minimum regulatory requirements under these guidelines as of December 31, 2014.

5	Capital One Financial Corporation (COF)

Basel III and U.S. Capital Rules
In December 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released proposals for additional capital and liquidity requirements, which subsequently have been clarified and amended (“Basel III”). In September 2010, the Basel Committee announced a package of reforms that included detailed capital ratios and capital conservation buffers, subject to transition periods through 2018. In December 2010, the Basel Committee published a final framework on capital and liquidity, consistent in large part with the prior proposals. In November 2011, the Basel Committee adopted a framework that would require additional Tier 1 common capital for systemically important institutions. This surcharge would vary based on the firm’s systemic importance as determined using five criteria (size, interconnectedness, lack of substitutability, cross-jurisdictional activity and complexity). The Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) have stated that they intend to implement this surcharge, although the extent to which it would apply to us is unclear. In January 2014, the Basel Committee made changes to the leverage ratio rules to account for differences in national accounting frameworks.
The Federal Banking Agencies issued a rule in July 2013 implementing the Basel III capital framework developed by the Basel Committee as well as certain Dodd-Frank Act and other capital provisions (“Final Rule”). The Final Rule increases the minimum capital that we and other institutions are required to hold.
Prior to being revised in the Final Rule in 2013, the minimum risk-based capital requirements adopted by the Federal Banking Agencies followed Basel I. In December 2007 the “Advanced Approaches” version of Basel II was adopted. The Final Rule modified both Basel I and the Basel II Advanced Approaches (as modified, referred to respectively as the “Basel III Standardized Approach” and the “Basel III Advanced Approaches”).
The Basel III Advanced Approaches is mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. We became subject to these rules at the end of 2012. Prior to full implementation of the Basel III Advanced Approaches framework, organizations must complete a qualification period of at least four consecutive quarters, known as the parallel run, during which they must meet the requirements of the rule to the satisfaction of their primary U.S. banking regulator. We entered parallel run on January 1, 2015. We have completed the development of our Basel III Advanced Approaches implementation plan. Compliance with the Basel III Advanced Approaches framework will require a material investment of resources in building processes and systems.
The so-called Collins Amendment to the Dodd-Frank Act, as implemented in the Final Rule, establishes a capital floor so that organizations subject to the Basel III Advanced Approaches may not hold less capital than would be required using the Basel III Standardized Approach capital calculations. Our current analysis suggests that our risk-weighted assets will increase under the Basel III Advanced Approaches framework, and therefore we would need to hold more regulatory capital in order to maintain a given capital ratio.
The Final Rule increases the general risk-based and leverage capital requirements; significantly revises the definition of regulatory capital, including by eliminating certain items that constituted regulatory capital; establishes a minimum Tier 1 common equity requirement; introduces a new capital conservation buffer requirement and a new countercyclical capital buffer; and (as noted below) updates the prompt corrective action framework to reflect the new regulatory capital minimums. Specifically, the Final Rule establishes for bank holding companies and banks a new minimum common equity Tier 1 capital ratio of 4.5%, adopts a leverage ratio of 4.0% (and removes the current 3.0% percent limited exception), and implements a capital conservation buffer of 2.5%. It also contains a supplementary leverage ratio of 3.0% and a countercyclical capital buffer of up to 2.5% (initially set to 0.0%). Compliance with certain aspects of the Final Rule went into effect as of January 1, 2014 and other provisions will go into effect according to different start dates and phase-in periods.
Under the Final Rule, beginning on January 1, 2014, as a Basel III Advanced Approaches banking organization that has yet to exit parallel run, we must use the Basel III Standardized Approach for calculating our regulatory capital, including as used in our capital ratios, subject to transition provisions. In 2014, however, we continued to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios. Beginning on January 1, 2015, we must use the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.
For Basel III Advanced Approaches institutions like the Company and Banks, the Final Rule also implements a supplementary leverage ratio based on the Basel Committee leverage ratio. In September 2014, the Federal Banking Agencies issued a final rule that revised the supplementary leverage ratio consistent with revisions made by the Basel Committee, including by modifying the methodology for including off-balance sheet items in the denominator of the supplementary leverage ratio and by requiring

6	Capital One Financial Corporation (COF)

institutions to calculate total leverage exposure using daily averages for on-balance sheet items and the average of three month-end calculations for off-balance sheet items. The supplementary leverage ratio will become effective January 1, 2018.
For information regarding our expectations of how the Final Rule impacts us, see “MD&A—Capital Management.”
The Basel Committee also published a liquidity framework in December 2010, which was subsequently amended in January 2013 and January 2014. The liquidity framework includes two standards for liquidity risk supervision, each subject to observation periods and transitional arrangements. One standard seeks to promote short-term resilience by requiring sufficient high-quality liquid assets to survive a stress scenario lasting for 30 days. This standard, the liquidity coverage ratio (“LCR”), is included in the amended liquidity framework. The other standard, the net stable funding ratio (“NSFR”), seeks to promote longer-term resilience by requiring sufficient stable funding over a one-year period, based on the liquidity characteristics of assets and activities. This standard was finalized by the Basel Committee in October 2014. We expect that minimum liquidity requirements for us and other institutions will increase as a result of the Basel III liquidity framework, though rules implementing the Basel III NSFR have not yet been finalized by the Federal Banking Agencies.
In September 2014, the Federal Banking Agencies issued final rules implementing the Basel III LCR in the United States. The rule (the “Final LCR Rule”) applies to institutions with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. As a result, the Company and the Banks are subject to the Final LCR Rule. The Final LCR Rule will require the Company and each of the Banks to hold an amount of eligible high-quality, liquid assets that equals or exceeds 100% of their respective projected net cash outflows over a 30-day period, each as calculated in accordance with the Final LCR Rule. The Final LCR Rule phases in the minimum LCR standard as follows: 80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. The Final LCR Rule came into effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016. As of July 1, 2016, the Final LCR Rule requires us to calculate the LCR on a daily basis. We have been modifying the composition of our investment portfolio in preparation for the Final LCR Rule, with some of these actions resulting in us purchasing types of securities that are lower yielding than securities we would otherwise be purchasing if not for the Final LCR Rule.
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
FDICIA and Prompt Corrective Action
In general, the FDICIA subjects banks to significantly increased regulation and supervision. Among other things, the FDICIA requires Federal Banking Agencies to take “prompt corrective action” for banks that do not meet minimum capital requirements. The FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. Under applicable regulations for 2014, an insured depository institution was considered to be well capitalized if it maintains a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage capital ratio of at least 5 percent and is not subject to any supervisory agreement, order or directive to meet and maintain a specific capital level for any capital measure. An insured depository institution was considered to be adequately capitalized if it maintains a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage capital ratio of at least 4 percent (3 percent for certain highly rated institutions), and does not otherwise meet the definition of well capitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to adequately-capitalized institutions. The capital categories are determined solely for purposes of applying the FDICIA’s prompt corrective action provisions, and such capital categories may not constitute an accurate representation of the Banks’ overall financial condition or prospects. As of December 31, 2014, each of the Banks met the requirements for a well-capitalized institution.
As noted above, the Final Rule updates the prompt corrective action framework to reflect new, higher regulatory capital minimums. This rule adjusts the definitions of well capitalized and adequately capitalized. For an insured depository institution to be well

7	Capital One Financial Corporation (COF)

capitalized, it must maintain a total risk-based capital ratio of 10 percent or more; a Tier 1 capital ratio of 8 percent or more; a common equity Tier 1 capital ratio of 6.5 percent or more; and a leverage ratio of 5 percent or more. An adequately-capitalized depository institution must maintain a total risk-based capital ratio of 8 percent or more; a Tier 1 capital ratio of 6 percent or more; a common equity Tier 1 capital ratio of 4.5 percent or more; a leverage ratio of 4 percent or more; and, for Basel III Advanced Approaches institutions, a supplementary leverage ratio, which incorporates a broader set of exposures, of 3 percent or more. The revised prompt corrective action requirements became effective on January 1, 2015, other than the supplementary leverage ratio, which becomes effective on January 1, 2018.
As an additional means to identify problems in the financial management of depository institutions, the FDICIA requires regulators to establish certain non-capital safety and soundness standards. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. In 2014, the OCC issued regulatory guidelines that apply heightened standards for risk management to large institutions subject to its supervision, including the Banks. The agencies are authorized to take action against institutions that fail to meet such standards.
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
In 2011, the Federal Reserve finalized rules requiring us to implement resolution planning for orderly resolution in the event the Company faces material financial distress or failure. The FDIC issued similar rules regarding resolution planning applicable to the Banks. In addition, in October 2012, the Federal Reserve issued a rule that implements the requirement in the Dodd-Frank Act that the Federal Reserve conduct annual stress tests on the capacity of our capital to absorb losses as a result of adverse economic conditions. The stress test rule also implements the requirement that we conduct our own semiannual stress tests and requires us to publish the results of the stress tests on our website or other public forum. The OCC finalized a similar stress test rule in October 2012, to implement the requirement that each of the Banks conduct annual stress tests.
In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential standards. The Federal Reserve finalized certain of the proposed rules on February 18, 2014 (“Enhanced Standards Rule”). The Enhanced Standards Rule, however, did not finalize the proposed single-counterparty credit limits or early remediation framework. Under the Enhanced Standards Rule, we must meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets, in each case, consistent with the requirements of the rule. These requirements are in addition to the Final LCR, discussed above in “Basel III and U.S. Capital Rules.” In addition, the Enhanced Standards Rule requires that we comply with, and hold capital commensurate with the requirements of, any regulations adopted by the Federal Reserve relating to capital planning and stress tests. The Federal Reserve’s capital plan and stress test rules are discussed in “Dividends, Stock Repurchases and Transfers of Funds” below.
The Enhanced Standards Rule also requires that we establish an enterprise-wide risk management framework that includes a risk committee and a chief risk officer. Similarly, Heightened Standards Guidance (the “Guidance”) issued by the OCC establishes standards for the development and implementation by the Banks of a risk governance framework.
We were required to comply with the requirements of the Enhanced Standards Rule beginning on January 1, 2015.
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

8	Capital One Financial Corporation (COF)

Investment in the Company and the Banks
Certain acquisitions of our capital stock may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our capital stock in excess of the amount that can be acquired without regulatory approval, including under the BHC Act and the Change in Bank Control Act.
Federal law and regulations prohibit any person or company from acquiring control of the Company or the Banks without, in most cases, prior written approval of the Federal Reserve or the OCC, as applicable. Control exists if, among other things, a person or company acquires more than 25 percent of any class of our voting stock or otherwise has a controlling influence over us. For a publicly traded bank holding company like us, a rebuttable presumption of control arises if a person or company acquires more than 10 percent of any class of our voting stock.
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
Dividends, Stock Repurchases and Transfers of Funds
In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR”). Under the rules, a bank holding company with consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a nonobjection to the plan. The Federal Reserve’s objection or nonobjection generally applies to capital actions during the four quarters beginning with the second quarter of the second calendar year in the planning horizon.
On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing (the “Final Capital Plan and Stress Test Rule”). In addition, the OCC issued a final rule in December 2014 modifying its Dodd-Frank Act stress testing regulation, to be consistent with the Final Capital Plan and Stress Test Rule changes to the Federal Reserve’s Dodd-Frank Act stress testing regulation. The Dodd-Frank Act stress testing regulations are described above in “Enhanced Prudential Standards and Other Requirements under the Dodd-Frank Act.”
The Final Capital Plan and Stress Test Rule changes the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. Under the Final Capital Plan and Stress Test Rule, for the CCAR cycle under which capital plan submissions were due by January 5, 2015 (“2015 CCAR cycle”), the Federal Reserve’s objection or nonobjection will apply to planned capital actions from the second quarter of 2015 through the second quarter of 2016. Subsequent submissions each would cover a four-quarter period. The change in the start date of the annual cycle impacts the as-of dates for data used to project results as well as the dates that stress test results must be submitted to the regulators and disclosed to the public. For the annual company-run stress test, a BHC is required to disclose the results within 15 calendar days after the Federal Reserve discloses the results of that BHC’s supervisory stress test, unless that time was extended by the Federal Reserve. The Final Capital Plan and Stress Test Rule requires a BHC to disclose results of its mid-cycle stress test within 30 calendar days after the BHC submits the results of its mid-cycle stress test to the Federal Reserve, unless that time period is extended by the Federal Reserve.
The Final Capital Plan and Stress Test Rule also provides a one-year deferral on the use of Basel III Advanced Approaches for banking institutions to estimate their capital ratios for the 2015 capital plan and stress test cycles.
In addition, the Final Capital Plan and Stress Test Rule shifts the focus of the Federal Reserve from annual capital issuances and distributions to quarterly capital issuances and distributions by establishing a new cumulative net distribution requirement. With certain limited exceptions, this requirement provides that-as measured on an aggregate basis beginning in the third quarter of the planning horizon-to the extent a BHC does not issue the amount of a given class of regulatory capital instrument that it projected in its capital plan, the BHC must reduce its capital distributions as required by the Final Capital Plan and Stress Test Rule such that the cumulative net amounts of a BHC’s actual capital issuances and capital distributions for that category of regulatory capital instrument cannot be less than the cumulative net amounts of capital issuances and capital distributions projected in the BHC’s capital plan for that category of regulatory capital instrument.

9	Capital One Financial Corporation (COF)

The purpose of the Final Capital Plan and Stress Test Rule is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and capital needs to continue operations through times of economic and financial stress. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy and the ability of the BHC to maintain capital above each minimum regulatory capital ratio and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout a planning horizon of at least nine quarters. On September 24, 2013, the Federal Reserve released an interim final rule that incorporated the Final Rule into CCAR. The 2015 CCAR cycle will require us to meet the Basel III Standardized Approach capital requirements, with appropriate phase-in provisions applicable to Basel III Advanced Approaches institutions during the CCAR planning horizon, under the supervisory severely adverse stress scenario, in addition to the CCAR’s Tier 1 common ratio using Basel I definitions.
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
Prior to passage of the Dodd-Frank Act, the FDIC had established a plan to restore the DIF in the face of recent insurance losses and future loss projections, which resulted in several rules that generally increased deposit insurance rates and purported to improve risk differentiation so that riskier institutions bear a greater share of insurance premiums. The Dodd-Frank Act reformed the management of the DIF in several ways: raised the minimum DRR to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR; required that the reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016); required that in setting assessments, the FDIC must offset the effect of meeting the increased reserve ratio on small insured depository institutions; and eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio reaches certain levels. The FDIC has set the DRR at 2 percent and, in lieu of dividends, has established progressively lower assessment rate schedules as the reserve ratio meets certain trigger levels. The Dodd-Frank Act also required the FDIC to change the deposit insurance assessment base from deposits to average consolidated total assets minus average tangible equity. In February 2011, the FDIC finalized rules to implement this change that significantly modified how deposit insurance assessment rates are calculated for those banks with assets of $10 billion or greater. On November 18, 2014, the FDIC issued final rules to amend its deposit insurance assessment regulation to conform to the Final Rule and to the final rule revising the supplementary leverage ratio.
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

10	Capital One Financial Corporation (COF)

FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate nonbank financial companies and bank holding companies if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and another federal agency, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of a financial company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority and may issue additional rules in the future.
Regulation of International Business by Non-U.S. Authorities
COBNA is subject to regulation in foreign jurisdictions where it operates, currently in the United Kingdom and Canada.
United Kingdom
In the United Kingdom, COBNA operates through Capital One (Europe) plc (“COEP”), which was established in 2000 and is an authorized payment institution regulated by the Financial Conduct Authority (the “FCA”) under the Payment Services Regulations 2009. COEP’s indirect parent, Capital One Global Corporation, is wholly-owned by COBNA and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K.
Over the past few years the U.K. government has enacted significant changes to the framework of financial services regulation.  As part of these changes, in April 2013, the Financial Services Authority (“FSA”) was split into a new Prudential Regulatory Authority (“PRA”) and the FCA, with the FCA, rather than the PRA, regulating COEP.  In April 2014, the FCA took over regulation of the U.K. consumer credit regime previously regulated by the Office of Fair Trading (the “OFT”). The FCA’s new regulatory purview includes credit card lending activities. The FCA published a new Consumer Credit Sourcebook (“CONC”) which came into effect on April 1, 2014, with a six month transitional period, which ended on September 30, 2014, for COEP and other card issuers already in compliance with the existing OFT regime. The CONC replicates existing laws and guidance that COEP was subject to under OFT regulation, although there are some amendments and new rules and guidance.
Regulatory focus on Payment Protection Insurance (“PPI”) complaint handling has continued as PPI continues to be a key driver of consumer complaints to the Financial Ombudsman Service. COEP continues to deliver on its remediation plan in relation to PPI complaints.
COEP is a party to the Card Protection Plan Limited (“CPP”) redress scheme which enables customers who bought card protection insurance with CPP to seek compensation. In January 2014 the redress scheme was launched with a general claims bar date of August 30, 2014, other than exceptional circumstances. The claims bar date for exceptional circumstances is February 28, 2015.
On July 4, 2013, the European Court of Justice (“ECJ”) heard MasterCard’s appeal against the General Court’s decision that its cross-border interchange fees were anti-competitive. In September 2014, the ECJ dismissed MasterCard’s appeal. On July 24, 2013, the European Commission (“EC”) published the proposed new Interchange regulations which will cap debit interchange fees at 0.2% and credit interchange fees at 0.3%. In November 2014, European leaders moved to the final stages of negotiating the regulations based on the EC’s published regulations; however, it is unlikely the cap will change. Uncertainty remains as to the exact timing for implementation and on whether cross-border and domestic rates will be imposed concurrently or whether cross-border rates would be imposed first.
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

11	Capital One Financial Corporation (COF)

In 2014, there were two new significant developments that affect credit cards issued by federally regulated financial institutions in Canada, such as Capital One Canada. These changes could increase our operational and compliance costs and affect the types and terms of products that we offer in Canada.
On September 19, 2014, the Supreme Court of Canada (the “Court”) released its decision in Bank of Montreal v. Marcotte (“Marcotte”). In Marcotte, the Court stated that banks, despite being federally-regulated entities, could be subject to provincial laws of general application and provincial laws that provided for a variety of civil causes of action against banks. The broader implications of the decision on the applicability of provincial law to banks and other federally-regulated entities in Canada still remain unclear.
In July 2013, the Competition Tribunal dismissed an application of the Commissioner of Competition alleging that Canadian credit card interchange fees were anti-competitive. In November 2014, in response to this application, and concerns expressed by the Department of Finance Canada regarding credit card interchange rates, MasterCard Canada and Visa Canada Corporation announced separate and individual voluntary commitments to reduce interchange rates for consumer credit cards to an average effective interchange rate of 1.5%, a decrease of approximately 10%. These commitments are expected to be implemented by the end of April 2015, and will remain in effect for 5 years, subject to certain conditions. As a result of these commitments, the Department of Finance Canada has indicated that there is no need for it to regulate interchange rates set by credit card networks at this time.

COMPETITION
Each of our business segments operates in a highly competitive environment, and we face competition in all aspects of our business from numerous bank and non-bank providers of financial services.
Our Credit Card business competes with international, national, regional and local issuers of Visa and MasterCard credit cards, as well as with American Express®, Discover Card®, private-label card brands, and, to a certain extent, issuers of debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit, reward programs and other product features.
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
Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition varies based on the types of clients, customers, industries and geographies served. Our ability to compete depends, in part, on our ability to attract and retain our associates and on our reputation. In the current environment, customers are generally attracted to depository institutions that are perceived as stable, with solid liquidity and funding. We believe that we are able to compete effectively in our current markets. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, please refer to “Part I—Item 1A. Risk Factors.”

EMPLOYEES
A central part of our philosophy is to attract and retain a highly capable staff. We had approximately 46,000 employees, whom we refer to as “associates,” as of December 31, 2014. None of our associates are covered under a collective bargaining agreement, and management considers our associate relations to be satisfactory.

12	Capital One Financial Corporation (COF)

ADDITIONAL INFORMATION
Technology/Systems
We leverage information technology to achieve our business objectives and to develop and deliver products and services that satisfy our customers’ needs. A key part of our strategic focus is the development and use of efficient, flexible computer and operational systems, such as cloud technology, to support complex marketing and account management strategies, the servicing of our customers, and the development of new and diversified products. We believe that the continued development and integration of these systems is an important part of our efforts to reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our unique business requirements.
As part of our continuous efforts to review and improve our technologies, we may either develop such capabilities internally or rely on third-party outsourcers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party outsourcers to help us deliver systems and operational infrastructure. These relationships include (but are not limited to): Total System Services Inc. (“TSYS”) for processing services for our North American and U.K. portfolios of consumer and small business credit card accounts, and Fidelity Information Services (“FIS”) for the Capital One banking systems.
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
Intellectual Property
As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use certain intellectual property or proprietary information without authorization. Our precautions may not prevent misappropriation or infringement of our intellectual property or proprietary information. In addition, our competitors and other third parties also file patent applications for innovations that are used in our industry. The ability of our competitors and other third parties to obtain such patents may adversely affect our ability to compete. Conversely, our ability to obtain such patents may increase our competitive advantage. There can be no assurance that we will be successful in such efforts, or that the ability of our competitors to obtain such patents may not adversely impact our financial results.

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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•
general economic and business conditions in the U.S., the U.K., Canada or our local markets, including conditions affecting employment levels, interest rates, collateral values, consumer income and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs and deposit activity;

13	Capital One Financial Corporation (COF)

•	an increase or decrease in credit losses (including increases due to a worsening of general economic conditions in the credit environment);

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States Mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel to assist in the development, management and operation of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.

14	Capital One Financial Corporation (COF)

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in this Report on Form 10-K.
Item 1A. Risk Factors
Business Risks
This section highlights specific risks that could affect our business. Although we have tried to discuss all material risks of which we are aware at the time this Annual Report on Form 10-K has been filed, other risks may prove to be important in the future, including those that are not currently ascertainable. In addition to the factors discussed elsewhere in this Report, other factors that could cause actual results to differ materially from our forward looking statements include:
Changes In The Macroeconomic Environment May Adversely Affect Our Industry, Business, Results Of Operations And Financial Condition.
We offer a broad array of financial products and services to consumers, small businesses and commercial clients. We market our credit card products on a national basis throughout the United States, Canada and the United Kingdom and offer banking and other services in many regions within the United States. Although the U.S. economy has improved in recent years, the macroeconomic environment remains unstable and many regions in the world continue to experience economic instability or recession. If a recovery in any of our markets is not sustained or is reversed, the macroeconomic environment may have a material adverse effect on our financial condition and results of operations as customers default on their loans or maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
In particular, we may face the following risks in connection with adverse changes in macroeconomic environment:

•
Payment patterns may change, causing increases in delinquencies and default rates, which could have a negative impact on our results of operations. In addition, changes in consumer confidence levels and behavior, including decreased consumer spending, lower demand for credit and a shift in consumer payment behavior towards avoiding late fees, finance charges and other fees, could have a negative impact on our results of operations.

•	Increases in bankruptcies could cause increases in our charge-off rates, which could have a negative impact on our results of operations.

•	Our ability to recover debt that we have previously charged-off may be limited, which could have a negative impact on our results of operations.

•
The process and models we use to estimate our allowance for loan and lease losses may become less reliable if actual losses diverge from the projections of our models as a result of changes in customer behavior, volatile economic conditions or other unexpected variations in key inputs and assumptions. As a result, our estimates for credit losses may become increasingly subject to management’s judgment and high levels of volatility over short periods of time, which could negatively impact on our results of operations.

•
Our ability to assess the creditworthiness of our customers may be impaired if the criteria or models we use to underwrite and manage our customers become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations.

•
Significant concern exists regarding risks associated with financial market instability related to the diverging policies of global central banks. In particular, the Federal Reserve has moved toward a less accommodative policy stance while central banks in other major economies, notably Europe and China, have taken steps to further ease monetary policy. This divergence in Federal Reserve policy relative to other major central bank policies has impacted financial markets globally, including in the United States. These changes have increased financial market volatility. Financial market instability worldwide could threaten the economic recoveries both globally and in the United States, which could have a negative impact on our financial results.

15	Capital One Financial Corporation (COF)

•
Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which could limit our access to funding. The interest rates that we pay on the securities we have issued are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Increased charge-offs, rising London Interbank Offering Rate ("LIBOR") and other events may cause our securitization transactions to amortize earlier than scheduled, which could accelerate our need for additional funding from other sources.

•
An inability to accept or maintain deposits or to obtain other sources of funding could materially affect our ability to fund our business and our liquidity position. Many other financial institutions have also increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

•
Shorter-term interest rates have remained at historically low levels for a prolonged period of time. In addition, longer-term interest rates have recently declined, resulting in a flatter yield curve. Both shorter-term and longer-term interest rates remain below historical averages. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it would limit our opportunity to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates could have a material adverse effect on our earnings and our net interest margin.

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
The Dodd-Frank Act, as well as the related rules and regulations adopted by various regulatory agencies, could have a significant adverse impact on our business, results of operations or financial condition. The Dodd-Frank Act is a comprehensive financial reform act that requires, among other things, enhanced prudential standards (including capital, liquidity, risk management, single-counterparty credit exposure limits, early remediation, and resolution planning), enhanced supervision (including stress testing), prohibitions on proprietary trading and investments in covered funds (referred to as the “Volcker Rule”) and increased transparency and regulation of derivatives trading. The Dodd-Frank Act also provides heightened expectations for risk management and regulatory oversight of all aspects of large financial institutions, including us. Many aspects of the law remain to be implemented under the rulemaking and regulatory authority of the SEC, the CFTC and federal banking regulators. The Dodd-Frank Act also created the CFPB, which regulates our businesses with respect to our compliance with certain consumer laws and regulations and trade practices.
Although it is clear that the Dodd-Frank Act and implementing regulations materially impact large financial institutions like us, the rulemaking and related interpretive process has been progressing methodically, and we may not experience the ultimate impact of the Dodd-Frank Act for years. Though some aspects of the Dodd-Frank Act may significantly impact our financial condition or results of operations, other aspects of the law may not apply to us. Nevertheless, the law has increased our need to build new compliance processes and infrastructure and to otherwise enhance our risk management throughout all aspects of our business. The cumulative impact includes higher expectations for the amount of capital and liquidity we must maintain, as discussed in more detail below under the heading “We May Not Be Able To Maintain Adequate Capital Or Liquidity Levels, Which Could Have A Negative Impact On Our Financial Results,” and higher operational costs, which may further increase once regulators fully implement the law. In addition, U.S. government agencies charged with adopting and interpreting laws, rules and regulations,

16	Capital One Financial Corporation (COF)

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
We have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit cards and auto loans which typically have higher delinquencies and charge-offs than prime customers. Accordingly, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged off debt. The banking industry is subject to enhanced legal and regulatory scrutiny regarding credit bureau reporting and debt collection practices from regulators, courts and legislators. In addition, over the last several years, state and federal regulators have focused on compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, fair lending and other consumer protection issues. Any future changes to our business practices, including our debt collection practices, whether mandated by regulators, courts, legislators or otherwise, or any legal liabilities resulting from our business practices, including our debt collection practices, could have a material adverse impact on our financial condition.
We are subject to heightened regulatory oversight by the federal banking regulators to ensure that we build systems and processes that are commensurate with the nature of our business and that meet the heightened risk management and enhanced prudential standards issued by our regulators. We expect this heightened oversight will continue for the foreseeable future until we meet the expectations of our regulators and can demonstrate that our systems and processes are sustainable.
The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenue, costs, earnings, growth and capital levels. Certain laws and regulations, and any interpretations and applications with respect thereto, may benefit consumers, borrowers and depositors, but not stockholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations to which we are subject, please refer to “Part I—Item 1. Business—Supervision and Regulation.”
We May Experience Increased Delinquencies And Credit Losses.
Like other lenders, we face the risk that our customers will not repay their loans. Rising losses or leading indicators of rising losses (such as higher delinquencies, higher rates of non-performing loans, higher bankruptcy rates, lower collateral values or elevated unemployment rates) may require us to increase our allowance for loan and lease losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, we face the following risks in this area:

•
Missed Payments: Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt), causing a long-term rise in delinquencies and charge-offs.

•
Estimates of Inherent Losses: The credit quality of our portfolio can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolios. This process, which is critical to our financial results and condition, requires complex judgments, including forecasts of economic conditions. We may underestimate our inherent losses and fail to hold a loan loss allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimations of inherent losses and inadequate allowance for loan and lease losses. In cases where we modify a loan, if the modifications do not perform as anticipated we may be

17	Capital One Financial Corporation (COF)

required to build additional allowance on these loans. The build or release of allowances impacts our current financial results.

•
Underwriting: Our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate), our credit losses may increase and our returns may deteriorate.

•
Business Mix: We engage in a diverse mix of businesses with a broad range of potential credit exposure. Our business mix could change in ways that could adversely affect the credit quality of our portfolio. Because we originate a relatively greater proportion of consumer loans in our loan portfolio compared to other large bank peers and originate both prime and subprime credit card accounts and auto loans, we may experience higher delinquencies and a greater number of accounts charging off compared to other large bank peers, which could result in increased credit losses, operating costs and regulatory scrutiny.

•
Charge-off Recognition: The rules governing charge-off recognition could change. We record charge-offs according to accounting and regulatory guidelines and rules. These guidelines and rules, including Financial Accounting Standards Board ("FASB") standards and the FFIEC Account Management Guidance, could require changes in our account management or loss allowance practices and cause our charge-offs and/or allowance for loan and lease losses to increase for reasons unrelated to the underlying performance of our portfolio. Such changes could have an adverse impact on our financial condition or results of operation.

•	Industry Developments: Our charge-off and delinquency rates may be negatively impacted by industry developments, including new regulations applicable to our industry.

•
Collateral: The collateral we have on secured loans could be insufficient to compensate us for loan losses. When customers default on their secured loans, we attempt to seize collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate values adversely affect the collateral value for our commercial lending and Home Loan activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Therefore, the recovery of such property could be insufficient to compensate us for the value of these loans. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. Trends in home prices are a driver of credit costs in our home loan business as they impact both the probability of default and the loss severity of defaults. Additionally, the potential volatility in the number of defaulted and modified loans from changes in home prices can create material impacts on the servicing costs of the business, fluctuations in credit marks and profitability in acquired portfolios and volatility in mortgage servicing rights valuations. Although home prices have generally appreciated recently, the slow economic recovery, shifts in monetary policy and potentially diminishing demands from investors could threaten or limit the recovery. In our auto business, if vehicle prices experience declines, we could be adversely affected. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (1) the demand for new and used vehicles and (2) the value of the collateral underlying our portfolio of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.

•
Geographic and Industry Concentration. Although our consumer lending is geographically diversified, approximately 37% of our commercial loan portfolio is concentrated in the New York metropolitan area. The regional economic conditions in the New York area affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event that disproportionately affects, the New York region could have a material adverse effect on the performance of our commercial loan portfolio and our results of operations. In addition, our Commercial Bank’s strategy includes an industry-specific focus. If any of the industries that we focus in experience changes, we may experience increased credit losses and our results of operations could be adversely impacted.

We May Experience Increased Losses Associated With Mortgage Repurchases And Indemnification Obligations.
Certain of our subsidiaries, including GreenPoint Mortgage Funding, Inc. (“GreenPoint”), Capital One Home Loans, LLC and Capital One, N.A., as successor to Chevy Chase Bank (“CCB”), may be required to repurchase mortgage loans that have been

18	Capital One Financial Corporation (COF)

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
We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by our originating subsidiaries. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation and the regulatory environment related to us and the industry, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our mortgage loan repurchase and indemnification obligations and related reserves and our estimate of the reasonably possible future losses from representation and warranty claims beyond the current accrual levels as of December 31, 2014, see “Note 20—Commitments, Contingencies, Guarantees and Others.”
We May Not Be Able To Maintain Adequate Capital Or Liquidity Levels, Which Could Have A Negative Impact On Our Financial Results.
As a result of the Dodd-Frank Act and international accords, financial institutions are becoming subject to new and increased capital and liquidity requirements. Although U.S. regulators have finalized regulations for some of these requirements, there remains continued uncertainty as to the form the additional new requirements will take or how and when they will apply to us. As a result, it is possible that we could be required to increase our capital and/or liquidity levels above the levels assumed in our current financial plans. These new requirements could have a negative impact on our ability to lend, grow deposit balances or make acquisitions and limit our ability to make capital distributions in the form of dividends or share repurchases. Higher capital levels also lower our return on equity.
In addition, as described further below, for regulatory capital purposes we entered parallel run on January 1, 2015 and, therefore, could become subject to the Basel III Advanced Approaches framework as early as January 1, 2016 for purposes of determining our regulatory capital requirements. Although we have current estimates of risk-weighted asset calculations under that framework, there remains uncertainty around future regulatory interpretations of certain aspects of those calculations. Therefore, we cannot assure you that our current estimates will be correct, and we may need to hold significantly more regulatory capital in the future than we currently estimate to maintain a given capital ratio.
Recent developments in capital and liquidity requirements that we expect will impact us include the following:

•
In December 2010, the Basel Committee published a final framework on capital and in January 2013 published a revised framework on liquidity, together commonly known as Basel III. In July 2013, U.S. banking regulators finalized rules implementing the Basel III capital framework and other capital requirements, including pursuant to the Dodd-Frank Act (the “Final Basel III Capital Rules”). Among other things, the Final Basel III Capital Rules: increase the general risk-based and leverage capital requirements; significantly revise the definition of regulatory capital, including by eliminating certain items that previously constituted regulatory capital; establish a minimum common equity Tier 1 capital requirement; introduce a new capital conservation buffer requirement; and update the prompt corrective action framework to reflect the new regulatory capital minimums.

•
Under the Final Basel III Capital Rules, institutions like the Company and the Banks are subject to a Standardized Approach and an Advanced Approaches capital framework. For Advanced Approaches institutions like us, the Final Basel III Capital Rules also included a supplementary leverage ratio based upon the Basel Committee leverage ratio. In September 2014, U.S. banking regulators issued a final rule that revised the supplementary leverage ratio consistent with revisions made by the Basel Committee, including by modifying the methodology for including off-balance sheet items in the denominator of the supplementary leverage ratio and by requiring institutions to calculate total leverage exposure using daily averages for on-balance sheet items and the average of three month-end calculations for off-balance sheet items. The supplementary leverage ratio will become effective January 1, 2018.

19	Capital One Financial Corporation (COF)

•
As a financial institution with consolidated assets of more than $250 billion, we became subject to the Advanced Approaches framework at the end of 2012. Prior to full implementation of the Advanced Approaches framework, an organization must complete a qualification period of four consecutive quarters, known as the parallel run, during which it must meet the requirements of the rules to the satisfaction of its primary U.S. banking regulator. We entered parallel run on January 1, 2015. Compliance with the Advanced Approaches rules will require a significant investment of resources.

•
In September 2014, the Federal Banking Agencies issued final rules implementing the Basel III liquidity coverage ratio in the United States (the “Final LCR Rule”). The Final LCR Rule will require the Company and each of the Banks to hold an amount of eligible high-quality, liquid assets that equals or exceeds 100% of each institution’s respective projected net cash outflows over a 30-day period, each as calculated in accordance with the Final LCR Rule. We have been modifying the composition of our investment portfolio in preparation for the Final LCR Rule, with some of these actions resulting in us purchasing types of securities that are lower yielding than securities we would otherwise be purchasing if not for the Final LCR Rule.

•
Because we are a bank holding company with consolidated assets of more than $50 billion, we are subject to certain heightened prudential standards under the Dodd-Frank Act, including requirements that may be recommended by the Financial Stability Oversight Council and implemented by the Federal Reserve. As a result, we expect to be subject to more stringent standards and requirements than those applicable for smaller institutions, including risk-based capital requirements, leverage limits and liquidity requirements. In December 2011, the Federal Reserve released proposed rules beginning to implement the enhanced prudential requirements, including a detailed liquidity framework that would supplement the liquidity regulations implementing Basel III. The Federal Reserve finalized certain of the proposed rules on February 18, 2014 (“Enhanced Standards Rule”). Under the Enhanced Standards Rule, we must meet liquidity risk management standards, conduct internal liquidity stress tests, and maintain a 30-day buffer of highly liquid assets to cover cash-flow needs under stressed conditions, in each case consistent with the requirements of the rule.

•
Under the Federal Reserve’s Capital Plan Rule, bank holding companies with consolidated assets of $50 billion or more must submit capital plans to the Federal Reserve on an annual basis and must obtain approval from the Federal Reserve before making most capital distributions, such as dividends and share repurchases, in a process commonly referred to as CCAR. As part of its evaluation of a capital plan, the Federal Reserve will consider the comprehensiveness of the plan, the reasonableness of assumptions and analysis and methodologies used to assess capital adequacy, and other qualitative factors at the discretion of the Federal Reserve. Furthermore, the Federal Reserve will consider our ability to maintain capital ratios above each Basel III minimum regulatory capital ratio and above a Tier 1 common ratio of 5.0% on a pro forma basis under baseline and stressed conditions throughout a planning horizon of at least nine quarters. In the 2015 capital plan and stress test cycles, we will be required to meet Basel III Standardized Approach capital requirements, with appropriate phase-in provisions. On October 17, 2014, the Federal Reserve issued a final rule regarding the Capital Plan and Stress Test Rules that, among other things, limits the ability of a bank holding company with $50 billion or more in total consolidated assets to make capital distributions under the capital plan rule if the bank holding company’s net capital issuances are less than the amount indicated in its capital plan.

•
We consider various factors in the management of capital, including the impact of stress on our capital levels, as determined by both our internal modeling and the Federal Reserve’s modeling of our capital position in CCAR. In recent stress test cycles, including CCAR, we have observed a large difference between our estimates of our capital levels under stress and the Federal Reserve’s estimates of our capital levels under stress. In the current stress test cycle, including CCAR, the difference could be larger because we expect the Federal Reserve to continue to use its own assumptions in modeling results. Therefore, although our estimated capital levels under stress suggest that we have substantial capacity to return capital to shareholders and remain well capitalized under stress, it is possible that the Federal Reserve’s modeling may result in a materially lower capacity to return capital to shareholders than our estimates.

See “Item 1. Business—Supervision and Regulation” for additional information.
We Face Risk Related To Our Operational, Technological And Organizational Infrastructure.
Our ability to grow and compete is dependent on our ability to build or acquire necessary operational, technological and organizational infrastructure. We are embedding technology, data, and software development deeply into our business model and how we work. We are focused on building reusable plug-and-play middleware, developing and designing modern software, integrating our platforms and making them scalable, and building a powerful and flexible data infrastructure. For example, we have substantially completed significant development projects to achieve the systems integration of prior acquisitions and to build

20	Capital One Financial Corporation (COF)

a scalable infrastructure in our Consumer Banking and Commercial Banking businesses. We have also invested in infrastructure in the Commercial Banking business intended to assist with effective execution of key processes and improve loan origination and underwriting platforms. In the Credit Card business, we have invested in our infrastructure in order to consolidate and simplify system and portfolio conversions.

In addition, our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Third parties with which we do business could also be sources of operational risk, particularly in the event of breakdowns or failures of such parties’ own systems. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, cyber-attacks, including DDOS discussed below, natural disasters, other damage to property or physical assets or events arising from local or larger scale politics, including terrorist acts. Any of these occurrences could diminish our ability to operate our businesses, service customer accounts, and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.

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
Our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. Further, as our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations or the integration of newly acquired businesses. As cybersecurity threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or strengthen our protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure or invest in new technology designed to mitigate security risks. If we are unable to successfully manage our expenses, our financial results will be negatively affected.
We Could Incur Increased Costs Or Reductions In Revenue Or Suffer Reputational Damage And Business Disruptions In The Event Of The Theft, Loss Or Misuse Of Information, Including As A Result Of A Cyber-Attack.
Our products and services involve the gathering, storage and transmission of sensitive information regarding our customers and their accounts. Our ability to provide such products and services, many of which are web-based, relies upon the management and safeguarding of information, software, methodologies and business secrets. To provide these products and services, we use information systems and infrastructure that we and third-party service providers operate. We also have arrangements in place with retail partners and other third parties where we share and receive information about their customers who are or may become our customers. As a financial institution, we also are subject to and examined for compliance with an array of data protection laws,

21	Capital One Financial Corporation (COF)

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
Information security risks for large financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, activists, formal and informal instrumentalities of foreign governments and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers may use computers, smartphones, tablet PCs and other mobile devices that are beyond our security control systems. Although we believe we have a robust suite of authentication and layered information security controls, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or other attacks that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary or other information, including access to accounts with online functionality, which could result in disruptions and damage to the business operations or finances of Capital One, our customers or other third parties. For example, we and other U.S. financial services providers continue to be targeted with evolving and adaptive distributed DDOS attacks from sophisticated third parties. DDOS attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times or even causing the site to be temporarily unavailable. On at least one occasion, a DDOS attack successfully disrupted our consumer online banking services for a period of time, which had a non-material impact on our business. Although we have not experienced any material losses relating to cyber incidents, there can be no assurance that we will not suffer such losses in the future. If future attacks like these are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
Because the methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently, are increasingly sophisticated and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures. In addition, the increasing prevalence of cyber-attacks and other efforts to breach or disrupt our systems or those of our partners, retailers or other market participants has led, and will likely continue to lead, to increased costs to us with respect to preventing, mitigating and remediating these risks, as well as any related attempted fraud. For example, various retailers have recently been victims of cyber-attacks in which customer data, including debit and credit card information, was obtained. In these situations, we incur a variety of costs, including those associated with replacing the compromised cards and remediating fraudulent transaction activity. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general which could result in reduced use of our financial products. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.
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

22	Capital One Financial Corporation (COF)

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
In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:

•
New Businesses and Geographic or Other Markets: Our merger, acquisition or strategic partnership activity may involve our entry into new businesses and new geographic areas or other markets which present risks resulting from our relative inexperience in these new businesses or markets. These new businesses or markets may change the overall character of our consolidated portfolio of businesses and could react differently to economic and other external factors. We face the risk that we will not be successful in these new businesses or in these new markets.

•
Identification and Assessment of Merger and Acquisition Targets and Deployment of Acquired Assets: We cannot assure you that we will identify or acquire suitable financial assets or institutions to supplement our organic growth through acquisitions or strategic partnerships. In addition, we may incorrectly assess the asset quality and value of the particular assets or institutions we acquire. Further, our ability to achieve the anticipated benefits of any merger, acquisition or strategic partnership will depend on our ability to assess the asset quality and value of the particular assets or institutions we partner with, merge with or acquire. We may be unable to profitably deploy any assets we acquire.

•
Accuracy of Assumptions: In connection with any merger, acquisition or strategic partnership, we may make certain assumptions relating to the proposed merger, acquisition or strategic partnership that may be, or may prove to be, inaccurate, including as a result of the failure to realize the expected benefits of any merger, acquisition or strategic partnership. The inaccuracy of any assumptions we may make could result in unanticipated consequences that could have a material adverse effect on our results of operations or financial condition. Assumptions we might make when considering a proposed merger, acquisition or strategic partnership may relate to numerous matters, including:

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

•	the extent and nature of regulatory oversight over a target or partner company;

•	projected or expected tax benefits or assets;

23	Capital One Financial Corporation (COF)

•
accounting matters related to the target or partner company, including accuracy of assumptions and estimates used in preparation of financial statements such as those used to determine allowance for loan losses, fair value of certain assets and liabilities, securities impairment and realization of deferred tax assets; and

•
our expectations regarding macroeconomic conditions, including the unemployment rate, housing prices, the interest rate environment, the shape of the yield curve, inflation and other economic indicators; and other financial and strategic risks associated with any merger or acquisition.

•
Target Specific Risk: Assets and companies that we acquire, or companies that we enter into strategic partnerships with, will have their own risks that are specific to a particular asset or company. These risks include, but are not limited to, particular or specific regulatory, accounting, operational, reputational and industry risks, any of which could have a material adverse effect on our results of operations or financial condition. Indemnification rights, if any, may be insufficient to compensate us for any losses or damages resulting from such risks. In addition to regulatory approvals discussed above, certain of our merger, acquisition or partnership activity may require third-party consents in order for us to fully realize the anticipated benefits of any such transaction.

Reputational Risk And Social Factors May Impact Our Results And Damage Our Brand.
Our ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our business practices or our financial health. In addition, our brand has historically been, and we expect it to continue to be, very important to us. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative public perceptions regarding our reputation could lead to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with us. In addition, negative perceptions regarding certain industries or clients could also prompt us to cease business activities associated with those industries or clients. Negative public opinion or damage to our brand could result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information), corporate governance, and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us.
In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by accountholders and borrowers domestically and internationally. These social factors include changes in consumer confidence levels, the public’s perception regarding consumer debt, including credit card use, and changing attitudes about the stigma of bankruptcy. If consumers develop or maintain negative attitudes about incurring debt, or if consumption trends decline or if we fail to maintain and enhance our brand, or we incur significant expenses in this effort, our business and financial results could be materially and negatively affected.
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

24	Capital One Financial Corporation (COF)

changes in technology and product delivery systems, as well as the consolidation of financial service providers, all of which may affect our customers’ expectations and demands.
We operate the largest online direct banking institution in the U.S. by deposits. While direct banking represents a significant opportunity to attract new customers that value greater and more flexible access to banking services at reduced costs, it also presents significant risks and we face strong competition in the direct banking market. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds and may affect our growth and profitability. In addition, the effects of a competitive environment may be exacerbated by the flexibility of direct banking and the increasing financial and technological sophistication of our customer base. Customers could also close their online accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation.
We have significantly expanded our credit card partnership business over the past several years with the additions of a number of credit card partnerships. The market for key business partners, especially in the Credit Card business, is very competitive, and we cannot assure you that we will be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense into acquiring and developing the relationships. The loss of any of our business partners could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
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

We expect digital technologies to have a significant impact on banking over time. Consumers increasingly expect robust digital experiences from their financial services providers. The ability for customers to access their accounts and conduct financial transactions using digital technology, including mobile applications, is an increasingly important aspect of the financial services industry and it impacts our ability to deliver products and services to our customers. To that end, financial institutions are rapidly introducing new digital and other technology-driven products and services, which aim to offer a better customer experience and to reduce costs. We continue to invest in digital technology designed to attract new customers, facilitate the ability of existing customers to conduct financial transactions and enhance the customer experience related to our products and services. Our continued success depends, in part, upon our ability to address the needs of our customers by using digital technology to provide products and services that efficiently meet their expectations in a cost-effective manner. The development and launch of new digital products and services depends in large part on our capacity to invest in and build the technology platforms that can enable them. We continue to actively invest in such technology platforms, however, we may fail to implement the correct technology, or may fail to do so in a timely manner as discussed in more detail below under the heading “We Face Risk Related To Our Operational, Technological And Organizational Infrastructure.” As noted above, some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, we face intense competition from smaller companies which experience lower cost structures and different regulatory requirements than we do, and which may allow them to innovate more rapidly than we can. Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other talent, and competition for such talent is intense. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.

25	Capital One Financial Corporation (COF)

Fluctuations In Market Interest Rates Or Volatility In The Capital Markets Could Adversely Affect Our Revenue And Expense, The Value Of Assets And Obligations, Our Cost Of Capital Or Our Liquidity.
Like other financial institutions, our business may be sensitive to market interest rate movement and the performance of the capital markets. Changes in interest rates or in valuations in the debt or equity markets could directly impact us. For example, we borrow money from other institutions and depositors, which we use to make loans to customers and invest in debt securities and other earning assets. We earn interest on these loans and assets and pay interest on the money we borrow from institutions and depositors. Fluctuations in interest rates, including changes in the relationship between short-term rates and long-term rates and in the relationship between our funding basis rate and our lending basis rate, may have negative impacts on our net interest income and therefore our earnings. In addition, interest rate fluctuations and competitor responses to those changes may affect the rate of customer prepayments for mortgage, auto and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on our earning asset portfolio. Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain balances in the deposit accounts they have with us. In addition, changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. Finally, the Final Rule requires that most amounts reported in Accumulated Other Comprehensive Income ("AOCI"), including unrealized gains and losses on securities designated as available for sale, be included in our regulatory capital calculations. Changes in interest rates or market valuations that result in unrealized losses on components of AOCI could therefore impact our regulatory capital ratios negatively.
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
Our Business Could Be Negatively Affected If We Are Unable To Attract, Retain And Motivate Skilled Senior Leaders.
Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders is intense. The executive compensation provisions of the Dodd-Frank Act and the regulations issued thereunder, and any further legislation, regulation or regulatory guidance restricting executive compensation, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not apply in the same manner to all financial institutions, and we therefore may face more restrictions than other institutions and companies with whom we compete for talent. If we are unable to retain talented senior leadership, our business could be negatively affected.
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
We Face Risks From Unpredictable Catastrophic Events.
Despite our substantial business contingency plans, the impact from natural disasters and other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business and customers are concentrated, such as the mid-Atlantic and New York metropolitan area, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition and results of operations.

26	Capital One Financial Corporation (COF)

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
Our Ability To Receive Dividends From Our Subsidiaries Could Affect Our Liquidity And Ability To Pay Dividends And Repurchase Common Stock.
We are a separate and distinct legal entity from our subsidiaries, including the Banks. Dividends to us from our direct and indirect subsidiaries, including the Banks, have represented a major source of funds for us to pay dividends on our common and preferred stock, repurchase common stock, make payments on corporate debt securities and meet other obligations. There are various federal law limitations on the extent to which the Banks can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common or preferred stockholders, repurchase our common stock, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, financial position or perception of financial health.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 14.9 million square feet of owned or leased office and retail space, used to support our business. Of this overall portfolio, approximately 10.4 million square feet of space is dedicated for various corporate office uses and approximately 4.5 million square feet of space is for bank branches and related offices.

27	Capital One Financial Corporation (COF)

Our 10.4 million square feet of corporate office space consists of approximately 5.5 million square feet of leased space and 4.9 million square feet of owned space. Our headquarters is located in McLean, Virginia, and is included in our corporate office space. We maintain office space primarily in Virginia, Texas, Illinois, New York, Louisiana, Delaware and Maryland.
Our 4.5 million square feet of bank branch and branch/office space consists of approximately 2.2 million square feet of leased space and 2.3 million square feet of owned space, including branches in locations across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and District of Columbia. See “Note 8—Premises, Equipment and Lease Commitments” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 20—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

28	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 30, 2015, there were 12,610 holders of record of our common stock. The table below presents the high and low closing trade prices of our common stock as reported by the NYSE and cash dividends per common share declared by us during each quarter indicated.

	Trade Price		Cash Dividends
For the Quarter Ended	High	Low
December 31, 2014	$83.31	$76.43	$0.30
September 30, 2014	84.95	78.04	0.30
June 30, 2014	83.49	72.95	0.30
March 31, 2014	78.02	68.66	0.30
December 31, 2013	$76.61	$67.83	$0.30
September 30, 2013	69.70	63.59	0.30
June 30, 2013	62.81	52.76	0.30
March 31, 2013	62.88	50.80	0.05
Dividend Restrictions
For information regarding our ability to pay dividends, see the discussion under “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds,” “MD&A—Capital Management—Dividend Policy and Stock Purchases,” and “Note 12—Regulatory and Capital Adequacy.”
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III of this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2009 and ending December 31, 2014. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

29	Capital One Financial Corporation (COF)

Comparison of 5-Year Cummulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)

$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
$225
$185
$172
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2009	2010	2011	2012	2013	2014
Capital One	$100.00	$111.57	$111.34	$153.09	$205.43	$224.86
S&P 500 Index	100.00	112.78	112.78	127.90	165.76	184.64
S&P Financial Index	100.00	110.83	90.43	114.17	152.09	172.01

30	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2014.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2014.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
October	2,648,911	$80.08	2,634,300	$789
November	2,123,473	81.85	2,116,925	616
December	1,403,015	82.56	1,402,575	500
Total	6,175,399	$81.25	6,153,800
__________

(1)
Primarily comprised of repurchases under the $2.5 billion common stock repurchase program authorized by our Board of Directors and announced on March 26, 2014, which authorized share repurchases through March 31, 2015. Also includes 14,611 shares, 6,548 shares and 440 shares purchased in October, November and December, respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.

Item 6. Summary of Selected Financial Data
The following table presents selected consolidated financial data and performance metrics for the five-year period ended December 31, 2014. Certain prior period amounts have been recast to conform to the current period presentation. We prepare our consolidated financial statements based on U.S. GAAP. This data should be reviewed in conjunction with our audited consolidated financial statements and related notes and with the MD&A included in this Report. The historical financial information presented may not be indicative of our future performance. The comparability of our results of operations between reported periods is impacted by the following transactions completed in 2013 and 2012:

•
On November 1, 2013, we completed the acquisition of Beech Street Capital, a privately-held, national originator and servicer of Fannie Mae, Freddie Mac and FHA multifamily commercial real estate loans.

•
On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A (the “Portfolio Sale”). Pursuant to the agreement, we received $6.4 billion for the net portfolio assets.

•
On May 1, 2012, we completed the 2012 U.S. card acquisition. At closing, we acquired approximately 27 million new active accounts, $27.8 billion in outstanding credit card receivables designated as held for investment and $327 million in other assets.

•
On February 17, 2012, we completed the ING Direct acquisition. The acquisition resulted in the addition of loans of $40.4 billion, other assets of $53.9 billion and deposits of $84.4 billion as of the acquisition date.

We use the term “Acquired Loans” to refer to the substantial majority of consumer and commercial loans acquired in the ING Direct and CCB acquisitions, and a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”). The accounting and classification of these loans may significantly alter some of our reported credit quality metrics. We therefore supplement certain reported credit quality metrics with metrics adjusted to exclude the impact of these Acquired Loans. For additional information, see “MD&A—Credit Risk Profile” and “Note 4—Loans.”

31	Capital One Financial Corporation (COF)

Five-Year Summary of Selected Financial Data(1)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2014	2013	2012	2011	2010	2014 vs. 2013		2013 vs. 2012
Income statement
Interest income	$19,397	$19,898	$18,964	$14,987	$15,353	(3)%		5%
Interest expense	1,579	1,792	2,375	2,246	2,896	(12)		(25)
Net interest income	17,818	18,106	16,589	12,741	12,457	(2)		9
Non-interest income(2)	4,472	4,278	4,807	3,538	3,714	5		(11)
Total net revenue(3)	22,290	22,384	21,396	16,279	16,171	—		5
Provision for credit losses(4)	3,541	3,453	4,415	2,360	3,907	3		(22)
Non-interest expense:
Marketing	1,561	1,373	1,364	1,337	958	14		1
Amortization of intangibles	532	671	609	222	220	(21)		10
Acquisition-related(5)	64	193	336	45	81	(67)		(43)
Operating expenses	10,023	10,116	9,488	7,627	6,599	(1)		7
Total non-interest expense	12,180	12,353	11,797	9,231	7,858	(1)		5
Income from continuing operations before income taxes	6,569	6,578	5,184	4,688	4,406	—		27
Income tax provision	2,146	2,224	1,475	1,452	1,374	(4)		51
Income from continuing operations, net of tax	4,423	4,354	3,709	3,236	3,032	2		17
Income (loss) from discontinued operations, net of tax	5	(233)	(217)	(106)	(307)	**		7
Net income	4,428	4,121	3,492	3,130	2,725	7		18
Dividends and undistributed earnings allocated to participating securities	(18)	(17)	(15)	(26)	—	6		13
Preferred stock dividends	(67)	(53)	(15)	—	—	26		253
Net income available to common stockholders	$4,343	$4,051	$3,462	$3,104	$2,725	7		17
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$7.70	$7.39	$6.56	$7.04	$6.70	4%		13%
Income (loss) from discontinued operations	0.01	(0.40)	(0.39)	(0.23)	(0.67)	**		3
Net income per basic common share	$7.71	$6.99	$6.17	$6.81	$6.03	10		13
Diluted earnings per common share:
Net income from continuing operations	$7.58	$7.28	$6.49	$6.99	$6.64	4		12
Income (loss) from discontinued operations	0.01	(0.39)	(0.38)	(0.23)	(0.67)	**		3
Net income per diluted common share	$7.59	$6.89	$6.11	$6.76	$5.97	10		13
Dividends paid per common share	$1.20	$0.95	$0.20	$0.20	$0.20	26		375
Common dividend payout ratio(6)	15.56%	13.59%	3.24%	2.93%	3.31%	197	bps	1,035	bps
Stock price per common share at period end	$82.55	$76.61	$57.93	$42.29	$42.56	8%		32%
Book value per common share at period end	81.41	72.69	69.43	64.40	58.54	12		5
Total market capitalization at period end	45,683	43,875	33,727	19,301	19,271	4		30
Balance sheet (average balances)
Loans held for investment	$197,925	$192,614	$187,915	$128,424	$128,526	3%		3%
Interest-earning assets	267,174	266,423	255,079	175,265	175,683	—		4
Total assets	298,300	297,264	286,585	199,699	200,116	—		4
Interest-bearing deposits	181,036	187,700	183,314	109,644	104,743	(4)		2
Total deposits	205,675	209,045	203,055	126,694	119,010	(2)		3
Borrowings	38,882	37,807	38,025	38,022	49,620	3		(1)
Common equity	43,055	40,629	36,934	28,538	24,918	6		10
Total stockholders’ equity	44,268	41,482	37,265	28,538	24,918	7		11

32	Capital One Financial Corporation (COF)

	Year Ended December 31,					Change
(Dollars in millions, except per share data and as noted)	2014	2013	2012	2011	2010	2014 vs. 2013		2013 vs. 2012
Selected performance metrics
Purchase volume(7)	$224,750	$201,074	$180,599	$135,120	$106,912	12%		11%
Total net revenue margin(8)	8.34%	8.40%	8.39%	9.29%	9.20%	(6)	bps	1	bps
Net interest margin(9)	6.67	6.80	6.50	7.27	7.09	(13)		30
Return on average assets	1.48	1.46	1.29	1.62	1.52	2		17
Return on average tangible assets(10)	1.56	1.55	1.37	1.74	1.63	1		18
Return on average common equity(11)	10.08	10.54	9.96	11.25	12.17	(46)		58
Return on average tangible common equity(12)	15.79	17.35	17.25	22.05	27.83	(156)		10
Equity-to-assets ratio(13)	14.84	13.95	13.00	14.29	12.45	89		95
Non-interest expense as a % of average loans held for investment(14)	6.15	6.41	6.28	7.19	6.11	(26)		13
Efficiency ratio(15)	54.64	55.19	55.14	56.70	48.59	(55)		5
Effective income tax rate from continuing operations	32.67	33.81	28.45	30.97	31.18	(114)		536
Net charge-offs	$3,414	$3,934	$3,555	$3,771	$6,651	(13)%		11%
Net charge-off rate(16)	1.72%	2.04%	1.89%	2.94%	5.18%	(32)	bps	15	bps
Net charge-off rate (excluding Acquired Loans)(17)	1.98	2.45	2.34	3.06	5.45	(47)		11

		December 31,					Change
(Dollars in millions except per share data as noted)	—	2014	2013	2012	2011	2010	2014 vs. 2013		2013 vs. 2012
Balance sheet (period end)
Loans held for investment		$208,316	$197,199	$205,889	$135,892	$125,947	6%		(4)%
Interest-earning assets		277,849	265,170	280,096	179,878	172,071	5		(5)
Total assets		308,854	296,933	312,942	205,962	197,522	4		(5)
Interest-bearing deposits		180,467	181,880	190,018	109,945	107,162	(1)		(4)
Total deposits		205,548	204,523	212,485	128,226	122,210	1		(4)
Borrowings		48,457	40,654	49,910	39,561	41,796	19		(19)
Common equity		43,231	40,779	39,572	29,617	26,509	6		3
Total stockholders’ equity		45,053	41,632	40,425	29,617	26,509	8		3
Credit quality metrics (period end)
Allowance for loan and lease losses		$4,383	$4,315	$5,156	$4,250	$5,628	2%		(16)%
Allowance as a % of loans held for investment (“allowance coverage ratio”)		2.10%	2.19%	2.50%	3.13%	4.47%	(9)	bps	(31)	bps
Allowance as a % of loans held for investment (excluding Acquired Loans)(17)		2.36	2.54	3.02	3.22	4.67	(18)		(48)
30+ day performing delinquency rate		2.62	2.63	2.70	3.35	3.52	(1)		(7)
30+ day performing delinquency rate (excluding Acquired Loans)(17)		2.95	3.08	3.29	3.47	3.68	(13)		(21)
30+ day delinquency rate		2.91	2.96	3.09	3.95	4.23	(5)		(13)
30+ day delinquency rate (excluding Acquired Loans)(17)		3.28	3.46	3.77	4.09	4.43	(18)		(31)
Capital ratios(18)
Common equity Tier 1 capital ratio		12.46%	N/A	N/A	N/A	N/A	**		**
Tier 1 common ratio		N/A	12.19%	10.93%	9.63%	8.73%	**		126	bps
Tier 1 risk-based capital ratio		13.23%	12.57	11.31	11.96	11.60	66	bps	126
Total risk-based capital ratio		15.14	14.69	13.53	14.82	16.79	45		116
Tier 1 leverage ratio		10.77	10.06	8.63	10.04	8.1	71		143
Tangible common equity (“TCE”) ratio(19)		9.49	8.89	7.87	8.18	6.82	60		102
Others
Employees (in thousands), period end(20)		46.0	45.4	42.2	34.1	30.3	1%		8%
__________

**	Change is not meaningful.

33	Capital One Financial Corporation (COF)

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

(3)
Total net revenue was reduced by $645 million, $796 million, $937 million, $371 million and $950 million in 2014, 2013, 2012, 2011, and 2010, respectively, for the estimated uncollectible amount of billed finance charges and fees. The reserve for estimated uncollectible billed finance charges and fees, which we refer to as the finance charge and fee reserve, totaled $216 million, $190 million, $307 million, $74 million, and $211 million as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(4)
Provision for credit losses for 2012 includes expense of $1.2 billion to establish an initial allowance for the receivables acquired in the 2012 U.S. card acquisition accounted for based on contractual cash flows.

(5)	Acquisition-related costs include transaction costs, legal and other professional or consulting fees, restructuring costs, and integration expense.

(6)	Calculated based on dividends per common share for the period divided by basic earnings per common share for the period.

(7)
Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(8)	Calculated based on total net revenue for the period divided by average interest-earning assets for the period.

(9)	Calculated based on net interest income for the period divided by average interest-earning assets for the period.

(10)
Calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(11)
Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.

(12)
Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average tangible common equity (“TCE”). Our calculation of return on average TCE may not be comparable to similarly titled measures reported by other companies. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(13)	Calculated based on average stockholders’ equity for the period divided by average total assets for the period.

(14)	Calculated based on non-interest expense for the period divided by average loans held for investment for the period.

(15)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(16)	Calculated based on net charge-offs for the period divided by average loans held for investment for the period.

(17)
Calculation of ratio adjusted to exclude Acquired Loans. See “MD&A—Business Segment Financial Performance,” “MD&A—Credit Risk Profile” and “Note 4—Loans” for additional information on the impact of Acquired Loans on our credit quality metrics.

(18)
Beginning on January 1, 2014, we calculate our regulatory capital under Basel III Standardized Approach subject to transition provisions. Prior to January 1, 2014, we calculated regulatory capital measures under Basel I. See “MD&A—Capital Management” and “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information, including the calculation of each of these ratios.

(19)
The TCE ratio is a non-GAAP measure calculated as TCE divided by tangible assets. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(20)	In the second quarter of 2014, we changed our presentation from total full-time equivalent employees to total employees. All prior periods have been recast to conform to the current presentation.

34	Capital One Financial Corporation (COF)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this 2014 Annual Report on Form 10-K (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2014 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2014 and accompanying notes. MD&A is organized in the following sections:

• Executive Summary and Business Outlook	• Capital Management
• Critical Accounting Policies and Estimates	• Risk Management
• Accounting Changes and Developments	• Credit Risk Profile
• Consolidated Results of Operations	• Liquidity Risk Profile
• Business Segment Financial Performance	• Market Risk Profile
• Consolidated Balance Sheets Analysis	• Supplemental Tables
• Off-Balance Sheet Arrangements and Variable Interest Entities	• Glossary and Acronyms

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
In 2014, all three of our business segments delivered strong underlying performance and grew our loan portfolios. We continue to deliver risk-adjusted returns while investing to improve profitability. We remain focused on creating value and sustained performance.
Financial Highlights
We reported net income of $4.4 billion ($7.59 per diluted common share) on total net revenue of $22.3 billion for 2014, with each of our three business segments contributing to our earnings. In comparison, we reported net income of $4.1 billion ($6.89 per diluted common share) on total net revenue of $22.4 billion for 2013 and $3.5 billion ($6.11 per diluted share) on total net revenue of $21.4 billion for 2012.
Beginning on January 1, 2014, we calculate our regulatory capital under the Basel III Standardized Approach subject to transition provisions. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition provisions, was 12.46% as of December 31, 2014. Our Tier 1 common ratio, as calculated under Basel I, was 12.19% as of December 31, 2013. These numbers are not directly comparable due to methodological differences in the calculation of the ratios. We formally entered parallel run for Basel III Advanced Approaches as of January 1, 2015. See “Capital Management” below for additional information.
On March 26, 2014, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock (“2014 Stock Repurchase Program”). During 2014, we repurchased approximately $2.0 billion of common stock and expect to complete the 2014 Stock Repurchase Program by the end of the first quarter of 2015. See “Capital Management” below for additional information.
Below are additional highlights of our performance in 2014. These highlights generally are based on a comparison between the results of 2014 and 2013, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2014 compared to our financial condition and credit

35	Capital One Financial Corporation (COF)

performance as of December 31, 2013. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company

•
Earnings: Our net income increased by $307 million, or 7%, to $4.4 billion in 2014, compared to $4.1 billion in 2013. The increase in net income was driven by (i) a $342 million change driven by a net benefit of $33 million for mortgage representation and warranty losses (which includes a benefit of $26 million before taxes in continuing operations and a benefit of $7 million before taxes in discontinued operations) in 2014, as compared to a net provision of $309 million (which includes a benefit of $24 million before taxes in continuing operations and a provision of $333 million before taxes in discontinued operations) in 2013; (ii) a decrease in non-interest expense due to lower amortization of intangibles, acquisition-related costs and the provision for litigation matters; and (iii) an increase in net interest income due to lower funding costs. These items were partially offset by a decrease in net interest income attributable to the Portfolio Sale and higher marketing expenses associated with loan growth.

•
Loans Held for Investment: Period-end loans held for investment increased by $11.1 billion, or 6%, to $208.3 billion as of December 31, 2014 from $197.2 billion as of December 31, 2013. Average loans held for investment increased by $5.3 billion, or 3%, to $197.9 billion in 2014, compared to $192.6 billion in 2013. The increases were due to growth in our credit card and commercial loan portfolios, and continued strong auto loan originations outpacing the run-off of the acquired home loan portfolio in our Consumer Banking business.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 32 basis points to 1.72% in 2014 from 2.04% in 2013. The low net charge-off rates observed during 2014, compared to our historical trends, were largely due to continued economic improvement and portfolio seasoning. Our 30+ day delinquency rate declined to 2.91% as of December 31, 2014 from 2.96% as of December 31, 2013. The decrease was primarily due to strong credit performance. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $68 million to $4.4 billion as of December 31, 2014, from $4.3 billion as of December 31, 2013. The increase in the allowance for loan and lease losses was primarily driven by loan growth in our domestic card, auto and commercial loan portfolios, in addition to portfolio specific risks in our commercial loan portfolio, offset by credit improvement driving allowance releases related to our international card portfolio. The allowance coverage ratio declined by 9 basis points to 2.10% as of December 31, 2014 from 2.19% as of December 31, 2013 primarily resulting from the increase in the outstanding balances in loans held for investment outpacing the allowance build.

•
Representation and Warranty Reserve: The mortgage representation and warranty reserve decreased by $441 million to $731 million as of December 31, 2014, from $1.2 billion as of December 31, 2013. We recorded a net benefit for mortgage representation and warranty losses of $33 million (which includes a benefit of $26 million before taxes in continuing operations and a benefit of $7 million before taxes in discontinued operations) in 2014. The decrease in the representation and warranty reserve was primarily driven by claims paid and legal developments including settlements.

36	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 1 summarizes our business segment results, which we report based on income from continuing operations, net of tax, for the years ended December 31, 2014, 2013 and 2012. We provide information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments.”
Table 1: Business Segment Results(1)

	Year Ended December 31,
	2014				2013				2012
	Total Net Revenue(2)		Income(3)		Total Net Revenue(2)		Income (Loss)(3)		Total Net Revenue(2)		Income(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$13,621	61%	$2,479	56%	$14,287	64%	$2,615	60%	$13,260	62%	$1,530	41%
Consumer Banking	6,432	29	1,195	27	6,654	30	1,451	33	6,570	31	1,363	37
Commercial Banking(4)	2,201	10	659	15	2,069	9	731	17	1,891	9	810	22
Other(5)	36	—	90	2	(626)	(3)	(443)	(10)	(325)	(2)	6	—
Total from continuing operations	$22,290	100%	$4,423	100%	$22,384	100%	$4,354	100%	$21,396	100%	$3,709	100%
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Total net revenue consists of net interest income and non-interest income.

(3)	Net income (loss) for our business segments is based on income (loss) from continuing operations, net of tax.

(4)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%.

(5)	Includes the residual impact of the allocation of certain items, our centralized Corporate Treasury group activities, as well as other items as described in “Note 19—Business Segments.”

•
Credit Card: Our Credit Card business generated net income from continuing operations of $2.5 billion in 2014, compared to net income from continuing operations of $2.6 billion in 2013. The decrease in net income was driven by lower net revenue associated with the Portfolio Sale in 2013, partially offset by a decrease in non-interest expenses and a lower provision for credit losses driven by lower net charge-offs. Period-end loans held for investment in our Credit Card business increased by $4.6 billion to $85.9 billion as of December 31, 2014 from $81.3 billion as of December 31, 2013. The increase was primarily due to growth in the domestic card loan portfolio in 2014.

•
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $1.2 billion in 2014, compared to net income from continuing operations of $1.5 billion in 2013. The decrease in net income was primarily attributable to compression in deposit spreads in retail banking, declining home loan portfolio balances and margin compression in our auto loan portfolio. The decrease was partially offset by higher net interest income generated by growth in our auto loan portfolio. Period-end loans held for investment in our Consumer Banking business increased by $677 million to $71.4 billion as of December 31, 2014, from $70.8 billion as of December 31, 2013, due to growth in our auto loan portfolio outpacing the run-off in our acquired home loan portfolio.

•
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $659 million in 2014, compared to net income from continuing operations of $731 million in 2013. The decrease in net income was primarily due to a higher provision for credit losses, reflecting an allowance build in 2014 compared to an allowance release in 2013. This was partially offset by higher revenue net of related operating expenses, driven by the growth in our commercial loan portfolio, fee-based services and products attributable to the Beech Street business. Period-end loans held for investment in our Commercial Banking business increased by $5.9 billion to $50.9 billion as of December 31, 2014, from $45.0 billion as of December 31, 2013. The increase was driven by loan growth in the commercial and industrial and commercial and multifamily real estate portfolios.

37	Capital One Financial Corporation (COF)

Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Annual Report on Form 10-K. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part II—Item 7. MD&A” of this Report. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies; (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed; or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Part I—Item 1. Business—Forward—Looking Statements” in this Report for more information on the forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in this Report for factors that could materially influence our results.
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
We delivered attractive risk-adjusted returns in 2014, and we expect that will continue. In 2015, we expect growth in full-year revenues, driven by growth in average loans. We also expect that full-year marketing and operating expenses will both be higher in 2015 than they were in 2014. We expect the full-year 2015 efficiency ratio to be between 53.5% and 54.5%, excluding non-recurring items. We also expect that efficiency ratio will vary, perhaps significantly, from quarter to quarter based on factors such as day count, the timing of growth and associated revenues, and the timing of investments throughout the year.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. Pursuant to our approved 2014 capital plan, we expect to complete our previously announced $2.5 billion 2014 Stock Repurchase Program in the first quarter of 2015.
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
Business Segment Expectations

•
Credit Card: In our Domestic Card business, we continue to expect the quarterly charge-off rate throughout 2015 to be in the mid-to-high three percent range. We expect normal seasonal patterns throughout the year, including an increase in the charge-off rate in the first quarter of 2015, as compared to the fourth quarter of 2014. In addition to seasonality, we continue to expect that loan growth will impact the charge-off rate. As new loan balances season, we expect them to put upward pressure on losses. While this impact on the charge-off rate will likely be modest at first, we expect that the impact will grow throughout 2015 and beyond. In addition to rising charge-offs, we expect loan growth to drive allowance additions. We continue to believe that our Domestic Card business continues to be well-positioned.

•
Consumer Banking: In our Consumer Banking business, we continue to experience a change in product mix as a result of continued growth in auto originations and loans offset by the planned run-off of our acquired home loan portfolio. While our auto business remains well-positioned, we remain cautious and continue to closely monitor pricing, underwriting

38	Capital One Financial Corporation (COF)

practices, used vehicle prices and other competitor and market factors. Returns on new auto originations are lower than returns in the overall auto loan portfolio, but remain resilient and within ranges that support an attractive business. In addition, in our retail banking business, we expect the impact of the prolonged low interest rate environment will continue to pressure returns, even if rates rise in 2015.

•
Commercial Banking: Our Commercial Banking business is well-positioned to navigate current market conditions. Competition in the Commercial Banking business remains intense, pressuring margin and returns. Although we expect the pace of our commercial loan portfolio growth to be slower in 2015, we expect our Commercial Banking business to continue to deliver solid results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies.”
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. These critical accounting policies govern:

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
Loan Loss Reserves
We maintain an allowance for loan and lease losses that represents management’s estimate of incurred loan and lease losses inherent in our held-for-investment credit card, consumer banking and commercial banking loan portfolios as of each balance sheet date. We also separately reserve for binding unfunded lending commitments, letters of credit and financial guarantees.
We build our allowance for loan and lease losses and reserve for unfunded lending commitments through the provision for credit losses. Our provision for credit losses in each period is driven by charge-offs, changes to allowance for loan and lease losses, and changes to unfunded lending commitments. We recorded a provision for credit losses of $3.5 billion in both 2014 and 2013, and $4.4 billion in 2012.
We have an established process, using analytical tools and management judgment, to determine our allowance for loan and lease losses. Losses are inherent in our loan portfolio and we calculate the allowance for loan and lease losses by estimating incurred losses for segments of our loan portfolio with similar risk characteristics and record a provision for credit losses. The allowance totaled $4.4 billion as of December 31, 2014, compared to $4.3 billion as of December 31, 2013.
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

39	Capital One Financial Corporation (COF)

used in estimating our allowance for loan and lease losses. Key factors that have a significant impact on our allowance for loan and lease losses include assumptions about unemployment rates, home prices, and the valuation of commercial properties and other collateral, consumer real estate, and automobiles.
In addition to the allowance for loan and lease losses, we review and assess our estimate of probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and unfunded loan commitments on a quarterly basis.  The factors impacting our assessment generally align with those considered in our evaluation of the allowance for loan and lease losses for the Commercial Banking business. Changes to the reserve for losses on unfunded lending commitments are recorded through the provision for credit losses in the consolidated statements of income and to other liabilities on the consolidated balance sheets.
Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for loan and lease losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by impairment methodology, and changes in our allowance in “Note 5—Allowance for Loan and Lease Losses.”
Finance Charge and Fee Reserves
Finance charges and fees on credit card loans, net of amounts that we consider uncollectible, are included in loan receivables and revenue when the finance charges and fees are earned. We continue to accrue finance charges and fees on credit card loans until the account is charged-off; however, when we do not expect full payment of billed finance charges and fees, we reduce the balance of our credit card loan receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue. Total net revenue was reduced by $645 million, $796 million and $937 million in 2014, 2013 and 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $216 million as of December 31, 2014, compared to $190 million as of December 31, 2013.
We review and assess the adequacy of the uncollectible finance charge and fee reserve on a quarterly basis. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred losses on the principal portion of our credit card loan receivables.
Asset Impairment
In addition to our loan portfolio, we review other assets for impairment on a regular basis in accordance with applicable impairment accounting guidance. This process requires significant management judgment and involves various estimates and assumptions. Our investment securities, goodwill and intangible assets represent a significant portion of our total assets excluding loans. Accordingly, below we describe our process for assessing impairment of these assets and the key estimates and assumptions involved in this process.
Investment Securities
We regularly review our investment securities for other-than-temporary impairment (“OTTI”) using both quantitative and qualitative criteria. If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists. Our evaluation requires significant management judgment and a consideration of many factors, including, but not limited to, the extent and duration of the impairment; the health of and specific prospects for the issuer, including whether the issuer has failed to make scheduled interest or principal payments; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings; the value of underlying collateral and current market conditions. Quantitative criteria include assessing whether there has been an adverse change in expected future cash flows. See “Note 3—Investment Securities” for additional information.

40	Capital One Financial Corporation (COF)

Goodwill and Intangible Assets
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
Goodwill totaled $14.0 billion as of both December 31, 2014 and 2013. Intangible assets, which we report on our consolidated balance sheets as a component of other assets, consist primarily of purchased credit card relationships (“PCCR”) and core deposit intangibles. The net carrying amount of intangible assets decreased to $1.3 billion as of December 31, 2014, from $1.8 billion as of December 31, 2013. Goodwill and intangible assets together represented 5% of our total assets as of both December 31, 2014 and 2013, respectively. We did not recognize impairment on goodwill or intangible assets in 2014, 2013 or 2012.
Goodwill
Goodwill is not amortized but is tested for impairment at the reporting unit level, on an annual basis or in interim periods if events or circumstances indicate potential impairment. A reporting unit is an operating segment or one level below. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss.
Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments. The fair value of reporting units is calculated using a discounted cash flow model, a form of the income approach. The model uses projected cash flows based on each reporting unit’s internal forecast and use the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using discount rates based on our external cost of equity with adjustments for risk inherent in each reporting unit. Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. Discount rates used in 2014 for the reporting units ranged from 8% to 13%. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that assumptions used were within a reasonable range of observable market data.
We do not maintain separate balance sheets at the reporting unit level; therefore, we calculate the carrying amounts of our reporting units using an allocated capital approach based on each reporting unit’s specific regulatory capital, economic capital requirements, and underlying risks. We compare the total reporting unit carrying amounts to our total consolidated stockholders’ equity, as discussed further in “Note 7—Goodwill and Intangible Assets,” to assess the appropriateness of our methodology. If the second step of goodwill impairment testing is required for a reporting unit, we undertake an extensive effort to build the specific reporting unit’s balance sheet for the test based on applicable accounting guidance. Based on our analysis, the current fair value exceeded the carrying amount of all reporting units as of our annual testing date; therefore, the second step of impairment testing was unnecessary.
As part of the annual goodwill impairment test, we also assessed our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined any excess fair value in our reporting units at the date of testing. The excess fair value attributed to a reasonable control premium was compared to historical control premiums seen in the industry.
Intangible Assets
Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying amount of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See “Note 7—Goodwill and Intangible Assets” for additional information.

41	Capital One Financial Corporation (COF)

Mortgage Servicing Rights
Mortgage servicing rights (“MSR”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Subsequently, our consumer MSRs are carried at fair value on our consolidated balance sheets with changes in fair value recognized in non-interest income. Our commercial MSRs are subsequently measured under the amortization method and are periodically evaluated for impairment, which is recognized as a reduction in non-interest income. See “Note 7—Goodwill and Intangible Assets” and “Note 18—Fair Value Measurement” for additional information.
Fair Value
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on the markets in which the assets or liabilities trade and whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:
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
Significant judgment may be required to determine whether certain financial instruments measured at fair value are classified as Level 2 or Level 3. In making this determination, we consider all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.
Our financial instruments recorded at fair value on a recurring basis represented approximately 13% and 14% of our total assets as of December 31, 2014 and 2013, respectively. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 4% and 8% of these financial instruments as of December 31, 2014 and 2013, respectively.
We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Note 18—Fair Value Measurement.”
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

42	Capital One Financial Corporation (COF)

Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group, participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved at the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other senior management. The VAC is only required to convene to review escalated valuation disputes; however, it met once during 2014 for a general update on the valuation process.
The CVG performs periodic verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions, and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation team (“TAV”) perform due diligence reviews of the third party pricing services by comparing their prices with prices from other sources and reviewing other control documentation. Additionally, when necessary, the CVG and TAV challenge prices from third-party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for a transparency of the assumptions used by the third party.
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
We have established representation and warranty reserves for losses that we consider to be both probable and reasonably estimable associated with the mortgage loans sold by each subsidiary, including both litigation and non-litigation liabilities. The reserve-setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. In establishing the representation and warranty reserves, we rely on historical data and consider a variety of factors, depending on the category of purchaser. These factors include, but are not limited to, the historical relationship between loan losses and repurchase outcomes; the percentage of current and future loan defaults that we anticipate will result in repurchase requests over the lifetime of the loans; the percentage of those repurchase requests that we anticipate will result in actual repurchases; and estimated collateral valuations. We evaluate these factors and update our loss forecast models on a quarterly basis to estimate our lifetime liability.
Our aggregate representation and warranty mortgage reserve, which we report as a component of other liabilities on our consolidated balance sheets, totaled $731 million and $1.2 billion as of December 31, 2014 and December 31, 2013, respectively. The adequacy of the reserve and the ultimate amount of losses incurred by us or one of our subsidiaries will depend on, among other things, actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rates of claimants, developments in litigation, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices).

43	Capital One Financial Corporation (COF)

As part of our business planning processes, we have considered various outcomes relating to the potential future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2014 is approximately $2.1 billion, a decline from our estimate of $2.6 billion as of December 31, 2013. Notwithstanding our ongoing attempts to estimate a reasonably possible amount of future losses beyond our current accrual levels based on current information, it is possible that actual future losses will exceed both the current accrual level and our current estimate of the amount of reasonably possible losses. This estimate involves considerable judgment, and reflects that there is still significant uncertainty regarding the numerous factors that may impact the ultimate loss levels, including, but not limited to, anticipated litigation outcomes, future repurchase and indemnification claim levels, ultimate repurchase and indemnification rates, future mortgage loan performance levels, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). In light of the significant uncertainty as to the ultimate liability our subsidiaries may incur from these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. See “Note 20—Commitments, Contingencies, Guarantees and Others” for additional information.
Customer Rewards Reserve
We offer products, primarily credit cards, which provide reward program members with various rewards, such as cash, statement credits, gift cards, airline tickets or merchandise. The majority of our rewards do not expire and there is no limit on the number of reward points an eligible card member can earn. Customer rewards costs, which we generally record as an offset to interchange income, are driven by various factors, such as card member charge volume, customer participation in the rewards program and contractual arrangements with redemption partners. We establish a customer rewards reserve that reflects management’s judgment regarding rewards earned that are expected to be redeemed and the estimated redemption cost.
We use financial models to estimate ultimate redemption rates of rewards earned to date by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use a weighted-average cost per reward redeemed during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, cost per point redeemed, contract changes and other factors. Changes in the ultimate redemption rate and weighted-average cost per point have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by card members as of the end of the reporting period. We recognized customer rewards expense of $2.0 billion, $1.6 billion and $1.3 billion in 2014, 2013 and 2012, respectively. Our customer rewards liability, which is included in other liabilities on our consolidated balance sheets, totaled $2.7 billion and $2.3 billion as of December 31, 2014 and 2013, respectively.

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board issued guidance permitting an entity to account for Investments in Qualified Affordable Housing Projects using the proportional amortization method, if certain criteria are met. The proportional method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these investments were accounted for under the equity method and the passive losses related to the investments were recognized within non-interest expense. We adopted this guidance as of January 1, 2014 with retrospective application. See “Note 1—Summary of Significant Accounting Policies” for more information.

44	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2014, 2013 and 2012. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.
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

45	Capital One Financial Corporation (COF)

Table 2 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for 2014, 2013 and 2012.
Table 2: Average Balances, Net Interest Income and Net Interest Yield(1)

	Year Ended December 31,
	2014			2013			2012
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$71,272	$10,161	14.26%	$74,950	$10,876	14.51%	$71,857	$10,153	14.13%
International credit card	7,684	1,269	16.51	7,973	1,295	16.24	8,255	1,292	15.66
Total credit card	78,956	11,430	14.48	82,923	12,171	14.68	80,112	11,445	14.29
Consumer banking	71,127	4,447	6.25	72,652	4,428	6.09	72,061	4,516	6.27
Commercial banking	48,210	1,649	3.42	40,866	1,587	3.88	36,136	1,528	4.23
Other	126	136	107.94	168	36	21.43	157	55	35.03
Total loans, including loans held for sale	198,419	17,662	8.90	196,609	18,222	9.27	188,466	17,544	9.31
Investment securities	62,547	1,628	2.60	63,522	1,575	2.48	57,424	1,329	2.31
Cash equivalents and other interest-earning assets	6,208	107	1.72	6,292	101	1.61	9,189	91	0.99
Total interest-earning assets	$267,174	$19,397	7.26	$266,423	$19,898	7.47	$255,079	$18,964	7.43
Cash and due from banks	2,994			2,461			4,573
Allowance for loan and lease losses	(4,151)			(4,572)			(4,640)
Premises and equipment, net	3,790			3,770			3,342
Other assets	28,493			29,182			28,231
Total assets	$298,300			$297,264			$286,585
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$181,036	$1,088	0.60	$187,700	$1,241	0.66	$183,314	$1,403	0.77
Securitized debt obligations	10,686	145	1.36	10,697	183	1.71	14,138	271	1.92
Senior and subordinated notes	16,543	299	1.81	12,440	315	2.53	11,012	345	3.13
Other borrowings and liabilities	12,325	47	0.38	14,670	53	0.36	12,875	356	2.77
Total interest-bearing liabilities	$220,590	$1,579	0.72	$225,507	$1,792	0.79	$221,339	$2,375	1.07
Non-interest bearing deposits	24,639			21,345			19,741
Other liabilities	8,803			8,930			8,240
Total liabilities	254,032			255,782			249,320
Stockholders’ equity	44,268			41,482			37,265
Total liabilities and stockholders’ equity	$298,300			$297,264			$286,585
Net interest income/spread		$17,818	6.54		$18,106	6.68		$16,589	6.36
Impact of non-interest bearing funding			0.13			0.12			0.14
Net interest margin			6.67%			6.80%			6.50%
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Past due fees included in interest income totaled approximately $1.4 billion in 2014, and $1.7 billion in both 2013 and 2012.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.

46	Capital One Financial Corporation (COF)

Net interest income decreased by $288 million, or 2%, to $17.8 billion in 2014, compared to $18.1 billion in 2013. These decreases were primarily driven by the Portfolio Sale in 2013, partially offset by growth in commercial, auto and credit card loan portfolios, lower funding costs and higher yielding investment securities in 2014.

•
Average Interest-Earning Assets: The increase in average interest-earning assets in 2014, compared to 2013, was due to continued strong growth in commercial, auto and credit card loans (excluding the impact from the Portfolio sale in 2013), partially offset by the run-off of our acquired home loan portfolio within our Consumer Banking business. The decrease in average investment securities was due to sales and paydowns outpacing purchases.

•
Net Interest Margin: The decrease in our net interest margin in 2014, compared to 2013, was primarily due to lower average loan yields driven by the Portfolio Sale in 2013 and a shift in the mix of the loan portfolio to lower yielding commercial and auto loans, partially offset by a reduction in our cost of funds and higher yielding investment securities.

Net interest income increased by $1.5 billion, or 9%, to $18.1 billion in 2013, compared to $16.6 billion in 2012. The increases were primarily driven by higher average interest-earning assets, lower funding costs and higher yielding investment securities in 2013.

•
Average Interest-Earning Assets: The increase in average interest-earning assets in 2013, compared to 2012, reflects the full year impact of loans and investment securities from the ING Direct acquisition and the addition of loans from the 2012 U.S. card acquisition. Growth in average interest-earning assets was also driven by continued strong growth in commercial and auto loans, which was partially offset by the run-off of our acquired home loan portfolio in our Consumer Banking business, the expected run-off of higher-margin, higher-loss receivables acquired in the 2012 U.S. card acquisition and installment loans in our Credit Card business, as well as the Portfolio Sale in the third quarter of 2013.

•
Net Interest Margin: The increase in our net interest margin in 2013, compared to 2012, was primarily attributable to a reduction in our cost of funds, which was due in part to the redemption of $3.65 billion of our trust preferred securities on January 2, 2013, which generally carried a higher coupon than other funding sources available to us. Our lowered cost of funds also reflects the continued benefit from the shift in the mix of our funding to lower cost consumer and commercial banking deposits from higher cost wholesale sources and a decline in deposit interest rates as a result of the continued overall low interest rate environment.

47	Capital One Financial Corporation (COF)

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	2014 vs. 2013			2013 vs. 2012
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$(741)	$(576)	$(165)	$726	$408	$318
Consumer banking	19	(93)	112	(88)	37	(125)
Commercial banking	62	251	(189)	59	190	(131)
Other	100	(9)	109	(19)	4	(23)
Total loans, including loans held for sale	(560)	(427)	(133)	678	639	39
Investment securities	53	(24)	77	246	147	99
Cash equivalents and other interest-earning assets	6	(1)	7	10	(35)	45
Total interest income	(501)	(452)	(49)	934	751	183
Interest expense:
Deposits	(153)	(43)	(110)	(162)	33	(195)
Securitized debt obligations	(38)	—	(38)	(88)	(61)	(27)
Senior and subordinated notes	(16)	74	(90)	(30)	41	(71)
Other borrowings and liabilities	(6)	(8)	2	(303)	44	(347)
Total interest expense	(213)	23	(236)	(583)	57	(640)
Net interest income	$(288)	$(475)	$187	$1,517	$694	$823
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

Non-Interest Income
Non-interest income primarily consists of interchange income net of rewards expense, service charges and other customer-related fees, other non-interest income and, in 2012, the bargain purchase gain attributable to the ING Direct acquisition in the amount of $594 million. Other non-interest income includes the pre-tax net benefit (provision) for mortgage representation and warranty losses related to continuing operations. It also includes gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships, and hedge ineffectiveness, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

48	Capital One Financial Corporation (COF)

Table 4 displays the components of non-interest income for 2014, 2013 and 2012.
Table 4: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Service charges and other customer-related fees	$1,867	$2,118	$2,106
Interchange fees, net	2,021	1,896	1,647
Bargain purchase gain(1)	—	—	594
Net other-than-temporary impairment recognized in earnings	(24)	(41)	(52)
Other non-interest income:
Benefit (provision) for mortgage representation and warranty losses(2)	26	24	(42)
Net gains from the sale of investment securities	21	7	45
Net fair value gains (losses) on free-standing derivatives(3)	52	3	(36)
Other(4)	509	271	545
Total other non-interest income	608	305	512
Total non-interest income	$4,472	$4,278	$4,807
__________

(1)	Represents the amount by which the fair value of the net assets acquired in the ING Direct acquisition, as of the acquisition date, exceeded the consideration transferred.

(2)
Represents the benefit (provision) for mortgage representation and warranty losses recorded in continuing operations. For the total impact to the net benefit (provision) for mortgage representation and warranty losses, including the portion recognized in our consolidated statements of income as a component of discontinued operations, see “MD&A—Consolidated Balance Sheets Analysis—Table 13: Changes in Representation and Warranty Reserve.”

(3)
Includes mark-to-market derivative losses of $78 million in 2012 related to interest-rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition.

(4)	Includes income of $162 million in 2012 related to the sale of Visa stock shares.
Non-interest income increased by $194 million, or 5%, to $4.5 billion in 2014, compared to $4.3 billion in 2013. The main drivers for the increase in non-interest income were an increase in interchange fees, net, due to strong purchase volume in our credit card loan portfolio, partially offset by a decline in our service charges and other customer-related fees due to strategic choices we made related to our Domestic Card business.
Non-interest income decreased by $529 million, or 11%, to $4.3 billion in 2013, compared to $4.8 billion in 2012. The decrease in non-interest income reflected the combined impact of the absence of the bargain purchase gain of $594 million recognized at acquisition of ING Direct and income of $162 million from the sale of Visa stock shares, both of which were recorded in 2012. The impact of these items was partially offset by the favorable impact of increased customer related fees and interchange fees from purchase volume growth, due in part to the acquisitions, fee based products and services revenue, a change to a benefit from a provision for mortgage representation and warranty losses and a reduction in fair value losses on free-standing derivatives.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $3.5 billion in both 2014 and 2013, and a provision for credit losses of $4.4 billion in 2012. The provision for credit losses as a percentage of net interest income was 19.9%, 19.1%, and 26.6% in 2014, 2013, and 2012, respectively.
The increase in the provision for credit losses of $88 million in 2014, from 2013, was primarily driven by a small allowance build of $68 million in 2014 due to loan growth in our domestic card, auto and commercial portfolios, as compared to a release of $552 million in 2013 due to an improved credit outlook coupled with improvements in delinquency inventories in our domestic card, which were observed in 2014; partially offset by lower net charge-offs of $520 million in 2014, as compared to 2013, mainly due to continued economic improvement and portfolio seasoning in our credit card loan portfolio.
The decrease in the provision for credit losses of $962 million in 2013, from 2012, was driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the

49	Capital One Financial Corporation (COF)

2012 U.S. card acquisition, and lower provision for credit losses in our non-acquired portfolio as underlying credit improved. This was partially offset by (i) an increase in charge-offs on the portfolio of Acquired Loans, as the Acquired Loans have run-off and have been replaced with originated loans which do not have a credit mark to absorb the charge-offs; (ii) a lower allowance release in our Commercial Banking business due to stabilization of the credit outlook in 2013 compared to 2012; and (iii) higher charge- offs on our auto loan portfolio in our Consumer Banking segment reflecting portfolio growth and increased charge off rates from historically low levels.
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
Table 5 displays the components of non-interest expense for 2014, 2013 and 2012.
Table 5: Non-Interest Expense(1)(2)

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Salaries and associate benefits	$4,593	$4,480	$3,991
Occupancy and equipment	1,745	1,541	1,358
Marketing	1,561	1,373	1,366
Professional services	1,216	1,347	1,417
Communications and data processing	798	897	807
Amortization of intangibles	532	671	609
Other non-interest expense:
Collections	372	470	544
Fraud losses	275	218	190
Bankcard, regulatory and other fee assessments	465	562	525
Other	623	794	990
Other non-interest expense	1,735	2,044	2,249
Total non-interest expense	$12,180	$12,353	$11,797
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
Includes acquisition-related costs of $64 million, $193 million and $336 million in 2014, 2013 and 2012, respectively. These amounts are comprised of transaction costs, legal and other professional or consulting fees, restructuring costs, and integration expense.

Non-interest expense decreased by $173 million, or 1%, to $12.2 billion in 2014, compared to $12.4 billion in 2013. The decrease reflects a decline in the amortization of intangibles and a reduction in acquisition-related costs and provision for litigation matters. These were partially offset by (i) higher operating expenses attributable to growth in our commercial and auto loan portfolios; (ii) the change to include auto repossession-related expenses as a component of operating expenses (prior to January 1, 2014 these costs were reported as a component of net charge-offs); and (iii) higher marketing expenses associated with loan growth, partially offset by lower bankcard, regulatory and other fee assessments and communications and data processing expenses.
Non-interest expense increased by $556 million, or 5%, to $12.4 billion in 2013, compared to $11.8 billion in 2012. The increase reflects higher operating expenses attributable to the acquired businesses and the growth in our auto loan and commercial loan portfolios. These increases were partially offset by a reduction in acquisition-related costs and other non-interest expenses.

50	Capital One Financial Corporation (COF)

Income Taxes
We recorded income tax provisions of $2.1 billion (32.7% effective income tax rate), $2.2 billion (33.8% effective income tax rate) and $1.5 billion (28.5% effective income tax rate) in 2014, 2013 and 2012, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in 2014, from 2013, was primarily attributable to increased net tax credits and tax exempt income, and reductions in state rates, partially offset by increased discrete tax expenses.
The increase in our effective income tax rate in 2013, from 2012, was primarily attributable to increased pre-tax income, which reduced the relative benefit of tax-exempt income, tax credits and other permanent items, and the absence of discrete tax benefits of $251 million recorded in 2012 for the non-taxable bargain purchase gain of $594 million related to the acquisition of ING Direct, a deferred tax benefit for changes in our state tax position resulting from the 2012 U.S. card acquisition and consolidation of ING Bank, fsb with our existing banking operations, and the resolution of certain tax issues and audits. In comparison, we recorded $16 million of discrete tax expense in 2013 primarily related to adjustments to acquired tax attributes based upon the final tax returns filed, changes to enacted statutory tax rates, and resolution of certain tax issues and audits.
Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 32.2% in 2014 and 33.6% in both 2013 and 2012. The lower effective income tax rate before discrete items in 2014 in comparison to 2013 was primarily due to higher affordable housing and other business tax credits as a percentage of pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 17—Income Taxes.”
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of GreenPoint’s wholesale mortgage banking unit that we closed in 2007. Income from discontinued operations, net of tax, was $5 million in 2014, compared to a loss from discontinued operations of $233 million and $217 million in 2013 and 2012, respectively. We recorded a total pre-tax benefit for mortgage representation and warranty losses of $7 million ($4 million net of tax) in 2014, compared to a pre-tax provision for mortgage representation and warranty losses of $333 million ($210 million net of tax) in 2013 and $307 million ($194 million net of tax) in 2012.
We provide additional information on the net provision for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 20—Commitments, Contingencies, Guarantees and Others.”

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

51	Capital One Financial Corporation (COF)

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
Below we summarize our business segment results for 2014, 2013 and 2012 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of December 31, 2014 compared to December 31, 2013. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 19—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”
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
Our Credit Card business generated net income from continuing operations of $2.5 billion, $2.6 billion and $1.5 billion in 2014, 2013 and 2012, respectively.

52	Capital One Financial Corporation (COF)

Table 6 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 6: Credit Card Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Selected income statement data:
Net interest income	$10,310	$10,967	$10,182	(6)%		8%
Non-interest income	3,311	3,320	3,078	—		8
Total net revenue(1)	13,621	14,287	13,260	(5)		8
Provision for credit losses	2,750	2,824	4,061	(3)		(30)
Non-interest expense	7,063	7,439	6,854	(5)		9
Income from continuing operations before income taxes	3,808	4,024	2,345	(5)		72
Income tax provision	1,329	1,409	815	(6)		73
Income from continuing operations, net of tax	$2,479	$2,615	$1,530	(5)		71
Selected performance metrics:
Average loans held for investment(2)	$78,946	$79,207	$80,009	—%		(1)%
Average yield on loans held for investment(3)	14.48%	15.37%	14.31%	(89)	bps	106	bps
Total net revenue margin(4)	17.25	18.04	16.57	(79)		147
Net charge-offs	$2,728	$3,285	$2,944	(17)%		12%
Net charge-off rate	3.46%	4.15%	3.68%	(69)	bps	47	bps
Card loan premium amortization and other intangible accretion(5)	$97	$198	$206	(51)%		(4)%
PCCR intangible amortization	369	434	350	(15)		24
Purchase volume(6)	224,750	201,074	180,599	12		11

(Dollars in millions)	December 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(2)	$85,876	$81,305	6%
30+ day performing delinquency rate	3.24%	3.46%	(22)	bps
30+ day delinquency rate	3.30	3.54	(24)
Nonperforming loan rate	0.08	0.11	(3)
Allowance for loan and lease losses	$3,204	$3,214	—%
Allowance coverage ratio(7)	3.73%	3.95%	(22)	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $645 million, $796 million and $937 million in 2014, 2013 and 2012, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $216 million and $190 million as of December 31, 2014 and 2013, respectively.

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

(7)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

53	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for 2014, compared to 2013, and changes in financial condition and credit performance between December 31, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income decreased by $657 million, or 6%, to $10.3 billion in 2014, compared to $11.0 billion in 2013. The decrease in net interest income was primarily driven by the Portfolio Sale in the third quarter of 2013.

•
Non-Interest Income: Non-interest income was $3.3 billion in both 2014 and 2013. During 2014 there was an increase in interchange fees, net driven by higher purchase volumes, offset by a reduction in service charges and other customer-related fees due to strategic choices we made in our Domestic Card business.

•
Provision for Credit Losses: The provision for credit losses decreased by $74 million, or 3%, to $2.8 billion in 2014. The decrease was due to lower net charge-offs, partially offset by an absence of a release in the allowance for loan and lease losses that was incurred in 2013 related to the domestic card loan portfolio.

•
Non-Interest Expense: Non-interest expense decreased by $376 million, or 5%, to $7.1 billion in 2014, compared to $7.4 billion in 2013. The decrease was largely due to (i) lower acquisition related costs; (ii) lower operating expenses driven by the Portfolio Sale; (iii) operating efficiencies; and (iv) lower provision for litigation matters; partially offset by higher marketing expenses. Non-interest expense also included PCCR intangible amortization of $369 million in 2014, compared to $434 million in 2013.

•
Loans Held for Investment: Period-end loans held for investment increased by $4.6 billion, or 6%, to $85.9 billion as of December 31, 2014, from $81.3 billion as of December 31, 2013. This increase was primarily driven by growth in the domestic card loan portfolio. Average loans held for investment decreased by $261 million, or less than 1%, to $78.9 billion in 2014, compared to $79.2 billion in 2013 due to the run-off of certain loans acquired in the 2012 U.S. card acquisition, as well as the Portfolio Sale in 2013, partially offset by growth in the second half of 2014.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate decreased to 3.46% in 2014, compared to 4.15% in 2013, largely due to continued economic improvement and portfolio seasoning. The 30+ day delinquency rate decreased to 3.30% as of December 31, 2014, compared to 3.54% as of December 31, 2013, due to lower delinquency inventories.

Key factors affecting the results of our Credit Card business for 2013, compared to 2012, and changes in financial condition and credit performance between December 31, 2013 and December 31, 2012 include the following:

•
Net Interest Income: Net interest income increased by $785 million, or 8%, to $11.0 billion in 2013, compared to $10.2 billion in 2012. The increase in net interest income is primarily driven by (i) higher average yield on loans held for investment; (ii) the increase in interest and non-interest income in 2013 due to the full year impact of 2012 U.S. card acquisition; and (iii) the absence of the charge recorded in the second quarter of 2012 to establish the finance charge and fee reserve for the loans acquired in the 2012 U.S card acquisition. The higher average yield on loans held for investment was driven largely by the transfer of the Best Buy loan portfolio to the loans held for sale category in the first quarter of 2013. This was partially offset by a decrease in average loans held for investment due to the Portfolio Sale and expected continued run-off of our installment loan portfolio and other credit card loans acquired in the 2012 U.S. card acquisition.

•
Non-Interest Income: Non-interest income increased by $242 million, or 8%, to $3.3 billion in 2013, compared to $3.1 billion in 2012. The increase was primarily driven by higher net interchange fees from growth in purchase volume due in part to the 2012 U.S. card acquisition. Purchase volume increased by $20.5 billion, or 11%, in 2013. Other factors included increased customer-related fees from the addition of acquired credit card accounts and the absence of charges incurred in the first and second quarters of 2012 for expected refunds to customers affected by certain cross-sell sales practices in our Domestic Card business.

•
Provision for Credit Losses: The provision for credit losses related to our Credit Card business decreased by $1.3 billion, or 30%, to $2.8 billion in 2013, compared to $4.1 billion in 2012. The decrease was primarily driven by the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for credit card loans acquired in the 2012 U.S. card acquisition.

•
Non-Interest Expense: Non-interest expense increased by $585 million, or 9%, to $7.4 billion in 2013, compared to $6.9 billion in 2012. The increase was largely due to higher operating expenses resulting from the 2012 U.S. card acquisition. This includes PCCR intangible amortization expense of $434 million in 2013, compared to $350 million in 2012.

54	Capital One Financial Corporation (COF)

•
Loans Held for Investment: Period-end loans held for investment in our Credit Card business decreased by $10.5 billion, or 11%, to $81.3 billion as of December 31, 2013, from $91.8 billion as of December 31, 2012, and average loans held for investment decreased by $802 million, or 1%, to $79.2 billion in 2013, compared to $80.0 billion in 2012. The decreases were due in part to the Portfolio Sale in 2013, as well as the expected continued run-off of our installment loan portfolio and certain other credit card loans acquired in the 2012 U.S. card acquisition, partially offset by growth in certain other credit card segments.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate increased to 4.15% in 2013, compared to 3.68% in 2012. The 30+ day delinquency rate decreased to 3.54% as of December 31, 2013, compared to 3.69% as of December 31, 2012. The increase in net charge-off rates in 2013 were largely due to the impact of charge-offs from the 2012 U.S. card acquisition which was recorded at fair value.

Domestic Card Business
Domestic Card generated net income from continuing operations of $2.2 billion, $2.4 billion and $1.4 billion in 2014, 2013 and 2012, respectively. Domestic Card accounted for 90% of total net revenues for our Credit Card business in 2014, compared to 90% and 89% in 2013 and 2012, respectively, for our Credit Card business. Income attributable to Domestic Card represented 90% of net income for our Credit Card business in 2014, compared to 91% and 92% in 2013 and 2012, respectively.
Table 6.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 6.1: Domestic Card Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Selected income statement data:
Net interest income	$9,241	$9,887	$9,129	(7)%		8%
Non-interest income	3,001	2,957	2,725	1		9
Total net revenue(1)	12,242	12,844	11,854	(5)		8
Provision for credit losses	2,493	2,502	3,683	—		(32)
Non-interest expense	6,264	6,645	5,997	(6)		11
Income from continuing operations before income taxes	3,485	3,697	2,174	(6)		70
Income tax provision	1,246	1,316	770	(5)		71
Income from continuing operations, net of tax	$2,239	$2,381	$1,404	(6)		70
Selected performance metrics:
Average loans held for investment(2)	$71,262	$71,234	$71,754	—%		(1)%
Average yield on loans held for investment(3)	14.26%	15.27%	14.15%	(101)	bps	112	bps
Total net revenue margin(4)	17.18	18.03	16.52	(85)		151
Net charge-offs	$2,445	$2,904	$2,532	(16)%		15%
Net charge-off rate	3.43%	4.08%	3.53%	(65)	bps	55	bps
Card loan premium amortization and other intangible accretion(5)	$97	$198	$206	(51)%		(4)%
PCCR intangible amortization	369	434	350	(15)		24
Purchase volume(6)	208,716	186,901	166,694	12		12

(Dollars in millions)	December 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(2)	$77,704	$73,255	6%
30+ day delinquency rate	3.27%	3.43%	(16)	bps
Allowance for loan and lease losses	$2,878	$2,836	1%
Allowance coverage ratio(7)	3.70%	3.87%	(17)	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs.

55	Capital One Financial Corporation (COF)

(2)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results discussed above are similar to the key factors affecting our total Credit Card business. The primary driver of the decline in net income for our Domestic Card business in 2014, compared to 2013, was a decrease in revenue primarily driven by the Portfolio Sale and higher marketing expenses, partially offset by lower acquisition-related costs and provision for litigation matters, as well as lower operating expenses attributable to the Portfolio Sale in 2013 and operating efficiencies.
The primary drivers of the improvement in results for our Domestic Card business in 2013, compared to 2012, included: (i) higher interest income primarily driven by a higher average yield on loans held for investment driven largely by the transfer of the Best Buy loan portfolio to the held for sale category in the first quarter of 2013, as well as the absence of the charge recorded in the second quarter of 2012 to establish the finance charge and fee reserve for the acquired credit card loans; (ii) the increase in interest and non-interest income in 2013 due to the full year impact of 2012 U.S. card acquisition; and (iii) the absence of the provision for credit losses of $1.2 billion recorded in the second quarter of 2012 to establish an allowance for acquired credit card loans. These impacts were partially offset by higher operating expenses attributable to the addition of loans and increased amortization of intangibles and other assets associated with the 2012 U.S. card acquisition.
International Card Business
International Card generated net income from continuing operations of $240 million, $234 million and $126 million in 2014, 2013 and 2012, respectively. International Card accounted for 10% of total net revenues in 2014, compared to 10% and 11% in 2013 and 2012, respectively, for our Credit Card business. Income attributable to International Card represented 10% of net income for our Credit Card business in 2014, compared to 9% and 8% of net income for 2013 and 2012, respectively.

56	Capital One Financial Corporation (COF)

Table 6.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 6.2: International Card Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Selected income statement data:
Net interest income	$1,069	$1,080	$1,053	(1)%		3%
Non-interest income	310	363	353	(15)		3
Total net revenue	1,379	1,443	1,406	(4)		3
Provision for credit losses	257	322	378	(20)		(15)
Non-interest expense	799	794	857	1		(7)
Income from continuing operations before income taxes	323	327	171	(1)		91
Income tax provision	83	93	45	(11)		107
Income from continuing operations, net of tax	$240	$234	$126	3		86
Selected performance metrics:
Average loans held for investment(1)	$7,684	$7,973	$8,255	(4)%		(3)%
Average yield on loans held for investment(2)	16.53%	16.24%	15.66%	29	bps	58	bps
Total net revenue margin(3)	17.95	18.10	17.03	(15)		107
Net charge-offs	$283	$381	$412	(26)%		(8)%
Net charge-off rate	3.69%	4.78%	4.98%	(109)	bps	(20)	bps
Purchase volume(4)	$16,034	$14,173	$13,905	13%		2%

(Dollars in millions)	December 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment(1)	$8,172	$8,050	2%
30+ day performing delinquency rate	2.94%	3.71%	(77)	bps
30+ day delinquency rate	3.60	4.56	(96)
Nonperforming loan rate	0.86	1.10	(24)
Allowance for loan and lease losses	$326	$378	(14)%
Allowance coverage ratio(5)	3.99%	4.70%	(71)	bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

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
Our International Card business generated net income from continuing operations of $240 million in 2014, compared to net income from continuing operations of $234 million in 2013. The increase was primarily due to a lower provision for credit losses, attributable to lower net charge-offs resulting from credit improvement, partially offset by lower non-interest income due to a decrease in service charges and other customer-related fees.
Our International Card business generated net income from continuing operations of $234 million in 2013, compared to net income from continuing operations of $126 million in 2012. The primary drivers of the improvement in results for our International Card business in 2013, compared to 2012, included: (i) the absence of charges recorded in the second quarter of 2012 associated with refunds to U.K. customers due to retrospective regulatory requirements pertaining to Payment Protection Insurance, which had an unfavorable impact on total net revenue and non-interest expense in 2012; and (ii) a reduction in the provision for credit losses attributable to lower net charge-offs, reflecting the improvement in the credit environment in Canada and the U.K.

57	Capital One Financial Corporation (COF)

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
Our Consumer Banking business generated net income from continuing operations of $1.2 billion, $1.5 billion and $1.4 billion in 2014, 2013 and 2012, respectively.
Table 7 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 7: Consumer Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013		2013vs. 2012
Selected income statement data:
Net interest income	$5,748	$5,905	$5,788	(3)%		2%
Non-interest income	684	749	782	(9)		(4)
Total net revenue	6,432	6,654	6,570	(3)		1
Provision for credit losses	703	656	589	7		11
Non-interest expense	3,869	3,745	3,871	3		(3)
Income from continuing operations before income taxes	1,860	2,253	2,110	(17)		7
Income tax provision	665	802	747	(17)		7
Income from continuing operations, net of tax	$1,195	$1,451	$1,363	(18)		6
Selected performance metrics:
Average loans held for investment:(1)
Auto	$34,769	$29,446	$24,976	18%		18%
Home loan	32,589	39,322	42,764	(17)		(8)
Retail banking	3,606	3,699	4,096	(3)		(10)
Total consumer banking	$70,964	$72,467	$71,836	(2)		1
Average yield on loans held for investment(2)	6.26%	6.10%	6.28%	16	bps	(18)	bps
Average deposits	$168,623	$169,683	$162,637	(1)%		4%
Average deposit interest rate	0.57%	0.63%	0.70%	(6)	bps	(7)	bps
Core deposit intangible amortization	$108	$138	$159	(22)%		(13)%
Net charge-offs	675	616	531	10		16
Net charge-off rate	0.95%	0.85%	0.74%	10	bps	11	bps
Net charge-off rate (excluding Acquired Loans)	1.49	1.51	1.45	(2)		6
Auto loan originations	$20,903	$17,388	$15,960	20%		9%

58	Capital One Financial Corporation (COF)

(Dollars in millions)	December 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment:(3)
Auto	$37,824	$31,857	19%
Home loan	30,035	35,282	(15)
Retail banking	3,580	3,623	(1)
Total consumer banking	$71,439	$70,762	1
30+ day performing delinquency rate	3.60%	3.20%	40	bps
30+ day performing delinquency rate (excluding Acquired Loans)(4)	5.34	5.32	2
30+ day delinquency rate	4.23	3.89	34
30+ day delinquency rate (excluding Acquired Loans)(4)	6.28	6.47	(19)
Nonperforming loans rate	0.77	0.86	(9)
Nonperforming loans rate (excluding Acquired Loans)(4)	1.14	1.44	(30)
Nonperforming asset rate(5)	1.06	1.12	(6)
Nonperforming asset rate (excluding Acquired Loans)(4)	1.57	1.86	(29)
Allowance for loan and lease losses	$779	$752	4%
Allowance coverage ratio(6)	1.09%	1.06%	3	bps
Deposits	$168,078	$167,652	—%
Loans serviced for others	6,701	7,665	(13)
__________

(1)	The average balance of Consumer Banking loans held for investment, excluding Acquired Loans, was $45.4 billion, $40.8 billion and $36.7 billion in 2014, 2013 and 2012, respectively.

(2)
Calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	Includes Acquired Loans in our consumer banking loan portfolio with carrying values of $23.3 billion and $28.2 billion as of December 31, 2014 and 2013, respectively.

(4)
Calculation of ratio adjusted to exclude the impact from Acquired Loans. See Credit Risk Profile and “Note 1—Summary of Significant Accounting Policies” for additional information on the impact of Acquired Loans on our credit quality metrics.

(5)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties, and other foreclosed assets.

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.
Key factors affecting the results of our Consumer Banking business for 2014, compared to 2013, and changes in financial condition and credit performance between December 31, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income decreased by $157 million or 3%, to $5.7 billion in 2014, compared to $5.9 billion in 2013. The decrease in net interest income was primarily attributable to compression in deposit spreads in retail banking, declining home loan portfolio balances, and margin compression in our auto loan portfolio. The decreases were partially offset by higher net interest income generated by growth in our auto loan portfolio.

Consumer Banking yields increased to 6.3% in 2014, as compared to 6.1% in 2013. The increase in 2014 from 2013 was driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the run-off of the acquired home loan portfolio. The increase in our auto loans in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased to 8.7% in 2014 as compared to 9.8% in 2013. This decrease was primarily attributable to a shift to a higher portion of prime auto loans and increased competition in the auto business. The average yield on home loans was 3.8% and 3.4% in 2014 and 2013, respectively. The higher yield in the home loan portfolio was driven by an increase in expected cash flows as a result of credit improvement on the acquired home loan portfolio.

•
Non-Interest Income: Non-interest income decreased by $65 million, or 9%, to $684 million in 2014, compared to $749 million in 2013. The decrease in non-interest income in 2014 was primarily attributable to the sale of certain MSRs in 2013.

•
Provision for Credit Losses: The provision for credit losses increased by $47 million, or 7%, to $703 million in 2014, compared to $656 million in 2013. The increase in 2014, as compared to 2013, was driven by higher net charge-offs due

59	Capital One Financial Corporation (COF)

to the growth in our auto loan portfolio and a smaller release of the allowance for loan and lease losses in the retail banking and home loan portfolios, offset by a smaller allowance build in the auto loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $124 million, or 3%, to $3.9 billion in 2014, compared to $3.7 billion in 2013. The increase was largely due to the growth in our auto loan portfolio and to a smaller degree, the change to include the auto repossession-related expenses as a component of operating expenses. Prior to January 1, 2014, these costs were reported as a component of net charge-offs.

•
Loans Held for Investment: Period-end loans held for investment increased by $677 million, or 1%, to $71.4 billion as of December 31, 2014, from $70.8 billion as of December 31, 2013, primarily due to the growth in the auto loan portfolio, mostly offset by the run-off of our acquired home loan portfolio. Average loans held for investment decreased by $1.5 billion, or 2%, to $71.0 billion in 2014, compared to $72.5 billion in 2013 due to the run-off in our acquired home loan portfolio outpacing growth in our auto loan portfolio.

•	Deposits: Period-end deposits increased by $426 million, or less than 1%, to $168.1 billion as of December 31, 2014, from $167.7 billion as of December 31, 2013.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased 10 basis points to 0.95% in 2014, compared to 0.85% in 2013. The increase in the net charge-off rate reflected a shift in the mix of the portfolio toward auto loans (which typically carry higher net charge-off rates than our home loan portfolio), as the home loan portfolio runs off. The 30+ day delinquency rate increased to 4.23% as of December 31, 2014, from 3.89% as of December 31, 2013.

Key factors affecting the results of our Consumer Banking business for 2013, compared to 2012, and changes in financial condition and credit performance between December 31, 2013 and December 31, 2012 include the following:

•
Net Interest Income: Net interest income increased by $117 million, or 2%, to $5.9 billion in 2013, compared to $5.8 billion in 2012. The increase in net interest income is primarily attributable to growth in our auto loans portfolio, partially offset by lower auto and deposits margins. While average loan balances grew in 2013 as compared to 2012, we saw a decline in gross interest income due to overall lower average yields on loans. The decrease in auto yields was primarily attributable to a shift in the credit quality mix of our portfolio, as well as increased competition in the marketplace. The average yield on auto loans was 9.8% in 2013, as compared to 11.0% in 2012. The decrease in home loans was largely driven by the run-off of the acquired home loans portfolio. The average yield on home loans was 3.4% in 2013 compared to 3.6% in 2012. Average deposit balances increased to $169.7 billion in 2013, from $162.6 billion in 2012, while the average deposit interest rate declined to 0.63% in 2013, from 0.70% in 2012.

•
Non-Interest Income: Non-interest income decreased by $33 million, or 4%, to $749 million in 2013, compared to $782 million in 2012, related to the mark-to-market gains on retained interests in interest-only strips and negative amortization mortgage securities recognized in the third quarter of 2012.

•
Provision for Credit Losses: The provision for credit losses increased by $67 million, or 11%, to $656 million in 2013, reflecting higher auto loan charge-offs attributable to auto portfolio growth and an increase in the auto charge-off rate from historically low levels.

•
Non-Interest Expense: Non-interest expense decreased by $126 million, or 3%, to $3.7 billion in 2013. The decrease was largely due to the absence of ING Direct acquisition-related costs and other one-time items incurred in 2012, which were partially offset by increased expenses related to the growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment in our Consumer Banking business declined by $4.4 billion, or 6%, to $70.8 billion as of December 31, 2013, due to the run-off of our acquired home loan portfolio, partially offset by higher period-end auto loan balances due to the continued high volume of auto loan originations. Average loans held for investment increased by $631 million, or 1%, to $72.5 billion in 2013, compared to $71.8 billion in 2012 due to growth in our auto loan portfolio outpacing the run-off in our acquired home loan portfolio.

•
Deposits: Period-end deposits in our Consumer Banking business declined by $4.7 billion, or 3%, to $167.7 billion as of December 31, 2013, primarily due to the expected run-off of our legacy National Direct Bank deposits.

60	Capital One Financial Corporation (COF)

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased to 0.85% in 2013, compared to 0.74% in 2012. The 30+ day delinquency rate increased to 3.89% as of December 31, 2013, from 3.34% as of December 31, 2012. The increase in the net charge-off rates reflect moderately higher auto loan charge-offs, partially offset by improved home loan performance. The overall delinquency rates increased moderately largely due to the run-off of our acquired home loan portfolio, which were included in the denominator in calculating the delinquency rates.

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees and related transactions. Because we have some investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, ongoing operating costs, such as salaries and associate benefits, occupancy, equipment, professional services, communications and data processing expenses, as well as marketing expenses.
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. The proportional amortization method amortizes the cost of the investment over the period in which we will receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these investments were accounted for under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. See “Note 1—Summary of Significant Accounting Policies” for more information.
Our Commercial Banking business generated net income from continuing operations of $659 million, $731 million and $810 million in 2014, 2013 and 2012, respectively.

61	Capital One Financial Corporation (COF)

Table 8 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 8: Commercial Banking Business Results(1)

	Year Ended December 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Selected income statement data:
Net interest income	$1,751	$1,674	$1,551	5%		8%
Non-interest income	450	395	340	14		16
Total net revenue(2)	2,201	2,069	1,891	6		9
Provision (benefit) for credit losses	93	(24)	(270)	**		(91)
Non-interest expense	1,083	958	910	13		5
Income from continuing operations before income taxes	1,025	1,135	1,251	(10)		(9)
Income tax provision	366	404	441	(9)		(8)
Income from continuing operations, net of tax	$659	$731	$810	(10)		(10)
Selected performance metrics:
Average loans held for investment:(3)
Commercial and multifamily real estate	$22,003	$18,636	$16,256	18%		15%
Commercial and industrial	25,028	21,062	18,304	19		15
Total commercial lending	47,031	39,698	34,560	18		15
Small-ticket commercial real estate	868	1,073	1,353	(19)		(21)
Total commercial banking	$47,899	$40,771	$35,913	17		14
Average yield on loans held for investment(2)	3.42%	3.88%	4.25%	(46)	bps	(37)	bps
Average deposits	$31,752	$30,702	$28,266	3%		9%
Average deposit interest rate	0.24%	0.27%	0.32%	(3)	bps	(5)	bps
Core deposit intangible amortization	$21	$27	$34	(22)%		(21)%
Net charge-offs	10	14	42	(29)		(67)
Net charge-off rate	0.02%	0.03%	0.12%	(1)	bps	(9)	bps

(Dollars in millions)	December 31, 2014	December 31, 2013	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$23,137	$20,750	12%
Commercial and industrial(4)	26,972	23,309	16
Total commercial lending	50,109	44,059	14
Small-ticket commercial real estate	781	952	(18)
Total commercial banking(4)	$50,890	$45,011	13
Nonperforming loans rate	0.34%	0.33%	1	bps
Nonperforming asset rate(5)	0.36	0.37	(1)
Allowance for loan and lease losses	$395	$338	17%
Allowance coverage ratio(6)	0.78%	0.75%	3	bps
Deposits	$31,954	$30,567	5%
Loans serviced for others(7)	14,131	10,786	31
__________

**	Change is not meaningful.

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
The average yield on loans held for investment is calculated by dividing interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment. Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%.

62	Capital One Financial Corporation (COF)

(3)
Includes Acquired Loans with carrying value of $191 million and $262 million as of December 31, 2014 and 2013 respectively. The average balance of commercial banking loans held for investment, excluding Acquired Loans, was $47.7 billion, $40.5 billion and $35.1 billion in 2014, 2013 and 2012, respectively.

(4)	Includes $3.7 billion of loans to the oil and gas industry as of December 31, 2014.

(5)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties, and other foreclosed assets.

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

(7)	Represents our portfolio of loans serviced for third parties related to the Beech Street business.
Key factors affecting the results of our Commercial Banking business for 2014, compared to 2013, and changes in financial condition and credit performance between December 31, 2014 and December 31, 2013 include the following:

•
Net Interest Income: Net interest income increased by $77 million, or 5%, to $1.8 billion in 2014, compared to $1.7 billion in 2013. The increase was driven by growth in commercial and multifamily real estate and commercial and industrial loans, partially offset by lower loan yields driven by market and competitive pressures.

•
Non-Interest Income: Non-interest income increased by $55 million, or 14%, to $450 million in 2014, compared to $395 million in 2013, primarily driven by increased revenue related to fee-based services and products attributable to the Beech Street business.

•
Provision for Credit Losses: The provision for credit losses increased by $117 million, to $93 million in 2014, compared to a benefit of $24 million in 2013, primarily due to the change from an allowance release in 2013 driven by credit improvements, to an allowance build in 2014 attributable to loan growth and portfolio specific risks. The above impact was partially offset by a smaller reserve build due to lower growth in unfunded lending commitments.

•
Non-Interest Expense: Non-interest expense increased by $125 million, or 13%, to $1.1 billion in 2014, compared to $958 million in 2013, driven by operating expenses associated with continued investments in business growth.

•
Loans Held for Investment: Period-end loans held for investment increased by $5.9 billion, or 13%, to $50.9 billion as of December 31, 2014, from $45.0 billion as of December 31, 2013, and average loans held for investment increased by $7.1 billion, or 17%, to $47.9 billion in 2014, compared to $40.8 billion in 2013. The increases were driven by loan growth in the commercial and industrial and commercial and multifamily real estate businesses.

•
Deposits: Period-end deposits increased by $1.4 billion, or 5%, to $32.0 billion as of December 31, 2014, from $30.6 billion as of December 31, 2013, driven by our strategy to deepen and expand relationships with commercial customers.

•
Net Charge-off Statistics: The net charge-off rate decreased to 0.02% in 2014, from 0.03% in 2013. The nonperforming loans rate increased to 0.34% as of December 31, 2014, from 0.33% as of December 31, 2013. The continued strength in the credit metrics in our Commercial Banking business reflects stable credit trends.

Key factors affecting the results of our Commercial Banking business for 2013, compared to 2012, and changes in financial condition and credit performance between December 31, 2013 and December 31, 2012 include the following:

•
Net Interest Income: Net interest income increased by $123 million, or 8%, to $1.7 billion in 2013. The increase was primarily driven by growth in our commercial lending business and higher deposit balances.

•
Non-Interest Income: Non-interest income increased by $55 million, or 16%, to $395 million in 2013, driven by increased revenue related to fee-based products and services from the Beech Street Capital acquisition.

•
Provision for Credit Losses: The benefit for credit losses decreased by $246 million, or 91%, to $24 million in 2013, compared to $270 million in 2012 due to the stabilization of the credit outlook which resulted in a lower release of the allowance for loan and lease losses in 2013.

•
Non-Interest Expense: Non-interest expense increased by $48 million, or 5%, to $958 million in 2013, driven by investments in business growth and infrastructure enhancements and the costs associated with Beech Street Capital.

•
Loans Held for Investment: Period-end loans held for investment in our Commercial Banking business increased by $6.2 billion, or 16%, in 2013, to $45.0 billion as of December 31, 2013, and average loans held for investment increased by $4.9

63	Capital One Financial Corporation (COF)

billion, or 14%, to $40.8 billion in 2013, compared to $35.9 billion in 2012. The increases were driven by strong loan originations in the commercial lending business, which was partially offset by the continued run-off of the small-ticket commercial real estate loan portfolio.

•
Deposits: Period-end deposits in the Commercial Banking business increased by $701 million, or 2%, to $30.6 billion as of December 31, 2013, from $29.9 billion as of December 31, 2012, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•
Net Charge-off Statistics: The net charge-off rate decreased to 0.03% in 2013, from 0.12% in 2012. The nonperforming loan rate decreased to 0.33% as of December 31, 2013, from 0.73% as of December 31, 2012. The continued strength in the credit metrics in our Commercial Banking business reflected stable credit trends and underlying collateral values.

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, gains and losses on our investment securities portfolio and certain trading activities. Other also includes foreign exchange-rate fluctuations on foreign currency-denominated transactions; certain gains and losses on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; a portion of the net provision for representation and warranty losses related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.
Table 9 summarizes the financial results of our Other category for the periods indicated.
Table 9: Other Results(1)

	Year Ended December 31,			Change
(Dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Selected income statement data:
Net interest income (expense)(2)	$9	$(440)	$(932)	**	(53)%
Non-interest income	27	(186)	607	**	**
Total net revenue (loss)	36	(626)	(325)	**	93
Benefit for credit losses	(5)	(3)	35	67%	**
Non-interest expense	165	211	162	(22)	30
Loss from continuing operations before income taxes	(124)	(834)	(522)	(85)	60
Income tax benefit	(214)	(391)	(528)	(45)	(26)
Income (loss) from continuing operations, net of tax	$90	$(443)	$6	**	**
__________

**	Change is not meaningful.

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
Some of our tax-related commercial investments generate tax-exempt income or tax credits, accordingly we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, with offsetting reclassifications within Other, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%.

Net income from continuing operations recorded in Other was $90 million in 2014, compared to a net loss from continuing operations of $443 million in 2013. The shift to a net profit from a net loss was primarily due to lower funding costs, as well as the absence of the one-time charge associated with our redemption of trust preferred securities in January 2013.
The shift in the Other category to a net loss from continuing operations of $443 million in 2013, from net income from continuing operations of $6 million in 2012, was primarily due to three non-recurring items recognized in 2012 related to the ING Direct acquisition. We recognized a bargain purchase gain of $594 million related to the ING Direct acquisition and a gain of $162 million from the sale of Visa stock shares during the first quarter of 2012, which was partially offset by a derivative loss of $78 million recognized in the first quarter of 2012 related to the interest rate swaps we entered into in 2011 to partially hedge the interest rate risk of the net assets associated with the ING Direct acquisition.

64	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $12.0 billion to $308.9 billion as of December 31, 2014, from $296.9 billion, as of December 31, 2013. The predominant area of asset growth was in loans held for investment, which increased $11.1 billion. Total liabilities increased by $8.5 billion to $263.8 billion as of December 31, 2014, from $255.3 billion as of December 31, 2013, primarily driven by issuances of long-term debt. Stockholders’ equity increased by $3.5 billion to $45.1 billion as of December 31, 2014, from $41.6 billion as of December 31, 2013. The increase in stockholders’ equity was primarily attributable to our net income of $4.4 billion in 2014 and $969 million in preferred stock issuances during 2014, partially offset by $2.0 billion of share repurchases under the 2014 Stock Repurchase Program and dividend payments of $747 million.
The following is a discussion of material changes in the major components of our assets and liabilities during 2014. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury and agency debt; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 86% and 77% of our total investment securities portfolio as of December 31, 2014 and 2013, respectively. The increase in our investment in U.S. Treasury and Agency securities is primarily due to our preparation for the final rules implementing the Basel III liquidity coverage ratio, for which we provide additional information in “Part I—Item 1. Business—Supervision and Regulation.”
During 2014, the fair value of our investment portfolio increased by $2.1 billion, or 4%, to $63.1 billion as of December 31, 2014 from $61.0 billion as of December 31, 2013. This increase was primarily driven by lower market interest rates.
During 2013, the fair value of our investment portfolio decreased by $3.0 billion, or 5%, to $61.0 billion as of December 31, 2013 from $64.0 billion as of December 31, 2012. The fair value of our securities available for sale portfolio was $41.8 billion as of December 31, 2013, a $22.2 billion decrease from $64.0 billion as of December 31, 2012. This decrease was primarily driven by the transfer of securities available for sale to securities held to maturity with a fair value of $18.3 billion as of the date of the transfer. We transferred these securities to held to maturity in consideration of changes to regulatory capital requirements under the final Basel III capital standards, and to reduce the impact of price volatility on AOCI. The transferred securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer. Excluding the change on the held to maturity securities subsequent to the transfer, the fair value of our securities decreased $4 billion in 2013 driven by the rise in interest rates and normal portfolio activity.
We had gross unrealized gains of $886 million and gross unrealized losses of $237 million on available-for sale investment securities as of December 31, 2014, compared to gross unrealized gains of $799 million and gross unrealized losses of $631 million as of December 31, 2013. The decrease in gross unrealized losses in 2014 was primarily driven by lower interest rates. Of the $237 million in gross unrealized losses as of December 31, 2014, $206 million was related to securities that had been in a loss position for more than 12 months. We provide information on OTTI recognized in earnings on our investment securities above in “Consolidated Results of Operations—Non-Interest Income.”

65	Capital One Financial Corporation (COF)

Table 10 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of December 31, 2014, 2013 and 2012.
Table 10: Investment Securities

	December 31,
	2014		2013		2012
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury and agency debt obligations(1)	$4,114	$4,118	$832	$834	$1,849	$1,854
Corporate debt securities guaranteed by U.S. government agencies	819	800	1,282	1,234	1,003	1,012
RMBS:
Agency(2)	21,804	21,995	21,572	21,479	39,408	40,002
Non-agency	2,938	3,386	3,165	3,600	3,607	3,871
Total RMBS	24,742	25,381	24,737	25,079	43,015	43,873
CMBS:
Agency(2)	3,751	3,723	4,262	4,198	6,045	6,144
Non-agency	1,780	1,796	1,854	1,808	1,425	1,485
Total CMBS	5,531	5,519	6,116	6,006	7,470	7,629
Other ABS(3)	2,618	2,662	7,123	7,136	8,393	8,458
Other securities(4)	1,035	1,028	1,542	1,511	1,120	1,153
Total investment securities available for sale	$38,859	$39,508	$41,632	$41,800	$62,850	$63,979

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
Agency RMBS	$20,163	$21,210	$17,443	$17,485	$—	$—
Agency CMBS	2,337	2,424	1,689	1,700	—	—
Other ABS(3)	—	—	—	—	9	9
Total investment securities held to maturity	$22,500	$23,634	$19,132	$19,185	$9	$9
__________

(1)
U.S. agency debt obligations includes amortized cost and fair value of $1 million as of both December 31, 2014 and 2013, and amortized cost of $301 million and fair value of $302 million as of December 31, 2012.

(2)	Agency includes Fannie Mae, Freddie Mac, and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 56% and 65% of the other ABS portfolio as of December 31, 2014, and 2013, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 16% and 15% of the other ABS portfolio as of December 31, 2014, and 2013, respectively.

(4)	Includes foreign government bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 93% and 92% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of December 31, 2014, and 2013, respectively, while approximately 6% and 5% was below investment grade as of December 31, 2014 and 2013, respectively. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 11 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of December 31, 2014 and 2013.

66	Capital One Financial Corporation (COF)

Table 11: Non-Agency Investment Securities Credit Ratings

	December 31,
	2014				2013
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade or Not Rated
Non-agency RMBS	$2,938	—%	3%	97%	$3,165	—%	4%	96%
Non-agency CMBS	1,780	100	—	—	1,854	99	1	—
Other ABS	2,618	90	5	5	7,123	87	12	1
Other securities	1,035	2	88	10	1,542	9	82	9
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consists of unrestricted loans and restricted loans held in our securitization trusts. Table 12 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of December 31, 2014 and 2013.
Table 12: Loans Held for Investment

	December 31, 2014			December 31, 2013
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$85,876	$3,204	$82,672	$81,305	$3,214	$78,091
Consumer Banking	71,439	779	70,660	70,762	752	70,010
Commercial Banking	50,890	395	50,495	45,011	338	44,673
Other	111	5	106	121	11	110
Total	$208,316	$4,383	$203,933	$197,199	$4,315	$192,884
Period-end loans held for investment increased by $11.1 billion, or 5.6%, in 2014, to $208.3 billion as of December 31, 2014, from $197.2 billion as of December 31, 2013. The increase was primarily due to commercial and industrial, and commercial and multifamily real estate loan growth in our Commercial Banking business, strong growth in our domestic card loan portfolio in our Credit Card business, and strong auto loan originations outpacing the run-off of our acquired home loan portfolio in our Consumer Banking business.
We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased to $626 million as of December 31, 2014, from $218 million as of December 31, 2013. The increase was primarily driven by higher originations in the Commercial Banking business and timing of sales of loans.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $1.0 billion to $205.5 billion as of December 31, 2014, from $204.5 billion as of December 31, 2013. The increase in deposits was primarily driven by the growth in our Consumer Banking and Commercial Banking businesses as a result of our continued focus on deepening deposit relationships with existing customers and our continued marketing strategy to attract new business. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

67	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations increased by $1.3 billion during 2014, to $11.6 billion as of December 31, 2014, from $10.3 billion as of December 31, 2013. The increase was driven by issuances of $4.3 billion of securitized debt obligations during 2014, partially offset by maturities of $3.0 billion. We provide additional information on our borrowings below in “Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and FHLB advances, totaled $36.8 billion as of December 31, 2014, of which $17.1 billion represented short-term borrowings and $19.7 billion represented long-term debt. Other debt totaled $30.4 billion as of December 31, 2013, of which $16.2 billion represented short-term borrowings and $14.2 billion represented long-term debt.
The increase in other debt of $6.4 billion in 2014 was primarily attributable to the issuance of $7.8 billion of unsecured senior notes, as well as net increases of $1.0 billion in FHLB advances, partially offset by maturities of $2.4 billion in unsecured senior notes. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 9—Deposits and Borrowings.”
Mortgage Representation and Warranty Reserve
We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, LLC, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition; and CCB, which was acquired in February 2009 and subsequently merged into CONA.
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires the application of judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $731 million as of December 31, 2014, compared to $1.2 billion as of December 31, 2013.
The table below summarizes changes in our representation and warranty reserve in 2014 and 2013.
Table 13: Changes in Representation and Warranty Reserve(1)

	Year Ended December 31,
(Dollars in millions)	2014	2013
Representation and warranty reserve, beginning of period	$1,172	$899
(Benefit) provision for mortgage representation and warranty losses:
Recorded in continuing operations	(26)	(24)
Recorded in discontinued operations	(7)	333
Total (benefit) provision for mortgage representation and warranty losses	(33)	309
Net realized losses	(408)	(36)
Representation and warranty reserve, end of period	$731	$1,172
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2014, is approximately $2.1 billion, a decline from our estimate of $2.6 billion as of December 31, 2013. The decrease in the reasonably possible estimate of the representation and warranty reserve was primarily driven by claims paid and legal developments including settlements.

68	Capital One Financial Corporation (COF)

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 20—Commitments, Contingencies, Guarantees and Others.”
Deferred Tax Assets and Liabilities
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
As of December 31, 2014, we have recorded deferred tax assets, net of deferred tax liabilities and valuation allowances, of approximately $3.3 billion, which is a decrease of $400 million from $3.7 billion at December 31, 2013. We have recorded a valuation allowance of $148 million and $139 million as of December 31, 2014 and 2013, respectively. We expect to fully realize the 2014 net deferred tax asset amounts in future periods. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
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

69	Capital One Financial Corporation (COF)

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
At the end of 2012, the Company met one of the two independent eligibility criteria set by banking regulators for becoming subject to the Advanced Approaches capital rules. As a result, the Company has undertaken a multi-year process of implementing the Advanced Approaches regime for calculating risk-weighted assets and regulatory capital levels. Certain provisions of the Final Basel III Capital Rules began to take effect on January 1, 2014 for Advanced Approaches banking organizations, including the Company. The Company entered parallel run under Advanced Approaches on January 1, 2015, during which it will calculate capital ratios under both the Basel III Standardized Approach and the Basel III Advanced Approaches, though it will continue to use the Basel III Standardized Approach for purposes of meeting regulatory capital requirements. By rule, the parallel run must last at least four consecutive quarters. Therefore, the first quarter of 2016 is the earliest possible date on which the Company would use the Basel III Advanced Approaches framework in calculating its regulatory capital and risk-weighted assets for purposes of risk-based capital requirements. Consistent with the experience of other U.S. banks, it is possible that our parallel run will last longer than the four quarter minimum. Under the Dodd-Frank Act and the Final Basel III Capital Rules, organizations subject to Basel III Advanced Approaches may not hold less capital than would be required under the Basel III Standardized Approach. Therefore, even after we exit parallel run, we will continue to calculate regulatory capital and risk-weighted assets under the Basel III Standardized Approach.
As of January 1, 2014, the new minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations include a common equity Tier 1 capital ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 5.5%, a total risk-based capital ratio of at least 8.0%, and a Tier 1 leverage capital ratio of at least 4.0%. On January 1, 2015, the minimum risk-based capital ratio requirements increased to 4.5% for the common equity Tier 1 capital ratio and to 6.0% for the Tier 1 risk-based capital ratio. The minimum requirements for the total risk-based capital ratio and the Tier 1 leverage capital ratio did not change from 2014 to 2015.
The Final Basel III Capital Rules also introduced a new supplementary leverage ratio of 3.0% for all Advanced Approaches banking organizations. On September 3, 2014 the Federal Banking Agencies issued a final rule that revised the calculation of total leverage exposures and implemented the supplementary leverage ratio. The supplementary leverage ratio compares Tier 1 capital to total leverage exposures, and includes all on-balance sheet assets and many off-balance sheet assets, including derivatives and unused commitments. The new supplementary leverage ratio becomes effective on January 1, 2018, however as an Advanced Approaches banking organization, we are required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015.
Insured depository institutions are also subject to PCA capital regulations. Under current PCA regulations, an insured depository institution is considered to be well-capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0%, a Tier 1 leverage capital ratio of at least 5.0%, and is not subject to any written agreement, order, capital directive, or PCA directive issued by its regulator. While the Final Basel III Capital Rules increased some of the thresholds for the PCA capital categories and add the new common equity Tier 1 capital ratio to the PCA regulations, those changes are not effective until January 1, 2015. Beginning on January 1, 2015, the well-capitalized level for the Tier 1 risk-based capital ratio will increase to 8.0%, and the well-capitalized level for the common equity Tier 1 capital ratio will be established at 6.5%. The well-capitalized levels for the total risk-based capital ratio and the Tier 1 leverage capital ratio will not change.
Prior to 2014, we also disclosed a Tier 1 common capital ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There was no mandated minimum or well-capitalized standard for the Tier 1 common capital ratio.
We disclose a non-GAAP TCE ratio in “Part II—Item 6. Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts, rating agencies, and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information

70	Capital One Financial Corporation (COF)

on the calculation of this ratio in “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
Table 14 provides a comparison of our regulatory capital ratios under the Federal Banking Agencies’ capital adequacy standards as of December 31, 2014 and 2013. Under the Final Basel III Capital Rules, beginning on January 1, 2014, as an Advanced Approaches banking organization that had yet to enter or exit parallel run, we began using the Basel III Standardized Approach for calculating our regulatory capital, subject to applicable transition provisions. Throughout 2014, we continued to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios, as required under the Final Basel III Capital Rules. On January 1, 2015, we began using the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.
Table 14: Capital Ratios(1)(2)

	December 31, 2014			December 31, 2013
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.46%	4.00%	N/A	N/A	N/A	N/A
Tier 1 common capital(4)	N/A	N/A	N/A	12.19%	N/A	N/A
Tier 1 risk-based capital(5)	13.23%	5.50%	6.00%	12.57	4.00%	6.00%
Total risk-based capital(6)	15.14	8.00	10.00	14.69	8.00	10.00
Tier 1 leverage(7)	10.77	4.00	N/A	10.06	4.00	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	11.33%	4.00%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	11.33	5.50	6.00%	11.47%	4.00%	6.00%
Total risk-based capital(6)	14.57	8.00	10.00	14.90	8.00	10.00
Tier 1 leverage(7)	9.64	4.00	5.00	10.21	4.00	5.00
Capital One, N.A.:
Common equity Tier 1 capital(3)	12.53%	4.00%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	12.53	5.50	6.00%	12.67%	4.00%	6.00%
Total risk-based capital(6)	13.57	8.00	10.00	13.76	8.00	10.00
Tier 1 leverage(7)	8.90	4.00	5.00	8.96	4.00	5.00
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of December 31, 2014 and are calculated based on the Basel I capital framework as of December 31, 2013. Capital ratios that are not applicable are denoted by “N/A.” See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure under Basel III calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 common capital ratio is calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.

(5)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(6)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(7)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.
Capital One Financial Corporation exceeded Federal Banking Agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of December 31, 2014 and 2013. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, subject to transition provisions, was 12.46% as of December 31, 2014. Our Tier 1 common capital ratio, as calculated under Basel I, was 12.19% as of December 31, 2013. These numbers are not directly comparable due to methodological differences in the calculation of the ratios and the transition requirements under the Final Basel III Capital Rules. For purposes of our capital plan that was submitted to the Board of Governors of the Federal Reserve on January 5, 2015, we will be assessed on our ability to maintain specified minimum levels of capital under our currently effective Basel III Standardized Approach regime, along with a Tier 1 common ratio of 5.0% on a pro forma

71	Capital One Financial Corporation (COF)

basis as calculated under Basel I, under baseline and stressful conditions. We estimate that our Tier 1 common ratio, as calculated under Basel I, was approximately 12.46% as of December 31, 2014. See “MD&A—Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information about our Tier 1 common ratio as calculated under Basel I.
As described above, we currently are using the Basel III Standardized Approach for calculating our regulatory capital, subject to transition provisions. The calculation of our Basel III Standardized Approach common equity Tier 1 capital under the Final Basel III Capital Rules includes additional adjustments and deductions not included in the Tier 1 common capital calculation under Basel I, such as the inclusion of the unrealized gains and losses on available for sale investment securities included in AOCI and adjustments related to intangibles. The inclusion of AOCI and the adjustments related to intangibles are phased-in at 20% for 2014, 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of December 31, 2014, calculated based on the Final Basel III Capital Rules, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of December 31, 2014, calculated under the Basel III Standardized Approach, as it applies when fully phased-in. Our estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, interpretations provided by our regulators, and is subject to change based on changes to future regulations and interpretations.
In November 2014, our regulators informed us that they had updated their interpretation guidance regarding the prospective capital treatment for certain securitization exposures. This guidance resulted in a reduction of approximately 20 basis points to our estimated fully phased-in Basel III Standardized Approach common equity Tier 1 capital ratio. As we continue to engage with our regulators during our parallel run, we anticipate that there could be further changes to the calculation.
See the table and notes below for further discussion on our interpretations, expectations and assumptions used in calculating this ratio.
Table 15: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	December 31, 2014
Common equity Tier 1 capital under Basel III Standardized	$29,534
Adjustments related to AOCI(2)	(362)
Adjustments related to intangibles(2)	(973)
Other adjustments(2)	(1)
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized	$28,198
Risk-weighted assets under Basel I	$236,944
Adjustments for Basel III Standardized(3)	9,075
Estimated risk-weighted assets under Basel III Standardized	$246,019
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized(4)	11.5%
__________

(1)	Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

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
Under the Final Basel III Capital Rules, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater requirement of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part 1—Item 1—Supervision and Regulation—Basel III and U.S. Capital Rules” for additional information. Based on our business mix, we anticipate that we will need to hold more regulatory capital under the Basel III Advanced Approaches than under the Basel III Standardized Approach to meet our minimum required regulatory capital ratios.

72	Capital One Financial Corporation (COF)

Capital Planning and Regulatory Stress Testing
In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us. Under these rules, bank holding companies with consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a non-objection to the plan. For the 2014 CCAR cycle, the Federal Reserve’s objection or non-objection applies specifically to capital actions during the four quarters beginning with the second quarter of 2014 in the planning horizon (“approval window”). On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing. The final rule changes the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. To allow for a transition to the change in timing, the Federal Reserve’s objection or non-objection applies to the capital actions spanning the five quarters starting with the second quarter of 2015 for the 2015 CCAR cycle. Subsequent submissions each would cover a four-quarter period. For additional information on the Final Rule, see “Part 1—Item 1. Business—Supervision and Regulation.”
After the Federal Reserve’s non-objection to our 2014 capital plan, we maintained our quarterly dividend of $0.30 per share for all four quarters in 2014. In addition, our Board of Directors authorized the repurchase of up to $2.5 billion of shares of common stock through the end of the first quarter of 2015. During 2014, we repurchased approximately $2.0 billion of common stock and expect to complete the 2014 Stock Repurchase Program by the end of the first quarter of 2015. We expect to complete this repurchase program by the end of the first quarter of 2015. On January 5, 2015 we submitted our capital plan to the Board of Directors of the Federal Reserve as part of the 2015 CCAR cycle.
Equity Offerings and Transactions
On June 12, 2014, the Company issued and sold 20 million depositary shares (“Depositary Shares”), each representing a 1/40th interest in a share of 6.25% fixed-rate non-cumulative perpetual preferred stock, Series C, $0.01 par value, with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series C Preferred Stock) (the “Series C Preferred Stock”). The net proceeds of the offering of Series C Preferred Stock were approximately $484 million, after deducting underwriting commissions and offering expenses.
On October 31, 2014, the Company issued and sold 20 million Depositary Shares, each representing a 1/40th interest in a share of 6.70% fixed-rate non-cumulative perpetual preferred stock, Series D, $0.01 par value, with a liquidation preference of $25 per Depositary Share (equivalent to $1,000 per share of Series D Preferred Stock) (the “Series D Preferred Stock”). The net proceeds of the offering of Series D Preferred Stock were approximately $485 million, after deducting underwriting commissions and offering expenses.
Under the terms of the Series C Preferred Stock and Series D Preferred Stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the related series of preferred stock for the immediately preceding dividend period.
Dividend Policy and Stock Purchases
We paid common stock dividends of $0.30 per share in each quarter of 2014. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our 6.00% fixed-rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”) in each quarter of 2014. We also paid preferred stock dividends of $13.7153 per share and $15.625 per share in the third and fourth quarters of 2014, respectively, on the outstanding shares of Series C Preferred Stock.
On January 29, 2015, our Board of Directors declared a quarterly dividend of $0.30 per share, payable on February 20, 2015 and quarterly dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock payable on March 2, 2015. Based on these declarations, the Company will pay approximately $166 million in common equity dividends and approximately $32 million in total preferred dividends in the first quarter of 2015.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely

73	Capital One Financial Corporation (COF)

dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $1.6 billion and $281 million, respectively, as of December 31, 2014. There can be no assurance that we will declare and pay any dividends to stockholders.
The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, our capital position and amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time.
For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfer of Funds.”

RISK MANAGEMENT
Risk Framework
We use a risk framework to provide an overall enterprise-wide approach for effectively managing risk. We execute against our risk framework with the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk.
The “First Line of Defense” is comprised of the business areas that through their day-to-day business activities take risk on our behalf. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure. The first line formulates strategy and operates within the risk appetite and framework. The “Second Line of Defense” provides oversight of first line risk taking and management, and is comprised primarily of our Risk Management organization. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks. The second line owns the risk framework. The second line is both an ‘expert advisor’ to the first line and an ‘effective challenger’ of first line risk activities. The “Third Line of Defense” is comprised of our Internal Audit and Credit Review functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and its governance processes are well-designed and working as intended.
Our risk framework, which is built around governance, processes and people, consists of the following eight key elements:
Establish Governance Processes, Accountabilities and Risk Appetites
The “starting point” of our risk framework is the establishment of governance processes, accountabilities and risk appetites. Our Board of Directors and senior management establish the tone at the top regarding the importance of internal control, including standards of conduct and the integrity and ethical values of the Company. Management reinforces the expectations at the various levels of the organization. This portion of the framework sets the foundation for the methods that govern risk taking, the interactions within and among the lines of defense and the risk appetites and tolerances.
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

74	Capital One Financial Corporation (COF)

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
Escalate Key Risks and Gaps to Executive Management and, when Appropriate, the Board of Directors
Escalation is an important component of our overall risk framework. Use of escalation is encouraged and doesn’t necessarily indicate a failure on the part of first, second or third line risk management. Through escalation in the first line, decisions requiring judgment can be raised to executives who have the broadest possible context and experience to make challenging choices. Escalation in the second and third lines of defense can also demonstrate part of their core responsibilities of effective challenge. Risks are escalated to the Board of Directors to ensure their alignment with material risk decisions and/or transparency to the largest risks facing the organization and to enable Board of Directors engagement when needed.
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
Enable with the Right Data, Infrastructure and Programs
Data, infrastructure and programs are key enablers of our overall risk management processes and practices. These core requirements enable effective risk modeling, efficient first, second and third line risk activity performance and cross-line interaction. In addition, effective program design of each risk category is regularly assessed to ensure risk practices continue to evolve with leading industry practice and continue to interact across categories as desired for a strong overall risk management program.
Risk Appetite
Risk appetite refers to the level of risk our business is willing to take in pursuit of our corporate business objectives. The Board of Directors approves our risk appetite including specific risk limits where applicable. While first line executives manage risk on a day-to-day basis, the Chief Risk Officer provides effective challenge and independent oversight to ensure that risks are within the appetite and specific limits established by the Board of Directors. The Chief Risk Officer reports to the Board of Directors regularly on the nature and level of risk across all eight risk categories. In addition to his broader management responsibilities, our Chief Executive Officer is responsible for developing the strategy and mission of our organization, determining and leading our culture, and reviewing and providing input into our risk appetite.
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

75	Capital One Financial Corporation (COF)

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

•
Reputation Risk: Reputation risk is the risk to market value, recruitment and retention of talented associates and maintenance of a loyal customer base due to the negative perceptions of Capital One’s internal and external constituents regarding Capital One’s business strategies and activities; and

•
Strategic Risk: Strategic risk is the risk of material impact on current or anticipated earnings, capital, franchise or enterprise value arising from: the Company’s competitive and market position and evolving forces in the industry that can affect that position; lack of responsiveness to these conditions; strategic decisions to change the Company’s scale, market position or operating model; or failure to appropriately consider implementation risks inherent in the Company’s strategy.

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
Our Compliance Management Program establishes expectations for determining compliance requirements, assessing the risk of new product offerings, creating appropriate controls and training to address requirements, monitoring for control performance, and independently testing for adherence to compliance requirements. The program also establishes regular compliance reporting to senior business leaders, the executive committee and the Board of Directors.
The Chief Compliance Officer is responsible for establishing and overseeing our Compliance Risk Management Program. Business areas incorporate compliance requirements and controls into their business policies, standards, processes and procedures. They regularly monitor and report on the efficacy of their compliance controls and Corporate Compliance periodically independently tests to validate the effectiveness of business controls.
Credit Risk Management
We recognize that we are exposed to cyclical changes in credit quality. Consequently, we try to ensure our credit portfolio is resilient to economic downturns. Our most important tool in this endeavor is sound underwriting. In unsecured consumer loan underwriting, we generally assume that loans will be subject to an environment in which losses are higher than those prevailing at the time of underwriting. In commercial underwriting, we generally require strong cash flow, collateral and covenants and guarantees. In addition to sound underwriting, we continually monitor our portfolio and take steps to collect or work out distressed loans.

76	Capital One Financial Corporation (COF)

The Chief Risk Officer, in conjunction with the Consumer and Commercial Chief Credit Officers, is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of our lending-related transactions. These responsibilities are fulfilled by the Chief Consumer Credit Officer and the Chief Commercial Credit Officer who are responsible for evaluating the risk implications of credit strategy and for oversight of credit for both the existing portfolio and any new credit investments. The Chief Consumer Credit Officer and the Chief Commercial Credit Officer have formal approval authority for various types and levels of credit decisions, including individual commercial loan transactions. Division Presidents within each segment are responsible for managing the credit risk within their divisions and maintaining processes to control credit risk and comply with credit policies and guidelines. In addition, the Chief Risk Officer establishes policies, delegates approval authority and monitors performance for non-loan credit exposure entered into with financial counterparties or through the purchase of credit sensitive securities in our investment portfolio.
Our credit policies establish standards in five areas: customer selection, underwriting, monitoring, remediation, and portfolio management. The standards in each area provide a framework comprising specific objectives and control processes. These standards are supported by detailed policies and procedures for each component of the credit process. Starting with customer selection, our goal is to generally provide credit on terms that generate above hurdle returns. We use a number of quantitative and qualitative factors to manage credit risk, including setting credit risk limits and guidelines for each of our lines of business. We monitor performance relative to these guidelines and report results and any required mitigating actions to appropriate senior management committees and our Board of Directors.
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
Liquidity Risk Management
We seek to mitigate liquidity risk strategically and tactically. From a strategic perspective, we have acquired and built deposit gathering businesses and significantly reduced our loan to deposit ratio. From a tactical perspective, we have accumulated a sizable liquidity reserve comprised of cash, high-quality, unencumbered securities, and committed collateralized credit lines. We also continue to maintain access to the secured and unsecured markets through ongoing issuance. This combination of stable and diversified funding sources and our stockpile of liquidity reserves enables us to maintain confidence in our liquidity position.
The Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, is responsible for the establishment of liquidity risk management policies and standards for governance and monitoring of liquidity risk at a corporate level. The Chief Financial Officer is accountable for the management of liquidity risk. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation in both idiosyncratic, and market wide and combined liquidity stress scenarios. Management reports liquidity metrics to appropriate senior management committees and our Board of Directors no less than quarterly. We continuously monitor market and economic conditions to evaluate emerging stress conditions with assessment and appropriate action plans in accordance with our Contingency Funding Plan.
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
The Chief Risk Officer, in conjunction with the Chief Market and Liquidity Risk Officer, is responsible for the establishment of market risk management policies and standards and for governance and monitoring of market risk at a corporate level. The Chief Financial Officer is accountable for the management of market risk. We manage market risk exposure, which is principally driven by balance sheet interest rate risk, centrally and establish quantitative limits to control our exposure. Market risk is inherent in the financial instruments associated with our business operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and derivatives.

77	Capital One Financial Corporation (COF)

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
Operational Risk Management
We recognize the criticality of managing operational risk on a day-to-day basis and that there are heightened expectations from our regulators and our customers. We have implemented appropriate operational risk management policies, standards, processes and tools to enable the delivery of high quality and consistent customer experiences.
The Chief Operational Risk Officer is responsible for establishing and overseeing our Operational Risk Management Program. The program establishes and enforces requirements and practices for assessing the operational risk profile, executing key control processes for select operational risks, and reporting of operational risk results. These activities are executed in accordance with Basel II Advanced Approaches requirements.
Reputation Risk Management
We recognize that reputation risk is of particular concern for financial institutions as a result of the aftermath of the financial crisis and economic downturn, which has resulted in increased scrutiny and widespread regulatory changes. We manage both strategic and tactical reputation issues and build our relationships with the government, media, consumer advocates, and other constituencies to help strengthen the reputations of both our company and industry. Our actions include implementing pro-consumer practices in our business and taking public positions in support of better consumer practices in our industry. The General Counsel is responsible for managing our overall reputation risk program. Day-to-day activities are controlled by the frameworks set forth in our Reputation Risk Management Policy and other risk management policies.
Strategic Risk Management
Capital One monitors external market and industry developments to identify potential areas of strategic opportunity or risk. These items provide input for development of the Company’s strategy led by the Chief Executive Officer and other senior executives. Through the ongoing development and vetting of the corporate strategy, the Chief Risk Officer identifies and assesses risks associated with the strategy across all risk categories and monitors them throughout the year.

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
Primary Loan Products
We provide a variety of lending products. Our primary loan products include credit cards, auto, home loans and commercial.

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

78	Capital One Financial Corporation (COF)

•
Auto: We originate both prime and subprime auto loans. Customers are acquired through a network of auto dealers and direct marketing. Our auto loans generally have fixed interest rates and loan terms of 72 months or less. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated debt-to-income ratio, and credit bureau information, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We generally retain all of our auto loans, though we have securitized and sold auto loans in the past and may do so in the future.

•
Home loans: Most of the existing home loans in our loan portfolio were originated by banks we acquired. The underwriting standards for these loans were less restrictive than our current underwriting standards. Currently, we originate residential mortgage and home equity loans through our branches, direct marketing, and dedicated home loan officers. Our home loan products include conforming and non-conforming fixed rate and adjustable rate mortgage loans, as well as first and second lien home equity loans and lines of credit. In general, our underwriting policy limits for these loans include: (1) a maximum LTV ratio of 80% for loans without mortgage insurance; (2) a maximum LTV ratio of 95% for loans with mortgage insurance or for home equity products; (3) a maximum debt-to-income ratio of 50%; and (4) a maximum loan amount of $3 million. Our underwriting procedures are intended to verify the income of applicants and obtain appraisals to determine home values. We may, in limited instances, use automated valuation models to determine home values. Our underwriting standards for conforming loans are designed to meet the underwriting standards required by the agencies at a minimum, and we sell most of our conforming loans to the agencies. We generally retain non-conforming mortgages and home equity loans and lines of credit.

•
Commercial: We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market industrial and service companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, LTV ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees (if any) and current market conditions. Although we generally retain commercial loans, we may syndicate large positions for risk mitigation purposes. In addition, we originate and service multifamily commercial real estate loans which are sold to the government-sponsored enterprises.

Loan Portfolio Composition
Our loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts and loans held for sale. Table 16 presents the composition of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of December 31, 2014 and 2013. Table 16 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $626 million and $218 million as of December 31, 2014, and 2013, respectively.

79	Capital One Financial Corporation (COF)

Table 16: Loan Portfolio Composition

	December 31, 2014		December 31, 2013
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$77,704	37.3%	$73,255	37.1%
International credit card	8,172	3.9	8,050	4.1
Total credit card	85,876	41.2	81,305	41.2
Consumer Banking:
Auto	37,824	18.2	31,857	16.2
Home loan(2)	30,035	14.4	35,282	17.9
Retail banking	3,580	1.7	3,623	1.8
Total consumer banking	71,439	34.3	70,762	35.9
Commercial Banking:(3)
Commercial and multifamily real estate	23,137	11.1%	20,750	10.5%
Commercial and industrial	26,972	12.9	23,309	11.8
Total commercial lending	50,109	24.0	44,059	22.3
Small-ticket commercial real estate	781	0.4	952	0.5
Total commercial banking	50,890	24.4	45,011	22.8
Other:
Other loans	111	0.1	121	0.1
Total loans held for investment (3)	$208,316	100.0%	$197,199	100.0%
__________

(1)	Includes installment loans of $144 million and $323 million as of December 31, 2014 and 2013, respectively.

(2)	Includes acquired home loans of $23.2 billion and $28.2 billion as of December 31, 2014 and 2013, respectively.

(3)	Includes construction loans and land development loans totaling $2.3 billion and $2.0 billion as of December 31, 2014 and 2013, respectively.
We market our credit card products throughout the United States, Canada and the United Kingdom. Our credit card loan portfolio is geographically diversified due to our product and marketing approach, with higher concentrations in California, New York, Texas, Florida, Illinois, Pennsylvania and Ohio.
Our auto loan portfolio is originated in most regions of the United States with a concentration in Texas, California, Florida, Georgia, Louisiana, Illinois and Ohio. Our home loan portfolio is concentrated in California, New York, Illinois, Maryland, Virginia, New Jersey and Florida, which reflects the characteristics of the ING Direct portfolio that comprises the majority of our home loans. Retail banking includes small business loans and other consumer lending products originated through our branch network with a concentration in Louisiana, New York, Texas, New Jersey, Maryland, Virginia and California.
We operate our Commercial Banking business primarily in geographic regions where we maintain retail bank branches. Accordingly, the portfolio is concentrated in New York, Louisiana and Texas, which represent our largest retail banking markets. Our small ticket commercial real estate portfolio, which was originated on a national basis through a broker network, is in a run-off mode.
We provide additional information on the geographic concentration, by loan category, of our loan portfolio in “Note 4—Loans.”
Acquired Loans
Our portfolio of loans held for investment includes loans acquired in the ING Direct, CCB and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition. Acquired Loans accounted for based on expected cash flows to be collected was $23.5 billion as of December 31, 2014, compared to $28.6 billion as of December 31, 2013.
The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease

80	Capital One Financial Corporation (COF)

losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” for additional information on Acquired Loans.
Home Loans
The substantial majority of our home loan portfolio was acquired in the ING Direct and CCB acquisitions, and they accounted for 98.9% and 98.7% of our total Acquired Loans as of December 31, 2014 and 2013, respectively. The expected cash flows for our acquired home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield.
Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans. The period-end carrying value of Acquired Loans in our home loan portfolio was $23.2 billion and $28.2 billion as of December 31, 2014 and 2013, respectively.
Table 17 presents the relative size of Acquired Loans in our home loan portfolio, by lien priority.
Table 17: Home Loans: Risk Profile by Lien Priority

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%

	December 31, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$6,020	17.1%	$27,768	78.7%	$33,788	95.8%
2nd lien	1,078	3.0	416	1.2	1,494	4.2
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for Acquired Loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

81	Capital One Financial Corporation (COF)

Table 18 provides a sensitivity analysis of the Acquired Loans in our home loan portfolio. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 18: Sensitivity Analysis - Acquired Loans - Home Loan Portfolio(1)

(Dollars in millions)	December 31, 2014	Estimated Impact
Expected cash flows	$27,797	$(109)
Accretable yield	4,583	66
Allowance for loan and lease losses	27	176
__________

(1)
The estimated impact is the change in the balance as of December 31, 2014 from the hypothetical decline of 10% in the home price index. Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

Loan Maturity Profile
Table 19 presents the maturities of loans in our held-for-investment portfolio as of December 31, 2014.
Table 19: Loan Maturity Schedule

	December 31, 2014
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years	Total
Fixed rate:
Credit card(1)	$4,865	$13,871	$—	$18,736
Consumer banking	812	26,598	17,558	44,968
Commercial banking	1,121	5,303	6,969	13,393
Other	—	—	7	7
Total fixed-rate loans	6,798	45,772	24,534	77,104
Variable rate:
Credit card(1)	67,131	9	—	67,140
Consumer banking(2)	13,698	12,455	318	26,471
Commercial banking	34,981	2,345	171	37,497
Other	68	7	29	104
Total variable-rate loans	115,878	14,816	518	131,212
Total loans	$122,676	$60,588	$25,052	$208,316
__________

(1)
Due to the revolving nature of credit card loans, we report the majority of our variable-rate credit card loans as due in one year or less. We report fixed-rate credit card loans with introductory rates that expire after a certain period of time as due in one year or less. We assume that the rest of our remaining fixed-rate credit card loans will mature within one to three years.

(2)	We report the maturity period for the home loans portfolio included in the Consumer Banking business based on the earlier of the next re-pricing or contractual maturity date of the loan.
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

82	Capital One Financial Corporation (COF)

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
The following table provides details on the credit scores of our domestic credit card and auto loan portfolios.
Table 20: Credit Score Distribution

(Percentage of portfolio with estimated credit scores)	December 31, 2014	December 31, 2013
Domestic credit card - Refreshed FICO scores:(1)
Greater than 660	68%	69%
660 or below	32	31
Total	100%	100%
Auto - At origination FICO scores:(2)
Greater than 660	47%	42%
621 - 660	17	17
620 or below	36	41
Total	100%	100%
__________

(1)
Credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.

(2)
Credit scores represent FICO scores. These scores are obtained from three credit bureaus at the time of application and are not refreshed thereafter. The FICO score distribution in the table above is based on the average scores. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. We also present adjusted credit quality metrics excluding the impact from Acquired Loans.
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent, nonperforming loans, net charge-offs and TDRs for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are generally the same for credit card loans, as we continue to classify the substantial majority of credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.

83	Capital One Financial Corporation (COF)

Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of December 31, 2014 and 2013.
Table 21: 30+ Day Delinquencies

	December 31, 2014				December 31, 2013
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,538	3.27%	$2,538	3.27%	$2,514	3.43%	$2,514	3.43%
International credit card	240	2.94	294	3.60	299	3.71	367	4.56
Total credit card	2,778	3.24	2,832	3.30	2,813	3.46	2,881	3.54
Consumer Banking:
Auto	$2,486	6.57%	$2,682	7.09%	$2,181	6.85%	$2,375	7.46%
Home loan(2)	64	0.21	302	1.01	55	0.16	323	0.91
Retail banking	23	0.64	40	1.11	25	0.69	52	1.44
Total consumer banking(2)	2,573	3.60	3,024	4.23	2,261	3.20	2,750	3.89
Commercial Banking:
Commercial and multifamily real estate	$85	0.37%	$117	0.51%	$29	0.14%	$64	0.31%
Commercial and industrial	15	0.05	73	0.27	73	0.31	108	0.46
Total commercial lending	100	0.20	190	0.38	102	0.23	172	0.39
Small-ticket commercial real estate	6	0.72	10	1.28	8	0.79	11	1.17
Total commercial banking	106	0.21	200	0.39	110	0.24	183	0.41
Other:
Other loans	3	2.84	14	12.23	4	3.32	19	15.72
Total(2)	$5,460	2.62	$6,070	2.91	$5,188	2.63	$5,833	2.96
__________

(1)
Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)
Excluding the impact of Acquired Loans, the 30+ day performing rates for home loan portfolio, total consumer banking, and total loans held for investment are 0.94%, 5.34%, and 2.95%, respectively, as of December 31, 2014, 0.78%, 5.32%, and 3.08%, respectively, as of December 31, 2013. Excluding the impact of Acquired Loans, the 30+ day delinquency rates for home loan portfolio, total consumer banking, and total loans held for investment are 4.45%, 6.28%, and 3.28%, respectively, as of December 31, 2014, and 4.55%, 6.47%, and 3.46%, respectively, as of December 31, 2013.

Table 22 presents an aging of 30+ day delinquent loans included in the above table.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$208,316	100.0%	$197,199	100.00%
Delinquency status:
30 – 59 days	$2,841	1.36%	$2,617	1.33%
60 – 89 days	1,424	0.68	1,344	0.68
90 + days	1,805	0.87	1,872	0.95
Total	$6,070	2.91%	$5,833	2.96%
Geographic region:
Domestic	$5,776	2.77%	$5,466	2.77%
International	294	0.14	367	0.19
Total	$6,070	2.91%	$5,833	2.96%
__________

(1)
Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

84	Capital One Financial Corporation (COF)

Table 23 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of December 31, 2014, 2013 and 2012. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,254	1.46%	$1,283	1.58%	$1,510	1.65%
Consumer banking	1	0.00	2	0.00	1	0.00
Commercial banking	8	0.01	6	0.01	16	0.04
Total	$1,263	0.61	$1,291	0.65	$1,527	0.74
Geographic region:
Domestic	$1,190	0.59%	$1,195	0.63%	$1,427	0.72%
International	73	0.90	96	1.19	100	1.16
Total	$1,263	0.61	$1,291	0.65	$1,527	0.74
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed property and repossessed assets and the net realizable value of auto loans that have been charged-off as a result of a bankruptcy. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulty. See “Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.

85	Capital One Financial Corporation (COF)

Table 24 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets, as of December 31, 2014 and 2013. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$70	0.86%	$88	1.10%
Total credit card	70	0.08	88	0.11
Consumer Banking:
Auto	197	0.52	194	0.61
Home loan(2)	330	1.10	376	1.06
Retail banking	22	0.61	41	1.13
Total consumer banking(2)	549	0.77	611	0.86
Commercial Banking:
Commercial and multifamily real estate	62	0.27	52	0.25
Commercial and industrial	106	0.39	93	0.40
Total commercial lending	168	0.33	145	0.33
Small-ticket commercial real estate	7	0.96	4	0.41
Total commercial banking	175	0.34	149	0.33
Other:
Other loans	15	13.37	19	15.83
Total nonperforming loans held for investment(2)(3)	$809	0.39	$867	0.44
Other nonperforming assets:(4)
Foreclosed property(5)	$139	0.06%	$113	0.06%
Other assets(6)	183	0.09	160	0.08
Total other nonperforming assets	322	0.15	273	0.14
Total nonperforming assets	$1,131	0.54	$1,140	0.58
__________

(1)
We recognized interest income for loans classified as nonperforming of $38 million and $40 million in 2014 and 2013, respectively. Interest income forgone related to nonperforming loans was $49 million and $55 million in 2014 and 2013, respectively. Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
The nonperforming loan ratio, excluding Acquired Loans’ impact for our home loan portfolio, total consumer banking, and total nonperforming loans held for investment was 4.86%, 1.14%, and 0.44%, respectively, as of December 31, 2014, compared to 5.29%, 1.44%, and 0.51%, respectively, as of December 31, 2013.

(3)	Nonperforming loans as a percentage of total loans held for investment, excluding the impact of domestic credit card loans, was 0.62% and 0.70% as of December 31, 2014 and 2013, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(5)	Includes foreclosed properties related to Acquired Loans of $101 million and $68 million as of December 31, 2014 and 2013, respectively.

(6)	Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

86	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Net charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan categories.
Table 25 presents our net charge-off amounts and rates, by portfolio segment, in 2014, 2013 and 2012.
Table 25: Net Charge-Offs

	Year Ended December 31,
	2014		2013		2012
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,445	3.43%	$2,904	4.08%	$2,532	3.53%
International credit card	283	3.69	381	4.78	412	4.98
Total credit card	2,728	3.46	3,285	4.15	2,944	3.68
Consumer Banking:
Auto	619	1.78	546	1.85	414	1.66
Home loan(2)	17	0.05	16	0.04	52	0.12
Retail banking	39	1.07	54	1.46	65	1.57
Total consumer banking(2)	675	0.95	616	0.85	531	0.74
Commercial Banking:
Commercial and multifamily real estate	(5)	(0.02)	(8)	(0.04)	5	0.03
Commercial and industrial	10	0.04	15	0.07	8	0.04
Total commercial lending	5	0.01	7	0.02	13	0.04
Small-ticket commercial real estate	5	0.52	7	0.62	29	2.19
Total commercial banking	10	0.02	14	0.03	42	0.12
Other:
Other loans	1	0.36	19	11.34	38	24.14
Total net charge-offs(2)	$3,414	1.72	$3,934	2.04	$3,555	1.89
Average loans held for investment	$197,925		$192,614		$187,915
Average loans held for investment (excluding Acquired Loans)	172,109		160,459		151,668
__________

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.

(2)
Excluding the impact of Acquired Loans, the net charge-off rates for our home loan portfolio are 0.24%, 0.21%, and 0.68%, for the years ended December 31, 2014, 2013, and 2012, respectively; the net charge-off rates for total consumer banking are 1.49%, 1.51%, and 1.45%, for the years ended December 31, 2014, 2013, and 2012, respectively; and the net charge-off rates for total loans held for investment are 1.98%, 2.45%, and 2.34%, for the years ended December 31, 2014, 2013, and 2012, respectively.

For information regarding management’s expectations of net charge-offs, see “MD&A—Business Segment Expectations.”

87	Capital One Financial Corporation (COF)

Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 26 presents our loans modified in TDRs as of December 31, 2014 and 2013. It excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.
Table 26: Loan Modifications and Restructurings

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card(1)	$692	41.9%	$780	46.4%
Consumer banking:
Auto	435	26.3	355	21.1
Home loan	218	13.2	244	14.5
Retail banking	35	2.1	64	3.8
Total consumer banking	688	41.6	663	39.4
Commercial banking	272	16.5	238	14.2
Total	$1,652	100.0%	$1,681	100.0%
Status of modified and restructured loans:
Performing	$1,203	72.8%	$1,250	74.4%
Nonperforming	449	27.2	431	25.6
Total	$1,652	100.0%	$1,681	100.0%
__________

(1)	Amount reflects the total outstanding customer balance, which consists of unpaid principal balance, accrued interest and fees.
The majority of our credit card TDRs involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months. We determine the effective interest rate for purposes of measuring impairment on modified loans that involve a reduction and are considered to be a TDR based on the interest rate in effect immediately prior to the loan entering the modification program. In some cases, the interest rate on a credit card account is automatically increased due to non-payment, late payment or similar events. In all cases, we cancel the customer’s available line of credit on the credit card. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency category. The loan amount may then be charged off in accordance with our standard charge-off policy.
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

88	Capital One Financial Corporation (COF)

Impaired loans, including TDRs, totaled $1.9 billion as of both December 31, 2014 and 2013. TDRs accounted for $1.7 billion of impaired loans as of both December 31, 2014 and 2013. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”
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
Our allowance for loan and lease losses increased by $68 million to $4.4 billion as of December 31, 2014, from $4.3 billion as of December 31, 2013. The allowance coverage ratio declined to 2.10% as of December 31, 2014, from 2.19% as of December 31, 2013. The increase in the allowance for loan and lease losses was primarily driven by loan growth in our domestic card, auto and commercial loan portfolios, in addition to portfolio specific risks in our commercial loan portfolio, offset by credit improvement driving allowance releases related to our international card portfolio.
Table 27 presents changes in our allowance for loan and lease losses for 2014, 2013 and 2012, and details the provision for credit losses recognized in our consolidated statements of income, and charge-offs and recoveries by portfolio segment.

89	Capital One Financial Corporation (COF)

Table 27: Allowance for Loan and Lease Losses Activity

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Balance at beginning of period	$4,315	$5,156	$4,250
Provision for credit losses(1)	3,515	3,401	4,446
Charge-offs:
Credit Card:
Domestic credit card	(3,476)	(3,969)	(3,507)
International credit card	(487)	(573)	(652)
Total credit card	(3,963)	(4,542)	(4,159)
Consumer Banking:
Auto	(898)	(784)	(631)
Home loan	(32)	(26)	(77)
Retail banking	(59)	(78)	(89)
Total consumer banking	(989)	(888)	(797)
Commercial Banking:
Commercial and multifamily real estate	(5)	(6)	(23)
Commercial and industrial	(23)	(26)	(32)
Total commercial lending	(28)	(32)	(55)
Small-ticket commercial real estate	(6)	(17)	(39)
Total commercial banking	(34)	(49)	(94)
Other loans	(10)	(26)	(43)
Total charge-offs	(4,996)	(5,505)	(5,093)
Recoveries:
Credit Card:
Domestic credit card	1,031	1,065	975
International credit card	204	192	240
Total credit card	1,235	1,257	1,215
Consumer Banking:
Auto	279	238	217
Home loan	15	10	25
Retail banking	20	24	24
Total consumer banking	314	272	266
Commercial Banking:
Commercial and multifamily real estate	10	14	18
Commercial and industrial	13	11	25
Total commercial lending	23	25	43
Small-ticket commercial real estate	1	10	9
Total commercial banking	24	35	52
Other loans	9	7	5
Total recoveries	1,582	1,571	1,538
Net charge-offs	(3,414)	(3,934)	(3,555)
Other changes(2)	(33)	(308)	15
Balance at end of period	$4,383	$4,315	$5,156
Allowance for loan and lease losses as a percentage of loans held for investment	2.10%	2.19%	2.50%
__________

(1)
The total provision for credit losses reported in our consolidated statements of income consists of a provision for loan and lease losses and a provision for unfunded lending commitments. The table above only presents the provision for loan and lease losses, and does not include the provision for unfunded lending commitments of $26 million and $52 million in 2014 and 2013, respectively, and the provision release for unfunded lending commitments of $31 million in 2012.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

90	Capital One Financial Corporation (COF)

Table 28 presents an allocation of our allowance for loan and lease losses by portfolio segment as of December 31, 2014 and 2013.
Table 28: Allocation of the Allowance for Loan and Lease Losses

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Credit Card:
Domestic credit card	$2,878	3.70%	$2,836	3.87%
International credit card	326	3.99	378	4.70
Total credit card	3,204	3.73	3,214	3.95
Consumer Banking:
Auto	661	1.75	606	1.90
Home loan(1)	62	0.21	83	0.24
Retail banking	56	1.58	63	1.74
Total consumer banking(1)	779	1.09	752	1.06
Commercial Banking:
Commercial and multifamily real estate	155	0.67	143	0.69
Commercial and industrial	229	0.85	166	0.71
Total commercial lending	384	0.77	309	0.70
Small-ticket commercial real estate	11	1.43	29	3.05
Total commercial banking	395	0.78	338	0.75
Other loans	5	4.68	11	9.09
Total allowance for loan and lease losses	$4,383	2.10	$4,315	2.19
Total allowance coverage ratios:
Period-end loans held for investment	$208,316	2.10	$197,199	2.19
Period-end loans held for investment (excluding Acquired Loans)	184,816	2.36	168,649	2.54
Nonperforming loans(2)	809	541.86	867	497.69
Allowance coverage ratios by loan category:(3)
Credit card (30+ day delinquent loans)	2,832	113.13	2,881	111.56
Consumer banking (30+ day delinquent loans)	3,024	25.76	2,750	27.35
Commercial banking (nonperforming loans)	175	225.86	149	226.85
__________

(1)
Excluding the Acquired Loans’ impact, the coverage ratio for home loans and total consumer banking was 0.52% and 1.56%, respectively, as of December 31, 2014, compared to 0.64% and 1.68%, respectively, as of December 31, 2013.

(2)
The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 186.07% as of December 31, 2014, and 170.59% as of December 31, 2013.

(3)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans within the specified loan category.

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our practices include maintaining an adequate liquidity reserve to cover our funding requirements as well as any potential deposit run-off and maintaining access to diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of readily-marketable or pledgable assets which can be used as a source of liquidity, if needed.

91	Capital One Financial Corporation (COF)

Table 29 below presents the composition of our liquidity reserves as of December 31, 2014 and 2013.
Table 29: Liquidity Reserves

(Dollars in millions)	December 31, 2014	December 31, 2013
Cash and cash equivalents	$7,242	$6,291
Investment securities available for sale, at fair value	39,508	41,800
Investment securities held to maturity, at fair value	23,634	19,185
Total investment securities portfolio(1)(2)	63,142	60,985
FHLB borrowing capacity secured by loans	29,547	28,623
Outstanding FHLB advances and letters of credit secured by loans	(17,720)	(8,917)
Outstanding FHLB advances and letters of credit secured by securities	(4)	(7,808)
Securities encumbered for Public Funds and others	(10,627)	(9,491)
Total liquidity reserves	$71,580	$69,683
__________

(1)	The weighted average life of our securities was approximately 5.7 years and 6.3 years as of December 31, 2014, and 2013, respectively.

(2)
We pledged securities available for sale with a fair value of $3.5 billion and $10.7 billion as of December 31, 2014 and 2013, respectively. We also pledged securities held to maturity with a carrying value of $9.0 billion and $8.2 billion as of December 31, 2014 and 2013, respectively. As of December 31, 2014, $14 million of the pledged securities available for sale were used to secure our FHLB borrowing capacity.

Our liquidity reserves increased by $1.9 billion, or 3%, to $71.6 billion as of December 31, 2014, from $69.7 billion as of December 31, 2013. This increase was primarily attributable to an increase in the fair value of our investment securities, partially offset by higher FHLB advances to fund the growth of our credit card portfolio. See “MD&A—Risk Management” for additional information on our management of liquidity risk.
Funding
The Company’s primary source of funding comes from deposits. In addition to deposits, the Company raises funding through the purchase of federal funds, the issuance of brokered deposits, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of senior and subordinated notes, the issuance of securitized debt obligations and other borrowings. A key objective in our use of these markets is to ensure we maintain access to a diversified mix of wholesale funding sources.
Deposits
Our deposits provide a stable and relatively low cost of funds and are our largest source of funding.
Table 30 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for 2014, 2013 and 2012.
Table 30: Deposit Composition and Average Deposit Rates

	December 31, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,081	$24,639	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	41,022	41,702	$204	20.3	0.49%
Saving deposits(2)	130,156	129,868	752	63.1	0.58
Time deposits less than $100,000	6,051	5,856	75	2.8	1.29
Total core deposits	202,310	202,065	1,031	98.2	0.51
Time deposits of $100,000 or more	2,261	2,560	53	1.3	2.07
Foreign time deposits(3)	977	1,050	4	0.5	0.34
Total deposits	$205,548	$205,675	$1,088	100.0%	0.53

92	Capital One Financial Corporation (COF)

	December 31, 2013
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$22,643	$21,345	N/A	10.2%	N/A
Interest-bearing checking accounts(1)	43,880	43,823	$254	21.0	0.58%
Saving deposits(2)	127,667	129,373	714	61.8	0.55
Time deposits less than $100,000	6,299	8,955	161	4.3	1.80
Total core deposits	200,489	203,496	1,129	97.3	0.55
Time deposits of $100,000 or more	2,852	3,938	108	1.9	2.74
Foreign time deposits(3)	1,182	1,611	4	0.8	0.25
Total deposits	$204,523	$209,045	$1,241	100.0%	0.59

	December 31, 2012
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$22,467	$19,741	N/A	9.7%	N/A
Interest-bearing checking accounts(1)	40,591	34,179	$212	16.8	0.62%
Saving deposits(2)	132,825	130,191	785	64.1	0.60
Time deposits less than $100,000	11,028	12,762	258	6.4	2.02
Total core deposits	206,911	196,873	1,255	97.0	0.64
Time deposits of $100,000 or more	4,495	4,876	144	2.4	2.95
Foreign time deposits(3)	1,079	1,305	4	0.6	0.31
Total deposits	$212,485	$203,054	$1,403	100.0%	0.69
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits were greater than $100,000 as of December 31, 2014, 2013 and 2012.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as saving deposits and time deposits in the above table and totaled $5.1 billion and $6.0 billion as of December 31, 2014 and 2013, respectively.
The FDIC limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both December 31, 2014, and 2013 and therefore were permitted to maintain brokered deposits.

93	Capital One Financial Corporation (COF)

Table 31 presents the contractual maturities of large-denomination domestic time deposits of $100,000 or more as of December 31, 2014 and 2013. Our funding and liquidity management activities factor into the expected maturities of these deposits. Based on past activity, we expect to retain a portion of these deposits as they mature. Accordingly, we expect the actual net cash outflows will be less than the contractual maturity amounts.
Table 31: Maturities of Large-Denomination Domestic Time Deposits—$100,000 or More

	December 31,
	2014		2013
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$492	21.8%	$517	18.1%
> 3 months to 6 months	403	17.8	325	11.4
> 6 months to 12 months	653	28.9	645	22.6
> 12 months	713	31.5	1,365	47.9
Total	$2,261	100.0%	$2,852	100.0%
Short-Term Borrowings and Long-Term Debt
We access the capital markets to meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligation transactions, and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we may utilize short-term and long-term FHLB advances secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and home equity lines of credit.
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, increased by $865 million in 2014, to $17.1 billion as of December 31, 2014, from $16.2 billion as of December 31, 2013. This increase reflects $40.1 billion in new FHLB advances, partially offset by $39.2 billion in payoffs in 2014.
Our long-term debt, which consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $7.0 billion in 2014, to $31.4 billion as of December 31, 2014, from $24.4 billion as of December 31, 2013. The increase was primarily attributable to new senior unsecured debt issuances of $7.8 billion and securitized debt issuances of $4.3 billion, partially offset by $2.4 billion and $3.0 billion of senior and subordinated note and securitized debt maturities, respectively.
Table 32 provides the average balance and average interest rate of our short-term borrowings for 2014, 2013 and 2012. This table also presents the period-end balance, weighted average interest rate and the maximum month-end outstanding amount of our short-borrowings as of December 31, 2014, 2013 and 2012. Our short-term borrowings typically have not represented a significant portion of our overall funding.
Table 32: Short-Term Borrowings

	Year Ended December 31,
	2014		2013		2012
(Dollars in millions)	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Federal funds purchased and repurchase agreements	$1,756	0.09%	$1,614	0.11%	$1,018	0.18%
FHLB advances	8,710	0.23	12,048	0.23	7,169	0.25
Total short-term borrowings	$10,466	0.20	$13,662	0.22	$8,187	0.24

94	Capital One Financial Corporation (COF)

	December 31,
	2014			2013			2012
(Dollars in millions)	Outstanding Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount	Outstanding Amount	Weighted Average Interest Rate	Maximum Month-End Outstanding Amount
Federal funds purchased and repurchase agreements	$880	0.07%	$2,330	$915	0.06%	$2,258	$1,248	0.28%	$1,381
FHLB advances	16,200	0.25	16,200	15,300	0.25	16,600	19,900	0.27	19,900
Total short-term borrowings	$17,080	0.24		$16,215	0.24		$21,148	0.27
Table 33 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of December 31, 2014.
Table 33: Contractual Maturity Profile of Outstanding Debt

	December 31, 2014
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$880	$—	$—	$—	$—	$—	$880
FHLB advances	16,200	—	—	—	—	—	16,200
Total short-term borrowings	17,080	—	—	—	—	—	17,080
Long-term debt:
Securitized debt obligations	500	3,520	6,391	—	1,138	75	11,624
Senior and subordinated notes:
Unsecured senior debt	2,632	1,481	3,103	1,187	3,506	4,145	16,054
Unsecured subordinated debt	—	1,077	—	—	326	1,227	2,630
Total senior and subordinated notes	2,632	2,558	3,103	1,187	3,832	5,372	18,684
Other long-term borrowings:
FHLB advances	1,019	19	18	10	1	2	1,069
Total long-term debt(1)	4,151	6,097	9,512	1,197	4,971	5,449	31,377
Total short-term borrowings and long-term debt	$21,231	$6,097	$9,512	$1,197	$4,971	$5,449	$48,457
Percentage of total	44%	13%	20%	2%	10%	11%	100%
__________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $233 million as of December 31, 2014.
We provide additional information on our short-term borrowings and long-term debt under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheets Analysis—Other Debt” and in “Note 9—Deposits and Borrowings.”
Borrowing Capacity
We filed a shelf registration statement with the SEC on April 30, 2012, which expires in April 2015. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions. We expect to file a new shelf registration statement prior to the expiration of our existing shelf registration statement.
In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $29.6 billion as of December 31, 2014, of which $11.8 billion was still available to us to borrow as of December 31, 2014. To secure this borrowing capacity, we pledged loan collateral with an outstanding balance of $36.7 billion

95	Capital One Financial Corporation (COF)

and security collateral with a fair value of $14 million as of December 31, 2014. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $807 million and $774 million as of December 31, 2014 and 2013, respectively, which are determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had borrowing capacity of $9.3 billion as of December 31, 2014. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it during 2014 or 2013.
Credit Ratings
Our credit ratings have a significant impact on our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 34 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of December 31, 2014 and 2013.
Table 34: Senior Unsecured Debt Credit Ratings

	December 31, 2014			December 31, 2013
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of February 20, 2015, Moody’s, S&P and Fitch have us on a stable outlook.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short- and long-term liquidity and capital resource needs. Our future cash outflows primarily relate to deposits, borrowings and operating leases. Table 35 summarizes, by remaining contractual maturity, our significant contractual cash obligations based on the undiscounted future cash payments as of December 31, 2014. The actual timing and amounts of future cash payments may differ from the amounts presented below due to a number of factors, such as discretionary debt repurchases. Table 35 excludes certain obligations where the obligation is short-term or subject to valuation based on market factors, such as trade payables and trading liabilities. The table also excludes the representation and warranty reserve of $731 million as of December 31, 2014 and obligations for pension and post-retirement benefit plans, which are discussed in more detail in “Note 16—Employee Benefit Plans.”
Table 35: Contractual Obligations

	December 31, 2014
(Dollars in millions)	Up to 1 Year	> 1 Years to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest-bearing time deposits(1)	$6,215	$1,834	$1,115	$125	$9,289
Securitized debt obligations	500	9,911	1,138	75	11,624
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	—	—	—	880
Senior and subordinated notes	2,632	5,661	5,019	5,372	18,684
Other borrowings(2)	17,219	37	11	2	17,269
Total other debt	20,731	5,698	5,030	5,374	36,833
Operating leases	256	497	427	1,071	2,251
Purchase obligations(3)	258	280	168	—	706
Total	$27,960	$18,220	$7,878	$6,645	$60,703

96	Capital One Financial Corporation (COF)

__________

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.

(2)	Other borrowings include FHLB advances.

(3)
Represents agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms. The purchase obligations are included through the termination date of the agreements even if the contract is renewable. These include capital expenditures, contractual commitments to purchase equipment and services, software acquisition/license commitments, contractual minimum media commitments and any contractually required cash payments for acquisitions, and exclude funding commitments entered into in the ordinary course of business. See “Note 20—Commitments, Contingencies, Guarantees and Others” for further details.

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
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure is related to the funding of and non-dollar net investments in our International Card business in the U.K and Canada. Our intercompany funding exposes our income statement to foreign exchange transaction risk, while our equity investments in our foreign operations results in translation risk in AOCI. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings. In the third quarter of 2014, we began entering into net investment hedges to manage our AOCI exposure. We apply hedge accounting to these net investment hedges. We measure our total exposure by regularly tracking the value of our net equity invested in our foreign operations as well as their funding requirements.
Also, beginning in the third quarter of 2014, we revised our methodology to measure our exposure to foreign exchange rates by measuring the change in equity value of our net investments in our U.K. and Canadian operations. We apply a 30 percent U.S. dollar appreciation shock against each of our Great British Pound (“GBP”) and Canadian Dollar (“CAD”) net investment exposure. This value-at-risk analysis approximates a 99 percent confidence interval over a one year time horizon for our combined GBP and CAD net investment exposure. As of December 31, 2014 our gross equity exposures were 1.3 billion GBP and 581 million CAD. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal. Our gross equity exposures as of December 31, 2013 were 1.2 billion GBP and 655 million CAD.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current asset/liability management policy includes the use of derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $88.6 billion as of December 31, 2014, compared to $63.4 billion as of December 31, 2013, driven by an increase in our hedging activities.

97	Capital One Financial Corporation (COF)

Market Risk Measurement
We have prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset/liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analysis to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar denominated earnings and non-dollar equity investments in foreign operations. We provide additional information below in “Economic Value of Equity.”
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008 and since then has remained in a target range of 0% to 0.25%, we use a 50 basis points decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month base-line interest rate sensitive revenue resulting from movements in interest rates. Interest rate sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate sensitive revenue, we assume an instantaneous plus 200 basis points and minus 50 basis points shock, with the lower rate scenario limited to zero as described above.
Economic Value of Equity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative hedging activity, resulting from movements in interest rates. Our economic value of equity sensitivity measures are calculated based on our existing assets and liabilities, including derivatives, and do not incorporate business growth assumptions or projected plans for funding mix changes. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates of +200 basis points and -50 basis points to spot rates, with the lower rate scenario limited to zero as described above.
In the fourth quarter of 2014, we updated the models and associated assumptions for certain deposits in our Consumer Banking business. Our new deposit model was developed based on account-level data and incorporates lagged responses in both repricing and customer behavior as external market rates change. The modeling changes had a small impact on our economic value of equity sensitivity measure, but resulted in a larger impact to our next 12-month net interest income sensitivity. Accordingly, our net interest income sensitivity metric shows more asset sensitivity over the first 12 months, moving from 3.4% in a +200 basis point instantaneous parallel shock shift (under the previous methodology) to 4.5% using the new deposit model.

98	Capital One Financial Corporation (COF)

Table 36 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity as of December 31, 2014, calculated under the revised methodology described above. It also includes an estimate of the measures as of December 31, 2014 and 2013 calculated under the previous methodology.
Table 36: Interest Rate Sensitivity Analysis

	Revised Methodology		Previous Methodology
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Estimated impact on projected base-line net interest income
+200 basis points	4.5%	N/A	3.4%	4.9%
–50 basis points	(2.1)	N/A	(2.1)	(1.5)
Estimated impact on economic value of equity
+200 basis points	(3.4)	N/A	(3.8)	(5.7)
–50 basis points	(1.2)	N/A	(1.1)	0.3
Our projected net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of December 31, 2014 and 2013. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
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

99	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Loan Portfolio Composition

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Loans held for investment:
Credit Card:
Domestic credit card(1)	$77,704	$73,255	$83,141	$56,609	$53,849
International credit card	8,172	8,050	8,614	8,466	7,522
Total credit card	85,876	81,305	91,755	65,075	61,371
Consumer Banking:
Auto	37,824	31,857	27,123	21,779	17,867
Home loan	30,035	35,282	44,100	10,433	12,103
Retail banking	3,580	3,623	3,904	4,103	4,413
Total consumer banking	71,439	70,762	75,127	36,315	34,383
Commercial Banking:
Commercial and multifamily real estate	23,137	20,750	17,732	15,736	13,619
Commercial and industrial	26,972	23,309	19,892	17,088	14,504
Total commercial lending	50,109	44,059	37,624	32,824	28,123
Small-ticket commercial real estate	781	952	1,196	1,503	1,842
Total commercial banking	50,890	45,011	38,820	34,327	29,965
Other:
Other loans	111	121	187	175	228
Total loans held for investment	$208,316	$197,199	$205,889	$135,892	$125,947
__________

(1)	Includes installment loans of $144 million, $323 million, $813 million, $1.9 billion and $3.9 billion as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

100	Capital One Financial Corporation (COF)

Table B—Performing Delinquencies

	December 31,
	2014(1)		2013(1)		2012(1)		2011(1)		2010(1)
(Dollars in millions)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)	Loans(2)(3)	% of Total Loans(4)
Loans held for investment	$208,316	100.00%	$197,199	100.00%	$205,889	100.00%	$135,892	100.00%	$125,947	100.00%
Delinquent loans:
30-59 days	$2,803	1.34%	$2,584	1.31%	$2,629	1.28%	$2,267	1.67%	$1,968	1.56%
60-89 days	1,394	0.67	1,313	0.67	1,399	0.68	1,043	0.77	1,064	0.85
90-119 days	508	0.24	512	0.26	628	0.30	497	0.36	559	0.44
120-149 days	409	0.20	418	0.21	485	0.24	390	0.29	446	0.36
150 or more days	346	0.17	361	0.18	414	0.20	355	0.26	393	0.31
Total	$5,460	2.62%	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%
By geographic area:
Domestic	$5,220	2.50%	$4,889	2.48%	$5,247	2.55%	$4,114	3.03%	$3,998	3.18%
International	240	0.12	299	0.15	308	0.15	438	0.32	432	0.34
Total	$5,460	2.62%	$5,188	2.63%	$5,555	2.70%	$4,552	3.35%	$4,430	3.52%
__________

(1)
Acquired Loans are included in loans held for investment, but excluded from delinquent loans as these loans are considered performing in accordance with our expectations as of the purchase date, as we recorded these loans at estimated fair value when we acquired them. As of December 31, 2014, 2013, 2012, 2011 and 2010 the acquired loan portfolio’s contractual 30 to 89 day delinquencies total $152 million, $223 million, $369 million, $162 million and $199 million, respectively. For loans 90+ day past due, see “MD&A—Table C—Nonperforming Loans and Other Nonperforming Assets.”

(2)
Credit card loan balances are reported net of the finance charge and fee reserve, which totaled $216 million, $190 million, $307 million, $74 million and $211 million as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)
The performing loan modifications and restructuring totaled $1.2 billion and $1.3 billion as of December 31, 2014 and 2013, respectively, $1.4 billion as of both December 31, 2012 and 2011, and $1.0 billion as of December 31, 2010.

(4)	Calculated by dividing loans in each delinquency status category and geographic region as of the end of the period by the total loan portfolio.

101	Capital One Financial Corporation (COF)

Table C—Nonperforming Loans and Other Nonperforming Assets

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Nonperforming loans held for investment:(1)
Credit Card:
International Credit Card	$70	$88	$100	$—	$—
Total credit card	70	88	100	—	—
Consumer Banking:
Auto	197	194	149	106	99
Home loan	330	376	422	456	486
Retail banking	22	41	71	90	91
Total consumer banking	549	611	642	652	676
Commercial Banking:
Commercial and multifamily real estate	62	52	137	207	276
Commercial and industrial	106	93	133	125	181
Total commercial lending	168	145	270	332	457
Small-ticket commercial real estate	7	4	12	40	38
Total commercial banking	175	149	282	372	495
Other:
Other loans	15	19	30	35	54
Total nonperforming loans held for investment	$809	$867	$1,054	$1,059	$1,225
Other nonperforming assets:
Foreclosed property(2)	$139	$113	$204	$169	$306
Other assets(3)	183	160	109	95	97
Total nonperforming assets	$1,131	$1,140	$1,367	$1,323	$1,628
Nonperforming loans as a percentage of loans held for investment	0.39%	0.44%	0.51%	0.78%	0.97%
Nonperforming assets as a percentage of loans held for investment plus total other nonperforming assets	0.54	0.58	0.66	0.97	1.29
__________

(1)
The ratio of nonperforming loans as a percentage of total loans held for investment is calculated based on the nonperforming loans divided by the total outstanding unpaid principal balance of loans held for investment. The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and other nonperforming assets.

(2)	Includes foreclosed properties related to Acquired Loans of $101 million, $68 million, $167 million, $86 million and $201 million as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)
In 2013, we began including the net realizable value of auto loans that have been charged-off as a result of bankruptcy and repossessed assets obtained in satisfaction of auto loans. Both of these amounts are included in other assets. Prior period amounts have been adjusted to conform to current period presentation.

102	Capital One Financial Corporation (COF)

Table D—Net Charge-offs(1)(2)

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Average loans held for investment	$197,925	$192,614	$187,915	$128,424	$128,526
Net charge-offs	3,414	3,934	3,555	3,771	6,651
Net charge-off rate	1.72%	2.04%	1.89%	2.94%	5.18%
__________

(1)	Calculated for each loan category by dividing net charge-offs for the period divided by average loans held for investment during the period.

(2)
The average balance of Acquired Loans, which are included in the total average loans held for investment used in calculating the net charge-off rates, was $25.8 billion, $32.2 billion, $36.2 billion, $5.0 billion and $6.3 billion, in 2014, 2013, 2012, 2011 and 2010, respectively.

103	Capital One Financial Corporation (COF)

Table E—Summary of Allowance for Loan and Lease Losses

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Balance as of beginning of period	$4,315	$5,156	$4,250	$5,628	$4,127
Impact from January 1, 2010 adoption of new consolidation accounting standards	—	—	—	—	4,317
Balance at beginning of period, as adjusted	4,315	5,156	4,250	5,628	8,444
Provision for credit losses(1)	3,515	3,401	4,446	2,401	3,895
Charge-offs:
Domestic credit card	(3,476)	(3,969)	(3,507)	(3,558)	(6,020)
International credit card	(487)	(573)	(652)	(752)	(761)
Consumer banking	(989)	(888)	(797)	(732)	(898)
Commercial banking	(34)	(49)	(94)	(214)	(445)
Other loans	(10)	(26)	(43)	(59)	(114)
Total charge-offs	(4,996)	(5,505)	(5,093)	(5,315)	(8,238)
Recoveries:
Domestic credit card	1,031	1,065	975	1,036	1,113
International credit card	204	192	240	218	169
Consumer banking	314	272	266	248	243
Commercial banking	24	35	52	37	54
Other loans	9	7	5	5	8
Total recoveries	1,582	1,571	1,538	1,544	1,587
Net charge-offs	(3,414)	(3,934)	(3,555)	(3,771)	(6,651)
Impact from acquisitions, sales and other changes	(33)	(308)	15	(8)	(60)
Balance at the end of period	$4,383	$4,315	$5,156	$4,250	$5,628
Allowance for loan and lease losses as a percentage of loans held for investment	2.10%	2.19%	2.50%	3.13%	4.47%
Allowance for loan and lease losses as a percentage of loans held for investment (excluding Acquired Loans)	2.36	2.54	3.02	3.22	4.67
Allowance for loan and lease losses by geographic distribution:
Domestic	$4,057	$3,937	$4,703	$3,778	$5,168
International	326	378	453	472	460
Total	$4,383	$4,315	$5,156	$4,250	$5,628
Allowance for loan and lease losses by loan category:
Domestic credit card	$2,878	$2,836	$3,526	$2,375	$3,581
International credit card	326	378	453	472	460
Consumer banking	779	752	711	652	675
Commercial banking	395	338	433	715	830
Other loans	5	11	33	36	82
Total	$4,383	$4,315	$5,156	$4,250	$5,628
Allowance for loan and lease losses by loan category to total allowance:
Domestic credit card	65.66%	65.72%	68.39%	55.88%	63.63%
International credit card	7.43	8.76	8.78	11.11	8.17
Consumer banking	17.78	17.43	13.79	15.34	11.99
Commercial banking	9.01	7.83	8.40	16.82	14.75
Other loans	0.12	0.26	0.64	0.85	1.46
__________

(1)
The total provision for credit losses reported in our consolidated statements of income was $3.5 billion in both 2014 and 2013, and $4.4 billion, $2.4 billion and $3.9 billion in 2012, 2011 and 2010, respectively, and consisted of a provision for credit losses on loan and lease losses and on unfunded lending commitments. The provision for credit losses in the above table relates only to the provision for loan and lease losses. It does not include the provision for credit losses on unfunded lending commitments of $26 million, $52 million and $12 million in 2014, 2013, and 2010, respectively, and the release of the provision for credit losses on unfunded lending commitments of $31 million and $41 million in 2012 and 2011, respectively.

104	Capital One Financial Corporation (COF)

Table F—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Average Tangible Common Equity
Average stockholders' equity	$44,268	$41,482	$37,265	$28,538	$24,918
Adjustments:
Average goodwill and intangible assets(2)	(15,575)	(15,938)	(15,604)	(13,981)	(14,025)
Average noncumulative perpetual preferred stock(3)	(1,213)	(853)	(331)	—	—
Average tangible common equity	$27,480	$24,691	$21,330	$14,557	$10,893
Period End Tangible Common Equity
Period end stockholders' equity	$45,053	$41,632	$40,425	$29,617	$26,509
Adjustments:
Goodwill and intangible assets(2)	(15,383)	(15,784)	(16,224)	(13,908)	(13,983)
Noncumulative perpetual preferred stock(3)	(1,822)	(853)	(853)	—	—
Tangible common equity	$27,848	$24,995	$23,348	$15,709	$12,526
Average Tangible Assets
Average assets	$298,300	$297,264	$286,585	$199,699	$200,116
Adjustments: Average goodwill and intangible assets(2)	(15,575)	(15,938)	(15,604)	(13,981)	(14,025)
Average tangible assets	$282,725	$281,326	$270,981	$185,718	$186,091
Period End Tangible Assets
Period end assets	$308,854	$296,933	$312,942	$205,962	$197,522
Adjustments: Goodwill and intangible assets(2)	(15,383)	(15,784)	(16,224)	(13,908)	(13,983)
Tangible assets	$293,471	$281,149	$296,718	$192,054	$183,539
Non-GAAP TCE ratio
TCE ratio(4)	9.49%	8.89%	7.87%	8.18%	6.82%
Capital Ratios(5)
Common equity Tier 1 capital ratio(6)	12.46%	N/A	N/A	N/A	N/A
Tier 1 common ratio(7)	N/A	12.19%	10.93%	9.63%	8.73%
Tier 1 risk-based capital ratio(8)	13.23%	12.57	11.31	11.96	11.60
Total risk-based capital ratio(9)	15.14	14.69	13.53	14.82	16.79
Tier 1 leverage ratio(10)	10.77	10.06	8.63	10.04	8.10
Risk-weighted assets(11)	$236,944	$224,556	$223,499	$155,571	$127,113
Average assets for the leverage ratio	291,243	280,574	292,790	185,349	181,973

(Dollars in millions)					December 31, 2014
Regulatory Capital Ratios Under Basel III Standardized Approach(5)
Common equity excluding AOCI					$43,661
Adjustments:
AOCI(12)(13)					(69)
Goodwill(2)					(13,805)
Intangible Assets(2)(13)					(243)
Other					(10)
Common equity Tier 1 capital					29,534
Tier 1 capital instruments(3)					1,822
Additional Tier 1 capital adjustments					(1)
Tier 1 capital					31,355
Tier 2 capital instruments(3)					1,542
Qualifying allowance for loan and lease losses					2,981
Additional Tier 2 capital adjustments					1
Tier 2 capital					4,524
Total risk-based capital(14)					$35,879

105	Capital One Financial Corporation (COF)

	December 31,
(Dollars in millions)	2013	2012	2011	2010
Regulatory Capital Ratios Under Basel I(5)
Total stockholders’ equity	$41,632	$40,425	$29,617	$26,509
Adjustments:
Net unrealized losses on investment securities available for sale recorded in AOCI(12)	791	(712)	(289)	(368)
Net losses on cash flow hedges recorded in AOCI(12)	136	2	71	86
Disallowed goodwill and intangible assets(2)	(14,326)	(14,428)	(13,855)	(13,953)
Disallowed deferred tax assets	—	—	(563)	(1,169)
Noncumulative perpetual preferred stock(3)	(853)	(853)	—	—
Other	(5)	(12)	(2)	(2)
Tier 1 common capital	27,375	24,422	14,979	11,103
Noncumulative perpetual preferred stock(3)	853	853	—	—
Tier 1 restricted core capital items	2	2	3,635	3,636
Tier 1 capital	28,230	25,277	18,614	14,739
Long-term debt qualifying as Tier 2 capital	1,914	2,119	2,438	2,827
Qualifying allowance for loan and lease losses	2,833	2,831	1,978	3,750
Other Tier 2 components	10	13	23	29
Tier 2 capital	4,757	4,963	4,439	6,606
Total risk-based capital(14)	$32,987	$30,240	$23,053	$21,345
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Includes impact of related deferred taxes.

(3)	Includes related surplus.

(4)	TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

(5)
Beginning on January 1, 2014, we calculate our regulatory capital under the Basel III Standardized Approach subject to transition provisions. Prior to January 1, 2014, we calculated regulatory capital under Basel I.

(6)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(7)	Tier 1 common capital ratio is a regulatory capital measure under Basel I calculated based on Tier 1 common capital divided by Basel I risk-weighted assets.

(8)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(9)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(10)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(11)	Risk-weighted assets continue to be calculated based on Basel I in 2014.

(12)	Amounts presented are net of tax.

(13)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 20% for 2014.

(14)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.

106	Capital One Financial Corporation (COF)

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
Acquired Loans: Refers to the substantial majority of consumer and commercial loans acquired in the ING Direct and Chevy Chase Bank acquisitions, and a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected (under the accounting standard formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3” or “ASC 310-30”). The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized into interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows from the previous estimate resulting from further credit deterioration will generally result in an impairment charge recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference is depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference will absorb the majority of the losses associated with these loans.
Annual Report: References to our “2014 Form 10-K” or “2014 Annual Report” or “this Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Banks: Refers to COBNA and CONA.
Basel Committee: The Basel Committee on Banking Supervision.
Basel III Advanced Approaches: The Basel III Advanced Approaches is mandatory for those institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 million or more. The Final Rule modified the Advanced Approaches version of Basel II to create the Basel III Advanced Approaches.
Basel III Standardized Approach: The Final Rule modified Basel I to create the Basel III Standardized Approach, which requires for Basel III Advanced Approaches banking organizations that have yet to exit parallel run to use the Basel III Standardized Approach to calculate regulatory capital, including capital ratios, subject to transition provisions.
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
BHC Act: The Bank Holding Company Act of 1956, as amended (12 U.S.C. § 1842).
Capital One: Capital One Financial Corporation and its subsidiaries.
Carrying Value (with respect to loans): The amount at which a loan is recorded on the consolidated balance sheets. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held for sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For Acquired Loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date.
CCB: Chevy Chase Bank, F.S.B., which was acquired by the Company on February 27, 2009.
COBNA: Capital One Bank (USA), National Association, one of our fully owned subsidiaries, which offers credit and debit card products, other lending products and deposit products.
Collective trusts: An investment fund formed from the pooling of investments by investors.

107	Capital One Financial Corporation (COF)

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
Federal Banking Agencies: The Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Issuance Corporation
Federal Reserve: Board of Governors of the Federal Reserve System.
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
Final LCR Rule: The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued final rules implementing the Basel III liquidity coverage ratio in the United States. The Final LCR Rule will require the Company and each of the Banks to hold an amount of eligible high-quality, liquid assets that equals or exceeds 100% of their respective projected net cash outflows over a 30-day period, each as calculated in accordance with the Final LCR Rule
Final Rule: A new capital rule finalized by the Federal Reserve, the OCC and the FDIC (collectively, the U.S. federal banking agencies) that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision and incorporates certain Dodd-Frank Act capital provisions and updates to the PCA capital requirements.
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
GreenPoint: Refers to our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was closed in 2007.

108	Capital One Financial Corporation (COF)

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
Investments in Qualified Affordable Housing Projects: Capital One invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt.
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
Net interest margin: The result of dividing net interest income by average interest-earning assets.
Nonperforming loans and leases: Loans and leases that have been placed on non-accrual status.
North Fork: North Fork Bancorporation, Inc., which was acquired by the Company in 2006.

109	Capital One Financial Corporation (COF)

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
Repurchase Agreement: An instrument used to raise short-term funds whereby securities are sold with an agreement for the seller to buy back the securities at a later date.
Restructuring charges: Charges typically from the consolidation and/or relocation of operations.
Return on assets: Calculated based on income from continuing operations, net of tax, for the period divided by average total assets for the period.
Return on average common equity: Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.
Return on average tangible common equity: Calculated based on the sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; and (iii) less preferred stock dividends, for the period, divided by average tangible common equity. Our calculation of return on average tangible common equity may not be comparable to similarly titled measures reported by other companies.
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
SOP 03-3: Statement of Position 03-3 (or ASC 310-30), Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
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

110	Capital One Financial Corporation (COF)

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
Volker Rule: A final rule implementing Section 619 of the Dodd-Frank Act that contains prohibitions on proprietary trading and certain investments in, and relationships with, covered funds (hedge funds, private equity funds, and similar funds).

Acronyms
ABS: Asset-backed security
AOCI: Accumulated other comprehensive income
ARM: Adjustable rate mortgage
ASC: Accounting Standard Codification
BHC: Bank holding company
bps: Basis points
CAD: Canadian Dollar
CCAR: Comprehensive Capital Analysis and Review
CDE: Community development entities
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
CMBS: Commercial mortgage-backed securities
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
COSO: Committee of Sponsoring Organizations of the Treadway Commission
CRA: Community Reinvestment Act
DUS: Delegated Underwriting and Servicing
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
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation

111	Capital One Financial Corporation (COF)

FTE: Fully taxable-equivalent
FVC: Fair Value Committee
GBP: Great British Pound
GDP: Gross domestic product
Ginnie Mae: Government National Mortgage Association
GLBA: Gramm-Leach-Bliley Act
GSE or Agencies: Government Sponsored Enterprise
HELOCs: Home Equity Lines of Credit
HFI: Held for Investment
HSBC: HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc.
LCR: Liquidity Coverage Ratio
LIBOR: London Interbank Offered Rate
Moody's: Moody’s Investors Service
MSR: Mortgage servicing rights
NOW: Negotiable order of withdrawal
OCC: Office of the Comptroller of the Currency
OIS: Overnight Indexed Swap
OTC: Over-the-counter
PCA: Prompt corrective action
PCCR: Purchased credit card relationship
RMBS: Residential mortgage-backed securities
SAC: Same-as-Cash
S&P: Standard & Poor's
SCRA: Servicemembers Civil Relief Act
SEC: U.S. Securities and Exchange Commission
TARP: Troubled Asset Relief Program
TAV: Trade Analytics and Valuation team
TCE: Tangible Common Equity
TILA: Truth in Lending Act
UCL: Unfair Competition Law
VAC: Valuations Advisory Committee

112	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “MD&A—Risk Management—Market Risk Management” and “MD&A—Market Risk Profile.”

113	Capital One Financial Corporation (COF)

Item 8. Financial Statements and Supplementary Data

114	Capital One Financial Corporation (COF)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Capital One Financial Corporation (the “Company” or “Capital One”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S generally accepted accounting principles.
Capital One’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President

/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

February 24, 2015

115	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Capital One Financial Corporation
We have audited Capital One Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital One Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Capital One Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital One Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 24, 2015

116	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Capital One Financial Corporation:
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital One Financial Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 24, 2015

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2014	2013	2012
Interest income:
Loans, including loans held for sale	$17,662	$18,222	$17,544
Investment securities	1,628	1,575	1,329
Other	107	101	91
Total interest income	19,397	19,898	18,964
Interest expense:
Deposits	1,088	1,241	1,403
Securitized debt obligations	145	183	271
Senior and subordinated notes	299	315	345
Other borrowings	47	53	356
Total interest expense	1,579	1,792	2,375
Net interest income	17,818	18,106	16,589
Provision for credit losses	3,541	3,453	4,415
Net interest income after provision for credit losses	14,277	14,653	12,174
Non-interest income:
Service charges and other customer-related fees	1,867	2,118	2,106
Interchange fees, net	2,021	1,896	1,647
Total other-than-temporary impairment	(23)	(37)	(38)
Less: Portion of other-than-temporary impairment recorded in AOCI	(1)	(4)	(14)
Net other-than-temporary impairment recognized in earnings	(24)	(41)	(52)
Bargain purchase gain	0	0	594
Other	608	305	512
Total non-interest income	4,472	4,278	4,807
Non-interest expense:
Salaries and associate benefits	4,593	4,480	3,991
Occupancy and equipment	1,745	1,541	1,358
Marketing	1,561	1,373	1,366
Professional services	1,216	1,347	1,417
Communications and data processing	798	897	807
Amortization of intangibles	532	671	609
Other	1,735	2,044	2,249
Total non-interest expense	12,180	12,353	11,797
Income from continuing operations before income taxes	6,569	6,578	5,184
Income tax provision	2,146	2,224	1,475
Income from continuing operations, net of tax	4,423	4,354	3,709
Income (loss) from discontinued operations, net of tax	5	(233)	(217)
Net income	4,428	4,121	3,492
Dividends and undistributed earnings allocated to participating securities	(18)	(17)	(15)
Preferred stock dividends	(67)	(53)	(15)
Net income available to common stockholders	$4,343	$4,051	$3,462
Basic earnings per common share:
Net income from continuing operations	$7.70	$7.39	$6.56
Income (loss) from discontinued operations	0.01	(0.40)	(0.39)
Net income per basic common share	$7.71	$6.99	$6.17
Diluted earnings per common share:
Net income from continuing operations	$7.58	$7.28	$6.49
Income (loss) from discontinued operations	0.01	(0.39)	(0.38)
Net income per diluted common share	$7.59	$6.89	$6.11
Dividends paid per common share	$1.20	$0.95	$0.20
See Notes to Consolidated Financial Statements.

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Net income	$4,428	$4,121	$3,492
Other comprehensive income (loss) before taxes:
Net unrealized gains (losses) on securities available for sale	482	(961)	673
Net changes in securities held to maturity	131	(1,435)	0
Net unrealized gains (losses) on cash flow hedges	192	(250)	120
Foreign currency translation adjustments	29	8	81
Other	(18)	49	(1)
Other comprehensive income (loss) before taxes	816	(2,589)	873
Income tax provision (benefit) related to other comprehensive income	374	(978)	303
Other comprehensive income (loss), net of tax	442	(1,611)	570
Comprehensive income	$4,870	$2,510	$4,062
See Notes to Consolidated Financial Statements.

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,147	$2,821
Interest-bearing deposits with banks	4,095	3,131
Federal funds sold and securities purchased under agreements to resell	0	339
Total cash and cash equivalents	7,242	6,291
Restricted cash for securitization investors	234	874
Securities available for sale, at fair value	39,508	41,800
Securities held to maturity, at carrying value	22,500	19,132
Loans held for investment:
Unsecuritized loans held for investment	171,771	157,651
Restricted loans for securitization investors	36,545	39,548
Total loans held for investment	208,316	197,199
Allowance for loan and lease losses	(4,383)	(4,315)
Net loans held for investment	203,933	192,884
Loans held for sale, at lower of cost or fair value	626	218
Premises and equipment, net	3,685	3,839
Interest receivable	1,435	1,418
Goodwill	13,978	13,978
Other assets	15,713	16,499
Total assets	$308,854	$296,933

Liabilities:
Interest payable	$317	$307
Deposits:
Non-interest bearing deposits	25,081	22,643
Interest-bearing deposits	180,467	181,880
Total deposits	205,548	204,523
Securitized debt obligations	11,624	10,289
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	915
Senior and subordinated notes	18,684	13,134
Other borrowings	17,269	16,316
Total other debt	36,833	30,365
Other liabilities	9,479	9,817
Total liabilities	263,801	255,301
Commitments, contingencies and guarantees (see Note 20)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 1,875,000 and 875,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 643,557,048 and 637,151,800 shares issued as of December 31, 2014 and 2013, respectively, and 553,391,311 and 572,675,375 shares outstanding as of December 31, 2014 and 2013, respectively)	6	6
Additional paid-in capital, net	27,869	26,526
Retained earnings	23,973	20,292
Accumulated other comprehensive loss	(430)	(872)
Treasury stock at cost (par value $.01 per share; 90,165,737 and 64,476,425 shares as of December 31, 2014 and 2013, respectively)	(6,365)	(4,320)
Total stockholders’ equity	45,053	41,632
Total liabilities and stockholders’ equity	$308,854	$296,933
See Notes to Consolidated Financial Statements.

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except per share data)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	0	$0	508,594,308	$5	$19,274	$13,413	$169	$(3,244)	$29,617
Comprehensive income						3,492	570		4,062
Cash dividends—common stock $0.20 per share						(111)			(111)
Cash dividends—preferred series B stock 6% per annum						(15)			(15)
Purchases of treasury stock								(43)	(43)
Issuances of common stock and restricted stock, net of forfeitures			67,368,854	0	3,233				3,233
Issuance of common stock related to acquisition			54,028,086	1	2,637				2,638
Exercise of stock options, tax benefits of exercises and restricted stock vesting			1,815,337	0	80				80
Issuance of preferred stock (series B)	875,000	0			853				853
Compensation expense for restricted stock awards and stock options					111				111
Balance as of December 31, 2012	875,000	$0	631,806,585	$6	$26,188	$16,779	$739	$(3,287)	$40,425
Comprehensive income (loss)						4,121	(1,611)		2,510
Cash dividends—common stock $0.95 per share						(555)			(555)
Cash dividends—preferred series B stock 6% per annum						(53)			(53)
Purchases of treasury stock								(1,033)	(1,033)
Issuances of common stock and restricted stock, net of forfeitures			3,049,705	0	81				81
Exercise of stock options, tax benefits of exercises and restricted stock vesting			2,295,510	0	114				114
Compensation expense for restricted stock awards and stock options					143				143
Balance as of December 31, 2013	875,000	$0	637,151,800	$6	$26,526	$20,292	$(872)	$(4,320)	$41,632
Comprehensive income						4,428	442		4,870
Cash dividends—common stock $1.20 per share						(680)			(680)
Cash dividends—preferred series B stock 6.00%, series C stock 6.25% per annum						(67)			(67)
Purchases of treasury stock								(2,045)	(2,045)
Issuances of common stock and restricted stock, net of forfeitures			1,373,725	0	100				100
Exercise of stock options and warrants, tax benefits of exercises and restricted stock vesting			5,031,523	0	146				146
Issuances of preferred stock (series C and series D)	1,000,000	0			969				969
Compensation expense for restricted stock awards and stock options					128				128
Balance as of December 31, 2014	1,875,000	$0	643,557,048	$6	$27,869	$23,973	$(430)	$(6,365)	$45,053
__________

(1)
Retained earnings as of December 31, 2013, 2012 and 2011 includes the cumulative impact of $112 million, $74 million and $49 million, respectively resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects” (Investments in Qualified Affordable Housing Projects). See “Note 1—Summary of Significant Accounting Policies” for additional information.

See Notes to Consolidated Financial Statements.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Operating activities:
Income from continuing operations, net of tax	$4,423	$4,354	$3,709
Income (loss) from discontinued operations, net of tax	5	(233)	(217)
Net income	4,428	4,121	3,492
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,541	3,453	4,415
Depreciation and amortization, net	2,002	2,065	1,862
Net gain on sales of securities available for sale	(21)	(7)	(45)
Impairment losses on securities available for sale	24	41	52
Gain on sales of loans held for sale	(48)	(32)	(58)
Bargain purchase gain	0	0	(594)
Stock plan compensation expense	205	240	199
Loans held for sale:
Originations and purchases	(5,619)	(2,276)	(1,699)
Proceeds from sales and paydowns	5,365	2,469	2,692
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(17)	276	(495)
Increase in other assets	(308)	(105)	(1,114)
Increase (decrease) in interest payable	10	(143)	(47)
(Decrease) Increase in other liabilities	(71)	137	904
Net cash used by discontinued operations	(187)	(255)	(40)
Net cash provided by operating activities	9,304	9,984	9,524
Investing activities:
Securities available for sale:
Purchases	(12,650)	(14,951)	(29,257)
Proceeds from paydowns and maturities	7,968	13,664	17,779
Proceeds from sales	7,417	2,539	16,894
Securities held to maturity:
Purchases	(4,827)	(1,111)	0
Proceeds from paydowns and maturities	1,471	266	0
Loans:
Net (increase) decrease in loans held for investment	(16,563)	2,291	(7,605)
Principal recoveries of loans previously charged off	1,582	1,589	1,538
Purchases of premises and equipment	(502)	(818)	(560)
Net cash paid for acquisitions	(24)	(204)	(17,603)
Net cash provided by other investing activities	137	456	0
Net cash (used) provided by investing activities	(15,991)	3,721	(18,814)
Financing activities:
Deposits and borrowings:
Decrease (increase) restricted cash for securitization investors	640	(446)	363
Net increase (decrease) in deposits	1,017	(7,972)	(156)
Issuance of securitized debt obligations	4,291	2,200	0
Maturities and paydowns of securitized debt obligations	(2,992)	(3,309)	(5,129)
Issuance of senior and subordinated notes and junior subordinated debentures	7,714	2,063	2,248
Maturities and redemptions of senior and subordinate notes	(2,375)	(777)	(632)
Redemption of junior subordinated debentures	0	(3,641)	0
Net increase (decrease) in other borrowings	919	(5,144)	13,819

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Common stock:
Net proceeds from issuances	100	81	3,233
Dividends paid	(679)	(555)	(111)
Preferred stock:
Net proceeds from issuances	969	0	853
Dividends paid	(67)	(53)	(15)
Purchases of treasury stock	(2,045)	(1,033)	(43)
Proceeds from share-based payment activities	146	114	80
Net cash provided (used) by financing activities	7,638	(18,472)	14,510
Increase (decrease) in cash and cash equivalents	951	(4,767)	5,220
Cash and cash equivalents at beginning of the period	6,291	11,058	5,838
Cash and cash equivalents at end of the period	$7,242	$6,291	$11,058
Supplemental cash flow information:
Non-cash items:
Fair value of common stock issued in business acquisition	$0	$0	$2,638
Net transfers from loans held for investment to loans held for sale	182	6,846	94
Transfer from securities available for sale to securities held to maturity	0	18,275	0
Net debt exchange of senior and subordinated notes	0	1,968	0
Interest paid	(1,569)	(1,936)	(2,391)
Income tax paid	(1,603)	(1,721)	(1,621)
See Notes to Consolidated Financial Statements.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offers a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of December 31, 2014, our principal subsidiaries included:

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
Recent Acquisitions and Sales
On November 1, 2013, we acquired Beech Street Capital, a privately-held, national originator and servicer of Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal Housing Authority (“FHA”) multifamily commercial real estate loans. The acquisition expanded and enhanced our existing multifamily capabilities and product offerings. At closing, we acquired a commercial mortgage servicing portfolio of approximately $10 billion.
On September 6, 2013, we completed the sale of the Best Buy private label and co-branded credit card portfolio to Citibank, N.A. (“Portfolio Sale”). Pursuant to the agreement with Citibank, N.A., we received $6.4 billion for the net portfolio assets.
On May 1, 2012, pursuant to the agreement with HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (collectively, “HSBC”), we completed the acquisition of substantially all of the assets and assumed substantially all of the liabilities of HSBC’s credit card and private-label Credit Card business in the United States (other than the HSBC Bank USA, National Association consumer credit card program and certain other retained assets and liabilities) (the “2012 U.S. card acquisition”). The 2012 U.S. card acquisition included (i) the acquisition of HSBC’s U.S. Credit Card portfolio; (ii) its on-going private label and co-branded partnerships; and (iii) other assets, including infrastructure and capabilities. At closing, we acquired approximately 27 million new active accounts, approximately $27.8 billion in outstanding credit card receivables designated as held for investment (“HFI”) and approximately $327 million in other net assets.
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
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Investments in entities where we do not have a controlling financial interest but we have significant influence over the entity’s financial and operating decisions (generally defined as owning a voting interest of 20% to 50%) are accounted for under the equity method. If we own less than 20% of a voting interest entity, we generally carry the investment at cost, except marketable equity securities, which we carry at fair value with changes in fair value included in accumulated other comprehensive income (“AOCI”). We typically report investments accounted for under the equity or cost method in other assets on our consolidated balance sheets, and include our share of income or loss on equity method investments and dividends on cost method investments in other non-interest income in our consolidated statements of income.
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. An entity is deemed to be primary beneficiary if a VIE has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, federal funds sold and securities purchased under agreements to resell, and interest-bearing deposits with banks, all of which, if applicable, have stated maturities of three months or less when acquired.
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
Investment Securities
Our investment securities consist primarily of fixed-income securities, such as mortgage-backed securities, Treasury bonds, other asset-backed securities, and corporate bonds, as well as equity securities primarily related to activities under the Community Reinvestment Act (“CRA”) programs. The accounting and measurement framework for our investment securities differs depending on the security classification. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we intend to hold for an indefinite period of time and may sell prior to maturity in response to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. Securities that we have the intent and ability to hold until maturity are classified as held to maturity.
We report securities available for sale on our consolidated balance sheets at fair value with unrealized gains and losses recorded, net of tax, as a component of AOCI. We report securities held to maturity on our consolidated balance sheets at carrying value. Carrying value generally is equal to amortized cost. For securities transferred from available for sale to held to maturity, carrying value also includes unrealized gains and losses recognized in AOCI at the date of transfer. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. Such unrealized gains or losses are accreted over the remaining life of the security with no expected impact on future net income.
Deferred items, including unamortized premiums, discounts and other basis adjustments, are recognized in interest income over the contractual lives of the securities using the effective interest method. We record purchases and sales of investment securities on a trade date basis. Realized gains and losses from the sale of debt securities are computed using the first in first out method of identification, and included in non-interest income in our consolidated statements of income. If we intend to sell an available for sale security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings.
We regularly evaluate our securities whose values have declined below amortized cost to assess whether the decline in fair value is other than temporary. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and other-than-temporary impairment (“OTTI”) write-down. We discuss our assessment of and accounting for OTTI in “Note 3—Investment Securities.” We discuss the techniques we use in determining the fair value of our investment securities in “Note 18—Fair Value Measurement.”
Our investment portfolio also includes certain acquired debt securities that were deemed to be credit impaired at the acquisition date, and therefore are accounted for in accordance with accounting guidance for purchased credit-impaired loans and debt securities. These securities are recorded at fair value at the acquisition date using the estimated cash flows we expect to collect discounted by the prevailing market interest rate. The difference between the contractually required payments due and the undiscounted cash flows we expect to collect at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference reflects estimated future credit losses expected to be incurred over the life of the security, and is neither accreted into income nor recorded on our consolidated balance sheet. The excess of the undiscounted cash flows expected to be collected over the estimated fair value of credit-impaired debt securities at acquisition is referred to as the accretable yield, which is accreted into interest income using an effective yield method over the remaining life of the security. Decreases in expected cash flows attributable to credit, result in the recognition of OTTI. Significant increases in expected cash flows are recognized prospectively over the remaining life of the security as an adjustment to the accretable yield. See “Loans Acquired” in this Note for further discussion of accounting guidance for purchased credit-impaired loans and debt securities.
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
Loan Classification
Upon origination or purchase, we classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans which may change over time. The accounting and measurement framework for loans differs depending on the loan classification, whether the loans are originated or purchased and whether purchased loans are considered credit-impaired at the date of acquisition. We used the term “Acquired Loans” to refer to the substantial majority of consumer and commercial loans acquired in the Chevy Chase Bank (“CCB”) and ING Direct acquisitions, and a limited portion of the credit card loans acquired in the 2012 U.S. card acquisition, which were recorded at fair value at acquisition and subsequently accounted for based on expected cash flows to be collected, accounted for in accordance with Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly known as “Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” commonly referred to as “SOP 03-3”).
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
Cash flows related to unrestricted loans held for investment are included in cash flows from investing activities on our consolidated statements of cash flows. Because our securitization transactions are accounted for as secured borrowings, the cash flows from these transactions are presented as cash flows from financing activities on our consolidated statements of cash flows.
Loans Held for Sale
Loans purchased or originated with the intent to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. These loans are reported at the lower of amortized cost or fair value and have interest recognized on an accrual basis. Loan origination fees and the direct loan origination costs are deferred until the loan is sold and recognized as part of the total gain or loss on sale. The fair value of loans held for sale is determined on an aggregate homogeneous portfolio basis.
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
The difference between total contractual payments on the loans and all expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. Decreases in expected cash flows resulting from further credit deterioration will generally result in a loan loss recognized in our provision for credit losses and an increase in the allowance for loan and lease losses. Charge-offs are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, Acquired Loans are not classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference will absorb the majority of the losses associated with these loans. The excess of cash flows expected to be collected over the estimated fair value of purchased loans is referred to as the accretable yield. This amount is not recorded on our consolidated balance sheets, but is accreted into interest income over the life of the loan, or pool of loans, using the effective interest method.
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
Loans Acquired and Accounted for Based on Contractual Cash Flows
The substantial majority of the loans purchased in the 2012 U. S. card acquisition had existing revolving privileges at acquisition. Therefore, they were excluded from the accounting guidance applied to the loans acquired and accounted for based on expected cash flows described above and were accounted for based on contractual cash flows. To determine the fair value of these loans at acquisition, we discounted the contractual cash flows due using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon trends in default rates and loss severities. The difference between the fair value and the contractual cash flows is recorded as a loan discount or premium at acquisition. The premium or discount is amortized into interest income using the effective interest method over the remaining life of the loans. We are permitted to aggregate loans acquired in the same fiscal quarter into one or more pools if the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate fair value and expected cash flows.
Subsequent to acquisition, it may be necessary to record an allowance for loan and lease losses through the provision for credit losses to properly recognize an estimate of incurred losses on the existing principal balances as of each reporting date. The allowance for loan and lease losses is calculated using the same methodology utilized for determining the allowance for our existing credit card portfolio prior to the 2012 U.S. card acquisition, as described below under “Allowance for Loan and Lease Losses.”
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
Nonperforming loans generally include loans that have been placed on nonaccrual status. We do not report loans classified as held for sale as nonperforming.
Our policies for classifying loans as nonperforming, by loan category, are as follows:

•
Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged-off. We classify credit card loans issued in the U.K. as nonperforming when the account becomes either 90 or 120 days past due depending on the specific facts and circumstances.

•
Consumer banking loans: We classify consumer banking loans as nonperforming when we determine that the collectability of all interest and principal on the loan is not reasonably assured, generally when the loan becomes 90 days past due for auto, home loans and small business banking loans. Consumer installment loans accrue interest up until charge off.

•	Commercial banking loans: We classify commercial banking loans as nonperforming as of the date we determine that the collectability of all interest and principal on the loan is not reasonably assured.

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

Interest and fees accrued but not collected at the date a loan is placed on nonaccrual status are reversed against earnings. In addition, the amortization of net deferred loan fees is suspended. Interest and fee income is subsequently recognized only upon the receipt of cash payments. However, if there is doubt regarding the ultimate collectability of loan principal, all cash received is applied against the principal balance of the loan. Nonaccrual loans are generally returned to accrual status when all principal and interest is current and repayment of the remaining contractual principal and interest is reasonably assured, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.
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

•
Consumer banking loans: We generally charge-off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off time frame is 180 days for home loans and 120 days for auto and other consumer installment loans. Small business banking loans generally charge off at 90 or 120 days past due based on when unpaid principal loan amounts are deemed uncollectible. We calculate the initial charge-off amount for home loans based on the excess of our recorded investment in the loan over the fair value of the underlying property less estimated selling costs as of the date of the charge-off. We update our home value estimates on a regular basis and recognize additional charge-offs for subsequent declines in home values. Consumer loans in bankruptcy, except for auto and home loans, generally are charged-off within 40 days of receipt of notification from the bankruptcy court. Auto and home loans in bankruptcy are generally charged-off in the period that the loan is both 60 days or more past due and 60 days or more past the bankruptcy notification date. Consumer loans of deceased account holders are charged-off by the end of the month following 60 days of receipt of notification.

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
Management performs a quarterly analysis of our loan portfolio to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. We apply documented systematic methodologies to separately calculate the allowance for our consumer loan and commercial loan portfolios and for loans within each of these portfolios that we identify as individually impaired. Our allowance for loan and lease losses consists of three components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of our detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; (ii) an asset-specific component for individually impaired loans; and (iii) a component related to Acquired Loans that have experienced significant decreases in expected cash flows subsequent to acquisition. Each of our allowance components is supplemented by an amount that represents management’s qualitative judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance. Management’s judgment involves an assessment of subjective factors, such as process risk, modeling assumption and adjustment risks and probable internal and external events that will likely impact losses.
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
The component of the allowance related to credit card and other consumer loans that we collectively evaluate for impairment is based on a statistical calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses. Loss forecast models are utilized to estimate incurred losses and consider several portfolio indicators including, but not limited to, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, credit bureau scores and general economic and business trends. Management believes these factors are relevant in estimating incurred losses and also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends and uncertainties in forecasting and modeling techniques used in estimating our allowance. We update our consumer loss forecast models and portfolio indicators on a quarterly basis to incorporate information reflective of the current economic environment.
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
The asset-specific component of the allowance covers smaller-balance homogeneous credit card and other consumer loans whose terms have been modified in a TDR and larger balance nonperforming, non-homogeneous commercial loans. As discussed above under “Impaired Loans,” we generally measure the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. When the present value of expected future cash flows is lower than the carrying value of the loan, impairment is recognized through the provision for credit losses. If the loan is collateral dependent, we measure impairment based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. The asset-specific component of the allowance for smaller-balance impaired loans is calculated on a pool basis using historical loss experience for the respective class of assets. The asset-specific component of the allowance for larger-balance commercial loans is individually calculated for each loan. Key considerations in determining the allowance include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral.
We record all purchased loans at fair value at acquisition. Applicable accounting guidance prohibits the carry over or creation of valuation allowances in the initial accounting for impaired loans acquired in a transfer. Subsequent to acquisition, decreases in expected principal cash flows of Acquired Loans would trigger the recognition of impairment through our provision for credit losses. Subsequent increases in expected cash flows would first result in a recovery of any previously recorded allowance, to the extent applicable, and then increase the accretable yield. Write-downs on purchased impaired loans in excess of the nonaccretable difference are charged against the allowance for loan and lease losses. See “Note 4—Loans” for information on loan portfolios associated with acquisitions.
In addition to the allowance, we also estimate probable losses related to contractually binding unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to our internal risk rating scale. We assess these risk classifications, in conjunction with historical loss experience, utilization assumptions, current economic conditions, performance trends within specific portfolio segments and other pertinent information to estimate the reserve for unfunded lending commitments.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance and the reserve for unfunded lending commitments in future periods.
Securitization of Loans
Our loan securitization activities primarily involve the securitization of credit card loans, which have provided a source of funding for us. See “Note 6—Variable Interest Entities and Securitizations” for additional details. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust. The trust then sells an undivided interest in the pool of loan receivables to third-party investors through the issuance of debt securities and transfers the proceeds from the debt issuance to us as consideration for the loan receivables transferred. The debt securities are collateralized by the transferred receivables from our portfolio. We remove loans from our consolidated balance sheets when securitizations qualify as sales to non-consolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, when the transfer does not qualify as a sale but instead is considered a secured borrowing or when the sale is to a consolidated VIE, the asset will remain on our consolidated balance sheets with an offsetting liability recognized for the amount of proceeds received.
Premises and Equipment
Land is carried at cost. Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. We capitalize direct costs incurred during the application development stage of internally developed software projects. Depreciation and amortization expenses are computed generally by the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are estimated as follows:

Premises & Equipment	Useful Lives
Buildings and improvement	5-39 years
Furniture and equipment	3-10 years
Computer software	3-7 years
Leasehold improvements	Lesser of useful life or the remaining fixed non-cancelable lease term
Expenditures for maintenance and repairs are expensed to earnings as incurred. Gains or losses upon disposition are reflected in earnings as realized.
Goodwill and Intangible Assets
Goodwill is not amortized but is tested for impairment, at the reporting unit level, annually or more frequently when adverse circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. A reporting unit is defined as an operating segment or one level below an operating segment and goodwill is assigned to one or more reporting units at the date of acquisition. Our reporting units are Domestic Card, International Card, Auto, Other Consumer Banking and Commercial Banking. The annual goodwill impairment test, performed as of October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If fair value is less than the carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss. Intangible assets with definite useful lives are amortized either on a straight-line or on an accelerated basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 7—Goodwill and Intangible Assets” for additional detail.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and the right to service these loans is retained for a fee. Subsequently, our consumer MSRs are carried at fair value on our consolidated balance sheets with changes in fair value recognized in non-interest income. Our commercial MSRs are subsequently measured under the amortization method and are periodically evaluated for impairment, which is recognized as a reduction in non-interest income. See “Note 7—Goodwill and Intangible Assets” and “Note 18—Fair Value Measurement” for additional information.
Foreclosed Property and Repossessed Assets
Foreclosed property and repossessed assets obtained through our lending activities typically include commercial and residential real estate or personal property, such as autos. Upon repossession of property obtained in satisfaction of a loan, we reclassify the loan to repossessed assets and record the acquired property at net realizable value. Net realizable value is the estimated fair value of the underlying collateral less estimated selling costs and is based on appraisals, when available. We routinely monitor and update the net realizable value of acquired property, adjusting our accounting to be equal to the lower of cost or net realizable value. Any changes in net realizable value and gains or losses realized from disposition of the property are recorded in non-interest expense. See “Note 18—Fair Value Measurement” for details.
Restricted Equity Investments
We have investments in Federal Home Loan Bank (“FHLB”) stock and in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) stock. These investments, which are included in other assets on our consolidated balance sheets, are not marketable and are carried at cost. We assess these investments for OTTI in accordance with applicable accounting guidance for evaluating impairment. See “Note 9—Deposits and Borrowings” for details.
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
Losses incurred on loans that we are required to either repurchase or make payments to the investor under the indemnification provisions are charged against the representation and warranty reserve. The representation and warranty reserve is included in other liabilities on our consolidated balance sheets. Changes to the representation and warranty reserve related to GreenPoint Mortgage Funding, Inc. (“GreenPoint”) are reported as discontinued operations for all periods presented. See “Note 20—Commitments, Contingencies, Guarantees and Others” for additional information related to our representation and warranty reserve.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards, such as cash, gift cards, airline tickets or merchandise, based on account activity. Customer rewards costs are generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve, when the rewards are earned by the customer. The customer rewards reserve is computed based on the estimated future cost of earned points that are expected to be redeemed and the average cost per point redeemed. The customer rewards reserve is reduced as points are redeemed. In estimating the customer rewards reserve, we consider historical rewards redemption behavior, the terms of the current rewards programs and card purchase activity. The customer rewards reserve is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $2.7 billion and $2.3 billion as of December 31, 2014 and 2013, respectively.
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
Interchange Income
Interchange income represents merchant fees for credit card transactions processed through the MasterCard® (“MasterCard”) and Visa® (“Visa”) interchange networks, net of the fee retained by the merchant’s processing bank. The levels and structure of interchange rates are set by MasterCard and Visa and are based on cardholder purchase volumes. We recognize interchange income as earned at the time of purchase.
Same-as-Cash Promotions
Same-as-Cash (“SAC”) promotions are programs where a borrower has a period of time, typically ranging from six months to two years, to pay the principal balance in full without incurring an interest charge. During this time, a minimum monthly payment is due. If the borrower does not pay the principal balance in full prior to the expiration date of the SAC promotional period, interest charges are applied retroactively to the purchase date. We accrue SAC interest income on a monthly basis throughout the term of the SAC period based on the amount we expect to collect. Accordingly, we do not accrue interest income for borrowers who we expect will pay their principal balance in full prior to the expiration of the SAC period or for borrowers who we expect will be unable to pay the full amount.
Card Partnership Agreements
Our partnership agreements relate to alliances with retailers and other partners to provide lending and other services to mutual customers. We primarily issue private-label and co-branded credit card loans to these customers over the term of these arrangements, which typically range from two to ten years.
Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties, or other special bonuses to these partners. Depending upon the nature of the payments, they are recorded as a reduction of revenue, marketing expenses or other operating expenses. We have certain credit card partnership arrangements in which our partner agrees to share in a portion of the credit losses associated with the partnership.
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
When presented on a net basis, the loss sharing amounts due from partners are recorded as a reduction in our provision for credit losses on our consolidated statements of income and reduce the charge-off amounts that we report. The allowance for loan and lease losses attributable to these portfolios are also reduced by the loss sharing amount due from the partners.
Net presentation of loss sharing arrangements resulted in reductions in reported charge-offs of $164 million, $151 million and $156 million for the years ended December 31, 2014, 2013 and 2012, respectively. The reduction in the provision for loan and lease losses attributable to these arrangements were $167 million, $111 million and $187 million for the years ended December 31, 2014, 2013 and 2012, respectively. The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $143 million and $141 million as of December 31, 2014 and 2013, respectively.
Collaborative Arrangements
A collaborative arrangement is a contractual arrangement that involves a joint operating activity between two or more parties that are active participants in the activity. These parties are exposed to significant risks and rewards based upon the economic success of the joint operating activity. We assess each of our partnership agreements with profit, revenue or loss sharing payments to determine if a collaborative arrangement exists and, if so, how revenue generated from third parties, costs incurred and transactions between participants in the collaborative arrangement should be accounted for and reported on our consolidated financial statements. We currently have one partnership agreement that meets the definition of a collaborative agreement.
We share a fixed percentage of revenues, consisting of finance charges and late fees, with the partner, and the partner is required to reimburse us for a fixed percentage of credit losses incurred. Revenues and losses related to the partner’s credit card program and partnership agreement are reported on a net basis in our consolidated financial statements. Revenue sharing amounts attributable to the partner are recorded as an offset against total net revenue in our consolidated statements of income. Interest income was reduced by $1.0 billion, $965 million and $885 million in 2014, 2013, and 2012, respectively, for amounts earned by the partner, as part of the revenue sharing agreement. The financial statement impact of all of our loss sharing arrangements that qualify for net accounting treatment is disclosed in the Card Partnership Agreements section above.
Stock-Based Compensation
We reserve common shares for issuance to employees, directors and third-party service providers, in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and units and performance share awards and units. In addition, we also issue cash equity units and cash-settled restricted stock units which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash. For awards settled in shares, we generally recognize compensation expense on a straight-line basis over the award’s service period. If an award settled in shares contains a performance condition with graded vesting, we recognize compensation expense using the accelerated attribution method. Cash-settled equity units and restricted stock units are accounted for as liability awards which results in quarterly expense fluctuations based on changes in our stock price through the date that the awards are settled. Awards that continue to vest after retirement are expensed over the shorter of the period of time between the grant date and the final vesting period or between the grant date and when the participant becomes retirement eligible; awards to participants who are retirement eligible at the grant date are subject to immediate expense recognition upon grant. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.
Stock-based compensation expense for stock options is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. Significant judgment is required when determining the inputs into the fair value model and the expected forfeiture rate of stock options. Aside from stock options, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant. Certain share-settled awards with discretionary vesting conditions are subject to variable accounting, pursuant to which compensation expense fluctuates with changes in our stock price.
Marketing Expenses
We expense marketing costs as incurred. Television advertising costs are expensed during the period in which the advertisements are aired.
Fraud Losses
We experience fraud losses primarily from the unauthorized use of credit cards, debit cards and customer bank accounts. Additional fraud losses may be incurred when loans are obtained through fraudulent means. Fraud-related losses and recoveries are recorded in our consolidated statements of income as a component of non-interest expense after the investigation period has been completed. See “Note 14—Other Non-Interest Expense” for additional information.
Income Taxes
We account for income taxes in accordance with the relevant accounting guidance, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. See “Note 17—Income Taxes” for additional detail.
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
Derivative Instruments and Hedging Activities
All derivative financial instruments, whether designated for hedge accounting or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities. We report derivatives in a gain position, or derivative assets, on our consolidated balance sheets as a component of other assets. We report derivatives in a loss position, or derivative liabilities, on our consolidated balance sheets as a component of other liabilities. We report derivative asset and liability amounts on a gross basis based on individual contracts, which does not take into consideration the effects of master counterparty netting agreements or collateral netting. See “Note 10—Derivative Instruments and Hedging Activities” for additional detail on the accounting for derivative instruments, including those designated as qualifying for hedge accounting.
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
The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance also provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value into earnings. We have not made any material fair value option elections as of and for the years ended December 31, 2014, 2013 and 2012. See “Note 18—Fair Value Measurement” for additional information.
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
New Accounting Standards Adopted
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standard Board (“FASB”) issued guidance permitting an entity to account for Investments in Qualified Affordable Housing Projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. Historically, these investments were under the equity method of accounting and the passive losses related to the investments were recognized within non-interest expense. We adopted this guidance as of January 1, 2014 with retrospective application. As a result, as of December 31, 2013, total assets, total liabilities, and retained earnings were reduced by $115 million, $3 million and $112 million, respectively, from $297.0 billion, $255.3 billion and $20.4 billion, respectively. As of December 31, 2012, total assets and total liabilities increased by $24 million and $98 million, respectively, from $313.0 billion and $272.4 billion, respectively; while retained earnings were reduced by $74 million from $16.9 billion. In addition, net income was reduced by $38 million from $4.2 billion for the year ended December 31, 2013, and by $25 million from $3.5 billion for the year ended December 31, 2012. Net income per basic common share was reduced by 6 cents per share from $7.05 per share and by 4 cents per share from $6.21 per share for the years ended December 31, 2013 and 2012, respectively. Net income per diluted common share was reduced by 7 cents per share from $6.96 per share and by 5 cents per share from $6.16 per share for the years ended December 31, 2013 and 2012, respectively.
During 2014, we recognized amortization of $305 million and tax credits of $336 million associated with these investments within income taxes. The carrying value of our investments in these qualified affordable housing projects was $3.2 billion and $2.8 billion as of December 31, 2014 and 2013, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We recorded a liability of $1.3 billion for these unfunded commitments as of December 31, 2014, which is expected to be paid from 2015 to 2018.
Obligations Resulting from Joint and Several Liability Arrangements
In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation, within the scope of this guidance, is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance clarified that an entity shall measure the obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amounts of the obligations as well as other information about those obligations. The guidance is effective for annual and interim periods beginning after December 15, 2013. The adoption of this guidance in the first quarter of 2014 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.
Recently Issued but Not Yet Adopted Accounting Standards
Consolidation: Amendments to the Consolidation Analysis
In February 2015, the FASB issued revised guidance intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance also removed the indefinite deferral of specialized guidance for certain investment funds. This guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Entities can elect to adopt the guidance either on a full or modified retrospective basis. We are currently evaluating the guidance to determine whether our consolidation conclusions will change for certain legal entities. Accordingly, we cannot yet determine the impact our adoption of this guidance will have in the first quarter of 2016.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance clarifying that a performance target contained within a share-based payment award that affects vesting and can be achieved after the requisite service period has been completed is to be accounted for as a performance condition. Accordingly, the grantor of such awards should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved. The amount of the compensation cost recognized should represent the cost attributable to the requisite service period fulfilled. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Entities may elect to adopt the guidance on either a prospective or modified retrospective basis. We do not expect our adoption of this guidance in the first quarter of 2015 to have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DISCONTINUED OPERATIONS
Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit
In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint, which we acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the years ended December 31, 2014, 2013 and 2012. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:
Table 2.1: Results of Discontinued Operations

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Non-interest income (expense), net	$8	$(371)	$(343)
Income (loss) from discontinued operations before income taxes	8	(371)	(343)
Income tax provision (benefit)	3	(138)	(126)
Income (loss) from discontinued operations, net of tax	$5	$(233)	$(217)
The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets of $242 million and $370 million as of December 31, 2014 and 2013, respectively, which primarily consisted of the deferred tax asset related to the reserve for representations and warranties. Liabilities, which primarily consisted of reserves for representations and warranties on loans previously sold to third parties, totaled $646 million and $960 million as of December 31, 2014 and 2013, respectively.

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury and agency debt; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or U.S. government agencies represented 86% and 77% of our total investment securities as of December 31, 2014 and 2013, respectively.
Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. During 2013, we transferred securities with a fair value of $18.3 billion on the date of transfer, from securities available for sale to securities held to maturity. We transferred these securities to held to maturity in consideration of changes to regulatory capital requirements under the final Basel III capital standard, which will begin including changes in AOCI due to securities price fluctuations. The securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer. There were no such transfers in 2014.
The table below presents the overview of our investment portfolio at December 31, 2014 and 2013.
Table 3.1: Overview of Investment Portfolio

(Dollars in millions)	December 31, 2014	December 31, 2013
Securities available for sale, at fair value	$39,508	$41,800
Securities held to maturity, at carrying value	22,500	19,132
Total investments	$62,008	$60,932
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2014 and 2013.
Table 3.2: Investment Securities Available for Sale

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury and agency debt obligations	$4,114	$5	$(1)	$4,118
Corporate debt securities guaranteed by U.S. government agencies	819	1	(20)	800
RMBS:
Agency(2)	21,804	296	(105)	21,995
Non-agency	2,938	461	(13)	3,386
Total RMBS	24,742	757	(118)	25,381
CMBS:
Agency(2)	3,751	32	(60)	3,723
Non-agency	1,780	31	(15)	1,796
Total CMBS	5,531	63	(75)	5,519
Other ABS(3)	2,618	54	(10)	2,662
Other securities(4)	1,035	6	(13)	1,028
Total investment securities available for sale	$38,859	$886	$(237)	$39,508

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury and agency debt obligations	$832	$2	$0	$834
Corporate debt securities guaranteed by U.S. government agencies	1,282	1	(49)	1,234
RMBS:
Agency(2)	21,572	239	(332)	21,479
Non-agency	3,165	450	(15)	3,600
Total RMBS	24,737	689	(347)	25,079
CMBS:
Agency(2)	4,262	20	(84)	4,198
Non-agency	1,854	14	(60)	1,808
Total CMBS	6,116	34	(144)	6,006
Other ABS(3)	7,123	49	(36)	7,136
Other securities(4)	1,542	24	(55)	1,511
Total investment securities available for sale	$41,632	$799	$(631)	$41,800
__________

(1)	Includes non-credit related OTTI that remains in AOCI of $8 million and $12 million as of December 31, 2014 and 2013, respectively. Substantially this entire amount is related to non-agency RMBS.

(2)	Agency includes Fannie Mae, Freddie Mac, and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 56% and 65% of the other ABS portfolio as of December 31, 2014, and 2013, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 16% and 15% of the other ABS portfolio as of December 31, 2014 and 2013, respectively.

(4)	Includes foreign government bonds, corporate bonds, municipal securities and equity investments primarily related to activities under the CRA.
The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2014 and 2013.
Table 3.3: Investment Securities Held to Maturity

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$21,347	$(1,184)	$20,163	$1,047	$0	$21,210
Agency CMBS	2,457	(120)	2,337	93	(6)	2,424
Total investment securities held to maturity	$23,804	$(1,304)	$22,500	$1,140	$(6)	$23,634

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$18,746	$(1,303)	$17,443	$72	$(30)	$17,485
Agency CMBS	1,821	(132)	1,689	16	(5)	1,700
Total investment securities held to maturity	$20,567	$(1,435)	$19,132	$88	$(35)	$19,185
__________

(1)	Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any accretion.

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013.
Table 3.4: Securities in Unrealized Loss Position

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury and agency debt obligations	$1,499	$(1)	$0	$0	$1,499	$(1)
Corporate debt securities guaranteed by U.S. government agencies	113	(2)	557	(18)	670	(20)
RMBS:
Agency	3,917	(15)	4,413	(90)	8,330	(105)
Non-agency	412	(9)	90	(4)	502	(13)
Total RMBS	4,329	(24)	4,503	(94)	8,832	(118)
CMBS:
Agency	294	(2)	1,993	(58)	2,287	(60)
Non-agency	258	(1)	681	(14)	939	(15)
Total CMBS	552	(3)	2,674	(72)	3,226	(75)
Other ABS	783	(1)	586	(9)	1,369	(10)
Other securities	106	0	551	(13)	657	(13)
Total investment securities available for sale in a gross unrealized loss position	$7,382	$(31)	$8,871	$(206)	$16,253	$(237)

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$1,143	$(47)	$46	$(2)	$1,189	$(49)
RMBS:
Agency	9,769	(263)	1,770	(69)	11,539	(332)
Non-agency	454	(10)	56	(5)	510	(15)
Total RMBS	10,223	(273)	1,826	(74)	12,049	(347)
CMBS:
Agency	2,842	(74)	256	(10)	3,098	(84)
Non-agency	952	(43)	183	(17)	1,135	(60)
Total CMBS	3,794	(117)	439	(27)	4,233	(144)
Other ABS	2,528	(34)	392	(2)	2,920	(36)
Other securities	1,149	(51)	57	(4)	1,206	(55)
Total investment securities available for sale in a gross unrealized loss position	$18,837	$(522)	$2,760	$(109)	$21,597	$(631)

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the amortized cost of approximately 500 securities available for sale exceeded their fair value by $237 million, of which $206 million related to investment securities that had been in a loss position for 12 months or longer. As of December 31, 2014, our investments in non-agency RMBS and CMBS, other ABS, and other securities accounted for $51 million, or 21%, of total gross unrealized losses on securities available for sale. As of December 31, 2014, the carrying value of approximately 20 securities classified as held to maturity exceeded their fair value by $6 million.
Gross unrealized losses on our investment securities have generally decreased since December 31, 2013. The unrealized losses related to investment securities for which we have not recognized credit impairment are primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary. We believe the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of December 31, 2014.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of December 31, 2014:
Table 3.5: Contractual Maturities of Securities Available for Sale

	December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$877	$877
Due after 1 year through 5 years	6,432	6,442
Due after 5 years through 10 years	2,831	2,835
Due after 10 years(1)	28,719	29,354
Total	$38,859	$39,508
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	December 31, 2014
(Dollars in millions)	Carrying Value	Fair Value
Due after 5 years through 10 years	$1,144	$1,221
Due after 10 years	21,356	22,413
Total	$22,500	$23,634

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and weighted average yields of our investment securities as of December 31, 2014.
Table 3.7: Expected Maturities and Weighted Average Yields of Securities

	December 31, 2014
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury and agency debt obligations	$201	$3,917	$0	$0	$4,118
Corporate debt securities guaranteed by U.S. government agencies	0	415	371	14	800
RMBS:
Agency	275	12,050	9,670	0	21,995
Non-agency	12	964	1,948	462	3,386
Total RMBS	287	13,014	11,618	462	25,381
CMBS:
Agency	337	2,335	1,051	0	3,723
Non-agency	124	468	1,184	20	1,796
Total CMBS	461	2,803	2,235	20	5,519
Other ABS	954	1,386	287	35	2,662
Other securities	98	244	598	88	1,028
Total securities available for sale	$2,001	$21,779	$15,109	$619	$39,508
Amortized cost of securities available for sale	$2,004	$21,571	$14,745	$539	$38,859
Weighted average yield for securities available for sale(1)	1.23%	2.21%	3.20%	10.61%	2.64%

	December 31, 2014
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Carrying value of securities held to maturity:
Agency RMBS	$23	$810	$17,262	$2,068	$20,163
Agency CMBS	0	807	1,512	18	2,337
Total securities held for maturity	$23	$1,617	$18,774	$2,086	$22,500
Fair value of securities held to maturity	$23	$1,642	$19,673	$2,296	$23,634
Weighted average yield for securities held to maturity(1)	4.13%	2.73%	2.68%	3.53%	2.76%
__________

(1)
Average yield is calculated based on the amortized cost of each security. Effective second quarter of 2014, we began reporting the effective yield for the investment securities. Prior to the second quarter of 2014, we reported the purchase yield for the investment securities. The impact of this change on prior periods is not material.

Other-Than-Temporary Impairment
We evaluate all securities in an unrealized loss position at least on a quarterly basis, and more often as market conditions require, to assess whether the impairment is other-than-temporary. Our OTTI assessment is based on a discounted cash flow analysis which requires careful use of judgments and assumptions. A number of qualitative and quantitative criteria may be considered in our assessment as applicable, including the size and the nature of the portfolio; historical and projected performance such as prepayment, default and loss severity for the RMBS portfolio; recent credit events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings of the issuer and any failure or delay of the issuer to make scheduled interest or principal payments; the value of underlying collateral; our intent and ability to hold the security; and current and projected market and macro-economic conditions.

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of December 31, 2014, we do not intend to sell any securities with unrealized losses recorded in AOCI nor believe that we will be required to sell prior to recovery of their amortized cost.
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
The table below presents a rollforward of the credit related OTTI recognized in earnings for the years ended December 31, 2014, 2013 and 2012 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Credit loss component, beginning of period	$160	$120	$68
Additions:
Initial credit impairment	5	14	22
Subsequent credit impairment	12	27	30
Total additions	17	41	52
Reduction due to payoffs, disposals, transfers & other	(2)	(1)	0
Credit loss component, end of period	$175	$160	$120
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the years ended December 31, 2014, 2013 and 2012. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Realized gains (losses):
Gross realized gains	$55	$8	$56
Gross realized losses	(34)	(1)	(11)
Net realized gains	21	7	45
OTTI recognized in earnings:
Credit-related OTTI	(17)	(41)	(52)
Intent-to-sell OTTI	(7)	0	0
Total OTTI recognized in earnings	(24)	(41)	(52)
Net securities losses	$(3)	$(34)	$(7)
Total proceeds from sales	$7,417	$2,539	$16,894

130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks and the Federal Reserve. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $3.5 billion and $10.7 billion as of December 31, 2014 and 2013, respectively. We pledged securities held to maturity with a carrying value of $9.0 billion and $8.2 billion as of December 31, 2014 and 2013, respectively. Of the total securities pledged as collateral, we have encumbered $10.6 billion and $17.3 billion as of December 31, 2014 and 2013, respectively, primarily related to FHLB transactions and Public Fund deposits. We accepted pledges of securities with a fair value of $91 million and $53 million as of December 31, 2014 and 2013, respectively, primarily related to our derivative transactions.
Acquired Securities
The table below presents the outstanding balance, carrying value and amortized cost of the acquired credit-impaired debt securities as of December 31, 2014 and 2013.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	December 31, 2014	December 31, 2013
Outstanding balance	$4,259	$4,700
Carrying value	2,839	2,896
Amortized cost	2,354	2,432
Changes in Accretable Yield of Acquired Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:
Table 3.11: Changes in Accretable Yield of Acquired Securities

(Dollars in millions)	Acquired Credit-Impaired Securities
Accretable yield as of December 31, 2012	$1,512
Additions from new acquisitions	88
Accretion recognized in earnings	(247)
Reduction due to payoffs, disposals, transfers and other	(2)
Net reclassifications from (to) nonaccretable difference	72
Accretable yield as of December 31, 2013	$1,423
Additions from new acquisitions	34
Accretion recognized in earnings	(243)
Reduction due to payoffs, disposals, transfers and other	(3)
Net reclassifications from (to) nonaccretable difference	39
Accretable yield as of December 31, 2014	$1,250

131	Capital One Financial Corporation (COF)

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
Our portfolio of loans held for investment also includes loans acquired in the ING Direct, CCB and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition and are referred to as Acquired Loans. The substantial majority of the loans purchased in the 2012 U.S. card acquisition had existing revolving privileges; therefore, they were excluded from the Acquired Loans and accounted for based on contractual cash flows at acquisition. See “Note 1—Summary of Significant Accounting Policies” for additional information on accounting guidance for these loans.
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. The table below presents the composition and an aging analysis of our loans held for investment portfolio, which includes restricted loans for securitization investors, as of December 31, 2014 and 2013. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$75,143	$790	$567	$1,181	$2,538	$23	$77,704
International credit card	7,878	114	69	111	294	0	8,172
Total credit card	83,021	904	636	1,292	2,832	23	85,876
Consumer Banking:
Auto	35,142	1,751	734	197	2,682	0	37,824
Home loan	6,492	57	27	218	302	23,241	30,035
Retail banking	3,496	17	7	16	40	44	3,580
Total consumer banking	45,130	1,825	768	431	3,024	23,285	71,439
Commercial Banking:(2)
Commercial and multifamily real estate	22,974	74	7	36	117	46	23,137
Commercial and industrial	26,753	29	10	34	73	146	26,972
Total commercial lending	49,727	103	17	70	190	192	50,109
Small-ticket commercial real estate	771	6	1	3	10	0	781
Total commercial banking	50,498	109	18	73	200	192	50,890
Other:
Other loans	97	3	2	9	14	0	111
Total loans	$178,746	$2,841	$1,424	$1,805	$6,070	$23,500	$208,316
% of Total loans	85.81%	1.36%	0.68%	0.87%	2.91%	11.28%	100.00%

132	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$70,678	$778	$549	$1,187	$2,514	$63	$73,255
International credit card	7,683	141	85	141	367	0	8,050
Total credit card	78,361	919	634	1,328	2,881	63	81,305
Consumer Banking:
Auto	29,477	1,519	662	194	2,375	5	31,857
Home loan	6,775	60	24	239	323	28,184	35,282
Retail banking	3,535	21	8	23	52	36	3,623
Total consumer banking	39,787	1,600	694	456	2,750	28,225	70,762
Commercial Banking:(2)
Commercial and multifamily real estate	20,602	17	11	36	64	84	20,750
Commercial and industrial	23,023	69	1	38	108	178	23,309
Total commercial lending	43,625	86	12	74	172	262	44,059
Small-ticket commercial real estate	941	8	2	1	11	0	952
Total commercial banking	44,566	94	14	75	183	262	45,011
Other:
Other loans	102	4	2	13	19	0	121
Total loans	$162,816	$2,617	$1,344	$1,872	$5,833	$28,550	$197,199
% of Total loans	82.56%	1.33%	0.68%	0.95%	2.96%	14.48%	100.00%
__________

(1)	Includes installment loans of $144 million and $323 million as of December 31, 2014 and 2013, respectively.

(2)	Includes construction loans and land development loans totaling $2.3 billion and $2.0 billion as of December 31, 2014 and 2013, respectively.
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
We had total loans held for sale of $626 million and $218 million as of December 31, 2014 and 2013, respectively.

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.2 presents loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of December 31, 2014 and 2013.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	December 31, 2014		December 31, 2013
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,181	$0	$1,187	$0
International credit card	73	70	96	88
Total credit card	1,254	70	1,283	88
Consumer Banking:
Auto	0	197	0	194
Home loan	0	330	0	376
Retail banking	1	22	2	41
Total consumer banking	1	549	2	611
Commercial Banking:
Commercial and multifamily real estate	7	62	2	52
Commercial and industrial	1	106	4	93
Total commercial lending	8	168	6	145
Small-ticket commercial real estate	0	7	0	4
Total commercial banking	8	175	6	149
Other:
Other loans	0	15	0	19
Total	$1,263	$809	$1,291	$867
% of Total loans	0.61%	0.39%	0.65%	0.44%
__________

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of December 31, 2014 and 2013. We also present the delinquency rates of our credit card loan portfolio, including Acquired Loans, and comparative net charge-offs for the years ended December 31, 2014 and 2013.
Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$8,574	10.0%	$7,940	9.8%
New York	5,610	6.5	5,277	6.5
Texas	5,382	6.3	4,993	6.1
Florida	4,794	5.6	4,325	5.3
Illinois	3,747	4.4	3,603	4.4
Pennsylvania	3,581	4.2	3,442	4.2
Ohio	3,075	3.6	2,965	3.6
New Jersey	2,868	3.3	2,736	3.4
Michigan	2,681	3.1	2,595	3.2
Other	37,392	43.5	35,379	43.6
Total domestic credit card	77,704	90.5	73,255	90.1
International credit card:
Canada	4,747	5.5	4,503	5.5
United Kingdom	3,425	4.0	3,547	4.4
Total international credit card	8,172	9.5	8,050	9.9
Total credit card	$85,876	100.0%	$81,305	100.0%

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total(2)	Amount	% of Total(2)
Selected credit metrics:
30+ day delinquencies	$2,832	3.30%	$2,881	3.54%
90+ day delinquencies	1,292	1.50	1,328	1.63
__________

(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

(2)	Calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
Table 4.4: Credit Card: Net Charge-offs

	Year Ended December 31,
	2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Domestic credit card	$2,445	3.43%	$2,904	4.08%
International credit card	283	3.69	381	4.78
Total credit card	$2,728	3.46	$3,285	4.15
__________

(1)	Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period.

135	Capital One Financial Corporation (COF)

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
The table below displays the geographic profile of our consumer banking loan portfolio, including Acquired Loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of December 31, 2014 and 2013, and net charge-offs for the years ended December 31, 2014 and 2013.
Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	December 31, 2014		December 31, 2013
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$5,248	7.4%	$4,736	6.7%
California	4,081	5.7	3,297	4.7
Florida	2,737	3.8	2,076	2.9
Georgia	2,066	2.9	1,709	2.4
Louisiana	1,773	2.5	1,677	2.4
Illinois	1,676	2.4	1,291	1.8
Ohio	1,566	2.2	1,267	1.8
Other	18,677	26.1	15,804	22.3
Total auto	37,824	53.0	31,857	45.0
Home loan:
California	6,943	9.7	8,163	11.6
New York	2,452	3.4	2,767	3.9
Illinois	1,873	2.6	2,271	3.2
Maryland	1,720	2.4	1,913	2.7
Virginia	1,538	2.2	1,718	2.4
New Jersey	1,529	2.1	1,771	2.5
Florida	1,375	1.9	1,654	2.4
Other	12,605	17.7	15,025	21.2
Total home loan	30,035	42.0	35,282	49.9
Retail banking:
Louisiana	1,120	1.5	1,234	1.7
New York	881	1.2	859	1.2
Texas	756	1.1	772	1.1
New Jersey	265	0.4	280	0.4
Maryland	167	0.2	142	0.2
Virginia	132	0.2	108	0.1
California	52	0.1	37	0.1
Other	207	0.3	191	0.3
Total retail banking	3,580	5.0	3,623	5.1
Total consumer banking	$71,439	100.0%	$70,762	100.0%

136	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate(2)	Amount	Rate	Amount	Rate(2)
Credit performance:
30+ day delinquencies	$2,682	7.09%	$302	1.01%	$40	1.11%	$3,024	4.23%
90+ day delinquencies	197	0.52	218	0.73	16	0.44	431	0.60
Nonperforming loans	197	0.52	330	1.10	22	0.61	549	0.77

	December 31, 2013
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate(2)	Amount	Rate	Amount	Rate(2)
Credit performance:
30+ day delinquencies	$2,375	7.46%	$323	0.91%	$52	1.44%	$2,750	3.89%
90+ day delinquencies	194	0.61	239	0.68	23	0.65	456	0.65
Nonperforming loans	194	0.61	376	1.06	41	1.13	611	0.86
__________

(1)	Percentages by geographic region are calculated based on the total held-for-investment consumer banking loans as of the end of the reported period.

(2)
Excluding the impact of Acquired Loans, the 30+ day delinquency rates, 90+ day delinquency rates, and the nonperforming loans rates for home loan portfolio were 4.45%, 3.21% and 4.86% as of December 31, 2014; and 4.55%, 3.37%, and 5.29% as of December 31, 2013. Excluding the impact of Acquired Loans, the 30+ day delinquency rates, 90+ day delinquency rates, and the nonperforming loans rates for total Consumer Banking were 6.28%, 0.89% and 1.14%, as of December 31, 2014; and 6.47%, 1.07% and 1.44% as of December 31, 2013.

Table 4.6: Consumer Banking: Net Charge-offs

	Year Ended December 31,
	2014		2013
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$619	1.78%	$546	1.85%
Home loan	17	0.05	16	0.04
Retail banking	39	1.07	54	1.46
Total consumer banking	$675	0.95	$616	0.85
__________

(1)
Calculated for each loan category by dividing net charge-offs for the period by average loans held for investment during the period. Excluding the impact of Acquired Loans, the net charge-off rates for home loan portfolio were 0.24%, and 0.21% for the years ended December 31, 2014 and 2013, respectively; and the net charge-off rates for total consumer banking were 1.49%, and 1.51% for the years ended December 31, 2014 and 2013, respectively.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the distribution of our home loan portfolio as of December 31, 2014 and 2013, based on selected key risk characteristics.
Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	$2,375	7.9%	$3,473	11.6%	$5,848	19.5%
2006	452	1.5	2,242	7.5	2,694	9.0
2007	320	1.1	4,766	15.8	5,086	16.9
2008	187	0.6	3,494	11.7	3,681	12.3
2009	107	0.4	1,999	6.6	2,106	7.0
2010	120	0.4	3,108	10.3	3,228	10.7
2011	221	0.7	3,507	11.7	3,728	12.4
2012	1,620	5.4	533	1.8	2,153	7.2
2013	661	2.2	85	0.3	746	2.5
2014	731	2.4	34	0.1	765	2.5
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Geographic concentration:(3)
California	$924	3.1%	$6,019	20.0%	$6,943	23.1%
New York	1,379	4.6	1,073	3.6	2,452	8.2
Illinois	86	0.3	1,787	5.9	1,873	6.2
Maryland	457	1.5	1,263	4.2	1,720	5.7
Virginia	385	1.3	1,153	3.8	1,538	5.1
New Jersey	341	1.1	1,188	4.0	1,529	5.1
Florida	161	0.5	1,214	4.1	1,375	4.6
Arizona	89	0.3	1,215	4.1	1,304	4.4
Louisiana	1,205	4.0	38	0.1	1,243	4.1
Washington	109	0.4	1,038	3.4	1,147	3.8
Other	1,658	5.5	7,253	24.2	8,911	29.7
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Interest rate type:
Fixed rate	$2,446	8.1%	$2,840	9.5%	$5,286	17.6%
Adjustable rate	4,348	14.5	20,401	67.9	24,749	82.4
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2005	$2,868	8.1%	$4,025	11.4%	$6,893	19.5%
2006	521	1.5	2,465	7.0	2,986	8.5
2007	363	1.0	5,276	14.9	5,639	15.9
2008	212	0.6	4,084	11.6	4,296	12.2
2009	129	0.4	2,531	7.2	2,660	7.6
2010	142	0.4	4,251	12.1	4,393	12.5
2011	259	0.7	4,655	13.2	4,914	13.9
2012	1,918	5.4	805	2.3	2,723	7.7
2013	686	2.0	92	0.2	778	2.2
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
Geographic concentration:(3)
California	$1,010	2.9%	$7,153	20.3%	$8,163	23.2%
New York	1,502	4.2	1,265	3.6	2,767	7.8
Illinois	88	0.2	2,183	6.2	2,271	6.4
Maryland	418	1.2	1,495	4.2	1,913	5.4
New Jersey	362	1.0	1,409	4.0	1,771	5.0
Virginia	351	1.0	1,367	3.9	1,718	4.9
Florida	177	0.5	1,477	4.2	1,654	4.7
Arizona	91	0.3	1,439	4.1	1,530	4.4
Washington	100	0.3	1,302	3.7	1,402	4.0
Louisiana	1,282	3.6	47	0.1	1,329	3.7
Other	1,717	4.9	9,047	25.6	10,764	30.5
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
Lien type:
1st lien	$6,020	17.1%	$27,768	78.7%	$33,788	95.8%
2nd lien	1,078	3.0	416	1.2	1,494	4.2
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
Interest rate type:
Fixed rate	$2,478	7.0%	$3,434	9.7%	$5,912	16.7%
Adjustable rate	4,620	13.1	24,750	70.2	29,370	83.3
Total	$7,098	20.1%	$28,184	79.9%	$35,282	100.0%
__________

(1)	Percentages within each risk category are calculated based on total home loans held for investment.

(2)	The Acquired Loans origination balances in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	Represents the ten states in which we have the highest concentration of home loans.

139	Capital One Financial Corporation (COF)

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of December 31, 2014 and 2013.
Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	December 31, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$15,135	65.4%	$6,384	23.7%	$478	61.2%	$21,997	43.2%
Mid-Atlantic	2,491	10.8	2,121	7.9	30	3.8	4,642	9.1
South	3,070	13.3	12,310	45.6	48	6.2	15,428	30.3
Other	2,441	10.5	6,157	22.8	225	28.8	8,823	17.4
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$22,535	97.4%	$25,982	96.3%	$767	98.2%	$49,284	96.9%
Criticized performing	540	2.3	884	3.3	7	0.9	1,431	2.8
Criticized nonperforming	62	0.3	106	0.4	7	0.9	175	0.3
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%

140	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,551	70.1%	$5,823	25.0%	$582	61.1%	$20,956	46.5%
Mid-Atlantic	2,194	10.6	1,585	6.8	33	3.5	3,812	8.5
South	2,541	12.2	10,941	46.9	58	6.1	13,540	30.1
Other	1,464	7.1	4,960	21.3	279	29.3	6,703	14.9
Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$20,276	97.7%	$22,606	97.0%	$941	98.9%	$43,823	97.4%
Criticized performing	421	2.1	610	2.6	8	0.8	1,039	2.3
Criticized nonperforming	53	0.2	93	0.4	3	0.3	149	0.3
Total	$20,750	100.0%	$23,309	100.0%	$952	100.0%	$45,011	100.0%
__________

(1)	Percentages calculated based on total held-for-investment commercial loans in each respective loan category as of the end of the reported period.

(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.
Impaired Loans
The following table presents information about our impaired loans, excluding the impact of Acquired Loans, which is reported separately as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013:
Table 4.9: Impaired Loans(1)

	December 31, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$546	$0	$546	$145	$401	$531
International credit card	146	0	146	74	72	141
Total credit card(2)	692	0	692	219	473	672
Consumer Banking:
Auto(3)	230	205	435	19	416	694
Home loan	218	149	367	17	350	472
Retail banking	45	5	50	6	44	52
Total consumer banking	493	359	852	42	810	1,218
Commercial Banking:
Commercial and multifamily real estate	120	26	146	23	123	163
Commercial and industrial	161	55	216	16	200	233
Total commercial lending	281	81	362	39	323	396
Small-ticket commercial real estate	3	5	8	0	8	10
Total commercial banking	284	86	370	39	331	406
Total	$1,469	$445	$1,914	$300	$1,614	$2,296

141	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$609	$0	$609	$154	$455	$593
International credit card	171	0	171	107	64	164
Total credit card(2)	780	0	780	261	519	757
Consumer Banking:
Auto(3)	169	186	355	16	339	590
Home loan	244	150	394	18	376	561
Retail banking	46	40	86	10	76	105
Total consumer banking	459	376	835	44	791	1,256
Commercial Banking:
Commercial and multifamily real estate	89	49	138	13	125	162
Commercial and industrial	94	91	185	12	173	220
Total commercial lending	183	140	323	25	298	382
Small-ticket commercial real estate	2	4	6	0	6	7
Total commercial banking	185	144	329	25	304	389
Total	$1,424	$520	$1,944	$330	$1,614	$2,402

	Year Ended December 31,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$571	$58	$647	$66
International credit card	160	11	170	11
Total credit card(2)	731	69	817	77
Consumer Banking:
Auto(3)	387	72	335	62
Home loan	388	5	418	7
Retail banking	69	2	92	1
Total consumer banking	844	79	845	70
Commercial Banking:
Commercial and multifamily real estate	175	6	217	1
Commercial and industrial	185	4	219	1
Total commercial lending	360	10	436	2
Small-ticket commercial real estate	8	0	16	0
Total commercial banking	368	10	452	2
Total	$1,943	$158	$2,114	$149
__________

(1)	Impaired loans include TDRs, all commercial nonperforming loans, and home loans nonperforming loans with a specific impairment.

(2)	Credit card loans include finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

142	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TDRs accounted for $1.7 billion of impaired loans as of both December 31, 2014 and 2013. Consumer TDRs classified as performing totaled $1.0 billion and $1.1 billion as of December 31, 2014 and 2013, respectively. Commercial TDRs classified as performing totaled $194 million and $180 million as of December 31, 2014 and 2013, respectively.
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, amounts and financial effects of loans modified and accounted for as TDRs during the period:
Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)	Year Ended December 31, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$269	100%	11.59%	0%	0	0%	$0
International credit card	149	100	25.39	0	0	0	0
Total credit card	418	100	16.51	0	0	0	0
Consumer Banking:
Auto	334	39	1.38	65	9	34	102
Home loan	35	31	2.60	38	152	5	1
Retail banking	11	10	4.21	67	9	0	0
Total consumer banking	380	37	1.50	63	17	30	103
Commercial Banking:
Commercial and multifamily real estate	72	35	1.31	93	8	6	2
Commercial and industrial	101	3	1.66	62	9	1	1
Total commercial lending	173	17	1.35	75	9	3	3
Small-ticket commercial real estate	2	0	0.00	0	0	0	0
Total commercial banking	175	17	1.35	74	9	3	3
Total	$973	60	12.17	38	14	12	$106

143	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Year Ended December 31, 2013
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$311	100%	11.62%	0%	0	0%	$0
International credit card	187	100	24.95	0	0	0	0
Total credit card	498	100	16.64	0	0	0	0
Consumer Banking:
Auto	274	31	1.37	55	9	45	109
Home loan	98	22	2.89	20	127	21	4
Retail banking	30	6	3.68	58	7	0	0
Total consumer banking	402	27	1.72	46	21	36	113
Commercial Banking:
Commercial and multifamily real estate	53	23	1.74	77	16	0	0
Commercial and industrial	47	0	0.00	79	6	0	0
Total commercial lending	100	12	1.74	78	11	0	0
Small-ticket commercial real estate	8	0	0.00	0	0	0	0
Total commercial banking	108	11	1.74	72	11	0	0
Total	$1,008	61	13.73	26	18	14	$113
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
Table 4.11: TDR - Subsequent Defaults

	Year Ended December 31,
	2014		2013		2012
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	40,814	$63	41,859	$72	43,103	$85
International credit card(1)	38,195	106	47,688	138	48,663	164
Total credit card	79,009	169	89,547	210	91,766	249
Consumer Banking:
Auto	6,651	72	9,525	68	4,364	39
Home loan	24	5	33	3	99	7
Retail banking	75	10	126	7	107	11
Total consumer banking	6,750	87	9,684	78	4,570	57
Commercial Banking:
Commercial and multifamily real estate	5	11	14	23	8	10
Commercial and industrial	2	1	24	22	23	18
Total commercial lending	7	12	38	45	31	28
Small-ticket commercial real estate	33	3	4	0	3	2
Total commercial banking	40	15	42	45	34	30
Total	85,799	$271	99,273	$333	96,370	$336

_______________
(1)The regulatory regime in the U.K. requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.
Acquired Loans Accounted for Based on Expected Cash Flows
Outstanding Balance and Carrying Value of Acquired Loans
The table below presents the outstanding balance and the carrying value of loans from the ING Direct, CCB and 2012 U.S. card acquisitions accounted for based on expected cash flows as of December 31, 2014 and 2013. The table separately displays loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.
Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	December 31, 2014			December 31, 2013
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$25,201	$4,279	$20,922	$30,565	$5,016	$25,549
Carrying value(1)	23,519	2,882	20,637	28,580	3,285	25,295
__________

(1)
Includes $27 million and $38 million of allowance for loan and lease losses for these loans as of December 31, 2014 and 2013, respectively. We recorded a $11 million and $19 million release of the allowance for loan and lease losses for the years ended December 31, 2014 and 2013, respectively, for certain pools of Acquired Loans.

145	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield
The following table presents changes in the accretable yield on loans related to the ING Direct, CCB and 2012 U.S. card acquisitions:
Table 4.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2012	$6,208	$1,899	$4,309
Accretion recognized in earnings	(1,182)	(427)	(755)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	1,005	629	376
Increases in accretable yield for non-credit related changes in expected cash flows(2)	389	13	376
Accretable yield as of December 31, 2013	$6,420	$2,114	$4,306
Accretion recognized in earnings	(1,042)	(379)	(663)
Reclassifications from nonaccretable difference for loans with improving cash flows(1)	214	94	120
Reductions in accretable yield for non-credit related changes in expected cash flows(2)	(939)	(344)	(595)
Accretable yield as of December 31, 2014	$4,653	$1,485	$3,168
__________

(1)	Represents increases in accretable yield for those loans in pools that are driven primarily by improved credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by changes in actual and estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $292.9 billion and $276.7 billion as of December 31, 2014 and 2013, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $23.6 billion and $20.9 billion as of December 31, 2014 and 2013, respectively.
Finance Charge and Fee Reserves
We continue to accrue finance charges and fees on credit card loans until the account is charged-off. Our methodology for estimating the uncollectible portion of billed finance charges and fees is consistent with the methodology we use to estimate the allowance for incurred principal losses on our credit card loan receivables. Revenue was reduced by $645 million, $796 million and $937 million in 2014, 2013 and 2012, respectively, for the estimated uncollectible portion of billed finance charges and fees. The finance charge and fee reserve, which is recorded as a contra asset on our consolidated balance sheets, totaled $216 million as of December 31, 2014, compared to $190 million as of December 31, 2013.
Loans Held for Sale
We also originated $5.4 billion, $2.1 billion and $1.6 billion of conforming residential mortgage loans and commercial multifamily real estate loans in 2014, 2013 and 2012, respectively. We retained servicing on 96% of these loans sold in 2014, and we retained servicing on 92% of these loans sold in both 2013 and 2012.

146	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.
See “Note 1—Summary of Significant Accounting Policies” for further discussion on the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments.
Allowance for Loan and Lease Losses Activity
The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. The provision for credit losses, which is recorded in earnings, reflects credit losses we believe have been incurred and will eventually be reflected over time in our net charge-offs. Charge-offs of uncollectible amounts are deducted from the allowance for loan and lease losses and subsequent recoveries are included. The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the years ended December 31, 2014 and 2013:
Table 5.1: Allowance for Loan and Lease Losses

	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2012	$3,979	$486	$113	$112	$711	$433	$33	$5,156	$35	$5,191
Provision (benefit) for credit losses	2,824	665	(14)	5	656	(76)	(3)	3,401	52	3,453
Charge-offs	(4,542)	(784)	(26)	(78)	(888)	(49)	(26)	(5,505)	0	(5,505)
Recoveries	1,257	238	10	24	272	35	7	1,571	0	1,571
Net charge-offs	(3,285)	(546)	(16)	(54)	(616)	(14)	(19)	(3,934)	0	(3,934)
Other changes(2)	(304)	1	0	0	1	(5)	0	(308)	0	(308)
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402
Provision (benefit) for credit losses	2,750	674	(3)	32	703	67	(5)	3,515	26	3,541
Charge-offs	(3,963)	(898)	(32)	(59)	(989)	(34)	(10)	(4,996)	0	(4,996)
Recoveries	1,235	279	15	20	314	24	9	1,582	0	1,582
Net charge-offs	(2,728)	(619)	(17)	(39)	(675)	(10)	(1)	(3,414)	0	(3,414)
Other changes(2)	(32)	0	(1)	0	(1)	0	0	(33)	0	(33)
Balance as of December 31, 2014	$3,204	$661	$62	$56	$779	$395	$5	$4,383	$113	$4,496
__________

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

147	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses, by portfolio segment and impairment methodology, and the recorded investment of the related loans as of December 31, 2014 and 2013:
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	December 31, 2014
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,985	$642	$18	$50	$710	$356	$5	$4,056
Asset-specific(2)	219	19	17	6	42	39	0	300
Acquired Loans(3)	0	0	27	0	27	0	0	27
Total allowance for loan and lease losses	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Loans held for investment by impairment methodology:
Collectively evaluated(1)	$85,161	$37,594	$6,427	$3,486	$47,507	$50,328	$111	$183,107
Asset-specific(2)	692	230	367	50	647	370	0	1,709
Acquired Loans(3)	23	0	23,241	44	23,285	192	0	23,500
Total loans held for investment	$85,876	$37,824	$30,035	$3,580	$71,439	$50,890	$111	$208,316
Allowance as a percentage of period-end loans held for investment	3.73%	1.75%	0.21%	1.58%	1.09%	0.78%	4.68%	2.10%

	December 31, 2013
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses by impairment methodology:
Collectively evaluated(1)	$2,953	$590	$27	$53	$670	$313	$11	$3,947
Asset-specific(2)	261	16	18	10	44	25	0	330
Acquired Loans(3)	0	0	38	0	38	0	0	38
Total allowance for loan and lease losses	$3,214	$606	$83	$63	$752	$338	$11	$4,315
Loans held for investment by impairment methodology:
Collectively evaluated(1)	$80,462	$31,683	$6,704	$3,501	$41,888	$44,420	$121	$166,891
Asset-specific(2)	780	169	394	86	649	329	0	1,758
Acquired Loans(3)	63	5	28,184	36	28,225	262	0	28,550
Total loans held for investment	$81,305	$31,857	$35,282	$3,623	$70,762	$45,011	$121	$197,199
Allowance as a percentage of period-end loans held for investment	3.95%	1.90%	0.24%	1.74%	1.06%	0.75%	9.09%	2.19%
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

(3)
The Acquired Loans component of the allowance for loan and lease losses is accounted for based on expected cash flows. See “Note 1—Summary of Significant Accounting Policies” for details on these loans.

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
The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. The majority of the VIEs in which we are involved have been consolidated on our financial statements.
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of December 31, 2014 and 2013. We separately present information for consolidated and unconsolidated VIEs.
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
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs(1)

	December 31, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$36,779	$12,350	$0	$0	$0
Home loan securitizations(3)	0	0	221	31	876
Total securitization-related VIEs	36,779	12,350	221	31	876
Other VIEs:
Affordable housing entities	0	0	3,500	488	3,500
Entities that provide capital to low-income and rural communities	374	99	1	0	1
Other	4	0	74	0	74
Total other VIEs	378	99	3,575	488	3,575
Total VIEs	$37,157	$12,449	$3,796	$519	$4,451

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(2)	$40,422	$12,671	$0	$0	$0
Home loan securitizations(3)	0	0	199	15	702
Total securitization-related VIEs	40,422	12,671	199	15	702
Other VIEs:
Affordable housing entities	0	0	2,969	463	2,969
Entities that provide capital to low-income and rural communities	389	98	1	0	1
Other	1	1	95	0	95
Total other VIEs	390	99	3,065	463	3,065
Total VIEs	$40,812	$12,770	$3,264	$478	$3,767
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)	Represents the gross amount of assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.

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

Securitization-Related VIEs
In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In some cases, we are contractually required to exercise the repurchase option if the primary servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 20—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

150	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the securitization-related VIEs in which we had continuing involvement as of December 31, 2014 and 2013:
Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage	Mortgage
(Dollars in millions)	Credit Card	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
December 31, 2014:
Securities held by third-party investors	$11,624	$2,026		$95		$887
Receivables in the trust	36,545	2,094		89		893
Cash balance of spread or reserve accounts	0	8		N/A		143
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No		No	(2)
Amortization event(3)	No	No		No		No
December 31, 2013:
Securities held by third-party investors	$10,289	$2,320		$122		$994
Receivables in the trust	39,548	2,399		116		1,000
Cash balance of spread or reserve accounts	3	8		N/A		144
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	Yes	(1)	No	(2)
Amortization event(3)	No	No		No		No
__________

(1)	We retained servicing of the outstanding balance for a portion of securitized mortgage receivables.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)
Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics, such as net charge-off rates or delinquency rates, below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations
As of December 31, 2014 and 2013, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM mortgage loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.0 billion and $2.3 billion as of December 31, 2014 and 2013, respectively.
We continue to service a portion of the outstanding balance of securitized mortgage receivables. We also retain rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by the trusts. We generally estimate the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using our best estimates of the key assumptions which include credit losses, prepayment speeds and discount rates commensurate with the risks involved. For the trusts that we continue to service, we do not consolidate these entities because we do not have the right to receive benefits nor the obligation to absorb losses that could potentially be significant to the trusts. For the remaining trusts, for which we no longer service the underlying mortgage loans, we do not consolidate these entities since we do not have the power to direct the activities that most significantly impact the economic performance of the trusts.
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
We have also entered into certain derivative contracts related to the securitization activities. These are classified as free-standing derivatives, with fair value adjustments recorded in non-interest income in our consolidated statements of income. See “Note 10—Derivative Instruments and Hedging Activities” for further details on these derivatives.
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold HELOCs in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million and $29 million as of December 31, 2014 and 2013, respectively. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $6 million and $7 million related to those interests for our non-consolidated VIEs as of December 31, 2014 and 2013, respectively.
During 2013, we deconsolidated one of these trusts as a result of no longer being deemed the primary beneficiary due to our sale of loan servicing rights. The deconsolidation of the trust resulted in the removal of $33 million of assets and $30 million in liabilities from our consolidated balance sheets and a $3 million charge to in our consolidated statements of income. As such, we no longer consolidate the trust because we neither lack the power to direct the activities that most significantly impact the economic performance of the trust nor have the right to receive benefits of the obligation to absorb losses that could potentially be significant to the trusts.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $893 million and $1.0 billion as of December 31, 2014 and 2013, respectively. In the event the third-party servicer does not fulfill its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.5 billion and $3.0 billion as of December 31, 2014 and 2013, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities and was $3.5 billion and $3.0 billion as of December 31, 2014 and 2013, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide. The total assets of the unconsolidated VIE investment funds were $10.2 billion and $9.8 billion as of December 31, 2014 and 2013, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that we do not consider VIEs. The assets of the VIEs that we consolidated, which totaled approximately $374 million and $389 million as of December 31, 2014 and 2013, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.
Other
Other VIEs primarily includes a variable interest that we hold in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $159 million and $204 million as of December 31, 2014 and 2013, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our retained interest in the trust, which totaled approximately $74 million and $93 million as of December 31, 2014 and 2013, respectively, is reflected on our consolidated balance sheets under loans held for investment. Our maximum exposure to this entity is limited to our variable interest of $74 million and $93 million as of December 31, 2014 and 2013, respectively. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

153	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and MSRs as of December 31, 2014 and 2013. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs(1)

(Dollars in millions)	December 31, 2014	December 31, 2013
Goodwill	$13,978	$13,978
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	972	1,341
Core deposit intangibles	202	331
Other(2)	142	177
Total intangible assets	1,316	1,849
Total goodwill and intangible assets	$15,294	$15,827
MSRs:
Consumer MSRs(3)	$53	$73
Commercial MSRs(4)	147	132
Total MSRs	$200	$205
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)
Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and trademark/name intangibles. Also includes certain indefinite-lived intangibles of $4 million as of both December 31, 2014 and 2013.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)
Represents MSRs related to our Commercial Banking business that are subsequently measured under the amortization method and periodically assessed for impairment. We recorded $21 million and $3 million amortization expense for the years ended December 31, 2014 and 2013, respectively. None of these MSRs were impaired during the year ended December 31, 2014 and no valuation allowance was recorded as of December 31, 2014 and 2013.

Goodwill
The following table presents goodwill attributable to each of our business segments as of December 31, 2014 and 2013.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2012	$5,003	$4,583	$4,318	$13,904
Acquisitions	0	3	70	73
Other adjustments	2	(1)	0	1
Balance as of December 31, 2013	$5,005	$4,585	$4,388	$13,978
Acquisitions	2	10	0	12
Other adjustments	(6)	(2)	(4)	(12)
Balance as of December 31, 2014	$5,001	$4,593	$4,384	$13,978
Goodwill was not impaired as of December 31, 2014 or 2013, nor was any goodwill written off due to impairment during 2014, 2013 or 2012. The goodwill impairment test, performed at October 1 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any potential impairment loss.

154	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of reporting units is calculated using a discounted cash flow model, a form of the income approach. The model uses projected cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for risk inherent in each reporting unit. Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. Discount rates used in 2014 for the reporting units ranged from 8% to 13%. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that assumptions used were within a reasonable range of observable market data. Based on our analysis, fair value exceeded the carrying amount for all reporting units as of our annual testing date; therefore, the second step of impairment testing was unnecessary.
As part of the annual goodwill impairment test, we also assessed our market capitalization based on the average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributed to a reasonable control premium compared to historical control premiums seen in the industry.
We calculated the carrying amounts of our reporting units using an allocated economic capital approach based on each reporting unit’s specific regulatory capital, economic capital requirements and underlying risks. The total of the reporting unit carrying values for the October 1, 2014 annual goodwill impairment test was $34.9 billion, compared to consolidated equity of $44.0 billion as of September 30, 2014. Of the $9.1 billion remaining equity, $7.2 billion was primarily attributable to the following items: capital allocated to our Other category, preferred stock, and capital that was reserved for dividends and share buy-backs that occurred during the fourth quarter of 2014. The remaining unallocated equity of approximately $1.9 billion, which represented approximately 4% of our total equity, has been reserved for potential future capital needs.
We will continue to regularly monitor our market capitalization and capital allocations in 2015, overall economic conditions and other events or circumstances that may result in an impairment of goodwill in the future.
Intangible Assets
In connection with our acquisitions, we recorded intangible assets which include PCCR intangibles, core deposit intangibles, brokerage relations intangibles, partnership contract intangibles, other contract intangibles, trademark intangibles and other intangibles, which are subject to amortization. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships and the core deposit intangibles reflect the estimated value of deposit relationships. We did not record any impairment on intangible assets during 2014 or 2013.

155	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our intangible assets subject to amortization as of December 31, 2014 and 2013:
Table 7.3: Intangible Assets

	December 31, 2014
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
PCCR intangibles	$2,124	$(1,152)	$972	6.0 years
Core deposit intangibles	1,771	(1,569)	202	3.8 years
Other(1)	296	(158)	138	9.6 years
Total	$4,191	$(2,879)	$1,312	6.1 years

	December 31, 2013
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Period
PCCR intangibles	$2,125	$(784)	$1,341	6.9 years
Core deposit intangibles	1,771	(1,440)	331	4.7 years
Other(1)	312	(139)	173	10.2 years
Total	$4,208	$(2,363)	$1,845	6.8 years
__________

(1)	Consists of brokerage relationship intangibles, partnership and other contract intangibles, trademark intangibles and other intangibles.
Intangible assets are typically amortized over their respective estimated useful lives on either a straight-line or an accelerated basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2014, 2013 and 2012 and the estimated future amortization expense for intangible assets as of December 31, 2014:
Table 7.4: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2012	$609
2013	671
2014	532
Estimated future amounts for the year ended December 31,
2015	432
2016	335
2017	238
2018	153
2019	81
Thereafter	73
Total estimated future amounts	$1,312

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—PREMISES, EQUIPMENT AND LEASE COMMITMENTS
Premises and Equipment
Premises and equipment as of December 31, 2014 and 2013 were as follows:
Table 8.1: Components of Premises and Equipment

	December 31,
(Dollars in millions)	2014	2013
Land	$552	$569
Buildings and improvements	2,577	2,388
Furniture and equipment	1,730	1,874
Computer software	1,556	1,632
In progress	467	720
Total premises and equipment, gross	6,882	7,183
Less: Accumulated depreciation and amortization	(3,197)	(3,344)
Total premises and equipment, net	$3,685	$3,839
Depreciation and amortization expense was $656 million, $571 million and $468 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Lease Commitments
Certain premises and equipment are leased under agreements that expire at various dates through 2056, without taking into consideration available renewal options. Many of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. In some cases, rentals are subject to increases in relation to a cost of living index. Total rent expenses amounted to approximately $265 million, $245 million and $216 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum rental commitments as of December 31, 2014, for all non-cancelable operating leases with initial or remaining terms of one year or more are as follows:
Table 8.2: Lease Commitments

(Dollars in millions)	Estimated Future Minimum Rental Commitments
2015	$256
2016	254
2017	243
2018	230
2019	197
Thereafter	1,071
Total	$2,251
Minimum sublease rental income of $110 million due in future years under non-cancelable leases has not been included in the table above as a reduction to minimum lease payments.

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DEPOSITS AND BORROWINGS
Deposits
Our deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, which include demand, money market, time deposits, negotiable order of withdrawals (“NOW”), and saving accounts.
We had $180.5 billion and $181.9 billion in interest-bearing deposits as of December 31, 2014 and 2013, respectively. Time deposits issued by domestic offices totaled $8.3 billion and $9.2 billion as of December 31, 2014 and 2013, respectively. Of these deposits, the amount of domestic time deposits with a denomination of $100,000 or more was $2.3 billion and $2.9 billion as of December 31, 2014 and 2013, respectively. Time deposits issued by foreign offices totaled $977 million and $1.2 billion as of December 31, 2014 and 2013, respectively. Substantially all of our foreign time deposits were greater than $100,000 as of December 31, 2014 and 2013.
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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors were $11.6 billion and $10.3 billion as of December 31, 2014 and 2013, respectively. During 2014, $4.3 billion of new debt was issued to third-party investors from our loan securitization trusts, offset by $3.0 billion of debt maturities.
Senior and Subordinated Notes
As of December 31, 2014, we had $18.7 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $179 million. As of December 31, 2013, we had $13.1 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $8 million. During 2014, we issued $7.8 billion of long-term senior unsecured debt, comprised of $250 million of floating rate notes and $7.5 billion of fixed rate notes. During 2014, $2.4 billion of outstanding unsecured notes matured. See “Note 10—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
During 2013, we exchanged $1.2 billion of outstanding 8.80% subordinated notes due 2019. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes. The consideration was paid through a combination of $1.4 billion of new 3.375% subordinated notes due 2023 and cash of $209 million. In addition, in 2013, we exchanged $763 million of outstanding 6.75% senior notes due 2017. The transaction involved offering current holders market value plus an exchange premium for these outstanding notes. The consideration was paid through a combination of $839 million of new 3.5% senior notes due 2023 and cash of $88 million. Both exchanges were accounted for as a modification of debt. There were no such exchanges during 2014.
FHLB Advances and Other
In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $2.0 billion and $1.9 billion as of December 31, 2014 and 2013, respectively, and are included in other assets on our consolidated balance sheets.

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had outstanding FHLB advances and lines of credit, which were secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs, totaling $17.3 billion and $16.3 billion as of December 31, 2014 and 2013, respectively.
We have access to short-term borrowings through the Federal Reserve. Our membership with the Federal Reserve is secured by our investment in Federal Reserve stock, totaling $1.2 billion, as of both December 31, 2014 and 2013. We did not access the Federal Reserve Discount Window for funding during 2014 or 2013.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of December 31, 2014 and 2013. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.
Table 9.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2014	December 31, 2013
Deposits:
Non-interest bearing deposits	$25,081	$22,643
Interest-bearing deposits	180,467	181,880
Total deposits	$205,548	$204,523
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$880	$915
FHLB advances	16,200	15,300
Total short-term borrowings	$17,080	$16,215

	December 31, 2014
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate	Outstanding Amount	December 31, 2013
Long-term debt:
Securitized debt obligations(1)	2015 -2025	0.20 - 5.75%	1.40%	$11,624	$10,289
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2015 - 2024	1.00 - 6.75%	2.77	15,174	9,612
Floating unsecured senior debt	2015 - 2017	0.70 - 0.87%	0.77	880	852
Total unsecured senior debt			2.66	16,054	10,464
Fixed unsecured subordinated debt	2016 - 2023	3.38 - 8.80%	4.97	2,630	2,670
Total senior and subordinated notes				18,684	13,134
Other long-term borrowings:
FHLB advances	2015 - 2023	0.26 - 6.88%	0.56	1,069	1,016
Total long-term debt				31,377	24,439
Total short-term borrowings and long-term debt				$48,457	$40,654
__________

(1)	Outstanding amount includes the impact from hedge accounting.

159	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest-bearing deposits, securitized debt obligations and other debt as of December 31, 2014 mature as follows:
Table 9.2: Maturity Profile of Borrowings and Debt

(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Interest-bearing time deposits(1)	$6,215	$1,302	$532	$675	$440	$125	$9,289
Securitized debt obligations	500	3,520	6,391	0	1,138	75	11,624
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	0	0	0	0	0	880
Senior and subordinated notes	2,632	2,558	3,103	1,187	3,832	5,372	18,684
Other borrowings	17,219	19	18	10	1	2	17,269
Total	$27,446	$7,399	$10,044	$1,872	$5,411	$5,574	$57,746
__________

(1)	Includes only those interest-bearing deposits which have a contractual maturity date.
Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the years ended December 31, 2014, 2013 and 2012:
Table 9.3: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$2	$1	$2
FHLB advances	19	28	18
Total short-term borrowings	21	29	20
Long-term debt:
Securitized debt obligations(1)	145	183	271
Senior and subordinated notes(1)	299	315	345
Other long-term borrowings	26	24	336
Total long-term debt	470	522	952
Total interest expense on short-term borrowings and long-term debt	$491	$551	$972
__________

(1)	Interest expense includes the impact from hedge accounting.

160	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage our asset and liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Market and Liquidity Risk Policy which is approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current asset and liability management policy also includes the use of derivatives to hedge foreign currency denominated transactions to limit our earnings and capital ratio exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risk. We offer various derivatives to our customers as part of our Commercial Banking business but usually offset our exposure through derivative transactions with other counterparties. We also enter into interest rate and foreign exchange derivative contracts with our commercial lending customers as a customer accommodation.
Accounting for Derivatives
Our derivatives are designated as either qualifying accounting hedges or free-standing derivatives. Free-standing derivatives primarily consist of customer-accommodation derivatives and economic hedges that do not qualify for hedge accounting. Qualifying accounting hedges are designated as fair value hedges, cash flow hedges or net investment hedges.

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

•
Cash Flow Hedges: We designate derivatives as cash flow hedges to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges consist of interest rate swaps that are intended to hedge the variability in interest payments on some of our variable-rate assets through 2020. These hedges have the effect of converting some of our variable-rate assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings.

•
Net Investment Hedges: We use net investment hedges to manage the foreign currency exposure related to our net investments in foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI, offsetting the translation gain or loss from those foreign operations. During 2014, we executed net investment hedges using foreign exchange forward contracts to hedge the translation exposure of the net investment in our foreign operations.

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

161	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation
The following table summarizes the notional and fair values of our derivative instruments reported on our consolidated balance sheets as of December 31, 2014 and 2013. The fair value amounts are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories.
Table 10.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2014			December 31, 2013
	Notional or Contractual Amount	Derivative		Notional or Contractual Amount	Derivative
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$24,543	$289	$22	$15,695	$289	$223
Cash flow hedges	24,450	95	7	12,825	0	149
Total interest rate contracts	48,993	384	29	28,520	289	372
Foreign exchange contracts:
Cash flow hedges	5,546	221	2	4,806	49	53
Net investment hedges	2,476	73	0	0	0	0
Total foreign exchange contracts	8,022	294	2	4,806	49	53
Total derivatives designated as accounting hedges	57,015	678	31	33,326	338	425
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(1)	777	9	2	353	0	7
Customer accommodation	27,646	376	217	25,365	405	209
Other interest rate exposures(2)	2,614	33	21	1,864	29	17
Total interest rate contracts	31,037	418	240	27,582	434	233
Foreign exchange contracts	0	0	0	1,422	184	37
Other contracts	593	0	5	1,094	3	15
Total derivatives not designated as accounting hedges	31,630	418	245	30,098	621	285
Total derivatives	$88,645	$1,096	$276	$63,424	$959	$710
__________

(1)	Includes interest rate swaps and To Be Announced (“TBA”) contracts.

(2)	Other interest rate exposures include mortgage related derivatives.
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
We present all of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As of December 31, 2014 and 2013, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables. The following table presents as of December 31, 2014 and 2013, the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amount permitted under the accounting standard for offsetting assets and liabilities. Under the accounting standard, gross positive fair values could be offset against gross negative fair values by counterparty pursuant to legally enforceable master netting agreements, if certain conditions are met and the net presentation method is elected. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts related to derivative assets, derivative liabilities and repurchase agreements are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of overcollateralization are not shown.

162	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Offsetting Amounts Not Netted
(Dollars in millions)				Financial Instruments	Collateral Received	Net Exposure(1)
As of December 31, 2014
Derivatives assets	$1,096	$0	$1,096	$(161)	$(560)	$375
As of December 31, 2013
Derivatives assets	$959	$0	$959	$(262)	$(450)	$247

	Gross Amounts	Offsetting Amounts	Net Amounts as Recognized	Offsetting Amounts Not Netted
(Dollars in millions)				Financial Instruments	Collateral Pledged	Net Exposure
As of December 31, 2014
Derivatives liabilities	$276	$0	$276	$(161)	$(76)	$39
Repurchase agreements	869	0	869	0	(869)	0
As of December 31, 2013
Derivatives liabilities	$710	$0	$710	$(262)	$(371)	$77
Repurchase agreements	907	0	907	0	(907)	0
__________

(1)
The majority of the net position relates to customer-accommodation derivatives. Customer-accommodation derivatives are cross-collateralized by the associated commercial loans and we do not require additional collateral on these transactions.

Credit Risk-Related Contingency Features and Collateral
Certain of our derivatives contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivatives counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivatives contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivatives counterparties to demand additional collateralization on such derivatives instruments in a net liability position. We posted $87 million and $371 million of cash collateral as of December 31, 2014 and 2013, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post an additional variation margin, which represents the impact of daily position mark-to-market calculations, of less than $1 million as of both December 31, 2014 and 2013. In addition, we would have been required to post independent margin of $65 million and $58 million as of December 31, 2014 and 2013, respectively, in compliance with the terms of certain of our swap agreements. The fair value of derivatives instruments with credit-risk-related contingent features in a net liability position was less than $1 million and $1 million as of December 31, 2014 and 2013, respectively.
Derivatives Counterparty Credit Risk
Derivatives instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivatives counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivatives assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and maintain collateral agreements with certain derivative counterparties. These agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $695 million and $397 million as of December 31, 2014 and 2013, respectively. We also received securities from derivatives counterparties totaling $91 million and $53 million as of December 31, 2014 and 2013, respectively, which we have the ability to re-pledge.
We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each

163	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivatives contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivatives asset balance was $5 million and $7 million as of December 31, 2014 and 2013, respectively. We also adjust the fair value of our derivatives liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million and $6 million as of December 31, 2014 and 2013, respectively.
Income Statement Presentation and AOCI
The following tables summarize the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the years ended December 31, 2014, 2013 and 2012:
Table 10.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains (losses) recognized in earnings on derivatives	$200	$(550)	$1
(Losses) gains recognized in earnings on hedged items	(157)	507	(37)
Net fair value hedge ineffectiveness gains (losses)	43	(43)	(36)
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	23	(12)	4
Customer accommodation	18	49	39
Other interest rate exposures	11	(9)	(60)
Total interest rate contracts	52	28	(17)
Foreign exchange contracts	1	(5)	(15)
Other contracts	(1)	(20)	(4)
Total gains (losses) on derivatives not designated as accounting hedges	52	3	(36)
Net derivative gains (losses) recognized in earnings	$95	$(40)	$(72)
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

164	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the years ended December 31, 2014, 2013 and 2012:
Table 10.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$251	$(103)	$116
Foreign exchange contracts	(23)	(21)	(23)
Subtotal	228	(124)	93
Net investment hedges:
Foreign exchange contracts	132	0	0
Net derivatives gains (losses) recognized in AOCI	$360	$(124)	$93
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$131	$53	$42
Foreign exchange contracts(2)	(23)	(22)	(22)
Subtotal	108	31	20
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	1	(1)	0
Net derivative gains recognized in earnings	$109	$30	$20
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $181 million currently recorded in AOCI as of December 31, 2014. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately five years as of December 31, 2014. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

165	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCKHOLDERS' EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2014 and 2013.
Table 11.1: Preferred Stock Issued and Outstanding

						Carrying Value (in millions)
Series	Issuance Date	Redeemable by Issuer Beginning	Non-cumulative Fixed Dividend Rate per Annum	Redemption Price per Depositary Share	Number of Depositary Shares(1)	December 31, 2014	December 31, 2013
Series B	August 20, 2012	September 1, 2017	6.00%	$25	35,000,000	$853	$853
Series C	June 12, 2014	September 1, 2019	6.25	25	20,000,000	484	N/A
Series D	October 31, 2014	December 1, 2019	6.70	25	20,000,000	485	N/A
Total						$1,822	$853
__________

(1)	Each depositary share represents a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the years ended December 31, 2014, 2013 and 2012. AOCI is presented net of deferred tax of $171 million and $544 million as of December 31, 2014 and 2013, respectively.
Table 11.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2011	$304	$0	$(26)	$(49)	$(60)	$169
Net other comprehensive income	399	0	71	81	19	570
AOCI as of December 31, 2012	703	0	45	32	(41)	739
Other comprehensive income (loss) before reclassifications	(619)	(915)	(124)	8	18	(1,632)
Amounts reclassified from AOCI into earnings	22	18	(31)	0	12	21
Net other comprehensive income (loss)	(597)	(897)	(155)	8	30	(1,611)
AOCI as of December 31, 2013	106	(897)	(110)	40	(11)	(872)
Other comprehensive income (loss) before reclassifications	302	0	228	(48)	(5)	477
Amounts reclassified from AOCI into earnings	2	76	(108)	0	(5)	(35)
Net other comprehensive income (loss)	304	76	120	(48)	(10)	442
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
__________

(1)
During 2013, we transferred securities with a fair value of $18.3 billion on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized losses of $1.5 billion at the date of transfer. The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value. These unrealized gains or losses will be recorded over the remaining life of the security with no impact on future net income.

(2)	Includes the impact from hedging instruments designated as net investment hedges that were entered into during 2014.
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the years ended December 31, 2014 and 2013.

166	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 11.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2014	2013
Securities available for sale:
	Non-interest income - Other	$21	$7
	Non-interest income - OTTI	(24)	(41)
	Loss from continuing operations before income taxes	(3)	(34)
	Income tax benefit	(1)	(12)
	Net loss	(2)	(22)
Securities held to maturity:(1)
	Non-interest income - Other	(131)	(29)
	Income tax benefit	(55)	(11)
	Net loss	(76)	(18)
Cash flow hedges:
Interest rate contracts:	Interest income - Other	209	86
Foreign exchange contracts:	Non-interest income - Other	(36)	(35)
	Income from continuing operations before income taxes	173	51
	Income tax provision	65	20
	Net income	108	31
Other:
	Various (pension and other)	11	(13)
	Income tax provision (benefit)	6	(1)
	Net income (loss)	5	(12)
Total reclassifications		$35	$(21)
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

The table below summarizes other comprehensive income activity and the related tax impact for the years ended December 31, 2014, 2013 and 2012:
Table 11.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2014			2013			2012
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$482	$178	$304	$(961)	$(364)	$(597)	$673	$256	$417
Net changes in securities held to maturity	131	55	76	(1,435)	(538)	(897)	0	0	0
Net unrealized gains (losses) on cash flow hedges	192	72	120	(250)	(95)	(155)	120	47	73
Foreign currency translation adjustments(1)	29	77	(48)	8	0	8	81	0	81
Other	(18)	(8)	(10)	49	19	30	(1)	0	(1)
Other comprehensive income (loss)	$816	$374	$442	$(2,589)	$(978)	$(1,611)	$873	$303	$570
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges that were entered into during 2014.

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the OCC, respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of assets and off-balance sheet items. National banks, as insured depository institutions, are also subject to Prompt Corrective Action (“PCA”) capital regulations, which require the Federal Reserve, OCC and FDIC (collectively, the “Federal Banking Agencies”) to take PCA for banks that do not meet established minimum capital requirements.
In July 2013, the Federal Banking Agencies finalized a new capital rule that implements the Basel III capital accord (the “Final Basel III Capital Rules”) developed by the Basel Committee on Banking Supervision (“Basel Committee”) and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements. Prior to being revised in the Final Basel III Capital Rules, the minimum risk-based capital requirements adopted by the Federal Banking Agencies followed the Basel I framework, originally promulgated pursuant to the Basel Committee’s Basel I accord, and the advanced approaches capital rules (“Advanced Approaches”), based upon the framework originally promulgated as a result of the Basel II accord. The Final Basel III Capital Rules amended both the Basel I and Advanced Approaches frameworks, establishing a new common equity Tier 1 capital requirement and setting higher minimum capital ratio requirements. The Company refers to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”
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
As of January 1, 2014, the minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations include a common equity Tier 1 capital ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 5.5%, a total risk-based capital ratio of at least 8.0%, and a Tier 1 leverage capital ratio of at least 4.0%.
Prior to 2014, we also disclosed a Tier 1 common capital ratio for our bank holding company, which is a regulatory capital measure widely used by investors, analysts, rating agencies and bank regulatory agencies to assess the capital position of financial services companies. There was no mandated minimum or well-capitalized standard for the Tier 1 common capital ratio.

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of our regulatory capital amounts and ratios under the Federal Banking Agencies’ capital adequacy standards as of December 31, 2014 and 2013.
Table 12.1: Capital Ratios Under Basel I(1)(2)

	December 31, 2014				December 31, 2013
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	$29,534	12.46%	4.00%	N/A	N/A	N/A	N/A	N/A
Tier 1 common capital(4)	N/A	N/A	N/A	N/A	$27,375	12.19%	N/A	N/A
Tier 1 risk-based capital(5)	$31,355	13.23%	5.50%	6.00%	28,230	12.57	4.00%	6.00%
Total risk-based capital(6)	35,879	15.14	8.00	10.00	32,987	14.69	8.00	10.00
Tier 1 leverage(7)	31,355	10.77	4.00	N/A	28,230	10.06	4.00	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	8,503	11.33	4.00	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	8,503	11.33	5.50	6.00%	$8,103	11.47%	4.00%	6.00%
Total risk-based capital(6)	10,938	14.57	8.00	10.00	10,528	14.90	8.00	10.00
Tier 1 leverage(7)	8,503	9.64	4.00	5.00	8,103	10.21	4.00	5.00
Capital One, N.A.:
Common equity Tier 1 capital(3)	21,136	12.53	4.00	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital(5)	21,136	12.53	5.50	6.00%	$19,930	12.67%	4.00%	6.00%
Total risk-based capital(6)	22,881	13.57	8.00	10.00	21,645	13.76	8.00	10.00
Tier 1 leverage(7)	21,136	8.90	4.00	5.00	19,930	8.96	4.00	5.00
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.

(2)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of December 31, 2014 and are calculated based on the Basel I capital framework as of December 31, 2013. Capital ratios that are not applicable are denoted by “N/A.”

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
Capital One Financial Corporation exceeded Federal Banking Agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of December 31, 2014 and 2013.
Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA and CONA were $1.6 billion and $281 million, respectively, as of December 31, 2014. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends.

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2014	2013	2012
Basic earnings
Income from continuing operations, net of tax	$4,423	$4,354	$3,709
Income (loss) from discontinued operations, net of tax	5	(233)	(217)
Net income	4,428	4,121	3,492
Dividends and undistributed earnings allocated to participating securities(1)	(18)	(17)	(15)
Preferred stock dividends	(67)	(53)	(15)
Net income available to common stockholders	$4,343	$4,051	$3,462

Net income from continuing operations per share	$7.70	$7.39	$6.56
Income (loss) from discontinued operations per share	0.01	(0.40)	(0.39)
Net income per share	$7.71	$6.99	$6.17
Total weighted-average basic shares outstanding	563.1	579.7	561.1

Diluted earnings(2)
Net income available to common stockholders	$4,343	$4,051	$3,462
Net income from continuing operations per share	$7.58	$7.28	$6.49
Income (loss) from discontinued operations per share	0.01	(0.39)	(0.38)
Net income per share	$7.59	$6.89	$6.11

Total weighted-average basic shares outstanding	563.1	579.7	561.1
Effect of dilutive securities:
Stock options	2.7	2.2	1.5
Other contingently issuable shares	1.6	1.5	1.1
Warrants(3)	4.5	4.2	2.8
Total effect of dilutive securities	8.8	7.9	5.4
Total weighted-average diluted shares outstanding	571.9	587.6	566.5
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Excluded from the computation of diluted earnings per share were 2.9 million shares related to options with exercise prices ranging from $70.96 to $88.81, and 5.2 million shares related to options with exercise prices ranging from $56.28 to $88.81 for the years ended December 31, 2014 and 2013, respectively, because their inclusion would be anti-dilutive. For the year ended December 31, 2012, 6.9 million shares related to options and other contingently issuable shares were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive; the options had exercise prices ranging from $45.75 to $89.10.

(3)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of December 31, 2014, there were 6.4 million warrants to purchase common stock outstanding, which represents approximately half of the warrants issued in the initial offering.

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—OTHER NON-INTEREST EXPENSE
The following table represents the components of other non-interest expense for 2014, 2013 and 2012:
Table 14.1: Components of Other Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Collections	$372	$470	$544
Fraud losses	275	218	190
Bankcard, regulatory, and other fee assessments	465	562	525
Other	623	794	990
Total other non-interest expense	$1,735	$2,044	$2,249

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees, directors and third-party service providers (if applicable). As of December 31, 2014, under the Amended and Restated 2004 Stock Incentive plan (the “2004 Plan”), we are authorized to issue 55 million common shares in various forms, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), share-settled restricted stock units (“RSUs”), performance share awards (“PSA”), and performance share units (“PSU”). Of this amount, 22 million shares remain available for future issuance as of December 31, 2014. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units (and in the past issued cash equity units). These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan.
Total compensation expense recognized for stock-based compensation for 2014, 2013 and 2012 was $205 million, $240 million and $202 million, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based compensation for 2014, 2013 and 2012 was $77 million, $91 million and $77 million, respectively.
Stock Options
Stock options have a maximum contractual term of ten years. Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. Option vesting is determined at the time of grant and may be subject to the achievement of any applicable performance conditions. Options generally become exercisable over three years beginning on the first anniversary of the date of grant, however some option grants cliff-vest on or shortly after the first or third anniversary of the grant date.
The following table presents a summary of 2014 activity for stock options and the balance of stock options exercisable as of December 31, 2014.
Table 15.1: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	12,251	$57.41
Granted	532	71.93
Exercised	(1,924)	67.86
Forfeited	(308)	69.69
Expired	(13)	66.11
Outstanding as of December 31, 2014	10,538	$55.87	4.0 years	$289
Exercisable as of December 31, 2014	9,013	$55.49	3.3 years	$252
The weighted-average fair value of each option granted for 2014, 2013 and 2012 was $16.39, $13.42 and $12.25, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $24 million, $47 million, and $36 million, respectively. The unrecognized compensation expense related to stock options as of December 31, 2014 was $5 million, which is expected to be amortized over a weighted-average period of 1.5 years. The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 15.2: Stock Options Cash Flow Impact

	Year ended December 31,
(Dollars in millions)	2014	2013	2012
Cash received for options exercised	$131	$105	$66
Tax benefit realized for options exercised	9	18	14
Compensation expense for stock options is based on the grant date fair value, which is estimated using the Black-Scholes option-pricing model. The option pricing model requires the use of numerous assumptions, many of which are subjective.
The following table presents the weighted-average assumptions used to value stock options granted during 2014, 2013 and 2012.
Table 15.3: Fair Value of Stock Options Granted

	Year Ended December 31,
Assumptions	2014	2013	2012
Dividend yield(1)	1.74%	2.29%	1.70%
Volatility(2)	26.00	32.00	35.00
Risk-free interest rate(3)	1.92	1.07	0.74
Expected option lives(4)	6.1 years	5.6 years	5.0 years
__________

(1)	Represents the expected dividend rate over the life of the option.

(2)	Based on the implied volatility of exchange-traded options.

(3)	Based on the U.S. Treasury yield curve.

(4)	Represents the period of time that options granted are expected to remain outstanding based on historical activities.
Restricted Stock Awards and Units
RSAs and RSUs are granted to certain employees at no cost to the recipient and generally vest over three years from the date of grant, however some RSAs and RSUs cliff vest on or shortly after the first or third anniversary of the grant date. These awards and units are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period of time. A recipient of a RSA is entitled to voting rights and is generally entitled to dividends on the common stock. A recipient of a RSU is entitled to receive a share of common stock after the applicable restrictions lapse. Additionally, a recipient of a RSU is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding, but is not entitled to voting rights.
Generally, the value of RSAs and RSUs will equal the fair market value of our common stock on the date of grant and the expense is recognized over the vesting period.
The following table presents a summary of 2014 activity for RSAs and RSUs.
Table 15.4: Summary of Restricted Stock Awards and Units

	Restricted Stock Awards		Restricted Stock Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2014	1,668	$53.86	520	$50.52
Granted	0	0.00	1,128	72.12
Vested	(797)	50.45	(68)	45.97
Forfeited	(77)	54.06	(94)	70.52
Unvested as of December 31, 2014	794	$57.28	1,486	$65.86

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no new RSA grants in 2014. The weighted-average grant date fair value of RSAs in 2013 and 2012 was $58.93 and $46.64, respectively. The total fair value of RSAs that vested during 2014, 2013, and 2012 was $57 million, $56 million and $102 million, respectively. The unrecognized compensation expense related to unvested RSAs as of December 31, 2014 was $25 million, which is expected to be amortized over a weighted-average period of 1.6 years.
The weighted-average grant date fair value of RSUs in 2014, 2013 and 2012 was $72.12, $58.10 and $52.17, respectively. The total fair value of RSUs that vested during 2014, 2013, and 2012 was $5 million, $6 million and $5 million, respectively. The unrecognized compensation expense related to unvested RSUs as of December 31, 2014 was $44 million, which is expected to be amortized over a weighted-average period of 2.1 years.
Performance Share Awards and Units
PSAs and PSUs are granted to certain employees at no cost to the recipient, and generally vest over three years from the date of grant, however some PSUs cliff vest on or shortly after the third anniversary of the grant date. Generally, the value of PSAs and PSUs will equal the fair market value of our common stock on the date of grant and the expense is recognized over the vesting period. A recipient of a PSA is entitled to voting rights and is generally entitled to dividends on the common stock. A recipient of a PSU is entitled to receive a share of common stock after the applicable restrictions lapse. Additionally, a recipient of a PSU is generally entitled to receive cash payments or additional shares of common stock equivalent to any dividends paid on the underlying common stock during the period the PSU is outstanding, but is not entitled to voting rights.
The number of PSAs that vest each year can be reduced by 50% or 100% depending on whether specific performance goals are met during the vesting period.
The number of PSUs that will ultimately vest is contingent upon meeting specific performance goals over a three-year period. Certain PSUs granted in 2014 and all PSUs granted in 2013 include an opportunity to receive from 0% to 150% of the target number of common shares, while the PSUs granted in 2012 include an opportunity to receive from 0% to 200% of the target number of common shares.
The following table presents a summary of 2014 activity for PSAs and PSUs.
Table 15.5: Summary of Performance Share Awards and Units

	Performance Share Awards		Performance Share Units
(Shares/units in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2014	1,139	$51.87	864	$50.21
Granted(1)	22	70.96	1,096	68.66
Vested(1)	(462)	50.82	(289)	48.33
Forfeited	(111)	52.28	(147)	66.70
Unvested as of December 31, 2014	588	$53.33	1,524	$62.25
__________

(1)	Includes adjustments for achievement of specific performance goals for performance share units granted in prior periods.
The weighted-average grant date fair value of PSAs granted during 2014, 2013 and 2012 was $70.96, $56.32 and $45.91, respectively. The total fair value of PSAs that vested during 2014 and 2013 was $33 million and $16 million, respectively. The unrecognized compensation expense related to unvested PSAs as of December 31, 2014 was $4 million, which is expected to be amortized over a weighted-average period of 0.5 years.
The weighted-average grant date fair value of PSUs granted during 2014, 2013 and 2012 was $68.66, $52.05 and $39.07, respectively. The total fair value of performance share units that vested on the vesting date was $20 million, $10 million and $21 million in 2014, 2013 and 2012, respectively. The unrecognized compensation expense related to unvested performance share units as of December 31, 2014 was $26 million, which is expected to be amortized over a weighted-average period of 1.1 years.

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Settled Units
Cash-settled units are recorded as liabilities and marked-to-market on a quarterly basis. Cash-settled units are settled with a cash payment for each unit vested that is equal to the average fair market value of our common stock for the 15 or 20 trading days preceding the vesting date. Cash-settled units generally vest over three years beginning on the first anniversary of the date of grant, however some cash-settled units cliff vest shortly before the one year anniversary of the grant date or on or shortly after the third anniversary of the grant date. Cash-settled units vesting during 2014, 2013 and 2012 resulted in cash payments to associates of $72 million, $74 million, and $88 million, respectively. We expect to recognize the unrecognized compensation cost for unvested cash-settled units of $14 million, as of December 31, 2014, based on the closing price of our common stock as of that date, over a weighted-average period of 0.8 years.
Associate Stock Purchase Plan
We maintain an Associate Stock Purchase Plan (the “Purchase Plan”) which is a compensatory plan under the accounting guidance for stock-based compensation. We recognized $13 million, $11 million and $8 million in compensation expense for 2014, 2013 and 2012, respectively, under the Purchase Plan.
Under the Purchase Plan, eligible associates are permitted to contribute between 1% and 15% of their base salary through payroll deductions. The amounts contributed are applied to the purchase of our unissued common or treasury stock at 85% of the current market price. Shares may also be acquired on the open market. Dividends for active participants are automatically reinvested in additional shares of common stock. Of the 18 million total authorized shares as of December 31, 2014, 8 million shares were available for issuance.
Dividend Reinvestment and Stock Purchase Plan
In 2002, we implemented our Dividend Reinvestment and Stock Purchase Plan (the “2002 DRP”), which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments. Of the 8 million total authorized shares as of December 31, 2014, 7 million shares were available for issuance under the 2002 DRP.

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service compensation limit) less deferrals. We contributed a total of $214 million, $206 million and $167 million to these plans during the years ended December 31, 2014, 2013 and 2012, respectively.
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
Our pension plans and the other postretirement benefit plans are valued using December 31, 2014 and 2013 measurement dates. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.
The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized on our consolidated balance sheets.
Table 16.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation as of January 1,	$185	$207	$53	$67
Service cost	1	1	0	0
Interest cost	8	7	2	2
Benefits paid	(17)	(17)	(3)	(4)
Net actuarial loss (gain)	27	(13)	3	(12)
Benefit obligation as of December 31,	$204	$185	$55	$53
Change in plan assets:
Fair value of plan assets as of January 1,	$230	$224	$7	$7
Actual return on plan assets	25	22	0	1
Employer contributions	1	1	3	3
Benefits paid	(17)	(17)	(3)	(4)
Fair value of plan assets as of December 31,	$239	$230	$7	$7
Over (under) funded status as of December 31,	$35	$45	$(48)	$(46)

176	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Balance sheet presentation as of December 31,
Other assets	$48	$56	$0	$0
Other liabilities	(13)	(11)	(48)	(46)
Net amount recognized as of December 31,	$35	$45	$(48)	$(46)
Accumulated benefit obligation as of December 31,	$204	$185	$0	$0
The following table presents the components of net periodic benefit costs and other amounts recognized in other comprehensive income.
Table 16.2: Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2014	2013	2014	2013
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$1	$1	$0	$0
Interest cost	8	7	2	2
Expected return on plan assets	(14)	(14)	0	0
Amortization of transition obligation, prior service credit, and net actuarial loss (gain)	1	2	(3)	(3)
Net periodic benefit gain	$(4)	$(4)	$(1)	$(1)

Changes recognized in other comprehensive income, pretax:
Net actuarial gain (loss)	$(16)	$22	$(3)	$13
Reclassification adjustments for amounts recognized in net periodic benefit cost	1	2	(3)	(3)
Total gain (loss) recognized in other comprehensive income	$(15)	$24	$(6)	$10
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of the following:
Table 16.3: Amounts Recognized in AOCI

	December 31,
	2014	2013	2014	2013
(Dollars in millions)	Defined Pension Benefits		Other Postretirement Benefits
Prior service cost	$0	$0	$(1)	$(1)
Net actuarial gain (loss)	(67)	(52)	8	14
Accumulated other comprehensive (loss) income	$(67)	$(52)	$7	$13
Pre-tax amounts recorded in AOCI as of December 31, 2014 that are expected to be recognized as a component of our net periodic benefit cost in 2015 consist of the following:

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 16.4: Estimated Amortization of Unamortized Actuarial Gains and Losses - 2015

	2015 Estimate
(Dollars in millions)	Defined Pension Benefits	Other Postretirement Benefits
Prior service cost	$0	$0
Net actuarial gain (loss)	(1)	1
Net gain (loss)	$(1)	$1
The following table presents weighted-average assumptions used in the accounting for the plans:
Table 16.5: Assumptions Used in the Accounting for the Plans

	December 31,
	2014	2013	2014	2013
	Defined Pension Benefits		Other Postretirement Benefits
Assumptions for benefit obligations at measurement date:
Discount rate	3.9%	4.6%	3.9%	4.6%
Assumptions for periodic benefit cost for the year ended:
Discount rate	4.6	3.7	4.6	3.7
Expected long-term rate of return on plan assets	6.5	6.5	6.5	6.5
Assumptions for year-end valuations:
Health care cost trend rate assumed for next year:
Pre-age 65	N/A	N/A	7.3	7.5
Post-age 65	N/A	N/A	7.4	7.7
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.5	4.5
Year the rate reaches the ultimate trend rate	N/A	N/A	2028	2028
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
Assumed health care trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
Table 16.6: Sensitivity Analysis

	Year Ended December 31,
(Dollars in millions)	2014		2013
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on year-end postretirement benefit obligation	$7	$(6)	$6	$(5)
Effect on total service and interest cost components	0	0	0	0

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets
The qualified defined benefit pension plan asset allocations as of the annual measurement dates are as follows:
Table 16.7: Plan Assets

	December 31,
	2014	2013
Common collective trusts(1)	59%	63%
Corporate bonds (S&P rating of A or higher)	6	6
Corporate bonds (S&P rating of lower than A)	12	10
Government securities	16	14
Mortgage-backed securities	6	6
Municipal bonds	1	1
Total	100%	100%
__________

(1)	Common collective trusts include domestic and international equity securities.
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
Fair Value Measurement
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods we utilize, see “Note 1—Summary of Significant Accounting Policies” and “Note 18—Fair Value Measurement.”
Table 16.8: Plan Assets Measured at Fair Value on a Recurring Basis

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Common collective trusts	$0	$146	$0	$146
Corporate bonds (S&P rating of A or higher)	0	16	0	16
Corporate bonds (S&P rating of lower than A)	0	30	0	30
Government securities	0	38	0	38
Mortgage-backed securities	0	15	0	15
Municipal bonds	0	1	0	1
Total planned assets	$0	$246	$0	$246

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair Value
(Dollars in millions)	Level 1	Level 2	Level 3
Common collective trusts	$0	$150	$0	$150
Corporate bonds (S&P rating of A or higher)	0	15	0	15
Corporate bonds (S&P rating of lower than A)	0	24	0	24
Government securities	0	33	0	33
Mortgage-backed securities	0	14	0	14
Municipal bonds	0	1	0	1
Total planned assets	$0	$237	$0	$237
Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Table 16.9: Expected Future Benefits Payments

(Dollars in millions)	Pension Benefits	Postretirement Benefits
2015	$12	$4
2016	12	4
2017	11	4
2018	11	3
2019	11	3
2020-2024	56	15
In 2015, $1 million in contributions are expected to be made to the pension plans and $2 million in contributions are expected to be made to other postretirement benefits plans.

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—INCOME TAXES
We account for income taxes in accordance with the accounting guidance prescribed by the FASB, recognizing the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior periods have been recast to conform to this presentation.
The following table presents significant components of the provision for income taxes attributable to continuing operations:
Table 17.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Current income tax provision:
Federal taxes	$1,934	$1,581	$1,590
State taxes	197	194	154
International taxes	91	115	44
Total current provision	$2,222	$1,890	$1,788
Deferred income tax (benefit) provision:
Federal taxes	$(125)	$284	$(246)
State taxes	22	46	(85)
International taxes	27	4	18
Total deferred (benefit) provision	$(76)	$334	$(313)
Total income tax provision	$2,146	$2,224	$1,475
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $466 million in 2014, $459 million in 2013, and $296 million in 2012.
Income tax benefits of $1 million in both of 2014 and 2013, and $620 million in 2012, were allocated directly to reduce goodwill from acquisitions.
The following table presents the income tax provision (benefit) reported in stockholders’ equity:
Table 17.2: Income Tax Provision (Benefit) Reported in Stockholders’ Equity

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Income tax provision (benefit) recorded in AOCI (1)	$374	$(978)	$303
Income tax provision (benefit) recorded in additional paid in capital	16	(10)	15
Foreign currency translation gains	6	5	3
Total income tax provision (benefit) recorded in stockholders’ equity	$396	$(983)	$321
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges that were entered into during 2014.
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations for the years ended December 31, 2014, 2013 and 2012:

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 17.3: Effective Income Tax Rate

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	2.1	1.9
Low-income housing, new markets tax credits, and other credits	(3.0)	(2.5)	(2.5)
Other foreign tax differences, net	(0.6)	(0.6)	(0.7)
Nontaxable bargain purchase gain	0.0	0.0	(4.0)
Other, net	(0.5)	(0.2)	(1.2)
Effective tax rate	32.7%	33.8%	28.5%
The following table presents significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013:
Table 17.4: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan and lease losses	$1,574	$1,583
Rewards programs	993	855
Security and loan valuations	928	1,296
Compensation and employee benefits	305	304
Representation and warranty reserve	271	444
Net operating loss and tax credit carryforwards	163	248
Goodwill and intangibles	140	0
Unearned income	100	87
Net unrealized losses on derivatives	41	167
Other foreign deferred taxes	9	7
Other assets	314	259
Subtotal	4,838	5,250
Valuation allowance	(148)	(139)
Total deferred tax assets	4,690	5,111
Deferred tax liabilities:
Original issue discount	875	893
Fixed assets and leases	208	173
Goodwill and intangibles	0	10
Other liabilities	275	303
Total deferred tax liabilities	1,358	1,379
Net deferred tax assets	$3,332	$3,732
As of the end of December 31, 2014, we had federal net operating loss carry-forwards and losses of $18 million attributable to ING Direct that expire from 2018 to 2032. Under IRS rules, the Company’s ability to utilize these losses against future income is limited to $2 million per year. We have state operating loss carryforwards with a net tax value of $157 million that expire from 2015 to 2033.
The valuation allowance increased by $9 million to adjust the tax benefit of certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $3 million benefit, $13 million benefit and $3 million expense for net interest and penalties for 2014, 2013 and 2012, respectively.
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits:
Table 17.5: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2013	$208	$54	$262
Additions for tax positions related to prior years	15	7	22
Reductions for tax positions related to prior years due to IRS and other settlements	(109)	(22)	(131)
Balance as of December 31, 2013	$114	$39	$153
Additions for tax positions related to prior years	9	2	11
Reductions for tax positions related to prior years due to IRS and other settlements	(16)	(5)	(21)
Balance as of December 31, 2014	$107	$36	$143
Portion of balance at December 31, 2014 that, if recognized, would impact the effective income tax rate	$70	$23	$93
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we have significant business operations. The tax years subject to examination vary by jurisdiction. During 2014, the IRS paid to the Company tax refunds in the aggregate amount of $155 million with respect to the taxable years 2000 to 2008, for which examinations were completed in 2013. The IRS also completed the examination of the Company’s federal income tax returns for the taxable years 2009, 2010, and 2011 during 2014 and paid tax refunds to the Company in the aggregate amount of $123 million. Because receivables had been recorded in prior years for these refunds, they did not have a significant effect on the income tax provisions in 2012, 2013 and 2014.
The IRS initiated the examinations of the Company’s federal income tax returns for the tax years 2012 and 2013 during 2014, which are expected to be completed in 2015.   During 2014, the Company entered into the IRS Compliance Assurance Process (“CAP”) for the Company’s 2014 federal income tax return. Under the CAP examination process, the IRS exam team contemporaneously reviewed the Company’s intended tax return reporting of certain 2014 transactions disclosed to the IRS on a quarterly basis during 2014. The CAP examination process is expected to be completed in 2015 prior to the filing of the Company’s 2014 federal income tax return.
It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within twelve months of the reporting date as a result of the above-referenced pending matters. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2014, U.S. income taxes and foreign withholding taxes have not been provided on approximately $1.4 billion of unremitted earnings of subsidiaries operating outside the U.S., in accordance with the guidance for accounting for income taxes in special areas. These earnings are considered by management to be invested indefinitely. Upon repatriation of these earnings, we could be subject to both U.S. income taxes (subject to possible adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and foreign withholding tax on these unremitted earnings is not practicable at this time because such liability is dependent upon circumstances existing if and when remittance occurs.
As of December 31, 2014, U.S. income taxes of approximately $107 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of the merger with North Fork, and the acquisition of CCB, are subject to recapture in the unlikely event that CONA, as successor to North Fork and CCB, makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—FAIR VALUE MEASUREMENT
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on the markets in which the assets or liabilities trade and whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The fair value measurement of a financial asset or liability is assigned a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:

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
Fair Value Governance and Control
We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group (“MVG”), participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC is only required to convene to review escalated valuation disputes; however, it met once during 2014 for a general update on the valuation process.
The CVG performs periodic verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third-party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation (“TAV”) team perform due diligence reviews of the third-party pricing services by comparing their prices to those from other sources and reviewing other control documentation. Additionally, when necessary, the CVG and TAV challenge prices from third-party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for transparency of the assumptions used by the third party.
The FVC, which includes representation from our Risk Management and Finance divisions, is a forum for discussing fair market valuations, inputs, assumptions, methodologies, variance thresholds, valuation control environments and material risks or concerns related to fair market valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the CVG, and provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit Committee or another delegated committee of the Board of Directors.

184	Capital One Financial Corporation (COF)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2014 and 2013:
Table 18.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury and agency debt obligations	$4,117	$1	$0	$4,118
Corporate debt securities guaranteed by U.S. government agencies	0	467	333	800
RMBS	0	24,820	561	25,381
CMBS	0	5,291	228	5,519
Other ABS	0	2,597	65	2,662
Other securities	111	899	18	1,028
Total securities available for sale	4,228	34,075	1,205	39,508
Other assets:
Consumer MSRs	0	0	53	53
Derivative assets(1)	4	1,026	66	1,096
Retained interests in securitizations	0	0	221	221
Total assets	$4,232	$35,101	$1,545	$40,878
Liabilities:
Other liabilities:
Derivative liabilities(1)	$3	$230	$43	$276
Total liabilities	$3	$230	$43	$276

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury and agency debt obligations	$833	$1	$0	$834
Corporate debt securities guaranteed by U.S. government agencies	0	307	927	1,234
RMBS	0	23,775	1,304	25,079
CMBS	0	5,267	739	6,006
Other ABS	0	6,793	343	7,136
Other securities	127	1,367	17	1,511
Total securities available for sale	960	37,510	3,330	41,800
Other assets:
Consumer MSRs	0	4	69	73
Derivative assets(1)	3	906	50	959
Retained interests in securitizations	0	0	199	199
Total assets	$963	$38,420	$3,648	$43,031
Liabilities:
Other liabilities:
Derivative liabilities(1)	$4	$668	$38	$710
Total liabilities	$4	$668	$38	$710
__________

(1)
Does not reflect $4 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2014 and 2013, respectively. Non-performance risk is reflected in other assets/liabilities on the consolidated balance sheets and offset through other income in the consolidated statements of income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During 2014, we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 18.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2014(3)

(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$(5)	$20	$0	$(248)	$0	$(63)	$64	$(362)	$333	$0
RMBS	1,304	65	39	1,022	0	0	(171)	259	(1,957)	561	64
CMBS	739	0	3	192	0	0	(75)	66	(697)	228	0
Other ABS	343	5	12	0	0	0	(3)	75	(367)	65	5
Other securities	17	(1)	0	0	0	0	(8)	10	0	18	0
Total securities available for sale	3,330	64	74	1,214	(248)	0	(320)	474	(3,383)	1,205	69
Other assets:
Consumer MSRs	69	(27)	0	0	0	15	(4)	0	0	53	(27)
Derivative assets	50	20	0	0	0	20	(21)	0	(3)	66	19
Retained interest in securitizations	199	22	0	0	0	0	0	0	0	221	22
Liabilities:
Other liabilities:
Derivative liabilities	$38	$20	$0	$0	$0	$15	$(29)	$0	$(1)	$43	$20

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2013
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2013(3)

(Dollars in millions)	Balance, January 1, 2013	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, December 31, 2013
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$650	$0	$(39)	$272	$0	$0	$(67)	$156	$(45)	$927	$0
RMBS	1,335	(16)	203	287	0	0	(239)	794	(1,060)	1,304	(20)
CMBS	587	0	(57)	1,085	(10)	0	11	284	(1,161)	739	0
Other ABS	102	(1)	14	279	(56)	0	(2)	103	(96)	343	(1)
Other securities	15	0	0	32	(23)	0	(7)	1	(1)	17	0
Total securities available for sale	2,689	(17)	121	1,955	(89)	0	(304)	1,338	(2,363)	3,330	(21)
Other assets:
Consumer MSRs	55	34	0	0	0	13	(7)	0	(26)	69	18
Derivative assets	90	(22)	0	0	0	10	(19)	0	(9)	50	(22)
Retained interest in securitization	204	(5)	0	0	0	0	0	0	0	199	(5)
Liabilities:
Other liabilities:
Derivative liabilities	$38	$14	$0	$0	$0	$14	$(28)	$1	$(1)	$38	$14
__________

(1)
Gains (losses) related to Level 3 Consumer MSRs, derivative assets and derivative liabilities, and retained interests in securitizations are reported in other non-interest income, which is a component of non-interest income, in our consolidated statements of income.

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
During the years ended December 31, 2014 and 2013, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 for 2014 and 2013 were primarily driven by greater consistency among multiple pricing sources.

(3)
The amount presented for unrealized gains (losses) for assets still held as of the reporting date primarily represents impairments of securities available for sale, accretion on certain fixed maturity securities, changes in fair value of derivative instruments and mortgage servicing rights transactions. Impairment is reported in total other-than-temporary impairment, which is a component of non-interest income, in our consolidated statements of income.

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
Table 18.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$561	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-18% 0-23% 0-15% 0-85%	6% 4% 5% 55%
CMBS	228	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-100%	1% 5%
Other ABS	65	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2-7% 0-3% 1-10% 30-88%	5% 2% 7% 71%
U.S. government guaranteed debt and other securities	351	Discounted cash flows (3rd party pricing)	Yield	1-4%	3%
Other assets:
Consumer MSRs	53	Discounted cash flows	Total prepayment rate Discount rate Option Adjusted Spread rate Servicing cost ($ per loan)	12-27% 12% 435-1,500 bps $93.18-$208.70	18% 12% 478 bps $100.63
Derivative assets	66	Discounted cash flows	Swap rates	2-3%	2%
Retained interests in securitization(1)	221	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	25-72 2-13% 4-9% 2-8% 19-95%	N/A
Liabilities:
Other liabilities:
Derivative liabilities	$43	Discounted cash flows	Swap rates	2-3%	2%

188	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2013	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$1,304	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-23% 0-21% 0-18% 0-95%	5% 5% 8% 49%
CMBS	739	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-20%	2% 3%
Other ABS	343	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-8% 1-6% 1-19% 44-80%	3% 2% 12% 69%
U.S. government guaranteed debt and other securities	944	Discounted cash flows (3rd party pricing)	Yield	0-3%	2%
Other assets:
Consumer MSRs	69	Discounted cash flows	Total prepayment rate Discount rate Servicing cost ($ per loan)	9-32% 10-17% $81.39-$393.52	14% 11% $89.32
Derivative assets	50	Discounted cash flows	Swap rates	3-4%	4%
Retained interests in securitization(1)	199	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	34-101 2-7% 5-14% 2-7% 15-89%	N/A
Liabilities:
Other liabilities:
Derivative liabilities	$38	Discounted cash flows	Swap rates	3-4%	4%
__________

(1)
Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of LOCOM accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2014 and 2013, and for which a nonrecurring fair value measurement was recorded during the years then ended:
Table 18.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	December 31, 2014
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$121	$121
Loans held for sale	0	34	0	34
Other assets(1)	0	0	65	65
Total	$0	$34	$186	$220

189	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$84	$84
Loans held for sale	0	145	0	145
Other assets(1)	0	0	64	64
Total	$0	$145	$148	$293
__________

(1)
Includes foreclosed property and repossessed assets of $60 million and long-lived assets held for sale of $5 million as of December 31, 2014, compared to foreclosed property and repossessed assets of $42 million and long-lived assets held for sale of $22 million as of December 31, 2013.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions, or other available market information. The non-recoverable rate ranged from 0% to 74%, with a weighted average of 30%, and from 0% to 42%, with a weighted average of 13%, as of December 31, 2014 and 2013, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2014 and 2013:
Table 18.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2014	2013
Assets:
Loans held for investment	$(24)	$(28)
Loans held for sale	0	(1)
Other assets(1)	(12)	(23)
Total	$(36)	$(52)
__________

(1)	Includes losses related to foreclosed property and repossessed assets and long-lived assets held for sale.

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The following table presents the fair value of financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of December 31, 2014 and 2013:
Table 18.6: Fair Value of Financial Instruments

	December 31, 2014		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,242	$7,242	$7,242	$0	$0
Restricted cash for securitization investors	234	234	234	0	0
Securities available for sale	39,508	39,508	4,228	34,075	1,205
Securities held to maturity	22,500	23,634	0	23,503	131
Net loans held for investment	203,933	207,104	0	0	207,104
Loans held for sale	626	650	0	650	0
Interest receivable	1,435	1,435	0	1,435	0
Derivative assets	1,096	1,096	4	1,026	66
Retained interests in securitizations	221	221	0	0	221
Financial liabilities:
Non-interest bearing deposits	$25,081	$25,081	$25,081	$0	$0
Interest-bearing deposits	180,467	174,074	0	11,668	162,406
Securitized debt obligations	11,624	11,745	0	11,745	0
Senior and subordinated notes	18,684	19,083	0	19,083	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	880	880	0	0
Other borrowings	17,269	17,275	0	17,275	0
Interest payable	317	317	0	317	0
Derivative liabilities	276	276	3	230	43

	December 31, 2013		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$6,291	$6,291	$6,291	$0	$0
Restricted cash for securitization investors	874	874	874	0	0
Securities available for sale	41,800	41,800	960	37,510	3,330
Securities held to maturity	19,132	19,185	0	18,895	290
Net loans held for investment	192,884	198,138	0	0	198,138
Loans held for sale	218	219	0	219	0
Interest receivable	1,418	1,418	0	1,418	0
Derivatives assets	959	959	3	906	50
Retained interests in securitizations	199	199	0	0	199
Financial liabilities:
Non-interest bearing deposits	$22,643	$22,643	$22,643	$0	$0
Interest-bearing deposits	181,880	175,516	0	14,346	161,170
Securitized debt obligations	10,289	11,081	0	10,835	246
Senior and subordinated notes	13,134	13,715	0	13,715	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	915	915	915	0	0
Other borrowings	16,316	16,324	0	16,324	0
Interest payable	307	307	0	307	0
Derivatives liabilities	710	710	4	668	38

191	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation techniques used in estimating the fair value of our financial instruments as of December 31, 2014 and 2013. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, loans held for sale, interest receivable, interest-bearing deposits, securitized debt obligations, other borrowings and senior and subordinated notes. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.
Financial Assets and Liabilities
Cash and Cash Equivalents
The carrying amounts of cash and due from banks, federal funds sold and securities purchased under agreements to resell and interest-bearing deposits with banks approximate fair value.
Restricted Cash for Securitization Investors
The carrying amount of restricted cash for securitization investors approximates the fair value due to its relatively short-term nature.
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
Certain securities are classified as Level 2 and 3, the majority of which are collateralized mortgage obligations and mortgage-backed securities. Level 2 and 3 classifications indicate that significant valuation assumptions are not consistently observable in the market. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications may apply available information through processes such as benchmarking curves, like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.
We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results and other internal sources. Pricing variances among different pricing sources are analyzed and validated. Additionally, on an on-going basis, we may select a sample of securities and test the third-party valuation by obtaining more detailed information about the pricing methodology, sources of information and assumptions used to value the securities.
The significant unobservable inputs used in the fair value measurement of our residential, asset-backed and commercial securities include yield, prepayment rate, default rate and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation or combination would result in a significant change in fair value measurement. Generally, an increase in the yield assumption will result in a decrease in fair value measurement; however, an increase or decrease in prepayment rate, default rate or loss severity may have a different impact on the fair value given various characteristics of the security including the capital structure of the deal, credit enhancement for the security or other factors.
Net Loans Held For Investment
Loans held for investment that are individually impaired are carried at the lower of cost or fair value of the underlying collateral,

192	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

less the estimated cost to sell. The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans are estimated using a discounted cash flow method, which is a form of the income approach. Discount rates are determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excludes any value related to customer account relationships. For those loans held for investment that are recorded at fair value on our consolidated balance sheets on a nonrecurring basis, the fair value is determined using appraisal values that are obtained from independent appraisers, broker pricing opinions or other available market information, adjusted for the estimated costs to transact the sale.
Due to the use of significant unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses in the consolidated statements of income.
Loans Held For Sale
Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. We originate loans with the intent to sell them. Commercial loans are sold to government-sponsored enterprises as part of a delegated underwriting and servicing (“DUS”) program. For DUS commercial loans, the fair value is estimated primarily using contractual prices and other observable market-based inputs. For residential mortgage loans classified as held for sale, the fair value is estimated using observable market prices for loans with similar characteristics as the primary component, with the secondary component derived from typical securitization activities and market conditions. Credit card loans held for sale are valued based on other observable market-based inputs. These assets are therefore classified as Level 2. Fair value adjustments to loans held for sale are recorded in other non-interest income in our consolidated statements of income.
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
The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other assets on the consolidated balance sheets.
We validate the pricing obtained from the internal models through comparison of pricing to additional sources, including external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated.
Mortgage Servicing Rights
We record consumer MSRs at fair value on a recurring basis, while commercial MSRs are subsequently measured at amortized cost with impairment recognized as a reduction in other non-interest income. MSRs do not trade in an active market with readily observable prices. Accordingly, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that we believe other market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate/option-adjusted spreads, cost to service, contractual servicing fee income, ancillary income and late fees. Fair value measurements of MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. In the event we enter into an agreement with a third party to sell the MSRs, the valuation is based on the agreed upon sale price which is considered to be the determined exit price for the assets and the MSRs are classified as Level 2.

193	Capital One Financial Corporation (COF)

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
Other Assets
Included in other assets are foreclosed property, other repossessed assets and long-lived assets held for sale. Foreclosed property and other repossessed assets are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value or listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to transact the sale. Due to the use of significant unobservable inputs, foreclosed property is classified as Level 3 under the fair value hierarchy. Fair value adjustments for foreclosed property are recorded in other non-interest expense in the consolidated statements of income. Foreclosed property and repossessed assets, which we report on our consolidated balance sheets under other assets, totaled $139 million and $183 million, respectively, as of December 31, 2014, compared to $113 million and $160 million, respectively, as of December 31, 2013.
Long-lived assets held for sale are also subject to fair value measurement on a nonrecurring basis, and carried at the lower of their carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value or listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to transact the sale. Due to the use of significant unobservable inputs, long-lived assets held for sale are classified as Level 3 under the fair value hierarchy. Fair value adjustments for long-lived assets are recorded in other non-interest expense in the consolidated statements of income.
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
Senior and Subordinated Notes
We engage multiple third-party pricing services in order to estimate the fair value of senior and subordinated notes. The pricing services utilize pricing models that incorporate available trade, bid and other market information. It also incorporates spread assumptions, volatility assumptions and relevant credit information into the pricing models.
Federal Funds Purchased and Securities Loaned or Sold under Agreements to Repurchase and Other Borrowings
The carrying amount of federal funds purchased and repurchase agreements approximates fair value. The fair value of FHLB advances is determined based on discounted expected cash flows using discount rates consistent with current market rates for FHLB advances with similar remaining terms.
Interest Payable
The carrying amount of interest payable approximates the fair value of this liability due to its relatively short-term nature.

194	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—BUSINESS SEGMENTS
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

•	Credit Card: Consists of our domestic consumer and small business card lending, and the international card lending businesses in Canada and the United Kingdom.

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

•
Other category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. Other category also includes foreign exchange-rate fluctuations on foreign currency-denominated transactions; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as acquisition and restructuring charges; certain provisions for representation and warranty reserves related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

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
The following is additional information on the principles and methodologies used in preparing our business segment results.

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

•	Non-interest income: Non-interest fees and other revenue associated with loans or customers managed by each business segment and other direct revenues are accounted for within each business segment.

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Provision for credit losses: The provision for credit losses is directly attributable to the business segment in which the loans are managed.

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

•
Goodwill and intangible assets: Goodwill and intangible assets that are not directly attributable to business segments are assigned to business segments based on the relative fair value of each segment. Intangible amortization is included in the results of the applicable segment.

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the years ended December 31, 2014, 2013 and 2012, selected balance sheet data as of December 31, 2014, 2013 and 2012, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period.
Table 19.1: Segment Results and Reconciliation

	Year Ended December 31, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income	$10,310	$5,748	$1,751	$9	$17,818
Non-interest income	3,311	684	450	27	4,472
Total net revenue	13,621	6,432	2,201	36	22,290
Provision (benefit) for credit losses	2,750	703	93	(5)	3,541
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	369	0	0	0	369
Core deposit intangible amortization	0	108	21	0	129
Total PCCR and core deposit intangible amortization	369	108	21	0	498
Other non-interest expense	6,694	3,761	1,062	165	11,682
Total non-interest expense	7,063	3,869	1,083	165	12,180
Income (loss) from continuing operations before income taxes	3,808	1,860	1,025	(124)	6,569
Income tax provision (benefit)	1,329	665	366	(214)	2,146
Income from continuing operations, net of tax	$2,479	$1,195	$659	$90	$4,423
Loans held for investment	$85,876	$71,439	$50,890	$111	$208,316
Deposits	0	168,078	31,954	5,516	205,548

196	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income (expense)	$10,967	$5,905	$1,674	$(440)	$18,106
Non-interest income	3,320	749	395	(186)	4,278
Total net revenue (loss)	14,287	6,654	2,069	(626)	22,384
Provision (benefit) for credit losses	2,824	656	(24)	(3)	3,453
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	434	0	0	0	434
Core deposit intangible amortization	0	138	27	0	165
Total PCCR and core deposit intangible amortization	434	138	27	0	599
Other non-interest expense	7,005	3,607	931	211	11,754
Total non-interest expense	7,439	3,745	958	211	12,353
Income (loss) from continuing operations before income taxes	4,024	2,253	1,135	(834)	6,578
Income tax provision (benefit)	1,409	802	404	(391)	2,224
Income (loss) from continuing operations, net of tax	$2,615	$1,451	$731	$(443)	$4,354
Loans held for investment	$81,305	$70,762	$45,011	$121	$197,199
Deposits	0	167,652	30,567	6,304	204,523

	Year Ended December 31, 2012
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total(1)
Net interest income (expense)	$10,182	$5,788	$1,551	$(932)	$16,589
Non-interest income	3,078	782	340	607	4,807
Total net revenue (loss)	13,260	6,570	1,891	(325)	21,396
Provision (benefit) for credit losses	4,061	589	(270)	35	4,415
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	350	0	0	0	350
Core deposit intangible amortization	0	159	34	0	193
Total PCCR and core deposit intangible amortization	350	159	34	0	543
Other non-interest expense	6,504	3,712	876	162	11,254
Total non-interest expense	6,854	3,871	910	162	11,797
Income (loss) from continuing operations before income taxes	2,345	2,110	1,251	(522)	5,184
Income tax provision (benefit)	815	747	441	(528)	1,475
Income from continuing operations, net of tax	$1,530	$1,363	$810	$6	$3,709
Loans held for investment	$91,755	$75,127	$38,820	$187	$205,889
Deposits	0	172,396	29,866	10,223	212,485
__________

(1)
As of January 1, 2014, we adopted the proportional amortization method of accounting for Investments in Qualified Affordable Housing Projects. See “Note 1—Summary of Significant Accounting Policies” for expanded discussion. Prior periods have been recast to conform to this presentation.

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Contingent Payments Related to Acquisitions and Partnership Agreements
Certain of our acquisition and partnership agreements include contingent payment provisions in which we agree to provide future payments, up to a maximum amount, based on certain performance criteria. Our contingent payment arrangements are generally based on the difference between the expected credit performance of specified loan portfolios as of the date of the applicable agreement and the actual future performance. To the extent that actual losses associated with these portfolios are less than the expected level, we agree to share a portion of the benefit with the seller. In 2013, we settled all of our existing contingent payment arrangements for $165 million and, as of December 31, 2014 and 2013, we had no liability for contingent payments related to these arrangements.
Guarantees
We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit, LLC in 2000. Our maximum credit exposure related to these agreements totaled $14 million and $16 million as of December 31, 2014 and 2013, respectively. These agreements are recorded on our consolidated balance sheets as a component of other liabilities. The value of our obligations under these agreements was $12 million and $15 million as of December 31, 2014 and 2013, respectively.
See “Note 6—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.
Letters of Credit and Loss Sharing Agreements
We issue letters of credit (financial standby, performance standby and commercial) to meet the financing needs of our customers. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party in a borrowing arrangement. Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for customers and are generally collateralized by the goods being shipped to the client. These collateral requirements are similar to those for funded transactions and are established based on management’s credit assessment of the customer. Management conducts regular reviews of all outstanding letters of credit and customer acceptances, and the results of these reviews are considered in assessing the adequacy of our allowance for loan and lease losses.
On November 1, 2013, we acquired Beech Street Capital, a privately-held, DUS lender that originates multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). We enter into loss sharing agreements with Fannie Mae upon the sale of the DUS commercial loans. Under these agreements, we share losses on the covered loans with Fannie Mae on a pari-passu basis. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The associated MSRs are also reviewed for impairment annually.
We had standby letters of credit and commercial letters of credit with contractual amounts of $2.1 billion and $2.0 billion as of December 31, 2014 and 2013, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets, was $3 million and $4 million as of December 31, 2014 and 2013, respectively. These financial guarantees had expiration dates ranging from 2014 to 2025 as of December 31, 2014. The amount of liability recognized on our balance sheets for Fannie Mae and other loss sharing agreements was $36 million and $14 million as of December 31, 2014 and 2013, respectively. No additional collateral or recourse provisions exist to reduce this exposure.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”) investigated and raised concerns about the way some companies have

198	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

handled complaints related to the sale of these insurance policies. In connection with this matter, we have established a reserve related to U.K. cross sell products, including PPI, which totaled $116 million and $169 million as of December 31, 2014 and 2013, respectively. An increased expectation of claims as a result of the rate of decline in the volume of claims being lower than previously expected and an update to our calculation used to determine PPI refunds resulted in a $61 million addition to the reserve in the year ended December 31, 2014. The addition to the reserve during 2014 was more than offset by a combination of utilization of the reserve through customer refund payments and foreign exchange movements.
Mortgage Representation and Warranty Liabilities
We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, LLC, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork acquisition; and CCB, which was acquired in February 2009 and subsequently merged into CONA (collectively, the “subsidiaries”).
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
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of December 31, 2014 and 2013:
Table 20.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	December 31, 2014	December 31, 2013	Total	2008	2007	2006	2005
GSEs	$3	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	5	20	0	2	8	10
Uninsured Securitizations and Other	16	18	80	3	15	30	32
Total	$23	$26	$111	$4	$21	$41	$45
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

199	Capital One Financial Corporation (COF)

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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $23 billion in unpaid principal balance remains outstanding as of December 31, 2014, of which approximately $5 billion in unpaid principal balance is at least 90 days delinquent. Approximately $21 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase requests relating to approximately $2.5 billion original principal balance of mortgage loans as of December 31, 2014, compared to $2.8 billion as of December 31, 2013. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.
Table 20.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)(All amounts are Original Principal Balance)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2012	$59	$1,579	$781	$2,419
Gross new demands received	203	40	391	634
Loans repurchased/made whole	(49)	(5)	(27)	(81)
Demands rescinded	(124)	0	(23)	(147)
Open claims as of December 31, 2013	$89	$1,614	$1,122	$2,825
Gross new demands received	22	0	742	764
Loans repurchased/made whole	(31)	0	(5)	(36)
Demands rescinded	(64)	(965)	(12)	(1,041)
Open claims as of December 31, 2014	$16	$649	$1,847	$2,512
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

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in our representation and warranty reserve for the years ended December 31, 2014 and 2013:
Table 20.3: Changes in Representation and Warranty Reserve(1)

	Year Ended December 31,
(Dollars in millions)	2014	2013
Representation and warranty reserve, beginning of period	$1,172	$899
(Benefit) provision for mortgage representation and warranty losses:
Recorded in continuing operations	(26)	(24)
Recorded in discontinued operations	(7)	333
Total (benefit) provision for mortgage representation and warranty losses	(33)	309
Net realized losses	(408)	(36)
Representation and warranty reserve, end of period	$731	$1,172
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as December 31, 2014 and 2013:
Table 20.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
	December 31,
(Dollars in millions, except for loans sold)	2014	2013
Selected period-end data:
GSEs and Active Insured Securitizations	$499	$965	$27
Inactive Insured Securitizations and Others	232	207	84
Total(2)	$731	$1,172	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

(2)	The total reserve liability at December 31, 2014 included an immaterial amount related to loans that were originated after 2008.
We established reserves for the $11 billion original principal balance of GSE loans, based on open claims and historic repurchase rates. We have entered into and completed repurchase or settlement agreements with respect to the majority of our repurchase exposure within this category.
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
For the $16 billion original principal balance in Active Insured Securitizations, our reserving approach is based upon the expected resolution of litigation with the monoline bond insurers. Accordingly, our representation and warranty reserves for this category are litigation reserves. In establishing litigation reserves for this category, we consider the current and future monoline insurer losses inherent within the securitization and apply legal judgment to the developing factual and legal record to estimate the liability for each securitization. We consider as factors within the analysis our own past monoline settlements in addition to publicly available industry monoline settlements. Our reserves with respect to the U.S. Bank Litigation, referenced below, are contained within the Active Insured Securitization reserve category. Further, to the extent we have litigation reserves with respect to indemnification risks from certain representation and warranty lawsuits brought by monoline bond insurers against third-party securitizations sponsors, where one of our subsidiaries provided some or all of the mortgage collateral within the securitization but is not a defendant in the litigation, such reserves are also contained within this category.

201	Capital One Financial Corporation (COF)

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
The aggregate reserve for all three subsidiaries totaled $731 million as of December 31, 2014, compared to $1.2 billion as of December 31, 2013. We recorded a net benefit for mortgage representation and warranty losses of $33 million in the year ended December 31, 2014. During the year ended December 31, 2014, we had settlements totaling $408 million that were charged against the reserves. The decrease in the representation and warranty reserve was primarily driven by claims paid and legal developments including settlements.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of December 31, 2014 is approximately $2.1 billion, a decline from our estimate of $2.6 billion at December 31, 2013. The estimate as of December 31, 2014 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation.
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

202	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses could be approximately $250 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental actors, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. This agreement is contingent on final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement. In December 2013, the court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including Capital One (collectively “the Opt-Out Plaintiffs”). Relatedly, in December 2013, individual consumer plaintiffs also filed a proposed national class action against a number of banks, including Capital One, alleging that because the banks conspired to fix interchange fees, consumers were forced to pay more for the fees than appropriate. The consumer case and virtually all of the opt-out cases were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In November 2014, the court dismissed the proposed consumer class action. The remaining consolidated cases are in their preliminary stages, and Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including Capital One.
As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of December 31, 2014 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other things, that the defendants conspired to fix the merchant discount fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. In March 2014, the court granted a partial motion for class certification. Both parties appealed the decision to the Court of Appeal for British Columbia, which heard oral argument in December 2014.
Credit Card Interest Rate Litigation
The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia). A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint alleging that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. In August 2011, after the completion of fact discovery, Capital One filed a motion for summary judgment, which was granted in September 2014. Plaintiffs filed a Notice of Appeal to the Eleventh Circuit Court of Appeals in October 2014.
Mortgage Repurchase Litigation
In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by two of the plaintiffs: Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”), which affirmed the dismissal in April 2013. The New York Court of Appeals denied Syncora’s and CIFG’s motion for leave to appeal the First Department’s decision in February 2014. Therefore, the case is now proceeding with U.S. Bank as the sole plaintiff.
In September 2010, DB Structured Products, Inc. (“DBSP”) named GreenPoint in a third-party complaint, filed in the New York County Supreme Court, alleging breach of contract and seeking indemnification (the “DBSP Litigation”). In the underlying suit, Assured Guaranty Municipal Corp. (“AGM”) sued DBSP for alleged breaches of representations and warranties made by DBSP with respect to certain residential mortgage loans that collateralize a securitization insured by AGM and sponsored by DBSP. DBSP purchased the HELOC loans from GreenPoint in 2006. The entire securitization, almost all of which is insured by AGM, is comprised of loans with an aggregate original principal balance of approximately $353 million. DBSP asserted that any liability it faced lied with GreenPoint, alleging that DBSP’s representations and warranties to AGM were substantially similar to the representations and warranties made by GreenPoint to DBSP. GreenPoint filed a motion to dismiss the complaint in October 2010, which the court denied in July 2011. The parties resolved the case in November 2014.
In May, June, and July 2012, FHFA (acting as conservator for Freddie Mac) filed three summonses with notice in the New York state court against GreenPoint, on behalf of the trustees for three RMBS trusts backed by loans originated by GreenPoint with an

204	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate original principal balance of $3.4 billion. In January 2013, the plaintiffs filed an amended consolidated complaint in the name of the three trusts, acting by the respective trustees, alleging breaches of contractual representations and warranties regarding compliance with GreenPoint underwriting guidelines relating to certain loans (the “FHFA Litigation”). Plaintiffs seek specific performance of the repurchase obligations with respect to the loans for which they have provided notice of alleged breaches as well as all other allegedly breaching loans, rescissory damages, indemnification, costs and interest. GreenPoint moved to dismiss the case as untimely under New York’s statute of limitations, and the court denied the motion without prejudice to renew it after the completion of relevant discovery.
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
Anti-Money Laundering Investigation
Capital One has received subpoenas and testimony requests from the New York District Attorney’s Office (“NYDA”) with respect to certain check casher clients of the Commercial Banking business and Capital One’s anti-money laundering program. In early 2015, we received similar requests for information from the U.S. Department of Justice (“DOJ”) and the Financial Crimes Enforcement Network of the U.S. Department of Treasury. Capital One is cooperating with all agencies involved in the investigation.
Subprime Auto Loan Investigations
Capital One has received a subpoena from the NYDA seeking information regarding the Company’s subprime auto finance business. Capital One has also received a subpoena from the DOJ’s New Jersey office requesting information related to subprime auto origination and securitization activities. Capital One is cooperating with both investigations.
Checking Account Overdraft Litigation
In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts was designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (“MDL”) involving numerous defendant banks, captioned In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. In March 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. In June 2012, the MDL court granted plaintiff’s motion for class certification. The parties reached an agreement to resolve the class claims in October 2014, and the court preliminarily approved the proposed settlement in January 2015.
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

205	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General of Mississippi filed substantially similar suits against Capital One and several other banks. In April 2013, the Attorney General of New Mexico also filed substantially similar suits against Capital One and several other banks. All three state attorney general complaints alleged that Capital One enrolls customers in such programs without their consent and that Capital One enrolls customers in such programs in circumstances in which the customer is not eligible to receive benefits for the product in question. All suits alleged unjust enrichment and violation of Unfair and Deceptive Practices Act statutes. The remedies sought in the lawsuits included an injunction prohibiting the Company from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. The parties resolved all three lawsuits and agreed to dismiss the lawsuits in February 2015.
Relatedly, Capital One has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August 2011, relating to the marketing of payment protection products. Capital One and the Attorney General of Missouri resolved the inquiry, and the court in Missouri entered a joint final judgment order in October 2014.
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
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. IV has voluntarily dismissed one of the patents against Capital One. The parties are currently engaged in discovery and preparing for claim construction on the remaining patents.
Telephone Consumer Protection Act Litigation
In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Litigation Multi-district Litigation matter was created as a result of a transfer order issued by the United States Judicial Panel on Multi-district Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions-Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois) and several individual lawsuits. In February 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint alleging that COBNA and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs, and injunctive relief. In June 2014, the parties filed a settlement agreement resolving the litigation. The court granted preliminary approval of the class settlement in July 2014, and granted final approval in February 2015.
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

206	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY) (1)
Financial Information
The following Parent Company Only financial statements are provided in accordance with Regulation S-X of the SEC.
Table 21.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Interest from temporary investments	$114	$94	$47
Interest expense	204	250	574
Dividends, principally from bank subsidiaries	3,449	5,950	0
Non-interest income	53	33	697
Non-interest expense	85	196	173
Income before income taxes and equity in undistributed earnings of subsidiaries	3,327	5,631	(3)
Income tax (benefit)	11	(66)	(168)
Equity in undistributed earnings of subsidiaries	1,107	(1,343)	3,544
Income from continuing operations, net of tax	4,423	4,354	3,709
Income (loss) from discontinued operations, net of tax	5	(233)	(217)
Net income	4,428	4,121	3,492
Dividends and undistributed earnings allocated to participating securities	(18)	(17)	(15)
Preferred stock dividends	(67)	(53)	(15)
Net income available to common stockholders	$4,343	$4,051	$3,462
Table 21.2: Parent Company Balance Sheets

	December 31,
(Dollars in millions)	2014	2013
Assets:
Cash and cash equivalents	$8,262	$7,185
Investment in subsidiaries	44,993	43,318
Loans to subsidiaries	1,494	1,487
Securities available for sale	961	807
Other	808	976
Total assets	$56,518	$53,773

Liabilities:
Senior and subordinated notes	$8,907	$9,458
Other borrowings	1,573	1,545
Other	985	1,138
Total liabilities	11,465	12,141
Stockholders’ equity:
Preferred stock	0	0
Common stock	6	6
Additional paid-in-capital, net	27,869	26,526
Retained earnings	23,973	20,292
Accumulated other comprehensive income	(430)	(872)
Less: Treasury stock, at cost	(6,365)	(4,320)
Total stockholders’ equity	45,053	41,632
Total liabilities and stockholders’ equity	$56,518	$53,773

207	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 21.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Operating activities:
Net income	$4,428	$4,121	$3,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dividends (undistributed earnings) from subsidiaries:
Continuing operations	(1,107)	1,343	(3,544)
Discontinued operations	(5)	233	217
Accretion	(76)	(57)	(24)
Decrease (increase) in other assets	145	(675)	113
Decrease in other liabilities	(152)	(388)	(34)
Net cash provided by operating activities	3,233	4,577	220
Investing activities:
Decrease (increase) in investment in subsidiaries	94	787	(9,709)
Proceeds from maturities of securities available for sale	50	46	24
Purchase of securities available for sale	(143)	(287)	(351)
Increase in loans to subsidiaries	(7)	(153)	(997)
Proceeds from issuance of common stock for acquisition	0	0	2,638
Net cash (used in) provided by investing activities	(6)	393	(8,395)
Financing activities:
Increase (decrease) in borrowings from subsidiaries	28	(3,490)	555
Issuance of senior notes	1,498	849	2,246
Maturities of senior notes	(2,100)	(1,040)	(632)
Dividends paid—common stock	(679)	(555)	(111)
Dividends paid—preferred stock	(67)	(53)	(15)
Purchases of treasury stock	(2,045)	(1,033)	(43)
Net proceeds from issuances of common stock	100	81	3,233
Net proceeds from issuances of preferred stock	969	0	853
Proceeds from stock-based payment activities	146	114	80
Net cash (used in) provided by financing activities	(2,150)	(5,127)	6,166
Increase (decrease) in cash and cash equivalents	1,077	(157)	(2,009)
Cash and cash equivalents at beginning of year	7,185	7,342	9,351
Cash and cash equivalents at end of year	$8,262	$7,185	$7,342
__________

(1)
We adopted ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects” (Investments in Qualified Affordable Housing Projects) as of January 1, 2014. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results and related metrics have been recast to conform to this presentation.

208	Capital One Financial Corporation (COF)

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

209	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
Selected Quarterly Financial Information(1)

(Dollars in millions, except per share data) (unaudited)	2014				2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Summarized results of operations:
Interest income	$5,045	$4,887	$4,712	$4,753	$4,839	$4,998	$5,010	$5,051
Interest expense	389	390	397	403	416	438	457	481
Net interest income	4,656	4,497	4,315	4,350	4,423	4,560	4,553	4,570
Provision for credit losses	1,109	993	704	735	957	849	762	885
Net interest income after provision for credit losses	3,547	3,504	3,611	3,615	3,466	3,711	3,791	3,685
Non-interest income	1,157	1,142	1,153	1,020	1,121	1,091	1,085	981
Non-interest expense	3,284	2,985	2,979	2,932	3,235	3,109	3,018	2,991
Income from continuing operations before income taxes	1,420	1,661	1,785	1,703	1,352	1,693	1,858	1,675
Income tax provision	450	536	581	579	477	575	631	541
Income from continuing operations, net of tax	970	1,125	1,204	1,124	875	1,118	1,227	1,134
Income (loss) from discontinued operations, net of tax	29	(44)	(10)	30	(23)	(13)	(119)	(78)
Net income	999	1,081	1,194	1,154	852	1,105	1,108	1,056
Dividends and undistributed earnings allocated to participating securities(2)	(4)	(5)	(4)	(5)	(4)	(5)	(4)	(5)
Preferred stock dividends	(21)	(20)	(13)	(13)	(13)	(13)	(13)	(13)
Net income available to common stockholders	$974	$1,056	$1,177	$1,136	$835	$1,087	$1,091	$1,038
Per common share:
Basic earnings per share:(2)
Income from continuing operations	$1.71	$1.97	$2.09	$1.94	$1.50	$1.89	$2.08	$1.92
Income (loss) from discontinued operations	0.05	(0.08)	(0.02)	0.05	(0.04)	(0.02)	(0.20)	(0.13)
Net income	$1.76	$1.89	$2.07	$1.99	$1.46	$1.87	$1.88	$1.79
Diluted earnings per share:(2)
Income from continuing operations	$1.68	$1.94	$2.06	$1.91	$1.46	$1.86	$2.05	$1.90
Income (loss) from discontinued operations	0.05	(0.08)	(0.02)	0.05	(0.03)	(0.02)	(0.20)	(0.13)
Net income	$1.73	$1.86	$2.04	$1.96	$1.43	$1.84	$1.85	$1.77
Weighted average common shares outstanding:
Basic earnings per share	554.3	559.9	567.5	571.0	573.4	582.3	581.5	580.5
Diluted earnings per share	561.8	567.9	577.6	580.3	582.6	591.1	588.8	586.3
Average balance sheet data:
Loans held for investment	$203,436	$199,422	$194,996	$193,722	$192,813	$191,135	$190,562	$195,997
Interest-earning assets	273,436	268,890	263,570	262,659	262,957	264,796	266,544	272,345
Total assets	304,711	299,523	294,744	294,275	294,040	294,919	297,748	303,226
Interest-bearing deposits	179,401	179,928	182,053	184,183	184,206	186,752	189,311	190,612
Total deposits	205,355	205,199	206,315	205,842	205,706	208,340	210,650	211,555
Borrowings	43,479	40,314	35,658	35,978	36,463	36,355	36,915	41,574
Total stockholders’ equity	45,576	44,827	43,767	42,859	42,355	41,185	41,490	40,880
__________

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

210	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2014 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in “Part II—Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting also is included in “Part II—Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.
Item 9B. Other Information
None.

211	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2015 Annual Stockholder Meeting (the “Proxy Statement”) under the headings “Corporate Governance at Capital One” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2014 fiscal year.
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
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 will be included in the Proxy Statement under the headings “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.
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

(1)	Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Consolidated Financial Statements:
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Selected Quarterly Financial Information

(2)	Schedules:

None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 24, 2015	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair, Chief Executive Officer and President	February 24, 2015
Richard D. Fairbank	(Principal Executive Officer)

/s/ STEPHEN S. CRAWFORD	Chief Financial Officer	February 24, 2015
Stephen S. Crawford	(Principal Financial Officer)

/s/ R. SCOTT BLACKLEY	Controller	February 24, 2015
R. Scott Blackley	(Principal Accounting Officer)

/s/ PATRICK W. GROSS	Director	February 24, 2015
Patrick W. Gross

/s/ ANN F. HACKETT	Director	February 24, 2015
Ann F. Hackett

/s/ LEWIS HAY, III	Director	February 24, 2015
Lewis Hay, III

/s/ BENJAMIN P. JENKINS, III	Director	February 24, 2015
Benjamin P. Jenkins, III

/s/ PIERRE E. LEROY	Director	February 24, 2015
Pierre E. Leroy

/s/ PETER E. RASKIND	Director	February 24, 2015
Peter E. Raskind

/s/ MAYO A. SHATTUCK III	Director	February 24, 2015
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 24, 2015
Bradford H. Warner

/s/CATHERINE G. WEST	Director	February 24, 2015
Catherine G. West

214	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2014
Commission File No. 1-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2004 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005; (iv) the “2008 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009; (v) the “2010 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, as amended on March 7, 2011; (vi) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (vii) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; and (viii) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014.

Exhibit No.	Description
2.1.1
Purchase and Sale Agreement, dated as of June 16, 2011, by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on June 22, 2011).

2.1.2
First Amendment to the Purchase and Sale Agreement by and among Capital One Financial Corporation, ING Groep N.V., ING Bank N.V., ING Direct N.V. and ING Direct Bancorp, dated as of February 17, 2012 (incorporated by reference to Exhibit 2.2.2 of the 2011 Form 10-K).

2.2.1
Purchase and Assumption Agreement, dated as of August 10, 2011, by and among Capital One Financial Corporation, HSBC Finance Corporation, HSBC USA Inc. and HSBC Technology and Services (USA) Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on August 12, 2011).

2.2.2
Purchaser Transition Services Agreement between HSBC Technology and Services (USA) Inc. and Capital One Services, LLC, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2012).

3.1
Restated Certificate of Incorporation of Capital One Financial Corporation, (as amended and restated May 5, 2014) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 5, 2014).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated May 5, 2014 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 5, 2014).
3.3.1
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, dated August 16, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on August 20, 2012).

3.3.2
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C, dated June 11, 2014 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 12, 2014).

3.3.3
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series D, dated October 29, 2014 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 31, 2014).

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

10.1.1	Capital One Financial Corporation 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 17, 2004).
10.1.2	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 3, 2006).
10.1.3	Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 13, 2009).
10.1.4	Third Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to the Proxy Statement on Definitive Schedule 14A, filed on March 18, 2014).
10.1.5*	Amendment to Third Amended and Restated 2004 Stock Incentive Plan.

215	Capital One Financial Corporation (COF)

Exhibit No.	Description
10.2.1
Form of Nonstatutory Stock Option Agreement granted to Richard D. Fairbank under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed on December 23, 2005).

10.2.2	Form of Nonstatutory Stock Option Agreement granted to certain of our executives under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20.3 of the 2004 Form 10-K).
10.2.3
Form of Nonstatutory Stock Option Award Agreement granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 26, 2011 (incorporated by reference to Exhibit 10.18 of the 2010 Form 10-K).

10.2.4
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 31, 2012 (incorporated by reference to Exhibit 10.2.10 of the 2011 Form 10-K).

10.2.5
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

10.2.7
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

10.2.10
Restricted Stock Award Agreement granted to Stephen S. Crawford under the Second Amended and Restated 2004 Stock Incentive Plan on February 2, 2013 (incorporated by reference to Exhibit 10.2.18 of the 2012 Form 10-K).

10.2.11
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014 (incorporated by reference to Exhibit 10.2.15 of the 2013 Form 10-K).

10.2.12
Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014 (incorporated by reference to Exhibit 10.2.16 of the 2013 Form 10-K).

10.2.13
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 30, 2014 (incorporated by reference to Exhibit 10.2.17 of the 2013 Form 10-K).

10.2.14*
Form of Nonstatutory Stock Option Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 29, 2015.

10.2.15*	Form of Performance Unit Award Agreements granted to executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 29, 2015.
10.2.16*
Form of Restricted Stock Unit Award Agreements granted to our executive officers, including the Chief Executive Officer, under the Second Amended and Restated 2004 Stock Incentive Plan on January 29, 2015.

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

10.3.5	Form of Stock Option Award Agreement granted to our directors under the Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5 of the 2011 Form 10-K).
10.4	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the 2011 Form 10-K).
10.5	Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the 2011 Form 10-K).
10.6.1	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).

216	Capital One Financial Corporation (COF)

Exhibit No.	Description
10.6.2	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6.2 of the 2012 Form 10-K).
10.7.1
Form of Change of Control Employment Agreement between Capital One Financial Corporation and each of its named executive officers, other than the Chief Executive Officer (incorporated by reference to Exhibit 10.8.2 of the 2011 Form 10-K).

10.7.2	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.8.3 of the 2012 Form 10-K).
10.7.3	Change of Control Employment Agreement between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.7.3 of the 2013 Form 10-K).
10.8.1	Form of Non-Competition Agreement between Capital One Financial Corporation and certain named executive officers (incorporated by reference to Exhibit 10.9 of the 2012 Form 10-K).
10.8.2	Non-Competition and Non-Solicitation of Customer Agreement between Capital One Financial Corporation and Jonathan W. Witter (incorporated by reference to Exhibit 10.8.2 of the 2013 Form 10-K).
10.9	Offer Letter to Stephen S. Crawford dated January 31, 2013 (incorporated by reference to Exhibit 10.10.2 of the 2012 Form 10-K).
12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Stephen S. Crawford.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of Stephen S. Crawford.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-K.

**	Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

217	Capital One Financial Corporation (COF)