Form 10-Q
period 2015-03-31
CAPITAL ONE FINANCIAL CORP
filed 2015-05-05
CIK 927628

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
For the quarterly period ended March 31, 2015
OR
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
______________________________
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☒
As of April 30, 2015, there were 546,424,370 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.
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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of March 31, 2015 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations, financial condition and liquidity by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes in this Report and the more detailed information contained in our 2014 Form 10-K.

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2015, our principal subsidiaries included:

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
We had total loans held for investment of $204.0 billion, deposits of $210.4 billion and stockholders’ equity of $45.7 billion as of March 31, 2015, compared with total loans held for investment of $208.3 billion, deposits of $205.5 billion and stockholders’ equity of $45.1 billion as of December 31, 2014.
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with interest on deposits, short-term borrowings and long-term debt. We also earn non-interest income which primarily consists of interchange income net of rewards expenses and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses (including salaries and associate benefits, occupancy and equipment costs, professional services, communication and data processing expenses and other miscellaneous expenses), marketing expenses and income taxes.
Our principal operations are currently organized for management reporting purposes into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into our existing business segments. Certain activities that are not part of a segment, such as management of our corporate investment portfolio and asset/liability management by our centralized Corporate Treasury group, are included in the Other category.

•
Credit Card: Consists of our domestic consumer and small business card lending, national closed-end installment lending and the international card lending businesses in Canada and the United Kingdom (“U.K.”).

1	Capital One Financial Corporation (COF)

•
Consumer Banking: Consists of our branch-based lending and deposit gathering activities for consumers and small businesses and national deposit gathering, auto lending and consumer home loan lending and servicing activities.

•
Commercial Banking: Consists of our lending, deposit gathering and servicing activities provided to commercial real estate and commercial and industrial customers. Our commercial and industrial customers typically include companies with annual revenues between $10 million and $1 billion.

Recent Acquisitions and Dispositions
We regularly explore and evaluate opportunities to acquire financial services companies and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We also regularly consider the potential disposition of certain assets, branches, partnership agreements or lines of business. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. We did not have any significant acquisitions or dispositions in 2014 or the first quarter of 2015.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data from our results of operations for the first quarters of 2015 and 2014 and selected comparative balance sheet data as of March 31, 2015 and December 31, 2014. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been recast to conform to the current period presentation.
Table 1: Consolidated Financial Highlights (Unaudited)(1)

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2015	2014	Change
Income statement
Net interest income	$4,576	$4,350	5%
Non-interest income	1,071	1,020	5
Total net revenue	5,647	5,370	5
Provision for credit losses	935	735	27
Non-interest expense:
Marketing	375	325	15
Amortization of intangibles	110	143	(23)
Acquisition-related	7	23	(70)
Operating expenses	2,557	2,441	5
Total non-interest expense	3,049	2,932	4
Income from continuing operations before income taxes	1,663	1,703	(2)
Income tax provision	529	579	(9)
Income from continuing operations, net of tax	1,134	1,124	1
Income from discontinued operations, net of tax	19	30	(37)
Net income	1,153	1,154	—
Dividends and undistributed earnings allocated to participating securities	(6)	(5)	20
Preferred stock dividends	(32)	(13)	146
Net income available to common stockholders	$1,115	$1,136	(2)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$2.00	$1.94	3%
Income from discontinued operations	0.03	0.05	(40)
Net income per basic common share	$2.03	$1.99	2
Diluted earnings per common share:
Net income from continuing operations	$1.97	$1.91	3
Income from discontinued operations	0.03	0.05	(40)
Net income per diluted common share	$2.00	$1.96	2
Weighted average common shares outstanding:
Basic	550.2	571.0	(4)
Diluted	557.2	580.3	(4)
Dividends paid per common share	$0.30	$0.30	—
Balance sheet (average balances)
Loans held for investment	$205,194	$193,722	6%
Interest-earning assets	278,427	262,659	6
Total assets	309,401	293,551	5
Interest-bearing deposits	182,998	184,183	(1)
Total deposits	207,851	205,842	1
Borrowings	46,082	35,978	28
Common equity	44,575	42,006	6
Total stockholders’ equity	46,397	42,859	8

3	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2015	2014	Change
Selected performance metrics
Purchase volume(2)	$57,383	$47,434	21%
Total net revenue margin(3)	8.11%	8.18%	(7	)bps
Net interest margin(4)	6.57	6.62	(5)
Return on average assets	1.47	1.53	(6)
Return on average tangible assets(5)	1.54	1.62	(8)
Return on average common equity(6)	9.84	10.53	(69)
Return on average tangible common equity(7)	15.00	16.83	(183)
Equity-to-assets ratio	15.00	14.60	40
Non-interest expense as a % of average loans held for investment(8)	5.94	6.05	(11)
Efficiency ratio(9)	53.99	54.60	(61)
Effective income tax rate from continuing operations	31.8	34.0	(220)
Net charge-offs	$881	$931	(5)%
Net charge-off rate(10)	1.72%	1.92%	(20	)bps
Net charge-off rate (excluding Acquired Loans)(11)	1.93	2.24	(31)

(Dollars in millions, except as noted)	March 31, 2015	December 31, 2014	Change
Balance sheet (period end)
Loans held for investment	$203,978	$208,316	(2)%
Interest-earning assets	275,837	277,849	(1)
Total assets	306,224	308,167	(1)
Interest-bearing deposits	185,208	180,467	3
Total deposits	210,440	205,548	2
Borrowings	41,029	48,457	(15)
Common equity	43,908	43,231	2
Total stockholders’ equity	45,730	45,053	2
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,405	$4,383	1%
Allowance as a % of loans held for investment (“allowance coverage ratio”)	2.16%	2.10%	6	bps
Allowance as a % of loans held for investment (excluding Acquired Loans)(11)	2.41	2.36	5
30+ day performing delinquency rate	2.32	2.62	(30)
30+ day performing delinquency rate (excluding Acquired Loans)(11)	2.61	2.95	(34)
30+ day delinquency rate	2.58	2.91	(33)
30+ day delinquency rate (excluding Acquired Loans)(11)	2.90	3.28	(38)
Capital ratios
Common equity Tier 1 capital ratio	12.46%	12.46%	—
Tier 1 risk-based capital ratio	13.22	13.23	(1)
Total risk-based capital ratio	15.07	15.14	(7)
Tier 1 leverage ratio	10.66	10.77	(11)
Tangible common equity (“TCE”) ratio(12)	9.83	9.49	34
Supplementary leverage ratio(13)	9.22	N/A	**
Others
Employees (in thousands), period end	47.0	46.0	2%
__________
** Change is not meaningful

(1)
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related right to reclaim cash collateral or obligation to return cash collateral. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results, excluding regulatory ratios, have been recast to conform to this presentation.

(2)
Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(3)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(4)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.

4	Capital One Financial Corporation (COF)

(5)
Calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(6)
Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly titled measures reported by other companies.

(7)
Calculated based on the annualized sum of (i) income from continuing operations, net of tax; (ii) less dividends and undistributed earnings allocated to participating securities; (iii) less preferred stock dividends, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly titled measures reported by other companies. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(8)	Calculated based on annualized non-interest expense for the period divided by average loans held for investment for the period.

(9)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(10)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

(11)	Calculation of ratio adjusted to exclude Acquired Loans. See “MD&A—Glossary and Acronyms” for the definition of Acquired Loans.

(12)
The TCE ratio is a non-GAAP measure calculated as TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(13)
Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
We reported net income of $1.2 billion ($2.00 per diluted common share) on total net revenue of $5.6 billion for the first quarter of 2015. In comparison, we reported net income of $1.2 billion ($1.96 per diluted common share) on total net revenue of $5.4 billion for the first quarter of 2014.
Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition provisions, was 12.46% as of both March 31, 2015 and December 31, 2014. We formally entered parallel run for Basel III Advanced Approaches on January 1, 2015. See “Capital Management” below for additional information.
On March 26, 2014, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock (the “2014 Stock Repurchase Program”). As of March 31, 2015, we completed the 2014 Stock Repurchase Program. Additionally, on March 11, 2015, we announced that our Board of Directors had authorized the repurchase of up to $3.125 billion of shares of our common stock (the “2015 Stock Repurchase Program”) beginning in the second quarter of 2015 through the end of the second quarter of 2016. The Board of Directors also authorized an increase in the quarterly dividend on our common stock from the current level of $0.30 per share to $0.40 per share. See “Capital Management” below for additional information.
Below are additional highlights of our performance in the first quarter of 2015. These highlights generally are based on a comparison between the results of the first quarters of 2015 and 2014, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2015 compared to our financial condition and credit performance as of December 31, 2014. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company

•
Earnings: Our net income remained flat at $1.2 billion in the first quarter of 2015 compared to the first quarter of 2014 as the increase in net income from continuing operations was offset by the decrease in net income from discontinued operations. The increase in net income from continuing operations was driven by (i) an increase in interest income due to growth in our credit card, auto and commercial loan portfolios partially offset by the planned run-off of our acquired home loan portfolio; and (ii) an increase in non-interest income primarily attributable to higher interchange fees partially offset by lower service charges and other customer-related fees in our Credit Card business. These increases were partially offset by (i) an increase in provision for credit losses due to the change from an allowance release in the first quarter of 2014 to an allowance build in the first quarter of 2015; and (ii) an increase in non-interest expense driven by higher operating and marketing expenses associated with loan growth. The decrease in net income from discontinued operations was due to a smaller release in representation and warranty reserve in the first quarter of 2015.

•
Loans Held for Investment: Period-end loans held for investment decreased by $4.3 billion, or 2%, to $204.0 billion as of March 31, 2015 from December 31, 2014, driven by seasonal paydowns in our credit card loan portfolio in our Credit Card business and the planned run-off of our acquired home loan portfolio partially offset by growth in the auto loan portfolio in our Consumer Banking business. Average loans held for investment increased by $11.5 billion, or 6%, to $205.2 billion in the first quarter of 2015, compared to the first quarter 2014, primarily due to continued strong auto loan originations

5	Capital One Financial Corporation (COF)

outpacing the planned run-off of the acquired home loan portfolio in our Consumer Banking business and growth in our commercial and credit card loan portfolios.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 20 basis points to 1.72% in the first quarter of 2015 compared to the first quarter of 2014, primarily driven by lower charge-offs in our Credit Card business and average loan growth. The overall low net charge-off rates compared to our historical levels were largely due to continued economic improvement and portfolio seasoning. Our 30+ day delinquency rate declined to 2.58% as of March 31, 2015 from 2.91% as of December 31, 2014, primarily due to seasonally lower delinquency inventories. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $22 million to $4.4 billion as of March 31, 2015 from December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by portfolio-specific risks in our commercial loan portfolio in our Commercial Banking business and loan growth in our auto loan portfolio in our Consumer Banking business, partially offset by an allowance release as credit improved in our credit card loan portfolio in our Credit Card business. The allowance coverage ratio increased by 6 basis points to 2.16% as of March 31, 2015 from December 31, 2014.

•
Representation and Warranty Reserve: The mortgage representation and warranty reserve decreased by $58 million to $673 million as of March 31, 2015 from December 31, 2014. The decrease in the representation and warranty reserve was primarily driven by claims paid and legal developments, which includes settlements. We recorded a net benefit for mortgage representation and warranty losses of $18 million (which includes a provision of $1 million before taxes in continuing operations and a benefit of $19 million before taxes in discontinued operations) in the first quarter of 2015.

Business Segment Financial Performance
Table 2 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the first quarters of 2015 and 2014. We provide information on the allocation methodologies used to derive our business segment results under “Note 19—Business Segments” in our 2014 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the United States of America (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.
Table 2: Business Segment Results

	Three Months Ended March 31,
	2015				2014
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,482	62%	$668	59%	$3,310	62%	$668	60%
Consumer Banking	1,592	28	266	23	1,583	30	330	29
Commercial Banking(3)	575	10	155	14	508	9	137	12
Other(4)	(2)	—	45	4	(31)	(1)	(11)	(1)
Total from continuing operations	$5,647	100%	$1,134	100%	$5,370	100%	$1,124	100%
__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments is based on income (loss) from continuing operations, net of tax.

(3)
Some of our tax-related commercial investments generate tax-exempt income or tax credits. Accordingly, we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35% with offsetting reclassifications within the Other category.

(4)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expense that do not directly support the operations of the business segments, and other items as described in “Note 19—Business Segments” in our 2014 Form 10-K.

•
Credit Card: Net income from continuing operations in our Credit Card business was flat at $668 million in the first quarter of 2015, compared to the first quarter of 2014, due to higher net interest income primarily driven by loan growth and higher non-interest income attributable to interchange fees, offset by lower service charges and customer-related fees, higher

6	Capital One Financial Corporation (COF)

provision for credit losses and higher non-interest expense. Period-end loans held for investment in our Credit Card business decreased by $4.1 billion to $81.8 billion as of March 31, 2015 from December 31, 2014, primarily due to expected seasonal paydowns.

•
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $266 million in the first quarter of 2015, compared to net income from continuing operations of $330 million in the first quarter of 2014. The decrease in net income was primarily attributable to an allowance build in the first quarter of 2015 compared to a release in the first quarter of 2014 and higher non-interest expenses largely driven by higher infrastructure spending in our retail banking business and growth in our auto loan portfolio. The decrease was partially offset by higher net interest income generated by growth in our auto loan portfolio partially offset by the planned run-off of the acquired home loan portfolio. Period-end loans held for investment in our Consumer Banking business decreased by $60 million to $71.4 billion as of March 31, 2015 from December 31, 2014, primarily due to the continued run-off of our acquired home loan portfolio mostly offset by growth in the auto loan portfolio.

•
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $155 million in the first quarter of 2015 compared to net income from continuing operations of $137 million in the first quarter of 2014. The increase in net income was primarily due to higher revenue net of related operating expenses driven by the growth in our average commercial loan portfolio, as well as increased fee-based services and products, partially offset by a larger allowance build. Period-end loans held for investment in our Commercial Banking business decreased by $149 million to $50.7 billion as of March 31, 2015 from December 31, 2014.

Business Outlook
We discuss below our current expectations regarding our total company performance and the performance of each of our business segments over the near-term based on market conditions, the regulatory environment and our business strategies as of the time we filed this Report. The statements contained in this section are based on our current expectations regarding our outlook for our financial results and business strategies. Our expectations take into account, and should be read in conjunction with, our expectations regarding economic trends and analysis of our business as discussed in “Part I—Item 1. Business” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. Certain statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those in our forward-looking statements. Except as otherwise disclosed, forward-looking statements do not reflect: (i) any change in current dividend or repurchase strategies, (ii) the effect of any acquisitions, divestitures or similar transactions that have not been previously disclosed, or (iii) any changes in laws, regulations or regulatory interpretations, in each case after the date as of which such statements are made. See “Forward-Looking Statements” in this Report for more information on forward-looking statements included in this Report and “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K for factors that could materially influence our results.
Total Company Expectations
We delivered attractive risk-adjusted returns in the first quarter of 2015, and we expect that will continue. For full-year 2015, we expect growth in revenues compared to 2014, driven by growth in average loans. We expect the full-year 2015 efficiency ratio to be at the higher end of a range between 53.5% and 54.5%, or possibly modestly above that range, excluding non-recurring items. We are experiencing very strong Domestic Card growth, and we are likely to increase marketing to take advantage of the opportunities we see to help sustain the current trajectory. While growth opportunities would drive long-term value creation, higher marketing and the higher operating expense of additional volumes would put pressure on our efficiency ratio. We also expect that the ratio will vary, perhaps significantly, from quarter to quarter based on factors such as day count, the timing of growth and associated revenues, and the timing of investments throughout the year.
We believe our actions have created a well-positioned balance sheet with strong capital and liquidity. Pursuant to our approved 2015 capital plan, we increased our quarterly common stock dividend from $0.30 per share to $0.40 per share starting in the second quarter of 2015. We also expect to repurchase up to $3.125 billion of shares of our common stock pursuant to the 2015 Stock Repurchase Program beginning in the second quarter of 2015 through the second quarter of 2016. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, opportunities for growth, and our capital position and amount of retained earnings. The 2015 Stock Repurchase Program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. See “MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

7	Capital One Financial Corporation (COF)

Business Segment Expectations
Credit Card: In our Domestic Card business, as first quarter delinquency favorability rolls through to charge-offs, we expect quarterly charge-off rates in the lower end of our previously communicated mid-to-high 3% range, perhaps even getting into the low 3% range at the third quarter seasonal low point. Longer term, as new loan balances season, we expect growth to put upward pressure on the charge-off rate. While this impact on the charge-off rate is modest at first, we expect that the impact will grow throughout 2015 and beyond. We expect growth to drive our quarterly charge-off rate to be in the mid-to-high three percent range in the fourth quarter, and higher from there in 2016. In addition, we expect growth to drive allowance additions going forward. In the near term, we also expect favorable credit to drive lower-than-expected past due fees, putting modest pressure on revenue. We believe that our Credit Card business is well-positioned to deliver growth with attractive and resilient returns.
Consumer Banking: In our Consumer Banking business, we continue to experience a change in product mix as a result of continued growth in auto originations offset by the planned run-off of our acquired home loan portfolio. While our auto business remains well-positioned, we remain cautious and continue to closely monitor pricing, underwriting practices, used vehicle prices and other competitor and market factors. Returns on new auto originations are lower than returns in the overall auto loan portfolio, but remain resilient and within ranges that support an attractive business. We expect to continue to pursue opportunities in our auto business that are consistent with our long-standing focus on resilience, including adding new relationships with well-qualified dealers and gaining a greater share of originations with existing dealers. We expect persistently low interest rates will continue to pressure returns in our deposit businesses, even if rates begin to rise in 2015.
Commercial Banking: Commercial charge-offs, non-performing loans and criticized loans remain strong. While we continue to closely manage credit risk, we do not expect these levels to be sustainable through the cycle. Our Commercial Banking business is well-positioned to navigate a challenging environment, in which intense competition continues to put pressure on growth, margins and returns.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K.
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
We provide additional information on our critical accounting policies and estimates under “MD&A—Critical Accounting Policies and Estimates” in our 2014 Form 10-K.

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting for Derivative Assets and Liabilities

8	Capital One Financial Corporation (COF)

As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a right of setoff exists. This newly adopted policy is preferable as it more accurately reflects the Company’s counterparty credit risk as well as our contractual rights and obligations under these arrangements. Further, this change will align our presentation with that of the majority of our peer institutions. We retrospectively adopted this change in accounting principle and our consolidated balance sheet has been recast for all prior periods presented.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2015 and 2014. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between the interest income, including certain fees, earned on our interest-earning assets and the interest expense on our interest-bearing liabilities. Interest-earning assets include loans, investment securities and other interest-earning assets and interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, and other borrowings. Generally, we include in interest income any past due fees on loans that we deem collectible. Our net interest margin, based on our consolidated results, represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest bearing funding. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and foreign exchange rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.

9	Capital One Financial Corporation (COF)

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the first quarters of 2015 and 2014.
Table 3: Average Balances, Net Interest Income and Net Interest Margin(1)

	Three Months Ended March 31,
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$74,875	$2,660	14.21%	$69,800	$2,478	14.20%
International credit card	7,811	291	14.90	7,690	319	16.59
Total credit card	82,686	2,951	14.28	77,490	2,797	14.44
Consumer banking	71,595	1,120	6.26	70,836	1,094	6.18
Commercial banking	51,461	415	3.23	45,561	395	3.47
Other	112	54	192.86	133	21	63.16
Total loans, including loans held for sale	205,854	4,540	8.82	194,020	4,307	8.88
Investment securities	63,181	406	2.57	62,124	416	2.68
Cash equivalents and other interest-earning assets	9,392	28	1.19	6,515	30	1.84
Total interest-earning assets	$278,427	$4,974	7.15	$262,659	$4,753	7.24
Cash and due from banks	3,099			2,881
Allowance for loan and lease losses	(4,371)			(4,306)
Premises and equipment, net	3,701			3,838
Other assets	28,545			28,479
Total assets	$309,401			$293,551
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$182,998	$271	0.59	$184,183	$276	0.60
Securitized debt obligations	11,563	33	1.14	10,418	38	1.46
Senior and subordinated notes	20,595	79	1.53	14,162	77	2.17
Other borrowings and liabilities	14,721	15	0.41	11,398	12	0.42
Total interest-bearing liabilities	$229,877	$398	0.69	$220,161	$403	0.73
Non-interest bearing deposits	24,853			21,659
Other liabilities	8,274			8,872
Total liabilities	263,004			250,692
Stockholders’ equity	46,397			42,859
Total liabilities and stockholders’ equity	$309,401			$293,551
Net interest income/spread		$4,576	6.46		$4,350	6.51
Impact of non-interest bearing funding			0.11			0.11
Net interest margin			6.57%			6.62%
__________

(1)
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related right to reclaim cash collateral or obligation to return cash collateral. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results have been recast to conform to this presentation.

(2)	Past due fees included in interest income totaled approximately $354 million and $359 million in the first quarters of 2015 and 2014, respectively.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
Net interest income increased by $226 million or 5%, to $4.6 billion in the first quarter of 2015 compared to the first quarter of 2014, primarily driven by higher average interest-earning assets due to continued strong growth in our auto, commercial and credit

10	Capital One Financial Corporation (COF)

card loan portfolios. The net interest margin decreased 5 basis points to 6.57% in the first quarter of 2015 primarily attributable to lower yield on average interest earning assets, partially offset by lower cost of funds.
Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2015 vs. 2014
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$154	$185	$(31)
Consumer banking	26	12	14
Commercial banking	20	47	(27)
Other	33	(3)	36
Total loans, including loans held for sale	233	241	(8)
Investment securities	(10)	7	(17)
Cash equivalents and other interest-earning assets	(2)	9	(11)
Total interest income	221	257	(36)
Interest expense:
Deposits	(5)	(2)	(3)
Securitized debt obligations	(5)	3	(8)
Senior and subordinated notes	2	25	(23)
Other borrowings and liabilities	3	4	(1)
Total interest expense	(5)	30	(35)
Net interest income	$226	$227	$(1)
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

11	Capital One Financial Corporation (COF)

Table 5 displays the components of non-interest income for the first quarters of 2015 and 2014.
Table 5: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Service charges and other customer-related fees	$437	$474
Interchange fees, net	496	440
Net other-than-temporary impairment recognized in earnings	(15)	(5)
Other non-interest income:
Provision for mortgage representation and warranty losses(1)	(1)	(14)
Net gains from the sale of investment securities	2	13
Net fair value gains on free-standing derivatives	10	13
Other	142	99
Total other non-interest income	153	111
Total non-interest income	$1,071	$1,020
__________

(1)
Represents the provision for mortgage representation and warranty losses recorded in continuing operations. For the total impact to the net provision for mortgage representation and warranty losses, including the portion recognized in our consolidated statements of income as a component of discontinued operations, see “MD&A—Consolidated Balance Sheets Analysis—Table 14: Changes in Representation and Warranty Reserve.”

Non-interest income increased by $51 million, or 5%, to $1.1 billion in the first quarter of 2015 compared to the first quarter 2014. The main drivers for the increase in non-interest income include (i) an increase in interchange fees due to strong purchase volume in our Credit Card business; (ii) higher other non-interest income driven by growth in our commercial and multifamily real estate business; and (iii) lower provision for mortgage representation and warranty losses. The increase was partially offset by other customer-related fees in our Credit Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $935 million and $735 million in the first quarters of 2015 and 2014, respectively. The provision for credit losses as a percentage of net interest income was 20.4% and 16.9%, in the first quarters of 2015 and 2014, respectively.
The increase in the provision for credit losses of $200 million in the first quarter of 2015 compared to the first quarter of 2014, was primarily due to (i) a smaller release in the allowance for loan and lease losses in our credit card portfolio, partially offset by lower net charge-offs; (ii) a larger allowance build and higher net charge-offs due to the growth in our auto loan portfolio; and (iii) a larger allowance build in our commercial loan portfolio attributable to portfolio-specific risks.
We provide additional information on the provision for credit losses and changes in the allowance for loan and lease losses within “Credit Risk Profile—Summary of Allowance for Loan and Lease Losses,” “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.” For information on the allowance methodology for each of our loan categories, see “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K.
Non-Interest Expense
Non-interest expense consists of ongoing operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses and other miscellaneous expenses, as well as marketing costs and amortization of intangibles.

12	Capital One Financial Corporation (COF)

Table 6 displays the components of non-interest expense for the first quarters of 2015 and 2014.
Table 6: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Salaries and associate benefits	$1,211	$1,161
Occupancy and equipment	435	405
Marketing	375	325
Professional services	296	287
Communications and data processing	202	196
Amortization of intangibles	110	143
Other non-interest expense:
Collections	84	99
Fraud losses	67	73
Bankcard, regulatory and other fee assessments	109	113
Other	160	130
Other non-interest expense	420	415
Total non-interest expense	$3,049	$2,932
Non-interest expense increased by $117 million, or 4%, to $3.0 billion in the first quarter of 2015 compared to the first quarter of 2014, primarily driven by (i) higher expenses related to technology and digital investments; (ii) higher marketing and operating expenses attributable to growth in our auto, commercial and credit card loan portfolios; and (iii) higher provision for litigation matters. These increases were partially offset by a decline in the amortization of intangibles.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was closed in 2007. Income from discontinued operations, net of tax, was $19 million in the first quarter of 2015, compared to $30 million in the first quarter of 2014. We recorded a total pre-tax benefit for mortgage representation and warranty reserve of $19 million ($12 million net of tax) in the first quarter of 2015, compared to $47 million ($30 million net of tax) in the first quarter of 2014.
We provide additional information on the net provision for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 14—Commitments, Contingencies, Guarantees and Others.”
Income Taxes
We recorded income tax provisions of $529 million (31.8% effective income tax rate) and $579 million (34.0% effective income tax rate) in the first quarters of 2015 and 2014, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in the first quarter of 2015, from the first quarter of 2014, was primarily attributable to increased net tax credits and reduced discrete tax expense. We recorded discrete tax expense of $28 million in the first quarter of 2014 for certain state law changes that required a reduction of deferred tax assets and adjustments for the resolution of certain tax issues and audits. In comparison, we recorded net discrete tax expense of $2 million in the first quarter of 2015. Our effective income tax rate, excluding the impact of discrete tax items discussed above, was 31.7% and 32.4% in the first quarters of 2015 and 2014, respectively.
We provide additional information on items affecting our income taxes and effective tax rate under “Note 17—Income Taxes” in our 2014 Form 10-K.

13	Capital One Financial Corporation (COF)

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments” in our 2014 Form 10-K.
We refer to the business segment results derived from our internal management accounting and reporting process as our “managed” presentation, which differs in some cases from our reported results prepared based on U.S. GAAP. There is no comprehensive authoritative body of guidance for management accounting equivalent to U.S. GAAP; therefore, the managed presentation of our business segment results may not be comparable to similar information provided by other financial services companies. In addition, our individual business segment results should not be used as a substitute for comparable results determined in accordance with U.S. GAAP.
Below we summarize our business segment results for the first quarters of 2015 and 2014 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of March 31, 2015 compared to December 31, 2014. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”
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
Our Credit Card business generated net income from continuing operations of $668 million in both the first quarters of 2015 and 2014.

14	Capital One Financial Corporation (COF)

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 7: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Selected income statement data:
Net interest income	$2,666	$2,525	6%
Non-interest income	816	785	4
Total net revenue(1)	3,482	3,310	5
Provision for credit losses	669	558	20
Non-interest expense	1,776	1,726	3
Income from continuing operations before income taxes	1,037	1,026	1
Income tax provision	369	358	3
Income from continuing operations, net of tax	$668	$668	—
Selected performance metrics:
Average loans held for investment(2)	$82,581	$77,502	7
Average yield on loans held for investment(3)	14.30%	14.43%	(13	)bps
Total net revenue margin(4)	16.87	17.08	(21)
Net charge-offs	$719	$780	(8)%
Net charge-off rate	3.48%	4.02%	(54	)bps
Card loan premium amortization and other intangible accretion(5)	$11	$37	(70)%
Purchased credit card relationship (“PCCR”) intangible amortization	84	98	(14)
Purchase volume(6)	57,383	47,434	21

(Dollars in millions)	March 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$81,754	$85,876	(5)%
30+ day performing delinquency rate	2.91%	3.24%	(33	)bps
30+ day delinquency rate	2.97	3.30	(33)
Nonperforming loan rate	0.08	0.08	—
Allowance for loan and lease losses	$3,130	$3,204	(2)%
Allowance coverage ratio(7)	3.83%	3.73%	10	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $147 million and $163 million in the first quarters of 2015 and 2014, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $190 million and $216 million as of March 31, 2015 and December 31, 2014, respectively.

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
Key factors affecting the results of our Credit Card business for the first quarter of 2015, compared to the first quarter of 2014, and changes in financial condition and credit performance between March 31, 2015 and December 31, 2014 include the following:

15	Capital One Financial Corporation (COF)

•
Net Interest Income: Net interest income increased by $141 million, or 6%, to $2.7 billion in the first quarter of 2015. The increase in net interest income was primarily driven by loan growth in the Domestic Card business.

•
Non-Interest Income: Non-interest income increased by $31 million, or 4%, to $816 million in the first quarter of 2015. The increase was primarily attributable to an increase in interchange fees driven by higher purchase volume, partially offset by a decline in service charges and other customer-related fees in our Credit Card business.

•
Provision for Credit Losses: The provision for credit losses increased by $111 million, or 20%, to $669 million in the first quarter of 2015. The increase was primarily due to a smaller release in the allowance for loan and lease losses in our Domestic Card business, partially offset by lower net charge-offs across the Credit Card business.

•
Non-Interest Expense: Non-interest expense increased by $50 million, or 3%, to $1.8 billion in the first quarter of 2015. The increase was largely due to higher marketing expenses associated with loan growth, partially offset by lower operating expenses and lower PCCR intangible amortization.

•
Loans Held for Investment: Period-end loans held for investment decreased by $4.1 billion, or 5%, to $81.8 billion as of March 31, 2015 from December 31, 2014, primarily due to expected seasonal paydowns. Average loans held for investment increased by $5.1 billion, or 7%, to $82.6 billion in the first quarter of 2015 compared to first quarter of 2014, primarily due to loan growth in the Domestic Card business.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 54 basis points to 3.48% in the first quarter of 2015 compared to the first quarter of 2014 largely due to loan growth, continued economic improvement and portfolio seasoning. The 30+ day delinquency rate decreased 33 basis points to 2.97% as of March 31, 2015 from December 31, 2014 due to seasonally lower delinquency inventories.

Domestic Card Business
Domestic Card generated net income from continuing operations of $621 million and $595 million in the first quarters of 2015 and 2014, respectively. Domestic Card accounted for 91% of total net revenues of our Credit Card business in the first quarter of 2015 compared to 89% in the first quarter of 2014. Income attributable to Domestic Card represented 93% of net income for our Credit Card business in the first quarter of 2015, compared to 89% in the first quarter of 2014.

16	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 7.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Selected income statement data:
Net interest income	$2,421	$2,255	7%
Non-interest income	743	702	6
Total net revenue(1)	3,164	2,957	7
Provision for credit losses	610	486	26
Non-interest expense	1,580	1,545	2
Income from continuing operations before income taxes	974	926	5
Income tax provision	353	331	7
Income from continuing operations, net of tax	$621	$595	4
Selected performance metrics:
Average loans held for investment(2)	$74,770	$69,810	7
Average yield on loans held for investment(3)	14.23%	14.19%	4	bps
Total net revenue margin(4)	16.93	16.94	(1)
Net charge-offs	$664	$700	(5)%
Net charge-off rate	3.55%	4.01%	(46	)bps
Card loan premium amortization and other intangible accretion(5)	$11	$37	(70)%
PCCR intangible amortization	84	98	(14)
Purchase volume(6)	52,025	44,139	18

(Dollars in millions)	March 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$74,131	$77,704	(5)%
30+ day delinquency rate	2.92%	3.27%	(35	)bps
Allowance for loan and lease losses	$2,824	$2,878	(2)%
Allowance coverage ratio(7)	3.81%	3.70%	11	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results discussed above are similar to the key factors affecting our total Credit Card business. The primary driver of the increase in net income for our Domestic Card business in the first quarter of 2015, compared to the first quarter of 2014, was higher revenue primarily driven by loan growth partially offset by higher provision for credit losses largely due to a smaller release in the allowance for loan and lease losses.

17	Capital One Financial Corporation (COF)

International Card Business
International Card generated net income from continuing operations of $47 million and $73 million in the first quarters of 2015 and 2014, respectively. Income attributable to International Card represented 7% of net income for our Credit Card business in the first quarter of 2015, compared to 11% for the first quarter of 2014. The decrease was primarily due to the impact of foreign exchange rates driven by strengthening of the U.S. dollar and higher operating expenses from new and expanded partnerships in Canada partially offset by lower provision for credit losses due to a renegotiated partnership arrangement with a retail partner.
Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 7.2: International Card Business Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Selected income statement data:
Net interest income	$245	$270	(9)%
Non-interest income	73	83	(12)
Total net revenue	318	353	(10)
Provision for credit losses	59	72	(18)
Non-interest expense	196	181	8
Income from continuing operations before income taxes	63	100	(37)
Income tax provision	16	27	(41)
Income from continuing operations, net of tax	$47	$73	(36)
Selected performance metrics:
Average loans held for investment(1)	$7,811	$7,692	2
Average yield on loans held for investment(2)	14.93%	16.64%	(171	)bps
Total net revenue margin(3)	16.31	18.38	(207)
Net charge-offs	$55	$80	(31)%
Net charge-off rate	2.80%	4.17%	(137	)bps
Purchase volume(4)	$5,358	$3,295	63%

(Dollars in millions)	March 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(1)	$7,623	$8,172	(7)%
30+ day performing delinquency rate	2.81%	2.94%	(13	)bps
30+ day delinquency rate	3.44	3.60	(16)
Nonperforming loan rate	0.84	0.86	(2)
Allowance for loan and lease losses	$306	$326	(6)%
Allowance coverage ratio(5)	4.02%	3.99%	3	bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

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

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits and non-interest income from service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs, such as salaries and associate benefits, occupancy and equipment costs, professional services, communications and data processing expenses, as well as marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $266 million and $330 million in the first quarters of 2015 and 2014, respectively.
Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 8: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Selected income statement data:
Net interest income	$1,434	$1,433	—
Non-interest income	158	150	5
Total net revenue	1,592	1,583	1
Provision for credit losses	206	140	47
Non-interest expense	970	930	4
Income from continuing operations before income taxes	416	513	(19)
Income tax provision	150	183	(18)
Income from continuing operations, net of tax	$266	$330	(19)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$38,387	$32,387	19
Home loan	29,493	34,646	(15)
Retail banking	3,561	3,630	(2)
Total consumer banking	$71,441	$70,663	1
Average yield on loans held for investment(2)	6.26%	6.18%	8	bps
Average deposits	$169,593	$168,676	1%
Average deposit interest rate	0.57%	0.57%	—
Core deposit intangible amortization	$22	$30	(27)%
Net charge-offs	159	148	7
Net charge-off rate	0.89%	0.84%	5	bps
Net charge-off rate (excluding Acquired Loans)	1.30	1.37	(7)
Auto loan originations	$5,185	$4,727	10%

19	Capital One Financial Corporation (COF)

(Dollars in millions)	March 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$38,937	$37,824	3%
Home loan	28,905	30,035	(4)
Retail banking	3,537	3,580	(1)
Total consumer banking	$71,379	$71,439	—
30+ day performing delinquency rate	2.95%	3.60%	(65	)bps
30+ day performing delinquency rate (excluding Acquired Loans)(3)	4.27	5.34	(107)
30+ day delinquency rate	3.46	4.23	(77)
30+ day delinquency rate (excluding Acquired Loans)(3)	5.02	6.28	(126)
Nonperforming loans rate	0.67	0.77	(10)
Nonperforming loans rate (excluding Acquired Loans)(3)	0.98	1.14	(16)
Nonperforming asset rate(4)	0.95	1.06	(11)
Nonperforming asset rate (excluding Acquired Loans)(3)	1.37	1.57	(20)
Allowance for loan and lease losses	$826	$779	6%
Allowance coverage ratio(5)	1.16%	1.09%	7	bps
Deposits	$172,502	$168,078	3%
Loans serviced for others	6,784	6,701	1
__________

(1)
The period-end consumer banking loans held for investments includes Acquired Loans with carrying values of $22.2 billion and $23.3 billion as of March 31, 2015 and December 31, 2014, respectively. The average balance of consumer banking loans held for investment includes Acquired Loans of $22.6 billion and $27.5 billion in the first quarters of 2015 and 2014, respectively.

(2)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period. Interest income excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

(3)	See “Credit Risk Profile” and “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for additional information on the impact of Acquired Loans on our credit quality metrics.

(4)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties and other foreclosed assets.

(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.
Key factors affecting the results of our Consumer Banking business for the first quarter of 2015, compared to the first quarter of 2014, and changes in financial condition and credit performance between March 31, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income remained flat at $1.4 billion in the first quarter of 2015 as the higher net interest income generated by the growth in our auto loan portfolio was offset by the lower net interest income from our home loan portfolio attributable to the planned run-off of the acquired portfolio and margin compression in auto.

Consumer Banking yields increased by 8 basis points to 6.3% in the first quarter of 2015 compared to the first quarter of 2014. The increase was driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the run-off of the acquired home loan portfolio. The increase in our auto loan portfolio in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased by 74 basis points to 8.2% in the first quarter of 2015. This decrease was primarily attributable to a shift to a higher proportion of prime auto loans and increased competition in the auto business. The average yield on the home loan portfolio increased by 16 basis points to 3.9% in the first quarter of 2015, driven by an increase in expected cash flows as a result of credit improvement on the acquired home loan portfolio.

•
Non-Interest Income: Non-interest income increased by $8 million, or 5%, to $158 million in the first quarter of 2015, primarily driven by a lower provision for representation and warranty losses in our home loan portfolio.

•
Provision for Credit Losses: The provision for credit losses increased by $66 million, or 47%, to $206 million in the first quarter of 2015, driven by an allowance build and higher net charge-offs due to the growth in our auto loan portfolio, as

20	Capital One Financial Corporation (COF)

well as the absence of an allowance release in our home loan portfolio that occurred in the first quarter of 2014 due to favorable credit trends.

•
Non-Interest Expense: Non-interest expense increased by $40 million, or 4%, to $970 million in the first quarter of 2015, largely due to higher infrastructure spending in our retail banking business and the growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $60 million, or 0.1%, to $71.4 billion as of March 31, 2015 from December 31, 2014, primarily due to the continued run-off of our acquired home loan portfolio, mostly offset by growth in the auto loan portfolio. Average loans held for investments increased by $778 million, or 1%, to $71.4 billion in the first quarter of 2015 compared to the first quarter of 2014, due to the growth in our auto loan portfolio outpacing the run-off of our acquired home loan portfolio.

•
Deposits: Period-end deposits increased by $4.4 billion, or 3%, to $172.5 billion as of March 31, 2015 from December 31, 2014, primarily driven by seasonality of our consumer deposits as well as our continued focus on deepening deposit relationships with existing customers and attract new customers.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased by 5 basis points to 0.89% in the first quarter of 2015 compared to the first quarter of 2014. The increase in the net charge-off rate reflected the run-off of our acquired home loan portfolio and a greater portion of auto loan portfolio. The 30+ day delinquency rate decreased by 77 basis points to 3.46% as of March 31, 2015 from December 31, 2014 primarily attributable to seasonally lower auto delinquency inventories.

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income from customer fees and other transactions. Because we have some investments that generate tax-exempt income or tax credits, we make certain reclassifications to our Commercial Banking business results to present revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses, operating costs, such as salaries and associate benefits, occupancy, equipment, professional services, communications and data processing expenses, as well as marketing expenses.
Our Commercial Banking business generated net income from continuing operations of $155 million and $137 million in the first quarters of 2015 and 2014, respectively.

21	Capital One Financial Corporation (COF)

Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 9: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Selected income statement data:
Net interest income	$461	$421	10%
Non-interest income	114	87	31
Total net revenue(1)	575	508	13
Provision for credit losses	60	40	50
Non-interest expense	272	255	7
Income from continuing operations before income taxes	243	213	14
Income tax provision	88	76	16
Income from continuing operations, net of tax	$155	$137	13
Selected performance metrics:
Average loans held for investment:(2)
Commercial and multifamily real estate	$23,120	$20,962	10
Commercial and industrial	27,190	23,541	16
Total commercial lending	50,310	44,503	13
Small-ticket commercial real estate	760	932	(18)
Total commercial banking	$51,070	$45,435	12
Average yield on loans held for investment(1)	3.22%	3.47%	(25	)bps
Average deposits	$32,845	$31,627	4%
Average deposit interest rate	0.24%	0.25%	(1	)bps
Core deposit intangible amortization	$4	$6	(33)%
Net charge-offs	3	4	(25)
Net charge-off rate	0.02%	0.04%	(2	)bps

(Dollars in millions)	March 31, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(2)
Commercial and multifamily real estate	$22,831	$23,137	(1)%
Commercial and industrial	27,172	26,972	1
Total commercial lending	50,003	50,109	—
Small-ticket commercial real estate	738	781	(6)
Total commercial banking	$50,741	$50,890	—
Nonperforming loans rate	0.31%	0.34%	(3	)bps
Nonperforming asset rate(3)	0.31	0.36	(5)
Allowance for loan and lease losses	$444	$395	12%
Allowance coverage ratio(4)	0.87%	0.78%	9	bps
Deposits	$32,575	$31,954	2%
Loans serviced for others(5)	14,804	14,131	5
__________

(1)
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

(2)
The period-end commercial banking loans held for investments includes Acquired Loans with carrying value of $160 million and $191 million as of March 31, 2015 and December 31, 2014, respectively. The average balance of commercial banking loans held for investment includes Acquired Loans of $171 million and $230 million in the first quarters of 2015 and 2014, respectively.

22	Capital One Financial Corporation (COF)

(3)	Calculated by dividing nonperforming assets as of the end of the period by the sum of period-end loans held for investment, foreclosed properties and other foreclosed assets.

(4)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

(5)	Represents our portfolio of loans serviced for third parties related to our multifamily finance business.
Key factors affecting the results of our Commercial Banking business for the first quarter of 2015, compared to the first quarter of 2014, and changes in financial condition and credit performance between March 31, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income increased by $40 million, or 10%, to $461 million in the first quarter of 2015. The increase was driven by growth in commercial and multifamily real estate and commercial and industrial loans, partially offset by lower loan yields driven by market and competitive pressures.

•
Non-Interest Income: Non-interest income increased by $27 million, or 31%, to $114 million in the first quarter of 2015, primarily driven by increased revenue from fee-based services and products related to our multifamily finance business.

•
Provision for Credit Losses: The provision for credit losses increased by $20 million, or 50% to $60 million in the first quarter of 2015, primarily due to a larger allowance build in the first quarter of 2015 attributable to portfolio specific risks, partially offset by a smaller reserve build for unfunded lending commitments.

•
Non-Interest Expense: Non-interest expense increased by $17 million, or 7%, to $272 million in the first quarter of 2015, driven by higher operating expenses associated with continued investments in business growth.

•
Loans Held for Investment: Period-end loans held for investment decreased by $149 million, or less than 1%, to $50.7 billion as of March 31, 2015 from December 31, 2014 as paydowns offset originations. Average loans held for investment increased by $5.6 billion, or 12%, to $51.1 billion in the first quarter of 2015 compared to the first quarter of 2014, driven by loan growth in the commercial and industrial and commercial and multifamily real estate businesses.

•
Deposits: Period-end deposits increased by $621 million, or 2%, to $32.6 billion as of March 31, 2015 from December 31, 2014, driven by our strategy to strengthen existing relationships and increase liquidity from commercial customers.

•
Net Charge-off and Nonperforming Statistics: The net charge-off rate decreased by 2 basis points to 0.02% in the first quarter of 2015 compared to the first quarter of 2014. The nonperforming loans rate decreased by 3 basis points to 0.31% as of March 31, 2015 from December 31, 2014.

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, gains and losses on our investment securities portfolio and certain capital management activities. Other also includes foreign exchange-rate fluctuations on foreign currency-denominated transactions; certain gains and losses on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; a portion of the net provision for representation and warranty losses related to continuing operations; certain material items that are non-recurring in nature; and offsets related to certain line-item reclassifications.

23	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.
Table 10: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	Change
Selected income statement data:
Net interest income (expense)(1)	$15	$(29)	**
Non-interest income	(17)	(2)	**
Total net loss	(2)	(31)	(94)%
Benefit for credit losses	0	(3)	(100)
Non-interest expense	31	21	48
Loss from continuing operations before income taxes	(33)	(49)	(33)
Income tax benefit	(78)	(38)	105
Income (loss) from continuing operations, net of tax	$45	$(11)	**
__________

**	Change is not meaningful.

(1)
Some of our tax-related commercial investments generate tax-exempt income or tax credits, accordingly we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%, with offsetting reclassifications within Other.

Net income from continuing operations recorded in the Other category was $45 million in the first quarter of 2015, compared to a net loss from continuing operations of $11 million in the first quarter of 2014. The shift to a net profit from a net loss was primarily due to higher income from asset/liability management actions and higher income tax benefit reflecting residual impact of tax allocations, largely driven by a lower effective income tax rate for continuing operations.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets decreased by $1.9 billion to $306.2 billion as of March 31, 2015 from December 31, 2014 primarily attributable to a decrease of $4.3 billion in loans held for investment in our Credit Card business due to seasonality and the planned run-off of our acquired home loan portfolio partially offset by growth in the auto loan portfolio in our Consumer Banking business. Total liabilities decreased by $2.6 billion to $260.5 billion as of March 31, 2015, primarily driven by lower liquidity-related short-term funding due to expected seasonality. Stockholders’ equity increased by $677 million to $45.7 billion as of March 31, 2015. The increase in stockholders’ equity was primarily attributable to our net income of $1.2 billion in the first quarter of 2015, partially offset by share repurchases under our 2014 Stock Repurchase Program and dividend payments.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 87% and 86% of our total investment securities portfolio as of March 31, 2015 and December 31, 2014, respectively.
During the first quarter of 2015, the fair value of our investment portfolio increased by $832 million, or 1%, to $64.0 billion as of March 31, 2015 from December 31, 2014. This increase was driven by purchases of securities coupled with lower market interest rates.
We had gross unrealized gains of $968 million and gross unrealized losses of $128 million on available-for sale investment securities as of March 31, 2015, compared to gross unrealized gains of $886 million and gross unrealized losses of $237 million as of

24	Capital One Financial Corporation (COF)

December 31, 2014. The increase in gross unrealized gains and the decrease in gross unrealized losses in the first quarter of 2015 were primarily driven by lower interest rates. Of the $128 million in gross unrealized losses as of March 31, 2015, $108 million was related to securities that had been in a loss position for more than 12 months. We provide information on other-than-temporary impairment (“OTTI”) recognized in earnings on our investment securities above in “Consolidated Results of Operations—Non-Interest Income.”
Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of March 31, 2015 and December 31, 2014.
Table 11: Investment Securities

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury securities	$4,411	$4,440	$4,114	$4,118
Corporate debt securities guaranteed by U.S. government agencies	600	598	819	800
RMBS:
Agency(1)	22,344	22,607	21,804	21,995
Non-agency	2,943	3,441	2,938	3,386
Total RMBS	25,287	26,048	24,742	25,381
CMBS:
Agency(1)	3,672	3,676	3,751	3,723
Non-agency	1,711	1,753	1,780	1,796
Total CMBS	5,383	5,429	5,531	5,519
Other ABS(2)	2,025	2,028	2,618	2,662
Other securities(3)	775	778	1,035	1,028
Total investment securities available for sale	$38,481	$39,321	$38,859	$39,508

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
U.S. Treasury securities	$198	$199	$0	$0
Agency RMBS	20,484	21,763	20,163	21,210
Agency CMBS	2,559	2,691	2,337	2,424
Total investment securities held to maturity	$23,241	$24,653	$22,500	$23,634
__________

(1)	Agency includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

(2)
ABS collateralized by credit card loans constituted approximately 59% and 56% of the other ABS portfolio as of March 31, 2015 and December 31, 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 18% and 16% of the other ABS portfolio as of March 31, 2015 and December 31, 2014, respectively.

(3)	Includes foreign government bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 93% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of both March 31, 2015 and December 31, 2014, while approximately 6% was below investment grade as of both March 31, 2015 and December 31, 2014. We categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).

25	Capital One Financial Corporation (COF)

Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of March 31, 2015 and December 31, 2014.
Table 12: Non-Agency Investment Securities Credit Ratings

	March 31, 2015				December 31, 2014
(Dollars in millions)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade(1)	Amortized Cost	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$2,943	—%	3%	97%	$2,938	—%	3%	97%
Non-agency CMBS	1,711	100	—	—	1,780	100	—	—
Other ABS	2,025	98	2	—	2,618	90	5	5
Other securities	775	3	85	12	1,035	2	88	10
__________

(1)	Includes a small portion of investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consist of unrestricted loans and loans held and restricted in our consolidated securitization trusts. Table 13 summarizes our portfolio of loans held for investment by business segment, net of the allowance for loan and lease losses, as of March 31, 2015 and December 31, 2014.
Table 13: Loans Held for Investment

	March 31, 2015			December 31, 2014
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$81,754	$3,130	$78,624	$85,876	$3,204	$82,672
Consumer Banking	71,379	826	70,553	71,439	779	70,660
Commercial Banking	50,741	444	50,297	50,890	395	50,495
Other	104	5	99	111	5	106
Total	$203,978	$4,405	$199,573	$208,316	$4,383	$203,933
Period-end loans held for investment decreased by $4.3 billion, or 2.1%, to $204.0 billion as of March 31, 2015 from December 31, 2014, driven by seasonal paydowns in our credit card loan portfolio in our Credit Card business and the planned run-off of our acquired home loan portfolio partially offset by growth in the auto loan portfolio in our Consumer Banking business.
We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased by $705 million, or 113%, to $1.3 billion as of March 31, 2015, from December 31, 2014, primarily driven by higher originations in our multifamily finance business in our Commercial Banking business and timing of sales of these loans.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $4.9 billion to $210.4 billion as of March 31, 2015 from December 31, 2014. The increase in deposits was primarily driven by seasonality and the growth in our Consumer Banking and Commercial Banking businesses as a result of our continued focus on deepening deposit relationships with existing customers and our continued marketing strategy to attract new business. We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”

26	Capital One Financial Corporation (COF)

Securitized Debt Obligations
Securitized debt obligations increased by $1.1 billion during the first quarter of 2015, to $12.7 billion as of March 31, 2015 from December 31, 2014 primarily driven by debt issuances of $1.3 billion, offset by debt maturities of $175 million during the first quarter of 2015. We provide additional information on our borrowings below in “Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and Federal Home Loan Banks (“FHLB”) advances, totaled $28.3 billion as of March 31, 2015, of which $6.7 billion represented short-term borrowings and $21.6 billion represented long-term debt. Other debt totaled $36.8 billion as of December 31, 2014, of which $17.1 billion represented short-term borrowings and $19.7 billion represented long-term debt.
The decrease in other debt of $8.5 billion in the first quarter of 2015 was primarily attributable to a net decrease of $10.4 billion in FHLB advances, partially offset by a net increase of $1.9 billion in unsecured senior notes. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
Mortgage Representation and Warranty Reserve
We acquired three subsidiaries that originated residential mortgage loans and sold these loans to various purchasers, including purchasers who created securitization trusts. These subsidiaries are Capital One Home Loans, LLC, which was acquired in February 2005; GreenPoint, which was acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition; and Chevy Chase Bank, F.S.B (“CCB”), which was acquired in February 2009 and subsequently merged into CONA.
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $673 million as of March 31, 2015, compared to $731 million as of December 31, 2014.
The table below summarizes changes in our representation and warranty reserve in the first quarters of 2015 and 2014.
Table 14: Changes in Representation and Warranty Reserve(1)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Representation and warranty reserve, beginning of period	$731	$1,172
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	1	14
Recorded in discontinued operations	(19)	(47)
Total benefit for mortgage representation and warranty losses	(18)	(33)
Net realized losses	(40)	(11)
Representation and warranty reserve, end of period	$673	$1,128
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2015, is approximately $2.1 billion, unchanged from our estimate of $2.1 billion as of December 31, 2014.

27	Capital One Financial Corporation (COF)

We provide additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserve and the ultimate amount of losses incurred by our subsidiaries, in “Note 14—Commitments, Contingencies, Guarantees and Others.”

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
Capital Standards and Prompt Corrective Action
Bank holding companies and national banks are subject to capital adequacy standards adopted by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively. The capital adequacy standards set forth minimum risk-based and leverage capital requirements that are based on quantitative and qualitative measures of assets and off-balance sheet items. National banks, as insured depository institutions, are also subject to Prompt Corrective Action (“PCA”) capital regulations, which require the U.S. federal banking agencies to take “prompt corrective action” for banks that do not meet the PCA capital requirements.
In July 2013, the Federal Banking Agencies finalized a new capital rule that implements the Basel III capital accord (the “Final Basel III Capital Rules”) developed by the Basel Committee on Banking Supervision (“Basel Committee”) and certain Dodd-Frank Act capital provisions and updates the PCA capital requirements. The Final Basel III Capital Rules amended both the Basel I and Basel II Advanced Approaches frameworks, establishing a new common equity Tier 1 capital requirement and setting higher minimum capital ratio requirements. The Company refers to the amended Basel I framework as the “Basel III Standardized Approach,” and the amended Advanced Approaches framework as the “Basel III Advanced Approaches.”
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

28	Capital One Financial Corporation (COF)

even after we exit parallel run, we will continue to calculate regulatory capital and risk-weighted assets under the Basel III Standardized Approach.
As of January 1, 2014, the minimum risk-based and leverage capital requirements for Advanced Approaches banking organizations included a common equity Tier 1 capital ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 5.5%, a total risk-based capital ratio of at least 8.0%, and a Tier 1 leverage capital ratio of at least 4.0%. On January 1, 2015, the minimum risk-based capital ratio requirements increased to 4.5% for the common equity Tier 1 capital ratio and to 6.0% for the Tier 1 risk-based capital ratio. The minimum requirements for the total risk-based capital ratio and the Tier 1 leverage capital ratio did not change from 2014 to 2015.
The Final Basel III Capital Rules also introduced a new supplementary leverage ratio for all Advanced Approaches banking organizations with a minimum requirement of 3.0%. In September 2014 the Federal Banking Agencies issued a final rule that revised the calculation of total leverage exposures and implemented the supplementary leverage ratio. The supplementary leverage ratio compares Tier 1 capital to total leverage exposures, and includes all on-balance sheet assets and many off-balance sheet assets, including derivatives and unused commitments. The new supplementary leverage ratio becomes effective on January 1, 2018. However, as an Advanced Approaches banking organization, we are required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015.
Insured depository institutions are also subject to PCA capital regulations. The Final Basel III Capital Rules increased some of the thresholds for the PCA capital categories and added the new common equity Tier 1 capital ratio to the PCA regulations, effective January 1, 2015. As of January 1, 2014, an insured depository institution was considered to be well-capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0%, a Tier 1 leverage capital ratio of at least 5.0%, and is not subject to any written agreement, order, capital directive, or PCA directive issued by its regulator. Beginning on January 1, 2015, the well-capitalized level for the Tier 1 risk-based capital ratio increased to 8.0%, and the well-capitalized level for the common equity Tier 1 capital ratio was established at 6.5%. The well-capitalized levels for the total risk-based capital ratio and the Tier 1 leverage capital ratio did not change.
We disclose a non-GAAP TCE ratio in “MD&A—Summary of Selected Financial Data.” While the TCE ratio is a capital measure widely used by investors, analysts, rating agencies, and bank regulatory agencies to assess the capital position of financial services companies, it may not be comparable to similarly titled measures reported by other companies. We provide information on the calculation of this ratio in “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures.”
Table 15 provides a comparison of our regulatory capital ratios under the Federal Banking Agencies’ capital adequacy standards as of March 31, 2015 and December 31, 2014. Under the Final Basel III Capital Rules, beginning on January 1, 2014, as an Advanced Approaches banking organization we began using the Basel III Standardized Approach for calculating our regulatory capital, subject to applicable transition provisions. Throughout 2014, we continued to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios, as required under the Final Basel III Capital Rules. On January 1, 2015, we began using the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.

29	Capital One Financial Corporation (COF)

Table 15: Capital Ratios(1)

	March 31, 2015			December 31, 2014
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	12.46%	4.50%	N/A	12.46%	4.00%	N/A
Tier 1 risk-based capital(3)	13.22	6.00	6.00%	13.23	5.50	6.00%
Total risk-based capital(4)	15.07	8.00	10.00	15.14	8.00	10.00
Tier 1 leverage(5)	10.66	4.00	N/A	10.77	4.00	N/A
Supplementary leverage ratio(6)	9.22	N/A	N/A	N/A	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(2)	12.36%	4.50%	6.50%	11.33%	4.00%	N/A
Tier 1 risk-based capital(3)	12.36	6.00	8.00	11.33	5.50	6.00%
Total risk-based capital(4)	15.66	8.00	10.00	14.57	8.00	10.00
Tier 1 leverage(5)	10.22	4.00	5.00	9.64	4.00	5.00
Supplementary leverage ratio(6)	8.37	N/A	N/A	N/A	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(2)	12.72%	4.50%	6.50%	12.53%	4.00%	N/A
Tier 1 risk-based capital(3)	12.72	6.00	8.00	12.53	5.50	6.00%
Total risk-based capital(4)	13.78	8.00	10.00	13.57	8.00	10.00
Tier 1 leverage(5)	8.83	4.00	5.00	8.90	4.00	5.00
Supplementary leverage ratio(6)	7.96	N/A	N/A	N/A	N/A	N/A
__________

(1)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions. As we continue to refine our classification of exposures under the Basel III Standardized Approach framework, risk-weighted asset classifications are subject to change. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for additional information.

(2)	Common equity Tier 1 capital ratio is a regulatory capital measure under Basel III calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(3)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(4)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(5)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(6)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure.
Capital One Financial Corporation exceeded Federal Banking Agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of both March 31, 2015 and December 31, 2014. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, subject to transition provisions, was 12.46% as of both March 31, 2015 and December 31, 2014.
The calculation of our Basel III Standardized Approach common equity Tier 1 capital under the Final Basel III Capital Rules includes adjustments and deductions which are subject to transitions provisions, such as the inclusion of the unrealized gains and losses on available for sale investment securities included in accumulated other comprehensive income (“AOCI”) and adjustments related to intangibles other than goodwill. The inclusion of AOCI and the adjustments related to intangibles are phased-in at 20% for 2014, 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of March 31, 2015, calculated based on the Final Basel III Capital Rules, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of March 31, 2015, calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks like us that have not yet exited parallel run. Our estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes to future regulations and interpretations. As we continue to engage with our regulators during our parallel run, we anticipate that there could be further changes to the calculation.

30	Capital One Financial Corporation (COF)

Table 16: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	March 31, 2015
Common equity Tier 1 capital under Basel III Standardized	$29,671
Adjustments related to AOCI(2)	(186)
Adjustments related to intangibles(2)	(675)
Other adjustments(2)	—
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized	$28,810
Risk-weighted assets under Basel III Standardized	$238,144
Adjustments for fully phased-in Basel III Standardized(3)	(282)
Estimated risk-weighted assets under fully phased-in Basel III Standardized	$237,862
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized(4)	12.1%
__________

(1)	Estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

(3)
Adjustments include higher risk weights for items included in capital based on the threshold deduction approach, such as mortgage servicing assets and deferred tax assets. The adjustments also include removal of risk-weights for items that are deducted from common equity Tier 1 capital.

(4)
Calculated by dividing estimated common equity Tier 1 capital by estimated risk-weighted assets, which are both calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks that have not yet exited parallel run. Additional calculation adjustments are likely to apply to the common equity Tier 1 capital ratio under fully phased-in Basel III Standardized Approach following our exit from Advanced Approaches parallel run.

Under the Final Basel III Capital Rules, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater requirement of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2014 Form 10-K for additional information. Based on our business mix, we anticipate that we will need to hold more regulatory capital under the Basel III Advanced Approaches than under the Basel III Standardized Approach to meet our minimum required regulatory capital ratios.
Capital Planning and Regulatory Stress Testing
In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us. Under these rules, bank holding companies with consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan Comprehensive Capital Analysis and Review (“CCAR cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a non-objection to the plan. On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing. The final rule changes the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. To allow for a transition to the change in timing, the Federal Reserve’s objection or non-objection applied to the capital actions spanning the five quarters starting with the second quarter of 2015 for the 2015 CCAR cycle. Subsequent submissions each would cover a four-quarter period. For additional information on the Final Rule, see “Part 1—Item 1. Business—Supervision and Regulation” in our 2014 Form 10-K.
After the Federal Reserve’s non-objection to our 2014 capital plan, we maintained our quarterly dividend of $0.30 per share for all four quarters in 2014. In addition, our Board of Directors authorized the repurchase of up to $2.5 billion of shares of common stock through the end of the first quarter of 2015. During 2014, we repurchased approximately $2.0 billion of common stock and the remaining amount of the 2014 Stock Repurchase Program was completed during the first quarter of 2015.
On January 5, 2015 we submitted our capital plan to the Board of Directors of the Federal Reserve as part of the 2015 CCAR cycle. On March 11, 2015, the Board of Governors of the Federal Reserve publicly disclosed its non-objection to our proposed capital distribution plans submitted pursuant to CCAR. As a result of this non-objection to our capital plan, the Board of Directors also authorized an increase in the quarterly dividend on our common stock from the current level of $0.30 per share to $0.40 per share. In addition, the company's Board of Directors has authorized the repurchase of up to $3.125 billion of shares of the company's common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016.

31	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
On April 30, 2015, our Board of Directors approved an increase in our quarterly common stock dividend from $0.30 per share to $0.40 per share, payable on May 21, 2015 to stockholders of record at the close of the business on May 11, 2015. Our Board of Directors also approved quarterly dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock payable on June 1, 2015 to stockholders of record at the close of business on May 15, 2015. Based on these declarations, the Company will pay approximately $219 million in common equity dividends and approximately $29 million in total preferred dividends in the second quarter of 2015. Under the terms of our outstanding preferred stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.30 per share in the first quarter of 2015. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our 6.00% fixed-rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”); $15.625 per share on the outstanding shares of our 6.25% fixed-rate non-cumulative perpetual preferred stock, Series C (the “Series C Preferred Stock”); and $22.5194 per share on the outstanding shares of our 6.70% fixed-rate non-cumulative perpetual preferred stock, Series D (the “Series D Preferred Stock”) during the first quarter of 2015.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. Funds available for dividend payments from COBNA was $1.3 billion as of March 31, 2015. There can be no assurance that we will declare and pay any dividends to stockholders.
In addition and consistent with our 2015 capital plan, our Board of Directors has authorized the repurchase of up to $3.125 billion of shares of common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016.
The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and amount of retained earnings. Our stock repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfer of Funds” in our 2014 Form 10-K.

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

32	Capital One Financial Corporation (COF)

Our risk framework consists of the following eight key elements:

•	Establish Governance Processes, Accountabilities, and Risk Appetites

•	Identify and Assess Risks and Ownership

•	Develop and Operate Controls, Monitoring and Mitigation Plans

•	Test and Detect Control Gaps and Perform Corrective Action

•	Escalate Key Risks and Gaps to Executive Management and, when Appropriate, the Board of Directors

•	Calculate and Allocate Capital in Alignment with Risk Management and Measurement Processes (including Stress Testing)

•	Support with the Right Culture, Talent and Skills

•	Enable with the Right Data, Infrastructure and Programs
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “MD&A—Risk Management” in our 2014 Form 10-K.

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, short-term advances on syndications activity, certain operational cash balances in other financial institutions, foreign exchange transactions, and customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”
Loan Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2014 Form 10-K.
Our loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of March 31, 2015 and December 31, 2014. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.3 billion and $626 million as of March 31, 2015 and December 31, 2014, respectively.

33	Capital One Financial Corporation (COF)

Table 17: Loan Portfolio Composition

	March 31, 2015		December 31, 2014
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$74,131	36.3%	$77,704	37.3%
International credit card	7,623	3.7	8,172	3.9
Total credit card	81,754	40.0	85,876	41.2
Consumer Banking:
Auto	38,937	19.1	37,824	18.2
Home loan	28,905	14.2	30,035	14.4
Retail banking	3,537	1.7	3,580	1.7
Total consumer banking	71,379	35.0	71,439	34.3
Commercial Banking:
Commercial and multifamily real estate	22,831	11.2	23,137	11.1
Commercial and industrial	27,172	13.3	26,972	12.9
Total commercial lending	50,003	24.5	50,109	24.0
Small-ticket commercial real estate	738	0.4	781	0.4
Total commercial banking	50,741	24.9	50,890	24.4
Other:
Other loans	104	0.1	111	0.1
Total loans held for investment	$203,978	100.0%	$208,316	100.0%
__________

(1)	Includes installment loans of $123 million and $144 million as of March 31, 2015 and December 31, 2014, respectively.
Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loan portfolio (excluding loans held for sale) by industry classification as of March 31, 2015 and December 31, 2014.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	March 31, 2015	December 31, 2014
Real estate(2)	41%	41%
Finance and insurance	11	12
Oil and gas	7	7
Health care	5	5
Business services	5	5
Public administration	5	5
Construction and land	5	4
Educational services	4	4
Retail trade	4	4
Transportation	4	4
Other	9	9
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)	Primarily consists of loans secured by commercial real estate.

34	Capital One Financial Corporation (COF)

Acquired Loans
Our portfolio of loans held for investment includes loans acquired in the ING Direct, CCB and 2012 U.S. card acquisitions. See “MD&A—Glossary and Acronyms” for the definition of ING Direct, CCB and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition. Acquired Loans accounted for based on expected cash flows to be collected were $22.3 billion as of March 31, 2015, compared to $23.5 billion as of December 31, 2014.
The difference between the fair value at acquisition and expected cash flows represents the accretable yield, which is recognized in interest income over the life of the loans. The difference between the contractual payments on the loans and expected cash flows represents the nonaccretable difference or the amount of principal and interest not considered collectible, which incorporates future expected credit losses over the life of the loans. We regularly update our estimate of expected principal and interest to be collected from these loans and evaluate the results for each accounting pool that was established at acquisition based on loans with common risk characteristics. Probable decreases in expected cash flows would trigger the recognition of an allowance for loan and lease losses through our provision for credit losses. Probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan and lease losses established subsequent to acquisition, with any remaining increase in expected cash flows recognized prospectively in interest income over the remaining estimated life of the underlying loans. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for additional information on Acquired Loans.
Home Loans
The substantial majority of our home loan portfolio was acquired in the ING Direct and CCB acquisitions, and they accounted for 99.0% and 98.9% of our total Acquired Loans as of March 31, 2015 and December 31, 2014, respectively. The expected cash flows for our acquired home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield.
Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents the relative size of Acquired Loans in our home loan portfolio, by lien priority.
Table 19: Home Loans - Risk Profile by Lien Priority

	March 31, 2015
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,776	20.0%	$21,766	75.3%	$27,542	95.3%
2nd lien	1,015	3.5	348	1.2	1,363	4.7
Total	$6,791	23.5%	$22,114	76.5%	$28,905	100.0%

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our accounting policies for Acquired Loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

35	Capital One Financial Corporation (COF)

Table 20 provides a sensitivity analysis of the Acquired Loans in our home loan portfolio as of March 31, 2015. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 20: Sensitivity Analysis - Acquired Loans - Home Loan Portfolio(1)

(Dollars in millions)	March 31, 2015	Estimated Impact
Expected cash flows	$26,552	$(137)
Accretable yield	4,471	2
Allowance for loan and lease losses	33	139
__________

(1)
The estimated impact is the change in the balance as of March 31, 2015 from the hypothetical decline of 10% in the home price index. Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

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
We underwrite most consumer loans using proprietary models, which are typically based on credit bureau data, including borrower credit scores, along with application information and, where applicable, collateral and deal structure data. We continuously adjust our management of credit lines and collection strategies based on customer behavior and risk profile changes. We use borrower credit scores for subprime classification, for competitive benchmarking and, in some cases, to drive product segmentation decisions.
The following table provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2015, December 31, 2014, and March 31, 2014.
Table 21: Credit Score Distribution

(Percentage of portfolio)	March 31, 2015	December 31, 2014	March 31, 2014
Domestic credit card - Refreshed FICO scores:(1)
Greater than 660	66%	68%	68%
660 or below	34	32	32
Total	100%	100%	100%
Auto - At origination FICO scores:(2)
Greater than 660	48%	47%	44%
621 - 660	17	17	17
620 or below	35	36	39
Total	100%	100%	100%
__________

(1)
Credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.

(2)
Credit scores represent FICO scores. These scores are obtained from three credit bureaus at the time of application and are not refreshed thereafter. The FICO score distribution is based on the average scores. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

36	Capital One Financial Corporation (COF)

We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio.
See “Note 4—Loans” in this Report for additional credit quality information. Also, see “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, net charge-offs and TDRs for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are generally the same for credit card loans, as we continue to classify the substantial majority of credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of March 31, 2015 and December 31, 2014.
Table 22: 30+ Day Delinquencies

	March 31, 2015				December 31, 2014
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,163	2.92%	$2,163	2.92%	$2,538	3.27%	$2,538	3.27%
International credit card	214	2.81	262	3.44	240	2.94	294	3.60
Total credit card	2,377	2.91	2,425	2.97	2,778	3.24	2,832	3.30
Consumer Banking:
Auto	2,029	5.21	2,149	5.52	2,486	6.57	2,682	7.09
Home loan(2)	52	0.18	282	0.97	64	0.21	302	1.01
Retail banking	21	0.60	40	1.12	23	0.64	40	1.11
Total consumer banking(2)	2,102	2.95	2,471	3.46	2,573	3.60	3,024	4.23
Commercial Banking:
Commercial and multifamily real estate	72	0.31	99	0.43	85	0.37	117	0.51
Commercial and industrial	181	0.67	249	0.92	15	0.05	73	0.27
Total commercial lending	253	0.51	348	0.70	100	0.20	190	0.38
Small-ticket commercial real estate	4	0.49	13	1.82	6	0.72	10	1.28
Total commercial banking	257	0.51	361	0.71	106	0.21	200	0.39
Other:
Other loans	3	3.37	13	12.58	3	2.84	14	12.23
Total(2)	$4,739	2.32	$5,270	2.58	$5,460	2.62	$6,070	2.91
__________

(1)
Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)
Excluding the impact of Acquired Loans, the 30+ day performing delinquency rate for our home loan portfolio, total consumer banking and total loans held for investment was 0.77%, 4.27% and 2.61%, respectively, as of March 31, 2015, and 0.94%, 5.34%, and 2.95%, respectively, as of December 31, 2014. Excluding the impact of Acquired Loans, the 30+ day delinquency rate for our home loan portfolio, total consumer banking and total loans held for investment was 4.15%, 5.02% and 2.90%, respectively, as of March 31, 2015, and 4.45%, 6.28%, and 3.28%, respectively, as of December 31, 2014.

37	Capital One Financial Corporation (COF)

Table 23 presents an aging of 30+ day delinquent loans included in the above table.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loan portfolio	$203,978	100.0%	$208,316	100.00%
Delinquency status:
30 – 59 days	$2,384	1.17%	$2,841	1.36%
60 – 89 days	1,196	0.58	1,424	0.68
90 + days	1,690	0.83	1,805	0.87
Total	$5,270	2.58%	$6,070	2.91%
Geographic region:
Domestic	$5,008	2.46%	$5,776	2.77%
International	262	0.13	294	0.14
Total	$5,270	2.58%	$6,070	2.91%
__________

(1)
Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

Table 24 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of March 31, 2015 and December 31, 2014. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,134	1.39%	$1,254	1.46%
Consumer banking	1	0.00	1	0.00
Commercial banking	84	0.17	8	0.01
Total	$1,219	0.60	$1,263	0.61
Geographic region:
Domestic	$1,155	0.59%	$1,190	0.59%
International	64	0.85	73	0.90
Total	$1,219	0.60	$1,263	0.61
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming assets consist of nonperforming loans, foreclosed property and repossessed assets and the net realizable value of auto loans that have been charged-off as a result of a bankruptcy. Nonperforming loans generally include loans that have been placed on nonaccrual status and certain restructured loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulty. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.

38	Capital One Financial Corporation (COF)

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2015 and December 31, 2014. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value.
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$64	0.84%	$70	0.86%
Total credit card	64	0.08	70	0.08
Consumer Banking:
Auto	120	0.31	197	0.52
Home loan(2)	336	1.16	330	1.10
Retail banking	25	0.71	22	0.61
Total consumer banking(2)	481	0.67	549	0.77
Commercial Banking:
Commercial and multifamily real estate	40	0.18	62	0.27
Commercial and industrial	106	0.39	106	0.39
Total commercial lending	146	0.29	168	0.33
Small-ticket commercial real estate	12	1.62	7	0.96
Total commercial banking	158	0.31	175	0.34
Other:
Other loans	14	13.33	15	13.37
Total nonperforming loans held for investment(2)(3)	$717	0.35	$809	0.39
Other nonperforming assets:(4)
Foreclosed property(5)	$134	0.07%	$139	0.06%
Other assets(6)	173	0.08	183	0.09
Total other nonperforming assets	307	0.15	322	0.15
Total nonperforming assets	$1,024	0.50	$1,131	0.54
__________

(1)
We recognized interest income for loans classified as nonperforming of $3 million in both the first quarters of 2015 and 2014. Interest income forgone related to nonperforming loans was $15 million and $16 million in the first quarters of 2015 and 2014, respectively. Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of Acquired Loans, the nonperforming loan ratio for our home loan portfolio, total consumer banking and total nonperforming loans held for investment was 4.94%, 0.98% and 0.39%, respectively, as of March 31, 2015, compared to 4.86%, 1.14% and 0.44%, respectively, as of December 31, 2014.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.55% and 0.62% as of March 31, 2015 and December 31, 2014, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes foreclosed properties related to Acquired Loans of $107 million and $101 million as of March 31, 2015 and December 31, 2014, respectively.

(6)	Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

39	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and fraud losses from charge-offs. Net charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Costs incurred to recover charged-off loans are recorded as collection expenses and included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2015 and 2014.
Table 26: Net Charge-Offs

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$664	3.55%	$700	4.01%
International credit card	55	2.80	80	4.17
Total credit card	719	3.48	780	4.02
Consumer Banking:
Auto	148	1.55	134	1.66
Home loan(2)	2	0.03	5	0.06
Retail banking	9	0.96	9	0.95
Total consumer banking(2)	159	0.89	148	0.84
Commercial Banking:
Commercial and multifamily real estate	(2)	(0.03)	1	0.01
Commercial and industrial	4	0.05	2	0.03
Total commercial lending	2	0.01	3	0.02
Small-ticket commercial real estate	1	0.47	1	0.67
Total commercial banking	3	0.02	4	0.04
Other:			.
Other loans	0	1.56	(1)	(0.68)
Total net charge-offs(2)	$881	1.72	$931	1.92
Average loans held for investment	$205,194		$193,722
Average loans held for investment (excluding Acquired Loans)	182,421		165,962
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(2)
Excluding the impact of Acquired Loans, the net charge-off rates for our home loan portfolio, total consumer banking and total loans held for investment were 0.11%, 1.30% and 1.93%, respectively, for the three months ended March 31, 2015, compared to 0.29%, 1.37% and 2.24%, respectively, for the three months ended March 31, 2014.

For information regarding management’s expectations of net charge-offs, see “MD&A—Business Segment Expectations.”

40	Capital One Financial Corporation (COF)

Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide short-term (three to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral.
Table 27 presents our recorded investment of loans modified in TDRs as of March 31, 2015 and December 31, 2014. It excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.
Table 27: Loan Modifications and Restructurings

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card	$673	41.0%	$692	41.9%
Consumer banking:
Auto	453	27.5	435	26.3
Home loan	219	13.3	218	13.2
Retail banking	36	2.2	35	2.1
Total consumer banking	708	43.0	688	41.6
Commercial banking	263	16.0	272	16.5
Total	$1,644	100.0%	$1,652	100.0%
Status of modified and restructured loans:
Performing	$1,198	72.9%	$1,203	72.8%
Nonperforming	446	27.1	449	27.2
Total	$1,644	100.0%	$1,652	100.0%
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
In the Consumer Banking business, the majority of our modified loans receive an extension, while a portion receive an interest rate reduction or principal reduction. Their impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto and home loans where the collateral value is lower than the recorded investment. In the Commercial Banking business, the majority of modified loans receive an extension, with a portion of these loans receiving an interest rate reduction. The impairment on modified commercial loans is generally determined based on the underlying collateral value. We provide additional information on modified loans accounted for as TDRs, including the performance of those loans subsequent to modification, in “Note 4—Loans.”
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

41	Capital One Financial Corporation (COF)

Impaired loans, including TDRs, totaled $1.9 billion as of both March 31, 2015 and December 31, 2014. Loans modified in TDRs accounted for $1.6 billion and $1.7 billion of impaired loans as of March 31, 2015 and December 31, 2014, respectively. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”
Allowance for Loan and Lease Losses
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease credit losses inherent in our held for investment portfolio as of each balance sheet date. The allowance for loan and lease losses is increased through the provision for credit losses and reduced by net charge-offs. We provide additional information on the methodologies and key assumptions used in determining our allowance for loan and lease losses under “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K.
Our allowance for loan and lease losses increased by $22 million to $4.4 billion as of March 31, 2015 from December 31, 2014. The allowance coverage ratio increased to 2.16% as of March 31, 2015, from 2.10% as of December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by portfolio-specific risks in our commercial loan portfolio in our Commercial Banking business and loan growth in our auto loan portfolio in our Consumer Banking business, partially offset by an allowance release as credit improved in our credit card loan portfolio in our Credit Card business.
Table 28 presents changes in our allowance for loan and lease losses for the first quarters of 2015 and 2014, and details the provision for credit losses recognized in our consolidated statements of income and charge-offs and recoveries by portfolio segment.

42	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses Activity

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Balance at beginning of period	$4,383	$4,315
Provision for credit losses(1)	927	723
Charge-offs:
Credit Card:
Domestic credit card	(924)	(964)
International credit card	(98)	(131)
Total credit card	(1,022)	(1,095)
Consumer Banking:
Auto	(233)	(205)
Home loan	(4)	(11)
Retail banking	(13)	(15)
Total consumer banking	(250)	(231)
Commercial Banking:
Commercial and multifamily real estate	—	(2)
Commercial and industrial	(7)	(4)
Total commercial lending	(7)	(6)
Small-ticket commercial real estate	(2)	(1)
Total commercial banking	(9)	(7)
Other:
Other loans	(3)	(2)
Total charge-offs	(1,284)	(1,335)
Recoveries:
Credit Card:
Domestic credit card	260	264
International credit card	43	51
Total credit card	303	315
Consumer Banking:
Auto	85	71
Home loan	2	6
Retail banking	4	6
Total consumer banking	91	83
Commercial Banking:
Commercial and multifamily real estate	2	1
Commercial and industrial	3	2
Total commercial lending	5	3
Small-ticket commercial real estate	1	—
Total commercial banking	6	3
Other:
Other loans	3	3
Total recoveries	403	404
Net charge-offs	(881)	(931)
Other changes(2)	(24)	(9)
Balance at end of period	$4,405	$4,098
Allowance for loan and lease losses as a percentage of loans held for investment	2.16%	2.12%
__________

(1)
The total provision for credit losses reported in our consolidated statements of income consists of a provision for loan and lease losses and a provision for unfunded lending commitments. This table only presents the provision for loan and lease losses and does not include the provision for unfunded lending commitments of $8 million and $12 million in the first quarters of 2015 and 2014, respectively.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

43	Capital One Financial Corporation (COF)

Table 29 presents an allocation of our allowance for loan and lease losses by portfolio segment as of March 31, 2015 and December 31, 2014.
Table 29: Allocation of the Allowance for Loan and Lease Losses

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Credit Card:
Domestic credit card	$2,824	3.81%	$2,878	3.70%
International credit card	306	4.02	326	3.99
Total credit card	3,130	3.83	3,204	3.73
Consumer Banking:
Auto	697	1.79	661	1.75
Home loan(1)	68	0.23	62	0.21
Retail banking	61	1.74	56	1.58
Total consumer banking(1)	826	1.16	779	1.09
Commercial Banking:
Commercial and multifamily real estate	160	0.70	155	0.67
Commercial and industrial	275	1.01	229	0.85
Total commercial lending	435	0.87	384	0.77
Small-ticket commercial real estate	9	1.24	11	1.43
Total commercial banking	444	0.87	395	0.78
Other:
Other loans	5	4.48	5	4.68
Total allowance for loan and lease losses	$4,405	2.16	$4,383	2.10
Total allowance coverage ratios:
Period-end loans held for investment	$203,978	2.16	$208,316	2.10
Period-end loans held for investment (excluding Acquired Loans)	181,644	2.41	184,816	2.36
Nonperforming loans(2)	717	614.18	809	541.86
Allowance coverage ratios by loan category:(3)
Credit card (30+ day delinquent loans)	2,425	129.08	2,832	113.13
Consumer banking (30+ day delinquent loans)	2,471	33.43	3,024	25.76
Commercial banking (nonperforming loans)	158	281.66	175	225.86
__________

(1)
Excluding the impact of Acquired Loans, the coverage ratios for our home loan portfolio and total consumer banking were 0.51% and 1.61%, respectively, as of March 31, 2015, compared to 0.52% and 1.56%, respectively, as of December 31, 2014.

(2)
The allowance for loan and lease losses as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 220.39% and 186.07% as of March 31, 2015 and December 31, 2014, respectively.

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

44	Capital One Financial Corporation (COF)

Table 30 below presents the composition of our liquidity reserves as of March 31, 2015 and December 31, 2014.
Table 30: Liquidity Reserves

(Dollars in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$8,891	$7,242
Investment securities available for sale, at fair value	39,321	39,508
Investment securities held to maturity, at fair value	24,653	23,634
Total investment securities portfolio(1)(2)	63,974	63,142
FHLB borrowing capacity secured by loans	28,389	29,547
Outstanding FHLB advances and letters of credit secured by loans	(7,268)	(17,720)
Outstanding FHLB advances and letters of credit secured by securities(3)	(4)	(4)
Securities encumbered for Public Funds and others	(10,998)	(10,627)
Total liquidity reserves	$82,984	$71,580
__________

(1)	The weighted average life of our securities was approximately 5.4 years and 5.7 years as of March 31, 2015 and December 31, 2014, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $3.0 billion and $3.5 billion as of March 31, 2015 and December 31, 2014, respectively. We also pledged securities held to maturity with a carrying value of $9.1 billion and $9.0 billion as of March 31, 2015 and December 31, 2014, respectively.

(3)	As of March 31, 2015, we pledged $13 million of securities available for sale to secure our FHLB borrowing capacity.
Our liquidity reserves increased by $11.4 billion, or 16%, in the first quarter of 2015, to $83.0 billion as of March 31, 2015, from December 31, 2014. This increase was primarily attributable to lower short-term FHLB advances as we experienced a seasonal drop in loan balances. See “MD&A—Risk Management” in our 2014 Form 10-K for additional information on our management of liquidity risk.
In September 2014, the Federal Banking Agencies issued final rules implementing the Basel III LCR in the United States (the “Final LCR Rule”). The Final LCR Rule applies to institutions with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets, as defined and calculated in accordance with the haircuts and limitations of the LCR rules, by its estimated net cash outflow, which are determined by applying assumed outflow factors in the LCR rules.
The Final LCR Rule phases-in the minimum LCR standard as follows: 80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. The Final LCR Rule came into effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016, and then on a daily basis thereafter. At March 31, 2015, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations.
Funding
The Company’s primary source of funding comes from deposits which provide us with a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the purchase of federal funds, the issuance of brokered deposits, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of senior and subordinated notes, the issuance of securitized debt obligations and other borrowings. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources.

45	Capital One Financial Corporation (COF)

Deposits
Table 31 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for the first quarter of 2015 and full year of 2014.
Table 31: Deposit Composition and Average Deposit Rates

	Three Months Ended March 31, 2015
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,232	$24,853	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	43,183	42,309	$51	20.3	0.48%
Saving deposits(2)	133,059	131,580	191	63.3	0.58
Time deposits less than $100,000	5,712	5,885	17	2.8	1.12
Total core deposits	207,186	204,627	259	98.4	0.51
Time deposits of $100,000 or more	2,197	2,211	11	1.1	1.96
Foreign time deposits(3)	1,057	1,013	1	0.5	0.34
Total deposits	$210,440	$207,851	$271	100.0%	0.52
	Twelve Months Ended December 31, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,081	$24,639	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	41,022	41,702	$204	20.3	0.49%
Saving deposits(2)	130,156	129,868	752	63.1	0.58
Time deposits less than $100,000	6,051	5,856	75	2.8	1.29
Total core deposits	202,310	202,065	1,031	98.2	0.51
Time deposits of $100,000 or more	2,261	2,560	53	1.3	2.07
Foreign time deposits(3)	977	1,050	4	0.5	0.34
Total deposits	$205,548	$205,675	$1,088	100.0%	0.53
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits were greater than $100,000 as of both March 31, 2015 and December 31, 2014.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as saving deposits and time deposits in the above table and totaled $5.0 billion and $5.1 billion as of March 31, 2015 and December 31, 2014, respectively.
The Federal Deposit Issuance Corporation (“FDIC”) limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,” as defined under the federal banking regulatory guidelines, as of both March 31, 2015 and December 31, 2014, and therefore were permitted to maintain brokered deposits.
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $10.4 billion to $6.7 billion as of March 31,

46	Capital One Financial Corporation (COF)

2015 from December 31, 2014. This decrease reflects $11.9 billion in payoffs of FHLB advances, partially offset by $1.4 billion in new FHLB advances during the first quarter of 2015, primarily driven by lower liquidity-related short-term funding due to expected seasonality.
Our long-term debt, which consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $3.0 billion, to $34.3 billion as of March 31, 2015 from December 31, 2014. The increase was primarily attributable to net increases of $1.9 billion in unsecured notes and $1.1 billion in securitized debt obligations.
Table 32 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of March 31, 2015, and the outstanding balances as of December 31, 2014.
Table 32: Contractual Maturity Profile of Outstanding Debt

	March 31, 2015
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2014
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$933	$—	$—	$—	$—	$—	$933	$880
FHLB advances	5,750	—	—	—	—	—	5,750	16,200
Total short-term borrowings	6,683	—	—	—	—	—	6,683	17,080
Long-term debt:
Securitized debt obligations	1,652	5,482	4,370	588	550	75	12,717	11,624
Senior and subordinated notes:
Unsecured senior debt	1,627	2,521	4,463	1,612	2,535	5,146	17,904	16,054
Unsecured subordinated debt	—	1,067	—	—	328	1,260	2,655	2,630
Total senior and subordinated notes	1,627	3,588	4,463	1,612	2,863	6,406	20,559	18,684
Other long-term borrowings:
FHLB advances	1,016	20	25	5	2	2	1,070	1,069
Total long-term debt(1)	4,295	9,090	8,858	2,205	3,415	6,483	34,346	31,377
Total short-term borrowings and long-term debt	$10,978	$9,090	$8,858	$2,205	$3,415	$6,483	$41,029	$48,457
Percentage of total	27%	22%	22%	5%	8%	16%	100%	100%
__________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments, which together result in a net reduction of $222 million and $233 million as of March 31, 2015 and December 31, 2014, respectively.

We provide additional information on our short-term borrowings and long-term debt under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheets Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”
Borrowing Capacity
We filed a new shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2015, which expires in 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions.
In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $28.4 billion as of March 31, 2015, of which $21.1 billion was still available to us to borrow as of March 31, 2015. To secure this borrowing capacity, we pledged loan collateral with an outstanding balance of $35.6 billion and security collateral with a fair value of $13 million as of March 31, 2015. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in

47	Capital One Financial Corporation (COF)

FHLB stock of $320 million and $807 million as of March 31, 2015 and December 31, 2014, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing capacity of $8.4 billion as of March 31, 2015. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it in 2014 or the first quarter of 2015.
Credit Ratings
Our credit ratings have a significant impact on our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 33 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of March 31, 2015 and December 31, 2014.
Table 33: Senior Unsecured Debt Credit Ratings

	March 31, 2015			December 31, 2014
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	A3	A3	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of May 4, 2015, Moody’s, S&P and Fitch have us on a stable outlook. On March 17, 2015 Moody announced that they would be adopting a new bank rating methodology that could potentially result in changes in the ratings of the securities of many banks including Capital One’s. As part of that announcement, Moody’s put COF’s subordinated debt and preferred stock on review for a possible one notch ratings upgrade and COBNA and CONA’s senior unsecured debt on review for a possible one notch ratings downgrade.

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

48	Capital One Financial Corporation (COF)

Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure is related to the funding of our non-dollar net investments in our International Card business in the U.K. and Canada. Our intercompany funding exposes our income statement to foreign exchange transaction risk, while our equity investments in our foreign operations results in translation risk in AOCI. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings. In the third quarter of 2014, we began entering into net investment hedges to manage our AOCI exposure. We apply hedge accounting to both of the intercompany funding hedges and the net investment hedges.
We measure our total exposure by regularly tracking the equity value of our net equity invested in our U.K. and Canadian foreign operations as well as their funding requirements. We apply a 30 percent U.S. dollar appreciation shock against each of our Great British Pound (“GBP”) and Canadian Dollar (“CAD”) net investment exposures. This shock approximates a 99 percent confidence interval over a one year time horizon for our combined GBP and CAD net investment exposure. Our gross equity exposures were 1.3 billion GBP as of both March 31, 2015 and December 31, 2014 and 605 million CAD and 581 million CAD as of March 31, 2015 and December 31, 2014 respectively. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current asset and liability management policy includes the use of derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $91.8 billion as of March 31, 2015, compared to $88.6 billion as of December 31, 2014, driven by an increase in our hedging activities.
Market Risk Measurement
We have prescribed risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset and liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analysis to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar denominated earnings and non-dollar equity investments in foreign operations. We provide additional information below in “Economic Value of Equity.”
We consider the impact on both net interest income and economic value of equity in measuring and managing our interest rate risk. Because the federal funds rate was lowered to near zero in December 2008, and since then has remained in a target range of 0% to 0.25%, we use a 50 basis points decrease as our declining interest rate scenario, since a scenario where interest rates would decline by 200 basis points is unlikely. In scenarios where a 50 basis points decline would result in a rate less than 0%, we assume a rate of 0%. Below we discuss the assumptions used in calculating each of these measures.
Net Interest Income Sensitivity
This sensitivity measure estimates the impact on our projected 12-month base-line interest rate sensitive revenue resulting from movements in interest rates. Interest rate sensitive revenue consists of net interest income and certain components of other non-interest income significantly impacted by movements in interest rates, including changes in the fair value of mortgage servicing rights and free-standing interest rate swaps. Adjusted net interest income consists of net interest income and changes in the fair value of mortgage servicing rights, including related derivative hedging activity, and changes in the fair value of free-standing interest rate swaps. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. In measuring the sensitivity of interest rate movements on our projected interest rate sensitive revenue, we assume an instantaneous +200 basis points and -50 basis points shock, with the lower rate scenario limited to zero as described above.

49	Capital One Financial Corporation (COF)

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
Table 34 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity, calculated under the methodology described above, as of March 31, 2015 and December 31, 2014.
Table 34: Interest Rate Sensitivity Analysis

	March 31, 2015	December 31, 2014
Estimated impact on projected base-line net interest income
+200 basis points	4.0%	4.5%
–50 basis points	(2.3)	(2.1)
Estimated impact on economic value of equity
+200 basis points	(2.2)	(3.4)
–50 basis points	(1.6)	(1.2)
Our projected net interest income and economic value of equity sensitivity measures were within our prescribed asset/liability policy limits as of March 31, 2015 and December 31, 2014. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
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

SUPERVISION AND REGULATION
We provide information on our Supervision and Regulation in our 2014 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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

50	Capital One Financial Corporation (COF)

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel to assist in the development, management and operation of new products and services;

51	Capital One Financial Corporation (COF)

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

•	other risk factors listed from time to time in reports that we file with the SEC.
Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K.

52	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

(Dollars in millions)	March 31, 2015	December 31, 2014
Quarterly Average Tangible Common Equity
Average stockholders' equity	$46,397	$45,576
Average goodwill and intangible assets(2)	(15,339)	(15,437)
Average noncumulative perpetual preferred stock(3)	(1,822)	(1,681)
Average tangible common equity	$29,236	$28,458
Period End Tangible Common Equity
Period end stockholders’ equity	$45,730	$45,053
Goodwill and intangible assets(2)	(15,307)	(15,383)
Noncumulative perpetual preferred stock(3)	(1,822)	(1,822)
Tangible common equity	$28,601	$27,848
Quarterly Average Tangible Assets
Average assets	$309,401	$304,153
Average goodwill and intangible assets(2)	(15,339)	(15,437)
Average tangible assets	$294,062	$288,716
Period End Tangible Assets
Period end assets	$306,224	$308,167
Goodwill and intangible assets(2)	(15,307)	(15,383)
Tangible assets	$290,917	$292,784
Non-GAAP TCE ratio
TCE ratio(4)	9.83%	9.49%
Capital Ratios
Common equity Tier 1 capital ratio(5)	12.46%	12.46%
Tier 1 risk-based capital ratio(6)	13.22	13.23
Total risk-based capital ratio(7)	15.07	15.14
Tier 1 leverage ratio(8)	10.66	10.77
Supplementary leverage ratio(9)	9.22	N/A
Risk-weighted assets(10)	$238,144	$236,944
Average assets for the leverage ratio	295,556	291,243
Regulatory Capital Ratios Under Basel III Standardized Approach
Common equity excluding AOCI	$44,120	$43,661
Adjustments:
AOCI(11)(12)	(26)	(69)
Goodwill(2)	(13,801)	(13,805)
Intangible Assets(2)(12)	(450)	(243)
Other	(172)	(10)
Common equity Tier 1 capital	29,671	29,534
Tier 1 capital instruments(3)	1,822	1,822
Additional Tier 1 capital adjustments	—	(1)
Tier 1 capital	31,493	31,355
Tier 2 capital instruments(3)	1,390	1,542
Qualifying allowance for loan and lease losses	2,996	2,981
Additional Tier 2 capital adjustments	—	1
Tier 2 capital	4,386	4,524
Total risk-based capital(13)	$35,879	$35,879

53	Capital One Financial Corporation (COF)

__________

(1)
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related right to reclaim cash collateral or obligation to return cash collateral. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results, excluding regulatory ratios, have been recast to conform to this presentation.

(2)	Includes impact of related deferred taxes.

(3)	Includes related surplus.

(4)	TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

(5)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(6)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(7)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(8)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(9)
Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

(10)
As of January 1, 2015, risk-weighted assets are calculated under the Basel III Standardized Approach, subject to transition provisions. Prior to January 1, 2015 risk-weighted assets were calculated under Basel I.

(11)	Amounts presented are net of tax.

(12)	Amounts based on transition provisions for regulatory capital deductions and adjustments of 20% for 2014 and 40% for 2015.

(13)	Total risk-based capital equals the sum of Tier 1 capital and Tier 2 capital.

54	Capital One Financial Corporation (COF)

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
Basel III Standardized Approach The Final Rule modified Basel I to create.the Basel III Standardized Approach, which requires for Basel III Advanced Approaches banking organizations that have yet to exit parallel run to use the Basel III Standardized Approach to calculate regulatory capital, including capital ratios, subject to transition provisions.
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
Collective trusts: An investment fund formed from the pooling of investments by investors.

55	Capital One Financial Corporation (COF)

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
Federal Banking Agencies: The Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Issuance Corporation.
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
GreenPoint: Refers to our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was closed in 2007.

56	Capital One Financial Corporation (COF)

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
Net interest margin: The result of dividing net interest income by average interest-earning assets.
Nonperforming loans and leases: Loans and leases that have been placed on non-accrual status.
North Fork: North Fork Bancorporation, Inc., which was acquired by the Company in 2006.

57	Capital One Financial Corporation (COF)

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
Proxy Statement: Capital One’s Proxy Statement for the 2015 Annual Stockholders Meeting.
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
Restructuring charges: Charges typically from the consolidation, relocation of operations, and reductions in work force.
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

58	Capital One Financial Corporation (COF)

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
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation

59	Capital One Financial Corporation (COF)

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
TARP: Troubled Asset Relief Program
TAV: Trade Analytics and Valuation team
TCE: Tangible Common Equity
TILA: Truth in Lending Act
UCL: Unfair Competition Law
U.S.: United States of America
U.K.: United Kingdom
VAC: Valuations Advisory Committee

60	Capital One Financial Corporation (COF)

Item 1. Financial Statements and Notes

61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2015	2014
Interest income:
Loans, including loans held for sale	$4,540	$4,307
Investment securities	406	416
Other	28	30
Total interest income	4,974	4,753
Interest expense:
Deposits	271	276
Securitized debt obligations	33	38
Senior and subordinated notes	79	77
Other borrowings	15	12
Total interest expense	398	403
Net interest income	4,576	4,350
Provision for credit losses	935	735
Net interest income after provision for credit losses	3,641	3,615
Non-interest income:
Service charges and other customer-related fees	437	474
Interchange fees, net	496	440
Total other-than-temporary impairment	(9)	(3)
Less: Portion of other-than-temporary impairment recorded in AOCI	(6)	(2)
Net other-than-temporary impairment recognized in earnings	(15)	(5)
Other	153	111
Total non-interest income	1,071	1,020
Non-interest expense:
Salaries and associate benefits	1,211	1,161
Occupancy and equipment	435	405
Marketing	375	325
Professional services	296	287
Communications and data processing	202	196
Amortization of intangibles	110	143
Other	420	415
Total non-interest expense	3,049	2,932
Income from continuing operations before income taxes	1,663	1,703
Income tax provision	529	579
Income from continuing operations, net of tax	1,134	1,124
Income from discontinued operations, net of tax	19	30
Net income	1,153	1,154
Dividends and undistributed earnings allocated to participating securities	(6)	(5)
Preferred stock dividends	(32)	(13)
Net income available to common stockholders	$1,115	$1,136
Basic earnings per common share:
Net income from continuing operations	$2.00	$1.94
Income from discontinued operations	0.03	0.05
Net income per basic common share	$2.03	$1.99
Diluted earnings per common share:
Net income from continuing operations	$1.97	$1.91
Income from discontinued operations	0.03	0.05
Net income per diluted common share	$2.00	$1.96
Dividends paid per common share	$0.30	$0.30
See Notes to Consolidated Financial Statements.

62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net income	$1,153	$1,154
Other comprehensive income (loss) before taxes:
Net unrealized gains on securities available for sale	190	229
Net changes in securities held to maturity	33	28
Net unrealized gains on cash flow hedges	258	30
Foreign currency translation adjustments	(41)	(13)
Other	(4)	(1)
Other comprehensive income before taxes	436	273
Income tax provision related to other comprehensive income	218	111
Other comprehensive income, net of tax	218	162
Comprehensive income	$1,371	$1,316
See Notes to Consolidated Financial Statements.

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,853	$3,147
Interest-bearing deposits with banks	6,038	4,095
Total cash and cash equivalents	8,891	7,242
Restricted cash for securitization investors	234	234
Securities available for sale, at fair value	39,321	39,508
Securities held to maturity, at carrying value	23,241	22,500
Loans held for investment:
Unsecuritized loans held for investment	170,040	171,771
Restricted loans for securitization investors	33,938	36,545
Total loans held for investment	203,978	208,316
Allowance for loan and lease losses	(4,405)	(4,383)
Net loans held for investment	199,573	203,933
Loans held for sale, at lower of cost or fair value	1,331	626
Premises and equipment, net	3,684	3,685
Interest receivable	1,078	1,079
Goodwill	13,978	13,978
Other assets	14,893	15,382
Total assets	$306,224	$308,167

Liabilities:
Interest payable	$195	$254
Deposits:
Non-interest bearing deposits	25,232	25,081
Interest-bearing deposits	185,208	180,467
Total deposits	210,440	205,548
Securitized debt obligations	12,717	11,624
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	933	880
Senior and subordinated notes	20,559	18,684
Other borrowings	6,820	17,269
Total other debt	28,312	36,833
Other liabilities	8,830	8,855
Total liabilities	260,494	263,114
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 1,875,000 shares issued and outstanding both as of March 31, 2015 and December 31, 2014)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 645,336,323 and 643,557,048 shares issued as of March 31, 2015 and December 31, 2014, respectively, and 548,003,155 and 553,391,311 shares outstanding as of March 31, 2015 and December 31, 2014, respectively)	6	6
Additional paid-in capital, net	27,939	27,869
Retained earnings	24,925	23,973
Accumulated other comprehensive loss	(212)	(430)
Treasury stock at cost (par value $.01 per share; 97,333,168 and 90,165,737 shares as of March 31, 2015 and December 31, 2014, respectively)	(6,928)	(6,365)
Total stockholders’ equity	45,730	45,053
Total liabilities and stockholders’ equity	$306,224	$308,167
See Notes to Consolidated Financial Statements.

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except shares)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	1,875,000	$0	643,557,048	$6	$27,869	$23,973	$(430)	$(6,365)	$45,053
Comprehensive income						1,153	218		1,371
Dividends—common stock			29,455	0	2	(169)			(167)
Dividends—preferred stock						(32)			(32)
Purchases of treasury stock								(563)	(563)
Issuances of common stock and restricted stock, net of forfeitures			1,497,059	0	24				24
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			252,761	0	10				10
Compensation expense for restricted stock awards and stock options					34				34
Balance as of March 31, 2015	1,875,000	$0	645,336,323	$6	$27,939	$24,925	$(212)	$(6,928)	$45,730
See Notes to Consolidated Financial Statements.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Operating activities:
Income from continuing operations, net of tax	$1,134	$1,124
Income from discontinued operations, net of tax	19	30
Net income	1,153	1,154
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	935	735
Depreciation and amortization, net	483	514
Net gain on sales of securities available for sale	(2)	(13)
Impairment losses on securities available for sale	15	5
Gain on sales of loans held for sale	(34)	(7)
Stock plan compensation expense	50	84
Loans held for sale:
Originations and purchases	(1,916)	(695)
Proceeds from sales and paydowns	1,234	667
Changes in operating assets and liabilities:
Decrease in interest receivable	1	5
Decrease in other assets	187	1,406
Decrease in interest payable	(59)	(50)
Decrease in other liabilities	(8)	(597)
Net cash used by discontinued operations	(46)	(49)
Net cash provided by operating activities	1,993	3,159
Investing activities:
Securities available for sale:
Purchases	(2,883)	(3,443)
Proceeds from paydowns and maturities	1,891	1,776
Proceeds from sales	1,342	2,976
Securities held to maturity:
Purchases	(1,193)	(1,269)
Proceeds from paydowns and maturities	453	254
Loans:
Net decrease in loans held for investment	3,143	2,817
Principal recoveries of loans previously charged off	403	404
Purchases of premises and equipment	(153)	(129)
Net cash provided by other investing activities	68	0
Net cash provided by investing activities	3,071	3,386
Financing activities:
Deposits and borrowings:
Decrease restricted cash for securitization investors	0	324
Net increase in deposits	4,890	3,799
Issuance of securitized debt obligations	1,247	948
Maturities and paydowns of securitized debt obligations	(175)	(1,470)
Issuance of senior and subordinated notes and junior subordinated debentures	2,988	1,994
Maturities and redemptions of senior and subordinate notes	(1,250)	(275)
Net decrease in other borrowings	(10,396)	(11,787)
Common stock:
Net proceeds from issuances	$24	$27
Dividends paid	(167)	(174)
Preferred stock:
Dividends paid	(32)	(13)
Purchases of treasury stock	(563)	(39)
Proceeds from share-based payment activities	19	12
Net cash used by financing activities	(3,415)	(6,654)
Increase (decrease) in cash and cash equivalents	1,649	(109)
Cash and cash equivalents at beginning of the period	7,242	6,291
Cash and cash equivalents at end of the period	$8,891	$6,182
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$3	$8
Interest paid	457	451
Income tax refund	(87)	(19)
See Notes to Consolidated Financial Statements.

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offers a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of March 31, 2015, our principal subsidiaries included:

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
We also offer products outside of the United States of America (“U.S.”) principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of COBNA organized and located in the United Kingdom (“U.K.”), and through a branch of COBNA in Canada. COEP has authority, among other things, to provide credit card loans. Our branch of COBNA in Canada also has the authority to provide credit card loans.
Our principal operations are currently organized for management reporting purposes into three major business segments, which are defined based on the products and services provided or the type of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of recent acquisitions into our business segments, and the allocation methodologies and accounting policies used to derive our business segment results in “Note 13—Business Segments.”
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
Change in Accounting Principle
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a right of setoff exists. This newly adopted policy is preferable as it more accurately reflects the Company’s counterparty credit risk as well as our contractual rights and obligations under these arrangements. Further, this change will align our presentation with that of the majority of our peer institutions.
We retrospectively adopted this change in accounting principle and our consolidated balance sheet has been recast for all prior periods presented. As a result, our interest receivable, other assets and total assets as of December 31, 2014 were reduced by $356 million, $331 million and $687 million, respectively. Interest payable, other liabilities and total liabilities decreased as of December 31, 2014 by $63 million, $624 million and $687 million, respectively. There was no impact to operating activities in the consolidated statement of cash flows or any line item within the consolidated statements of income. See “Note 9—Derivative Instruments and Hedging Activities” for additional detail on the accounting for derivative instruments.
New Accounting Standards Adopted
Accounting for Repurchase Transactions
In June 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales. New disclosures will also be required for certain transactions accounted for as secured borrowings and transfers accounted for as sales when the transferor retains substantially all of the exposure to the economic return on the transferred financial assets. Our adoption of the accounting guidance in the first quarter of 2015 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice. As required by the new guidance, the new disclosures will be effective and provided beginning in the second quarter of 2015.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance clarifying that a performance target contained within a share-based payment award that affects vesting and can be achieved after the requisite service period has been completed is to be accounted for as a performance condition. Accordingly, the grantor of such awards should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved. The amount of the compensation cost recognized should represent the cost attributable to the requisite service period fulfilled. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Our adoption of this guidance in the first quarter of 2015 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued guidance raising the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a component of an entity or group of components that has been disposed by sale, disposed of other than by sale or is classified as held for sale and that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results should be reported as discontinued operations. The guidance should be applied prospectively for disposals or classifications as held for sale of components of an entity that occur within annual and interim periods beginning after December 15, 2014, with early adoption permitted in certain circumstances. Our adoption of this guidance in the first quarter of 2015 did not have a material effect on our consolidated financial statements due to the prospective transition provisions.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure
In January 2014, the FASB issued guidance clarifying when an entity should reclassify a consumer mortgage loan collateralized by residential real estate to foreclosed property. Reclassification should occur when the creditor obtains legal title to the residential real estate property or when the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. An entity should not wait until a redemption period, if any, has expired to reclassify a consumer mortgage loan to foreclosed property. The guidance was effective for annual and interim periods beginning after December 15, 2014. Our adoption of this guidance in the first quarter of 2015 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is materially consistent with our current practice.

Recently Issued but Not Yet Adopted Accounting Standards
Simplifying the presentation of debt issuance costs
In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance should be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the potential impact from the new guidance on the consolidated financial statements.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DISCONTINUED OPERATIONS
Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit
In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint, which we acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three months ended March 31, 2015 and 2014. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:
Table 2.1: Results of Discontinued Operations

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Non-interest income, net	$30	$47
Income from discontinued operations before income taxes	30	47
Income tax provision	11	17
Income from discontinued operations, net of tax	$19	$30
The discontinued mortgage origination operations of our wholesale mortgage banking unit had remaining assets which primarily consisted of the deferred tax asset related to the reserve for representations and warranties; and liabilities which primarily consisted of reserves for representations and warranties on loans previously sold to third parties. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or U.S. government agencies represented 87% and 86% of our total investment securities as of March 31, 2015 and December 31, 2014, respectively.
Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.
The table below presents the overview of our investment portfolio at March 31, 2015 and December 31, 2014.
Table 3.1: Overview of Investment Portfolio

(Dollars in millions)	March 31, 2015	December 31, 2014
Securities available for sale, at fair value	$39,321	$39,508
Securities held to maturity, at carrying value	23,241	22,500
Total investments	$62,562	$62,008
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2015 and December 31, 2014.
Table 3.2: Investment Securities Available for Sale

	March 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,411	$29	$0	$4,440
Corporate debt securities guaranteed by U.S. government agencies	600	3	(5)	598
RMBS:
Agency(2)	22,344	327	(64)	22,607
Non-agency	2,943	503	(5)	3,441
Total RMBS	25,287	830	(69)	26,048
CMBS:
Agency(2)	3,672	47	(43)	3,676
Non-agency	1,711	46	(4)	1,753
Total CMBS	5,383	93	(47)	5,429
Other ABS(3)	2,025	6	(3)	2,028
Other securities(4)	775	7	(4)	778
Total investment securities available for sale	$38,481	$968	$(128)	$39,321

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,114	$5	$(1)	$4,118
Corporate debt securities guaranteed by U.S. government agencies	819	1	(20)	800
RMBS:
Agency(2)	21,804	296	(105)	21,995
Non-agency	2,938	461	(13)	3,386
Total RMBS	24,742	757	(118)	25,381
CMBS:
Agency(2)	3,751	32	(60)	3,723
Non-agency	1,780	31	(15)	1,796
Total CMBS	5,531	63	(75)	5,519
Other ABS(3)	2,618	54	(10)	2,662
Other securities(4)	1,035	6	(13)	1,028
Total investment securities available for sale	$38,859	$886	$(237)	$39,508
__________

(1)
Includes non-credit related other-than-temporary impairment (“OTTI”) that remains in accumulated other comprehensive income (“AOCI”) of $5 million and $8 million as of March 31, 2015 and December 31, 2014, respectively. Substantially all of this entire amount is related to non-agency RMBS.

(2)	Agency includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 59% and 56% of the other ABS portfolio as of March 31, 2015 and December 31, 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 18% and 16% of the other ABS portfolio as of March 31, 2015 and December 31, 2014, respectively.

(4)	Includes foreign government bonds, corporate bonds, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2015 and December 31, 2014.
Table 3.3: Investment Securities Held to Maturity

	March 31, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$198	$0	$198	$1	$0	$199
Agency RMBS	21,639	$(1,155)	20,484	1,282	(3)	21,763
Agency CMBS	2,675	(116)	2,559	132	0	2,691
Total investment securities held to maturity	$24,512	$(1,271)	$23,241	$1,415	$(3)	$24,653

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$0	$0	$0	$0	$0	$0
Agency RMBS	21,347	$(1,184)	20,163	1,047	0	21,210
Agency CMBS	2,457	(120)	2,337	93	(6)	2,424
Total investment securities held to maturity	$23,804	$(1,304)	$22,500	$1,140	$(6)	$23,634
__________

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any subsequent accretion. Any bonds purchased into the securities held for maturity portfolio rather than transferred will not have unrealized losses recognized in AOCI.

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014.
Table 3.4: Securities in Unrealized Loss Position

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$201	$0	$0	$0	$201	$0
Corporate debt securities guaranteed by U.S. government agencies	155	(1)	307	(4)	462	(5)
RMBS:
Agency	4,288	(14)	3,549	(50)	7,837	(64)
Non-agency	145	(2)	62	(3)	207	(5)
Total RMBS	4,433	(16)	3,611	(53)	8,044	(69)
CMBS:
Agency	158	0	1,669	(43)	1,827	(43)
Non-agency	153	(1)	312	(3)	465	(4)
Total CMBS	311	(1)	1,981	(46)	2,292	(47)
Other ABS	376	0	474	(3)	850	(3)
Other securities	160	(2)	184	(2)	344	(4)
Total investment securities available for sale in a gross unrealized loss position	$5,636	$(20)	$6,557	$(108)	$12,193	$(128)

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,499	$(1)	$0	$0	$1,499	$(1)
Corporate debt securities guaranteed by U.S. government agencies	113	(2)	557	(18)	670	(20)
RMBS:
Agency	3,917	(15)	4,413	(90)	8,330	(105)
Non-agency	412	(9)	90	(4)	502	(13)
Total RMBS	4,329	(24)	4,503	(94)	8,832	(118)
CMBS:
Agency	294	(2)	1,993	(58)	2,287	(60)
Non-agency	258	(1)	681	(14)	939	(15)
Total CMBS	552	(3)	2,674	(72)	3,226	(75)
Other ABS	783	(1)	586	(9)	1,369	(10)
Other securities	106	0	551	(13)	657	(13)
Total investment securities available for sale in a gross unrealized loss position	$7,382	$(31)	$8,871	$(206)	$16,253	$(237)
As of March 31, 2015, the amortized cost of approximately 400 securities available for sale exceeded their fair value by $128 million, of which $108 million related to investment securities that had been in a loss position for 12 months or longer. As of March 31, 2015, our investments in non-agency RMBS and CMBS, other ABS, and other securities accounted for $16 million, or 13%, of total gross unrealized losses on securities available for sale. As of March 31, 2015, the carrying value of approximately 10 securities classified as held to maturity exceeded their fair value by $3 million.
Gross unrealized losses on our investment securities have generally decreased since December 31, 2014. The unrealized losses related to investment securities for which we have not recognized credit impairment are primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary. We believe the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2015.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of March 31, 2015.
Table 3.5: Contractual Maturities of Securities Available for Sale

	March 31, 2015
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$662	$662
Due after 1 year through 5 years	6,526	6,571
Due after 5 years through 10 years	2,509	2,554
Due after 10 years(1)	28,784	29,534
Total	$38,481	$39,321
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.6: Contractual Maturities of Securities Held to Maturity

	March 31, 2015
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$198	$199
Due after 5 years through 10 years	1,146	1,244
Due after 10 years	21,897	23,210
Total	$23,241	$24,653
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and weighted average yields of our investment securities as of March 31, 2015.
Table 3.7: Expected Maturities and Weighted Average Yields of Securities

	March 31, 2015
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$251	$4,189	$0	$0	$4,440
Corporate debt securities guaranteed by U.S. government agencies	0	434	151	13	598
RMBS:
Agency	369	15,422	6,816	0	22,607
Non-agency	10	931	1,688	812	3,441
Total RMBS	379	16,353	8,504	812	26,048
CMBS:
Agency	129	2,005	1,523	19	3,676
Non-agency	135	424	1,194	0	1,753
Total CMBS	264	2,429	2,717	19	5,429
Other ABS	656	1,177	195	0	2,028
Other securities	99	188	401	90	778
Total securities available for sale	$1,649	$24,770	$11,968	$934	$39,321
Amortized cost of securities available for sale	$1,651	$24,431	$11,581	$818	$38,481
Weighted average yield for securities available for sale(1)	0.97%	2.17%	3.25%	9.36%	2.60%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$198	$0	$0	$198
Agency RMBS	29	2,097	16,003	2,355	20,484
Agency CMBS	0	65	2,304	190	2,559
Total securities held for maturity	$29	$2,360	$18,307	$2,545	$23,241
Fair value of securities held to maturity	$29	$2,446	$19,385	$2,793	$24,653
Weighted average yield for securities held to maturity(1)	4.59%	2.59%	2.64%	3.52%	2.73%
__________

(1)	Average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.
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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of March 31, 2015, we do not intend to sell any securities with unrealized losses recorded in AOCI nor believe that we will be required to sell any securities prior to recovery of their amortized cost.
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
The table below presents a rollforward of the credit related OTTI recognized in earnings for the three months ended March 31, 2015 and 2014 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Credit loss component, beginning of period	$175	$160
Additions:
Initial credit impairment	5	1
Subsequent credit impairment	10	4
Total additions	15	5
Credit loss component, end of period	$190	$165
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three months ended March 31, 2015 and 2014. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.
Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Realized gains (losses):
Gross realized gains	$9	$32
Gross realized losses	(7)	(19)
Net realized gains	2	13
Credit-related OTTI recognized in earnings	(15)	(5)
Total OTTI recognized in earnings	(15)	(5)
Net securities (losses) gains	$(13)	$8
Total proceeds from sales	$1,342	$2,976

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks and the Federal Reserve. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $3.0 billion and $3.5 billion as of March 31, 2015 and December 31, 2014, respectively. We pledged securities held to maturity with a carrying value of $9.1 billion and $9.0 billion as of March 31, 2015 and December 31, 2014, respectively. Of the total securities pledged as collateral, we have encumbered $11.0 billion and $10.6 billion as of March 31, 2015 and December 31, 2014, respectively, primarily related to Public Fund deposits and our derivative transactions. We accepted pledges of securities with a fair value of $137 million and $91 million as of March 31, 2015 and December 31, 2014, respectively, primarily related to our derivative transactions.
Acquired Securities
The table below presents the outstanding balance, carrying value and amortized cost of the acquired credit-impaired debt securities as of March 31, 2015 and December 31, 2014.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	March 31, 2015	December 31, 2014
Outstanding balance	$4,076	$4,259
Carrying value	2,787	2,839
Amortized cost	2,307	2,354
Changes in Accretable Yield of Acquired Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:
Table 3.11: Changes in Accretable Yield of Acquired Securities

(Dollars in millions)	Acquired Credit-Impaired Securities
Accretable yield as of December 31, 2014	$1,250
Accretion recognized in earnings	(61)
Reduction due to payoffs, disposals, transfers and other	(1)
Net reclassifications from (to) nonaccretable difference	(17)
Accretable yield as of March 31, 2015	$1,171

75	Capital One Financial Corporation (COF)

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
Our portfolio of loans held for investment also includes loans acquired in the ING Direct, CCB and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition and are referred to as Acquired Loans. The substantial majority of the loans purchased in the 2012 U.S. card acquisition had existing revolving privileges; therefore, they were excluded from the Acquired Loans and accounted for based on contractual cash flows at acquisition. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for additional information on accounting guidance for these loans.
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. The table below presents the composition and an aging analysis of our loans held for investment portfolio, which includes restricted loans for securitization investors, as of March 31, 2015 and December 31, 2014. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$71,947	$637	$456	$1,070	$2,163	$21	$74,131
International credit card	7,361	102	61	99	262	0	7,623
Total credit card	79,308	739	517	1,169	2,425	21	81,754
Consumer Banking:
Auto	36,788	1,514	515	120	2,149	0	38,937
Home loan	6,509	49	25	208	282	22,114	28,905
Retail banking	3,458	17	9	14	40	39	3,537
Total consumer banking	46,755	1,580	549	342	2,471	22,153	71,379
Commercial Banking:
Commercial and multifamily real estate	22,695	43	5	51	99	37	22,831
Commercial and industrial	26,800	14	120	115	249	123	27,172
Total commercial lending	49,495	57	125	166	348	160	50,003
Small-ticket commercial real estate	725	4	4	5	13	0	738
Total commercial banking	50,220	61	129	171	361	160	50,741
Other:
Other loans	91	4	1	8	13	0	104
Total loans(2)	$176,374	$2,384	$1,196	$1,690	$5,270	$22,334	$203,978
% of Total loans	86.47%	1.17%	0.58%	0.83%	2.58%	10.95%	100.00%

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$75,143	$790	$567	$1,181	$2,538	$23	$77,704
International credit card	7,878	114	69	111	294	0	8,172
Total credit card	83,021	904	636	1,292	2,832	23	85,876
Consumer Banking:
Auto	35,142	1,751	734	197	2,682	0	37,824
Home loan	6,492	57	27	218	302	23,241	30,035
Retail banking	3,496	17	7	16	40	44	3,580
Total consumer banking	45,130	1,825	768	431	3,024	23,285	71,439
Commercial Banking:
Commercial and multifamily real estate	22,974	74	7	36	117	46	23,137
Commercial and industrial	26,753	29	10	34	73	146	26,972
Total commercial lending	49,727	103	17	70	190	192	50,109
Small-ticket commercial real estate	771	6	1	3	10	0	781
Total commercial banking	50,498	109	18	73	200	192	50,890
Other:
Other loans	97	3	2	9	14	0	111
Total loans(2)	$178,746	$2,841	$1,424	$1,805	$6,070	$23,500	$208,316
% of Total loans	85.81%	1.36%	0.68%	0.87%	2.91%	11.28%	100.00%
__________

(1)	Includes installment loans of $123 million and $144 million as of March 31, 2015 and December 31, 2014, respectively.

(2)
Loans as presented are net of unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs totaling $1.0 billion and $1.1 billion as of March 31, 2015 and December 31, 2014, respectively.

We had total loans held for sale of $1.3 billion and $626 million as of March 31, 2015 and December 31, 2014, respectively.
Table 4.2 presents loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of March 31, 2015 and December 31, 2014.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	March 31, 2015		December 31, 2014
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$1,070	$0	$1,181	$0
International credit card	64	64	73	70
Total credit card	1,134	64	1,254	70
Consumer Banking:
Auto	0	120	0	197
Home loan	0	336	0	330
Retail banking	1	25	1	22
Total consumer banking	1	481	1	549

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Banking:
Commercial and multifamily real estate	24	40	7	62
Commercial and industrial	60	106	1	106
Total commercial lending	84	146	8	168
Small-ticket commercial real estate	0	12	0	7
Total commercial banking	84	158	8	175
Other:
Other loans	0	14	0	15
Total	$1,219	$717	$1,263	$809
% of Total loans	0.60%	0.35%	0.61%	0.39%
__________

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.
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
The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of March 31, 2015 and December 31, 2014. We also present comparative net charge-offs for the three months ended March 31, 2015 and 2014.
Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$8,326	10.2%	$8,574	10.0%
New York	5,339	6.5	5,610	6.5
Texas	5,190	6.4	5,382	6.3
Florida	4,635	5.7	4,794	5.6
Illinois	3,525	4.3	3,747	4.4
Pennsylvania	3,349	4.1	3,581	4.2
Ohio	2,882	3.5	3,075	3.6
New Jersey	2,714	3.3	2,868	3.3
Michigan	2,516	3.1	2,681	3.1
Other	35,655	43.6	37,392	43.5
Total domestic credit card	74,131	90.7	77,704	90.5
International credit card:
Canada	4,443	5.4	4,747	5.5
United Kingdom	3,180	3.9	3,425	4.0
Total international credit card	7,623	9.3	8,172	9.5
Total credit card	$81,754	100.0%	$85,876	100.0%

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected credit metrics(2):
30+ day delinquencies	$2,425	2.97%	$2,832	3.30%
90+ day delinquencies	1,169	1.43	1,292	1.50
__________

(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

(2)	Calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
Table 4.4: Credit Card: Net Charge-offs

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Domestic credit card	$664	3.55%	$700	4.01%
International credit card	55	2.80	80	4.17
Total credit card	$719	3.48	$780	4.02
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
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
The table below displays the geographic profile of our consumer banking loan portfolio, including Acquired Loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of March 31, 2015 and December 31, 2014, and net charge-offs for the three months ended March 31, 2015 and 2014.

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	March 31, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$5,323	7.4%	$5,248	7.4%
California	4,248	6.0	4,081	5.7
Florida	2,919	4.1	2,737	3.8
Georgia	2,124	3.0	2,066	2.9
Louisiana	1,820	2.5	1,773	2.5
Illinois	1,722	2.4	1,676	2.4
Ohio	1,607	2.2	1,566	2.2
Other	19,174	26.9	18,677	26.1
Total auto	38,937	54.5	37,824	53.0
Home loan:
California	6,696	9.4	6,943	9.7
New York	2,387	3.3	2,452	3.4
Illinois	1,792	2.5	1,873	2.6
Maryland	1,674	2.3	1,720	2.4
Virginia	1,500	2.1	1,538	2.2
New Jersey	1,471	2.1	1,529	2.1
Florida	1,317	1.8	1,375	1.9
Other	12,068	17.0	12,605	17.7
Total home loan	28,905	40.5	30,035	42.0
Retail banking:
Louisiana	1,098	1.6	1,120	1.5
New York	873	1.2	881	1.2
Texas	749	1.0	756	1.1
New Jersey	252	0.4	265	0.4
Maryland	165	0.2	167	0.2
Virginia	142	0.2	132	0.2
California	50	0.1	52	0.1
Other	208	0.3	207	0.3
Total retail banking	3,537	5.0	3,580	5.0
Total consumer banking	$71,379	100.0%	$71,439	100.0%

	March 31, 2015
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate(2)	Amount	Rate	Amount	Rate(2)
Credit performance:
30+ day delinquencies	$2,149	5.52%	$282	0.97%	$40	1.12%	$2,471	3.46%
90+ day delinquencies	120	0.31	208	0.72	14	0.40	342	0.48
Nonperforming loans	120	0.31	336	1.16	25	0.71	481	0.67

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Auto		Home Loan		Retail Banking		Total Consumer Banking
(Dollars in millions)	Amount	Rate	Amount	Rate(2)	Amount	Rate	Amount	Rate(2)
Credit performance:
30+ day delinquencies	$2,682	7.09%	$302	1.01%	$40	1.11%	$3,024	4.23%
90+ day delinquencies	197	0.52	218	0.73	16	0.44	431	0.60
Nonperforming loans	197	0.52	330	1.10	22	0.61	549	0.77
__________

(1)	Percentages by geographic region are calculated based on the total held for investment consumer banking loans as of the end of the reported period.

(2)
Excluding the impact of Acquired Loans, the 30+ day delinquency rates, 90+ day delinquency rates, and the nonperforming loans rates for home loan portfolio were 4.15%, 3.06% and 4.94% as of March 31, 2015; and 4.45%, 3.21% and 4.86% as of December 31, 2014; and for total Consumer Banking were 5.02%, 0.70% and 0.98% as of March 31, 2015; and 6.28%, 0.89% and 1.14% as of December 31, 2014.

Table 4.6: Consumer Banking: Net Charge-offs

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$148	1.55%	$134	1.66%
Home loan	2	0.03	5	0.06
Retail banking	9	0.96	9	0.95
Total consumer banking	$159	0.89	$148	0.84
_________

(1)
Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period. Excluding the impact of Acquired Loans, the net charge-off rates for our home loan portfolio and total consumer banking were 0.11% and 1.30%, respectively, for the three months ended March 31, 2015, compared to 0.29% and 1.37%, respectively, for the three months ended March 31, 2014.

Home Loan
Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices since the peak in 2006 and subsequent rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards.

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the distribution of our home loan portfolio as of March 31, 2015 and December 31, 2014, based on selected key risk characteristics.
Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	March 31, 2015
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,706	9.4%	$5,520	19.1%	$8,226	28.5%
2007	309	1.1	4,648	16.0	4,957	17.1
2008	178	0.6	3,337	11.6	3,515	12.2
2009	104	0.4	1,870	6.4	1,974	6.8
2010	113	0.4	2,864	9.9	2,977	10.3
2011	208	0.7	3,251	11.3	3,459	12.0
2012	1,536	5.3	500	1.7	2,036	7.0
2013	633	2.2	81	0.3	714	2.5
2014	734	2.5	35	0.1	769	2.6
2015	270	0.9	8	0.1	278	1.0
Total	$6,791	23.5%	$22,114	76.5%	$28,905	100.0%
Geographic concentration:(3)
California	$931	3.2%	$5,765	19.9%	$6,696	23.1%
New York	1,363	4.7	1,024	3.5	2,387	8.2
Illinois	93	0.3	1,699	5.9	1,792	6.2
Maryland	464	1.6	1,210	4.2	1,674	5.8
Virginia	395	1.3	1,105	3.9	1,500	5.2
New Jersey	337	1.2	1,134	3.9	1,471	5.1
Florida	162	0.6	1,155	4.0	1,317	4.6
Arizona	90	0.3	1,165	4.0	1,255	4.3
Louisiana	1,171	4.1	36	0.1	1,207	4.2
Washington	105	0.4	985	3.4	1,090	3.8
Other	1,680	5.8	6,836	23.7	8,516	29.5
Total	$6,791	23.5%	$22,114	76.5%	$28,905	100.0%
Lien type:
1st lien	$5,776	20.0%	$21,766	75.3%	$27,542	95.3%
2nd lien	1,015	3.5	348	1.2	1,363	4.7
Total	$6,791	23.5%	$22,114	76.5%	$28,905	100.0%
Interest rate type:
Fixed rate	$2,513	8.7%	$2,702	9.3%	$5,215	18.0%
Adjustable rate	4,278	14.8	19,412	67.2	23,690	82.0
Total	$6,791	23.5%	$22,114	76.5%	$28,905	100.0%

82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,827	9.4%	$5,715	19.1%	$8,542	28.5%
2007	320	1.1	4,766	15.8	5,086	16.9
2008	187	0.6	3,494	11.7	3,681	12.3
2009	107	0.4	1,999	6.6	2,106	7.0
2010	120	0.4	3,108	10.3	3,228	10.7
2011	221	0.7	3,507	11.7	3,728	12.4
2012	1,620	5.4	533	1.8	2,153	7.2
2013	661	2.2	85	0.3	746	2.5
2014	731	2.4	34	0.1	765	2.5
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Geographic concentration:(3)
California	$924	3.1%	$6,019	20.0%	$6,943	23.1%
New York	1,379	4.6	1,073	3.6	2,452	8.2
Illinois	86	0.3	1,787	5.9	1,873	6.2
Maryland	457	1.5	1,263	4.2	1,720	5.7
Virginia	385	1.3	1,153	3.8	1,538	5.1
New Jersey	341	1.1	1,188	4.0	1,529	5.1
Florida	161	0.5	1,214	4.1	1,375	4.6
Arizona	89	0.3	1,215	4.1	1,304	4.4
Louisiana	1,205	4.0	38	0.1	1,243	4.1
Washington	109	0.4	1,038	3.4	1,147	3.8
Other	1,658	5.5	7,253	24.2	8,911	29.7
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Interest rate type:
Fixed rate	$2,446	8.1%	$2,840	9.5%	$5,286	17.6%
Adjustable rate	4,348	14.5	20,401	67.9	24,749	82.4
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
__________

(1)	Percentages within each risk category are calculated based on total home loans held for investment.

(2)	The Acquired Loans origination balances in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	Represents the ten states in which we have the highest concentration of home loans.
Our recorded investment in home loans for properties that are in process of foreclosure was $583 million as of March 31, 2015. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and time lines vary according to state law. As of March 31, 2015 and December 31, 2014, the carrying value of the foreclosed residential real estate properties which we hold and report as other assets on our consolidated balance sheet totaled $133 million and $131 million, respectively.

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of March 31, 2015 and December 31, 2014.
Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	March 31, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,677	64.3%	$6,448	23.7%	$452	61.2%	$21,577	42.5%
Mid-Atlantic	2,578	11.3	2,138	7.9	28	3.8	4,744	9.3
South	3,375	14.8	12,133	44.7	46	6.2	15,554	30.7
Other	2,201	9.6	6,453	23.7	212	28.8	8,866	17.5
Total	$22,831	100.0%	$27,172	100.0%	$738	100.0%	$50,741	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$22,283	97.6%	$25,933	95.4%	$722	97.8%	$48,938	96.5%
Criticized performing	508	2.2	1,133	4.2	4	0.6	1,645	3.2
Criticized nonperforming	40	0.2	106	0.4	12	1.6	158	0.3
Total	$22,831	100.0%	$27,172	100.0%	$738	100.0%	$50,741	100.0%

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$15,135	65.4%	$6,384	23.7%	$478	61.2%	$21,997	43.2%
Mid-Atlantic	2,491	10.8	2,121	7.9	30	3.8	4,642	9.1
South	3,070	13.3	12,310	45.6	48	6.2	15,428	30.3
Other	2,441	10.5	6,157	22.8	225	28.8	8,823	17.4
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$22,535	97.4%	$25,982	96.3%	$767	98.2%	$49,284	96.9%
Criticized performing	540	2.3	884	3.3	7	0.9	1,431	2.8
Criticized nonperforming	62	0.3	106	0.4	7	0.9	175	0.3
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
__________

(1)	Percentages calculated based on total held for investment commercial loans in each respective loan category as of the end of the reported period.

(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.
Impaired Loans
The following table presents information about our impaired loans, excluding the impact of Acquired Loans, which is reported separately as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014:
Table 4.9: Impaired Loans(1)

	March 31, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$538	$0	$538	$143	$395	$523
International credit card	135	0	135	67	68	130
Total credit card(2)	673	0	673	210	463	653
Consumer Banking:
Auto(3)	249	204	453	22	431	717
Home loan	219	146	365	16	349	467
Retail banking	46	8	54	9	45	57
Total consumer banking	514	358	872	47	825	1,241
Commercial Banking:
Commercial and multifamily real estate	107	13	120	19	101	134
Commercial and industrial	144	67	211	13	198	231
Total commercial lending	251	80	331	32	299	365
Small-ticket commercial real estate	4	9	13	0	13	15
Total commercial banking	255	89	344	32	312	380
Total	$1,442	$447	$1,889	$289	$1,600	$2,274

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$546	$0	$546	$145	$401	$531
International credit card	146	0	146	74	72	141
Total credit card(2)	692	0	692	219	473	672
Consumer Banking:
Auto(3)	230	205	435	19	416	694
Home loan	218	149	367	17	350	472
Retail banking	45	5	50	6	44	52
Total consumer banking	493	359	852	42	810	1,218
Commercial Banking:
Commercial and multifamily real estate	120	26	146	23	123	163
Commercial and industrial	161	55	216	16	200	233
Total commercial lending	281	81	362	39	323	396
Small-ticket commercial real estate	3	5	8	0	8	10
Total commercial banking	284	86	370	39	331	406
Total	$1,469	$445	$1,914	$300	$1,614	$2,296

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$542	$14	$596	$15
International credit card	141	2	169	3
Total credit card(2)	683	16	765	18
Consumer Banking:
Auto(3)	444	21	363	17
Home loan	366	1	402	1
Retail banking	52	0	83	1
Total consumer banking	862	22	848	19
Commercial Banking:
Commercial and multifamily real estate	133	1	169	2
Commercial and industrial	213	1	179	1
Total commercial lending	346	2	348	3
Small-ticket commercial real estate	10	0	7	0
Total commercial banking	356	2	355	3
Total	$1,901	$40	$1,968	$40
__________

(1)	Impaired loans include loans modified in TDRs, all nonperforming commercial loans, and nonperforming home loans with a specific impairment.

(2)	Credit card loans include finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans modified in TDRs accounted for $1.6 billion and $1.7 billion of the impaired loans presented above as of March 31, 2015 and December 31, 2014, respectively. Consumer TDRs classified as performing totaled $1.0 billion as of both March 31, 2015 and December 31, 2014. Commercial TDRs classified as performing totaled $186 million and $194 million as of March 31, 2015 and December 31, 2014, respectively.
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, recorded investment amounts and financial effects of loans modified in TDRs during for the three months ended March 31, 2015 and 2014:

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended March 31, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$72	100%	12.13%	0%	0	0%	$0
International credit card	32	100	25.79	0	0	0	0
Total credit card	104	100	16.39	0	0	0	0
Consumer Banking:
Auto	88	41	1.71	71	9	28	22
Home loan	7	67	2.85	66	171	0	0
Retail banking	5	61	9.36	91	4	0	0
Total consumer banking	100	44	2.36	72	20	24	22
Commercial Banking:
Commercial and multifamily real estate	3	0	0.00	100	35	77	1
Commercial and industrial	21	0	2.02	3	7	0	0
Total commercial lending	24	0	2.02	13	29	8	1
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	24	0	2.02	13	29	8	1
Total	$228	65	12.19	33	20	12	$23

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Three Months Ended March 31, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$67	100%	11.50%	0%	0	0%	$0
International credit card	43	100	25.20	0	0	0	0
Total credit card	110	100	16.82	0	0	0	0
Consumer Banking:
Auto	77	40	0.94	67	9	32	22
Home loan	8	19	1.25	30	138	13	1
Retail banking	6	8	4.01	59	6	0	0
Total consumer banking	91	36	1.00	63	14	29	23
Commercial Banking:
Commercial and multifamily real estate	62	33	1.37	100	8	0	0
Commercial and industrial	1	0	0.00	64	11	0	0
Total commercial lending	63	33	1.37	99	8	0	0
Small-ticket commercial real estate	0	0	0.00	0	0	0	0
Total commercial banking	63	33	1.37	99	8	0	0
Total	$264	62	11.70	46	11	10	$23
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

TDR—Subsequent Defaults of Completed TDR Modifications
The following table presents the type, number and recorded investment amount of loans modified in TDRs that experienced a default during the period and had completed a modification event in the twelve months prior to the default. A default occurs if the loan is either 90 days or more delinquent, has been charged-off as of the end of the period presented, or has been reclassified from accrual to nonaccrual status.

88	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.11: TDR - Subsequent Defaults

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,667	$16	11,061	$16
International credit card(1)	8,548	20	10,521	30
Total credit card	18,215	36	21,582	46
Consumer Banking:
Auto	1,747	20	1,322	13
Home loan	5	0	6	2
Retail banking	10	1	25	7
Total consumer banking	1,762	21	1,353	22
Commercial Banking:
Commercial and multifamily real estate	0	0	3	6
Commercial and industrial	0	0	1	0
Total commercial lending	0	0	4	6
Small-ticket commercial real estate	0	0	6	2
Total commercial banking	0	0	10	8
Total	19,977	$57	22,945	$76

_______________

(1)
The regulatory regime in the U.K. requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

Acquired Loans Accounted for Based on Expected Cash Flows
Outstanding Balance and Carrying Value of Acquired Loans
The table below presents the outstanding balance and the carrying value of loans from the ING Direct, CCB and 2012 U.S. card acquisitions accounted for based on expected cash flows as of March 31, 2015 and December 31, 2014. The table separately displays loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.
Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	March 31, 2015			December 31, 2014
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$24,037	$4,184	$19,853	$25,201	$4,279	$20,922
Carrying value(1)	22,343	2,808	19,535	23,519	2,882	20,637
__________

(1)
Includes $34 million and $27 million of allowance for loan and lease losses for these loans as of March 31, 2015 and December 31, 2014, respectively. We recorded a $7 million provision and $2 million release of allowance for credit losses for the three months ended March 31, 2015 and 2014, respectively, for certain pools of Acquired Loans.

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield
The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:
Table 4.13: Changes in Accretable Yield on Acquired Loans

(Dollars in millions)	Total Loans	Impaired Loans	Non-Impaired Loans
Accretable yield as of December 31, 2014	$4,653	$1,485	$3,168
Accretion recognized in earnings	(237)	(87)	(150)
Reclassifications from (to) nonaccretable difference for loans with changing cash flows(1)	35	45	(10)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	110	84	26
Accretable yield as of March 31, 2015	$4,561	$1,527	$3,034
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by changes in actual and estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $296.6 billion and $292.9 billion as of March 31, 2015 and December 31, 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $22.7 billion and $23.6 billion as of March 31, 2015 and December 31, 2014, respectively.

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES
Our allowance for loan and lease losses represents management’s best estimate of incurred loan and lease losses inherent in our loans held for investment portfolio as of each balance sheet date. In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees, and binding unfunded loan commitments. The provision for unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. See “Note 1—Summary of Significant Accounting Policies” of our 2014 Form 10-K for further discussion on the methodology and policy for determining our allowance for loan and lease losses for each of our loan portfolio segments.
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
We have certain credit card partnership arrangements in which our partner agrees to share in a portion of the credit losses associated with the partnership. The loss sharing amounts due from our partners resulted in reductions in reported charge-offs of $44 million and $42 million for the three months ended March 31, 2015 and 2014, respectively, and reductions in the provision for loan and lease losses of $57 million and $35 million for the three months ended March 31, 2015 and 2014, respectively. The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $156 million and $143 million as of March 31, 2015 and December 31, 2014, respectively. See “Note 1—Summary of Significant Accounting Policies” of our 2014 Form 10-K for further discussion on our card partnership agreements.
The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three months ended March 31, 2015 and 2014.
Table 5.1: Allowance for Loan and Lease Losses

	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2014	$3,204	$661	$62	$56	$779	$395	$5	$4,383	$113	$4,496
Provision for credit losses	669	184	8	14	206	52	0	927	8	935
Charge-offs	(1,022)	(233)	(4)	(13)	(250)	(9)	(3)	(1,284)	0	(1,284)
Recoveries	303	85	2	4	91	6	3	403	0	403
Net charge-offs	(719)	(148)	(2)	(9)	(159)	(3)	0	(881)	0	(881)
Other changes(2)	(24)	0	0	0	0	0	0	(24)	0	(24)
Balance as of March 31, 2015	$3,130	$697	$68	$61	$826	$444	$5	$4,405	$121	$4,526

91	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402
Provision (benefit) for credit losses	558	136	(6)	10	140	28	(3)	723	12	735
Charge-offs	(1,095)	(205)	(11)	(15)	(231)	(7)	(2)	(1,335)	0	(1,335)
Recoveries	315	71	6	6	83	3	3	404	0	404
Net charge-offs	(780)	(134)	(5)	(9)	(148)	(4)	1	(931)	0	(931)
Other changes(2)	(8)	0	0	0	0	0	(1)	(9)	0	(9)
Balance as of March 31, 2014	$2,984	$608	$72	$64	$744	$362	$8	$4,098	$99	$4,197
_________

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses, by portfolio segment and impairment methodology, and the recorded investment of the related loans as of March 31, 2015 and December 31, 2014.
Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	March 31, 2015
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$2,920	$675	$19	$52	$746	$411	$5	$4,082
Asset-specific(2)	210	22	16	9	47	32	0	289
Acquired Loans(3)	0	0	33	0	33	1	0	34
Total allowance for loan and lease losses	$3,130	$697	$68	$61	$826	$444	$5	$4,405
Loans held for investment:
Collectively evaluated(1)	$81,060	$38,688	$6,426	$3,444	$48,558	$50,237	$104	$179,959
Asset-specific(2)	673	249	365	54	668	344	0	1,685
Acquired Loans(3)	21	0	22,114	39	22,153	160	0	22,334
Total loans held for investment	$81,754	$38,937	$28,905	$3,537	$71,379	$50,741	$104	$203,978
Allowance as a percentage of period-end loans held for investment	3.83%	1.79%	0.23%	1.74%	1.16%	0.87%	4.48%	2.16%

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$2,985	$642	$18	$50	$710	$356	$5	$4,056
Asset-specific(2)	219	19	17	6	42	39	0	300
Acquired Loans(3)	0	0	27	0	27	0	0	27
Total allowance for loan and lease losses	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Loans held for investment:
Collectively evaluated(1)	$85,161	$37,594	$6,427	$3,486	$47,507	$50,328	$111	$183,107
Asset-specific(2)	692	230	367	50	647	370	0	1,709
Acquired Loans(3)	23	0	23,241	44	23,285	192	0	23,500
Total loans held for investment	$85,876	$37,824	$30,035	$3,580	$71,439	$50,890	$111	$208,316
Allowance as a percentage of period-end loans held for investment	3.73%	1.75%	0.21%	1.58%	1.09%	0.78%	4.68%	2.10%
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

(3)
The Acquired Loans component of the allowance for loan and lease losses is accounted for based on expected cash flows. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for details on these loans.

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
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of March 31, 2015 and December 31, 2014. We separately present information for consolidated and unconsolidated VIEs.
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
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(1)	$34,172	$13,425	$0	$0	$0
Home loan securitizations(2)	0	0	223	28	892
Total securitization-related VIEs	34,172	13,425	223	28	892
Other VIEs:
Affordable housing entities	0	0	3,502	463	3,502
Entities that provide capital to low-income and rural communities	384	100	0	0	0
Other	0	0	70	0	70
Total other VIEs	384	100	3,572	463	3,572
Total VIEs	$34,556	$13,525	$3,795	$491	$4,464

94	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-related VIEs:
Credit card loan securitizations(1)	$36,779	$12,350	$0	$0	$0
Home loan securitizations(2)	0	0	221	31	876
Total securitization-related VIEs	36,779	12,350	221	31	876
Other VIEs:
Affordable housing entities	0	0	3,500	488	3,500
Entities that provide capital to low-income and rural communities	374	99	1	0	1
Other	4	0	74	0	74
Total other VIEs	378	99	3,575	488	3,575
Total VIEs	$37,157	$12,449	$3,796	$519	$4,451
__________

(1)	Represents the gross amount of assets and liabilities owned by the VIE, which includes seller’s interest and retained and repurchased notes held by other related parties.

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

Securitization-Related VIEs
In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables. In some cases, we are contractually required to exercise the repurchase option if the primary servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the securitization-related VIEs in which we had continuing involvement as of March 31, 2015 and December 31, 2014.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage	Mortgage
(Dollars in millions)	Credit Card	Option ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
March 31, 2015:
Securities held by third-party investors	$12,717	$1,971		$90		$862
Receivables in the trust	33,938	2,037		84		868
Cash balance of spread or reserve accounts	0	8		N/A		145
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No		No	(2)
Amortization event(3)	No	No		No		No
December 31, 2014:
Securities held by third-party investors	$11,624	$2,026		$95		$887
Receivables in the trust	36,545	2,094		89		893
Cash balance of spread or reserve accounts	0	8		N/A		143
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No	(1)	No	(2)
Amortization event(3)	No	No		No		No
__________

(1)	We retained servicing of the outstanding balance for a portion of securitized mortgage receivables.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)
Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics, such as net charge-off rates or delinquency rates, below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations
As of March 31, 2015 and December 31, 2014, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $2.0 billion as of both March 31, 2015 and December 31, 2014.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold HELOCs in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both March 31, 2015 and December 31, 2014. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $6 million related to those interests for our non-consolidated VIEs as of both March 31, 2015 and December 31, 2014.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $868 million and $893 million as of March 31, 2015 and December 31, 2014, respectively. In the event the third-party servicer does not fulfill its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.
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
We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2015 and 2014, we recognized amortization

97	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $86 million and $74 million, respectively, and tax credits of $102 million and $90 million, respectively, associated with these investments within income taxes. The carrying value of our investments in these qualified affordable housing projects was $3.2 billion as of both March 31, 2015 and December 31, 2014. We are periodically required to provide additional financial or other support during the period of the investments. We recorded a liability of $1.2 billion for these unfunded commitments as of March 31, 2015, which is expected to be paid from 2015 to 2018.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.5 billion as of both March 31, 2015 and December 31, 2014. Our maximum exposure to these entities is limited to our variable interests in the entities was $3.5 billion as of both March 31, 2015 and December 31, 2014. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide. The total assets of the unconsolidated VIE investment funds were $10.2 billion as of both March 31, 2015 and December 31, 2014.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $384 million and $374 million as of March 31, 2015 and December 31, 2014, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.
Other
Other VIEs include a variable interest that we hold in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $149 million and $159 million as of March 31, 2015 and December 31, 2014, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities of the trust that most significantly impact the trust’s economic performance. Our maximum exposure to this entity is limited to our retained interest of $70 million and $74 million as of March 31, 2015 and December 31, 2014, respectively. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and MSRs as of March 31, 2015 and December 31, 2014. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	March 31, 2015			December 31, 2014
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$13,978	N/A	$13,978	$13,978	N/A	$13,978
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,147	$(1,235)	912	2,124	$(1,152)	972
Core deposit intangibles	1,771	(1,596)	175	1,771	(1,569)	202
Other(2)	239	(114)	125	300	(158)	142
Total intangible assets	4,157	(2,945)	1,212	4,195	(2,879)	1,316
Total goodwill and intangible assets	$18,135	$(2,945)	$15,190	$18,173	$(2,879)	$15,294
MSRs:
Consumer MSRs(3)	$53	N/A	$53	$53	N/A	$53
Commercial MSRs(4)	177	$(30)	147	171	$(24)	147
Total MSRs	$230	$(30)	$200	$224	$(24)	$200
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)
Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and tradename intangibles. Also includes certain indefinite-lived intangibles of $4 million as of both March 31, 2015 and December 31, 2014.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)
Represents MSRs related to our Commercial Banking business that are subsequently measured under the amortization method and periodically assessed for impairment. None of these MSRs were impaired during the three months ended March 31, 2015 and 2014 and no valuation allowance was recorded as of March 31, 2015 and December 31, 2014.

Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $110 million and $143 million for the three months ended March 31, 2015 and 2014, respectively.
Goodwill
The following table presents goodwill attributable to each of our business segments as of March 31, 2015 and December 31, 2014.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2014	$5,001	$4,593	$4,384	$13,978
Acquisitions	0	5	0	5
Other adjustments	(5)	0	0	(5)
Balance as of March 31, 2015	$4,996	$4,598	$4,384	$13,978

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DEPOSITS AND BORROWINGS
Deposits
Our deposits, which are our largest source of funding for our operations and asset growth, consist of non-interest bearing and interest-bearing deposits, which include checking accounts, money market deposit accounts, negotiable order of withdrawals, saving deposits, and time deposits.
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
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors were $12.7 billion and $11.6 billion as of March 31, 2015 and December 31, 2014, respectively. During the first quarter of 2015, $1.3 billion of new debt was issued to third-party investors from our loan securitization trusts, offset by $175 million of debt maturities.
Senior and Subordinated Notes
As of March 31, 2015, we had $20.6 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $303 million. As of December 31, 2014, we had $18.7 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $179 million. During the first quarter of 2015, we issued $3.0 billion of long-term senior unsecured debt, comprised of $400 million of floating rate notes and $2.6 billion of fixed rate notes. During the first quarter of 2015, $1.3 billion of outstanding unsecured notes matured. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.5 billion and $2.0 billion as of March 31, 2015 and December 31, 2014, respectively, and are included in other assets on our consolidated balance sheets.
We had outstanding FHLB advances and lines of credit, which were secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs, totaling $6.8 billion and $17.3 billion as of March 31, 2015 and December 31, 2014, respectively. We did not access the Federal Reserve Discount Window for funding during 2015 or 2014.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of March 31, 2015 and December 31, 2014. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2015	December 31, 2014
Deposits:
Non-interest bearing deposits	$25,232	$25,081
Interest-bearing deposits	185,208	180,467
Total deposits	$210,440	$205,548
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$933	$880
FHLB advances	5,750	16,200
Total short-term borrowings	$6,683	$17,080

	March 31, 2015
(Dollars in millions)	Maturity Date	Interest Rate	Weighted Average Interest Rate	Outstanding Amount	December 31, 2014
Long-term debt:
Securitized debt obligations(1)	2015 -2025	0.21 - 5.75%	1.35%	$12,717	$11,624
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2015 - 2025	1.00 - 6.75%	2.73	16,624	15,174
Floating unsecured senior debt	2015 - 2018	0.71 - 0.94%	0.84	1,280	880
Total unsecured senior debt			2.60	17,904	16,054
Fixed unsecured subordinated debt	2016 - 2023	3.38 - 8.80%	4.97	2,655	2,630
Total senior and subordinated notes				20,559	18,684
Other long-term borrowings:
FHLB advances	2015 - 2023	0.22 - 6.88%	0.55	1,070	1,069
Total long-term debt				34,346	31,377
Total short-term borrowings and long-term debt				$41,029	$48,457
___________

(1)	Outstanding amount includes the impact from hedge accounting.
Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three months ended March 31, 2015 and 2014:
Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$0	$0
FHLB advances	8	6
Total short-term borrowings	8	6
Long-term debt:
Securitized debt obligations(1)	33	38
Senior and subordinated notes(1)	79	77
Other long-term borrowings	7	6
Total long-term debt	119	121
Total interest expense on short-term borrowings and long-term debt	$127	$127
__________

(1)	Interest expense includes the impact from hedge accounting.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage our asset and liability position and market risk exposure in accordance with prescribed risk management policies and limits established by our Market and Liquidity Risk Policy which is approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current asset and liability management policy also includes the use of derivatives to hedge foreign currency denominated exposures to limit our earnings and capital ratio exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risk. We offer various derivatives to our customers as part of our Commercial Banking business but usually offset our exposure through derivative transactions with other counterparties. We also enter into interest rate and foreign exchange derivative contracts with our commercial lending customers as a customer accommodation.
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

Balance Sheet Presentation
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

right of setoff exists. See additional information in “Note 1—Summary of Significant Accounting Policies.”
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of March 31, 2015 and December 31, 2014, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2015			December 31, 2014
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$26,793	$577	$47	$24,543	$480	$39
Cash flow hedges	25,210	437	13	24,450	222	18
Total interest rate contracts	52,003	1,014	60	48,993	702	57
Foreign exchange contracts:
Cash flow hedges	5,140	340	1	5,546	221	2
Net investment hedges	2,408	51	0	2,476	73	0
Total foreign exchange contracts	7,548	391	1	8,022	294	2
Total derivatives designated as accounting hedges	59,551	1,405	61	57,015	996	59
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,028	13	5	777	10	3
Customer accommodation	27,918	485	329	27,646	413	251
Other interest rate exposures(3)	2,740	36	21	2,614	33	21
Total interest rate contracts	31,686	534	355	31,037	456	275
Other contracts	586	0	6	593	0	5
Total derivatives not designated as accounting hedges	32,272	534	361	31,630	456	280
Total derivatives	$91,823	$1,939	$422	$88,645	$1,452	$339
Less: netting adjustment(4)		(666)	(165)		(624)	(164)
Total derivative assets/liabilities		$1,273	$257		$828	$175
__________

(1)	Derivative assets and liabilities include interest accruals.

(2)	Includes interest rate swaps and To Be Announced (“TBA”) contracts.

(3)	Other interest rate exposures include mortgage related derivatives.

(4)	Represents balance sheet netting of derivative assets and liabilities, and related receivables, payables, and cash collateral. See Table 9.2 for further information.

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Financial Assets and Liabilities
We execute the majority of our derivative transactions and repurchase agreements under master netting arrangements. Under our existing enforceable master netting arrangements, we generally have the right to offset exposure with the same counterparty. In addition, either counterparty can generally request the net settlement of all contracts through a single payment upon default on, or termination of, any one contract. As of January 1, 2015, the Company changed its accounting principle to begin offsetting derivative assets and liabilities for purposes of balance sheet presentation where a right of setoff exists. As of March 31, 2015 and December 31, 2014, derivative contracts that are executed bilaterally with a counterparty in the OTC market and then novated to and cleared through a central clearing house, are not subject to offsetting due to current uncertainty about the legal enforceability of our right of setoff with the clearinghouses.
The following table presents as of March 31, 2015 and December 31, 2014, the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amount permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of March 31, 2015
Derivatives assets(1)	$1,939	$(70)	$(596)	$1,273	$(121)	$1,152
As of December 31, 2014
Derivatives assets(1)	$1,452	$(101)	$(523)	$828	$(80)	$748

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of March 31, 2015
Derivatives liabilities(1)	$422	$(70)	$(95)	$257	$0	$257
Repurchase agreements(2)	924	0	0	924	(924)	0
As of December 31, 2014
Derivatives liabilities(1)	$339	$(101)	$(63)	$175	$0	$175
Repurchase agreements(2)	869	0	0	869	(869)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of March 31, 2015 totaling $650 million and $207 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2014 totaled $360 million and $127 million, respectively. These contracts were not subject to offsetting as of March 31, 2015 and December 31, 2014.

(2)	As of March 31, 2015 and December 31, 2014, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables.
Credit Risk-Related Contingency Features and Collateral
Certain of our derivatives contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivatives counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivatives contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivatives counterparties to demand additional collateralization on such derivatives instruments in a net liability position. We posted $171 million and $87 million of cash collateral as of March 31, 2015 and December 31, 2014, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post an additional variation margin, which represents the impact of daily position

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mark-to-market calculations, of less than $1 million as of both March 31, 2015 and December 31, 2014. In addition, we would have been required to post independent margin of $60 million and $65 million as of March 31, 2015 and December 31, 2014, respectively, in compliance with the terms of certain of our swap agreements. The fair value of derivatives instruments with credit-risk-related contingent features in a net liability position was $1 million and less than $1 million as of March 31, 2015 and December 31, 2014, respectively.
Derivatives Counterparty Credit Risk
Derivatives instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivatives counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivatives assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and maintain collateral agreements with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties, however since June 2013 we have begun to clear eligible OTC derivatives through a central clearinghouse in accordance with the requirements of the Dodd-Frank Act. These agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $994 million and $695 million as of March 31, 2015 and December 31, 2014, respectively. We also received securities from derivatives counterparties totaling $137 million and $91 million as of March 31, 2015 and December 31, 2014, respectively, which we have the ability to re-pledge.
We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivatives contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivatives asset balance was $5 million as of both March 31, 2015 and December 31, 2014. We also adjust the fair value of our derivatives liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was less than $1 million and $1 million as of March 31, 2015 and December 31, 2014, respectively.
Income Statement Presentation and AOCI
The following tables summarize the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three months ended March 31, 2015 and 2014:

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
Gains recognized in earnings on derivatives	$153	$31
Losses recognized in earnings on hedged items	(148)	(23)
Net fair value hedge ineffectiveness gains	5	8
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	6	7
Customer accommodation	4	4
Other interest rate exposures	2	5
Total interest rate contracts	12	16
Other contracts	(2)	(3)
Total gains on derivatives not designated as accounting hedges	10	13
Net derivative gains recognized in earnings	$15	$21
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.
Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2015 and 2014:
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$210	$45
Foreign exchange contracts	(5)	(5)
Subtotal	205	40
Net investment hedges:
Foreign exchange contracts	75	0
Net derivatives gains recognized in AOCI	$280	$40
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$47	$26
Foreign exchange contracts(2)	(4)	(5)
Subtotal	43	21
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	2	1
Net derivative gains recognized in earnings	$45	$22
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the next 12 months, we expect to reclassify to earnings net after-tax gains of $155 million currently recorded in AOCI as of March 31, 2015. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately five years as of March 31, 2015. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS' EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of March 31, 2015 and December 31, 2014.
Table 10.1: Preferred Stock Issued and Outstanding

						Carrying Value (in millions)
Series	Issuance Date	Redeemable by Issuer Beginning	Non-cumulative Fixed Dividend Rate per Annum	Redemption Price per Depositary Share	Number of Depositary Shares(1)	March 31, 2015	December 31, 2014
Series B	August 20, 2012	September 1, 2017	6.00%	$25	35,000,000	$853	$853
Series C	June 12, 2014	September 1, 2019	6.25	25	20,000,000	484	484
Series D	October 31, 2014	December 1, 2019	6.70	25	20,000,000	485	485
Total						$1,822	$1,822
__________

(1)	Each depositary share represents a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three months ended March 31, 2015 and 2014.
Table 10.2: Accumulated Other Comprehensive Income

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
Other comprehensive income (loss) before reclassifications	114	0	205	(84)	(1)	234
Amounts reclassified from AOCI into earnings	8	20	(43)	0	(1)	(16)
Net other comprehensive income (loss)	122	20	162	(84)	(2)	218
AOCI as of March 31, 2015	$532	$(801)	$172	$(92)	$(23)	$(212)

(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)
Other comprehensive income (loss) before reclassifications	149	0	40	(13)	0	176
Amounts reclassified from AOCI into earnings	(5)	13	(21)	0	(1)	(14)
Net other comprehensive income (loss)	144	13	19	(13)	(1)	162
AOCI as of March 31, 2014	$250	$(884)	$(91)	$27	$(12)	$(710)
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created at the date of transfer from the securities available for sale to securities held to maturity, which occurred at fair value. These unrealized gains or losses will be recorded over the remaining life of the security with no impact on future net income.

(2)	Includes the impact from hedging instruments designated as net investment hedges.
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three months ended March 31, 2015 and 2014.

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2015	2014
Securities available for sale:
	Non-interest income - Other	$2	$13
	Non-interest income - OTTI	(15)	(5)
	(Loss) income from continuing operations before income taxes	(13)	8
	Income tax (benefit) provision	(5)	3
	Net (loss) income	(8)	5
Securities held to maturity:(1)
	Non-interest income - Other	(33)	(28)
	Income tax benefit	(13)	(15)
	Net loss	(20)	(13)
Cash flow hedges:
Interest rate contracts:	Interest income - Other	75	42
Foreign exchange contracts:	Non-interest income - Other	(7)	(8)
	Income from continuing operations before income taxes	68	34
	Income tax provision	25	13
	Net income	43	21
Other:
	Various (pension and other)	1	1
	Income tax provision (benefit)	0	0
	Net income	1	1
Total reclassifications		$16	$14
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

The table below summarizes other comprehensive income activity and the related tax impact for the three months ended March 31, 2015 and 2014:
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2015			2014
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$190	$68	$122	$229	$85	$144
Net changes in securities held to maturity	33	13	20	28	15	13
Net unrealized gains on cash flow hedges	258	96	162	30	11	19
Foreign currency translation adjustments(1)	(41)	43	(84)	(13)	0	(13)
Other	(4)	(2)	(2)	(1)	0	(1)
Other comprehensive income	$436	$218	$218	$273	$111	$162
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2015	2014
Basic earnings
Income from continuing operations, net of tax	$1,134	$1,124
Income from discontinued operations, net of tax	19	30
Net income	1,153	1,154
Dividends and undistributed earnings allocated to participating securities(1)	(6)	(5)
Preferred stock dividends	(32)	(13)
Net income available to common stockholders	$1,115	$1,136

Net income from continuing operations per share	$2.00	$1.94
Income from discontinued operations per share	0.03	0.05
Net income per share	$2.03	$1.99
Total weighted-average basic shares outstanding	550.2	571.0

Diluted earnings(2)
Net income available to common stockholders	$1,115	$1,136
Net income from continuing operations per share	$1.97	$1.91
Income from discontinued operations per share	0.03	0.05
Net income per share	$2.00	$1.96

Total weighted-average basic shares outstanding	550.2	571.0
Effect of dilutive securities:
Stock options	2.6	2.4
Other contingently issuable shares	1.5	1.5
Warrants(3)	2.9	5.4
Total effect of dilutive securities	7.0	9.3
Total weighted-average diluted shares outstanding	557.2	580.3
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Excluded from the computation of diluted earnings per share were 2.0 million shares related to options with exercise prices ranging from $70.96 to $88.81, and 4.6 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three months ended March 31, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

(3)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of March 31, 2015, there were 6.3 million warrants to purchase common stock outstanding, which represents approximately half of the warrants issued in the initial offering.

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—FAIR VALUE MEASUREMENT
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
Fair Value Governance and Control
We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent from our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group (“MVG”), participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC is only required to convene to review escalated valuation disputes and may meet for a general update on the valuation process.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,440	$0	$0	$4,440
Corporate debt securities guaranteed by U.S. government agencies	0	426	172	598
RMBS	0	25,493	555	26,048
CMBS	0	5,255	174	5,429
Other ABS	0	2,021	7	2,028
Other securities	112	648	18	778
Total securities available for sale	4,552	33,843	926	39,321
Other assets:
Consumer MSRs	0	0	53	53
Derivative assets(1)(2)	3	1,863	73	1,939
Retained interests in securitizations	0	0	223	223
Total assets	$4,555	$35,706	$1,275	$41,536
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$3	$371	$48	$422
Total liabilities	$3	$371	$48	$422

112	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,117	$1	$0	$4,118
Corporate debt securities guaranteed by U.S. government agencies	0	467	333	800
RMBS	0	24,820	561	25,381
CMBS	0	5,291	228	5,519
Other ABS	0	2,597	65	2,662
Other securities	111	899	18	1,028
Total securities available for sale	4,228	34,075	1,205	39,508
Other assets:
Consumer MSRs	0	0	53	53
Derivative assets(1)(2)	4	1,382	66	1,452
Retained interests in securitizations	0	0	221	221
Total assets	$4,232	$35,457	$1,545	$41,234
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$3	$293	$43	$339
Total liabilities	$3	$293	$43	$339
__________

(1)
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related right to reclaim cash collateral or obligation to return cash collateral. See “Note 1—Summary of Significant Accounting Policies” for additional information. Prior period results have been recast to conform to this presentation.

The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. The net derivative assets were $1.3 billion and $828 million, and the net derivative liabilities were $257 million and $175 million as of March 31, 2015 and December 31, 2014, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for further information.

(2)
Does not reflect $5 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2015 and December 31, 2014, respectively. Non-performance risk is reflected in other assets and liabilities on the consolidated balance sheets and offset through other income in the consolidated statements of income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three months ended March 31, 2015 we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$(2)	$5	$0	$(68)	$0	$(8)	$0	$(88)	$172	$0
RMBS	561	8	8	0	0	0	(13)	85	(94)	555	9
CMBS	228	0	1	0	0	0	(21)	0	(34)	174	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(37)	7	0
Other securities	18	0	0	0	0	0	0	0	0	18	0
Total securities available for sale	1,205	7	12	0	(88)	0	(42)	85	(253)	926	9
Other assets:
Consumer MSRs	53	(3)	0	0	0	4	(1)	0	0	53	(3)
Derivative assets(4)	66	11	0	0	0	9	(12)	0	(1)	73	11
Retained interest in securitizations	221	2	0	0	0	0	0	0	0	223	2
Liabilities:
Other liabilities:
Derivative liabilities(4)	$43	$10	$0	$0	$0	$7	$(12)	$0	$0	$48	$10

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2014(3)

(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, March 31, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$0	$10	$0	$(112)	$0	$(21)	$64	$(116)	$752	$0
RMBS	1,304	20	28	886	0	0	(34)	57	(534)	1,727	20
CMBS	739	0	2	34	0	0	(11)	38	(307)	495	0
Other ABS	343	2	2	0	0	0	(1)	43	(163)	226	2
Other securities	17	0	0	0	0	0	0	0	0	17	0
Total securities available for sale	3,330	22	42	920	(112)	0	(67)	202	(1,120)	3,217	22
Other assets:
Consumer MSRs	69	(11)	0	0	0	4	(1)	0	0	61	(11)
Derivative assets(4)	50	0	0	0	0	2	(3)	0	(1)	48	0
Retained interest in securitization	199	(2)	0	0	0	0	0	0	0	197	(2)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$38	$2	$0	$0	$0	$1	$(5)	$0	$0	$36	$2
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
During the three months ended March 31, 2015 and 2014, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

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

(4)
All level 3 derivative assets and liabilities are presented on a gross basis and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty.

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
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$555	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-22% 0-22% 0-15% 0-85%	6% 4% 5% 59%
CMBS	174	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-2% 0-100%	2% 5%
Other ABS	7	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2% 0% 1% 30%	2% 0% 1% 30%
U.S. government guaranteed debt and other securities	190	Discounted cash flows (3rd party pricing)	Yield	1-4%	3%
Other assets:
Consumer MSRs	53	Discounted cash flows	Total prepayment rate Discount rate Option Adjusted Spread rate Servicing cost ($ per loan)	9-20% 14% 435-1500 bps $93.18-$208.70	18% 14% 489 bps $100.45
Derivative assets(1)	73	Discounted cash flows	Swap rates	2%	2%
Retained interests in securitization(2)	223	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	24-84 2-11% 4-11% 2-6% 16-91%	N/A
Liabilities:
Derivative liabilities(1)	$48	Discounted cash flows	Swap rates	2%	2%

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$561	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-18% 0-23% 0-15% 0-85%	6% 4% 5% 55%
CMBS	228	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-100%	1% 5%
Other ABS	65	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2-7% 0-3% 1-10% 30-88%	5% 2% 7% 71%
U.S. government guaranteed debt and other securities	351	Discounted cash flows (3rd party pricing)	Yield	1-4%	3%
Other assets:
Consumer MSRs	53	Discounted cash flows	Total prepayment rate Discount rate Option Adjusted Spread rate Servicing cost ($ per loan)	12-27% 12% 435-1,500 bps $93.18-$208.70	18% 12% 478 bps $100.63
Derivative assets(1)	66	Discounted cash flows	Swap rates	2-3%	2%
Retained interests in securitization(2)	221	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	25-72 2-13% 4-9% 2-8% 19-95%	N/A
Liabilities:
Derivative liabilities(1)	$43	Discounted cash flows	Swap rates	2-3%	2%
__________

(1)
All level 3 derivative assets and liabilities are presented on a gross basis and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty.

(2)
Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of LOCOM accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2015 and December 31, 2014, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	March 31, 2015
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$63	$63
Loans held for sale	0	15	0	15
Other assets(1)	0	0	28	28
Total	$0	$15	$91	$106

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$121	$121
Loans held for sale	0	34	0	34
Other assets(1)	0	0	65	65
Total	$0	$34	$186	$220
__________

(1)
Includes foreclosed property and repossessed assets of $28 million as of March 31, 2015, compared to foreclosed property and repossessed assets of $60 million and long-lived assets held for sale of $5 million as of December 31, 2014.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions, or other available market information. The non-recoverable rate ranged from 9% to 74%, with a weighted average of 34%, and from 0% to 74%, with a weighted average of 30%, as of March 31, 2015 and December 31, 2014, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2015 and 2014:
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Assets:
Loans held for investment	$(5)	$(9)
Loans held for sale	0	(1)
Other assets(1)	(4)	(3)
Total	$(9)	$(13)
__________

(1)	Includes losses related to foreclosed property and repossessed assets and long-lived assets held for sale.
Fair Value of Financial Instruments
The following table presents the fair value of financial instruments, whether or not recognized on the consolidated balance sheets at fair value, as of March 31, 2015 and December 31, 2014:

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.6: Fair Value of Financial Instruments

	March 31, 2015		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,891	$8,891	$8,891	$0	$0
Restricted cash for securitization investors	234	234	234	0	0
Securities available for sale	39,321	39,321	4,552	33,843	926
Securities held to maturity	23,241	24,653	199	24,197	257
Net loans held for investment	199,573	202,522	0	0	202,522
Loans held for sale	1,331	1,358	0	1,358	0
Interest receivable(1)	1,078	1,078	0	1,078	0
Derivative assets(1)(2)	1,939	1,939	3	1,863	73
Retained interests in securitizations	223	223	0	0	223
Financial liabilities:
Non-interest bearing deposits	$25,232	$25,232	$25,232	$0	$0
Interest-bearing deposits	185,208	180,037	0	11,253	168,784
Securitized debt obligations	12,717	12,826	0	12,826	0
Senior and subordinated notes	20,599	20,967	0	20,967	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	933	933	933	0	0
Other borrowings	6,820	6,823	0	6,823	0
Interest payable(1)	195	195	0	195	0
Derivative liabilities(1)(2)	422	422	3	371	48

	December 31, 2014		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,242	$7,242	$7,242	$0	$0
Restricted cash for securitization investors	234	234	234	0	0
Securities available for sale	39,508	39,508	4,228	34,075	1,205
Securities held to maturity	22,500	23,634	0	23,503	131
Net loans held for investment	203,933	207,104	0	0	207,104
Loans held for sale	626	650	0	650	0
Interest receivable(1)	1,079	1,079	0	1,079	0
Derivatives assets(1)(2)	1,452	1,452	4	1,382	66
Retained interests in securitizations	221	221	0	0	221
Financial liabilities:
Non-interest bearing deposits	$25,081	$25,081	$25,081	$0	$0
Interest-bearing deposits	180,467	174,074	0	11,668	162,406
Securitized debt obligations	11,624	11,745	0	11,745	0
Senior and subordinated notes	18,684	19,083	0	19,083	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	880	880	0	0
Other borrowings	17,269	17,275	0	17,275	0
Interest payable(1)	254	254	0	254	0
Derivatives liabilities(1)(2)	339	339	3	293	43
__________

(1)
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related right to reclaim cash collateral or obligation to return cash collateral. Prior period results have been recast to conform this presentation. See additional information in “Note 1—Summary of Significant Accounting Policies.”

(2)	The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

positive and negative positions and cash collateral held or placed with the same counterparty. See additional information in “Note 9—Derivative Instruments and Hedging Activities” for additional information.
The following describes the valuation techniques used in estimating the fair value of our financial instruments as of March 31, 2015 and December 31, 2014. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, loans held for sale, interest receivable, interest-bearing deposits, securitized debt obligations, other borrowings and senior and subordinated notes. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.
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
Loans Held For Sale
Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. We originate loans with the intent to sell them. Commercial mortgage loans are sold to government-sponsored enterprises as part of a delegated underwriting and servicing (“DUS”) program. For DUS commercial mortgage loans, the fair value is estimated primarily using contractual prices and other observable market-based inputs. For residential mortgage loans classified as held for sale, the fair value is estimated using observable market prices for loans with similar characteristics as the primary component, with the secondary component derived from typical securitization activities and market conditions. Credit card loans held for sale are valued based on other observable market-based inputs. These assets are therefore classified as Level 2. Fair value adjustments to loans held for sale are recorded in other non-interest income in our consolidated statements of income.
Interest Receivable
The carrying amount of interest receivable approximates the fair value of this asset due to its relatively short-term nature.
Derivative Assets and Liabilities
We use both exchange-traded derivatives and OTC derivatives to manage our interest rate and foreign currency risk exposure. Quoted market prices are available and used for our exchange-traded derivatives, which we classify as Level 1. However, predominantly all of our derivatives are traded in OTC markets where quoted market prices are not always readily available. Therefore, we value most OTC derivatives using valuation techniques, which include internally-developed models. We primarily rely on market observable inputs for our models, such as interest rate yield curves, credit curves, option volatility and currency rates, that vary depending on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivatives are typically classified as Level 2 of the fair value hierarchy. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, the derivatives are classified as Level 3. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. These derivatives are included in other assets on the consolidated balance sheets.
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
Business Segment Reporting Methodology
The results of our business segments are intended to reflect each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a funds charge for the use of funds by each segment. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Note 19—Business Segments” in our 2014 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the three months ended March 31, 2015 and 2014, selected balance sheet data as of March 31, 2015 and 2014, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period.

122	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$2,666	$1,434	$461	$15	$4,576
Non-interest income	816	158	114	(17)	1,071
Total net revenue (loss)	3,482	1,592	575	(2)	5,647
Provision for credit losses	669	206	60	0	935
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	84	0	0	0	84
Core deposit intangible amortization	0	22	4	0	26
Total PCCR and core deposit intangible amortization	84	22	4	0	110
Other non-interest expense	1,692	948	268	31	2,939
Total non-interest expense	1,776	970	272	31	3,049
Income (loss) from continuing operations before income taxes	1,037	416	243	(33)	1,663
Income tax provision (benefit)	369	150	88	(78)	529
Income from continuing operations, net of tax	$668	$266	$155	$45	$1,134
Loans held for investment	$81,754	$71,379	$50,741	$104	$203,978
Deposits	0	172,502	32,575	5,363	210,440

	Three Months Ended March 31, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income (expense)	$2,525	$1,433	$421	$(29)	$4,350
Non-interest income	785	150	87	(2)	1,020
Total net revenue (loss)	3,310	1,583	508	(31)	5,370
Provision (benefit) for credit losses	558	140	40	(3)	735
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	98	0	0	0	98
Core deposit intangible amortization	0	30	6	0	36
Total PCCR and core deposit intangible amortization	98	30	6	0	134
Other non-interest expense	1,628	900	249	21	2,798
Total non-interest expense	1,726	930	255	21	2,932
Income (loss) from continuing operations before income taxes	1,026	513	213	(49)	1,703
Income tax provision (benefit)	358	183	76	(38)	579
Income (loss) from continuing operations, net of tax	$668	$330	$137	$(11)	$1,124
Loans held for investment	$75,850	$70,727	$46,230	$134	$192,941
Deposits	0	171,529	31,485	5,310	208,324

123	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Guarantees
We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit, LLC in 2000. Our maximum credit exposure related to these agreements totaled $13 million and $14 million as of March 31, 2015 and December 31, 2014, respectively. These agreements are recorded on our consolidated balance sheets as a component of other liabilities and our obligations under these agreements was $9 million and $12 million as of March 31, 2015 and December 31, 2014, respectively. See “Note 6—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.
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
On November 1, 2013, we acquired Beech Street Capital, a privately-held, DUS lender that originates multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). Beech Street Capital was renamed Capital One Multifamily Finance in 2014. We enter into loss sharing agreements with Fannie Mae upon the sale of the DUS commercial loans. Under these agreements, we share losses on the covered loans with Fannie Mae on a pari-passu basis. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The associated MSRs are also reviewed for impairment annually.
We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $2.1 billion as of March 31, 2015 and December 31, 2014, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets, was $3 million as of both March 31, 2015 and December 31, 2014. These financial guarantees had expiration dates ranging from 2015 to 2025 as of March 31, 2015. The amount of liability recognized on our consolidated balance sheets for Fannie Mae and other loss sharing agreements was $37 million and $36 million as of March 31, 2015 and December 31, 2014, respectively. No additional collateral or recourse provisions exist to reduce this exposure.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $92 million and $116 million as of March 31, 2015 and December 31, 2014, respectively. The decrease to the reserve for the three months ended March 31, 2015 was a combination of utilization of the reserve through customer refund payments and foreign exchange movements. Given the inherent uncertainty involved in this matter, it is possible our ultimate liability may differ from our current estimate.

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
Each of these subsidiaries may be required to repurchase mortgage loans in the event of certain breaches of these representations and warranties. In the event of a repurchase, the subsidiary is typically required to pay the unpaid principal balance of the loan together with interest and certain expenses (including, in certain cases, legal costs incurred by the purchaser and/or others). The subsidiary then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The subsidiary is exposed to any losses on the repurchased loans, taking into account any recoveries on the collateral. In some instances, rather than repurchase the loans, a subsidiary may agree to make cash payments to make an investor whole on losses or to settle repurchase claims, possibly including claims for attorneys’ fees and interest. In addition, our subsidiaries may be required to indemnify certain purchasers and others against losses they incur as a result of certain breaches of representations and warranties.
These subsidiaries, in total, originated and sold to non-affiliates approximately $111 billion original principal balance of mortgage loans between 2005 and 2008, which are the years (or “vintages”) with respect to which our subsidiaries have received the vast majority of the repurchase requests and other related claims.
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of March 31, 2015 and December 31, 2014:
Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	March 31, 2015	December 31, 2014	Total	2008	2007	2006	2005
GSEs	$2	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	4	20	0	2	8	10
Uninsured Securitizations and Other	16	16	80	3	15	30	32
Total	$22	$23	$111	$4	$21	$41	$45
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because we do not service most of the loans our subsidiaries sold to others, we do not have complete information about the current ownership of a portion of the $80 billion in original principal balance of mortgage loans not sold directly to GSEs or placed in Insured Securitizations. We have determined based on information obtained from third-party databases that about $48 billion original principal balance of these mortgage loans was placed in private-label publicly issued securitizations not supported by bond insurance (“Uninsured Securitizations”). An additional approximately $22 billion original principal balance of mortgage loans were initially sold to private investors as whole loans. Various known and unknown investors purchased the remaining $10 billion original principal balance of mortgage loans.
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $22 billion in unpaid principal balance remains outstanding as of March 31, 2015, of which approximately $4 billion in unpaid principal balance is at least 90 days delinquent. Approximately $22 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase requests relating to approximately $2.5 billion original principal balance of mortgage loans as of March 31, 2015, unchanged from December 31, 2014. Currently, repurchase demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase requests by counterparty category and timing of initial repurchase request. The amounts presented are based on original loan principal balances.
Table 14.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2013	$89	$1,614	$1,122	$2,825
Gross new demands received	22	0	742	764
Loans repurchased/made whole	(31)	0	(5)	(36)
Demands rescinded	(64)	(965)	(12)	(1,041)
Open claims as of December 31, 2014	$16	$649	$1,847	$2,512
Gross new demands received	6	0	1	7
Loans repurchased/made whole	(3)	0	(1)	(4)
Demands rescinded	(2)	(1)	(8)	(11)
Open claims as of March 31, 2015	$17	$648	$1,839	$2,504
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in our representation and warranty reserve for the three months ended March 31, 2015 and 2014:
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Representation and warranty reserve, beginning of period	$731	$1,172
Provision (benefit) for mortgage representation and warranty losses:
Recorded in continuing operations	1	14
Recorded in discontinued operations	(19)	(47)
Total benefit for mortgage representation and warranty losses	(18)	(33)
Net realized losses	(40)	(11)
Representation and warranty reserve, end of period	$673	$1,128
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as March 31, 2015 and 2014:
Table 14.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	March 31, 2015	December 31, 2014
Selected period-end data:
GSEs and Active Insured Securitizations	$492	$499	$27
Inactive Insured Securitizations and Others	181	232	84
Total(2)	$673	$731	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

(2)	The total reserve liability includes an immaterial amount related to loans that were originated after 2008.
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
The aggregate reserve for all three subsidiaries totaled $673 million as of March 31, 2015, compared to $731 million as of December 31, 2014. We recorded a net benefit for mortgage representation and warranty losses of $18 million (which includes a provision of $1 million before taxes in continuing operations and a benefit of $19 million before taxes in discontinued operations) in the first quarter of 2015. The decrease in the representation and warranty reserve was primarily driven by claims paid and legal developments including settlements.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of March 31, 2015 is approximately $2.1 billion, remains unchanged from our estimate at December 31, 2014. The estimate as of March 31, 2015 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation described below.
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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses beyond what was in our reserve as of March 31, 2015 was approximately $200 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental actors, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
As members of Visa, our subsidiary banks have indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, we reduced our Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. We made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of March 31, 2015 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.
In March 2011, a furniture store owner named Mary Watson filed a proposed class action in the Supreme Court of British Columbia against Visa, MasterCard, and several banks, including Capital One (the “Watson Litigation”). The lawsuit asserts, among other

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

things, that the defendants conspired to fix the merchant discount fees that merchants pay on credit card transactions in violation of Section 45 of the Competition Act and seeks unspecified damages and injunctive relief. In addition, Capital One has been named as a defendant in similar proposed class action claims filed in other jurisdictions in Canada. In March 2014, the court granted a partial motion for class certification. Both parties appealed the decision to the Court of Appeal for British Columbia, which heard oral argument in December 2014. In April 2015, the merchant plaintiffs and Capital One agreed to settle all matters filed in Canada as to Capital One, subject to court approval.
Credit Card Interest Rate Litigation
The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter was created as a result of a June 2010 transfer order issued by the U.S. Judicial Panel on Multi-district Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against COBNA-Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia). A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint alleging that COBNA breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the Unfair Competition Law (“UCL”), the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. In August 2011, after the completion of fact discovery, Capital One filed a motion for summary judgment, which was granted in September 2014. Plaintiffs filed a Notice of Appeal to the Eleventh Circuit Court of Appeals in October 2014.
Mortgage Repurchase Litigation
In February 2009, GreenPoint was named as a defendant in a lawsuit commenced in the New York County Supreme Court, by U.S. Bank, N. A., Syncora Guarantee Inc. and CIFG Assurance North America, Inc. (the “U.S. Bank Litigation”). Plaintiffs allege, among other things, that GreenPoint breached certain representations and warranties in two contracts pursuant to which GreenPoint sold approximately 30,000 mortgage loans having an aggregate original principal balance of approximately $1.8 billion to a purchaser that ultimately transferred most of these mortgage loans to a securitization trust. Some of the securities issued by the trust were insured by Syncora and CIFG. Plaintiffs seek unspecified damages and an order compelling GreenPoint to repurchase the entire portfolio of 30,000 mortgage loans based on alleged breaches of representations and warranties relating to a limited sampling of loans in the portfolio, or, alternatively, the repurchase of specific mortgage loans to which the alleged breaches of representations and warranties relate. In March 2010, the court granted GreenPoint’s motion to dismiss with respect to plaintiffs Syncora and CIFG and denied the motion with respect to U.S. Bank. GreenPoint subsequently answered the complaint with respect to U.S. Bank, denying the allegations, and filed a counterclaim against U.S. Bank alleging breach of covenant of good faith and fair dealing. In February 2012, the court denied plaintiffs’ motion for leave to file an amended complaint and dismissed Syncora and CIFG from the case. Syncora and CIFG appealed their dismissal to the New York Supreme Court, Appellate Division, First Department (the “First Department”), which affirmed the dismissal in April 2013. The New York Court of Appeals denied Syncora’s and CIFG’s motion for leave to appeal the First Department’s decision in February 2014. Therefore, the case is now proceeding with U.S. Bank as the sole plaintiff.
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
Anti-Money Laundering Investigation
Capital One has received requests for subpoenas and testimony from the New York District Attorney’s Office (“NYDA”) with respect to certain check casher clients of the Commercial Banking business and Capital One’s anti-money laundering program. In early 2015, we received similar requests from the U.S. Department of Justice (“DOJ”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury. Capital One is cooperating with all agencies involved in the investigation.
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
Intellectual Ventures Corp., et al.
In June 2013, Intellectual Ventures I, LLC and Intellectual Ventures II, LLC (collectively “IV”) sued Capital One Financial Corp., Capital One Bank (USA), N.A. and Capital One, N.A. (collectively “Capital One”) for patent infringement in the U.S. District Court for the Eastern District of Virginia. In the Complaint, IV alleges infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and other patents in several other federal courts. Capital One’s motion to dismiss was denied without prejudice in August 2013. Capital One filed an answer and counterclaim alleging antitrust violations. In December 2013, the court dismissed Capital One’s counterclaim and decided the parties’ arguments on claim construction. IV agreed to dismiss two patents in suit, and following claim construction, asked for a stipulation of non-infringement for one patent with an opportunity to appeal the court’s decision regarding claim construction. In April 2014, the court granted Capital One’s motion for summary judgment and found that the two remaining patents were either unpatentable or indefinite. In May 2014, IV appealed to the Federal Circuit, which will hear oral argument in May 2015.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preparing for claim construction on the remaining patents. In March 2015, the court granted Capital One’s motion for leave to add a counterclaim for antitrust violations by IV.
Telephone Consumer Protection Act Litigation
In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Litigation Multi-district Litigation matter was created as a result of a transfer order issued by the U.S. Judicial Panel on Multi-district Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions-Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois) and several individual lawsuits. In February 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint alleging that COBNA and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs, and injunctive relief. In June 2014, the parties filed a settlement agreement resolving the litigation. The court granted preliminary approval of the class settlement in July 2014, and granted final approval in February 2015. Some class members filed Notices of Appeal to the Seventh Circuit Court of Appeals in February and March 2015.
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

132	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

133	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the first quarter of 2015.

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
January	1,902,000	$78.50	1,902,000	$351
February	2,480,461	77.28	2,055,700	192
March	2,784,970	79.52	2,405,650	—
Total	7,167,431	78.48	6,363,350
__________

(1)
Primarily comprised of repurchases under the $2.5 billion common stock repurchase program authorized by our Board of Directors and announced on March 26, 2014, which authorized share repurchases through March 31, 2015. Also includes 424,761 shares and 379,320 shares purchased in February and March respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

134	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 5, 2015	By:	/s/ STEPHEN S. CRAWFORD
Stephen. S. Crawford
Chief Financial Officer

135	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED MARCH 31, 2015
Commission File No. 1-13300
The following exhibits are incorporated by reference or filed herewith. References to (i) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; and (ii) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012.

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

3.1
Restated Certificate of Incorporation of Capital One Financial Corporation, (as restated April 30, 2015) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 4, 2015).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated April 30, 2015 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 4, 2015).
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

12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
18.1*	Preferability Letter from Independent Registered Public Accounting Firm.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Stephen S. Crawford.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of Stephen S. Crawford.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________
* Indicates a document being filed with this Form 10-Q.
** Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

136	Capital One Financial Corporation (COF)