Form 10-Q
period 2015-06-30
CAPITAL ONE FINANCIAL CORP
filed 2015-08-03
CIK 927628

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
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☒
As of July 31, 2015, there were 542,428,939 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.
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

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report and in “Part I—Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our unaudited consolidated financial statements as of June 30, 2015 included in this Report.

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

INTRODUCTION
We are a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2015, our principal subsidiaries included:

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
We had total loans held for investment of $209.7 billion, deposits of $208.8 billion and stockholders’ equity of $46.7 billion as of June 30, 2015, compared to total loans held for investment of $208.3 billion, deposits of $205.5 billion and stockholders’ equity of $45.1 billion as of December 31, 2014.
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

Recent Acquisitions and Dispositions
We regularly explore and evaluate opportunities to acquire financial services companies and financial assets, including credit card and other loan portfolios, and enter into strategic partnerships as part of our growth strategy. We also explore opportunities to acquire digital companies and related assets to improve our information technology infrastructure and to deliver on our digital strategy. We also regularly consider the potential disposition of certain assets, branches, partnership agreements or lines of business. We may issue equity or debt in connection with acquisitions, including public offerings, to fund such acquisitions. We did not have any significant acquisitions or dispositions in 2014 or the first six months of 2015.

2	Capital One Financial Corporation (COF)

SUMMARY OF SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data from our results of operations for the second quarter and first six months of 2015 and 2014, and selected comparative balance sheet data as of June 30, 2015 and December 31, 2014. We also provide selected key metrics we use in evaluating our performance. Certain prior period amounts have been recast to conform to the current period presentation.
Table 1: Consolidated Financial Highlights (Unaudited)(1)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2015	2014	Change	2015	2014	Change
Income statement
Net interest income	$4,537	$4,315	5%	$9,113	$8,665	5%
Non-interest income	1,135	1,153	(2)	2,206	2,173	2
Total net revenue	5,672	5,468	4	11,319	10,838	4
Provision for credit losses	1,129	704	60	2,064	1,439	43
Non-interest expense:
Marketing	387	335	16	762	660	15
Amortization of intangibles	111	136	(18)	221	279	(21)
Operating expenses(2)	2,809	2,508	12	5,373	4,972	8
Total non-interest expense	3,307	2,979	11	6,356	5,911	8
Income from continuing operations before income taxes	1,236	1,785	(31)	2,899	3,488	(17)
Income tax provision	384	581	(34)	913	1,160	(21)
Income from continuing operations, net of tax	852	1,204	(29)	1,986	2,328	(15)
Income (loss) from discontinued operations, net of tax	11	(10)	**	30	20	50
Net income	863	1,194	(28)	2,016	2,348	(14)
Dividends and undistributed earnings allocated to participating securities	(4)	(4)	—	(10)	(9)	11
Preferred stock dividends	(29)	(13)	123	(61)	(26)	135
Net income available to common stockholders	$830	$1,177	(29)	$1,945	$2,313	(16)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$1.50	$2.09	(28)%	$3.49	$4.03	(13)%
Income (loss) from discontinued operations	0.02	(0.02)	**	0.06	0.03	100
Net income per basic common share	$1.52	$2.07	(27)	$3.55	$4.06	(13)
Diluted earnings per common share:
Net income from continuing operations	$1.48	$2.06	(28)	$3.45	$3.97	(13)
Income (loss) from discontinued operations	0.02	(0.02)	**	0.06	0.03	100
Net income per diluted common share	$1.50	$2.04	(26)	$3.51	$4.00	(12)
Weighted-average common shares outstanding (in millions):
Basic	545.6	567.5	(4)	548.0	569.2	(4)
Diluted	552.0	577.6	(4)	554.7	578.9	(4)
Common shares outstanding (period end, in millions)	542.5	561.8	(3)	542.5	561.8	(3)
Dividends paid per common share	$0.40	$0.30	33	$0.70	$0.60	17
Tangible book value per common share (period end)	52.74	47.90	10	52.74	47.90	10
Balance sheet (average balances)
Loans held for investment	$206,337	$194,996	6%	$205,768	$194,362	6%
Interest-earning assets	276,585	263,570	5	277,501	263,119	5
Total assets	307,206	294,089	4	308,295	293,798	5
Interest-bearing deposits	183,946	182,053	1	183,475	182,431	1
Total deposits	209,143	206,315	1	208,501	206,080	1
Borrowings	41,650	35,658	17	43,854	35,817	22
Common equity	44,878	42,797	5	44,727	42,408	5
Total stockholders’ equity	47,255	43,767	8	46,828	43,320	8

3	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2015	2014	Change		2015	2014	Change
Selected performance metrics
Purchase volume(3)	$68,559	$56,358	22%		$125,942	$103,792	21%
Total net revenue margin(4)	8.20%	8.30%	(10	)bps	8.16%	8.24%	(8	)bps
Net interest margin(5)	6.56	6.55	1		6.57	6.59	(2)
Return on average assets	1.11	1.64	(53)		1.29	1.58	(29)
Return on average tangible assets(6)	1.17	1.73	(56)		1.36	1.67	(31)
Return on average common equity(7)	7.30	11.09	(379)		8.56	10.81	(225)
Return on average tangible common equity(8)	11.06	17.47	(641)		13.01	17.15	(414)
Equity-to-assets ratio	15.38	14.88	50		15.19	14.74	45
Non-interest expense as a percentage of average loans held for investment(9)	6.41	6.11	30		6.18	6.08	10
Efficiency ratio(10)	58.30	54.48	382		56.15	54.54	161
Effective income tax rate from continuing operations	31.1	32.5	(140)		31.5	33.3	(180)
Net charge-offs	$846	$812	4%		$1,727	$1,743	(1)%
Net charge-off rate(11)	1.64%	1.67%	(3	)bps	1.68%	1.79%	(11	)bps
Net charge-off rate (excluding Acquired Loans)(12)	1.83	1.93	(10)		1.88	2.08	(20)

(Dollars in millions, except as noted)	June 30, 2015	December 31, 2014	Change
Balance sheet (period end)
Loans held for investment	$209,705	$208,316	1%
Interest-earning assets	280,137	277,849	1
Total assets	310,510	308,167	1
Interest-bearing deposits	183,657	180,467	2
Total deposits	208,780	205,548	2
Borrowings	45,766	48,457	(6)
Common equity	43,849	43,231	1
Total stockholders’ equity	46,659	45,053	4
Credit quality metrics (period end)
Allowance for loan and lease losses	$4,676	$4,383	7%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	2.23%	2.10%	13	bps
Allowance as a percentage of loans held for investment (excluding Acquired Loans)(12)	2.46	2.36	10
30+ day performing delinquency rate	2.33	2.62	(29)
30+ day performing delinquency rate (excluding Acquired Loans)(12)	2.59	2.95	(36)
30+ day delinquency rate	2.65	2.91	(26)
30+ day delinquency rate (excluding Acquired Loans)(12)	2.94	3.28	(34)
Capital ratios
Common equity Tier 1 capital ratio	12.1%	12.5%	(40	)bps
Tier 1 risk-based capital ratio	13.3	13.2	10
Total risk-based capital ratio	15.1	15.1	—
Tier 1 leverage ratio	11.1	10.8	30
Tangible common equity ratio(13)	9.7	9.5	20
Supplementary leverage ratio(14)	9.6	N/A	**
Others
Employees (in thousands), period end	47.5	46.0	3%
__________

**	Change is not meaningful.

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

(2)
Includes acquisition-related costs of $8 million and $15 million in the second quarter and first six months of 2015, respectively, and $18 million and $41 million in the second quarter and first six months of 2014, respectively. Acquisition-related costs include transaction costs, legal and other professional or consulting fees, restructuring costs, and integration expense.

(3)
Consists of credit card purchase transactions, net of returns, for the period for both loans classified as held for investment and loans classified as held for sale. Excludes cash advance and balance transfer transactions.

(4)	Calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.

(5)	Calculated based on annualized net interest income for the period divided by average interest-earning assets for the period.

4	Capital One Financial Corporation (COF)

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

(9)	Calculated based on annualized non-interest expense for the period divided by average loans held for investment for the period.

(10)	Calculated based on non-interest expense for the period divided by total net revenue for the period.

(11)	Calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

(12)	Calculation of ratio adjusted to exclude Acquired Loans. See “MD&A—Glossary and Acronyms” for the definition of Acquired Loans.

(13)
The tangible common equity (“TCE”) ratio is a non-GAAP measure calculated as TCE divided by tangible assets. See “MD&A—Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures” for the calculation of this measure and reconciliation to the comparative GAAP measure.

(14)
Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure. See “MD&A—Capital Management” for additional information.

EXECUTIVE SUMMARY AND BUSINESS OUTLOOK
We reported net income of $863 million ($1.50 per diluted common share) on total net revenue of $5.7 billion and net income of $2.0 billion ($3.51 per diluted common share) on total net revenue of $11.3 billion for the second quarter and first six months of 2015, respectively. In comparison, we reported net income of $1.2 billion ($2.04 per diluted common share) on total net revenue of $5.5 billion and net income of $2.3 billion ($4.00 per diluted common share) on total net revenue of $10.8 billion for the second quarter and first six months of 2014, respectively.
Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, including transition provisions, was 12.1% and 12.5% as of June 30, 2015 and December 31, 2014, respectively. We formally entered parallel run for Basel III Advanced Approaches on January 1, 2015. See “Capital Management” below for additional information.
On March 11, 2015, we announced that our Board of Directors authorized the repurchase of up to $3.125 billion of shares of our common stock (the “2015 Stock Repurchase Program”). Through the end of the second quarter of 2015, we repurchased approximately $625 million of common stock and expect to complete the 2015 Stock Repurchase Program by the end of the second quarter of 2016. See “Capital Management” below for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2015. These highlights are generally based on a comparison between the results of the second quarter and first six months of 2015 and 2014, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2015, compared to our financial condition and credit performance as of December 31, 2014. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary and Business Outlook.”
Total Company

•
Earnings: Our net income decreased by $331 million, or 28%, to $863 million in the second quarter of 2015, compared to the second quarter of 2014, and decreased by $332 million, or 14%, to $2.0 billion in the first six months of 2015, compared to the first six months of 2014. The decreases in net income from continuing operations were driven by (i) an increase in the provision for credit losses due to the change to an allowance build in the second quarter and first six months of 2015 from an allowance release in the second quarter and first six months of 2014; and (ii) an increase in non-interest expense driven by higher operating and marketing expenses associated with loan growth, and continued technology and infrastructure investments. We recorded restructuring charges of $157 million for severance and related benefits pursuant to our ongoing benefit programs, which included $147 million as a result of the realignment of our workforce, and a $78 million build in the U.K. Payment Protection Insurance customer refund reserve (“U.K. PPI Reserve”), reflecting our updated estimate of future complaint levels. These decreases were partially offset by (i) higher interest income due to growth in our credit card, auto and commercial loan portfolios partially offset by the planned run-off of our acquired home loan portfolio; and (ii) an increase in non-interest income primarily attributable to higher net interchange fees partially offset by lower customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business. The increase in net income from discontinued operations was primarily driven by a reduction in our mortgage representation and warranty reserve in the second quarter of 2015 resulting from favorable industry legal developments.

5	Capital One Financial Corporation (COF)

•
Loans Held for Investment: Period-end loans held for investment increased by $1.4 billion to $209.7 billion as of June 30, 2015 from December 31, 2014, primarily driven by loan growth in our credit card, auto and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and the expected seasonal paydowns in our credit card loan portfolio. Average loans held for investment increased by $11.3 billion to $206.3 billion in the second quarter of 2015, compared to the second quarter of 2014, and increased by $11.4 billion to $205.8 billion in the first six months of 2015, compared to the first six months of 2014, primarily due to continued growth in our credit card, auto and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 3 basis points to 1.64% in the second quarter of 2015, compared to the second quarter of 2014. Our net charge-off rate decreased by 11 basis points to 1.68%, in the first six months of 2015, compared to the first six months of 2014, primarily due to higher average loan balances. Net charge-off rates remained low compared to our historic trends due to economic improvement and portfolio seasoning in our credit card loan portfolio. Our 30+ day delinquency rate decreased by 26 basis points to 2.65% as of June 30, 2015, from 2.91% as of December 31, 2014, primarily due to seasonally lower delinquency inventories. We provide additional information on our credit quality metrics below under “Business Segment Financial Performance” and “Credit Risk Profile.”

•
Allowance for Loan and Lease Losses: Our allowance for loan and lease losses increased by $293 million to $4.7 billion as of June 30, 2015 from December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by continued loan growth in our domestic credit card and auto loan portfolios, higher loss expectations on recent auto loan originations as well as adverse market conditions impacting certain oil and gas portfolios and certain components of our transportation loan portfolio within our Commercial Banking business. These factors also contributed to a higher allowance coverage ratio, which increased by 13 basis points to 2.23% as of June 30, 2015 from December 31, 2014.

•
Representation and Warranty Reserve: The mortgage representation and warranty reserve decreased by $95 million, or 13%, to $636 million as of June 30, 2015 from December 31, 2014. The decrease in the representation and warranty reserve was primarily driven by settlements and favorable industry legal developments. We recorded a benefit for mortgage representation and warranty losses of $54 million (which includes a benefit of $8 million before taxes in continuing operations and a benefit of $46 million before taxes in discontinued operations) in the first six months of 2015.

Business Segment Financial Performance
Table 2 summarizes our business segment results, which we report based on revenue and income from continuing operations, net of tax, for the second quarter and first six months of 2015 and 2014. We provide information on the allocation methodologies used to derive our business segment results under “Note 19—Business Segments” in our 2014 Form 10-K. We also provide a reconciliation of our total business segment results to our consolidated generally accepted accounting principles in the United States of America (“U.S. GAAP”) results in “Note 13—Business Segments” of this Report.
Table 2: Business Segment Results

	Three Months Ended June 30,
	2015				2014
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$3,478	61%	$463	55%	$3,300	61%	$668	55%
Consumer Banking	1,640	29	291	34	1,601	29	334	28
Commercial Banking(3)	589	11	172	20	545	10	171	14
Other(4)	(35)	(1)	(74)	(9)	22	—	31	3
Total from continuing operations	$5,672	100%	$852	100%	$5,468	100%	$1,204	100%

6	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2015				2014
	Total Net Revenue(1)		Net Income (Loss)(2)		Total Net Revenue(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$6,960	61%	$1,131	57%	$6,610	61%	$1,336	57%
Consumer Banking	3,232	29	557	28	3,184	29	664	29
Commercial Banking(3)	1,164	10	327	16	1,053	10	308	13
Other(4)	(37)	—	(29)	(1)	(9)	—	20	1
Total from continuing operations	$11,319	100%	$1,986	100%	$10,838	100%	$2,328	100%
__________

(1)	Total net revenue consists of net interest income and non-interest income.

(2)	Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.

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

(4)
Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, unallocated corporate expense that do not directly support the operations of the business segments and other items as described in “Note 19—Business Segments” in our 2014 Form 10-K.

Credit Card: Our Credit Card business generated net income from continuing operations of $463 million and $1.1 billion in the second quarter and first six months of 2015, respectively, compared to net income from continuing operations of $668 million and $1.3 billion in the second quarter and first six months of 2014, respectively. The decrease in net income was due to a higher provision for credit losses and higher non-interest expense, which were partially offset by (i) higher net interest income primarily driven by loan growth; and (ii) higher non-interest income attributable to an increase in net interchange fees partially offset by lower customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business. Period-end loans held for investment in our Credit Card business increased by $1.3 billion to $87.2 billion as of June 30, 2015 from December 31, 2014, primarily due to loan growth in the Domestic Card business, partially offset by expected seasonal paydowns.
Consumer Banking: Our Consumer Banking business generated net income from continuing operations of $291 million and $557 million in the second quarter and first six months of 2015, respectively, compared to net income from continuing operations of $334 million and $664 million in the second quarter and first six months of 2014, respectively. The decrease in net income was primarily attributable to a higher provision for credit losses due to an allowance build and higher net charge-offs in our auto loan portfolio, as well as higher non-interest expense largely driven by increases in technology and infrastructure spending in our retail banking business and operating expenses due to growth in our auto loan portfolio. The decrease was partially offset by higher net interest income generated by growth in our auto loan portfolio partially offset by the planned run-off of the acquired home loan portfolio. Period-end loans held for investment in our Consumer Banking business decreased by $263 million to $71.2 billion as of June 30, 2015 from December 31, 2014, primarily due to the planned run-off of our acquired home loan portfolio, partially offset by the growth in the auto loan portfolio.
Commercial Banking: Our Commercial Banking business generated net income from continuing operations of $172 million and $327 million in the second quarter and first six months of 2015, respectively, compared to net income from continuing operations of $171 million and $308 million in the second quarter and first six months of 2014, respectively. The increase in net income was primarily due to higher net revenue driven by an increase in our average commercial loan portfolio, as well as increased fee-based services and products, partially offset by a larger provision for credit losses. Period-end loans held for investment in our Commercial Banking business increased by $341 million to $51.2 billion as of June 30, 2015 from December 31, 2014, driven by loan growth in the commercial and industrial and commercial and multifamily real estate businesses.

7	Capital One Financial Corporation (COF)

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
Total Company Expectations
We delivered attractive risk-adjusted returns in the second quarter of 2015, highlighted by strong growth in our Domestic Card business. We expect the full-year 2015 efficiency ratio to be around 55%, excluding non-recurring items. We do not expect much improvement in the full-year 2016 efficiency ratio relative to 2015. Over the near-term, we believe we are positioned to deliver financial results that we expect will reflect strong revenue growth driven by growth in loans, partially offset by the planned run-off of the acquired home loan portfolio, pre-provision earnings growth more or less in line with revenue growth, higher provision for credit losses putting downward pressure on net income, and significant capital distribution, subject to regulatory approval, with share repurchases reducing share count and aiding earnings per share.
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
Business Segment Expectations
Credit Card: In our Domestic Card business, we expect the quarterly charge-off rates to be around 3% at the third quarter seasonal low point. Longer term, as new loan balances season, we expect this growth to put upward pressure on the charge-off rate. We expect growth to drive the quarterly charge-off rate into the mid-to-high three percent range in the fourth quarter and higher from there in 2016. In addition, we expect loan growth and our expectation for rising charge-off rates to drive allowance additions going forward.
Consumer Banking: In our Consumer Banking business, we expect persistently low interest rates will continue to pressure returns in our deposit businesses, even if rates begin to rise in 2015. We expect planned run-off in our acquired home loan portfolio. We expect slower auto loan growth and revenue margin compression in our auto business. We expect all of these factors to have a negative impact on our revenues and efficiency ratio in the second half of 2015 and in 2016.
Commercial Banking: Growth in our Commercial Banking business is slowing compared to prior periods because of actions we are taking in response to market conditions.

8	Capital One Financial Corporation (COF)

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

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2015 and 2014. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary and Business Outlook” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 3 below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned, interest expense incurred, average yield and rate for the second quarter and first six months of 2015 and 2014.
Table 3: Average Balances, Net Interest Income and Net Interest Margin(1)

	Three Months Ended June 30,
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$76,088	$2,648	13.92%	$69,366	$2,419	13.95%
International credit card	7,977	285	14.29	7,621	318	16.69
Total credit card	84,065	2,933	13.96	76,987	2,737	14.22
Consumer banking	71,618	1,122	6.27	71,049	1,103	6.21
Commercial banking	51,549	419	3.25	47,152	412	3.50
Other	103	57	221.36	134	27	80.60
Total loans, including loans held for sale	207,335	4,531	8.74	195,322	4,279	8.76
Investment securities	63,771	382	2.40	62,518	409	2.62
Cash equivalents and other interest-earning assets	5,479	24	1.75	5,730	24	1.68
Total interest-earning assets	$276,585	$4,937	7.14	$263,570	$4,712	7.15
Cash and due from banks	2,839			2,871
Allowance for loan and lease losses	(4,412)			(4,099)
Premises and equipment, net	3,714			3,808
Other assets	28,480			27,939
Total assets	$307,206			$294,089
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$183,946	$272	0.59	$182,053	$272	0.60
Securitized debt obligations	13,219	36	1.09	10,731	39	1.45
Senior and subordinated notes	20,336	80	1.57	16,004	78	1.95
Other borrowings and liabilities	8,857	12	0.54	8,923	8	0.36
Total interest-bearing liabilities	$226,358	$400	0.71	$217,711	$397	0.73
Non-interest bearing deposits	25,197			24,262
Other liabilities	8,396			8,349
Total liabilities	259,951			250,322
Stockholders’ equity	47,255			43,767
Total liabilities and stockholders’ equity	$307,206			$294,089
Net interest income/spread		$4,537	6.43		$4,315	6.42
Impact of non-interest bearing funding			0.13			0.13
Net interest margin			6.56%			6.55%

10	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2015			2014
(Dollars in millions)	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate	Average Balance	Interest Income/ Expense(2)(3)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Credit card:
Domestic credit card	$75,484	$5,308	14.06%	$69,582	$4,896	14.07%
International credit card	7,895	576	14.59	7,655	638	16.67
Total credit card	83,379	5,884	14.11	77,237	5,534	14.33
Consumer banking	71,607	2,241	6.26	70,943	2,197	6.19
Commercial banking	51,505	834	3.24	46,361	807	3.48
Other	107	112	209.35	133	48	72.18
Total loans, including loans held for sale	206,598	9,071	8.78	194,674	8,586	8.82
Investment securities	63,477	788	2.48	62,322	825	2.65
Cash equivalents and other interest-earning assets	7,426	52	1.40	6,123	54	1.76
Total interest-earning assets	$277,501	$9,911	7.14	$263,119	$9,465	7.19
Cash and due from banks	2,965			2,849
Allowance for loan and lease losses	(4,391)			(4,202)
Premises and equipment, net	3,708			3,823
Other assets	28,512			28,209
Total assets	$308,295			$293,798
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits	$183,475	$543	0.59	$182,431	$548	0.60
Securitized debt obligations	12,396	69	1.11	10,576	77	1.46
Senior and subordinated notes	20,465	159	1.55	15,088	155	2.05
Other borrowings and liabilities	11,771	27	0.46	10,153	20	0.39
Total interest-bearing liabilities	$228,107	$798	0.70	$218,248	$800	0.73
Non-interest bearing deposits	25,026			23,649
Other liabilities	8,334			8,581
Total liabilities	261,467			250,478
Stockholders’ equity	46,828			43,320
Total liabilities and stockholders’ equity	$308,295			$293,798
Net interest income/spread		$9,113	6.44		$8,665	6.46
Impact of non-interest bearing funding			0.13			0.13
Net interest margin			6.57%			6.59%
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

(2)
Past due fees included in interest income totaled approximately $344 million and $697 million in the second quarter and first six months of 2015, respectively, and $336 million and $695 million in the second quarter and first six months of 2014, respectively.

(3)	Interest income and interest expense and the calculation of average yields on interest-earning assets and average rates on interest-bearing liabilities include the impact of hedge accounting.
Net interest income increased by $222 million to $4.5 billion in the second quarter of 2015 compared to the second quarter of 2014, and increased by $448 million to $9.1 billion in the first six months of 2015 compared to the first six months of 2014. These increases were primarily driven by growth in our credit card, auto and commercial loan portfolios. Net interest margin increased by 1 basis point to 6.56% in the second quarter of 2015 compared to the second quarter of 2014 and decreased by 2 basis points to 6.57% in the first six months of 2015 compared to the first six months of 2014. The relatively consistent net interest margin reflected the shift in the mix of our loan portfolio to higher yielding credit card and auto loans as a result of continued loan growth

11	Capital One Financial Corporation (COF)

and the planned run-off of the acquired home loan portfolio, as well as lower wholesale funding costs; offset by the impact of declining yields in our auto, international credit card and investment securities portfolios. The lower yield in the international credit card loan portfolio reflected the impact from the build in the U.K. PPI Reserve in the second quarter of 2015, contributing to a decline of 2 basis points and 1 basis point in the net interest margin for the second quarter of 2015 and the first six months of 2015, respectively.
Table 4 displays the change in our net interest income between periods and the extent to which the variance is attributable to: (i) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (ii) changes in the interest rates related to these assets and liabilities.
Table 4: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$196	$247	$(51)	$350	$433	$(83)
Consumer banking	19	9	10	44	21	23
Commercial banking	7	35	(28)	27	83	(56)
Other	30	(6)	36	64	(9)	73
Total loans, including loans held for sale	252	285	(33)	485	528	(43)
Investment securities	(27)	8	(35)	(37)	14	(51)
Cash equivalents and other interest-earning assets	—	(1)	1	(2)	9	(11)
Total interest income	225	292	(67)	446	551	(105)
Interest expense:
Deposits	—	3	(3)	(5)	3	(8)
Securitized debt obligations	(3)	7	(10)	(8)	10	(18)
Senior and subordinated notes	2	17	(15)	4	42	(38)
Other borrowings and liabilities	4	—	4	7	3	4
Total interest expense	3	27	(24)	(2)	58	(60)
Net interest income	$222	$265	$(43)	$448	$493	$(45)
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

Non-Interest Income
Non-interest income primarily consists of interchange income net of rewards expense, service charges and other customer-related fees, and other non-interest income. Other non-interest income includes the pre-tax net benefit for mortgage representation and warranty losses related to continuing operations, gains and losses from the sale of investment securities, gains and losses on derivatives not accounted for in hedge accounting relationships, and hedge ineffectiveness, which we generally do not allocate to our business segments because they relate to centralized asset/liability and market risk management activities undertaken by our Corporate Treasury group.

12	Capital One Financial Corporation (COF)

Table 5 displays the components of non-interest income for the second quarter and first six months of 2015 and 2014.
Table 5: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Service charges and other customer-related fees	$429	$460	$866	$934
Interchange fees, net	567	535	1,063	975
Net other-than-temporary impairment recognized in earnings	(7)	(1)	(22)	(6)
Other non-interest income:
Benefit for mortgage representation and warranty losses(1)	9	29	8	15
Net (losses) gains from the sale of investment securities	(1)	(1)	1	12
Net fair value gains on free-standing derivatives	12	13	22	26
Other	126	118	268	217
Total other non-interest income	146	159	299	270
Total non-interest income	$1,135	$1,153	$2,206	$2,173
__________

(1)
Represents the benefit for mortgage representation and warranty losses recorded in continuing operations. For the total impact to the net benefit for mortgage representation and warranty losses, including the portion recognized in our consolidated statements of income as a component of discontinued operations, see “MD&A—Consolidated Balance Sheets Analysis—Table 14: Changes in Representation and Warranty Reserve.”

Non-interest income decreased by $18 million to $1.1 billion in the second quarter of 2015 as compared to the second quarter of 2014, and increased by $33 million to $2.2 billion in the first six months of 2015 as compared to the first six months of 2014. The main drivers for the changes include an increase in net interchange fees due to strong purchase volume in our Credit Card business and a decrease in customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for loan and lease losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $1.1 billion and $2.1 billion in the second quarter and first six months of 2015, respectively, compared to $704 million and $1.4 billion in the second quarter and first six months of 2014, respectively. The provision for credit losses as a percentage of net interest income was 24.9% and 22.6% in the second quarter and first six months of 2015, respectively, compared to 16.3% and 16.6% in the second quarter and first six months of 2014, respectively.
The increases in the provision for credit losses of $425 million and $625 million in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014, respectively, were primarily due to (i) an allowance build in our credit card loan portfolio in 2015 due to continued loan growth, as compared to an allowance release in 2014 due to improved credit outlook and delinquency inventories; (ii) a larger allowance build and higher net charge-offs in our auto loan portfolio primarily due to continued loan growth and higher loss expectations on recent originations; and (iii) a larger allowance build in our commercial loan portfolio resulting from adverse market conditions impacting certain oil and gas portfolios and certain component of our transportation loan portfolio.
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

13	Capital One Financial Corporation (COF)

Table 6 displays the components of non-interest expense for the second quarter and first six months of 2015 and 2014.
Table 6: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Salaries and associate benefits	$1,360	$1,125	$2,571	$2,286
Occupancy and equipment	439	447	874	852
Marketing	387	335	762	660
Professional services	334	296	630	583
Communications and data processing	208	203	410	399
Amortization of intangibles	111	136	221	279
Other non-interest expense:
Collections	86	98	170	197
Fraud losses	74	57	141	130
Bankcard, regulatory and other fee assessments	108	114	217	227
Other	200	168	360	298
Other non-interest expense	468	437	888	852
Total non-interest expense	$3,307	$2,979	$6,356	$5,911
Non-interest expense increased by $328 million to $3.3 billion in the second quarter of 2015 as compared to the second quarter of 2014, and increased by $445 million to $6.4 billion in the first six months of 2015 as compared to the first six months of 2014, primarily due to (i) increased restructuring charges for severance and related benefits pursuant to our ongoing benefit programs and a build in the U.K. PPI Reserve; (ii) continued technology and infrastructure investments; and (iii) higher marketing expense in our Credit Card business and operating expenses related to growth in our credit card, auto and commercial loan portfolios. These increases were partially offset by a decline in the amortization of intangibles.
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations reflects ongoing costs, which primarily consist of mortgage loan repurchase representation and warranty charges, related to the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint Mortgage Funding, Inc. (“GreenPoint”), which was closed in 2007. Income from discontinued operations, net of tax, was $11 million and $30 million in the second quarter and first six months of 2015, respectively, compared to a loss of $10 million and income of $20 million in the second quarter and first six months of 2014, respectively. We recorded a benefit net of tax for mortgage representation and warranty reserve of $17 million ($27 million before tax) and $29 million ($46 million before tax) in the second quarter and first six months of 2015, respectively, compared to a provision net of tax of $7 million ($11 million before tax) and a benefit net of tax of $23 million ($36 million before tax) in the second quarter and first six months of 2014, respectively.
We provide additional information on the net provision for mortgage representation and warranty losses and the related reserve for representation and warranty claims in “Consolidated Balance Sheets Analysis—Mortgage Representation and Warranty Reserve” and “Note 14—Commitments, Contingencies, Guarantees and Others.”
Income Taxes
We recorded income tax provisions of $384 million (31.1% effective income tax rate) and $913 million (31.5% effective income tax rate) in the second quarter and first six months of 2015, respectively, compared to the income tax provision of $581 million (32.5% effective income tax rate) and $1.2 billion (33.3% effective income tax rate) in the second quarter and first six months of 2014, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to fluctuations in our pre-tax earnings, which affects the relative tax benefit of tax-exempt income, tax credits and other permanent tax items.
The decrease in our effective income tax rate in the second quarter and first six months of 2015, from the second quarter and first six months of 2014, was primarily due to a reduction in pre-tax earnings and higher discrete tax benefits, partially offset by reduced rate benefits from foreign operations. We recorded net discrete tax benefits of $8 million and $5 million in the second quarter and first six months of 2015, respectively. In comparison, we recorded a net discrete expense of $1 million and $28 million the second quarter and first six months of 2014, respectively. Our effective income tax rate, excluding the impact of discrete tax items discussed

14	Capital One Financial Corporation (COF)

above, was 31.7% in both the second quarter and first six months of 2015, and 32.5% in both the second quarter and first six months of 2014.
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
Below we summarize our business segment results for the second quarter and first six months of 2015 and 2014 and provide a comparative discussion of these results. We also discuss changes in our financial condition and credit performance statistics as of June 30, 2015, compared to December 31, 2014. We provide a reconciliation of our total business segment results to our reported consolidated results in “Note 13—Business Segments.” Additionally, we provide information on the outlook for each of our business segments as described above under “Executive Summary and Business Outlook.”
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
Our Credit Card business generated net income from continuing operations of $463 million and $1.1 billion in the second quarter and first six months of 2015, respectively, and $668 million and $1.3 billion in the second quarter and first six months of 2014, respectively.

15	Capital One Financial Corporation (COF)

Table 7 summarizes the financial results of our Credit Card business, which is comprised of Domestic Card and International Card, and displays selected key metrics for the periods indicated.
Table 7: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$2,633	$2,461	7%		$5,299	$4,986	6%
Non-interest income	845	839	1		1,661	1,624	2
Total net revenue(1)	3,478	3,300	5		6,960	6,610	5
Provision for credit losses	895	549	63		1,564	1,107	41
Non-interest expense	1,857	1,719	8		3,633	3,445	5
Income from continuing operations before income taxes	726	1,032	(30)		1,763	2,058	(14)
Income tax provision	263	364	(28)		632	722	(12)
Income from continuing operations, net of tax	$463	$668	(31)		$1,131	$1,336	(15)
Selected performance metrics:
Average loans held for investment(2)	$83,901	$76,997	9		$83,244	$77,248	8
Average yield on loans held for investment(3)	13.98%	14.22%	(24	)bps	14.14%	14.33%	(19	)bps
Total net revenue margin(4)	16.58	17.14	(56)		16.72	17.11	(39)
Net charge-offs	$703	$685	3%		$1,422	$1,465	(3)%
Net charge-off rate	3.35%	3.56%	(21	)bps	3.42%	3.79%	(37	)bps
Card loan premium amortization and other intangible accretion(5)	$7	$31	(77)%		$18	$68	(74)%
Purchased credit card relationship (“PCCR”) intangible amortization	80	94	(15)		164	192	(15)
Purchase volume(6)	68,559	56,358	22		125,942	103,792	21

(Dollars in millions)	June 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$87,203	$85,876	2%
30+ day performing delinquency rate	2.82%	3.24%	(42	)bps
30+ day delinquency rate	2.88	3.30	(42)
Nonperforming loan rate	0.08	0.08	—
Allowance for loan and lease losses	$3,324	$3,204	4%
Allowance coverage ratio(7)	3.81%	3.73%	8	bps
__________

(1)
We recognize billed finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and estimate the uncollectible amount on a quarterly basis. The estimated uncollectible amount of billed finance charges and fees is reflected as a reduction in revenue and is not included in our net charge-offs. Total net revenue was reduced by $168 million and $315 million in the second quarter and first six months of 2015, respectively, and by $153 million and $316 million in the second quarter and first six months of 2014, respectively, for the estimated uncollectible amount of billed finance charges and fees. The finance charge and fee reserve totaled $198 million and $216 million as of June 30, 2015 and December 31, 2014, respectively.

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

(7)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

16	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2015, compared to the second quarter and first six months of 2014, and changes in financial condition and credit performance between June 30, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income increased by $172 million to $2.6 billion in the second quarter of 2015, and increased by $313 million, to $5.3 billion in the first six months of 2015. The increases in net interest income were primarily driven by loan growth in our Credit Card business.

•
Non-Interest Income: Non-interest income increased by $6 million to $845 million in the second quarter of 2015, and increased by $37 million to $1.7 billion in the first six months of 2015. The increases were primarily attributable to an increase in net interchange fees driven by higher purchase volume, partially offset by a decline in customer-related fees primarily due to the continued run-off of our payment protection products in our Domestic Card business.

•
Provision for Credit Losses: The provision for credit losses increased by $346 million to $895 million in the second quarter of 2015, and increased by $457 million to $1.6 billion in the first six months of 2015. The increases were primarily driven by a build in the allowance for loan and lease losses in our Domestic Card business in 2015 due to the impact of continued loan growth, as compared to an allowance release in 2014 as a result of improved credit outlook and delinquency inventories.

•
Non-Interest Expense: Non-interest expense increased by $138 million to $1.9 billion in the second quarter of 2015, and increased by $188 million to $3.6 billion in the first six months of 2015. These increases were due to higher marketing expenses and operating expenses associated with loan growth, and a build in our U.K. PPI Reserve in the second quarter of 2015, partially offset by lower intangibles amortization expense.

•
Loans Held for Investment: Period-end loans held for investment increased by $1.3 billion to $87.2 billion as of June 30, 2015 from December 31, 2014, primarily due to growth in the Domestic Card business, partially offset by expected seasonal paydowns. Average loans held for investment increased by $6.9 billion to $83.9 billion in the second quarter of 2015 compared to the second quarter of 2014, and increased by $6.0 billion to $83.2 billion in the first six months of 2015 compared to the first six months of 2014, primarily due to loan growth in the Credit Card business.

•
Net Charge-off and Delinquency Statistics: Our net charge-off rate decreased by 21 basis points to 3.35% in the second quarter of 2015 compared to the second quarter of 2014, and decreased by 37 basis points to 3.42% in the first six months of 2015 compared to the first six months of 2014. The decreases in net charge-off rate were primarily due to higher average loan balances and the continued economic improvement. The 30+ day delinquency rate decreased by 42 basis points to 2.88% as of June 30, 2015 from December 31, 2014 due to seasonally lower delinquency inventories.

Domestic Card Business
Domestic Card generated net income from continuing operations of $458 million and $1.1 billion in the second quarter and first six months of 2015, respectively, compared to net income from continuing operations of $607 million and $1.2 billion in the second quarter and first six months of 2014, respectively. Domestic Card accounted for 92% and 91% of total net revenues of our Credit Card business in the second quarter and first six months of 2015, respectively, compared to 90% in both the second quarter and first six months of 2014. Income attributable to Domestic Card represented 99% and 95% of net income for our Credit Card business in the second quarter and first six months of 2015, respectively, compared to 91% and 90% in the second quarter and first six months of 2014, respectively.

17	Capital One Financial Corporation (COF)

Table 7.1 summarizes the financial results for Domestic Card and displays selected key metrics for the periods indicated.
Table 7.1: Domestic Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$2,395	$2,193	9%		$4,816	$4,448	8%
Non-interest income	796	768	4		1,539	1,470	5
Total net revenue(1)	3,191	2,961	8		6,355	5,918	7
Provision for credit losses	853	504	69		1,463	990	48
Non-interest expense	1,621	1,513	7		3,201	3,058	5
Income from continuing operations before income taxes	717	944	(24)		1,691	1,870	(10)
Income tax provision	259	337	(23)		612	668	(8)
Income from continuing operations, net of tax	$458	$607	(25)		$1,079	$1,202	(10)
Selected performance metrics:
Average loans held for investment(2)	$75,924	$69,376	9		$75,349	$69,592	8
Average yield on loans held for investment(3)	13.95%	13.95%	—		14.09%	14.07%	2	bps
Total net revenue margin(4)	16.81	17.07	(26	)bps	16.87	17.01	(14)
Net charge-offs	$650	$610	7%		$1,314	$1,310	—
Net charge-off rate	3.42%	3.52%	(10	)bps	3.49%	3.77%	(28	)bps
Card loan premium amortization and other intangible accretion(5)	$7	$31	(77)%		$18	$68	(74)%
PCCR intangible amortization	80	94	(15)		164	192	(15)
Purchase volume(6)	62,198	52,653	18		114,223	96,792	18

(Dollars in millions)	June 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(2)	$78,984	$77,704	2%
30+ day delinquency rate	2.84%	3.27%	(43	)bps
Allowance for loan and lease losses	$3,018	$2,878	5%
Allowance coverage ratio(7)	3.82%	3.70%	12	bps
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

(3)
Calculated by dividing annualized interest income for the period by average loans held for investment during the period for the specified loan category. Interest income includes interest income on loans held for sale and excludes various allocations including funds transfer pricing that assigns certain balance sheet assets, deposits and other liabilities and their related revenue and expenses attributable to each business segment.

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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results discussed above are similar to the key factors affecting our total Credit Card business. The primary driver of the decreases in net income for our Domestic Card business in the second quarter and first six months of 2015, compared to the second quarter and first six months of 2014, was continued loan growth, which drove a higher provision for credit losses largely due to a build in the allowance for loan and lease losses, as well as higher marketing and operating expenses that were partially offset by higher revenue also driven by loan growth.

18	Capital One Financial Corporation (COF)

International Card Business
International Card generated net income from continuing operations of $5 million and $52 million in the second quarter and first six months of 2015, respectively, compared to net income from continuing operations of $61 million and $134 million in the second quarter and first six months of 2014, respectively. The decreases were primarily due to (i) a build in our U.K. PPI Reserve in the second quarter of 2015, which resulted in a reduction to our net revenue and increased non-interest expense; and (ii) the impact of foreign exchange rates driven by the strengthening of the U.S. dollar in the first six months of 2015.
Table 7.2 summarizes the financial results for International Card and displays selected key metrics for the periods indicated.
Table 7.2: International Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$238	$268	(11)%		$483	$538	(10)%
Non-interest income	49	71	(31)		122	154	(21)
Total net revenue	287	339	(15)		605	692	(13)
Provision for credit losses	42	45	(7)		101	117	(14)
Non-interest expense	236	206	15		432	387	12
Income from continuing operations before income taxes	9	88	(90)		72	188	(62)
Income tax provision	4	27	(85)		20	54	(63)
Income from continuing operations, net of tax	$5	$61	(92)		$52	$134	(61)
Selected performance metrics:
Average loans held for investment(1)	$7,977	$7,621	5		$7,895	$7,656	3
Average yield on loans held for investment(2)	14.29%	16.74%	(245	)bps	14.60%	16.69%	(209	)bps
Total net revenue margin(3)	14.36	17.76	(340)		15.33	18.07	(274)
Net charge-offs	$53	$75	(29)%		$108	$155	(30)%
Net charge-off rate	2.65%	3.93%	(128	)bps	2.73%	4.05%	(132	)bps
Purchase volume(4)	$6,361	$3,705	72%		$11,719	$7,000	67%

(Dollars in millions)	June 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment(1)	$8,219	$8,172	1%
30+ day performing delinquency rate	2.65%	2.94%	(29	)bps
30+ day delinquency rate	3.29	3.60	(31)
Nonperforming loan rate	0.83	0.86	(3)
Allowance for loan and lease losses	$306	$326	(6)%
Allowance coverage ratio(5)	3.71%	3.99%	(28	)bps
__________

(1)	Period-end loans held for investment and average loans held for investment include accrued finance charges and fees, net of the estimated uncollectible amount.

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
Our Consumer Banking business generated net income from continuing operations of $291 million and $557 million in the second quarter and first six months of 2015, respectively, and $334 million and $664 million in the second quarter and first six months of 2014, respectively.
Table 8 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 8: Consumer Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$1,444	$1,431	1%		$2,878	$2,864	—
Non-interest income	196	170	15		354	320	11
Total net revenue	1,640	1,601	2		3,232	3,184	2
Provision for credit losses	185	143	29		391	283	38
Non-interest expense	998	938	6		1,968	1,868	5
Income from continuing operations before income taxes	457	520	(12)		873	1,033	(15)
Income tax provision	166	186	(11)		316	369	(14)
Income from continuing operations, net of tax	$291	$334	(13)		$557	$664	(16)
Selected performance metrics:
Average loans held for investment:(1)
Auto	$39,546	$33,972	16		$38,970	$33,184	17
Home loan	28,251	33,299	(15)		28,869	33,969	(15)
Retail banking	3,570	3,613	(1)		3,565	3,621	(2)
Total consumer banking	$71,367	$70,884	1		$71,404	$70,774	1
Average yield on loans held for investment(2)	6.27%	6.22%	5	bps	6.27%	6.20%	7	bps
Average deposits	$171,076	$169,694	1%		$170,339	$169,188	1%
Average deposit interest rate	0.57%	0.57%	—		0.57%	0.57%	—
Core deposit intangible amortization	$21	$28	(25)%		$43	$58	(26)%
Net charge-offs	136	122	11		295	270	9
Net charge-off rate	0.76%	0.69%	7	bps	0.83%	0.76%	7	bps
Net charge-off rate (excluding Acquired Loans)(3)	1.09	1.09	—		1.19	1.23	(4)
Auto loan originations	$5,433	$5,376	1%		$10,618	$10,103	5%

20	Capital One Financial Corporation (COF)

(Dollars in millions)	June 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(1)
Auto	$39,991	$37,824	6%
Home loan	27,595	30,035	(8)
Retail banking	3,590	3,580	—
Total consumer banking	$71,176	$71,439	—
30+ day performing delinquency rate	3.24%	3.60%	(36	)bps
30+ day performing delinquency rate (excluding Acquired Loans)(3)	4.57	5.34	(77)
30+ day delinquency rate	3.80	4.23	(43)
30+ day delinquency rate (excluding Acquired Loans)(3)	5.36	6.28	(92)
Nonperforming loans rate	0.70	0.77	(7)
Nonperforming loans rate (excluding Acquired Loans)(3)	1.00	1.14	(14)
Nonperforming asset rate(4)	0.98	1.06	(8)
Nonperforming asset rate (excluding Acquired Loans)(3)(4)	1.39	1.57	(18)
Allowance for loan and lease losses(5)	$875	$779	12%
Allowance coverage ratio(6)	1.23%	1.09%	14	bps
Deposits	$170,321	$168,078	1%
Loans serviced for others	7,042	6,701	5
__________

(1)
The period-end consumer banking loans held for investments includes Acquired Loans with carrying values of $20.8 billion and $23.3 billion as of June 30, 2015 and December 31, 2014, respectively. The average balance of consumer banking loans held for investment includes Acquired Loans of $21.3 billion and $26.2 billion in the second quarter of 2015 and 2014, respectively, and $21.9 billion and $26.8 billion in the first six months of 2015 and 2014, respectively.

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

(4)
Nonperforming assets consist of nonperforming loans, real estate owned (“REO”) and other foreclosed assets. The nonperforming asset rate is calculated based on nonperforming assets as of the end of the period divided by the sum of period-end loans held for investment, foreclosed properties and other foreclosed assets, and is adjusted to exclude the impact of acquired REOs.

(5)
Allowance for loan and lease losses does not include the reserve for unfunded lending commitments of $7 million as of both June 30, 2015 and December 31, 2014, which was recorded in other liabilities on our consolidated balance sheets.

(6)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.
Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2015, compared to the second quarter and first six months of 2014, and changes in financial condition and credit performance between June 30, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income remained relatively consistent at $1.4 billion in the second quarter of 2015 and $2.9 billion in the first six months of 2015 as compared to the second quarter and first six months of 2014, as the higher net interest income generated by the growth in our auto loan portfolio was almost completely offset by the lower net interest income from our home loan portfolio attributable to the planned run-off of the acquired portfolio, margin compression in auto loans and compression in deposit spreads in retail banking.

Consumer Banking loan yields increased by 5 basis points to 6.3% and increased by 7 basis points to 6.3% in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014. The increases were driven by changes in the product mix in Consumer Banking as a result of growth in our auto loan portfolio and the planned run-off of the acquired home loan portfolio. The increase in our auto loan portfolio in relation to our total consumer banking loan portfolio drove an increase in the total Consumer Banking yield, even as the average yield on auto loans decreased by 68 basis points to 8.1% and decreased by 70 basis points to 8.2% in the second quarter and first six months of 2015, respectively. These decreases were primarily attributable to a shift to a higher proportion of prime auto loans and increased competition in the auto business. The average yield on the home loan portfolio increased by 15 basis points to 3.9% and increased by 16 basis points to 3.9% in the second quarter and first six months of 2015, respectively, driven by an increase in expected cash flows as a result of credit improvement on the acquired home loan portfolio.

21	Capital One Financial Corporation (COF)

•
Non-Interest Income: Non-interest income increased by $26 million to $196 million in the second quarter of 2015, and increased by $34 million to $354 million in the first six months of 2015 partially attributable to an increase in loans originated and sold within our home loan portfolio.

•
Provision for Credit Losses: The provision for credit losses increased by $42 million to $185 million in the second quarter of 2015, and increased by $108 million to $391 million in the first six months of 2015. The increases were driven by an allowance build and higher net charge-offs in our auto loan portfolio due to continued loan growth and higher loss expectations on recent originations.

•
Non-Interest Expense: Non-interest expense increased by $60 million to $998 million in the second quarter of 2015, and increased by $100 million to $2.0 billion in the first six months of 2015, largely due to continued technology and infrastructure investments in our retail banking business and increased operating expenses due to growth in our auto loan portfolio.

•
Loans Held for Investment: Period-end loans held for investment decreased by $263 million to $71.2 billion as of June 30, 2015 from December 31, 2014, primarily due the planned run-off of our acquired home loan portfolio, partially offset by the growth in the auto loan portfolio. Average loans held for investment increased by $483 million to $71.4 billion in the second quarter of 2015 compared to the second quarter of 2014, and increased by $630 million to $71.4 billion in the first six months of 2015 compared to the first six months of 2014, due to the growth in our auto loan portfolio outpacing the planned run-off of our acquired home loan portfolio.

•
Deposits: Period-end deposits increased by $2.2 billion to $170.3 billion as of June 30, 2015 from December 31, 2014, primarily driven by our continued focus on deposit relationships with existing customers and attracting new customers.

•
Net Charge-off and Delinquency Statistics: The net charge-off rate increased by 7 basis points to 0.76% in the second quarter of 2015 compared to the second quarter of 2014, and increased by 7 basis points to 0.83% in the first six months of 2015 compared to the first six months of 2014. The increase in the net charge-off rate reflected the planned run-off of our acquired home loan portfolio, which generally do not have charge-offs since these loans were recorded at fair value at acquisition, and a greater portion of auto loans in our portfolio, which have a higher charge-off rate than other products within the total consumer banking loan portfolio. The 30+ day delinquency rate decreased by 43 basis points to 3.80% as of June 30, 2015 from December 31, 2014, primarily attributable to seasonally lower auto delinquency inventories.

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
Our Commercial Banking business generated net income from continuing operations of $172 million and $327 million in the second quarter and first six months of 2015, respectively, and $171 million and $308 million in the second quarter and first six months of 2014, respectively.
Table 9 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

22	Capital One Financial Corporation (COF)

Table 9: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change		2015	2014	Change
Selected income statement data:
Net interest income	$466	$436	7%		$927	$857	8%
Non-interest income	123	109	13		237	196	21
Total net revenue(1)	589	545	8		1,164	1,053	11
Provision for credit losses	49	12	308		109	52	110
Non-interest expense	270	267	1		542	522	4
Income from continuing operations before income taxes	270	266	2		513	479	7
Income tax provision	98	95	3		186	171	9
Income from continuing operations, net of tax	$172	$171	1		$327	$308	6
Selected performance metrics:
Average loans held for investment:(2)
Commercial and multifamily real estate	$22,853	$21,484	6		$22,985	$21,224	8
Commercial and industrial	27,414	24,611	11		27,303	24,079	13
Total commercial lending	50,267	46,095	9		50,288	45,303	11
Small-ticket commercial real estate	709	896	(21)		735	914	(20)
Total commercial banking	$50,976	$46,991	8		$51,023	$46,217	10
Average yield on loans held for investment(1)	3.26%	3.50%	(24	)bps	3.24%	3.48%	(24	)bps
Average deposits	$32,778	$31,238	5%		$32,811	$31,431	4%
Average deposit interest rate	0.25%	0.24%	1	bps	0.24%	0.24%	—
Core deposit intangible amortization	$4	$5	(20)%		$8	$11	(27)%
Net charge-offs	7	3	133		10	7	43
Net charge-off rate	0.05%	0.03%	2	bps	0.04%	0.03%	1	bps
(Dollars in millions)	June 30, 2015	December 31, 2014	Change
Selected period-end data:
Loans held for investment:(2)
Commercial and multifamily real estate	$22,886	$23,137	(1)%
Commercial and industrial	27,660	26,972	3
Total commercial lending	50,546	50,109	1
Small-ticket commercial real estate	685	781	(12)
Total commercial banking	$51,231	$50,890	1
Nonperforming loans rate	0.90%	0.34%	56	bps
Nonperforming asset rate(3)	0.91	0.36	55
Allowance for loan and lease losses(4)	$472	$395	19%
Allowance coverage ratio(5)	0.92%	0.78%	14	bps
Deposits	$32,909	$31,954	3%
Loans serviced for others(6)	16,227	14,131	15
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

(2)
The period-end commercial banking loans held for investments includes Acquired Loans with carrying value of $154 million and $191 million as of June 30, 2015 and December 31, 2014, respectively. The average balance of commercial banking loans held for investment includes Acquired Loans of $156 million and $222 million in the second quarter of 2015 and 2014 respectively, and $163 million and $226 million in the first six months of 2015 and 2014, respectively.

(3)
Nonperforming assets consist of nonperforming loans, real estate owned (“REO”) and other foreclosed assets. The nonperforming asset rate is calculated based on nonperforming assets as of the end of the period divided by the sum of period-end loans held for investment, foreclosed properties and other foreclosed assets, and is adjusted to exclude the impact of acquired REOs.

(4)
We recorded the reserve for unfunded lending commitments of $128 million and $106 million in other liabilities on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

(5)	Calculated by dividing the allowance for loan and lease losses as of the end of the period by period-end loans held for investment.

23	Capital One Financial Corporation (COF)

(6)	Represents our portfolio of loans serviced for third parties related to our multifamily finance business.
Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2015, compared to the second quarter and first six months of 2014, and changes in financial condition and credit performance between June 30, 2015 and December 31, 2014 include the following:

•
Net Interest Income: Net interest income increased by $30 million to $466 million in the second quarter of 2015, and increased by $70 million to $927 million in the first six months of 2015. The increase was due to growth in commercial and industrial and commercial and multifamily real estate average loans, partially offset by lower loan yields driven by market and competitive pressures.

•
Non-Interest Income: Non-interest income increased by $14 million to $123 million in the second quarter of 2015, and increased by $41 million to $237 million in the first six months of 2015. The increases were primarily driven by increased revenue from fee-based services and products related to our multifamily finance business.

•
Provision for Credit Losses: The provision for credit losses increased by $37 million to $49 million in the second quarter of 2015, and increased by $57 million to $109 million in the first six months of 2015. The increases were primarily driven by a larger allowance build resulting from adverse market conditions impacting certain oil and gas portfolios and certain components of our transportation loan portfolio, and a larger build in the reserve for unfunded lending commitments. See “MD&A—Table 18—Commercial Loans by Industry” for additional information about the composition of our commercial banking loan portfolio, and “Note 4—Loans” for additional information about our criticized commercial banking loan portfolio.

•
Non-Interest Expense: Non-interest expense increased by $3 million to $270 million in the second quarter of 2015, and increased by $20 million to $542 million in the first six months of 2015, driven by higher operating expenses associated with continued growth in our Commercial Banking business.

•
Loans Held for Investment: Period-end loans held for investment increased by $341 million to $51.2 billion as of June 30, 2015 from December 31, 2014 as originations were mostly offset by paydowns. Average loans held for investment increased by $4.0 billion to $51.0 billion in the second quarter of 2015 compared to the second quarter of 2014, and increased by $4.8 billion to $51.0 billion in the first six months of 2015 compared to the first six months of 2014, driven by loan growth in the commercial and industrial and commercial and multifamily real estate businesses.

•
Deposits: Period-end deposits increased by $955 million to $32.9 billion as of June 30, 2015 from December 31, 2014, driven by our strategy to strengthen existing relationships with and increase liquidity from our commercial customers.

•
Net Charge-off and Nonperforming Statistics: The net charge-off rate increased by 2 basis points to 0.05% in the second quarter of 2015 compared to the second quarter of 2014, and increased by 1 basis point to 0.04% in the first six months of 2015 compared to the first six months of 2014. The nonperforming loans rate increased by 56 basis points to 0.90% as of June 30, 2015 from December 31, 2014 reflecting certain credit risk rating downgrades in our oil and gas portfolio and certain components of our transportation loan portfolio.

Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio and asset/liability management, gains and losses on our investment securities portfolio and certain capital management activities. Other also includes foreign exchange-rate fluctuations on foreign currency-denominated balances; certain gains and losses on the sale and securitization of loans; unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain acquisition and restructuring charges; a portion of the net provision for representation and warranty losses related to continuing operations; and offsets related to certain line-item reclassifications.

24	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Other category for the periods indicated.
Table 10: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Selected income statement data:
Net interest (expense) income(1)	$(6)	$(13)	(54)%	$9	$(42)	**
Non-interest income	(29)	35	**	(46)	33	**
Total net (loss) revenue	(35)	22	**	(37)	(9)	**
Benefit for credit losses	—	—	—	—	(3)	**
Non-interest expense	182	55	231	213	76	180%
Loss from continuing operations before income taxes	(217)	(33)	**	(250)	(82)	**
Income tax benefit	(143)	(64)	123	(221)	(102)	117
(Loss) income from continuing operations, net of tax	$(74)	$31	**	$(29)	$20	**
__________

**	Change is not meaningful.

(1)
Some of our tax-related commercial investments generate tax-exempt income or tax credits, accordingly we make certain reclassifications within our Commercial Banking business results to present revenues and yields on a taxable-equivalent basis, calculated assuming an effective tax rate approximately equal to our federal statutory tax rate of 35%, with offsetting reclassifications within the Other category.

Net loss from continuing operations recorded in the Other category was $74 million and $29 million in the second quarter and first six months of 2015, respectively, compared to a net income from continuing operations of $31 million and $20 million in the second quarter and first six months of 2014, respectively. The shift to a net loss from a net profit was primarily due to the restructuring charges for severance and related benefits pursuant to our ongoing benefit programs during the second quarter of 2015 and decreased net revenue from our Corporate Treasury function driven by lower interest rates.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $2.3 billion to $310.5 billion as of June 30, 2015 from December 31, 2014 primarily attributable to an increase of $1.3 billion in loans held for investment in our Credit Card business due to strong growth in our Domestic Card business and an increase of $1.2 billion in securities due to purchases outpacing sales, maturities and paydowns. Total liabilities increased by $737 million to $263.9 billion as of June 30, 2015, primarily driven by higher deposit and outstanding debt due to new issuances outpacing maturities, partially offset by lower Federal Home Loan Banks (“FHLB”) advances resulting from lower liquidity-related short-term funding needs due to expected seasonality. Stockholders’ equity increased by $1.6 billion to $46.7 billion as of June 30, 2015. The increase in stockholders’ equity was primarily attributable to our net income of $2.0 billion in the first six months of 2015 and $988 million of proceeds from the issuance of preferred stock, partially offset by share repurchases under our 2014 and 2015 Stock Repurchase Programs and dividend payments.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2015. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to ensure the adequacy of capital while managing our liquidity requirements for the Company and our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury, Agency securities and other securities guaranteed by the U.S. government or agencies of the U.S. government represented 89% and 86% of our total investment securities portfolio as of June 30, 2015 and December 31, 2014, respectively.
During the first six months of 2015, the fair value of our investment portfolio increased by $505 million to $63.6 billion as of June 30, 2015 from December 31, 2014 due to purchases outpacing maturities and paydowns.

25	Capital One Financial Corporation (COF)

We had gross unrealized gains of $790 million and gross unrealized losses of $210 million on available-for sale investment securities as of June 30, 2015, compared to gross unrealized gains of $886 million and gross unrealized losses of $237 million as of December 31, 2014. The decreases in gross unrealized gains and gross unrealized losses in the first six months of 2015 were primarily driven by changes in interest rates. Of the $210 million in gross unrealized losses as of June 30, 2015, $136 million was related to securities that had been in a loss position for more than 12 months. We provide information on other-than-temporary impairment (“OTTI”) recognized in earnings on our investment securities above in “Consolidated Results of Operations—Non-Interest Income.”
Table 11 presents the amortized cost, carrying value and fair value for the major categories of our portfolio of investment securities as of June 30, 2015 and December 31, 2014.
Table 11: Investment Securities

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
U.S. Treasury securities	$4,411	$4,438	$4,114	$4,118
Corporate debt securities guaranteed by U.S. government agencies	425	421	819	800
RMBS:
Agency(1)	23,529	23,652	21,804	21,995
Non-agency	2,857	3,294	2,938	3,386
Total RMBS	26,386	26,946	24,742	25,381
CMBS:
Agency(1)	3,501	3,484	3,751	3,723
Non-agency	1,765	1,779	1,780	1,796
Total CMBS	5,266	5,263	5,531	5,519
Other ABS(2)	1,728	1,727	2,618	2,662
Other securities(3)	340	341	1,035	1,028
Total investment securities available for sale	$38,556	$39,136	$38,859	$39,508

(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities held to maturity
U.S. Treasury securities	$198	$199	$0	$0
Agency RMBS	20,614	21,371	20,163	21,210
Agency CMBS	2,856	2,941	2,337	2,424
Total investment securities held to maturity	$23,668	$24,511	$22,500	$23,634
__________

(1)	Includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

(2)
ABS collateralized by credit card loans constituted approximately 63% and 56% of the other ABS portfolio as of June 30, 2015 and December 31, 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 13% and 16% of the other ABS portfolio as of June 30, 2015 and December 31, 2014, respectively.

(3)	Includes foreign government bonds, corporate securities, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
Credit Ratings
Our portfolio of investment securities continues to be concentrated in securities that generally have high credit ratings and low credit risk, such as securities issued and guaranteed by the U.S. Treasury and Agencies. Approximately 94% and 93% of our total investment securities portfolio was rated AA+ or its equivalent, or better, as of June 30, 2015 and December 31, 2014, respectively, while approximately 5% and 6% was below investment grade as of June 30, 2015 and December 31, 2014, respectively. We

26	Capital One Financial Corporation (COF)

categorize the credit ratings of our investment securities based on the lowest credit rating as issued by the following rating agencies: Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).
Table 12 provides information on the credit ratings of our non-agency RMBS, non-agency CMBS, other ABS and other securities in our portfolio as of June 30, 2015 and December 31, 2014.
Table 12: Non-Agency Investment Securities Credit Ratings

	June 30, 2015				December 31, 2014
(Dollars in millions)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)	Fair Value	AAA	Other Investment Grade	Below Investment Grade(1)
Non-agency RMBS	$3,294	—%	3%	97%	$3,386	—%	3%	97%
Non-agency CMBS	1,779	100	—	—	1,796	100	—	—
Other ABS	1,727	99	1	—	2,662	90	5	5
Other securities	341	8	66	26	1,028	2	88	10
__________

(1)	Includes a small portion of investment securities that were not rated.
For additional information on our investment securities, see “Note 3—Investment Securities.”
Loans Held for Investment
Total loans held for investment (“HFI”) consist of unrestricted loans and loans held and restricted in our consolidated securitization trusts. Table 13 summarizes our portfolio of loans held for investment by portfolio segment, net of the allowance for loan and lease losses, as of June 30, 2015 and December 31, 2014.
Table 13: Loans Held for Investment

	June 30, 2015			December 31, 2014
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$87,203	$3,324	$83,879	$85,876	$3,204	$82,672
Consumer Banking	71,176	875	70,301	71,439	779	70,660
Commercial Banking	51,231	472	50,759	50,890	395	50,495
Other	95	5	90	111	5	106
Total	$209,705	$4,676	$205,029	$208,316	$4,383	$203,933
Period-end loans held for investment increased by $1.4 billion to $209.7 billion as of June 30, 2015 from December 31, 2014, primarily driven by loan growth in our credit card, auto and commercial loan portfolios, partially offset by the planned run-off of our acquired home loan portfolio and the expected seasonal paydowns in our credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality below in “Credit Risk Profile,” “MD&A—Consolidated Results of Operations” and “Note 4—Loans.”
Loans Held for Sale
Loans held for sale, which are carried at lower of cost or fair value, increased by $440 million to $1.1 billion, as of June 30, 2015 from December 31, 2014. The increase was primarily due to (i) the transfer of certain domestic credit card loans to held for sale from held for investment in the second quarter of 2015; and (ii) higher originations in our multifamily finance business in our Commercial Banking business and the timing of sales of these loans.
Deposits
Our deposits represent our largest source of funding for our operations, providing a consistent source of low-cost funds. Total deposits increased by $3.2 billion to $208.8 billion as of June 30, 2015 from December 31, 2014. The increase in deposits was primarily driven by seasonality and the growth in our Consumer Banking and Commercial Banking businesses as a result of our continued focus on deposit relationships with existing customers and our continued marketing strategy to attract new business.

27	Capital One Financial Corporation (COF)

We provide information on the composition of our deposits, average outstanding balances, interest expense and yield below in “Liquidity Risk Profile.”
Securitized Debt Obligations
Securitized debt obligations increased by $2.2 billion to $13.8 billion as of June 30, 2015 from December 31, 2014 primarily driven by debt issuances of $2.3 billion, offset by debt maturities of $175 million during the first six months of 2015. We provide additional information on our borrowings below in “Liquidity Risk Profile.”
Other Debt
Other debt, which consists primarily of federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and FHLB advances, totaled $32.0 billion as of June 30, 2015, of which $1.9 billion represented short-term borrowings and $30.1 billion represented long-term debt. Other debt totaled $36.8 billion as of December 31, 2014, of which $17.1 billion represented short-term borrowings and $19.7 billion represented long-term debt.
The decrease in other debt of $4.8 billion in the first six months of 2015 was primarily attributable to a net decrease of $7.2 billion in FHLB advances, partially offset by net increases of $1.3 billion in unsecured senior notes and $1.0 billion in federal funds purchased and securities loaned or sold under agreements to repurchase. We provide additional information on our borrowings below in “Liquidity Risk Profile” and in “Note 8—Deposits and Borrowings.”
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
We have established representation and warranty reserves for losses associated with the mortgage loans sold by each subsidiary that we consider to be both probable and reasonably estimable, including both litigation and non-litigation liabilities. These reserves are reported on our consolidated balance sheets as a component of other liabilities. The reserve setting process relies heavily on estimates, which are inherently uncertain, and requires judgment. We evaluate these estimates on a quarterly basis. We build our representation and warranty reserves through the provision for mortgage representation and warranty losses, which we report in our consolidated statements of income as a component of non-interest income for loans originated and sold by CCB and Capital One Home Loans, LLC and as a component of discontinued operations for loans originated and sold by GreenPoint. The aggregate reserve for all three entities totaled $636 million as of June 30, 2015, compared to $731 million as of December 31, 2014.
The table below summarizes changes in our representation and warranty reserve in the second quarter and first six months of 2015 and 2014.
Table 14: Changes in Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Representation and warranty reserve, beginning of period	$673	$1,128	$731	$1,172
(Benefit) provision for mortgage representation and warranty losses:
Recorded in continuing operations	(9)	(29)	(8)	(15)
Recorded in discontinued operations	(27)	11	(46)	(36)
Total benefit for mortgage representation and warranty losses	(36)	(18)	(54)	(51)
Net realized losses	(1)	(98)	(41)	(109)
Representation and warranty reserve, end of period	$636	$1,012	$636	$1,012
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental reserve under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2015, is approximately $1.6 billion, a decline from our estimate of $2.1 billion as of December 31, 2014. The decrease in the reasonably possible estimate of representation and warranty reserve was primarily driven by settlements and favorable industry legal developments.
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

28	Capital One Financial Corporation (COF)

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
The Final Basel III Capital Rules also introduced a new supplementary leverage ratio for all Advanced Approaches banking organizations with a minimum requirement of 3.0%. In September 2014 the Federal Banking Agencies issued a final rule that revised the calculation of total leverage exposures and implemented the supplementary leverage ratio. The supplementary leverage ratio compares Tier 1 capital to total leverage exposures, and includes all on-balance sheet assets and many off-balance sheet assets, including derivatives and unused commitments. The new supplementary leverage ratio becomes effective on January 1, 2018. However, as an Advanced Approaches banking organization, we were required to calculate and publicly disclose our supplementary leverage ratio beginning in the first quarter of 2015.
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
Table 15 provides a comparison of our regulatory capital ratios under the Federal Banking Agencies’ capital adequacy standards as of June 30, 2015 and December 31, 2014. Under the Final Basel III Capital Rules, beginning on January 1, 2014, as an Advanced Approaches banking organization we began using the Basel III Standardized Approach for calculating our regulatory capital, subject to applicable transition provisions. Throughout 2014, we continued to use Basel I for calculating our risk-weighted assets in our regulatory capital ratios, as required under the Final Basel III Capital Rules. On January 1, 2015, we began using the Basel III Standardized Approach for calculating our risk-weighted assets in our regulatory capital ratios.

29	Capital One Financial Corporation (COF)

Table 15: Capital Ratios(1)(2)

	June 30, 2015			December 31, 2014
	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.1%	4.5%	N/A	12.5%	4.0%	N/A
Tier 1 risk-based capital(4)	13.3	6.0	6.0%	13.2	5.5	6.0%
Total risk-based capital(5)	15.1	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	11.1	4.0	N/A	10.8	4.0	N/A
Supplementary leverage ratio(7)	9.6	N/A	N/A	N/A	N/A	N/A
Capital One Bank (USA), N.A.:
Common equity Tier 1 capital(3)	12.1%	4.5%	6.5%	11.3%	4.0%	N/A
Tier 1 risk-based capital(4)	12.1	6.0	8.0	11.3	5.5	6.0%
Total risk-based capital(5)	15.2	8.0	10.0	14.6	8.0	10.0
Tier 1 leverage(6)	10.5	4.0	5.0	9.6	4.0	5.0
Supplementary leverage ratio(7)	8.6	N/A	N/A	N/A	N/A	N/A
Capital One, N.A.:
Common equity Tier 1 capital(3)	12.6%	4.5%	6.5%	12.5%	4.0%	N/A
Tier 1 risk-based capital(4)	12.6	6.0	8.0	12.5	5.5	6.0%
Total risk-based capital(5)	13.7	8.0	10.0	13.6	8.0	10.0
Tier 1 leverage(6)	9.1	4.0	5.0	8.9	4.0	5.0
Supplementary leverage ratio(7)	8.2	N/A	N/A	N/A	N/A	N/A
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

(2)
Ratios as of June 30, 2015 are preliminary. As we continue to validate our data the calculations are subject to change until we file our June 30, 2015 Form FR Y-9C—Consolidated Financial Statements for Holding Companies.

(3)	Common equity Tier 1 capital ratio is a regulatory capital measure under Basel III calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(5)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(6)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

(7)	Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital under the Basel III Standardized Approach divided by total leverage exposure.
Capital One Financial Corporation exceeded Federal Banking Agencies’ minimum capital requirements and the Banks exceeded minimum regulatory requirements and were “well-capitalized” under PCA requirements as of both June 30, 2015 and December 31, 2014. Our common equity Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, subject to transition provisions, was 12.1% and 12.5% as of June 30, 2015 and December 31, 2014, respectively.
The calculation of our Basel III Standardized Approach common equity Tier 1 capital under the Final Basel III Capital Rules includes adjustments and deductions which are subject to transition provisions, such as the inclusion of the unrealized gains and losses on available for sale investment securities included in accumulated other comprehensive income (“AOCI”) and adjustments related to intangible assets other than goodwill. The inclusion of AOCI and the adjustments related to intangible assets are phased-in at 20% for 2014, 40% for 2015, 60% for 2016, 80% for 2017 and 100% for 2018.
The following table compares our common equity Tier 1 capital and risk-weighted assets as of June 30, 2015, calculated based on the Final Basel III Capital Rules, subject to applicable transition provisions, to our estimated common equity Tier 1 capital and risk-weighted assets as of June 30, 2015, calculated under the Basel III Standardized Approach, as it applies when fully phased-in for Advanced Approaches banks like us that have not yet exited parallel run. Our estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and is subject to change based on changes to future regulations

30	Capital One Financial Corporation (COF)

and interpretations. As we continue to engage with our regulators during our parallel run, we anticipate that there could be further changes to the calculation.
Table 16: Estimated Common Equity Tier 1 Capital Ratio under Fully Phased-In Basel III Standardized Approach(1)

(Dollars in millions)	June 30, 2015
Common equity Tier 1 capital under Basel III Standardized	$29,804
Adjustments related to AOCI(2)	(269)
Adjustments related to intangibles(2)	(620)
Other adjustments(2)	—
Estimated common equity Tier 1 capital under fully phased-in Basel III Standardized	$28,915
Risk-weighted assets under Basel III Standardized	$246,106
Adjustments for fully phased-in Basel III Standardized(3)	(142)
Estimated risk-weighted assets under fully phased-in Basel III Standardized	$245,964
Estimated common equity Tier 1 capital ratio under fully phased-in Basel III Standardized(4)	11.8%
__________

(1)	Estimated common equity Tier 1 capital ratio under the fully phased-in Basel III Standardized Approach is a non-GAAP financial measure.

(2)	Assumes adjustments are fully phased-in.

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

Under the Final Basel III Capital Rules, when we complete our parallel run for the Advanced Approaches, our minimum risk-based capital requirement will be the greater of the Basel III Standardized Approach and the Basel III Advanced Approaches. See “Part I—Item 1. Business—Supervision and Regulation” in our 2014 Form 10-K for additional information. Based on our business mix, we anticipate that we will need to hold more regulatory capital under the Basel III Advanced Approaches than under the Basel III Standardized Approach to meet our minimum required regulatory capital ratios.
Capital Planning and Regulatory Stress Testing
In November 2011, the Federal Reserve finalized capital planning rules applicable to large bank holding companies like us. Under these rules, bank holding companies with consolidated assets of $50 billion or more must submit a capital plan to the Federal Reserve related to the Comprehensive Capital Analysis and Review (“CCAR”) on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the fourth quarter of the calendar year prior to the submission of the capital plan (“CCAR Cycle”). The bank holding company may take the capital actions in its capital plan if the Federal Reserve provides a non-objection to the plan. On October 17, 2014, the Federal Reserve issued a final rule to modify the regulations for capital planning and stress testing. The final rule changes the annual capital plan and stress test cycle start date from October 1 to January 1, effective for the cycle beginning January 1, 2016. To allow for a transition to the change in timing, the Federal Reserve’s objection or non-objection applied to the capital actions spanning the five quarters starting with the second quarter of 2015 for the 2015 CCAR cycle. Subsequent submissions each would cover a four-quarter period. For additional information on the Final Rule, see “Part 1—Item 1. Business—Supervision and Regulation” in our 2014 Form 10-K.
On January 5, 2015 we submitted our capital plan to the Board of Directors of the Federal Reserve as part of the 2015 CCAR cycle. On March 11, 2015, the Board of Governors of the Federal Reserve publicly disclosed its non-objection to our proposed capital distribution plans submitted pursuant to CCAR. As a result of this non-objection to our capital plan, the Board of Directors also authorized an increase in the quarterly dividend on our common stock from the previous level of $0.30 per share to $0.40 per share. In addition, the Company's Board of Directors has authorized the repurchase of up to $3.125 billion of shares of the Company's common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016, in addition to share repurchases related to employee compensation.

31	Capital One Financial Corporation (COF)

Equity Offerings and Transactions
On May 14, 2015, the Company issued and sold one million shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series E, $0.01 par value, with a liquidation preference of $1,000 per share (the “Series E Preferred Stock”). The net proceeds of the offering of Series E Preferred Stock were approximately $988 million, after deducting underwriting commissions and offering expenses.
Dividend Policy and Stock Purchases
On July 30, 2015, our Board of Directors declared a quarterly common stock dividend of $0.40 per share, payable on August 20, 2015 to stockholders of record at the close of the business on August 10, 2015. Our Board of Directors also approved quarterly dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock payable on September 1, 2015 to stockholders of record at the close of business on August 17, 2015. Based on these declarations, the Company will pay approximately $217 million in common equity dividends and approximately $29 million in total preferred dividends in the third quarter of 2015. Under the terms of our outstanding preferred stock, the ability of the Company to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the preferred stock for the immediately preceding dividend period.
We paid common stock dividends of $0.40 per share in the second quarter of 2015. We paid preferred stock dividends of $15.00 per share on the outstanding shares of our 6.00% fixed-rate non-cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”); $15.625 per share on the outstanding shares of our 6.25% fixed-rate non-cumulative perpetual preferred stock, Series C (the “Series C Preferred Stock”); and $16.75 per share on the outstanding shares of our 6.70% fixed-rate non-cumulative perpetual preferred stock, Series D (the “Series D Preferred Stock”) during the second quarter of 2015.
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. Regulatory restrictions exist that limit the ability of the Banks to transfer funds to our bank holding company. As of June 30, 2015, there were $1.7 billion of funds available for dividend payments from COBNA and no funds available for dividend payments from CONA. There can be no assurance that we will declare and pay any dividends to stockholders.
In addition, consistent with our 2015 capital plan, our Board of Directors has authorized the repurchase of up to $3.125 billion of shares of common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. Through the end of the second quarter of 2015, we repurchased approximately $625 million of shares as part of this program.
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

32	Capital One Financial Corporation (COF)

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
We also engage in certain non-lending activities that may give rise to credit and counterparty settlement risk, including the purchase of securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, short-term advances on syndication activity, certain operational cash balances in other financial institutions, foreign exchange transactions, and customer overdrafts. We provide additional information on credit risk related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and credit risk related to derivative transactions in “Note 9—Derivative Instruments and Hedging Activities.”
Loan Portfolio Composition
We provide a variety of lending products. Our primary products include credit cards, auto loans, home loans and commercial lending products. For information on our lending policies and procedures, including our underwriting criteria for our primary loan products, see “MD&A—Credit Risk Profile” in our 2014 Form 10-K.
Our loan portfolio consists of loans held for investment, including restricted loans underlying our consolidated securitization trusts and loans held for sale. Table 17 presents the composition of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of June 30, 2015 and December 31, 2014. Table 17 and the credit metrics presented in this section exclude loans held for sale, which are carried at lower of cost or fair value and totaled $1.1 billion and $626 million as of June 30, 2015 and December 31, 2014, respectively.

33	Capital One Financial Corporation (COF)

Table 17: Loan Portfolio Composition

	June 30, 2015		December 31, 2014
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card(1)	$78,984	37.7%	$77,704	37.3%
International credit card	8,219	3.9	8,172	3.9
Total credit card	87,203	41.6	85,876	41.2
Consumer Banking:
Auto	39,991	19.1	37,824	18.2
Home loan	27,595	13.1	30,035	14.4
Retail banking	3,590	1.7	3,580	1.7
Total consumer banking	71,176	33.9	71,439	34.3
Commercial Banking:
Commercial and multifamily real estate	22,886	10.9	23,137	11.1
Commercial and industrial	27,660	13.2	26,972	12.9
Total commercial lending	50,546	24.1	50,109	24.0
Small-ticket commercial real estate	685	0.3	781	0.4
Total commercial banking	51,231	24.4	50,890	24.4
Other loans	95	0.1	111	0.1
Total loans held for investment	$209,705	100.0%	$208,316	100.0%
__________

(1)	Includes installment loans of $107 million and $144 million as of June 30, 2015 and December 31, 2014, respectively.
Commercial Loans
For purposes of portfolio risk management, we aggregate our commercial loan portfolio according to market segmentation primarily based on standard industry codes. Table 18 summarizes our commercial loan portfolio (excluding loans held for sale) by industry classification as of June 30, 2015 and December 31, 2014.
Table 18: Commercial Loans by Industry(1)

(Percentage of portfolio)	June 30, 2015	December 31, 2014
Real estate(2)	40%	41%
Finance and insurance	12	12
Oil and gas	7	7
Health care	5	5
Business services	5	5
Public administration	5	5
Construction and land	5	4
Educational services	5	4
Retail trade	4	4
Transportation	3	4
Other	9	9
Total	100%	100%
__________

(1)	Industry categories are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.

(2)	Primarily consists of loans secured by commercial real estate.

34	Capital One Financial Corporation (COF)

Acquired Loans
Our portfolio of loans held for investment includes loans acquired in the ING Direct, CCB and 2012 U.S. card acquisitions. See “MD&A—Glossary and Acronyms” for the definition of ING Direct, CCB and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition. Acquired Loans accounted for based on expected cash flows to be collected were $21.0 billion as of June 30, 2015 compared to $23.5 billion as of December 31, 2014.
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
Home Loans
The substantial majority of our home loan portfolio was acquired in the ING Direct and CCB acquisitions, and they accounted for 99.1% and 98.9% of our total Acquired Loans as of June 30, 2015 and December 31, 2014, respectively. The expected cash flows for our acquired home loan portfolio are significantly impacted by future expectations of home prices and interest rates. Decreases in expected cash flows that result from declining conditions, particularly associated with these variables, could result in an increase in the allowance for loan and lease losses and reduction in accretable yield.
Charge-offs on these loans are not recorded until the expected credit losses within the nonaccretable difference are depleted. In addition, Acquired Loans are not initially classified as delinquent or nonperforming as we expect to collect our net investment in these loans and the nonaccretable difference is expected to absorb the majority of the losses associated with these loans.
Table 19 presents the relative size of Acquired Loans in our home loan portfolio, by lien priority.
Table 19: Home Loans - Risk Profile by Lien Priority

	June 30, 2015
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,807	21.0%	$20,444	74.1%	$26,251	95.1%
2nd lien	1,009	3.7	335	1.2	1,344	4.9
Total	$6,816	24.7%	$20,779	75.3%	$27,595	100.0%

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
See “Note 4—Loans” in this Report for additional credit quality information. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our accounting policies for Acquired Loans, delinquent loans, nonperforming loans, net charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.

35	Capital One Financial Corporation (COF)

Table 20 provides a sensitivity analysis of the Acquired Loans in our home loan portfolio as of June 30, 2015. The analysis reflects a hypothetical decline of 10% in the home price index and its impact on lifetime future cash flow expectations, accretable yield and allowance for loan and lease losses. Any significant economic events or variables not considered could impact results that are presented below.
Table 20: Sensitivity Analysis - Acquired Loans - Home Loan Portfolio(1)

(Dollars in millions)	June 30, 2015	Estimated Impact
Expected cash flows	$24,672	$(158)
Accretable yield	3,926	(14)
Allowance for loan and lease losses	33	144
__________

(1)
The estimated impact is the change in the balance as of June 30, 2015 from the hypothetical decline of 10% in the home price index. Changes in the accretable yield would be recognized in interest income in our consolidated statements of income over the life of the loans. Changes in the allowance for loan and lease losses would be recognized immediately in the provision for credit losses in the consolidated statements of income.

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
The following table provides details on the credit scores of our domestic credit card and auto loan portfolios as of June 30, 2015, December 31, 2014 and June 30, 2014.
Table 21: Credit Score Distribution

(Percentage of portfolio)	June 30, 2015	December 31, 2014	June 30, 2014
Domestic credit card - Refreshed FICO scores:(1)
Greater than 660	67%	68%	69%
660 or below	33	32	31
Total	100%	100%	100%
Auto - At origination FICO scores:(2)
Greater than 660	49%	47%	45%
621 - 660	17	17	17
620 or below	34	36	38
Total	100%	100%	100%
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
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at the reporting date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include loans that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify the substantial majority of domestic credit card loans as performing until the account is charged-off, typically when the account is 180 days past due. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics above under “Business Segment Financial Performance.”
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, including Acquired Loans, by portfolio segment, as of June 30, 2015 and December 31, 2014.
Table 22: 30+ Day Delinquencies

	June 30, 2015				December 31, 2014
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,243	2.84%	$2,243	2.84%	$2,538	3.27%	$2,538	3.27%
International credit card	218	2.65	270	3.29	240	2.94	294	3.60
Total credit card	2,461	2.82	2,513	2.88	2,778	3.24	2,832	3.30
Consumer Banking:
Auto	2,233	5.58	2,393	5.98	2,486	6.57	2,682	7.09
Home loan(2)	46	0.17	263	0.95	64	0.21	302	1.01
Retail banking	24	0.66	46	1.28	23	0.64	40	1.11
Total consumer banking(2)	2,303	3.24	2,702	3.80	2,573	3.60	3,024	4.23
Commercial Banking:
Commercial and multifamily real estate	19	0.08	40	0.17	85	0.37	117	0.51
Commercial and industrial	96	0.35	276	1.00	15	0.05	73	0.27
Total commercial lending	115	0.23	316	0.62	100	0.20	190	0.38
Small-ticket commercial real estate	2	0.30	5	0.78	6	0.72	10	1.28
Total commercial banking	117	0.23	321	0.63	106	0.21	200	0.39
Other loans	6	6.23	13	13.55	3	2.84	14	12.23
Total(2)	$4,887	2.33	$5,549	2.65	$5,460	2.62	$6,070	2.91
__________

(1)
Calculated by loan category by dividing 30+ day delinquent loans as of the end of the period by period-end loans held for investment for the specified loan category, including Acquired Loans as applicable.

(2)
Excluding the impact of Acquired Loans, the 30+ day performing delinquency rate for our home loan portfolio, total consumer banking and total loans held for investment was 0.68%, 4.57% and 2.59%, respectively, as of June 30, 2015, and 0.94%, 5.34%, and 2.95%, respectively, as of December 31, 2014. Excluding the impact of Acquired Loans, the 30+ day delinquency rate for our home loan portfolio, total consumer banking and total loans held for investment was 3.85%, 5.36% and 2.94%, respectively, as of June 30, 2015, and 4.45%, 6.28%, and 3.28%, respectively, as of December 31, 2014.

37	Capital One Financial Corporation (COF)

Table 23 presents an aging of 30+ day delinquent loans included in the above table.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Total loans held for investment	$209,705	100.00%	$208,316	100.00%
Delinquency status:
30 – 59 days	$2,645	1.26%	$2,841	1.36%
60 – 89 days	1,262	0.60	1,424	0.68
90 + days	1,642	0.79	1,805	0.87
Total	$5,549	2.65%	$6,070	2.91%
Geographic region:
Domestic	$5,279	2.52%	$5,776	2.77%
International	270	0.13	294	0.14
Total	$5,549	2.65%	$6,070	2.91%
__________

(1)
Calculated by dividing loans in each delinquency status category or geographic region as of the end of the period by the total loans held for investment, including Acquired Loans accounted for based on expected cash flows.

Table 24 summarizes loans that were 90 days or more past due as to interest or principal and still accruing interest as of June 30, 2015 and December 31, 2014. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we generally continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due. While domestic credit card loans typically remain on accrual status until the loan is charged-off, we reduce the balance of our credit card receivables by the amount of finance charges and fees billed but not expected to be collected and exclude this amount from revenue.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Loan category:
Credit card	$1,041	1.19%	$1,254	1.46%
Consumer banking	1	0.00	1	0.00
Commercial banking	6	0.01	8	0.01
Total	$1,048	0.50	$1,263	0.61
Geographic region:
Domestic	$984	0.49%	$1,190	0.59%
International	64	0.78	73	0.90
Total	$1,048	0.50	$1,263	0.61
__________

(1)	Delinquency rates are calculated for each loan category by dividing 90+ day delinquent loans accruing interest by period-end loans held for investment for the specified loan category.
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

Table 25 presents comparative information on nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2015 and December 31, 2014. We do not classify loans held for sale as nonperforming, as they are recorded at the lower of cost or fair value. We provide additional information on our credit quality metrics above under “Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Nonperforming loans held for investment:
Credit Card:
International credit card	$68	0.83%	$70	0.86%
Total credit card	68	0.08	70	0.08
Consumer Banking:
Auto	160	0.40	197	0.52
Home loan(2)	313	1.13	330	1.10
Retail banking	28	0.79	22	0.61
Total consumer banking(2)	501	0.70	549	0.77
Commercial Banking:
Commercial and multifamily real estate	27	0.12	62	0.27
Commercial and industrial	433	1.56	106	0.39
Total commercial lending	460	0.91	168	0.33
Small-ticket commercial real estate	3	0.47	7	0.96
Total commercial banking	463	0.90	175	0.34
Other loans	10	10.68	15	13.37
Total nonperforming loans held for investment(2)(3)	$1,042	0.50	$809	0.39
Other nonperforming assets:(4)
Foreclosed property(5)	$126	0.06%	$139	0.06%
Other assets(6)	178	0.08	183	0.09
Total other nonperforming assets	304	0.14	322	0.15
Total nonperforming assets	$1,346	0.64	$1,131	0.54
__________

(1)
We recognized interest income for loans classified as nonperforming of $14 million and $12 million in the first six months of 2015 and 2014, respectively. Interest income forgone related to nonperforming loans was $28 million and $29 million in the first six months of 2015 and 2014, respectively. Forgone interest income represents the amount of interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.

(2)
Excluding the impact of Acquired Loans, the nonperforming loan ratio for our home loan portfolio, total consumer banking and total nonperforming loans held for investment was 4.59%, 1.00% and 0.55%, respectively, as of June 30, 2015, compared to 4.86%, 1.14% and 0.44%, respectively, as of December 31, 2014.

(3)	Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.80% and 0.62% as of June 30, 2015 and December 31, 2014, respectively.

(4)	The denominator used in calculating the nonperforming asset ratios consists of total loans held for investment and total other nonperforming assets.

(5)	Includes foreclosed properties related to Acquired Loans of $102 million and $101 million as of June 30, 2015 and December 31, 2014, respectively.

(6)	Includes the net realizable value of auto loans that have been charged-off as a result of a bankruptcy and repossessed assets obtained in satisfaction of auto loans.

39	Capital One Financial Corporation (COF)

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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2015 and 2014.
Table 26: Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$650	3.42%	$610	3.52%	$1,314	3.49%	$1,310	3.77%
International credit card	53	2.65	75	3.93	108	2.73	155	4.05
Total credit card	703	3.35	685	3.56	1,422	3.42	1,465	3.79
Consumer Banking:
Auto	121	1.22	111	1.31	269	1.38	245	1.48
Home loan(2)	3	0.04	5	0.05	5	0.03	10	0.06
Retail banking	12	1.39	6	0.70	21	1.18	15	0.82
Total consumer banking(2)	136	0.76	122	0.69	295	0.83	270	0.76
Commercial Banking:
Commercial and multifamily real estate	(2)	(0.04)	(1)	0.00	(4)	(0.03)	0	0.00
Commercial and industrial	9	0.13	2	0.04	13	0.09	4	0.03
Total commercial lending	7	0.05	1	0.02	9	0.03	4	0.02
Small-ticket commercial real estate	0	0.15	2	0.61	1	0.32	3	0.64
Total commercial banking	7	0.05	3	0.03	10	0.04	7	0.03
Other loans	0	(0.79)	2	2.18	0	0.44	1	0.77
Total net charge-offs(2)	$846	1.64	$812	1.67	$1,727	1.68	$1,743	1.79
Average loans held for investment	$206,337		$194,996		$205,768		$194,362
Average loans held for investment (excluding Acquired Loans)	184,897		168,505		183,662		167,237
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.

(2)
Excluding the impact of Acquired Loans, the net charge-off rates for our home loan portfolio, total consumer banking and total loans held for investment were 0.16%, 1.09% and 1.83%, respectively, for the three months ended June 30, 2015, compared to 0.25%, 1.09% and 1.93%, respectively, for the three months ended June 30, 2014; and 0.13%, 1.19% and 1.88% respectively, for the six months ended June 30, 2015, compared to 0.27%, 1.23% and 2.08%, respectively, for the six months ended June 30, 2014.

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
Table 27 presents our recorded investment of loans modified in TDRs as of June 30, 2015 and December 31, 2014. It excludes loan modifications that do not meet the definition of a TDR and Acquired Loans accounted for based on expected cash flows, which we track and report separately.
Table 27: Loan Modifications and Restructurings

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Modifications	Amount	% of Total Modifications
Modified and restructured loans:
Credit card	$670	40.2%	$692	41.9%
Consumer banking:
Auto	461	27.7	435	26.3
Home loan	215	12.9	218	13.2
Retail banking	38	2.3	35	2.1
Total consumer banking	714	42.9	688	41.6
Commercial banking	281	16.9	272	16.5
Total	$1,665	100.0%	$1,652	100.0%
Status of modified and restructured loans:
Performing	$1,221	73.4%	$1,203	72.8%
Nonperforming	444	26.6	449	27.2
Total	$1,665	100.0%	$1,652	100.0%
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

Impaired loans, including TDRs, totaled $2.2 billion and $1.9 billion as of June 30, 2015 and December 31, 2014, respectively. Loans modified in TDRs accounted for $1.7 billion of impaired loans as of both June 30, 2015 and December 31, 2014. We provide additional information on our impaired loans, including the allowance for loan and lease losses established for these loans, in “Note 4—Loans” and “Note 5—Allowance for Loan and Lease Losses.”
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
Our allowance for loan and lease losses increased by $293 million to $4.7 billion as of June 30, 2015 from December 31, 2014. The allowance coverage ratio increased by 13bps to 2.23% as of June 30, 2015 from December 31, 2014. The increase in the allowance for loan and lease losses was primarily driven by continued loan growth in our domestic credit card and auto loan portfolios, higher loss expectations on recent auto loan originations as well as adverse market conditions impacting certain oil and gas portfolios and certain components of our transportation loan portfolio within our Commercial Banking business.
Table 28 presents changes in our allowance for loan and lease losses for the second quarter and first six months of 2015 and 2014, and details the provision for credit losses recognized in our consolidated statements of income and charge-offs and recoveries by portfolio segment.

42	Capital One Financial Corporation (COF)

Table 28: Allowance for Loan and Lease Losses Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Balance at beginning of period	$4,405	$4,098	$4,383	$4,315
Provision for credit losses(1)	1,115	701	2,042	1,424
Charge-offs:
Credit Card:
Domestic credit card	(890)	(867)	(1,814)	(1,831)
International credit card	(98)	(128)	(196)	(259)
Total credit card	(988)	(995)	(2,010)	(2,090)
Consumer Banking:
Auto	(203)	(183)	(436)	(388)
Home loan	(5)	(8)	(9)	(19)
Retail banking	(17)	(14)	(30)	(29)
Total consumer banking	(225)	(205)	(475)	(436)
Commercial Banking:
Commercial and multifamily real estate	(1)	—	(1)	(2)
Commercial and industrial	(10)	(6)	(17)	(10)
Total commercial lending	(11)	(6)	(18)	(12)
Small-ticket commercial real estate	—	(2)	(2)	(3)
Total commercial banking	(11)	(8)	(20)	(15)
Other loans	(2)	(4)	(5)	(6)
Total charge-offs	(1,226)	(1,212)	(2,510)	(2,547)
Recoveries:
Credit Card:
Domestic credit card	240	257	500	521
International credit card	45	53	88	104
Total credit card	285	310	588	625
Consumer Banking:
Auto	82	72	167	143
Home loan	2	3	4	9
Retail banking	5	8	9	14
Total consumer banking	89	83	180	166
Commercial Banking:
Commercial and multifamily real estate	3	1	5	2
Commercial and industrial	1	4	4	6
Total commercial lending	4	5	9	8
Small-ticket commercial real estate	—	—	1	—
Total commercial banking	4	5	10	8
Other loans	2	2	5	5
Total recoveries	380	400	783	804
Net charge-offs	(846)	(812)	(1,727)	(1,743)
Other changes(2)	2	11	(22)	2
Balance at end of period	$4,676	$3,998	$4,676	$3,998
Allowance for loan and lease losses as a percentage of loans held for investment			2.23%	2.01%
__________

(1)
The total provision for credit losses reported in our consolidated statements of income consists of a provision for loan and lease losses and a provision for unfunded lending commitments. This table only presents the provision for loan and lease losses and does not include the provision for unfunded lending commitments of $14 million and $22 million in the second quarter and first six months of 2015, respectively, and a provision of $3 million and $15 million in the second quarter and first six months of 2014, respectively.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.

43	Capital One Financial Corporation (COF)

Table 29 presents an allocation of our allowance for loan and lease losses by portfolio segment as of June 30, 2015 and December 31, 2014.
Table 29: Allocation of the Allowance for Loan and Lease Losses

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total Loans HFI	Amount	% of Total Loans HFI
Credit Card:
Domestic credit card	$3,018	3.82%	$2,878	3.70%
International credit card	306	3.71	326	3.99
Total credit card	3,324	3.81	3,204	3.73
Consumer Banking:
Auto	744	1.86	661	1.75
Home loan(1)	65	0.24	62	0.21
Retail banking	66	1.86	56	1.58
Total consumer banking(1)	875	1.23	779	1.09
Commercial Banking:
Commercial and multifamily real estate	143	0.63	155	0.67
Commercial and industrial	324	1.17	229	0.85
Total commercial lending	467	0.93	384	0.77
Small-ticket commercial real estate	5	0.72	11	1.43
Total commercial banking	472	0.92	395	0.78
Other loans	5	5.13	5	4.68
Total allowance for loan and lease losses	$4,676	2.23	$4,383	2.10
Total allowance coverage ratios:
Period-end loans held for investment	$209,705	2.23	$208,316	2.10
Period-end loans held for investment (excluding Acquired Loans)	188,735	2.46	184,816	2.36
Nonperforming loans(2)	1,042	448.48	809	541.86
Allowance coverage ratios by loan category:(3)
Credit card (30+ day delinquent loans)	2,513	132.24	2,832	113.13
Consumer banking (30+ day delinquent loans)	2,702	32.41	3,024	25.76
Commercial banking (nonperforming loans)	463	102.19	175	225.86
__________

(1)
Excluding the impact of Acquired Loans, the coverage ratios for our home loan portfolio and total consumer banking were 0.47% and 1.67%, respectively, as of June 30, 2015, compared to 0.52% and 1.56%, respectively, as of December 31, 2014.

(2)
The allowance for loan and lease losses for both of nonperforming and performing loans as a percentage of nonperforming loans, excluding the allowance for loan and lease losses related to our domestic credit card loans, was 159.05% and 186.07% as of June 30, 2015 and December 31, 2014, respectively.

(3)	Calculated based on the total allowance for loan and lease losses divided by the outstanding balance of loans within the specified loan category.

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure we have sufficient asset-based liquidity to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. Our practices are intended to maintain adequate liquidity reserves to cover our funding requirements as well as any potential deposit run-off and maintain access to diversified funding sources to avoid over-dependence on volatile, less reliable funding markets. Our liquidity reserves consist of readily-marketable or pledgable assets which can be used as a source of liquidity, if needed.

44	Capital One Financial Corporation (COF)

Table 30 below presents the composition of our liquidity reserves as of June 30, 2015 and December 31, 2014.
Table 30: Liquidity Reserves

(Dollars in millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$7,156	$7,242
Investment securities available for sale, at fair value	39,136	39,508
Investment securities held to maturity, at fair value	24,511	23,634
Total investment securities portfolio(1)(2)	63,647	63,142
FHLB borrowing capacity secured by loans	28,243	29,547
Outstanding FHLB advances and letters of credit secured by loans	(10,608)	(17,720)
Investment securities encumbered for Public Funds and others	(11,033)	(10,631)
Total liquidity reserves	$77,405	$71,580
__________

(1)	The weighted-average life of our securities was approximately 6.0 years and 5.7 years as of June 30, 2015 and December 31, 2014, respectively.

(2)
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties and to secure trust and public deposits and other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.1 billion and $3.5 billion as of June 30, 2015 and December 31, 2014, respectively. We also pledged securities held to maturity with a carrying value of $9.3 billion and $9.0 billion as of June 30, 2015 and December 31, 2014, respectively.

Our liquidity reserves increased by $5.8 billion in the first six months of 2015 to $77.4 billion as of June 30, 2015 from December 31, 2014. This increase was primarily driven by lower FHLB advances resulting from lower liquidity-related short-term funding needs due to expected seasonality. See “MD&A—Risk Management” in our 2014 Form 10-K for additional information on our management of liquidity risk.
In September 2014, the Federal Banking Agencies issued final rules implementing the Basel III Liquidity Coverage Ratio in the United States (the “Final LCR Rule”). The Final LCR Rule applies to institutions with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their respective consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets, as defined and calculated in accordance with the haircuts and limitations of the Final LCR Rule, by its estimated net cash outflow, which are determined by applying assumed outflow factors in the Final LCR Rule.
The Final LCR Rule phases-in the minimum LCR standard as follows: 80% by January 1, 2015; 90% by January 1, 2016; and 100% by January 1, 2017 and thereafter. The Final LCR Rule came into effect in January 2015 and requires us to calculate the LCR as of the last business day of each month from January 2015 until July 2016, and then on a daily basis thereafter. At June 30, 2015, we exceeded the fully phased-in LCR requirement. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations.
Borrowing Capacity
We filed a new shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2015, which expires in March 2018. Under this shelf registration, we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration statement to the amount or number of such securities that we may offer and sell, subject to market conditions.
In addition to our issuance capacity under the shelf registration statement, we also have access to FHLB advances with a maximum borrowing capacity of $28.3 billion as of June 30, 2015, of which $17.6 billion was still available to us to borrow as of June 30, 2015. To secure this borrowing capacity, we pledged loan collateral with an outstanding balance of $35.0 billion and security collateral with a fair value of $12 million as of June 30, 2015. The ability to draw down funding is based on membership status and the amount is dependent upon the Banks’ ability to post collateral. Our FHLB membership is secured by our investment in FHLB stock of $459 million and $807 million as of June 30, 2015 and December 31, 2014, respectively, which was determined in part based on our outstanding advances. We also have access to the Federal Reserve Discount Window through which we had a borrowing

45	Capital One Financial Corporation (COF)

capacity of $15.5 billion as of June 30, 2015. Although available, we do not view this borrowing capacity as a primary source of liquidity and did not utilize it in 2014 or the first six months of 2015.
Funding
The Company’s primary source of funding comes from deposits, which provide us with a stable and relatively low cost of funds. In addition to deposits, the Company raises funding through the purchase of federal funds, the issuance of brokered deposits, FHLB advances secured by certain portions of our loan and securities portfolios, the issuance of senior and subordinated notes, the issuance of securitized debt obligations and other borrowings. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources.
Deposits
Table 31 provides a comparison of the composition of our deposits, average balances, interest expense and average deposit rates for the first six months of 2015 and full year of 2014.
Table 31: Deposit Composition and Average Deposit Rates

	Six Months Ended June 30, 2015
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,123	$25,026	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	42,691	42,644	$103	20.5	0.49%
Saving deposits(2)	132,274	131,958	387	63.3	0.59
Time deposits less than $100,000	5,692	5,727	31	2.7	1.09
Total core deposits	205,780	205,355	521	98.5	0.51
Time deposits of $100,000 or more	1,956	2,116	20	1.0	1.88
Foreign time deposits(3)	1,044	1,030	2	0.5	0.34
Total deposits	$208,780	$208,501	$543	100.0%	0.52

	Twelve Months Ended December 31, 2014
(Dollars in millions)	Period End Balance	Average Balance	Interest Expense	% of Average Deposits	Average Deposit Rate
Non-interest bearing accounts	$25,081	$24,639	N/A	12.0%	N/A
Interest-bearing checking accounts(1)	41,022	41,702	$204	20.3	0.49%
Saving deposits(2)	130,156	129,868	752	63.1	0.58
Time deposits less than $100,000	6,051	5,856	75	2.8	1.29
Total core deposits	202,310	202,065	1,031	98.2	0.51
Time deposits of $100,000 or more	2,261	2,560	53	1.3	2.07
Foreign time deposits(3)	977	1,050	4	0.5	0.34
Total deposits	$205,548	$205,675	$1,088	100.0%	0.53
__________

(1)	Includes Negotiable Order of Withdrawal (“NOW”) accounts.

(2)	Includes Money Market Deposit Accounts (“MMDA”).

(3)	Substantially all of our foreign time deposits were greater than $100,000 as of both June 30, 2015 and December 31, 2014.
Our deposits include brokered deposits, which we obtained through the use of third-party intermediaries. Those brokered deposits are reported as saving deposits and time deposits in the above table and totaled $5.1 billion as of both June 30, 2015 and December 31, 2014.
The Federal Deposit Issuance Corporation (“FDIC”) limits the use of brokered deposits to “well-capitalized” insured depository institutions and, with a waiver from the FDIC, to “adequately capitalized” institutions. COBNA and CONA were “well-capitalized,”

46	Capital One Financial Corporation (COF)

as defined under the federal banking regulatory guidelines, as of both June 30, 2015 and December 31, 2014, and therefore were permitted to maintain brokered deposits.
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
Our short-term borrowings include those borrowings with an original contractual maturity of one year or less and do not include the current portion of long-term debt. The short-term borrowings, which consist of federal funds purchased and securities loaned or sold under agreements to repurchase, and short-term FHLB advances, decreased by $15.2 billion to $1.9 billion as of June 30, 2015 from December 31, 2014. This decrease reflected $16.2 billion in payoffs of FHLB advances, partially offset by an increase of $1.0 billion in federal funds purchased and securities loaned or sold under agreements to repurchase during the first six months of 2015. The decrease in short-term FHLB advances was primarily driven by lower liquidity-related short-term funding needs due to expected seasonality.
Our long-term debt, which consists of securitized debt obligations, senior and subordinated notes, and long-term FHLB advances, increased by $12.5 billion, to $43.9 billion as of June 30, 2015 from December 31, 2014. The increase was primarily attributable to net increases of $9.0 billion in long-term FHLB advances, $2.2 billion in securitized debt obligations and $1.3 billion in unsecured notes.
Table 32 displays the maturity profile, based on contractual maturities, of our short-term borrowings and long-term debt including securitized debt obligations, senior and subordinated notes and other borrowings as of June 30, 2015, and the outstanding balances as of December 31, 2014.
Table 32: Contractual Maturity Profile of Outstanding Debt

	June 30, 2015
(Dollars in millions)	Up to 1 Year	> 1 Year to 2 Years	> 2 Years to 3 Years	> 3 Years to 4 Years	> 4 Years to 5 Years	> 5 Years	Total	December 31, 2014
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,888	$—	$—	$—	$—	$—	$1,888	$880
FHLB advances	—	—	—	—	—	—	—	16,200
Total short-term borrowings	1,888	—	—	—	—	—	1,888	17,080
Long-term debt:
Securitized debt obligations	2,351	4,982	4,164	589	1,624	75	13,785	11,624
Senior and subordinated notes:
Unsecured senior debt	1,250	3,021	3,955	3,118	1,006	5,027	17,377	16,054
Unsecured subordinated debt	—	1,056	—	—	324	1,230	2,610	2,630
Total senior and subordinated notes	1,250	4,077	3,955	3,118	1,330	6,257	19,987	18,684
Other long-term borrowings:
FHLB advances	6	32	11	4	1	10,052	10,106	1,069
Total long-term debt(1)	3,607	9,091	8,130	3,711	2,955	16,384	43,878	31,377
Total short-term borrowings and long-term debt	$5,495	$9,091	$8,130	$3,711	$2,955	$16,384	$45,766	$48,457
Percentage of total	12%	20%	18%	8%	6%	36%	100%	100%
__________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments, which together resulted in a net reduction of $229 million and $233 million as of June 30, 2015 and December 31, 2014, respectively.

We provide additional information on our short-term borrowings and long-term debt under “Consolidated Balance Sheets Analysis—Securitized Debt Obligations,” “Consolidated Balance Sheets Analysis—Other Debt” and in “Note 8—Deposits and Borrowings.”

47	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our non-deposit borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings. Such ratings help to support our cost effective unsecured funding as part of our overall financing programs. Table 33 provides a summary of the credit ratings for the senior unsecured debt of Capital One Financial Corporation, COBNA and CONA as of June 30, 2015 and December 31, 2014.
Table 33: Senior Unsecured Debt Credit Ratings

	June 30, 2015			December 31, 2014
	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.	Capital One Financial Corporation	Capital One Bank (USA), N.A.	Capital One, N.A.
Moody’s	Baa1	Baa1	Baa1	Baa1	A3	A3
S&P	BBB	BBB+	BBB+	BBB	BBB+	BBB+
Fitch	A-	A-	A-	A-	A-	A-
As of August 3, 2015, Moody’s, S&P and Fitch have us on a stable outlook. On March 17, 2015, Moody’s announced that they would be adopting a new bank rating methodology that could potentially result in changes in the ratings of the securities of many banks, including Capital One. As a result of this adoption, on May 14, 2015, COF’s subordinated debt and preferred stock ratings received upgrades, while on June 19, 2015, COBNA and CONA’s senior unsecured debt ratings received a one level downgrade.

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
Interest Rate Risk
Interest rate risk, which represents exposure to instruments whose yield or price varies with the volatility of interest rates, is our most significant source of market risk exposure. Banks are inevitably exposed to interest rate risk due to differences in the timing between the maturities or re-pricing of assets and liabilities.
Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. Our primary exposure is related to the funding of our non-dollar net investments in our International Card business in the U.K. and Canada. Changes in foreign exchange rates affect the value of non-dollar denominated equity invested in our foreign operations and impact our AOCI and related capital ratios. Our intercompany funding exposes our consolidated statements of income to foreign exchange transaction risk, while our equity investments in our foreign operations results in translation risk in AOCI. We manage our transaction risk by entering into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign currency denominated intercompany borrowings. In the third quarter of 2014, we began entering into net investment hedges to manage our AOCI exposure. We apply hedge accounting to both of the intercompany funding hedges and the net investment hedges.
We measure our total exposure by regularly tracking the equity value of our net equity invested in our U.K. and Canadian foreign operations as well as their funding requirements. We apply a 30 percent U.S. dollar appreciation shock against each of our Great British Pound (“GBP”) and Canadian Dollar (“CAD”) net investment exposures. This shock approximates a 99 percent confidence interval over a one year time horizon for our combined GBP and CAD net investment exposure. Our gross equity exposures were 1.3 billion GBP as of both June 30, 2015 and December 31, 2014, and 630 million CAD and 581 million CAD as of June 30, 2015

48	Capital One Financial Corporation (COF)

and December 31, 2014, respectively. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Market Risk Management
We employ several techniques to manage our interest rate and foreign exchange risk, which include, but are not limited to, altering the duration and re-pricing characteristics of our various assets and liabilities through interest rate derivatives or mitigating the foreign exchange exposure of certain non-dollar denominated equity or transactions through derivatives. Derivatives are one of the primary tools we use in managing interest rate and foreign exchange risk. Our current asset and liability management policy includes the use of derivatives. We execute our derivative contracts in both over-the-counter and exchange-traded derivative markets. Although the majority of our derivatives are interest rate swaps, we also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage both our interest rate and foreign currency risk. The outstanding notional amount of our derivative contracts totaled $95.0 billion as of June 30, 2015, compared to $88.6 billion as of December 31, 2014, driven by an increase in our hedging activities.
Market Risk Measurement
We have risk management policies and limits established by our Market and Liquidity Risk Policy and approved by the Board of Directors. Our objective is to manage our asset and liability risk position and exposure to market risk in accordance with these policies and prescribed limits based on prevailing market conditions and long-term expectations. Because no single measure can reflect all aspects of market risk, we use various industry standard market risk measurement techniques and analysis to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and foreign exchange rates on our non-dollar denominated earnings and non-dollar equity investments in foreign operations. We provide additional information below in “Economic Value of Equity.”
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

Table 34 shows the estimated percentage impact on our projected base-line net interest income and economic value of equity, calculated under the methodology described above, as of June 30, 2015 and December 31, 2014.
Table 34: Interest Rate Sensitivity Analysis

	June 30, 2015	December 31, 2014
Estimated impact on projected base-line net interest income
+200 basis points	3.0%	4.5%
–50 basis points	(1.6)	(2.1)
Estimated impact on economic value of equity
+200 basis points	(5.4)	(3.4)
–50 basis points	(0.4)	(1.2)
Our projected net interest income and economic value of equity sensitivity measures were within our policy limits as of June 30, 2015 and December 31, 2014. In addition to these industry standard measures, we will continue to factor into our internal interest rate risk management decisions the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios.
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

50	Capital One Financial Corporation (COF)

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

•	the amount and rate of deposit growth;

•	changes in the reputation of, or expectations regarding, the financial services industry or us with respect to practices, products or financial condition;

•	any significant disruption in our operations or technology platform;

•	our ability to maintain a compliance and technology infrastructure suitable for the nature of our business;

•	our ability to develop digital technology that addresses the needs of our customers;

•	our ability to control costs;

•	the amount of, and rate of growth in, our expenses as our business develops or changes or as it expands into new market areas;

•	our ability to execute on our strategic and operational plans;

•	any significant disruption of, or loss of public confidence in, the United States mail service affecting our response rates and consumer payments;

•	any significant disruption of, or loss of public confidence in, the internet affecting the ability of our customers to access their accounts and conduct banking transactions;

•	our ability to recruit and retain talented and experienced personnel to assist in the development, management and operation of new products and services;

•	changes in the labor and employment markets;

•	fraud or misconduct by our customers, employees or business partners;

•	competition from providers of products and services that compete with our businesses; and

51	Capital One Financial Corporation (COF)

•	other risk factors listed from time to time in reports that we file with the SEC.
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

52	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
Table A—Reconciliation of Non-GAAP Measures and Calculation of Regulatory Capital Measures(1)

(Dollars in millions)	June 30, 2015	December 31, 2014
Period End Tangible Common Equity
Period end stockholders’ equity	$46,659	$45,053
Goodwill and intangible assets(2)	(15,240)	(15,383)
Noncumulative perpetual preferred stock(3)	(2,810)	(1,822)
Tangible common equity	$28,609	$27,848
Quarterly Average Tangible Common Equity
Average stockholders' equity	$47,255	$45,576
Average goodwill and intangible assets(2)	(15,256)	(15,437)
Average noncumulative perpetual preferred stock(3)	(2,377)	(1,681)
Average tangible common equity	$29,622	$28,458
Period End Tangible Assets
Period end assets	$310,510	$308,167
Goodwill and intangible assets(2)	(15,240)	(15,383)
Tangible assets	$295,270	$292,784
Quarterly Average Tangible Assets
Average assets	$307,206	$304,153
Average goodwill and intangible assets(2)	(15,256)	(15,437)
Average tangible assets	$291,950	$288,716
Non-GAAP TCE ratio
TCE ratio(4)	9.7%	9.5%
Capital Ratios
Common equity Tier 1 capital ratio(5)	12.1%	12.5%
Tier 1 risk-based capital ratio(6)	13.3	13.2
Total risk-based capital ratio(7)	15.1	15.1
Tier 1 leverage ratio(8)	11.1	10.8
Supplementary leverage ratio(9)	9.6	N/A
Risk-weighted assets(10)	$246,106	$236,944
Average assets for the leverage ratio	293,291	291,243
Regulatory Capital Ratios Under Basel III Standardized Approach
Common equity excluding AOCI	$44,246	$43,661
Adjustments:
AOCI(11)(12)	(128)	(69)
Goodwill(2)	(13,809)	(13,805)
Intangible Assets(2)(12)	(413)	(243)
Other	(92)	(10)
Common equity Tier 1 capital	29,804	29,534
Tier 1 capital instruments(3)	2,810	1,822
Additional Tier 1 capital adjustments	—	(1)
Tier 1 capital	32,614	31,355
Tier 2 capital instruments(3)	1,403	1,542
Qualifying allowance for loan and lease losses	3,098	2,981
Additional Tier 2 capital adjustments	—	1
Tier 2 capital	4,501	4,524
Total risk-based capital(13)	$37,115	$35,879

53	Capital One Financial Corporation (COF)

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

(2)	Includes impact of related deferred taxes.

(3)	Includes related surplus.

(4)	Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets.

(5)	Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.

(6)	Tier 1 risk-based capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.

(7)	Total risk-based capital ratio is a regulatory capital measure calculated based on total risk-based capital divided by risk-weighted assets.

(8)	Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by average assets, after certain adjustments.

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
2014 Stock Repurchase Program: On March 26, 2014, we announced that our Board of Directors had authorized the repurchase of up to $2.5 billion of shares of our common stock. The 2014 Stock Repurchase Program was completed as of March 31, 2015.
2015 Stock Repurchase Program: On March 11, 2015, we announced that our Board of Directors had authorized the repurchase of up to $3.125 billion of shares of our common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016.
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
Final Rule: A capital rule finalized by the Federal Reserve, the OCC and the FDIC (collectively, the U.S. federal banking agencies) that implements the Basel III capital accord developed by the Basel Committee on Banking Supervision and incorporates certain Dodd-Frank Act capital provisions and updates to the PCA capital requirements.
Foreign currency derivative contracts: An agreement to exchange contractual amounts of one currency for another currency at one or more future dates.
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

56	Capital One Financial Corporation (COF)

Inactive Insured Securitizations: Securitizations as to which the monoline bond insurers have not made repurchase-related requests or loan file requests to one of our subsidiaries.
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
Option-ARM loans: The option-ARM real estate loan product is an adjustable-rate mortgage loan that initially provides the borrower with the monthly option to make a fully-amortizing, interest-only or minimum fixed payment. After the initial payment option period, usually five years, the recalculated minimum payment represents a fully-amortizing principal and interest payment that would effectively repay the loan by the end of its contractual term.

57	Capital One Financial Corporation (COF)

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
Restructuring charges: Charges typically from the consolidation or relocation of operations, and reductions in work force.
Return on average assets: Calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
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
U.K. PPI Reserve: U.K. Payment Protection Insurance customer refund reserve.
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

58	Capital One Financial Corporation (COF)

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
FFIEC: Federal Financial Institutions Examination Council
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
PCA: Prompt corrective action
PCCR: Purchased credit card relationship
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor's
SEC: U.S. Securities and Exchange Commission

59	Capital One Financial Corporation (COF)

TARP: Troubled Asset Relief Program
TAV: Trade Analytics and Valuation team
TCE: Tangible Common Equity
TDR: Troubled Debt Restructuring
UCL: Unfair Competition Law
U.S.: United States of America
U.K.: United Kingdom
VAC: Valuations Advisory Committee

60	Capital One Financial Corporation (COF)

Item 1. Financial Statements and Notes

61	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2015	2014	2015	2014
Interest income:
Loans, including loans held for sale	$4,531	$4,279	$9,071	$8,586
Investment securities	382	409	788	825
Other	24	24	52	54
Total interest income	4,937	4,712	9,911	9,465
Interest expense:
Deposits	272	272	543	548
Securitized debt obligations	36	39	69	77
Senior and subordinated notes	80	78	159	155
Other borrowings	12	8	27	20
Total interest expense	400	397	798	800
Net interest income	4,537	4,315	9,113	8,665
Provision for credit losses	1,129	704	2,064	1,439
Net interest income after provision for credit losses	3,408	3,611	7,049	7,226
Non-interest income:
Service charges and other customer-related fees	429	460	866	934
Interchange fees, net	567	535	1,063	975
Total other-than-temporary impairment	(12)	(3)	(21)	(6)
Less: Portion of other-than-temporary impairment recorded in AOCI	5	2	(1)	0
Net other-than-temporary impairment recognized in earnings	(7)	(1)	(22)	(6)
Other	146	159	299	270
Total non-interest income	1,135	1,153	2,206	2,173
Non-interest expense:
Salaries and associate benefits	1,360	1,125	2,571	2,286
Occupancy and equipment	439	447	874	852
Marketing	387	335	762	660
Professional services	334	296	630	583
Communications and data processing	208	203	410	399
Amortization of intangibles	111	136	221	279
Other	468	437	888	852
Total non-interest expense	3,307	2,979	6,356	5,911
Income from continuing operations before income taxes	1,236	1,785	2,899	3,488
Income tax provision	384	581	913	1,160
Income from continuing operations, net of tax	852	1,204	1,986	2,328
Income (loss) from discontinued operations, net of tax	11	(10)	30	20
Net income	863	1,194	2,016	2,348
Dividends and undistributed earnings allocated to participating securities	(4)	(4)	(10)	(9)
Preferred stock dividends	(29)	(13)	(61)	(26)
Net income available to common stockholders	$830	$1,177	$1,945	$2,313
Basic earnings per common share:
Net income from continuing operations	$1.50	$2.09	$3.49	$4.03
Income (loss) from discontinued operations	0.02	(0.02)	0.06	0.03
Net income per basic common share	$1.52	$2.07	$3.55	$4.06
Diluted earnings per common share:
Net income from continuing operations	$1.48	$2.06	$3.45	$3.97
Income (loss) from discontinued operations	0.02	(0.02)	0.06	0.03
Net income per diluted common share	$1.50	$2.04	$3.51	$4.00
Dividends paid per common share	$0.40	$0.30	$0.70	$0.60
See Notes to Consolidated Financial Statements.

62	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net income	$863	$1,194	$2,016	$2,348
Other comprehensive (loss) income before taxes:
Net unrealized (losses) gains on securities available for sale	(259)	269	(69)	498
Net changes in securities held to maturity	40	33	73	61
Net unrealized (losses) gains on cash flow hedges	(129)	114	129	144
Foreign currency translation adjustments	(21)	79	(62)	66
Other	0	(3)	(4)	(4)
Other comprehensive (loss) income before taxes	(369)	492	67	765
Income tax (benefit) provision related to other comprehensive income	(184)	153	34	264
Other comprehensive (loss) income, net of tax	(185)	339	33	501
Comprehensive income	$678	$1,533	$2,049	$2,849
See Notes to Consolidated Financial Statements.

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,879	$3,147
Interest-bearing deposits with banks	4,275	4,095
Federal funds sold and securities purchased under agreements to resell	2	0
Total cash and cash equivalents	7,156	7,242
Restricted cash for securitization investors	253	234
Securities available for sale, at fair value	39,136	39,508
Securities held to maturity, at carrying value	23,668	22,500
Loans held for investment:
Unsecuritized loans held for investment	175,407	171,771
Restricted loans for securitization investors	34,298	36,545
Total loans held for investment	209,705	208,316
Allowance for loan and lease losses	(4,676)	(4,383)
Net loans held for investment	205,029	203,933
Loans held for sale, at lower of cost or fair value	1,066	626
Premises and equipment, net	3,602	3,685
Interest receivable	1,056	1,079
Goodwill	13,984	13,978
Other assets	15,560	15,382
Total assets	$310,510	$308,167

Liabilities:
Interest payable	$262	$254
Deposits:
Non-interest bearing deposits	25,123	25,081
Interest-bearing deposits	183,657	180,467
Total deposits	208,780	205,548
Securitized debt obligations	13,785	11,624
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,888	880
Senior and subordinated notes	19,987	18,684
Other borrowings	10,106	17,269
Total other debt	31,981	36,833
Other liabilities	9,043	8,855
Total liabilities	263,851	263,114
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $.01 per share; 50,000,000 shares authorized; 2,875,000 and 1,875,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	0	0
Common stock (par value $.01 per share; 1,000,000,000 shares authorized; 647,262,316 and 643,557,048 shares issued as of June 30, 2015 and December 31, 2014, respectively, and 542,460,867 and 553,391,311 shares outstanding as of June 30, 2015 and December 31, 2014, respectively)	6	6
Additional paid-in capital, net	29,063	27,869
Retained earnings	25,540	23,973
Accumulated other comprehensive loss	(397)	(430)
Treasury stock at cost (par value $.01 per share; 104,801,449 and 90,165,737 shares as of June 30, 2015 and December 31, 2014, respectively)	(7,553)	(6,365)
Total stockholders’ equity	46,659	45,053
Total liabilities and stockholders’ equity	$310,510	$308,167
See Notes to Consolidated Financial Statements.

64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions, except shares)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	1,875,000	$0	643,557,048	$6	$27,869	$23,973	$(430)	$(6,365)	$45,053
Comprehensive income						2,016	33		2,049
Dividends—common stock			35,028	0	3	(388)			(385)
Dividends—preferred stock						(61)			(61)
Purchases of treasury stock								(1,188)	(1,188)
Issuances of common stock and restricted stock, net of forfeitures			1,847,636	0	53				53
Exercise of stock options and warrants, tax effects of exercises and restricted stock vesting			1,822,604	0	56				56
Issuance of preferred stock (Series E)	1,000,000	0			988				988
Compensation expense for restricted stock awards and stock options					94				94
Balance as of June 30, 2015	2,875,000	$0	647,262,316	$6	$29,063	$25,540	$(397)	$(7,553)	$46,659
See Notes to Consolidated Financial Statements.

65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Operating activities:
Income from continuing operations, net of tax	$1,986	$2,328
Income from discontinued operations, net of tax	30	20
Net income	2,016	2,348
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,064	1,439
Depreciation and amortization, net	1,012	1,017
Net gain on sales of securities available for sale	(1)	(12)
Impairment losses on securities available for sale	22	6
Gain on sales of loans held for sale	(39)	(20)
Stock plan compensation expense	124	137
Loans held for sale:
Originations and purchases	(3,784)	(1,920)
Proceeds from sales and paydowns	3,562	1,449
Changes in operating assets and liabilities:
Decrease in interest receivable	26	38
(Increase) decrease in other assets	(707)	1,148
Increase in interest payable	8	2
Decrease in other liabilities	(20)	(682)
Net cash provided (used) by discontinued operations	65	(30)
Net cash provided by operating activities	4,348	4,920
Investing activities:
Securities available for sale:
Purchases	(6,035)	(5,767)
Proceeds from paydowns and maturities	3,963	3,386
Proceeds from sales	2,313	3,559
Securities held to maturity:
Purchases	(2,233)	(2,140)
Proceeds from paydowns and maturities	1,067	590
Loans:
Net increase in loans held for investment	(3,783)	(4,047)
Principal recoveries of loans previously charged off	783	802
Purchases of premises and equipment	(229)	(250)
Net cash used by other investing activities	(317)	0
Net cash used by investing activities	(4,471)	(3,867)
Financing activities:
Deposits and borrowings:
(Decrease) increase in restricted cash for securitization investors	(19)	513
Net increase in deposits	3,228	1,363
Issuance of securitized debt obligations	2,319	2,446
Maturities and paydowns of securitized debt obligations	(175)	(2,791)
Issuance of senior and subordinated notes and long-term FHLB advances	13,042	4,731
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(2,641)	(1,374)
Net decrease in other short-term borrowings	(15,192)	(4,755)
Common stock:
Net proceeds from issuances	53	51
Dividends paid	(385)	(344)
Preferred stock:
Net proceeds from issuances	$988	$484
Dividends paid	(61)	(26)
Purchases of treasury stock	(1,188)	(980)
Proceeds from share-based payment activities	68	70
Net cash provided (used) by financing activities	37	(612)
Increase (decrease) in cash and cash equivalents	(86)	441
Cash and cash equivalents at beginning of the period	7,242	6,291
Cash and cash equivalents at end of the period	$7,156	$6,732
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$229	$22
Interest paid	853	798
Income tax paid	715	884
See Notes to Consolidated Financial Statements.

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware Corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company”) offer a broad array of financial products and services to consumers, small businesses and commercial clients through branches, the internet and other distribution channels. As of June 30, 2015, our principal subsidiaries included:

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
Change in Accounting Principle
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a right of setoff exists. This newly adopted policy is preferable as it more accurately reflects the Company’s counterparty credit risk as well as our contractual rights and obligations under these arrangements. Further, this change will align our presentation with that of the majority of our peer institutions.
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
New Accounting Standards Adopted
Accounting for Repurchase Transactions
In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales. New disclosures are also required for certain transactions accounted for as secured borrowings and transfers accounted for as sales when the transferor retains substantially all of the exposure to the economic return on the transferred financial assets. Our adoption of the accounting guidance in the first quarter of 2015 did not have a significant impact on our financial condition, results of operations or liquidity as the guidance is consistent with our current practice. As required by the new guidance, the new disclosures are effective and have been provided beginning in the second quarter of 2015.
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
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued guidance raising the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a component of an entity or group of components that has been disposed by sale, disposed of other than by sale or is classified as held for sale and that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results should be reported as discontinued operations. The guidance should be applied prospectively for disposals or classifications as held for sale of components of an entity that occur within annual and interim periods beginning after December 15, 2014, with early adoption permitted in certain circumstances. Our adoption of this guidance in the first quarter of 2015 did not have any effect on our consolidated financial statements due to the prospective transition provisions.
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
Recently Issued but Not Yet Adopted Accounting Standards
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance should be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the potential impact of the new guidance on the consolidated financial statements.

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DISCONTINUED OPERATIONS
Shutdown of Mortgage Origination Operations of our Wholesale Mortgage Banking Unit
In the third quarter of 2007, we closed the mortgage origination operations of our wholesale mortgage banking unit, GreenPoint, which we acquired in December 2006 as part of the North Fork Bancorporation, Inc. (“North Fork”) acquisition. The results of the wholesale banking unit have been accounted for as a discontinued operation and are therefore not included in our results from continuing operations for the three and six months ended June 30, 2015 and 2014. We have no significant continuing involvement in these operations.
The following table summarizes the results from discontinued operations related to the closure of the mortgage origination operations of our wholesale mortgage banking unit:
Table 2.1: Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Non-interest income (expense), net	$18	$(15)	$48	$32
Income (loss) from discontinued operations before income taxes	18	(15)	48	32
Income tax provision (benefit)	7	(5)	18	12
Income (loss) from discontinued operations, net of tax	$11	$(10)	$30	$20
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment portfolio consists primarily of the following: U.S. Treasury securities; corporate debt securities guaranteed by U.S. government agencies; U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); other asset-backed securities (“ABS”); and other investments. The carrying value of our investments in U.S. Treasury securities, Agency securities and other securities guaranteed by the U.S. government or U.S. government agencies represented 89% and 86% of our total investment securities as of June 30, 2015 and December 31, 2014, respectively.
Our investment portfolio includes securities available for sale and securities held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity.
The table below presents the overview of our investment portfolio at June 30, 2015 and December 31, 2014.
Table 3.1: Overview of Investment Portfolio

(Dollars in millions)	June 30, 2015	December 31, 2014
Securities available for sale, at fair value	$39,136	$39,508
Securities held to maturity, at carrying value	23,668	22,500
Total investments	$62,804	$62,008
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2015 and December 31, 2014.
Table 3.2: Investment Securities Available for Sale

	June 30, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,411	$27	$0	$4,438
Corporate debt securities guaranteed by U.S. government agencies	425	2	(6)	421
RMBS:
Agency(2)	23,529	252	(129)	23,652
Non-agency	2,857	448	(11)	3,294
Total RMBS	26,386	700	(140)	26,946
CMBS:
Agency(2)	3,501	28	(45)	3,484
Non-agency	1,765	28	(14)	1,779
Total CMBS	5,266	56	(59)	5,263
Other ABS(3)	1,728	3	(4)	1,727
Other securities(4)	340	2	(1)	341
Total investment securities available for sale	$38,556	$790	$(210)	$39,136

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$4,114	$5	$(1)	$4,118
Corporate debt securities guaranteed by U.S. government agencies	819	1	(20)	800
RMBS:
Agency(2)	21,804	296	(105)	21,995
Non-agency	2,938	461	(13)	3,386
Total RMBS	24,742	757	(118)	25,381
CMBS:
Agency(2)	3,751	32	(60)	3,723
Non-agency	1,780	31	(15)	1,796
Total CMBS	5,531	63	(75)	5,519
Other ABS(3)	2,618	54	(10)	2,662
Other securities(4)	1,035	6	(13)	1,028
Total investment securities available for sale	$38,859	$886	$(237)	$39,508
__________

(1)
Includes non-credit related other-than-temporary impairment (“OTTI”) that remains in accumulated other comprehensive income (“AOCI”) of $10 million and $8 million as of June 30, 2015 and December 31, 2014, respectively. Substantially all of this amount is related to non-agency RMBS.

(2)	Includes Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“Ginnie Mae”).

(3)
ABS collateralized by credit card loans constituted approximately 63% and 56% of the other ABS portfolio as of June 30, 2015 and December 31, 2014, respectively, and ABS collateralized by auto dealer floor plan inventory loans and leases constituted approximately 13% and 16% of the other ABS portfolio as of June 30, 2015 and December 31, 2014, respectively.

(4)	Includes foreign government bonds, corporate bonds, municipal securities and equity investments primarily related to activities under the Community Reinvestment Act (“CRA”).
The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2015 and December 31, 2014.
Table 3.3: Investment Securities Held to Maturity

	June 30, 2015
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$198	$0	$198	$1	$0	$199
Agency RMBS	21,732	(1,118)	20,614	804	(47)	21,371
Agency CMBS	2,969	(113)	2,856	92	(7)	2,941
Total investment securities held to maturity	$24,899	$(1,231)	$23,668	$897	$(54)	$24,511

	December 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Losses Recorded in AOCI(1)	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency RMBS	$21,347	$(1,184)	$20,163	$1,047	$0	$21,210
Agency CMBS	2,457	(120)	2,337	93	(6)	2,424
Total investment securities held to maturity	$23,804	$(1,304)	$22,500	$1,140	$(6)	$23,634
__________

(1)
Represents the unrealized holding gain or loss at the date of transfer from available for sale to held to maturity, net of any subsequent accretion. Any bonds purchased into the securities held for maturity portfolio rather than transferred, will not have unrealized losses recognized in AOCI.

70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities in a Gross Unrealized Loss Position
The table below provides, by major security type, information about our securities available for sale in a gross unrealized loss position and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014.
Table 3.4: Securities in an Unrealized Loss Position

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$28	$0	$301	$(6)	$329	$(6)
RMBS:
Agency	7,942	(59)	3,479	(70)	11,421	(129)
Non-agency	355	(6)	99	(5)	454	(11)
Total RMBS	8,297	(65)	3,578	(75)	11,875	(140)
CMBS:
Agency	506	(3)	1,458	(42)	1,964	(45)
Non-agency	560	(6)	307	(8)	867	(14)
Total CMBS	1,066	(9)	1,765	(50)	2,831	(59)
Other ABS	432	0	428	(4)	860	(4)
Other securities	26	0	20	(1)	46	(1)
Total investment securities available for sale in a gross unrealized loss position	$9,849	$(74)	$6,092	$(136)	$15,941	$(210)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale:
U.S. Treasury securities	$1,499	$(1)	$0	$0	$1,499	$(1)
Corporate debt securities guaranteed by U.S. government agencies	113	(2)	557	(18)	670	(20)
RMBS:
Agency	3,917	(15)	4,413	(90)	8,330	(105)
Non-agency	412	(9)	90	(4)	502	(13)
Total RMBS	4,329	(24)	4,503	(94)	8,832	(118)
CMBS:
Agency	294	(2)	1,993	(58)	2,287	(60)
Non-agency	258	(1)	681	(14)	939	(15)
Total CMBS	552	(3)	2,674	(72)	3,226	(75)
Other ABS	783	(1)	586	(9)	1,369	(10)
Other securities	106	0	551	(13)	657	(13)
Total investment securities available for sale in a gross unrealized loss position	$7,382	$(31)	$8,871	$(206)	$16,253	$(237)

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, the amortized cost of approximately 470 securities available for sale exceeded their fair value by $210 million , of which $136 million related to investment securities that had been in a loss position for 12 months or longer. As of June 30, 2015, our investments in non-agency RMBS and CMBS, other ABS, and other securities accounted for $30 million, or 14%, of total gross unrealized losses on securities available for sale. As of June 30, 2015, the carrying value of approximately 60 securities classified as held to maturity exceeded their fair value by $54 million.
Gross unrealized losses on our investment securities have remained relatively consistent to those at December 31, 2014. The unrealized losses related to investment securities for which we have not recognized credit impairment were primarily attributable to changes in market interest rates. As discussed in more detail below, we conduct periodic reviews of all investment securities with unrealized losses to assess whether impairment is other-than-temporary. We believe the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2015.
Maturities and Yields of Investment Securities
The following tables summarize the remaining scheduled contractual maturities, assuming no prepayments, of our investment securities as of June 30, 2015.
Table 3.5: Contractual Maturities of Securities Available for Sale

	June 30, 2015
(Dollars in millions)	Amortized Cost	Fair Value
Due in 1 year or less	$841	$841
Due after 1 year through 5 years	5,724	5,758
Due after 5 years through 10 years	2,031	2,058
Due after 10 years(1)	29,960	30,479
Total	$38,556	$39,136
__________

(1)	Investments with no stated maturities, which consist of equity securities, are included with contractual maturities due after 10 years.
Table 3.6: Contractual Maturities of Securities Held to Maturity

	June 30, 2015
(Dollars in millions)	Carrying Value	Fair Value
Due after 1 year through 5 years	$198	$199
Due after 5 years through 10 years	1,148	1,221
Due after 10 years	22,322	23,091
Total	$23,668	$24,511
Because borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented above. The table below summarizes, by major security type, the expected maturities and weighted-average yields of our investment securities as of June 30, 2015.

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.7: Expected Maturities and Weighted-Average Yields of Securities

	June 30, 2015
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$551	$3,887	$0	$0	$4,438
Corporate debt securities guaranteed by U.S. government agencies	0	295	126	0	421
RMBS:
Agency	216	11,642	11,794	0	23,652
Non-agency	9	950	1,664	671	3,294
Total RMBS	225	12,592	13,458	671	26,946
CMBS:
Agency	88	1,931	1,446	19	3,484
Non-agency	158	478	1,143	0	1,779
Total CMBS	246	2,409	2,589	19	5,263
Other ABS	358	1,177	192	0	1,727
Other securities	64	62	126	89	341
Total securities available for sale	$1,444	$20,422	$16,491	$779	$39,136
Amortized cost of securities available for sale	$1,448	$20,184	$16,226	$698	$38,556
Weighted-average yield for securities available for sale(1)	1.12%	2.18%	2.94%	5.60%	2.52%
Carrying value of securities held to maturity:
U.S. Treasury securities	$0	$198	$0	$0	$198
Agency RMBS	13	638	16,658	3,305	20,614
Agency CMBS	0	60	2,457	339	2,856
Total securities held for maturity	$13	$896	$19,115	$3,644	$23,668
Fair value of securities held to maturity	$14	$917	$19,846	$3,734	$24,511
Weighted-average yield for securities held to maturity(1)	5.67%	2.95%	2.53%	3.44%	2.69%
__________

(1)	The weighted-average yield represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

73	Capital One Financial Corporation (COF)

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
If we intend to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. As of June 30, 2015, for any securities with unrealized losses recorded in AOCI, we do not intend to sell nor believe that we will be required to sell these securities prior to recovery of their amortized cost.
For those securities that we do not intend to sell nor expect to be required to sell, an analysis is performed to determine if any of the impairment is due to credit-related factors or whether it is due to other factors, such as interest rates. Credit-related impairment is recognized in earnings, with the remaining unrealized non-credit-related impairment recorded in AOCI. We determine the credit component based on the difference between the security’s amortized cost basis and the present value of its expected cash flows, discounted based on the effective yield.
The table below presents a rollforward of the credit-related OTTI recognized in earnings for the three and six months ended June 30, 2015 and 2014 on investment securities for which we had no intent to sell.
Table 3.8: Credit Impairment Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Credit loss component, beginning of period	$190	$165	$175	$160
Additions:
Initial credit impairment	0	0	5	1
Subsequent credit impairment	2	1	12	5
Total additions	2	1	17	6
Reductions due to payoffs, disposals, transfers and other	0	(1)	0	(1)
Credit loss component, end of period	$192	$165	$192	$165
Realized Gains and Losses on Securities and OTTI Recognized in Earnings
The following table presents the gross realized gains and losses on the sale and redemption of securities available for sale, and the OTTI losses recognized in earnings for the three and six months ended June 30, 2015 and 2014. We also present the proceeds from the sale of securities available for sale for the periods presented. We did not sell any investment securities that are held to maturity.

74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 3.9: Realized Gains and Losses and OTTI Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Realized gains (losses):
Gross realized gains	$8	$2	$17	$34
Gross realized losses	(9)	(3)	(16)	(22)
Net realized (losses) gains	(1)	(1)	1	12
OTTI recognized in earnings:
Credit-related OTTI	(2)	(1)	(17)	(6)
Intent-to-sell OTTI	(5)	0	(5)	0
Total OTTI recognized in earnings	(7)	(1)	(22)	(6)
Net securities (losses) gains	$(8)	$(2)	$(21)	$6

Total proceeds from sales	$971	$583	$2,313	$3,559
Securities Pledged and Received
As part of our liquidity management strategy, we pledge securities to secure borrowings from counterparties including the Federal Home Loan Banks and the Federal Reserve. We also pledge securities to secure trust and public deposits and for other purposes as required or permitted by law. We pledged securities available for sale with a fair value of $2.1 billion and $3.5 billion as of June 30, 2015 and December 31, 2014, respectively. We pledged securities held to maturity with a carrying value of $9.3 billion and $9.0 billion as of June 30, 2015 and December 31, 2014, respectively. Of the total securities pledged as collateral, we have encumbered $11.0 billion and $10.6 billion as of June 30, 2015 and December 31, 2014, respectively, primarily related to Public Fund deposits and our derivative transactions. We accepted pledges of securities with a fair value of $16 million and $91 million as of June 30, 2015 and December 31, 2014, respectively, primarily related to our derivative transactions.
Acquired Securities
The table below presents the outstanding balance and carrying value of the acquired credit-impaired debt securities as of June 30, 2015 and December 31, 2014.
Table 3.10: Outstanding Balance and Carrying Value of Acquired Securities

(Dollars in millions)	June 30, 2015	December 31, 2014
Outstanding balance	$3,526	$3,768
Carrying value	2,677	2,839
Changes in Accretable Yield of Acquired Securities
The following table presents changes in the accretable yield related to the acquired credit-impaired debt securities:
Table 3.11: Changes in the Accretable Yield of Acquired Credit-Impaired Debt Securities

(Dollars in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Accretable yield, beginning of period	$1,171	$1,250
Accretion recognized in earnings	(62)	(123)
Reduction due to payoffs, disposals, transfers and other	0	(1)
Net reclassifications from nonaccretable difference	83	66
Accretable yield, end of period	$1,192	$1,192

75	Capital One Financial Corporation (COF)

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
Our portfolio of loans held for investment also includes loans acquired in the ING Direct, CCB and 2012 U.S. card acquisitions. These loans were recorded at fair value at the date of each acquisition and are referred to as Acquired Loans. The substantial majority of the loans purchased in the 2012 U.S. card acquisition had existing revolving privileges; therefore, they were excluded from Acquired Loans and accounted for based on contractual cash flows at acquisition. See “Note 1—Summary of Significant Accounting Policies” in our 2014 Form 10-K for additional information on accounting guidance for these loans.
Credit Quality
We closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency ratios are an indicator, among other considerations, of credit risk within our loan portfolio. The level of nonperforming loans represents another indicator of the potential for future credit losses. Accordingly, key metrics we track and use in evaluating the credit quality of our loan portfolio include delinquency and nonperforming loan rates, as well as net charge-off rates and our internal risk ratings of larger balance commercial loans. The table below presents the composition and an aging analysis of our loans held for investment portfolio, which includes restricted loans for securitization investors, as of June 30, 2015 and December 31, 2014. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2015
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$76,741	$777	$489	$977	$2,243	$0	$78,984
International credit card	7,949	108	60	102	270	0	8,219
Total credit card	84,690	885	549	1,079	2,513	0	87,203
Consumer Banking:
Auto	37,598	1,573	660	160	2,393	0	39,991
Home loan	6,553	45	27	191	263	20,779	27,595
Retail banking	3,507	16	10	20	46	37	3,590
Total consumer banking	47,658	1,634	697	371	2,702	20,816	71,176
Commercial Banking:
Commercial and multifamily real estate	22,809	19	0	21	40	37	22,886
Commercial and industrial	27,267	101	12	163	276	117	27,660
Total commercial lending	50,076	120	12	184	316	154	50,546
Small-ticket commercial real estate	680	2	2	1	5	0	685
Total commercial banking	50,756	122	14	185	321	154	51,231
Other loans	82	4	2	7	13	0	95
Total loans(2)	$183,186	$2,645	$1,262	$1,642	$5,549	$20,970	$209,705
% of Total loans	87.35%	1.26%	0.60%	0.79%	2.65%	10.00%	100.00%

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Acquired Loans	Total Loans
Credit Card:
Domestic credit card(1)	$75,143	$790	$567	$1,181	$2,538	$23	$77,704
International credit card	7,878	114	69	111	294	0	8,172
Total credit card	83,021	904	636	1,292	2,832	23	85,876
Consumer Banking:
Auto	35,142	1,751	734	197	2,682	0	37,824
Home loan	6,492	57	27	218	302	23,241	30,035
Retail banking	3,496	17	7	16	40	44	3,580
Total consumer banking	45,130	1,825	768	431	3,024	23,285	71,439
Commercial Banking:
Commercial and multifamily real estate	22,974	74	7	36	117	46	23,137
Commercial and industrial	26,753	29	10	34	73	146	26,972
Total commercial lending	49,727	103	17	70	190	192	50,109
Small-ticket commercial real estate	771	6	1	3	10	0	781
Total commercial banking	50,498	109	18	73	200	192	50,890
Other loans	97	3	2	9	14	0	111
Total loans(2)	$178,746	$2,841	$1,424	$1,805	$6,070	$23,500	$208,316
% of Total loans	85.81%	1.36%	0.68%	0.87%	2.91%	11.28%	100.00%
__________

(1)	Includes installment loans of $107 million and $144 million as of June 30, 2015 and December 31, 2014, respectively.

(2)
Loans as presented are net of unearned income, unamortized premiums and discounts, and unamortized deferred fees and costs totaling $935 million and $1.1 billion as of June 30, 2015 and December 31, 2014, respectively.

We had total loans held for sale of $1.1 billion and $626 million as of June 30, 2015 and December 31, 2014, respectively.
Table 4.2 presents loans 90 days or more past due that continue to accrue interest and loans classified as nonperforming as of June 30, 2015 and December 31, 2014.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans(1)

	June 30, 2015		December 31, 2014
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Credit Card:
Domestic credit card	$977	$0	$1,181	$0
International credit card	64	68	73	70
Total credit card	1,041	68	1,254	70
Consumer Banking:
Auto	0	160	0	197
Home loan	0	313	0	330
Retail banking	1	28	1	22
Total consumer banking	1	501	1	549
Commercial Banking:
Commercial and multifamily real estate	0	27	7	62
Commercial and industrial	6	433	1	106
Total commercial lending	6	460	8	168

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015		December 31, 2014
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	> 90 Days and Accruing	Nonperforming Loans
Small-ticket commercial real estate	0	3	0	7
Total commercial banking	6	463	8	175
Other loans	0	10	0	15
Total	$1,048	$1,042	$1,263	$809
% of Total loans	0.50%	0.50%	0.61%	0.39%
__________

(1)	Nonperforming loans generally include loans that have been placed on nonaccrual status. Acquired Loans are excluded from loans reported as 90 days and accruing interest as well as nonperforming loans.
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
The table below displays the geographic profile of our credit card loan portfolio and delinquency statistics as of June 30, 2015 and December 31, 2014. We also present net charge-offs for the three and six months ended June 30, 2015 and 2014.
Table 4.3: Credit Card: Risk Profile by Geographic Region and Delinquency Status

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Domestic credit card:
California	$8,891	10.2%	$8,574	10.0%
New York	5,785	6.6	5,610	6.5
Texas	5,581	6.4	5,382	6.3
Florida	4,968	5.7	4,794	5.6
Illinois	3,733	4.3	3,747	4.4
Pennsylvania	3,430	3.9	3,581	4.2
Ohio	3,050	3.5	3,075	3.6
New Jersey	2,903	3.3	2,868	3.3
Michigan	2,665	3.1	2,681	3.1
Other	37,978	43.6	37,392	43.5
Total domestic credit card	78,984	90.6	77,704	90.5
International credit card:
Canada	4,867	5.6	4,747	5.5
United Kingdom	3,352	3.8	3,425	4.0
Total international credit card	8,219	9.4	8,172	9.5
Total credit card	$87,203	100.0%	$85,876	100.0%
Selected credit metrics:(2)
30+ day delinquencies	$2,513	2.88%	$2,832	3.30%
90+ day delinquencies	1,079	1.24	1,292	1.50
__________

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Percentages by geographic region within the domestic and international credit card portfolios are calculated based on the total held for investment credit card loans as of the end of the reported period.

(2)	Calculated by dividing delinquent credit card loans by the total balance of credit card loans held for investment as of the end of the reported period.
Table 4.4: Credit Card: Net Charge-offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Domestic credit card	$650	3.42%	$610	3.52%	$1,314	3.49%	$1,310	3.77%
International credit card	53	2.65	75	3.93	108	2.73	155	4.05
Total credit card	$703	3.35	$685	3.56	$1,422	3.42	$1,465	3.79
__________

(1)	Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period.
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
The table below displays the geographic profile of our consumer banking loan portfolio, including Acquired Loans. We also present the delinquency and nonperforming loan rates of our consumer banking loan portfolio as of June 30, 2015 and December 31, 2014, and net charge-offs for the three and six months ended June 30, 2015 and 2014.
Table 4.5: Consumer Banking: Risk Profile by Geographic Region, Delinquency Status and Performing Status

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Auto:
Texas	$5,383	7.6%	$5,248	7.4%
California	4,367	6.1	4,081	5.7
Florida	3,062	4.3	2,737	3.8
Georgia	2,169	3.1	2,066	2.9
Louisiana	1,872	2.6	1,773	2.5
Illinois	1,784	2.5	1,676	2.4
Ohio	1,654	2.3	1,566	2.2
Other	19,700	27.7	18,677	26.1
Total auto	39,991	56.2	37,824	53.0
Home loan:
California	6,412	9.0	6,943	9.7
New York	2,313	3.2	2,452	3.4
Illinois	1,697	2.4	1,873	2.6
Maryland	1,624	2.3	1,720	2.4
Virginia	1,452	2.0	1,538	2.2
New Jersey	1,405	2.0	1,529	2.1
Florida	1,253	1.8	1,375	1.9

79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015		December 31, 2014
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)
Other	11,439	16.1	12,605	17.7
Total home loan	27,595	38.8	30,035	42.0
Retail banking:
Louisiana	1,128	1.6	1,120	1.5
New York	891	1.2	881	1.2
Texas	752	1.0	756	1.1
New Jersey	255	0.4	265	0.4
Maryland	170	0.2	167	0.2
Virginia	142	0.2	132	0.2
California	49	0.1	52	0.1
Other	203	0.3	207	0.3
Total retail banking	3,590	5.0	3,580	5.0
Total consumer banking	$71,176	100.0%	$71,439	100.0%

	June 30, 2015						December 31, 2014
	30+ day Delinquencies		90+ day Delinquencies		Nonperforming Loans		30+ day Delinquencies		90+ day Delinquencies		Nonperforming Loans
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Auto	$2,393	5.98%	$160	0.40%	$160	0.40%	$2,682	7.09%	$197	0.52%	$197	0.52%
Home Loan(2)	263	0.95	191	0.69	313	1.13	302	1.01	218	0.73	330	1.10
Retail Banking	46	1.28	20	0.55	28	0.79	40	1.11	16	0.44	22	0.61
Total Consumer Banking(2)	$2,702	3.80	$371	0.52	$501	0.70	$3,024	4.23	$431	0.60	$549	0.77
__________

(1)	Percentages by geographic region are calculated based on the total held for investment consumer banking loans as of the end of the reported period.

(2)
Excluding the impact of Acquired Loans, the 30+ day delinquency rates, 90+ day delinquency rates, and the nonperforming loans rates for our home loan portfolio were 3.85%, 2.81% and 4.59% as of June 30, 2015; and 4.45%, 3.21% and 4.86% as of December 31, 2014; and for the total consumer banking loan portfolio were 5.36%, 0.74% and 1.00% as of June 30, 2015; and 6.28%, 0.89% and 1.14% as of December 31, 2014.

Table 4.6: Consumer Banking: Net Charge-offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Net charge-offs:
Auto	$121	1.22%	$111	1.31%	$269	1.38%	$245	1.48%
Home loan	3	0.04	5	0.05	5	0.03	10	0.06
Retail banking	12	1.39	6	0.70	21	1.18	15	0.82
Total consumer banking	$136	0.76	$122	0.69	$295	0.83	$270	0.76
__________

(1)
Calculated for each loan category by dividing annualized net charge-offs for the period by average loans held for investment during the period. Excluding the impact of Acquired Loans, the net charge-off rates for our home loan portfolio and the total consumer banking loan portfolio were 0.16% and 1.09%, respectively, for the three months ended June 30, 2015, compared to 0.25% and1.09%, respectively, for the three months ended June 30, 2014; and 0.13% and 1.19%, respectively, for the six months ended June 30, 2015, compared to 0.27% and 1.23%, respectively, for the six months ended June 30, 2014.

80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Home Loan
Our home loan portfolio consists of both first-lien and second-lien residential mortgage loans. In evaluating the credit quality and risk of our home loan portfolio, we continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall home loan portfolio, such as vintage, geographic concentrations, lien priority and product type. Certain loan concentrations have experienced higher delinquency rates as a result of the significant decline in home prices after the peak in 2006 and subsequent rise in unemployment. These loan concentrations include loans originated between 2006 and 2008 in an environment of decreasing home sales, broadly declining home prices and more relaxed underwriting standards.
The following table presents the distribution of our home loan portfolio as of June 30, 2015 and December 31, 2014, based on selected key risk characteristics.
Table 4.7: Home Loan: Risk Profile by Vintage, Geography, Lien Priority and Interest Rate Type

	June 30, 2015
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,554	9.3%	$5,271	19.1%	$7,825	28.4%
2007	294	1.1	4,475	16.2	4,769	17.3
2008	172	0.6	3,155	11.4	3,327	12.0
2009	106	0.4	1,735	6.3	1,841	6.7
2010	107	0.4	2,590	9.4	2,697	9.8
2011	196	0.7	2,963	10.7	3,159	11.4
2012	1,443	5.2	461	1.7	1,904	6.9
2013	604	2.2	75	0.3	679	2.5
2014	720	2.6	31	0.1	751	2.7
2015	620	2.2	23	0.1	643	2.3
Total	$6,816	24.7%	$20,779	75.3%	$27,595	100.0%
Geographic concentration:(3)
California	$939	3.4%	$5,473	19.8%	$6,412	23.2%
New York	1,336	4.9	977	3.5	2,313	8.4
Illinois	94	0.3	1,603	5.8	1,697	6.1
Maryland	484	1.8	1,140	4.1	1,624	5.9
Virginia	410	1.5	1,042	3.8	1,452	5.3
New Jersey	334	1.2	1,071	3.9	1,405	5.1
Florida	163	0.6	1,090	3.9	1,253	4.5
Arizona	87	0.3	1,109	4.0	1,196	4.3
Louisiana	1,140	4.1	33	0.2	1,173	4.3
Washington	110	0.4	913	3.3	1,023	3.7
Other	1,719	6.2	6,328	23.0	8,047	29.2
Total	$6,816	24.7%	$20,779	75.3%	$27,595	100.0%
Lien type:
1st lien	$5,807	21.0%	$20,444	74.1%	$26,251	95.1%
2nd lien	1,009	3.7	335	1.2	1,344	4.9
Total	$6,816	24.7%	$20,779	75.3%	$27,595	100.0%
Interest rate type:
Fixed rate	$2,654	9.6%	$2,516	9.1%	$5,170	18.7%
Adjustable rate	4,162	15.1	18,263	66.2	22,425	81.3
Total	$6,816	24.7%	$20,779	75.3%	$27,595	100.0%

81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Loans		Acquired Loans		Total Home Loans
(Dollars in millions)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Origination year:(2)
< = 2006	$2,827	9.4%	$5,715	19.1%	$8,542	28.5%
2007	320	1.1	4,766	15.8	5,086	16.9
2008	187	0.6	3,494	11.7	3,681	12.3
2009	107	0.4	1,999	6.6	2,106	7.0
2010	120	0.4	3,108	10.3	3,228	10.7
2011	221	0.7	3,507	11.7	3,728	12.4
2012	1,620	5.4	533	1.8	2,153	7.2
2013	661	2.2	85	0.3	746	2.5
2014	731	2.4	34	0.1	765	2.5
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Geographic concentration:(3)
California	$924	3.1%	$6,019	20.0%	$6,943	23.1%
New York	1,379	4.6	1,073	3.6	2,452	8.2
Illinois	86	0.3	1,787	5.9	1,873	6.2
Maryland	457	1.5	1,263	4.2	1,720	5.7
Virginia	385	1.3	1,153	3.8	1,538	5.1
New Jersey	341	1.1	1,188	4.0	1,529	5.1
Florida	161	0.5	1,214	4.1	1,375	4.6
Arizona	89	0.3	1,215	4.1	1,304	4.4
Louisiana	1,205	4.0	38	0.1	1,243	4.1
Washington	109	0.4	1,038	3.4	1,147	3.8
Other	1,658	5.5	7,253	24.2	8,911	29.7
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Lien type:
1st lien	$5,756	19.2%	$22,883	76.2%	$28,639	95.4%
2nd lien	1,038	3.4	358	1.2	1,396	4.6
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
Interest rate type:
Fixed rate	$2,446	8.1%	$2,840	9.5%	$5,286	17.6%
Adjustable rate	4,348	14.5	20,401	67.9	24,749	82.4
Total	$6,794	22.6%	$23,241	77.4%	$30,035	100.0%
__________

(1)	Percentages within each risk category are calculated based on total home loans held for investment.

(2)	The Acquired Loans origination balances in the years subsequent to 2012 are related to refinancing of previously acquired home loans.

(3)	Represents the ten states in which we have the highest concentration of home loans.
Our recorded investment in home loans for properties that are in process of foreclosure was $543 million as of June 30, 2015. We commence the foreclosure process on home loans when a borrower becomes at least 120 days delinquent in accordance with Consumer Financial Protection Bureau regulations. Foreclosure procedures and time lines vary according to state law. As of June 30, 2015 and December 31, 2014, the carrying value of the foreclosed residential real estate properties which we hold and report as other assets on our consolidated balance sheet totaled $125 million and $131 million, respectively.

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
The following table presents the geographic distribution and internal risk ratings of our commercial loan portfolio as of June 30, 2015 and December 31, 2014.
Table 4.8: Commercial Banking: Risk Profile by Geographic Region and Internal Risk Rating

	June 30, 2015
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$14,514	63.4%	$6,498	23.5%	$419	61.2%	$21,431	41.8%
Mid-Atlantic	2,558	11.2	2,084	7.5	27	3.9	4,669	9.1
South	3,436	15.0	12,028	43.5	43	6.3	15,507	30.3
Other	2,378	10.4	7,050	25.5	196	28.6	9,624	18.8
Total	$22,886	100.0%	$27,660	100.0%	$685	100.0%	$51,231	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$22,453	98.1%	$25,869	93.5%	$679	99.1%	$49,001	95.7%
Criticized performing	406	1.8	1,358	4.9	3	0.4	1,767	3.4
Criticized nonperforming	27	0.1	433	1.6	3	0.5	463	0.9
Total	$22,886	100.0%	$27,660	100.0%	$685	100.0%	$51,231	100.0%

83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
(Dollars in millions)	Commercial and Multifamily Real Estate	% of Total(1)	Commercial and Industrial	% of Total(1)	Small-ticket Commercial Real Estate	% of Total(1)	Total Commercial Banking	% of Total(1)
Geographic concentration:(2)
Loans:
Northeast	$15,135	65.4%	$6,384	23.7%	$478	61.2%	$21,997	43.2%
Mid-Atlantic	2,491	10.8	2,121	7.9	30	3.8	4,642	9.1
South	3,070	13.3	12,310	45.6	48	6.2	15,428	30.3
Other	2,441	10.5	6,157	22.8	225	28.8	8,823	17.4
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
Internal risk rating:(3)
Loans:
Noncriticized	$22,535	97.4%	$25,982	96.3%	$767	98.2%	$49,284	96.9%
Criticized performing	540	2.3	884	3.3	7	0.9	1,431	2.8
Criticized nonperforming	62	0.3	106	0.4	7	0.9	175	0.3
Total	$23,137	100.0%	$26,972	100.0%	$781	100.0%	$50,890	100.0%
__________

(1)	Percentages calculated based on total held for investment commercial loans in each respective loan category as of the end of the reported period.

(2)	Northeast consists of CT, ME, MA, NH, NJ, NY, PA and VT. Mid-Atlantic consists of DE, DC, MD, VA and WV. South consists of AL, AR, FL, GA, KY, LA, MS, MO, NC, SC, TN and TX.

(3)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.
Impaired Loans
The following table presents information about our impaired loans, excluding the impact of Acquired Loans, which is reported separately as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014:
Table 4.9: Impaired Loans(1)

	June 30, 2015
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$532	$0	$532	$139	$393	$517
International credit card	138	0	138	67	71	133
Total credit card(2)	670	0	670	206	464	650
Consumer Banking:
Auto(3)	254	207	461	21	440	732
Home loan	215	148	363	15	348	460
Retail banking	51	6	57	11	46	59
Total consumer banking	520	361	881	47	834	1,251
Commercial Banking:
Commercial and multifamily real estate	95	11	106	19	87	118
Commercial and industrial	299	265	564	53	511	592
Total commercial lending	394	276	670	72	598	710
Small-ticket commercial real estate	4	0	4	0	4	4
Total commercial banking	398	276	674	72	602	714
Total	$1,588	$637	$2,225	$325	$1,900	$2,615

84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$535	$14	$539	$28
International credit card	136	3	139	5
Total credit card(2)	671	17	678	33
Consumer Banking:
Auto(3)	457	20	450	41
Home loan	364	1	365	2
Retail banking	56	1	54	1
Total consumer banking	877	22	869	44
Commercial Banking:
Commercial and multifamily real estate	113	1	124	2
Commercial and industrial	388	1	330	2
Total commercial lending	501	2	454	4
Small-ticket commercial real estate	8	0	8	0
Total commercial banking	509	2	462	4
Total	$2,057	$41	$2,009	$81

	December 31, 2014
(Dollars in millions)	With an Allowance	Without an Allowance	Total Recorded Investment	Related Allowance	Net Recorded Investment	Unpaid Principal Balance
Credit Card:
Domestic credit card	$546	$0	$546	$145	$401	$531
International credit card	146	0	146	74	72	141
Total credit card(2)	692	0	692	219	473	672
Consumer Banking:
Auto(3)	230	205	435	19	416	694
Home loan	218	149	367	17	350	472
Retail banking	45	5	50	6	44	52
Total consumer banking	493	359	852	42	810	1,218
Commercial Banking:
Commercial and multifamily real estate	120	26	146	23	123	163
Commercial and industrial	161	55	216	16	200	233
Total commercial lending	281	81	362	39	323	396
Small-ticket commercial real estate	3	5	8	0	8	10
Total commercial banking	284	86	370	39	331	406
Total	$1,469	$445	$1,914	$300	$1,614	$2,296

85	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Credit Card:
Domestic credit card	$573	$15	$585	$30
International credit card	165	3	167	6
Total credit card(2)	738	18	752	36
Consumer Banking:
Auto(3)	373	17	367	34
Home loan	408	2	404	3
Retail banking	77	0	81	1
Total consumer banking	858	19	852	38
Commercial Banking:
Commercial and multifamily real estate	200	1	180	3
Commercial and industrial	178	1	180	2
Total commercial lending	378	2	360	5
Small-ticket commercial real estate	11	0	9	0
Total commercial banking	389	2	369	5
Total	$1,985	$39	$1,973	$79
__________

(1)	Impaired loans include loans modified in Troubled Debt Restructurings (“TDRs”), all nonperforming commercial loans, and nonperforming home loans with a specific impairment.

(2)	Credit card loans include finance charges and fees.

(3)	Although auto loans from loan recovery inventory are not reported in our loans held for investment, they are included as impaired loans above since they are reported as TDRs.
Loans modified in TDRs accounted for $1.7 billion of the impaired loans presented above as of both June 30, 2015 and December 31, 2014. Consumer TDRs classified as performing totaled $1.0 billion as of both June 30, 2015 and December 31, 2014. Commercial TDRs classified as performing totaled $211 million and $194 million as of June 30, 2015 and December 31, 2014, respectively.
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types, recorded investment amounts and financial effects of loans modified in TDRs during the three and six months ended June 30, 2015 and 2014:

86	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 4.10: Troubled Debt Restructurings

	Total Loans Modified(1)	Three Months Ended June 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$68	100%	12.03%	0%	0	0%	$0
International credit card	30	100	25.95	0	0	0	0
Total credit card	98	100	16.25	0	0	0	0
Consumer Banking:
Auto	81	40	4.11	68	7	31	23
Home loan	10	37	3.17	60	188	23	0
Retail banking	5	3	6.93	76	7	0	0
Total consumer banking	96	37	4.03	67	23	29	23
Commercial Banking:
Commercial and multifamily real estate	0	0	0.00	0	0	100	0
Commercial and industrial	30	0	1.14	98	4	0	0
Total commercial lending	30	0	1.14	98	4	0	0
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	31	0	1.14	97	4	0	0
Total	$225	60	12.98	42	17	12	$23

	Total Loans Modified(1)	Six Months Ended June 30, 2015
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$140	100%	12.08%	0%	0	0%	$0
International credit card	62	100	25.86	0	0	0	0
Total credit card	202	100	16.32	0	0	0	0
Consumer Banking:
Auto	169	41	2.82	69	8	30	45
Home loan	17	50	2.98	62	181	13	0
Retail banking	10	31	8.09	83	6	0	0
Total consumer banking	196	41	3.05	70	22	27	45
Commercial Banking:
Commercial and multifamily real estate	3	0	0.00	97	34	78	1
Commercial and industrial	51	0	1.50	59	5	0	0
Total commercial lending	54	0	1.50	61	7	4	1
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	55	0	1.50	60	7	4	1
Total	$453	62	12.55	37	19	12	$46

87	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Loans Modified(1)	Three Months Ended June 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$64	100%	11.54%	0%	0	0%	$0
International credit card	38	100	25.46	0	0	0	0
Total credit card	102	100	16.83	0	0	0	0
Consumer Banking:
Auto	69	32	1.45	58	9	41	25
Home loan	11	38	2.32	33	164	4	0
Retail banking	2	5	7.57	95	10	0	0
Total consumer banking	82	32	1.62	56	22	34	25
Commercial Banking:
Commercial and multifamily real estate	4	0	0.00	0	0	100	2
Commercial and industrial	12	0	0.00	57	11	0	0
Total commercial lending	16	0	0.00	42	11	26	2
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	17	0	0.00	39	11	24	2
Total	$201	64	13.73	26	20	16	$27

	Total Loans Modified(1)	Six Months Ended June 30, 2014
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)		% of TDR Activity(2)(3)	Average Rate Reduction(4)	% of TDR Activity(3)(5)	Average Term Extension (Months)(6)	% of TDR Activity(3)(7)	Gross Balance Reduction(8)
Credit Card:
Domestic credit card	$131	100%	11.52%	0%	0	0%	$0
International credit card	81	100	25.33	0	0	0	0
Total credit card	212	100	16.83	0	0	0	0
Consumer Banking:
Auto	146	36	1.02	63	9	36	47
Home loan	19	30	2.04	32	153	8	1
Retail banking	8	7	5.07	71	7	0	0
Total consumer banking	173	34	1.16	60	18	31	48
Commercial Banking:
Commercial and multifamily real estate	66	31	1.28	94	8	6	2
Commercial and industrial	13	0	0.00	58	11	0	0
Total commercial lending	79	26	1.10	88	9	5	2
Small-ticket commercial real estate	1	0	0.00	0	0	0	0
Total commercial banking	80	26	1.08	87	9	5	2
Total	$465	63	12.55	37	14	13	$50
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
Table 4.11: TDR - Subsequent Defaults

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,661	$16	19,328	$32
International credit card(1)	8,624	23	17,172	43
Total credit card	18,285	39	36,500	75
Consumer Banking:
Auto	2,128	24	3,875	44
Home loan	2	0	7	0
Retail banking	4	0	14	1
Total consumer banking	2,134	24	3,896	45
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	3	17	3	17
Total commercial lending	3	17	3	17
Small-ticket commercial real estate	0	0	0	0
Total commercial banking	3	17	3	17
Total	20,422	$80	40,399	$137

89	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
(Dollars in millions)	Number of Contracts	Total Loans	Number of Contracts	Total Loans
Credit Card:
Domestic credit card	9,559	$15	20,620	$31
International credit card(1)	9,883	30	20,404	60
Total credit card	19,442	45	41,024	91
Consumer Banking:
Auto	1,651	18	2,973	31
Home loan	4	0	10	2
Retail banking	15	2	40	9
Total consumer banking	1,670	20	3,023	42
Commercial Banking:
Commercial and multifamily real estate	1	0	4	6
Commercial and industrial	1	1	2	1
Total commercial lending	2	1	6	7
Small-ticket commercial real estate	2	1	8	3
Total commercial banking	4	2	14	10
Total	21,116	$67	44,061	$143
_______________

(1)
The regulatory regime in the U.K. requires U.K. credit card businesses to accept payment plan proposals even when the proposed payments are less than the contractual minimum amount. As a result, loans entering long-term TDR payment programs in the U.K. typically continue to age and ultimately charge-off even when fully in compliance with the TDR program terms.

Acquired Loans Accounted for Based on Expected Cash Flows
Outstanding Balance and Carrying Value of Acquired Loans
The table below presents the outstanding balance and the carrying value of loans from the ING Direct, CCB and 2012 U.S. card acquisitions accounted for based on expected cash flows as of June 30, 2015 and December 31, 2014. The table separately displays loans considered credit-impaired at acquisition and loans not considered credit-impaired at acquisition.
Table 4.12: Acquired Loans Accounted for Based on Expected Cash Flows

	June 30, 2015			December 31, 2014
(Dollars in millions)	Total	Impaired Loans	Non-Impaired Loans	Total	Impaired Loans	Non-Impaired Loans
Outstanding balance	$22,604	$4,006	$18,598	$25,201	$4,279	$20,922
Carrying value(1)	20,974	2,699	18,275	23,519	2,882	20,637
__________

(1)
Includes $34 million and $27 million of allowance for loan and lease losses for these loans as of June 30, 2015 and December 31, 2014, respectively. We recorded a $7 million provision and a $6 million release of the allowance for credit losses for the six months ended June 30, 2015 and 2014, respectively, for certain pools of Acquired Loans.

90	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accretable Yield
The following table presents changes in the accretable yield on loans related to the CCB, ING Direct, and 2012 U.S. card acquisitions:
Table 4.13: Changes in Accretable Yield on Acquired Loans

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in millions)	Total Loans	Impaired Loans	Non-Impaired Loans	Total Loans	Impaired Loans	Non-Impaired Loans
Accretable yield, beginning of period	$4,561	$1,527	$3,034	$4,653	$1,485	$3,168
Accretion recognized in earnings	(208)	(70)	(138)	(445)	(157)	(288)
Reclassifications from (to) nonaccretable difference for loans with changing cash flows(1)	(1)	0	(1)	34	45	(11)
Changes in accretable yield for non-credit related changes in expected cash flows(2)	(355)	(45)	(310)	(245)	39	(284)
Accretable yield, end of period	$3,997	$1,412	$2,585	$3,997	$1,412	$2,585
__________

(1)	Represents changes in accretable yield for those loans in pools that are driven primarily by credit performance.

(2)	Represents changes in accretable yield for those loans in pools that are driven primarily by changes in actual and estimated prepayments.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of arrangements, both by individual customer and in total, by monitoring the size and maturity structure of these portfolios and by applying the same credit standards for all of our credit activities. Unused credit card lines available to our customers totaled $306.5 billion and $292.9 billion as of June 30, 2015 and December 31, 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
In addition to available unused credit card lines, we enter into commitments to extend credit that are legally binding conditional agreements having fixed expirations or termination dates and specified interest rates and purposes. These commitments generally require customers to maintain certain credit standards. Collateral requirements and loan-to-value (“LTV”) ratios are the same as those for funded transactions and are established based on management’s credit assessment of the customer. These commitments may expire without being drawn upon; therefore, the total commitment amount does not necessarily represent future funding requirements. The outstanding unfunded commitments to extend credit, other than credit card lines, were approximately $23.8 billion and $24.5 billion, which included $1.2 billion and $924 million advised lines of credit as of June 30, 2015 and December 31, 2014, respectively. Advised lines of credit are not considered legally binding commitments as funding is subject to our satisfactory evaluation of the customer at the time credit is requested.

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
We have certain credit card partnership arrangements in which our partner agrees to share in a portion of the credit losses associated with the partnership. The loss sharing amounts due from these partners resulted in reductions in reported charge-offs of $45 million and $39 million for the three months ended June 30, 2015 and 2014, respectively, and $89 million and $81 million for the six months ended June 30, 2015 and 2014, respectively, and reductions in the provision for loan and lease losses of $62 million and $46 million for the three months ended June 30, 2015 and 2014, respectively, and $119 million and $81 million for the six months ended June 30, 2015 and 2014, respectively. The expected reimbursement from these partners, which is netted against our allowance for loan and lease losses, was approximately $173 million and $143 million as of June 30, 2015 and December 31, 2014, respectively. See “Note 1—Summary of Significant Accounting Policies” of our 2014 Form 10-K for further discussion on our card partnership agreements.
The table below summarizes changes in the allowance for loan and lease losses, by portfolio segment, for the three and six months ended June 30, 2015 and 2014.
Table 5.1: Allowance for Loan and Lease Losses

	Three Months Ended June 30, 2015
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of March 31, 2015	$3,130	$697	$68	$61	$826	$444	$5	$4,405	$121	$4,526
Provision for credit losses	895	168	0	17	185	35	0	1,115	14	1,129
Charge-offs	(988)	(203)	(5)	(17)	(225)	(11)	(2)	(1,226)	0	(1,226)
Recoveries	285	82	2	5	89	4	2	380	0	380
Net charge-offs	(703)	(121)	(3)	(12)	(136)	(7)	0	(846)	0	(846)
Other changes(2)	2	0	0	0	0	0	0	2	0	2
Balance as of June 30, 2015	$3,324	$744	$65	$66	$875	$472	$5	$4,676	$135	$4,811

92	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2014	$3,204	$661	$62	$56	$779	$395	$5	$4,383	$113	$4,496
Provision for credit losses	1,564	352	8	31	391	87	0	2,042	22	2,064
Charge-offs	(2,010)	(436)	(9)	(30)	(475)	(20)	(5)	(2,510)	0	(2,510)
Recoveries	588	167	4	9	180	10	5	783	0	783
Net charge-offs	(1,422)	(269)	(5)	(21)	(295)	(10)	0	(1,727)	0	(1,727)
Other changes(2)	(22)	0	0	0	0	0	0	(22)	0	(22)
Balance as of June 30, 2015	$3,324	$744	$65	$66	$875	$472	$5	$4,676	$135	$4,811

	Three Months Ended June 30, 2014
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of March 31, 2014	$2,984	$608	$72	$64	$744	$362	$8	$4,098	$99	$4,197
Provision (benefit) for credit losses	549	145	0	(2)	143	9	0	701	3	704
Charge-offs	(995)	(183)	(8)	(14)	(205)	(8)	(4)	(1,212)	0	(1,212)
Recoveries	310	72	3	8	83	5	2	400	0	400
Net charge-offs	(685)	(111)	(5)	(6)	(122)	(3)	(2)	(812)	0	(812)
Other changes(2)	10	0	0	0	0	0	1	11	0	11
Balance as of June 30, 2014	$2,858	$642	$67	$56	$765	$368	$7	$3,998	$102	$4,100

	Six Months Ended June 30, 2014
	Credit Card	Consumer Banking				Commercial Banking	Other(1)	Total Allowance	Unfunded Lending Commitments Reserve	Combined Allowance & Unfunded Reserve
(Dollars in millions)		Auto	Home Loan	Retail Banking	Total Consumer Banking
Balance as of December 31, 2013	$3,214	$606	$83	$63	$752	$338	$11	$4,315	$87	$4,402
Provision (benefit) for credit losses	1,107	281	(6)	8	283	37	(3)	1,424	15	1,439
Charge-offs	(2,090)	(388)	(19)	(29)	(436)	(15)	(6)	(2,547)	0	(2,547)
Recoveries	625	143	9	14	166	8	5	804	0	804
Net charge-offs	(1,465)	(245)	(10)	(15)	(270)	(7)	(1)	(1,743)	0	(1,743)
Other changes(2)	2	0	0	0	0	0	0	2	0	2
Balance as of June 30, 2014	$2,858	$642	$67	$56	$765	$368	$7	$3,998	$102	$4,100
_________

(1)	Other consists of our discontinued GreenPoint mortgage operations loan portfolio and our community redevelopment loan portfolio.

(2)	Represents foreign currency translation adjustments and the net impact of loan transfers and sales.
Components of Allowance for Loan and Lease Losses by Impairment Methodology
The table below presents the components of our allowance for loan and lease losses, by portfolio segment and impairment methodology, and the recorded investment of the related loans as of June 30, 2015 and December 31, 2014.

93	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 5.2: Components of Allowance for Loan and Lease Losses by Impairment Methodology

	June 30, 2015
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$3,118	$723	$17	$55	$795	$399	$5	$4,317
Asset-specific(2)	206	21	15	11	47	72	0	325
Acquired Loans(3)	0	0	33	0	33	1	0	34
Total allowance for loan and lease losses	$3,324	$744	$65	$66	$875	$472	$5	$4,676
Loans held for investment:
Collectively evaluated(1)	$86,533	$39,737	$6,453	$3,496	$49,686	$50,403	$95	$186,717
Asset-specific(2)	670	254	363	57	674	674	0	2,018
Acquired Loans(3)	0	0	20,779	37	20,816	154	0	20,970
Total loans held for investment	$87,203	$39,991	$27,595	$3,590	$71,176	$51,231	$95	$209,705
Allowance as a percentage of period-end loans held for investment	3.81%	1.86%	0.24%	1.86%	1.23%	0.92%	5.13%	2.23%

	December 31, 2014
		Consumer Banking
(Dollars in millions)	Credit Card	Auto	Home Loan	Retail Banking	Total Consumer Banking	Commercial Banking	Other	Total
Allowance for loan and lease losses:
Collectively evaluated(1)	$2,985	$642	$18	$50	$710	$356	$5	$4,056
Asset-specific(2)	219	19	17	6	42	39	0	300
Acquired Loans(3)	0	0	27	0	27	0	0	27
Total allowance for loan and lease losses	$3,204	$661	$62	$56	$779	$395	$5	$4,383
Loans held for investment:
Collectively evaluated(1)	$85,161	$37,594	$6,427	$3,486	$47,507	$50,328	$111	$183,107
Asset-specific(2)	692	230	367	50	647	370	0	1,709
Acquired Loans(3)	23	0	23,241	44	23,285	192	0	23,500
Total loans held for investment	$85,876	$37,824	$30,035	$3,580	$71,439	$50,890	$111	$208,316
Allowance as a percentage of period-end loans held for investment	3.73%	1.75%	0.21%	1.58%	1.09%	0.78%	4.68%	2.10%
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
Summary of Consolidated and Unconsolidated VIEs
The table below presents a summary of VIEs, aggregated based on VIEs with similar characteristics, in which we had continuing involvement or held a variable interest as of June 30, 2015 and December 31, 2014. We separately present information for consolidated and unconsolidated VIEs.
For consolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets. The assets of consolidated VIEs primarily consist of cash and loans, which we report on our consolidated balance sheets under restricted cash and restricted loans, respectively. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs typically do not have recourse to the general credit of the Company. The liabilities primarily consist of debt securities issued by the VIEs, which we report under securitized debt obligations. For unconsolidated VIEs, we present the carrying amount of assets and liabilities reflected on our consolidated balance sheets and our maximum exposure to loss. Our maximum exposure to loss is estimated based on the unlikely event that all of the assets in the VIEs become worthless and we are required to meet our maximum remaining funding obligations.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2015
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$34,551	$14,500	$0	$0	$0
Home loan securitizations(2)	0	0	220	29	886
Total securitization-related VIEs	34,551	14,500	220	29	886
Other VIEs:
Affordable housing entities	0	0	3,633	501	3,633
Entities that provide capital to low-income and rural communities	385	100	0	0	0
Other	0	0	65	0	65
Total other VIEs	385	100	3,698	501	3,698
Total VIEs	$34,936	$14,600	$3,918	$530	$4,584

95	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:
Credit card loan securitizations(1)	$36,779	$12,350	$0	$0	$0
Home loan securitizations(2)	0	0	221	31	876
Total securitization-related VIEs	36,779	12,350	221	31	876
Other VIEs:
Affordable housing entities	0	0	3,500	488	3,500
Entities that provide capital to low-income and rural communities	374	99	1	0	1
Other	4	0	74	0	74
Total other VIEs	378	99	3,575	488	3,575
Total VIEs	$37,157	$12,449	$3,796	$519	$4,451
__________

(1)	Represents the gross amount of assets and liabilities owned by the VIE, which includes the seller’s interest and retained and repurchased notes held by other related parties.

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

Securitization-Related VIEs
In a securitization transaction, assets from our balance sheet are transferred to a trust we establish, which typically meets the definition of a VIE. Our continuing involvement in the majority of our securitization transactions consists primarily of holding certain retained interests and acting as the primary servicer. We have the option to repurchase receivables from the trust if the outstanding balance of the receivables falls to a level where the cost exceeds the benefit of servicing such receivables. In some cases, we are contractually required to exercise the repurchase option if the primary servicer fails to do so. We also may have exposure associated with contractual obligations to repurchase previously transferred loans due to breaches of representations and warranties. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information related to reserves we have established for our mortgage representation and warranty exposure.

96	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the securitization-related VIEs in which we had continuing involvement as of June 30, 2015 and December 31, 2014.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

	Non-Mortgage	Mortgage
(Dollars in millions)	Credit Card	Option- ARM		GreenPoint HELOCs		GreenPoint Manufactured Housing
June 30, 2015:
Securities held by third-party investors	$13,785	$1,888		$85		$836
Receivables in the trust	34,298	1,952		80		842
Cash balance of spread or reserve accounts	0	8		N/A		139
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No		No	(2)
Amortization event(3)	No	No		No		No
December 31, 2014:
Securities held by third-party investors	$11,624	$2,026		$95		$887
Receivables in the trust	36,545	2,094		89		893
Cash balance of spread or reserve accounts	0	8		N/A		143
Retained interests	Yes	Yes		Yes		Yes
Servicing retained	Yes	Yes	(1)	No	(1)	No	(2)
Amortization event(3)	No	No		No		No
__________

(1)	We retained servicing of the outstanding balance for a portion of securitized mortgage receivables.

(2)	The core servicing activities for the manufactured housing securitizations are completed by a third party.

(3)
Amortization events vary according to each specific trust agreement but generally are triggered by declines in performance or credit metrics, such as net charge-off rates or delinquency rates below certain predetermined thresholds. Generally, the occurrence of an amortization event changes the sequencing and amount of trust-related cash flows to the benefit of senior noteholders.

Non-Mortgage Securitizations
As of June 30, 2015 and December 31, 2014, we were deemed to be the primary beneficiary of all of our non-mortgage securitization trusts. Accordingly, all of these trusts have been consolidated in our financial statements.
Mortgage Securitizations
Option-ARM Loans
We had previously securitized option-ARM loans by transferring the mortgage loans to securitization trusts that had issued mortgage-backed securities to investors. The outstanding balance of debt securities held by third-party investors related to our mortgage loan securitization trusts was $1.9 billion and $2.0 billion as of June 30, 2015 and December 31, 2014, respectively.
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
GreenPoint Mortgage Home Equity Lines of Credit (“HELOCs”)
Our discontinued wholesale mortgage banking unit, GreenPoint, previously sold HELOCs in whole loan sales and subsequently acquired residual interests in certain trusts which securitized some of those loans. We do not consolidate these trusts because we either lack the power to direct the activities that most significantly impact the economic performance of the trusts or because we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts. As the residual interest holder, GreenPoint is required to fund advances on the HELOCs when certain performance triggers are met due to deterioration in asset performance. On behalf of GreenPoint, we have funded cumulative advances of $30 million as of both June 30, 2015 and December 31, 2014. These advances are generally expensed as funded due to the low likelihood of recovery. We also have unfunded commitments of $6 million related to those interests for our non-consolidated VIEs as of both June 30, 2015 and December 31, 2014.
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
The unpaid principal balance of manufactured housing securitization transactions where we are the residual interest holder was $842 million and $893 million as of June 30, 2015 and December 31, 2014, respectively. In the event the third-party servicer does not fulfill its obligation to exercise the clean-up calls on certain transactions, the obligation reverts to us and we would assume approximately $420 million of loans receivable upon our execution of the clean-up call with the requirement to absorb any losses on the loans receivable.
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
We account for certain of our investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2015 and 2014, we recognized amortization

98	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $172 million and $144 million, respectively, and tax credits of $191 million and $178 million, respectively, associated with these investments within income tax provision. The carrying value of our investments in these qualified affordable housing projects was $3.3 billion and $3.2 billion as of June 30, 2015 and December 31, 2014, respectively. We are periodically required to provide additional financial or other support during the period of the investments. We had a recorded liability of $1.3 billion for these unfunded commitments as of June 30, 2015, which is expected to be paid from 2015 to 2018.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our interests consisted of assets of approximately $3.6 billion and $3.5 billion as of June 30, 2015 and December 31, 2014, respectively. Our maximum exposure to these entities is limited to our variable interests in the entities of $3.6 billion and $3.5 billion as of June 30, 2015 and December 31, 2014, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide. The total assets of the unconsolidated VIE investment funds was $10.8 billion and $10.2 billion as of June 30, 2015 and December 31, 2014, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We have also consolidated other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $385 million and $374 million as of June 30, 2015 and December 31, 2014, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, interest receivable and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.
Other
Other VIEs include a variable interest that we hold in a trust that has a royalty interest in certain oil and gas properties. The activities of the trust are financed solely with debt. The total assets of the trust were $139 million and $159 million as of June 30, 2015 and December 31, 2014, respectively. We were not required to consolidate the trust because we do not have the power to direct the activities that most significantly impact the trust’s economic performance. Our maximum exposure to this entity is limited to our retained interest of $65 million and $74 million as of June 30, 2015 and December 31, 2014, respectively. The creditors of the trust have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide.

99	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The table below displays the components of goodwill, intangible assets and Mortgage Servicing Rights (“MSRs”) as of June 30, 2015 and December 31, 2014. Goodwill is presented separately on our consolidated balance sheets. Intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Intangible Assets and MSRs

	June 30, 2015			December 31, 2014
(Dollars in millions)	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount	Carrying Amount of Assets(1)	Accumulated Amortization(1)	Net Carrying Amount
Goodwill	$13,984	N/A	$13,984	$13,978	N/A	$13,978
Intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	2,156	$(1,315)	841	2,124	$(1,152)	972
Core deposit intangibles	1,771	(1,620)	151	1,771	(1,569)	202
Other(2)	239	(121)	118	300	(158)	142
Total intangible assets	4,166	(3,056)	1,110	4,195	(2,879)	1,316
Total goodwill and intangible assets	$18,150	$(3,056)	$15,094	$18,173	$(2,879)	$15,294
MSRs:
Consumer MSRs(3)	$65	N/A	$65	$53	N/A	$53
Commercial MSRs(4)	195	$(36)	159	171	$(24)	147
Total MSRs	$260	$(36)	$224	$224	$(24)	$200
__________

(1)	Certain intangible assets that were fully amortized in prior periods were removed from our consolidated balance sheets.

(2)
Primarily consists of brokerage relationship intangibles, partnership and other contract intangibles and trade name intangibles. Also includes certain indefinite-lived intangibles of $4 million as of both June 30, 2015 and December 31, 2014.

(3)	Represents MSRs related to our Consumer Banking business that are carried at fair value on our consolidated balance sheets.

(4)	Represents MSRs related to our Commercial Banking business that are subsequently measured under the amortization method and periodically assessed for impairment.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $111 million and $221 million for the three and six months ended June 30, 2015, respectively, and $136 million and $279 million for the three and six months ended June 30, 2014, respectively.
Goodwill
The following table presents goodwill attributable to each of our business segments as of June 30, 2015 and December 31, 2014.
Table 7.2: Goodwill Attributable to Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2014	$5,001	$4,593	$4,384	$13,978
Acquisitions	0	5	0	5
Other adjustments	1	0	0	1
Balance as of June 30, 2015	$5,002	$4,598	$4,384	$13,984

100	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DEPOSITS AND BORROWINGS
Deposits
Our deposits, which are our largest source of funding for our asset growth and operations, consist of non-interest bearing and interest-bearing deposits, which include checking accounts, money market deposit accounts, negotiable order of withdrawals, savings deposits and time deposits.
Securitized and Unsecured Debt Obligations
We use a variety of funding sources other than deposits, including short-term borrowings, the issuance of senior and subordinated notes and other borrowings, and securitization transactions. In addition, we utilize Federal Home Loan Banks (“FHLB”) advances, which are secured by certain portions of our loan and investment securities portfolios, for our funding needs. The securitized debt obligations are separately presented on our consolidated balance sheets, while federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Securitized Debt Obligations
Our outstanding borrowings due to securitization investors were $13.8 billion and $11.6 billion as of June 30, 2015 and December 31, 2014, respectively. During the first six months of 2015, $2.3 billion of new debt was issued to third-party investors from our loan securitization trusts, offset by $175 million of debt maturities.
Senior and Subordinated Notes
As of June 30, 2015, we had $20.0 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $103 million. As of December 31, 2014, we had $18.7 billion of senior and subordinated notes outstanding, net of fair value hedging losses of $179 million. During the first six months of 2015, we issued $3.0 billion of long-term senior unsecured debt, comprised of $400 million of floating rate notes and $2.6 billion of fixed rate notes. During the first six months of 2015, $1.6 billion of outstanding unsecured notes matured. See “Note 9—Derivative Instruments and Hedging Activities” for information about our fair value hedging activities.
FHLB Advances and Other
In addition to the issuance capacity under the registration statement, we also have access to funding through the FHLB system and the Federal Reserve Discount Window. Our FHLB and Federal Reserve memberships require us to hold FHLB and Federal Reserve stock which totaled $1.6 billion and $2.0 billion as of June 30, 2015 and December 31, 2014, respectively, and are included in other assets on our consolidated balance sheets.
We had outstanding FHLB advances and lines of credit, which were secured by our investment securities, residential home loans, multifamily real estate loans, commercial real estate loans and HELOCs, totaling $10.1 billion and $17.3 billion as of June 30, 2015 and December 31, 2014, respectively. We did not access the Federal Reserve Discount Window for funding during 2015 or 2014.
Composition of Deposits, Short-Term Borrowings and Long-Term Debt
The table below summarizes the components of our deposits, short-term borrowings and long-term debt as of June 30, 2015 and December 31, 2014. Our total short-term borrowings consist of federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings with an original contractual maturity of one year or less. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts, net of fair value hedge accounting adjustments.

101	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2015	December 31, 2014
Deposits:
Non-interest bearing deposits	$25,123	$25,081
Interest-bearing deposits	183,657	180,467
Total deposits	$208,780	$205,548
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,888	$880
FHLB advances	0	16,200
Total short-term borrowings	$1,888	$17,080

	June 30, 2015
(Dollars in millions)	Maturity Dates	Interest Rates	Weighted- Average Interest Rate	Outstanding Amount	December 31, 2014
Long-term debt:
Securitized debt obligations(1)	2015 - 2025	0.23 - 5.75%	1.37%	$13,785	$11,624
Senior and subordinated notes:(1)
Fixed unsecured senior debt	2015 - 2025	1.00 - 6.75%	2.67	16,097	15,174
Floating unsecured senior debt	2015 - 2018	0.73 - 0.96%	0.86	1,280	880
Total unsecured senior debt			2.54	17,377	16,054
Fixed unsecured subordinated debt	2016 - 2023	3.38 - 8.80%	4.97	2,610	2,630
Total senior and subordinated notes				19,987	18,684
Other long-term borrowings:
FHLB advances	2015 - 2025	0.25 - 6.88%	0.28	10,106	1,069
Total long-term debt				43,878	31,377
Total short-term borrowings and long-term debt				$45,766	$48,457
___________

(1)	Outstanding amount includes the impact from hedge accounting.
Components of Interest Expense
The following table displays interest expense attributable to short-term borrowings and long-term debt for the three and six months ended June 30, 2015 and 2014:
Table 8.2: Components of Interest Expense on Short-Term Borrowings and Long-Term Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1	$1	$1	$1
FHLB advances	1	3	9	9
Total short-term borrowings	2	4	10	10
Long-term debt:
Securitized debt obligations(1)	36	39	69	77
Senior and subordinated notes(1)	80	78	159	155
Other long-term borrowings	10	4	17	10
Total long-term debt	126	121	245	242
Total interest expense on short-term borrowings and long-term debt	$128	$125	$255	$252
__________

(1)	Interest expense includes the impact from hedge accounting.

102	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives
We manage our asset and liability positions and market risk exposure in accordance with risk management policies and limits established by our Market and Liquidity Risk Policy which is approved by our Board of Directors. Our primary market risk stems from the impact on our earnings and economic value of equity from changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We employ several techniques to manage our interest rate sensitivity, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. Our current asset and liability management policy also includes the use of derivatives to hedge foreign-currency denominated exposures to limit our earnings and capital ratio exposure to foreign exchange risk. We execute our derivative contracts in both the over-the-counter (“OTC”) and exchange-traded derivative markets. The majority of our derivatives are interest rate swaps. In addition, we may use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We offer various interest rate and foreign exchange derivatives as an accommodation to our customers as part of our Commercial Banking business but usually offset our exposure through derivative transactions with other counterparties.
Accounting for Derivatives
Our derivatives are designated as either qualifying accounting hedges or free-standing derivatives. Free-standing derivatives primarily consist of customer-accommodation derivatives and economic hedges that do not qualify for hedge accounting. Qualifying accounting hedges are designated as fair value hedges, cash flow hedges or net investment hedges.

•
Fair Value Hedges: We designate derivatives as fair value hedges when they are used to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings together with offsetting changes in the fair value of the hedged item and any resulting ineffectiveness. Our fair value hedges consist of interest rate swaps that are intended to modify our exposure to interest rate risk on various fixed-rate assets and liabilities.

•
Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI, to the extent that the hedge relationships are effective, and amounts are reclassified from AOCI to earnings as the forecasted transactions impact earnings. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Our cash flow hedges use interest rate swaps that are intended to hedge the variability in interest payments on some of our variable-rate assets. These hedges have the effect of converting some of our variable-rate assets to a fixed rate. We also have entered into forward foreign currency derivative contracts to hedge our exposure to variability in cash flows related to foreign-currency denominated intercompany borrowings.

•
Net Investment Hedges: We use net investment hedges to manage the foreign currency exposure related to our net investments in foreign operations that have functional currencies other than the U.S. dollar. Changes in the fair value of net investment hedges are recorded in the translation adjustment component of AOCI, offsetting the translation gain or loss from those foreign operations. We execute net investment hedges using foreign exchange forward contracts to hedge the translation exposure of the net investment in our foreign operations.

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

Balance Sheet Presentation
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis for presenting qualifying derivative assets and liabilities, as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), for instruments executed with the same counterparty where a

103	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

right of setoff exists. See additional information in “Note 1—Summary of Significant Accounting Policies.”
The following table summarizes the notional and fair values of our derivative instruments on a gross basis as of June 30, 2015 and December 31, 2014, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or paid.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2015			December 31, 2014
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$27,225	$470	$96	$24,543	$480	$39
Cash flow hedges	27,050	355	25	24,450	222	18
Total interest rate contracts	54,275	825	121	48,993	702	57
Foreign exchange contracts:
Cash flow hedges	5,559	93	48	5,546	221	2
Net investment hedges	2,690	0	146	2,476	73	0
Total foreign exchange contracts	8,249	93	194	8,022	294	2
Total derivatives designated as accounting hedges	62,524	918	315	57,015	996	59
Derivatives not designated as accounting hedges:
Interest rate contracts covering:
MSRs(2)	1,252	7	10	777	10	3
Customer accommodation	28,386	387	243	27,646	413	251
Other interest rate exposures(3)	2,258	45	13	2,614	33	21
Total interest rate contracts	31,896	439	266	31,037	456	275
Other contracts	597	0	4	593	0	5
Total derivatives not designated as accounting hedges	32,493	439	270	31,630	456	280
Total derivatives	$95,017	$1,357	$585	$88,645	$1,452	$339
Less: netting adjustment(4)		(423)	(339)		(624)	(164)
Total derivative assets/liabilities		$934	$246		$828	$175
__________

(1)	Derivative assets and liabilities include interest accruals.

(2)	Includes interest rate swaps and To Be Announced (“TBA”) contracts.

(3)	Other interest rate exposures include mortgage-related derivatives.

(4)	Represents balance sheet netting of derivative assets and liabilities, and related receivables, payables and cash collateral. See Table 9.2 for further information.
Offsetting of Financial Assets and Liabilities
We execute the majority of our derivative transactions and repurchase agreements under master netting arrangements. Under our existing enforceable master netting arrangements, we generally have the right to offset exposure with the same counterparty. In addition, either counterparty can generally request the net settlement of all contracts through a single payment upon default on, or termination of, any one contract. As of January 1, 2015, the Company changed its accounting principle to begin offsetting derivative assets and liabilities for purposes of balance sheet presentation where a right of setoff exists. As of June 30, 2015 and December 31, 2014, derivative contracts that are executed bilaterally with a counterparty in the OTC market and then novated to and cleared through a central clearing house are not subject to offsetting due to current uncertainty about the legal enforceability of our right of setoff with the clearinghouses.

104	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of June 30, 2015 and December 31, 2014 the gross and net fair values of our derivative assets and liabilities and repurchase agreements, as well as the related offsetting amounts permitted under U.S. GAAP. The table also includes cash and non-cash collateral received or pledged associated with such arrangements. The collateral amounts shown are limited to the extent of the related net derivative fair values or outstanding balances, thus instances of over-collateralization are not shown.
Table 9.2: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Received			Net Exposure
As of June 30, 2015
Derivatives assets(1)	$1,357	$(191)	$(232)	$934	$(14)	$920
As of December 31, 2014
Derivatives assets(1)	$1,452	$(101)	$(523)	$828	$(80)	$748

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged			Net Exposure
As of June 30, 2015
Derivatives liabilities(1)	$585	$(191)	$(148)	$246	$0	$246
Repurchase agreements(2)(3)	969	0	0	969	(969)	0
As of December 31, 2014
Derivatives liabilities(1)	$339	$(101)	$(63)	$175	$0	$175
Repurchase agreements(2)	869	0	0	869	(869)	0
__________

(1)
The gross balances include derivative assets and derivative liabilities as of June 30, 2015 totaling $536 million and $202 million, respectively, related to the centrally cleared derivative contracts. The comparable amounts as of December 31, 2014 totaled $360 million and $127 million, respectively. These contracts were not subject to offsetting as of June 30, 2015 and December 31, 2014.

(2)	As of June 30, 2015 and December 31, 2014, the Company only had repurchase obligations outstanding and did not have any reverse repurchase receivables.

(3)
Represents customer repurchase agreements that mature the next business day. As of June 30, 2015, we pledged collateral with a fair value of $989 million under these customer repurchase agreements, all of which were agency RMBS securities.

Credit Risk-Related Contingency Features and Collateral
Certain of our derivatives contracts include provisions requiring that our debt maintain a credit rating of investment grade or above by each of the major credit rating agencies. In the event of a downgrade of our debt credit rating below investment grade, some of our derivatives counterparties would have the right to terminate the derivative contract and close out the existing positions, or demand immediate and ongoing full overnight collateralization on derivative instruments in a net liability position. Certain of our derivatives contracts may also allow, in the event of a downgrade of our debt credit rating of any kind, our derivatives counterparties to demand additional collateralization on such derivatives instruments in a net liability position. We posted $271 million and $87 million of cash collateral as of June 30, 2015 and December 31, 2014, respectively. If our debt credit rating had fallen below investment grade, we would have been required to post $58 million and $65 million of additional collateral as of June 30, 2015 and December 31, 2014, respectively. The fair value of derivatives instruments with credit risk-related contingent features in a net liability position was $3 million and less than $1 million as of June 30, 2015 and December 31, 2014, respectively.
Derivatives Counterparty Credit Risk
Derivatives instruments contain an element of credit risk that arises from the potential failure of a counterparty to perform according to the contractual terms of the contract. Our exposure to derivatives counterparty credit risk, at any point in time, is represented by the fair value of derivatives in a gain position, or derivatives assets, assuming no recoveries of underlying collateral. To mitigate the risk of counterparty default, we enter into legally enforceable master netting agreements and maintain collateral agreements with certain derivative counterparties. We generally enter into these agreements on a bilateral basis with our counterparties; however,

105	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

since June 2013 we have begun to clear eligible OTC derivatives through a central clearinghouse in accordance with the requirements of the Dodd-Frank Act. These agreements typically provide for the right to offset exposures and require both parties to maintain collateral in the event the fair values of derivative financial instruments exceed established thresholds. We received cash collateral from derivatives counterparties totaling $571 million and $695 million as of June 30, 2015 and December 31, 2014, respectively. We also received securities from derivatives counterparties with a fair value of $16 million and $91 million as of June 30, 2015 and December 31, 2014, respectively, which we have the ability to re-pledge.
We record counterparty credit risk valuation adjustments on our derivative assets to properly reflect the credit quality of the counterparty. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment, which may be adjusted in future periods due to changes in the fair value of the derivatives contracts, collateral and creditworthiness of the counterparty. The cumulative counterparty credit risk valuation adjustment recorded on our consolidated balance sheets as a reduction in the derivatives asset balance was $4 million and $5 million as of June 30, 2015 and December 31, 2014, respectively. We also adjust the fair value of our derivatives liabilities to reflect the impact of our own credit quality. We calculate this adjustment by comparing the spreads on our credit default swaps to the discount benchmark curve. The cumulative credit risk valuation adjustment related to our credit quality recorded on our consolidated balance sheets as a reduction in the derivative liability balance was $1 million as of both June 30, 2015 and December 31, 2014.
Income Statement Presentation and AOCI
The following tables summarize the impact of derivatives and the related hedged items in our consolidated statements of income and AOCI.
Fair Value Hedges and Free-Standing Derivatives
The net gains (losses) recognized in earnings related to derivatives in fair value hedging relationships and free-standing derivatives are presented below for the three and six months ended June 30, 2015 and 2014.
Table 9.3: Gains and Losses on Fair Value Hedges and Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Derivatives designated as accounting hedges:(1)
Fair value interest rate contracts:
(Losses) gains recognized in earnings on derivatives	$(223)	$105	$(70)	$136
Gains (losses) recognized in earnings on hedged items	211	(92)	63	(115)
Net fair value hedge ineffectiveness (losses) gains	(12)	13	(7)	21
Derivatives not designated as accounting hedges:(1)
Interest rate contracts covering:
MSRs	(9)	6	(3)	13
Customer accommodation	5	4	9	8
Other interest rate exposures	16	3	18	3
Total interest rate contracts	12	13	24	24
Foreign exchange contracts	0	0	0	1
Other contracts	0	0	(2)	1
Total gains on derivatives not designated as accounting hedges	12	13	22	26
Net derivative gains recognized in earnings	$0	$26	$15	$47
__________

(1)	Amounts are recorded in our consolidated statements of income in other non-interest income.

106	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Net Investment Hedges
The table below shows the net gains (losses) related to derivatives designated as cash flow hedges and net investment hedges for the three and six months ended June 30, 2015 and 2014.
Table 9.4: Gains and Losses on Derivatives Designated as Cash Flow Hedges and Net Investment Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Gains (losses) recorded in AOCI:
Cash flow hedges:
Interest rate contracts	$(33)	$101	$177	$146
Foreign exchange contracts	(6)	(6)	(11)	(11)
Subtotal	(39)	95	166	135
Net investment hedges:
Foreign exchange contracts	(97)	0	(22)	0
Net derivatives (losses) gains recognized in AOCI	$(136)	$95	$144	$135
Gains (losses) recorded in earnings:
Cash flow hedges:
Gains (losses) reclassified from AOCI into earnings:
Interest rate contracts(1)	$50	$30	$97	$56
Foreign exchange contracts(2)	(8)	(6)	(12)	(11)
Subtotal	42	24	85	45
Gains (losses) recognized in earnings due to ineffectiveness:
Interest rate contracts(2)	0	0	2	1
Net derivative gains recognized in earnings	$42	$24	$87	$46
__________

(1)	Amounts reclassified are recorded in our consolidated statements of income in interest income or interest expense.

(2)	Amounts reclassified are recorded in our consolidated statements of income in other non-interest income.
In the next 12 months, we expect to reclassify to earnings net after-tax gains of $166 million currently recorded in AOCI as of June 30, 2015. These amounts will offset the cash flows associated with the hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately five years as of June 30, 2015. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

107	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS' EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2015 and December 31, 2014.
Table 10.1: Preferred Stock Issued and Outstanding

							Carrying Value (in millions)
Series	Description	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	June 30, 2015	December 31, 2014
Series B(1)	6.00% Non-Cumulative	August 20, 2012	September 1, 2017	6.00%	$1,000	875,000	$853	$853
Series C(1)	6.25% Non-Cumulative	June 12, 2014	September 1, 2019	6.25	1,000	500,000	484	484
Series D(1)	6.70% Non-Cumulative	October 31, 2014	December 1, 2019	6.70	1,000	500,000	485	485
Series E	Fixed-to-Floating Rate Non-Cumulative	May 14, 2015	June 1, 2020	5.55% through 5/31/2020; 3-mo. Libor + 380 bps thereafter	1,000	1,000,000	988	N/A
Total							$2,810	$1,822
__________

(1)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed rate non-cumulative perpetual preferred stock.
Accumulated Other Comprehensive Income
The following table presents the changes in AOCI by component for the three and six months ended June 30, 2015 and 2014.
Table 10.2: Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of March 31, 2015	$532	$(801)	$172	$(92)	$(23)	$(212)
Other comprehensive (loss) income before reclassifications	(171)	0	(39)	35	0	(175)
Amounts reclassified from AOCI into earnings	5	27	(42)	0	0	(10)
Net other comprehensive (loss) income	(166)	27	(81)	35	0	(185)
AOCI as of June 30, 2015	$366	$(774)	$91	$(57)	$(23)	$(397)

	Six Months Ended June 30, 2015
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2014	$410	$(821)	$10	$(8)	$(21)	$(430)
Other comprehensive (loss) income before reclassifications	(57)	0	166	(49)	(1)	59
Amounts reclassified from AOCI into earnings	13	47	(85)	0	(1)	(26)
Net other comprehensive (loss) income	(44)	47	81	(49)	(2)	33
AOCI as of June 30, 2015	$366	$(774)	$91	$(57)	$(23)	$(397)

108	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of March 31, 2014	$250	$(884)	$(91)	$27	$(12)	$(710)
Other comprehensive income before reclassifications	168	0	95	79	3	345
Amounts reclassified from AOCI into earnings	1	21	(24)	0	(4)	(6)
Net other comprehensive income (loss)	169	21	71	79	(1)	339
AOCI as of June 30, 2014	$419	$(863)	$(20)	$106	$(13)	$(371)

	Six Months Ended June 30, 2014
(Dollars in millions)	Securities Available for Sale	Securities Held to Maturity(1)	Cash Flow Hedges	Foreign Currency Translation Adjustments	Other	Total
AOCI as of December 31, 2013	$106	$(897)	$(110)	$40	$(11)	$(872)
Other comprehensive income before reclassifications	317	0	135	66	3	521
Amounts reclassified from AOCI into earnings	(4)	34	(45)	0	(5)	(20)
Net other comprehensive income (loss)	313	34	90	66	(2)	501
AOCI as of June 30, 2014	$419	$(863)	$(20)	$106	$(13)	$(371)
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
The following table presents the impacts on net income of amounts reclassified from each component of AOCI for the three and six months ended June 30, 2015 and 2014.
Table 10.3: Reclassifications from AOCI

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2015	2014	2015	2014
Securities available for sale:
	Non-interest income	$(1)	$(1)	$1	$12
	Non-interest income - OTTI	(7)	(1)	(22)	(6)
	(Loss) income from continuing operations before income taxes	(8)	(2)	(21)	6
	Income tax (benefit) provision	(3)	(1)	(8)	2
	Net (loss) income	(5)	(1)	(13)	4
Securities held to maturity:(1)
	Non-interest income	(40)	(33)	(73)	(61)
	Income tax benefit	(13)	(12)	(26)	(27)
	Net loss	(27)	(21)	(47)	(34)
Cash flow hedges:
Interest rate contracts:	Interest income	78	48	153	90
Foreign exchange contracts:	Non-interest income	(12)	(10)	(19)	(18)
	Income from continuing operations before income taxes	66	38	134	72
	Income tax provision	24	14	49	27
	Net income	42	24	85	45

109	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount Reclassified from AOCI
(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2015	2014	2015	2014
Other:
	Various (pension and other)	1	7	2	8
	Income tax provision	1	3	1	3
	Net income	0	4	1	5
Total reclassifications		$10	$6	$26	$20
__________

(1)
The amortization of unrealized holding gains or losses reported in AOCI for securities held to maturity will be offset by the amortization of the premium or discount created from the transfer into securities held to maturity, which occurred at fair value.

The table below summarizes other comprehensive income activity and the related tax impact for the three and six months ended June 30, 2015 and 2014.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2015			2014
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized (losses) gains on securities available for sale	$(259)	$(93)	$(166)	$269	$100	$169
Net changes in securities held to maturity	40	13	27	33	12	21
Net unrealized (losses) gains on cash flow hedges	(129)	(48)	(81)	114	43	71
Foreign currency translation adjustments(1)	(21)	(56)	35	79	0	79
Other	0	0	0	(3)	(2)	(1)
Other comprehensive (loss) income	$(369)	$(184)	$(185)	$492	$153	$339

	Six Months Ended June 30,
	2015			2014
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized (losses) gains on securities available for sale	$(69)	$(25)	$(44)	$498	$185	$313
Net changes in securities held to maturity	73	26	47	61	27	34
Net unrealized gains on cash flow hedges	129	48	81	144	54	90
Foreign currency translation adjustments(1)	(62)	(13)	(49)	66	0	66
Other	(4)	(2)	(2)	(4)	(2)	(2)
Other comprehensive income	$67	$34	$33	$765	$264	$501
__________

(1)	Includes the impact from hedging instruments designated as net investment hedges.

110	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2015	2014	2015	2014
Basic earnings
Income from continuing operations, net of tax	$852	$1,204	$1,986	$2,328
Income (loss) from discontinued operations, net of tax	11	(10)	30	20
Net income	863	1,194	2,016	2,348
Dividends and undistributed earnings allocated to participating securities(1)	(4)	(4)	(10)	(9)
Preferred stock dividends	(29)	(13)	(61)	(26)
Net income available to common stockholders	$830	$1,177	$1,945	$2,313

Net income from continuing operations per share	$1.50	$2.09	$3.49	$4.03
Income (loss) from discontinued operations per share	0.02	(0.02)	0.06	0.03
Net income per share	$1.52	$2.07	$3.55	$4.06
Total weighted-average basic shares outstanding	545.6	567.5	548.0	569.2

Diluted earnings(2)
Net income available to common stockholders	$830	$1,177	$1,945	$2,313
Net income from continuing operations per share	$1.48	$2.06	$3.45	$3.97
Income (loss) from discontinued operations per share	0.02	(0.02)	0.06	0.03
Net income per share	$1.50	$2.04	$3.51	$4.00

Total weighted-average basic shares outstanding	545.6	567.5	548.0	569.2
Effect of dilutive securities:
Stock options	2.8	2.7	2.7	2.6
Other contingently issuable shares	1.1	1.6	1.3	1.5
Warrants(3)	2.5	5.8	2.7	5.6
Total effect of dilutive securities	6.4	10.1	6.7	9.7
Total weighted-average diluted shares outstanding	552.0	577.6	554.7	578.9
__________

(1)	Includes undistributed earnings allocated to participating securities using the two-class method under the accounting guidance for computing earnings per share.

(2)
Excluded from the computation of diluted earnings per share were 1.7 million shares related to options with exercise prices ranging from $74.96 to $88.81, and 1.9 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three and six months ended June 30, 2015, respectively, and 2.8 million shares related to options with exercise prices ranging from $70.96 to $88.81, and 3.7 million shares related to options with exercise prices ranging from $70.96 to $88.81 for the three and six months ended June 30, 2014, respectively, because their inclusion would be anti-dilutive.

(3)
Represents warrants issued as part of the U.S. Department of Treasury’s Troubled Assets Relief Program (“TARP”). As of June 30, 2015, there were 4.4 million warrants to purchase common stock outstanding, which represents approximately one-third of the warrants issued in the initial offering.

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
Fair Value Governance and Control
We have a governance framework and a number of key controls that are intended to ensure that our fair value measurements are appropriate and reliable. Our governance framework provides for independent oversight and segregation of duties. Our control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent of our trading and investing functions, including our Corporate Valuations Group (“CVG”), Fair Value Committee (“FVC”) and Model Validation Group (“MVG”), participate in the review and validation process. The fair valuation governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. The VAC is only required to convene to review escalated valuation disputes and may meet for a general update on the valuation process.
The CVG performs periodic verification of fair value measurements to determine if assigned fair values are reasonable. For example, in cases where we rely on third-party pricing services to obtain fair value measures, we analyze pricing variances among different pricing sources and validate the final price used by comparing the information to additional sources, including dealer pricing indications in transaction results and other internal sources, where necessary. Additional validation procedures performed by the CVG include reviewing (either directly or indirectly through the reasonableness of assigned fair values) valuation inputs and assumptions and monitoring acceptable variances between recommended prices and validation prices. The CVG and the Trade Analytics and Valuation (“TAV”) team perform due diligence reviews of the third-party pricing services by comparing their prices to those from other sources and periodically reviewing research publications. Additionally, when necessary, the CVG and TAV challenge prices from third-party vendors to ensure reasonableness of prices through a pricing challenge process. This may include a request for transparency of the assumptions used by the third party.
The FVC, which includes representation from our Risk Management and Finance functions, is a forum for discussing fair market valuations, related inputs, assumptions, methodologies, as well as variance thresholds, valuation control environments and material risks or concerns related to fair market valuations. Additionally, the FVC is empowered to resolve valuation disputes between the primary valuation providers and the CVG, and provides guidance and oversight to ensure an appropriate valuation control environment. The FVC regularly reviews and approves our valuation methodologies to ensure that our methodologies and practices are consistent with industry standards and adhere to regulatory and accounting guidance. The Chief Financial Officer determines when material issues or concerns regarding valuations shall be raised to the Audit Committee or another delegated committee of the Board of Directors.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2015
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,438	$0	$0	$4,438
Corporate debt securities guaranteed by U.S. government agencies	0	330	91	421
RMBS	0	26,487	459	26,946
CMBS	0	5,093	170	5,263
Other ABS	0	1,720	7	1,727
Other securities	114	209	18	341
Total securities available for sale	4,552	33,839	745	39,136
Other assets:
Consumer MSRs	0	0	65	65
Derivative assets(1)(2)	4	1,292	61	1,357
Retained interests in securitizations	0	0	220	220
Total assets	$4,556	$35,131	$1,091	$40,778
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$4	$554	$27	$585
Total liabilities	$4	$554	$27	$585

113	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurements Using
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$4,117	$1	$0	$4,118
Corporate debt securities guaranteed by U.S. government agencies	0	467	333	800
RMBS	0	24,820	561	25,381
CMBS	0	5,291	228	5,519
Other ABS	0	2,597	65	2,662
Other securities	111	899	18	1,028
Total securities available for sale	4,228	34,075	1,205	39,508
Other assets:
Consumer MSRs	0	0	53	53
Derivative assets(1)(2)	4	1,382	66	1,452
Retained interests in securitizations	0	0	221	221
Total assets	$4,232	$35,457	$1,545	$41,234
Liabilities:
Other liabilities:
Derivative liabilities(1)(2)	$3	$293	$43	$339
Total liabilities	$3	$293	$43	$339
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

The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net positive and negative positions and cash collateral held or placed with the same counterparty. The net derivative assets were $934 million and $828 million, and the net derivative liabilities were $246 million and $175 million as of June 30, 2015 and December 31, 2014, respectively. See “Note 9—Derivative Instruments and Hedging Activities” for further information.

(2)
Does not reflect $3 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2015 and December 31, 2014, respectively. Non-performance risk is reflected in other assets and liabilities on the consolidated balance sheets and offset through non-interest income in the consolidated statements of income.

The determination of the classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. During the three and six months ended June 30, 2015 we had minimal movements between Levels 1 and 2.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

114	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(3)

(Dollars in millions)	Balance, April 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$172	$1	$0	$0	$(80)	$0	$(2)	$0	$0	$91	$0
RMBS	555	11	(9)	0	0	0	(14)	107	(191)	459	11
CMBS	174	0	0	86	0	0	(16)	0	(74)	170	0
Other ABS	7	0	0	0	0	0	0	0	0	7	0
Other securities	18	0	0	0	0	0	0	0	0	18	0
Total securities available for sale	926	12	(9)	86	(80)	0	(32)	107	(265)	745	11
Other assets:
Consumer MSRs	53	7	0	0	0	6	(1)	0	0	65	7
Derivative assets(4)	73	(10)	0	0	0	18	(16)	0	(4)	61	(10)
Retained interest in securitizations	223	(3)	0	0	0	0	0	0	0	220	(3)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(48)	$9	$0	$0	$0	$(3)	$12	$0	$3	$(27)	$9

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(3)

(Dollars in millions)	Balance, April 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$752	$0	$5	$0	$0	$0	$(18)	$0	$0	$739	$0
RMBS	1,727	17	8	94	0	0	(98)	63	(975)	836	17
CMBS	495	0	3	0	0	0	(19)	28	(58)	449	0
Other ABS	226	1	8	0	0	0	(1)	0	(59)	175	1
Other securities	17	0	0	0	0	0	0	3	0	20	0
Total securities available for sale	3,217	18	24	94	0	0	(136)	94	(1,092)	2,219	18
Other assets:
Consumer MSRs	61	(6)	0	0	0	3	(1)	0	0	57	(6)
Derivative assets(4)	48	3	0	0	0	5	(3)	0	(3)	50	3
Retained interest in securitizations	197	(2)	0	0	0	0	0	0	0	195	(2)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(36)	$(2)	$0	$0	$0	$(3)	$3	$0	$1	$(37)	$(2)

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2015
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(3)

(Dollars in millions)	Balance, January 1, 2015	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2015
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$333	$(1)	$5	$0	$(148)	$0	$(10)	$0	$(88)	$91	$0
RMBS	561	19	(1)	0	0	0	(27)	192	(285)	459	20
CMBS	228	0	1	86	0	0	(37)	0	(108)	170	0
Other ABS	65	1	(2)	0	(20)	0	0	0	(37)	7	0
Other securities	18	0	0	0	0	0	0	0	0	18	0
Total securities available for sale	1,205	19	3	86	(168)	0	(74)	192	(518)	745	20
Other assets:
Consumer MSRs	53	4	0	0	0	10	(2)	0	0	65	4
Derivative assets(4)	66	1	0	0	0	27	(28)	0	(5)	61	1
Retained interest in securitizations	221	(1)	0	0	0	0	0	0	0	220	(1)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(43)	$(1)	$0	$0	$0	$(10)	$24	$0	$3	$(27)	$(1)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2014
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(3)

(Dollars in millions)	Balance, January 1, 2014	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3(2)	Transfers Out of Level 3(2)	Balance, June 30, 2014
Assets:
Securities available for sale:
Corporate debt securities guaranteed by U.S. government agencies	$927	$0	$15	$0	$(112)	$0	$(39)	$64	$(116)	$739	$0
RMBS	1,304	37	36	980	0	0	(132)	120	(1,509)	836	37
CMBS	739	0	5	34	0	0	(30)	66	(365)	449	0
Other ABS	343	3	10	0	0	0	(2)	43	(222)	175	3
Other securities	17	0	0	0	0	0	0	3	0	20	0
Total securities available for sale	3,330	40	66	1,014	(112)	0	(203)	296	(2,212)	2,219	40
Other assets:
Consumer MSRs	69	(17)	0	0	0	7	(2)	0	0	57	(17)
Derivative assets(4)	50	3	0	0	0	7	(6)	0	(4)	50	3
Retained interest in securitization	199	(4)	0	0	0	0	0	0	0	195	(4)
Liabilities:
Other liabilities:
Derivative liabilities(4)	$(38)	$(4)	$0	$0	$0	$(4)	$8	$0	$1	$(37)	$(4)
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
During the three and six months ended June 30, 2015 and 2014, the transfers into Level 3 were primarily driven by less consistency among vendor pricing on individual securities, while the transfers out of Level 3 were primarily driven by greater consistency among multiple pricing sources.

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
Techniques and Inputs for Level 3 Fair Value Measurements
The following table presents the significant unobservable inputs relied upon to determine the fair values of our Level 3 financial instruments on a recurring basis. We utilize multiple third-party pricing services to obtain fair value measures for our securities. Several of our third-party pricing services are only able to provide unobservable input information for a limited number of securities due to software licensing restrictions. Other third-party pricing services are able to provide unobservable input information for all securities for which they provide a valuation. As a result, the unobservable input information for the securities available for sale presented below represents a composite summary of all information we are able to obtain for a majority of our securities. The unobservable input information for all other Level 3 financial instruments is based on the assumptions used in our internal valuation models.
Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2015	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$459	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	1-18% 0-20% 0-16% 0-85%	5% 4% 5% 55%
CMBS	170	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-3% 0-100%	2% 5%
Other ABS	7	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2% 0% 1% 30%	2% 0% 1% 30%
U.S. government guaranteed debt and other securities	109	Discounted cash flows (3rd party pricing)	Yield	1-4%	3%
Other assets:
Consumer MSRs	65	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	11-18% 11% 435-1500 bps $93-$209	15% 11% 478 bps $100
Derivative assets(1)	61	Discounted cash flows	Swap rates	2-3%	3%
Retained interests in securitization(2)	220	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	22-69 1-15% 4-8% 2-7% 22-100%	N/A
Liabilities:
Derivative liabilities(1)	$27	Discounted cash flows	Swap rates	2-3%	3%

117	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2014	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average
Assets:
Securities available for sale:
RMBS	$561	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	0-18% 0-23% 0-15% 0-85%	6% 4% 5% 55%
CMBS	228	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate	1-4% 0-100%	1% 5%
Other ABS	65	Discounted cash flows (3rd party pricing)	Yield Constant prepayment rate Default rate Loss severity	2-7% 0-3% 1-10% 30-88%	5% 2% 7% 71%
U.S. government guaranteed debt and other securities	351	Discounted cash flows (3rd party pricing)	Yield	1-4%	3%
Other assets:
Consumer MSRs	53	Discounted cash flows	Total prepayment rate Discount rate Option-adjusted spread rate Servicing cost ($ per loan)	12-27% 12% 435-1,500 bps $93-$209	18% 12% 478 bps $101
Derivative assets(1)	66	Discounted cash flows	Swap rates	2-3%	2%
Retained interests in securitization(2)	221	Discounted cash flows	Life of receivables (months) Constant prepayment rate Discount rate Default rate Loss severity	25-72 2-13% 4-9% 2-8% 19-95%	N/A
Liabilities:
Derivative liabilities(1)	$43	Discounted cash flows	Swap rates	2-3%	2%
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We are required to measure and recognize certain other assets at fair value on a nonrecurring basis on the consolidated balance sheets. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, from the application of lower of cost or market accounting or when we evaluate for impairment). The following table presents the carrying amount of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2015 and December 31, 2014, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended:
Table 12.4: Nonrecurring Fair Value Measurements Related to Assets Still Held at Period End

	June 30, 2015
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$158	$158
Loans held for sale	0	156	0	156
Other assets(1)	0	0	71	71
Total	$0	$156	$229	$385

118	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Estimated Fair Value Hierarchy			Total
(Dollars in millions)	Level 1	Level 2	Level 3
Assets:
Loans held for investment	$0	$0	$121	$121
Loans held for sale	0	34	0	34
Other assets(1)	0	0	65	65
Total	$0	$34	$186	$220
__________

(1)
Includes foreclosed property and repossessed assets of $39 million and long-lived assets held for sale of $32 million as of June 30, 2015, compared to foreclosed property and repossessed assets of $60 million and long-lived assets held for sale of $5 million as of December 31, 2014.

In the above table, loans held for investment primarily include nonperforming loans for which specific reserves or charge-offs have been recognized. These loans are classified as Level 3 as they are valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. Collateral fair value sources include the appraisal value obtained from independent appraisers, broker pricing opinions, or other available market information. The non-recoverable rate ranged from 0% to 73%, with a weighted average of 35%, and from 0% to 74%, with a weighted average of 30%, as of June 30, 2015 and December 31, 2014, respectively. The fair value of the other assets classified as Level 3 is determined based on appraisal value or listing price which involves significant judgment; the significant unobservable inputs and related quantitative information are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2015 and 2014:
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings Related to Assets Still Held at Period End

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Assets:
Loans held for investment	$(48)	$(23)
Loans held for sale	(3)	0
Other assets(1)	(30)	(5)
Total	$(81)	$(28)
__________

(1)	Includes losses related to foreclosed property, repossessed assets and long-lived assets.
Fair Value of Financial Instruments
The following table presents the fair value of financial instruments, whether recognized or not on the consolidated balance sheets at fair value, as of June 30, 2015 and December 31, 2014:

119	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 12.6: Fair Value of Financial Instruments

	June 30, 2015		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,156	$7,156	$7,156	$0	$0
Restricted cash for securitization investors	253	253	253	0	0
Securities available for sale	39,136	39,136	4,552	33,839	745
Securities held to maturity	23,668	24,511	199	24,099	213
Net loans held for investment	205,029	207,984	0	0	207,984
Loans held for sale	1,066	1,105	0	1,105	0
Interest receivable(1)	1,056	1,056	0	1,056	0
Derivative assets(1)(2)	1,357	1,357	4	1,292	61
Retained interests in securitizations	220	220	0	0	220
Financial liabilities:
Non-interest bearing deposits	$25,123	$25,123	$25,123	$0	$0
Interest-bearing deposits	183,657	176,766	0	10,883	165,883
Securitized debt obligations	13,785	13,883	0	13,883	0
Senior and subordinated notes	19,987	20,240	0	20,240	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,888	1,888	1,888	0	0
Other borrowings	10,106	10,127	0	10,127	0
Interest payable(1)	262	262	0	262	0
Derivative liabilities(1)(2)	585	585	4	554	27

	December 31, 2014		Estimated Fair Value Hierarchy
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,242	$7,242	$7,242	$0	$0
Restricted cash for securitization investors	234	234	234	0	0
Securities available for sale	39,508	39,508	4,228	34,075	1,205
Securities held to maturity	22,500	23,634	0	23,503	131
Net loans held for investment	203,933	207,104	0	0	207,104
Loans held for sale	626	650	0	650	0
Interest receivable(1)	1,079	1,079	0	1,079	0
Derivatives assets(1)(2)	1,452	1,452	4	1,382	66
Retained interests in securitizations	221	221	0	0	221
Financial liabilities:
Non-interest bearing deposits	$25,081	$25,081	$25,081	$0	$0
Interest-bearing deposits	180,467	174,074	0	11,668	162,406
Securitized debt obligations	11,624	11,745	0	11,745	0
Senior and subordinated notes	18,684	19,083	0	19,083	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	880	880	880	0	0
Other borrowings	17,269	17,275	0	17,275	0
Interest payable(1)	254	254	0	254	0
Derivatives liabilities(1)(2)	339	339	3	293	43
__________

(1)
As of January 1, 2015, we changed our accounting principle to move from a gross basis of presentation to a net basis, for presenting qualifying derivative assets and liabilities, as well as the related right to reclaim cash collateral or obligation to return cash collateral. Prior period results have been recast to conform to this presentation. See additional information in “Note 1—Summary of Significant Accounting Policies.”

(2)	The balances represent gross derivative amounts and are not reduced by the impact of legally enforceable master netting agreements that allow us to net

120	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

positive and negative positions and cash collateral held or placed with the same counterparty. See additional information in “Note 9—Derivative Instruments and Hedging Activities.”
Financial Assets and Liabilities
The following describes the valuation techniques used in estimating the fair value of our financial assets and liabilities as of June 30, 2015 and December 31, 2014. We applied the fair value provisions to the financial instruments not recognized on the consolidated balance sheets at fair value, which include securities held to maturity, loans held for investment, loans held for sale, interest receivable, interest-bearing deposits, securitized debt obligations, other borrowings and senior and subordinated notes. The provisions requiring us to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into our selection of inputs for our established valuation techniques.
Cash and Cash Equivalents
The carrying amounts of cash and due from banks, federal funds sold and securities purchased under agreements to resell and interest-bearing deposits with banks approximate fair value.
Restricted Cash for Securitization Investors
The carrying amount of restricted cash for securitization investors approximates the fair value due to its relatively short-term nature.
Investment Securities
Quoted prices in active markets are used to measure the fair value of U.S. Treasury debt obligations. For the majority of securities in other investment categories, we utilize multiple third-party pricing services to obtain fair value measurements. A pricing service may be considered as the primary pricing provider for certain types of securities, and the designation of the primary pricing provider may vary depending on the type of securities. The determination of the primary pricing provider is based on our experience and validation benchmark of the pricing service’s performance in terms of providing fair value measurements for the various types of securities.
Certain securities are classified as Level 2 and 3, the majority of which are RMBS and CMBS. When significant assumptions are not consistently observable, fair values are derived using the best available data. Such data may include quotes provided by a dealer, the use of external pricing services, independent pricing models, or other model-based valuation techniques such as calculation of the present values of future cash flows incorporating assumptions such as benchmark yields, spreads, prepayment speeds, credit ratings and losses. The techniques used by the pricing services utilize observable market data to the extent available. Pricing models may be used, which can vary by asset class and may incorporate available trade, bid and other market information. Across asset classes, information such as trader/dealer input, credit spreads, forward curves and prepayment speeds are used to help determine appropriate valuations. Because many fixed income securities do not trade on a daily basis, the pricing models may apply available information through processes such as benchmarking curves, like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used by the pricing services to develop prepayment and interest rate scenarios.
We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results and other internal sources. Pricing variances among different pricing sources are analyzed and validated. Additionally, on an on-going basis, we select a sample of securities and test the third-party valuation by obtaining more detailed information about the pricing methodology, sources of information and assumptions used to value the securities.
The significant unobservable inputs used in the fair value measurement of our RMBS, CMBS and other ABS include yield, prepayment rate, default rate and loss severity in the event of default. Significant increases or decreases in any of those inputs in isolation or combination would result in a significant change in fair value measurement. Generally, an increase in the yield assumption will result in a decrease in fair value measurement; however, an increase or decrease in prepayment rate, default rate or loss severity may have a different impact on the fair value given various characteristics of the security including the capital structure of the deal, credit enhancement for the security or other factors.

121	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loans Held For Investment
Loans held for investment that are individually impaired are carried at the lower of cost or fair value of the underlying collateral, less the estimated cost to sell. The fair values of credit card loans, installment loans, auto loans, home loans and commercial loans are estimated using a discounted cash flow method, which is a form of the income approach. Discount rates are determined considering rates at which similar portfolios of loans would be made under current conditions and considering liquidity spreads applicable to each loan portfolio based on the secondary market. The fair value of credit card loans excludes any value related to customer account relationships. For loans held for investment that are recorded at fair value on our consolidated balance sheets and are measured on a nonrecurring basis, the fair value is determined using appraisal values that are obtained from independent appraisers, broker pricing opinions or other available market information, adjusted for the estimated costs to transact the sale.
Due to the use of significant unobservable inputs, loans held for investment are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses in the consolidated statements of income.
Loans Held For Sale
Loans held for sale are carried at the lower of aggregate cost, net of deferred fees and deferred origination costs, or fair value. We originate loans with the intent to sell them. Certain commercial mortgage loans are sold to government-sponsored enterprises as part of a delegated underwriting and servicing (“DUS”) program. For DUS commercial mortgage loans, the fair value is estimated primarily using contractual prices and other observable market-based inputs. For residential mortgage loans classified as held for sale, the fair value is estimated using observable market prices for loans with similar characteristics as the primary component, with the secondary component derived from typical securitization activities and market conditions. Credit card loans held for sale are valued based on other observable market-based inputs. These assets are therefore classified as Level 2. Fair value adjustments to loans held for sale are recorded in other non-interest income in our consolidated statements of income.
Interest Receivable
The carrying amount of interest receivable approximates the fair value of this asset due to its relatively short-term nature.
Derivative Assets and Liabilities
We use both exchange-traded derivatives and OTC derivatives to manage our interest rate and foreign currency risk exposure. Quoted market prices are available and used to value our exchange-traded derivatives, which we classify as Level 1. However, predominantly all of our derivatives are traded in OTC markets where quoted market prices are not always readily available. Therefore, we value most OTC derivatives using valuation techniques, which include internally-developed models. We primarily rely on market observable inputs for our models, such as interest rate yield curves, credit curves, option volatility and currency rates, that vary depending on the type of derivative and nature of the underlying rate, price or index upon which the derivative’s value is based. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivatives are typically classified as Level 2. When instruments are traded in less liquid markets and significant inputs are unobservable, such as interest rate swaps whose remaining terms do not correlate with market observable interest rate yield curves, the derivatives are classified as Level 3. The impact of counterparty non-performance risk is considered when measuring the fair value of derivative assets. We validate the pricing obtained from the internal models through comparison of pricing to additional sources, including external valuation agents and other internal sources. Pricing variances among different pricing sources are analyzed and validated. These derivatives are included in other assets or other liabilities on the consolidated balance sheets.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the MSRs, the valuation is based on the agreed upon sale price which is considered to be the exit price and the MSRs are classified as Level 2.
Retained Interests in Securitizations
We have retained interests in various mortgage securitizations from previous acquisitions. Our retained interest includes rights to future cash flows arising from the receivables, the most significant being certificated interest-only bonds issued by a trust. We record our interest in these deals at fair value using market indications and valuation models to calculate the present value of future income. The models incorporate various assumptions that market participants use in estimating future income including weighted-average life, constant prepayment rate, discount rate, default rate and severity.
Other Assets
Included in other assets are foreclosed property, other repossessed assets and long-lived assets held for sale. Foreclosed property, other repossessed assets and long-lived assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell. The fair value is determined based on the appraisal value or listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to transact the sale. Due to the use of significant unobservable inputs, these assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other non-interest expense in the consolidated statements of income.
Non-Interest Bearing Deposits
The carrying amount of non-interest bearing deposits approximates fair value.
Interest-Bearing Deposits
The fair value of interest-bearing deposits is determined based on discounted expected cash flows using discount rates consistent with current market rates for similar products with similar remaining terms.
Securitized Debt Obligations
We utilized multiple third-party pricing services to obtain fair value measurements for the large majority of our securitized debt obligations. The techniques used by the pricing services utilize observable market data to the extent available; and pricing models may be used which incorporate available trade, bid and other market information. We used internal pricing models, discounted cash flow models or similar techniques to estimate the fair value of certain securitization trusts where third-party pricing was not available.
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. The following tables present our business segment results for the three and six months ended June 30, 2015 and 2014, selected balance sheet data as of June 30, 2015 and 2014, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, assets and deposits. Prior period amounts have been recast to conform to the current period.

124	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income (expense)	$2,633	$1,444	$466	$(6)	$4,537
Non-interest income	845	196	123	(29)	1,135
Total net revenue (loss)	3,478	1,640	589	(35)	5,672
Provision for credit losses	895	185	49	0	1,129
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	80	0	0	0	80
Core deposit intangible amortization	0	21	4	0	25
Total PCCR and core deposit intangible amortization	80	21	4	0	105
Other non-interest expense	1,777	977	266	182	3,202
Total non-interest expense	1,857	998	270	182	3,307
Income (loss) from continuing operations before income taxes	726	457	270	(217)	1,236
Income tax provision (benefit)	263	166	98	(143)	384
Income (loss) from continuing operations, net of tax	$463	$291	$172	$(74)	$852
Loans held for investment	$87,203	$71,176	$51,231	$95	$209,705
Deposits	0	170,321	32,909	5,550	208,780

	Three Months Ended June 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income (expense)	$2,461	$1,431	$436	$(13)	$4,315
Non-interest income	839	170	109	35	1,153
Total net revenue	3,300	1,601	545	22	5,468
Provision for credit losses	549	143	12	0	704
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	94	0	0	0	94
Core deposit intangible amortization	0	28	5	0	33
Total PCCR and core deposit intangible amortization	94	28	5	0	127
Other non-interest expense	1,625	910	262	55	2,852
Total non-interest expense	1,719	938	267	55	2,979
Income (loss) from continuing operations before income taxes	1,032	520	266	(33)	1,785
Income tax provision (benefit)	364	186	95	(64)	581
Income from continuing operations, net of tax	$668	$334	$171	$31	$1,204
Loans held for investment	$79,018	$71,062	$48,321	$127	$198,528
Deposits	0	169,153	31,440	5,297	205,890

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income	$5,299	$2,878	$927	$9	$9,113
Non-interest income	1,661	354	237	(46)	2,206
Total net revenue (loss)	6,960	3,232	1,164	(37)	11,319
Provision for credit losses	1,564	391	109	0	2,064
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	164	0	0	0	164
Core deposit intangible amortization	0	43	8	0	51
Total PCCR and core deposit intangible amortization	164	43	8	0	215
Other non-interest expense	3,469	1,925	534	213	6,141
Total non-interest expense	3,633	1,968	542	213	6,356
Income (loss) from continuing operations before income taxes	1,763	873	513	(250)	2,899
Income tax provision (benefit)	632	316	186	(221)	913
Income (loss) from continuing operations, net of tax	$1,131	$557	$327	$(29)	$1,986
Loans held for investment	$87,203	$71,176	$51,231	$95	$209,705
Deposits	0	170,321	32,909	5,550	208,780

	Six Months Ended June 30, 2014
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other	Consolidated Total
Net interest income (expense)	$4,986	$2,864	$857	$(42)	$8,665
Non-interest income	1,624	320	196	33	2,173
Total net revenue (loss)	6,610	3,184	1,053	(9)	10,838
Provision (benefit) for credit losses	1,107	283	52	(3)	1,439
Non-interest expense:
Amortization of intangibles:
PCCR intangible amortization	192	0	0	0	192
Core deposit intangible amortization	0	58	11	0	69
Total PCCR and core deposit intangible amortization	192	58	11	0	261
Other non-interest expense	3,253	1,810	511	76	5,650
Total non-interest expense	3,445	1,868	522	76	5,911
Income (loss) from continuing operations before income taxes	2,058	1,033	479	(82)	3,488
Income tax provision (benefit)	722	369	171	(102)	1,160
Income from continuing operations, net of tax	$1,336	$664	$308	$20	$2,328
Loans held for investment	$79,018	$71,062	$48,321	$127	$198,528
Deposits	0	169,153	31,440	5,297	205,890

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Guarantees
We have credit exposure on agreements that we entered into to absorb a portion of the risk of loss on certain manufactured housing securitizations issued by GreenPoint Credit, LLC in 2000. Our maximum credit exposure related to these agreements totaled $13 million and $14 million as of June 30, 2015 and December 31, 2014, respectively. These agreements are recorded on our consolidated balance sheets as a component of other liabilities and our obligations under these agreements was $10 million and $12 million as of June 30, 2015 and December 31, 2014, respectively. See “Note 6—Variable Interest Entities and Securitizations” for additional information about our manufactured housing securitization transactions.
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
On November 1, 2013, we acquired Beech Street Capital, a privately-held, DUS lender that originates multifamily commercial real estate loans with the intent to sell them to a government-sponsored enterprise (“GSE”). Beech Street Capital was renamed Capital One Multifamily Finance in 2014. We enter into loss sharing agreements with Fannie Mae upon the sale of the DUS commercial loans. Under these agreements, we share losses on the covered loans with Fannie Mae on a pari-passu basis. At inception, we record a liability representing the fair value of our obligation which is subsequently amortized as we are released from risk of payment under the loss sharing agreement. If payment under the loss sharing agreement becomes probable and estimable, an additional liability may be recorded on the consolidated balance sheets and a non-interest expense may be recognized in the consolidated statements of income. The associated MSRs are also reviewed for impairment on a quarterly basis.
We had standby letters of credit and commercial letters of credit with contractual amounts of $2.0 billion and $2.1 billion as of June 30, 2015 and December 31, 2014, respectively. The carrying value of outstanding letters of credit, which we include in other liabilities on our consolidated balance sheets was $3 million as of both June 30, 2015 and December 31, 2014. These financial guarantees had expiration dates ranging from 2015 to 2025 as of June 30, 2015. The amount of liability recognized on our consolidated balance sheets for Fannie Mae and other loss sharing agreements was $40 million and $36 million as of June 30, 2015 and December 31, 2014, respectively. No additional collateral or recourse provisions exist to reduce this exposure.
U.K. Cross Sell
In the U.K., we previously sold payment protection insurance (“PPI”) and other ancillary cross sell products. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Conduct Authority (“FCA”), formerly the Financial Services Authority, investigated and raised concerns about the way the industry has handled complaints related to the sale of these insurance policies. For the past several years, the U.K.’s Financial Ombudsman Service (“FOS”) has been adjudicating customer complaints relating to PPI, escalated to it by consumers who disagree with the rejection of their complaint by firms, leading to customer remediation payments by us and others within the industry. In determining our best estimate of incurred losses for future remediation payments, management considers numerous factors, including: (i) the number of customer complaints we expect in the future; (ii) our expectation of upholding those complaints; (iii) the expected number of complaints customers escalate to the FOS; (iv) our expectation of the FOS upholding such escalated complaints; and (v) the estimated remediation payout to customers. We monitor these factors each quarter and adjust our reserves to reflect the latest data. Management’s best estimate of incurred losses related to U.K. cross sell products, including PPI, totaled $160 million and $116 million as of June 30, 2015 and December 31, 2014, respectively. In the three months ended June 30, 2015 we added $78 million to our reserve reflecting an updated assumption of the number of customer complaints we expect in the future because the actual amount of customer complaints received over the most recent quarters did not decline at

127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the pace we previously assumed. Given the inherent uncertainty involved in this matter, it is possible our ultimate liability may materially exceed our current estimate.
In particular, there is an incremental risk to our U.K. PPI reserve stemming from the U.K. Supreme Court’s 2014 ruling in Plevin v. Paragon Personal Finance Limited (“Plevin”). The Supreme Court in Plevin ruled that a purchaser of single premium PPI was owed remediation as the non-disclosure of a high commission was found to have caused an unfair relationship because this omission was material to the consumer’s purchase decision. At this time, both the FOS and the FCA are in the process of determining whether and how the Plevin ruling may apply. A significant proportion of our incremental reserve risk comes from our past sale of monthly premium PPI, as opposed to the single premium PPI considered in Plevin, therefore it is impossible for us to determine at this time what, if any, impact the Plevin ruling will have on our future customer refund payments. While we are unable to estimate the additional possible loss or range of additional losses we may incur on these matters, it is nonetheless reasonably possible that the application of the Plevin ruling may have a material impact on our U.K. PPI reserve.
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
These subsidiaries, in total, originated and sold to non-affiliates approximately $111 billion original principal balance of mortgage loans between 2005 and 2008, which are the years (or “vintages”) with respect to which our subsidiaries have received the vast majority of the repurchase-related requests and other related claims.
The following table presents the original principal balance of mortgage loan originations, by vintage for 2005 through 2008, for the three general categories of purchasers of mortgage loans and the estimated unpaid principal balance as of June 30, 2015 and December 31, 2014:
Table 14.1: Unpaid Principal Balance of Mortgage Loans Originated and Sold to Third Parties Based on Category of Purchaser

	Estimated Unpaid Principal Balance		Original Principal Balance
(Dollars in billions)	June 30, 2015	December 31, 2014	Total	2008	2007	2006	2005
GSEs	$2	$3	$11	$1	$4	$3	$3
Insured Securitizations	4	4	20	0	2	8	10
Uninsured Securitizations and Other	15	16	80	3	15	30	32
Total	$21	$23	$111	$4	$21	$41	$45

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between 2005 and 2008, our subsidiaries sold an aggregate amount of $11 billion in original principal balance mortgage loans to the GSEs.
Of the $20 billion in original principal balance of mortgage loans sold directly by our subsidiaries to private-label purchasers who placed the loans into securitizations supported by bond insurance (“Insured Securitizations”), approximately 48% of the original principal balance was covered by bond insurance. Further, approximately $16 billion original principal balance was placed in securitizations as to which the monoline bond insurers have made repurchase-related requests or loan file requests to one of our subsidiaries (“Active Insured Securitizations”) and the remaining approximately $4 billion original principal balance was placed in securitizations as to which the monoline bond insurers have not made repurchase-related requests or loan file requests to one of our subsidiaries (“Inactive Insured Securitizations”). Insured Securitizations often allow the monoline bond insurer to act independently of the investors. Bond insurers typically have indemnity agreements directly with both the mortgage originators and the securitizers, and they often have super-majority rights within the trust documentation that allow them to direct trustees to pursue mortgage repurchase-related requests without coordination with other investors.
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
With respect to the $111 billion in original principal balance of mortgage loans originated and sold to others between 2005 and 2008, we estimate that approximately $21 billion in unpaid principal balance remains outstanding as of June 30, 2015, of which approximately $4 billion in unpaid principal balance is at least 90 days delinquent. Approximately $22 billion in losses have been realized by third parties. Because we do not service most of the loans we sold to others, we do not have complete information about the underlying credit performance levels for some of these mortgage loans. These amounts reflect our best estimates, including extrapolations of underlying credit performance where necessary. These estimates could change as we get additional data or refine our analysis.
The subsidiaries had open repurchase-related requests with regard to approximately $1.7 billion original principal balance of mortgage loans as of June 30, 2015, an $837 million decrease from December 31, 2014. Currently, repurchase-related demands predominantly relate to the 2006 and 2007 vintages. We have received relatively few repurchase-related demands from the 2008 and 2009 vintages, mostly because GreenPoint ceased originating mortgages in August 2007.
The following table presents information on pending repurchase-related requests by counterparty category and timing of initial request. The amounts presented are based on original loan principal balances.
Table 14.2: Open Pipeline All Vintages (all entities)(1)

(Dollars in millions)	GSEs	Insured Securitizations	Uninsured Securitizations and Other	Total
Open claims as of December 31, 2013	$89	$1,614	$1,122	$2,825
Gross new demands received	22	0	742	764
Loans repurchased/made whole	(31)	0	(5)	(36)
Demands rescinded	(64)	(965)	(12)	(1,041)
Open claims as of December 31, 2014	$16	$649	$1,847	$2,512
Gross new demands received	16	0	17	33
Loans repurchased/made whole	(12)	0	(1)	(13)
Demands rescinded	(13)	(106)	(738)	(857)
Open claims as of June 30, 2015	$7	$543	$1,125	$1,675
__________

(1)
The open pipeline includes all timely repurchase-related requests ever received by our subsidiaries where the requesting party has not formally rescinded the repurchase-related request or our subsidiary has not agreed to either repurchase the loan at issue or make the requesting party whole with respect to its

129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses. The demands rescinded reflect the June 2015 ruling from New York’s highest court that the statute of limitations for repurchase claims begins when the relevant representations and warranties were made, as opposed to some later date during the life of the loan. Finally, the amounts reflected in this chart are the original principal balance amounts of the mortgage loans at issue and do not correspond to the losses our subsidiary would incur upon the repurchase of these loans.
The following table summarizes changes in our representation and warranty reserve for the three and six months ended June 30, 2015 and 2014:
Table 14.3: Changes in Representation and Warranty Reserve(1)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Representation and warranty reserve, beginning of period	$673	$1,128	$731	$1,172
(Benefit) provision for mortgage representation and warranty losses:
Recorded in continuing operations	(9)	(29)	(8)	(15)
Recorded in discontinued operations	(27)	11	(46)	(36)
Total benefit for mortgage representation and warranty losses	(36)	(18)	(54)	(51)
Net realized losses	(1)	(98)	(41)	(109)
Representation and warranty reserve, end of period	$636	$1,012	$636	$1,012
__________

(1)	Reported on our consolidated balance sheets as a component of other liabilities.
The following table summarizes the allocation of our representation and warranty reserve as June 30, 2015 and December 31, 2014.
Table 14.4: Allocation of Representation and Warranty Reserve

	Reserve Liability		Loans Sold 2005 to 2008(1)
(Dollars in millions, except for loans sold)	June 30, 2015	December 31, 2014
Selected period-end data:
GSEs and Active Insured Securitizations	$486	$499	$27
Inactive Insured Securitizations and Others	150	232	84
Total(2)	$636	$731	$111
__________

(1)	Reflects, in billions, the total original principal balance of loans originated by our subsidiaries and sold to third-party investors between 2005 and 2008.

(2)	The total reserve liability includes an immaterial amount related to loans that were originated after 2008.
We established reserves for the $11 billion original principal balance of GSE loans, based on open claims and historic repurchase rates. We have entered into and completed repurchase or settlement agreements with respect to the majority of our repurchase exposure within this category.
Our reserves could also be impacted by any claims which may be brought by governmental agencies under the Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”), the False Claims Act, or other federal or state statutes. For example, GreenPoint and Capital One have received requests for information and/or subpoenas from various governmental regulators and law enforcement authorities, including members of the RMBS Working Group, relating to the origination of loans for sale to the GSEs and to RMBS participants. We are cooperating with these regulators and other authorities in responding to such requests.
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
For the $22 billion original principal balance of mortgage loans sold to private investors as whole loans, we establish reserves based on open claims and historical repurchase rates.
The aggregate reserve for all three subsidiaries totaled $636 million as of June 30, 2015, compared to $731 million as of December 31, 2014. We recorded a net benefit for mortgage representation and warranty losses of $54 million (which includes a benefit of $8 million before taxes in continuing operations and a benefit of $46 million before taxes in discontinued operations) in the first six months of 2015. The decrease in the representation and warranty reserve was primarily driven by settlements and favorable industry legal developments, including a ruling from New York’s highest court that the statute of limitations for repurchase claims begins when the relevant representations and warranties were made, as opposed to some later date during the life of the loan.
As part of our business planning processes, we have considered various outcomes relating to the future representation and warranty liabilities of our subsidiaries that are possible but do not rise to the level of being both probable and reasonably estimable outcomes justifying an incremental accrual under applicable accounting standards. Our current best estimate of reasonably possible future losses from representation and warranty claims beyond what was in our reserve as of June 30, 2015 is approximately $1.6 billion, a decrease from our $2.1 billion estimate at December 31, 2014. The decrease in this estimate was primarily driven by favorable industry legal developments, including the statute of limitations ruling from New York’s highest court mentioned above. The estimate as of June 30, 2015 covers all reasonably possible losses relating to representation and warranty claim activity, including those relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation described below.
In estimating reasonably possible future losses in excess of our current reserves, we assume a portion of the inactive securitizations become active and for all Insured Securitizations, we assume loss rates on the high end of those observed in monoline settlements or court rulings. For our remaining GSE exposures, Uninsured Securitizations and whole loan exposures, our reasonably possible risk estimates assume lifetime loss rates and claims rates at the highest levels of our past experience and also consider the limited instances of observed settlements. We do not assume claim rates or loss rates for these risk categories will be as high as those assumed for the Active Insured Securitizations, however, based on industry precedent. Should the number of claims or the loss rates on these claims increase significantly, our estimate of reasonably possible risk would increase materially. We also assume that repurchase-related requests will be resolved at discounts reflecting the nature of the claims, the vintage of the underlying loans and evolving legal precedents.
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
For some of the matters disclosed below, we are able to determine estimates of potential future outcomes that are not probable and reasonably estimable outcomes justifying either the establishment of a reserve or an incremental reserve build, but which are reasonably possible outcomes. For other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible (excluding the reasonably possible future losses relating to the U.S. Bank Litigation, the FHFA Litigation, and the LXS Trust Litigation, because reasonably possible losses with respect to those litigations are included within the reasonably possible representation and warranty liabilities discussed above) management currently estimates the reasonably possible future losses beyond what was in our reserve as of June 30, 2015 was approximately $250 million. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental actors, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of June 30, 2015 was zero. Separately, in January 2011, we entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.
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
Anti-Money Laundering
Capital One has received requests for subpoenas and testimony from the New York District Attorney’s Office (“NYDA”) with respect to certain check casher clients of the Commercial Banking business and Capital One’s anti-money laundering (“AML”) program. In early 2015, we received similar requests from the U.S. Department of Justice (“DOJ”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury. Capital One is cooperating with all agencies involved in the investigation.
In July 2015, Capital One entered into a consent order with the Office of the Comptroller of the Currency (“OCC”) concerning regulatory deficiencies in our AML program emanating from our former Check Cashing Group within the Commercial Banking business. We have made substantial progress in implementing the changes required by the OCC consent order, which changes do not have a material impact on our financial results or operations.
Subprime Auto Loan Investigations
Capital One has received a subpoena from the NYDA seeking information regarding the Company’s subprime auto finance business. Capital One has also received a subpoena from the DOJ’s New Jersey office requesting information related to subprime auto origination and securitization activities. Capital One is cooperating with both investigations.
Checking Account Overdraft Litigation
In May 2010, Capital One Financial Corporation and COBNA were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that our methodology for posting transactions to customer accounts was designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (“MDL”) involving numerous defendant banks, captioned In re Checking Account Overdraft Litigation. In January 2011, plaintiffs filed a second amended complaint against CONA in the MDL court. In February 2011, CONA filed a motion to dismiss the second amended complaint. In March 2011, the MDL court granted CONA’s motion to dismiss claims of breach of the covenant of good faith and fair dealing under Texas law, but denied the motion to dismiss in all other respects. In June 2012, the MDL court granted plaintiff’s motion for class certification. The parties reached an agreement to resolve the class claims in October 2014, and the court granted final approval of the proposed settlement in May 2015.
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

CAPITAL ONE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Court for the Eastern District of Virginia. In the Complaint, IV alleges infringement of patents related to various business processes across the Capital One enterprise. IV simultaneously filed patent infringement actions against numerous other financial institutions on the same and other patents in several other federal courts. Capital One’s motion to dismiss was denied without prejudice in August 2013. Capital One filed an answer and counterclaim alleging antitrust violations. In December 2013, the court dismissed Capital One’s counterclaim and decided the parties’ arguments on claim construction. IV agreed to dismiss two patents in suit, and following claim construction, asked for a stipulation of non-infringement for one patent with an opportunity to appeal the court’s decision regarding claim construction. In April 2014, the court granted Capital One’s motion for summary judgment and found that the two remaining patents were either unpatentable or indefinite. In May 2014, IV appealed to the Federal Circuit, which affirmed the district court’s dismissal of all three remaining patents in July 2015.
In January 2014, IV filed a second suit against Capital One for patent infringement in the U.S. District Court for the District of Maryland. In the complaint, IV again alleges infringement of patents related to various business practices across the Capital One enterprise. IV has voluntarily dismissed one of the patents against Capital One. The parties are currently engaged in discovery and claim construction on the remaining patents. In March 2015, the court granted Capital One’s motion for leave to add a counterclaim for antitrust violations by IV.
Telephone Consumer Protection Act Litigation
In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Litigation Multi-district Litigation matter was created as a result of a transfer order issued by the U.S. Judicial Panel on Multi-district Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions-Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois) and several individual lawsuits. In February 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint alleging that COBNA and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs, and injunctive relief. In June 2014, the parties filed a settlement agreement resolving the litigation. The court granted preliminary approval of the class settlement in July 2014, and granted final approval in February 2015. The Seventh Circuit terminated appeals of the settlement in June 2015, and the settlement is now final.
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

135	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

136	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of shares of our common stock for each calendar month in the second quarter of 2015:

(Dollars in millions, except per share information)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount That May Yet be Purchased Under the Plan or Program(2)
April	2,220,309	$81.05	2,216,884	$2,945
May	2,483,269	83.08	2,480,017	2,739
June	2,764,703	86.57	2,764,046	2,500
Total	7,468,281	83.77	7,460,947
__________

(1)
Primarily comprised of repurchases under the $3.125 billion common stock repurchase program authorized by our Board of Directors and announced on March 11, 2015, which authorized share repurchases through June 30, 2016. Also includes 3,425 shares, 3,252 shares and 657 shares purchased in April, May and June respectively, related to the withholding of shares to cover taxes on restricted stock awards whose restrictions have lapsed.

(2)	Amounts exclude commission costs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

137	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: August 3, 2015	By:	/s/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Chief Financial Officer

138	Capital One Financial Corporation (COF)

EXHIBIT INDEX
CAPITAL ONE FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
DATED JUNE 30, 2015
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

3.3.4
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series E, dated May 12, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 14, 2015).

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

12.1*	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Stephen S. Crawford.
32.1*	Certification** of Richard D. Fairbank.
32.2*	Certification** of Stephen S. Crawford.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Indicates a document being filed with this Form 10-Q.

139	Capital One Financial Corporation (COF)

**	Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the 1934 Act or otherwise subject to the liabilities of that section.

140	Capital One Financial Corporation (COF)